Form 10-Q
period 1995-03-31
II-VI INC
filed 1995-05-15
CIK 820318

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended, March 31, 1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from               to              .
                                               -------------    -------------



                       Commission File Number:  0-16195


                              II-VI INCORPORATED
            (Exact name of registrant as specified in its charter)


                 PENNSYLVANIA                            25-1214948
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

              375 Saxonburg Boulevard
                Saxonburg, PA 16056                     16056
     (Address of principal executive offices)          (Zip Code)




       Registrant's telephone number, including area code:  412-352-4455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X                  No
                        -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     At March 31, 1995, 2,534,582 shares of Common Stock, no par value, of the registrant were outstanding.

                      II-VI INCORPORATED AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX
                                     -----


                                                                                     Page No.
                                                                                     --------
PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Independent Accountants' Report.........................................  3

                  Condensed Consolidated Balance Sheets - March 31, 1995 and
                  June 30, 1994...........................................................  4

                  Condensed Consolidated Statements of Operations -- Three and nine months ended March 31, 1995 and 1994....................................  5

                  Condensed Consolidated Statements of Shareholders' Equity -- Nine
                  months ended March 31, 1995.............................................  7

                  Condensed Consolidated Statements of Cash Flows -- Nine months ended March 31, 1995 and 1994...........................................  8

                  Notes to Condensed Consolidated Financial Statements....................  9


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................... 11



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................................ 13

[LOGO OF ALPERN, ROSENTHAL & COMPANY]
   Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue . Pittsburgh, Pennsylvania
15222-2413
(412) 281-2501 . Fax (412) 471-1996


                        Independent Accountants' Report

To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

   We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three and nine-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of II-VI Incorporated and Subsidiaries as of June 30, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 12, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Alpern, Rosenthal & Company

April 18, 1995


                          A Professional Corporation
- - - - - - -------------------------------------------------------------------------------
Irving P. Rosenthal, CPA       Members American and Pennsylvania
Michael H. Levin, CPA       Institutes of Certified Public Accountants
Harvey A. Pollack, CPA
Fred J. Morelli, Jr., CPA        Accounting Firms Associated, inc.
Edward F. Rockman, CPA            Member Firms in Principal Cities
Emanuel V. DiNatale, CPA

Deborah H. Wells, CPA
Fred M. Rock, CPA
Sean M. Brennan, CPA
Alexander Paul, CPA
Michael E. Forgas, CPA
Joel M. Rosenthal, CPA

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- - - - - - --------------------------------------------------------------------------------
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)

                                                                          March 31,        June 30,
Assets                                                                      1995             1994
                                                                          ---------       ---------
Current Assets
    Cash and equivalents                                                   $ 2,422         $ 1,734
    Accounts receivable - less allowance for doubtful
     accounts of $143 at 3/31/95 and $125 at 6/30/94                         5,630           3,683
    Inventories                                                              4,012           3,204
    Deferred income taxes                                                      218             269
    Prepaid and other current assets                                           387             260
                                                                           -------         -------
      Total Current Assets                                                  12,669           9,150

Property, Plant & Equipment, net                                             9,331           8,093
Other Assets                                                                   344             327
                                                                           -------         -------
                                                                           $22,344         $17,570
                                                                           =======         =======

Liabilities and Shareholders' Equity

Current Liabilities
    Notes payable                                                          $ 1,521         $     -
    Accounts payable - trade                                                   678             444
    Accrued salaries, wages and bonuses                                      1,337             737
    Income taxes payable                                                       500             375
    Accrued profit sharing contribution                                        175              70
    Other current liablities                                                 1,131             613
    Current portion of long-term debt                                           22             263
                                                                           -------         -------
      Total Current Liabilities                                              5,364           2,502

Long-Term Debt--less current portion                                            74               -

Deferred Income Taxes                                                          952             831

Commitments & Contingencies                                                      -               -

Shareholders' Equity
    Preferred stock, no par value; authorized -
    5,000,000 shares; unissued                                                   -               -
    Common stock, no par value; authorized- 30,000,000 shares;
    issued- 3,105,205 shares at 3/31/95 and 3,078,115 at 6/30/94             4,269           4,184
    Cumulative translation adjustment                                          (12)             10
    Retained earnings                                                       12,827          11,142
                                                                           -------         -------
                                                                            17,084          15,336

    Less treasury stock, at cost - 570,623 shares at
    3/31/95; 566,418 at 6/30/94                                              1,130           1,099
                                                                           -------         -------
                                                                            15,954          14,237
                                                                           -------         -------
                                                                           $22,344         $17,570
                                                                           =======         =======

- - - - - - -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
($000 except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                    1995             1994
                                                                -------------    -------------
Revenues
Net Sales:
  Domestic                                                      $      4,407     $      2,156
  International                                                        3,248            2,351
                                                                -------------    -------------
                                                                       7,655            4,507
Contract research and development                                        373              455
                                                                -------------    -------------
                                                                       8,028            4,962
                                                                -------------    -------------


Costs, Expenses & Other Income
Cost of goods sold                                                     4,663            3,067
Contract research and development                                        261              279
Internal research and development                                         85               64
Selling, general and administrative expenses                           1,989            1,289
Interest and other expense (income) - net                                (62)             (62)
                                                                -------------    -------------
                                                                       6,936            4,637
                                                                -------------    -------------

Earnings Before Income Taxes                                           1,092              325

Income Tax Expense                                                       312              122
                                                                -------------    -------------

Net Earnings                                                    $        780     $        203
                                                                =============    =============


Earnings Per Share                                              $       0.29     $       0.08
                                                                =============    =============

- - - - - - -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
($000 except per share data)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                    1995             1994
                                                                -------------    -------------
Revenues
Net Sales:
  Domestic                                                      $      9,470     $      6,165
  International                                                        9,016            6,186
                                                                -------------    -------------
                                                                      18,486           12,351
Contract research and development                                        892            1,164
                                                                -------------    -------------
                                                                      19,378           13,515
                                                                -------------    -------------


Costs, Expenses & Other Income
Cost of goods sold                                                    11,022            8,337
Contract research and development                                        712              739
Internal research and development                                        337              221
Selling, general and administrative expenses                           5,059            3,720
Gain on sale of investment                                                 -             (699)
Interest and other expense (income) - net                                (66)             (27)
                                                                -------------    -------------
                                                                      17,064           12,291
                                                                -------------    -------------

Earnings Before Income Taxes                                           2,314            1,224

Income Tax Expense                                                       629              420
                                                                -------------    -------------

Net Earnings                                                    $      1,685     $        804
                                                                =============    =============


Earnings Per Share                                              $       0.65     $       0.32
                                                                =============    =============

- - - - - - -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                                Common Stock        Cumulative                    Treasury Stock
                                             -------------------   Translation    Retained      -------------------
                                             Shares      Amount     Adjustment    Earnings      Shares      Amount       Total
                                             -------     -------   ------------   ---------     -------    --------     --------
Balance--June 30, 1994                        3,078      $ 4,184     $       10   $  11,142      (566)    $ (1,099)    $ 14,237

  Shares issued under stock option plan          -             1            -            -          -            -            1

  Net earnings for the quarter                   -            -             -           396         -            -          396

  Translation adjustment                         -            -               8          -          -            -            8
                                             -------      -------     ---------    ---------    -------    ---------   --------
Balance--September 30, 1994                    3,078      $ 4,185     $      18    $  11,538      (566)    $ (1,099)   $ 14,642

  Shares issued under stock option plan          12           39            -            -          -            -           39

  Net earnings for the quarter                   -            -             -           509         -            -          509

  Purchase of treasury stock                     -            -             -            -          (3)         (18)        (18)

  Translation adjustment                         -            -              (2)         -          -            -           (2)
                                             -------      -------     ---------    ---------    -------    ---------   --------
Balance--December 31, 1994                     3,090      $ 4,224     $      16    $  12,047       (569)   $  (1,117)  $ 15,170
                                             =======      =======     =========    =========    =======    =========   ========

  Shares issued under stock option plan          15           45            -            -          -            -           45

  Net earnings for the quarter                   -            -             -           780         -            -          780

  Purchase of treasury stock                     -            -             -            -           (2)         (13)       (13)

  Translation adjustment                         -            -             (28)         -          -            -          (28)
                                             -------      -------     ---------    ---------    -------    ---------   --------
Balance--March 31, 1995                        3,105      $ 4,269     $     (12)   $  12,827       (571)   $  (1,130)  $ 15,954
                                             =======      =======     =========    =========    =======    =========   ========

- - - - - - -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                            Nine Months Ended
                                                                 March 31,
                                                       -----------------------------
                                                           1995            1994
                                                       ------------     ------------
Cash Flows from Operating Activities
  Net Earnings                                           $     1,685    $       804
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation                                               1,519          1,400
    Net loss (gain) on disposal of fixed assets                   17             (3)
    Gain on sale of investment                                     -           (699)
    Gain on foreign currency transactions                        (19)           (53)
    Deferred income taxes                                        172            134
  Increase (decrease) in cash from changes in:
    Accounts receivable                                       (1,187)           342
    Inventories                                                 (219)          (228)
    Accounts payable                                             125           (358)
    Accrued salaries, wages and bonuses                          589             13
    Accrued profit sharing contribution                          105             23
    Income taxes payable                                         125            121
    Other operating net assets                                   122            (93)
                                                         ------------   ------------
  Net cash provided by operating activities                    3,034          1,403
                                                         ------------   ------------

Cash Flows from Investing Activities
  Proceeds from sale of fixed assets                               -              5
  Additions to fixed assets                                   (1,332)        (1,432)
  Net cash on Purchase of Virgo Optics                        (2,353)             -
  Additions to other assets                                      (69)           (97)
                                                         ------------   ------------
  Net cash used in investing activities                       (3,754)        (1,524)
                                                         ------------   ------------

Cash Flows from Financing Activities
  Net change in notes payable                                  1,521              -
  Proceeds from long-term borrowings                             108              -
  Payments on long-term borrowings                              (275)          (530)
  Proceeds from sale of common stock                              85             22
  Purchase of treasury stock                                     (31)          (164)
                                                         ------------   ------------
  Net cash provided by (used in) financing activities          1,408           (672)
                                                         ------------   ------------

Net increase (decrease) in cash and equivalents                  688           (793)

Cash and Equivalents at Beginning of Period                    1,734          1,862
                                                         ------------   ------------

Cash and Equivalents at End of Period                    $     2,422    $     1,069
                                                         ============   ============

- - - - - - -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)



Note A - Basis of Presentation
         ---------------------


     The condensed consolidated financial statements for the three and nine month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's Annual Report as filed as an exhibit to the Company's Form 10-K Annual Report dated September 23, 1994 filed with the Securities and Exchange Commission. The consolidated results of operations for the three and nine month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note B - Inventories  ($000)
         -------------------

     The components of inventories are as follows:

                                                    March 31         June 30
                                                      1995             1994
                                                  -------------    -------------
         Raw Materials                            $      1,646     $     1,753
         Work in Progress                                1,140             730
         Finished Goods                                  1,226             721
                                                  -------------    -------------

                                                  $      4,012     $     3,204
                                                  =============    =============

Note C - Property, Plant and Equipment  ($000)
         -------------------------------------

     Property, plant and equipment consist of the following:

                                                    March 31         June 30
                                                      1995             1994
                                                  -------------    -------------
         Land and land improvements               $        307     $       307
         Buildings and improvements                      3,838           3,743
         Machinery and equipment                        16,894          14,305
                                                  -------------    -------------

                                                        21,039          18,355
         Less accumulated depreciation                  11,708          10,262
                                                  -------------    -------------

                                                  $      9,331     $     8,093
                                                  =============    =============


II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)



Note D - Gain on The Sale of Investment
         ------------------------------

     In fiscal 1994, the Company recognized $699,000 of gain resulting from the sale, in 1993, of its ownership in its former Japanese distributor. The gain had been deferred in order to match it with the final negotiated costs, if any, of terminating the agency agreement with the distributor. Final termination of the agency agreement took place during the first quarter of fiscal 1994.


Note E - Notes Payable
         -------------

     The Company's Japanese subsidiary borrowed $1.5 million on August 17, 1994 from a Japanese bank. Terms of the agreement call for monthly principal payments plus interest charged at the rate of .5% above the bank's prevailing prime lending rate for a five year period. The interest rate at March 31, 1995 was 3.5%. The bank will review the borrowing agreement annually and at that time has the option of calling the loan. These borrowings are guaranteed by the Parent Company.


Note F - Acquisition
         -----------
     On December 29, 1994 the Company acquired the net assets of Virgo Optics. The acquisition was accounted for as a purchase and included inventory, accounts receivable, machinery and equipment and certain current liabilities. The purchase price was allocated as follows:

                    Accounts receivable       $   720,000
                    Inventory                     400,000
                    Machinery and equipment     1,387,000
                    Other assets                    3,000
                                              ------------

                                                2,510,000

                    Current liabilities          (157,000)
                                              ------------

                    Cash purchase price       $ 2,353,000
                                              ============

    The following pro forma financial information is based upon the historical financial statements of the Registrant and the Virgo Optics Division of Sandoz Chemicals Corporation ("Virgo"), adjusted to give effect to the acquisition of substantially all of the assets and the assumption of certain liabilities of Virgo and the integration of the activities of the Registrant and Virgo. This information assumes that such events occurred on the first day of the Registrant's 1994 fiscal year (July 1, 1993).

                          Nine Months Ended
                              March 31,
                        ----------------------
                         1995           1994
                        -------        -------
Revenues                $21,782        $16,498

Net Earnings             $2,023           $777

Earnings Per Share        $0.78          $0.31

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - - ------   ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of Operations
- - - - - - ---------------------

         Net earnings for the third quarter of fiscal 1995, ended March 31, 1995, were $780,000 ($0.29 per share) on revenues of $8,028,000. These results compare with net earnings of $203,000 ($0.08 per share) on revenues of $4,962,000 in the third fiscal quarter of last year. For the nine months ended March 31, 1995 net earnings were $1,685,000 ($0.65 per share) on revenues of $19,378,000 as compared to net earnings of $804,000 ($0.32 per share) on revenues of $13,515,000 for the same period last year. Earnings for last year included a $461,000 ($0.18 per share) after tax gain resulting from the recognition of a previously deferred gain on the sale of the Company's investment in its former Japanese distributor.

         Order bookings for the third quarter were $8,011,000 compared to $4,686,000 for the third quarter last fiscal year. Fiscal year-to-date bookings were $20,709,000 versus $13,426,000 in fiscal 1994. Almost one-half of the increase in quarterly bookings is attributable to Virgo Optics, which was acquired on December 29, 1994. The remaining increase reflects the increased world-wide demand for II-VI products in the Industrial Market. The year-to-date bookings increase also reflects this higher world-wide demand for II-VI products and, to a lesser extent, the addition of Virgo Optics. Also, the strengthening of the Japanese Yen versus the U.S. dollar positively impacted the quarter and year-to-date bookings.

         Manufacturing revenues increased 70% from $4,507,000 for the third quarter of last year to $7,655,000 for this quarter. Year-to-date manufacturing revenues of $18,486,000 exceed last fiscal year's nine month total by $6,135,000. These improvements represent increased shipments in all II-VI markets, as well as added shipments from Virgo Optics.

         Manufacturing gross margin increased to 39% and 40% for the quarter and year-to-date, respectively, as compared to 32% for last fiscal year's third quarter and year-to-date. Increased production volume and higher manufacturing efficiencies from process and yield improvements have driven these increases. The decrease in gross margin as a percent of revenues from last quarter is due to the addition of Virgo Optics. Virgo's gross margin percentage has historically been below that of II-VI's.

         Contract research and development revenues for the quarter of $373,000 and year-to-date of $892,000 were below last year's revenues for the same periods by $82,000 and $272,000, respectively. The reduction in contract research and development gross margin percentage is mostly attributable to increased costs due to reclassifications of certain other operating costs.

         Internal Research and Development expenses increased $21,000 for the quarter and $116,000 year-to-date, as compared to last year. The higher expense is a result of increased crystal growth research.

         Selling, General and Administrative expenses of $1,989,000 for the quarter compared to $1,289,000 for last year's third quarter. Year-to-date expenses increased to $5,059,000 from $3,720,000. These increases reflect expenses associated with the Company's world-wide profit driven bonus program, expenses incurred in the operation of Virgo Optics, and higher sales and marketing expenses.

         The Company's year-to-date effective income tax rate is 27% of pre-tax earnings as compared to 34% for the same period last year. The lower rate is due to the mix of earnings from domestic and foreign operations.

Liquidity and Capital Resources
- - - - - - -------------------------------

         During the nine months ended March 31, 1995, working capital increased from $6,648,000 to $7,305,000. This increase is primarily due to increases in cash, accounts receivable, and inventories, offset by increases in notes payable, accrued salaries, wages, and bonuses, and other current liabilities.

The increases in accounts receivable and inventories are mostly due to increased revenues and the effect of the acquisition of Virgo Optics. The increases in accrued salaries, wages, and bonuses and other current liabilities are primarily due to the Company's world-wide profit driven bonus program, other payroll related amounts, and the effect of the acquisition of Virgo Optics. The increase in notes payable is from a loan secured by the Japanese subsidiary.

         The increase in cash is principally due to cash from operations and notes payable, offset by the purchase of Virgo Optics and additional fixed assets.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - - - - - ------   --------------------------------

         (a)  Exhibits.
              --------

                15.01    Accountant's acknowledgment letter dated
                         May  11, 1995....................................Filed herewith.

                27.01    Financial Data Schedule (supplied for the information of
                         the Commission)..................................Filed herewith.

                99.01    Press release dated April 20, 1995...............Filed herewith.

         (b)  Reports on Form 8-K.
              -------------------

              On January 13, 1995, the Registrant filed a Report on Form 8-K for the event dated December 29, 1994, covering Items 2 and 5 thereof. On March 6, 1995, the Registrant filed Amendment No. 1 to such Form 8-K. On March 10, 1995, the Registrant filed Amendment No. 2 to such Form 8-K, covering Item 7 thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)



Date:  May 12, 1995           By:              /s/ Carl J. Johnson
                                 -----------------------------------------------
                                           Carl J. Johnson
                                      Chairman and Chief Executive Officer



Date:  May 12, 1995           By:             /s/ James Martinelli
                                 -----------------------------------------------
                                           James Martinelli
                                         Treasurer and Director of
                                         Finance and Accounting

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.
- - - - - - -----------



  15.01  Accountants' acknowledgment letter dated     Filed herewith.
         May 11, 1995

  27.01  Financial Data Schedule (supplied for the
         information of the Commission)               Filed herewith.

  99.01  Press release dated April 20, 1995           Filed herewith.