Form 10-K
period 1995-06-30
II-VI INC
filed 1995-09-18
CIK 820318

                                  FORM 10-K



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


[X]     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
                    for the fiscal year ended June 30, 1995

[_]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________________ to
_________________.


                       Commission File Number:  0-16195

                              II-VI INCORPORATED
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                25-1214948
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        375 Saxonburg Boulevard
        Saxonburg, Pennsylvania                            16056
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code:  412-352-4455

      Securities registered pursuant to Section 12(b) of the Act:  None.

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes       x                 No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 12, 1995, was approximately $78,689,900, based on the closing sale price reported on NASDAQ/NMS for September 12, 1995. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 12, 1995, was 5,107,370.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS



                                   BUSINESS

INTRODUCTION

  II-VI Incorporated designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near infrared, visible light and x-ray/gamma-ray instruments and applications. The Company's infrared products are used in high-power CO\\2\\ (carbon dioxide) lasers for industrial processing and for commercial and military sensing systems. The Company's near infrared and visible products are used in industrial, scientific and medical instruments and solid-state YAG (yttrium aluminum garnet) lasers. Frequency doubling and single crystal substrate materials produced by the Company are utilized as building blocks in the emerging blue light laser market segment. II-VI also is developing and marketing solid state x-ray and gamma-ray products for the nuclear radiation detection industry. The majority of the Company's revenues are attributable to the sale of optical parts and components for the laser processing industry.

INDUSTRIAL PROCESSING BACKGROUND

  Applications for laser processing are increasing worldwide as manufacturers seek solutions to increasing demands for quality, precision, speed, throughput, flexibility, automation and cost control. High-power CO\\2\\ and YAG lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat treating and marking applications. For example, automobile manufacturers use lasers to facilitate rapid product changeovers, process simplification, efficient sequencing and computer control on high throughput production lines. Manufacturers of recreational vehicles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexible, high consistency, reduced post processing, lower cost operations. For office furniture producers, lasers provide easily reconfigurable, low distortion, low cost prototyping and production capability that facilitates semi-custom manufacturing of customer specified designs. On high speed consumer product processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

  Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO\\2\\ and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece. To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of 15,000 to 20,000 industrial YAG and CO\\2\\ lasers. Average lifetime for industrial laser optical elements is estimated to be 1,000 to 4,000 hours.

COMPANY STRATEGY

  The overall strategy of II-VI is to be the quality, cost and service leader in every market it serves. The Company strives to involve every employee in its efforts to achieve these goals.

 High Power Laser Market Leadership

  The Company believes that it supplies more than half of the infrared optics to industrial materials processors using high power CO\\2\\ lasers worldwide. Following on the Virgo Optics acquisition and based on the Company's experience in the high power CO\\2\\ laser optics, II-VI now has an opportunity to build a position of market leadership in the emerging high power YAG laser industry. The Company intends to expand its production of YAG laser gain components and high power mirrors, beamsplitters and related optics for use in YAG lasers and laser systems. See "Business--Industry Background--YAG Laser Components."

Quality Leadership

  The Company seeks to deliver the highest quality levels practicably attainable in its products and customer services. The Company has decreased its warranty return ratio in each of the past five years and will attempt in forward fiscal years to improve on the fiscal year 1995 record of returns being approximately 1% of net sales. The Company has made consistent quality its highest customer priority by involving employees in continuous improvement.

 Low Cost Producer

  The Company seeks to attain and maintain the low cost producer position for infrared and visible optics and materials. The Company has invested significantly in process design, process control, automated equipment, employee training, yield improvement and manufacturing management systems in order to enhance production efficiencies in each product area. Currently, facilities are being substantially expanded and upgraded in infrared optics, Zinc Selenide optical materials, YAG manufacturing and nuclear radiation detector areas.

 Sales and Service

  Another component of the Company's strategy is to provide rapid, technically complete responses to customer inquiries or field service problems, quick turnaround product quotations, short manufacturing lead-times and on-time deliveries. The Company offers the quick delivery INFRAREADY OPTICS(R) program for customers so that they may avoid production line shutdowns or inventory stockouts.

 Technology Leadership

  II-VI develops growth opportunities from a combination of internally funded and contract research and development. For example, the Company's leadership in infrared and visible thin film optical coatings has evolved from continuous Company funded thin film product and process research. The Company's globally competitive capabilities in the manufacture of Zinc Selenide and Zinc Sulfide infrared optical materials grew from internally funded research and development. II-VI's expertise in the production of Cadmium Zinc Telluride substrates for the manufacture of infrared focal plane arrays is the result of contract research sponsored by various Department of Defense agencies. The Company's Cadmium Zinc Telluride experience has been critical in the development of the eV PRODUCTS nuclear radiation detectors. The Company intends to continue a balanced program of internal and contract research and development.

 Launch New Products

  The Company invests in emerging new products including its nuclear radiation detectors and its materials and components for blue light lasers. These two new product lines share a number of characteristics: both address large potential markets; both depend on success in crystal growth technology; and both serve OEM customers that manufacture performance and productivity enhancing tools, instruments and systems for industrial, information and telecommunications, scientific and medical markets.

 Acquisition Strategy

  II-VI intends to continue to search for and acquire well matched technologies, product lines and companies that can contribute to its growth in broad segments of the global laser, optics and electro-optics industry. With the acquisitions of Virgo Optics in 1994, eV PRODUCTS hybrid electronics production capability in 1992 and high pressure Bridgman crystal growth technology in 1991, the Company has experience in the integration of additional products and capabilities with its ongoing operations.

PRODUCTS

  The Company's products include infrared, near infrared, visible and x-ray materials, optics and electro- optic components used in high power industrial lasers, scientific and military lasers, and sensors. The Company believes that its leading edge quality, delivery and customer service enhance its reputation as the supplier of choice for high power laser optics and components. The majority of the Company's revenues are attributable to the sale of optical devices and components for the laser processing industry.

 Infrared Optics and Materials.

  Reliable operation of high power (1 to 20 kW) CO\\2\\ infrared lasers requires high quality, low absorption optical elements. The CO\\2\\ laser emits infrared energy at a wavelength of 10.6 micrometers, a wavelength which is optimal for many industrial processes such as the cutting, welding, drilling and heat treating of various materials such as steel and other metals or alloys, plastics, wood, paper, cardboard, ceramics and numerous composites. This wavelength is also desirable for certain types of medical surgery and for various surveillance and sensing systems that must penetrate adverse atmospheric conditions.

  The Company is a broad line supplier of virtually all of the optics and optical elements used in CO\\2\\ lasers and laser systems. The Company supplies a family of standard and custom transmissive, reflective and diamond turned optical elements to high power CO\\2\\ resonator manufacturers, CO\\2\\ laser system manufacturers and to the aftermarket as replacement parts. Transmissive optical elements manufactured by the Company are predominately made from Zinc Selenide produced in-house. The Company is one of two manufacturers in the world of this optical material. The Company's Zinc Selenide capability and its low absorbing, thin film coating technology have earned II-VI a reputation as the quality leader worldwide in this marketplace.

  The Company provides replacement optics and refurbishing services to users of industrial CO\\2\\ lasers. The Company sells its infrared replacement optics with a 24-hour shipment guarantee under the trade name of INFRAREADY
OPTICS(R). Consumable items such as focusing lens and output couplers are cost effectively refurbished for the Company's aftermarket customers. The aftermarket portion of the Company's business is growing rapidly as industrial laser applications proliferate worldwide.

  The Company supplies Cadmium Zinc Telluride substrates primarily to U.S. military and NATO defense suppliers under the trade name EPIREADY(R). These substrates are subsequently processed by the Company's customers into infrared detectors using epitaxial crystal growth and device fabrication techniques. The Company supplies Zinc Sulfide in the form of domes and windows to military suppliers for Forward Looking Infrared systems worldwide. A portion of the Company's infrared imaging business involves development programs funded by ARPA/DOD and other governmental agencies.

 YAG Laser Components.

  The power levels available from YAG lasers are increasing (1 to 3 kW) while the costs of such lasers are decreasing. These trends are making YAG laser processing more attractive in such high-power YAG applications as the welding of airbag sensors and inflators. Low-power YAG applications include the high speed micro-welding of multi-blade shaving razor assemblies, the welding of heart pacemakers and the precision trimming of component values in electronic assemblies. The capability to deliver the 1.06 micrometer YAG laser wavelength over a flexible, low loss fiber optic has enhanced YAG laser deployment in many applications where complex shapes require versatile beam delivery geometries. A YAG laser requires the same optical elements as the CO\\2\\ laser except that they are made to operate at the YAG laser near infrared wavelength of 1.06 micrometers.

  The Company supplies a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. The YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Included in the Company's products are refurbished YAG rods sold to the Company's aftermarket customers. The Company offers waveplates, polarizers, lenses, prisms, and mirrors for visible and near infrared applications. These products control and alter the polarization of visible and near infrared energy.

 Nuclear Radiation Detectors.

  The nuclear detection market has important applications in the industrial gauging, environmental monitoring, power generation, nuclear safeguards, weapons research and disarmament, nuclear non-proliferation, health physics and medical imaging fields. Solid-state Cadmium Zinc Telluride nuclear radiation detectors are attractive because of their reduced size, longer life and lower voltage requirements as compared to the historically used scintillator/photomultiplier devices. The Company's eV PRODUCTS division designs and manufactures Cadmium Zinc Telluride, room temperature, nuclear radiation detectors combined with custom designed low noise front-end electronics. The Company believes it has become the leader in room temperature, direct conversion radiation detectors which are emerging in such applications as industrial gauging and environmental monitoring.

 Frequency Doubling and Blue Emitter Materials.

  For over a decade, researchers in university, government and industry laboratories have been seeking routes to the fabrication of reliable, solid-state blue light emitters and lasers. Blue light sources are expected to be used in such applications as optical data storage, telecommunications, graphic displays and high density printers. The Company supplies frequency doubling materials which are being used in emerging laser based systems for blue light generation. The Company produces Potassium Niobate based microlaser assemblies which are used by customers to frequency double other light sources, thus producing up to 30 mW of blue or 50 mW of green light. The Company also produces single crystal Zinc Selenide, a high quality substrate which is being used by customers in the development of blue light lasers.

CUSTOMERS AND MARKETS

 Industrial

  The Company's customers include leading industrial OEM's and system manufacturers worldwide in the CO\\2\\ and YAG laser machine tool industry. The Company has focused its marketing efforts on the growing high power segments of the laser components marketplace.

  The Company's high-power CO\\2\\ laser customers include Bystronic Laser AG, Fanuc Ltd, Matsushita Industrial Equipment Co., Inc., Mazak Nissho Iwai, Mitsubishi Electronic Corp., Rofin Sinar Laser GmbH--a division of Siemens, and Trumpf GmbH & Co. These companies' laser resonators are installed on systems that are used for cutting, drilling and marking of materials and for welding and heat treating of metals. The Company also sells optics and components to over 1,400 laser end users which require replacement optics, such as focusing lenses and beam steering mirrors. Users of industrial lasers include a broad range of industries and applications, such as automotive, electrical equipment, packaging, building products, office furniture, garment, airframe or aerospace, consumer electronics, tooling and machinery.

  Low power, sealed CO\\2\\ lasers are utilized for small parts manufacturing, engraving and serialization of products. These small, lightweight, low-cost systems are flexible and provide rapid response for a number of light manufacturing applications. Manufacturers of these laser sources, such as Domino Laser Inc., Synrad Inc. and Laser Machining Inc., are high volume optics customers of the Company.

  The Company's YAG component customers include Continuum Inc., Lumonics Corp., Spectra-Physics Lasers Inc., Excel/Quantronix Corp., Electrox Ltd. and Hughes Aircraft Company. These companies' systems are used for marking, scribing, microwelding and precision trimming. A broad range of industries use YAG systems, including medical devices, consumer products, automotive and semiconductors. The Company offers YAG customers both the YAG rod supply capability and the necessary optics for a complete laser system. The Company is using its close working relationships with its industrial CO\\2\\ customers worldwide to increase its YAG component supply market share, since both products are needed by many of the same customers.

 Scientific and Military

  The scientific, research and new product development areas of the electro-optics device market are creating many opportunities for the visible, near-infrared and infrared optics and materials produced by the Company. The Company provides high end, high specification components to this group of customers which include products such as aspheric optics, prisms, parabolic reflectors and focusing element assemblies. The Company provides specialty optics and components to instrument manufacturers such as Hewlett-Packard Company, Eastman Kodak Company, Perkin-Elmer Corporation, Raytheon Company and Cincinnati Electronics Corp. II-VI's products are integrated into spectrophotometers, interferometers and distance measuring instruments; scanning mirrors for high resolution color printing; and focusing assemblies for infrared cameras. Quick response, short lead times and high quality engineering support are cornerstones of the Company's pursuit of these markets.

  U.S. and NATO allies are pursuing defense strategies based upon stringent budgets to improve the effectiveness of military systems through electronics upgrades, including infrared imaging systems. The Company supplies materials and optics to manufacturers of infrared sensing systems such as Texas Instruments, Inc., Loral Electro-Optical Systems Corporation, GEC-
Marconi Avionics Inc., Lockheed-Martin Inc. and Hughes Aircraft Company.

SALES AND DISTRIBUTION

  The Company markets its products in the United States through its direct sales force; in Japan through its subsidiary, II-VI Japan Incorporated; and in certain Southeast Asian markets through its subsidiary II-VI Singapore PTE LTD. European sales are effected through a distributor and sales throughout the rest of the world are made through 19 manufacturers' representatives. The Company's products are sold to over 2,400 customers in 35 countries. The Company's principal international markets are Germany and Japan.

MANUFACTURING PROCESSES

 Infrared and Visible Optics.

  The manufacturing processes for optics include a number of low cost, automated high precision processes that have been developed and documented at the Company's manufacturing sites in Saxonburg, Pennsylvania, Port Richey, Florida, and Singapore. Manufacturing steps for the majority of the Company's optical products include:

  Grinding and Polishing. The Company rigorously tests starting materials in the optics fabrication process to assure conformity to specification for absorption, clarity, stress and purity. The manufacturing sequence typically involves grinding a part to the desired curvature and precision polishing the optic to the desired high quality surface shape and finish. The Company has developed specialized processes for fabricating visible, YAG, near infrared, and infrared optics. The Company has state-of-the-art, numerically controlled generating and grinding equipment and automated Synchrospeed optical polishing apparatus.

  Diamond Turning. The Company's diamond turning of metal mirrors involves state-of-the-art equipment for flycutting of flat metal reflectors and turning of contoured spherical or aspherical shapes. The ability to produce spherical and aspherical diffraction-free surfaces, due to a proprietary real-time feedback test system, provides the highest quality, high power handling copper reflecting mirrors available in the industry. The Company is currently investing in expansion of this manufacturing unit's capacity as the demand for these products has grown rapidly during the last few years.

  Thin Film Coating. Multilayer, thin film, visible and infrared coatings are produced by evaporating precisely controlled thicknesses of various substances from microprocessor controlled thermal or electron beam sources onto optical surfaces in custom built vacuum chambers. The know-how to control such process variables as time, pressure, gas flow and temperature are critical to achieving low-absorption, high adhesion and properly transmitting thin films. Production of zero defect coatings is a part of the proprietary knowledge of II-VI.

 Materials.

  II-VI is a materials-based company. Processes used to produce these materials require long development periods, are capital intensive and involve precision process control. Yields are raised from minimal to acceptable as know-how and process consistency techniques are developed. The resulting barriers to entry limit competition.

  The Company's infrared components and materials primarily are made from compounds composed of elements from Groups II and VI of the Periodic Table of the Elements ("II-VI Compounds"). II-VI Compounds, a class of non-hygroscopic (do not absorb water) materials, are leading infrared transmitting materials. Their high infrared transmission efficiency, the key property needed for high-power infrared laser optics, is a result of low infrared absorption. Infrared absorption is low due to the type of bonding that exists within a II-VI crystalline structure and due to the relatively high molecular weights of the most useful II-VI Compounds. The Group II elements used by the Company are Zinc, Cadmium and Mercury and the Group VI elements used are Sulfur, Selenium and Tellurium.

  Materials manufactured by the Company include:

  Zinc Selenide. The Company manufactures fine grained polycrystalline Zinc Selenide by a proprietary chemical vapor deposition process. II-VI is one of two manufacturers of this material in the world and has earned the reputation for producing the lowest absorbing laser grade Zinc Selenide. The process involves high temperature disassociation of Hydrogen Selenide gas and a gas phase reaction with zinc vapor. Solid Zinc Selenide is deposited on graphite mandrels at high temperatures forming sheets of the material. Zinc Selenide is the principal material used in the Company's CO\\2\\ laser optics. All material is polished, inspected and laser tested for defects.

  Zinc Sulfide. The chemical vapor deposition process is also utilized to manufacture fine grained polycrystalline Zinc Sulfide. Some Zinc Sulfide is further processed to form Multispectral Zinc Sulfide. The Multispectral Zinc Sulfide is highly transmissive from the ultraviolet to the middle infrared wave lengths making it the material of choice for tank windows, for example, through which humans, laser range finders and guidance systems identify targets.

  Cadmium Zinc Telluride Substrates. II-VI utilizes vertical and horizontal Bridgman processes to grow its Cadmium Zinc Telluride single crystal substrate materials. The Bridgman processes involve direct solidification from a liquid melt with closely controlled unidirectional freezing in either a vertical or horizontal configuration. The substrates are mined from thoroughly tested Cadmium Zinc Telluride ingots utilizing precision crystal orientation techniques followed by a sequence of surface lapping and semiautomated diamond sawing. Wafers are precision sized then surfaced through a series of critical polishing and chemical etching steps.

  Cadmium Zinc Telluride for Nuclear Radiation Detectors. The high pressure vertical Bridgman process is used to grow Cadmium Zinc Telluride for nuclear radiation detectors. This proprietary process produces critical materials which when mated to hybrid front end electronics built by the Company are sold to industrial gauging and other equipment manufacturers. The high pressure Bridgman process yields products that are cost competitive with scintillator/photomultiplier devices.

  YAG Materials. Neodymium doped YAG, solid-state laser gain materials, are manufactured at the Company's Virgo Optics Division. The Company's precision process control and know-how result in consistent YAG rod products which are in high demand. The Company expects to have additional capacity for this material on-line within the next year. The Company competes in the YAG rod business on quality, price and delivery.

  Potassium Niobate and Single Crystal Zinc Selenide. The Company's material science expertise has developed frequency doubling Potassium Niobate in conjunction with an international laboratory. This frequency doubling material when coupled with a laser gain material and a laser pump can be used to generate blue, green or red light. Using this material, the Company offers monolithic laser assemblies to OEM's that are pursuing blue and green laser markets. Through another proprietary process the Company is producing single crystal Zinc Selenide which is used as a substrate in the production of blue light emitters and lasers.

 Sources of Supply

  The major raw materials used by the Company are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. The Company produces all of its Zinc Selenide and Zinc Sulfide requirements internally, although small quantities of Zinc Selenide and Zinc Sulfide may be purchased from outside vendors from time to time. The Company also purchases Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. The Company purchases Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two suppliers for all of the above materials, except for Zinc Selenide and Hydrogen Selenide (excluding the Company) and Thorium Fluoride, for each of which there is only one proven source of merchant supply. For most materials, the Company has entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

  The continued high quality of these raw materials is critical to the stability of the Company's manufacturing yields. The Company conducts testing of materials at the onset of the production process to meet evolving customer requirements. Additional research may be needed to better define future starting material specifications. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A significant failure of the Company's suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on the Company's results of operations.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  II-VI uses or generates certain hazardous substances in its research and manufacturing facilities. The Company believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company annually conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. The Company does not carry environmental impairment insurance.

  Relative to its generation and use of the extremely hazardous substance Hydrogen Selenide, the Company has in place a government approved emergency response plan. Special attention has been paid to all procedures pertaining to this gaseous material to minimize the chances of its accidental release to the atmosphere.

  With respect to the use, storage and disposal of the low-level radioactive material Thorium Fluoride, the Company's facilities and procedures have been recently inspected and approved by the Nuclear Regulatory Commission. This material is utilized in the Company's thin film coatings. All Thorium Fluoride bearing by-products are collected and shipped as solid waste to a government approved low-level radioactive waste disposal site in Barnwell, South Carolina.

  The Company is a member of the Frontier Chemical Phase II PRP Group which has agreed with the Environmental Protection Agency to remove the contents of certain tanks at a site in Niagara Falls, New York. All site work has been completed and substantial progress has been made by the Group in meeting its financial obligations. Amounts currently reserved by the Company are immaterial and believed to cover its share of any remaining liabilities.

  The generation, use, collection, storage and disposal of all other hazardous by-products such as suspended solids containing heavy metals or airborne particulates are believed by the Company to be in material compliance with regulations. Management believes that all of the permits and licenses required for operation of the Company's business are in place. Although the Company is not aware of any material environmental, safety and health problems in its properties or processes, there can be no assurance that problems will not develop in the future which would have a materially adverse effect on the Company.

RESEARCH AND DEVELOPMENT

  The Company's research and development policy calls for the pursuit of a balanced program of internally funded and contract research and development totaling between 5 and 8 percent of product sales. From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with most government research programs. The Company is committed to accepting only funded research that ties closely to its growth plans.

  Company research and development activities focus on developing new proprietary products or on understanding, improving and automating crystal growth, low damage fabrication or optical thin film coating technologies. The Company performs commercial prototype and engineering work for customers and, in addition, participates in various government and university research and development consortia. The Company maintains an engineering, research and development staff of fifty. Thirty seven of the Company's employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

  The Company is primarily engaged in ongoing research and development in the following areas: Zinc Selenide optical material production; vertical and horizontal Bridgman Cadmium Zinc Telluride crystal growth and substrate manufacturing; Zinc Selenide single crystal growth and substrate production; high pressure Bridgman Cadmium Zinc Telluride crystal growth and radiation detector manufacturing; YAG crystal production; Potassium Niobate crystal growth; automated, deterministic optical fabrication methods; optical thin film processes and products; and microlaser assemblies based on various combinations of YAG or yttrium vanadate gain materials with frequency doubling materials.

  Company funded research and development and contract research expenditures totaled approximately $1.1 million, $1.3 million and $1.4 million during fiscal 1993, 1994 and 1995, respectively. Contract research revenues during those respective years totaled approximately $1.1 million, $1.6 million and $1.2 million. The Company has been active in the various research and development programs including the Pennsylvania Ben Franklin Partnership program, the Federal Small Business Innovation Research programs of primarily the Department of Defense agencies and an ARPA sponsored industry team program focused on infrared materials producibility.

COMPETITION

  The Company believes that it is a leading producer of products and services in its addressed markets. In the area of high power CO\\2\\ laser optics and materials, II-VI believes it supplies over half of the world market. The Company is a leading supplier of Cadmium Zinc Telluride substrates used for infrared imaging arrays, and believes that it is the only supplier of Cadmium Telluride electro-optic modulators to U.S. and NATO defense contractors. The Company is a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, medical and industrial laser manufacturers.

  The Company competes on the basis of product quality, quick delivery, strong technical support and pricing. Management believes that the Company competes favorably with respect to these factors and that its vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

  II-VI has a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The lone competitor of the Company in the production of Zinc Selenide is Morton

International's Advanced Materials Division. The competitors producing infrared and CO\\2\\ laser optics include Laser Power Optics and Coherent in the United States, and Sumitomo in Japan. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and the Crystal Products Group of Union Carbide. The Company is not aware of any currently significant competitors for its Cadmium Zinc Telluride radiation detector product line.

  In addition to competitors who manufacture products similar to those of the Company, there are other technologies or materials that may compete with the Company's products. The markets for the nuclear radiation detector and the frequency doubling and blue emitter materials are in their infancy and could be affected by competing technologies.

EMPLOYEES

  As of June 30, 1995 the Company employed 323 persons worldwide. Of these employees, 50 are engaged in research, development and engineering, 206 in direct production, and the balance in sales and marketing, administration, finance and support services. The Company's production staff includes highly skilled optical craftsmen. None of the Company's employees is covered by a collective bargaining agreement, and the Company has never experienced any work stoppages. The Company has a long-standing policy of encouraging active employee participation in selected areas of operations management. The Company believes its relations with its employees to be good. The Company rewards its employees with incentive compensation based on achievement of performance goals.


PATENTS, TRADE SECRETS AND TRADEMARKS

  II-VI relies on its trade secrets and proprietary know-how to develop and maintain its competitive position. The Company has not pursued process patents due to the disclosures required in the patent process and the relative difficulties in successfully litigating process type patents. The Company has confidentiality and non-compete agreements with the executive officers and certain other personnel.

  The processes and specialized equipment utilized in crystal growth, infrared materials fabrication and infrared optical coatings as developed at the Company are complex and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology or that all aspects of the Company's proprietary technology will be protected. Others have obtained patents covering a variety of infrared optical configurations and processes, and others could obtain patents covering technology similar to the Company's. The Company may be required to obtain licenses under such patents and there can be no assurance that the Company would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted which may adversely affect the Company. In addition, Company research and development contracts with agencies of the United States Government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled.

  The Company holds four registered trademarks: the II-VI INCORPORATED(R) name; INFRAREADY OPTICS(R) for replacement optics for industrial CO\\2\\ lasers; EPIREADY(R) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and EV PRODUCTS(R) for products manufactured by the Company's eV Products division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. The Company is not aware of any interference or opposition to these trademarks in any jurisdiction.



ITEM 2.  PROPERTIES

FACILITIES

        The Company's headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 55,000 square foot facility, on 41 acres of land, which was purchased in 1976. In addition the company has leases for its manufacturing and office space in Florida, Singapore, and Japan totaling 50,000 square feet.

        II-IV recently commenced construction of a new 20,000 square foot addition to its Saxonburg, Pennsylvania plant. This new facility will allow expansion of the Company's manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not a party to any litigation which could have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

        The executive officers of the Company and their respective ages and positions are as follows:


Name                   Age                       Position
----                   ---                       --------
Carl J. Johnson         53      Chairman, Chief Executive Officer and Director

Francis J. Kramer       46      President, Chief Operating Officer and Director

Herman E. Reedy         52      Vice President and General Manager of Quality and Engineering

James Martinelli        37      Treasurer and Director of Finance and Accounting


        Carl J. Johnson, a co-founder of the Company in 1971, serves as Chairman, Chief Executive Officer and a Director of the Company. He served as President of the Company from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer, now a subsidiary of United Technologies Corporation. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds the B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively.

        Francis J. Kramer has been employed by the Company since 1983, has been its President and Chief Operating Officer since 1985 and was elected to the Board of Directors on September 26, 1989. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing, and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the

Director of Operations for the Utility Communications Systems Group of Rockwell International Corporation. Mr. Kramer graduated from the University of Pittsburgh in 1971 with a B.S. in Industrial Engineering and from Purdue University in 1975 with an M.S. in Industrial Administration.

        Herman E. Reedy has been with the Company since 1977 and is Vice President and General Manager of Quality and Engineering. Previously, Mr. Reedy held positions at II-VI as General Manager of Quality and Engineering, Manager of Quality and Manager of Components. From 1973 until joining the Company, Mr. Reedy was employed by Essex International, Inc., now a subsidiary of United Technologies Corporation, serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie-Mellon University and previously held positions with Semi-Elements, Inc., and Westinghouse Electric Corporation. Mr. Reedy is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

        James Martinelli has been employed by the Company since 1986 and has served as Treasurer, Director of Finance and Accounting and Assistant Secretary since May of 1994. Mr. Martinelli joined the Company as Accounting Manager and was named Controller in 1990. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


  The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotations ("Nasdaq") National Market under the symbol "IIVI." The following table sets forth the range of high and low closing sale prices per share of the Company's Common Stock for the fiscal periods indicated, as reported by the Nasdaq National Market.

                                                               HIGH       LOW
                                                             --------- ---------
FISCAL 1994
  First Quarter............................................. $ 1 5/8   $   7/8
  Second Quarter............................................ $ 1 11/16 $ 1 3/8
  Third Quarter............................................. $ 1 7/8   $ 1 9/16
  Fourth Quarter............................................ $ 2       $ 1 1/2
FISCAL 1995
  First Quarter............................................. $ 3 1/4   $ 1 13/16
  Second Quarter............................................ $ 4 3/8   $ 3 7/16
  Third Quarter............................................. $ 7 5/16  $ 3 9/16
  Fourth Quarter............................................ $13 7/8   $ 6 5/16

  On September 12, 1995, the last reported sale price for the Common Stock on the Nasdaq National Market was $23.00 per share. As of such date, there were approximately 548 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


  The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data set forth for each of the three fiscal years ended June 30, 1995, are derived from the consolidated financial statements of the Company included elsewhere and incorporated by reference in this Form 10-K. The selected consolidated financial data for each of the two fiscal years ended June 30, 1995, are derived from financial statements of the Company which have been audited by Alpern, Rosenthal & Company, independent auditors, and are included herein.

                                        YEAR ENDED JUNE 30,
                           -----------------------------------------

                            1991    1992    1993    1994      1995
                           ------- ------- ------- -------   -------
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS
DATA:
 REVENUES:
  Net sales..............  $14,942 $15,869 $16,067 $17,088   $26,598
  Contract research and
    development..........       88     731   1,102   1,593     1,162
                           ------- ------- ------- -------   -------
                            15,030  16,600  17,169  18,681    27,760
 COSTS, EXPENSES AND
   OTHER INCOME:
  Cost of goods sold.....    9,366  10,316  11,421  11,313    15,765
  Contract research and
    development..........       74     517     820   1,040       923
  Internal research and
    development..........      877     424     266     251       447
  Selling, general and
    administrative
    expenses.............    4,137   4,085   4,455   5,159     7,324
  Gain on sale of
    investment...........      --       --      --    (699)(1)    --
  Other (income)/expense.       31     226      94     (87)      (86)
                           ------- ------- ------- -------   -------
                            14,485  15,568  17,056  16,977    24,373
                           ------- ------- ------- -------   -------
 EARNINGS BEFORE INCOME
   TAXES.................      545   1,032     113   1,704     3,387
 INCOME TAXES............      140     294      38     569       869
                           ------- ------- ------- -------   -------
 NET EARNINGS............  $   405 $   738 $    75 $ 1,135(1)$ 2,518
                           ======= ======= ======= =======   =======
 EARNINGS PER SHARE (2)..  $  0.08 $  0.14 $  0.01 $  0.22(1)$  0.48
                           ======= ======= ======= =======   =======
 WEIGHTED AVERAGE SHARES
   OUTSTANDING (2).......    5,274   5,293   5,255   5,061     5,289
                                            JUNE 30,
                           ---------------------------------------
                            1991    1992    1993    1994    1995
                           ------- ------- ------- ------- -------
                                         (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital.........  $ 5,987 $ 6,603 $ 6,009 $ 6,648 $ 8,872
 Total assets............   16,661  17,186  17,265  17,570  24,367
 Total long-term debt,
   less current portion..    1,508     765     257       0   1,190
 Retained earnings.......    9,194   9,932  10,007  11,142  13,660
 Shareholders' equity....   12,554  13,359  13,217  14,237  16,998

--------
(1) Earnings for fiscal 1994 included a $699,000 pre-tax gain on the sale of the Company's investment in its former Japanese distributor resulting in an after tax gain of $461,000 or $0.09 per share. See Note E of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Earnings per share are calculated using the weighted average number of shares outstanding and assuming dilutive stock options outstanding were exercised at the beginning of the year or at the date of issuance, if later. See Note A of Notes to Consolidated Financial Statements. No cash dividends on the Common Stock were declared by the Company during any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION


OVERVIEW

  The Company designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near infrared, visible light and x-ray/gamma-ray instruments and applications. The Company's customers include leading industrial OEM and system manufacturers worldwide in the CO\\2\\ and YAG laser machine tool industry. The Company also generates revenues from the performance of research and development contracts for third parties, primarily prime contractors for the Department of Defense. Sales to customers in countries other than the United States accounted for approximately 47% of revenues in each of the last three fiscal years. In all fiscal years since 1972, the Company has been profitable and has consistently increased revenues. In October 1987, the Company received $3.3 million of net proceeds from its initial public offering of Common Stock. A portion of such net proceeds was used to expand its worldwide manufacturing facilities. Since 1987, growth has been funded primarily by operating activities. The Company acquired Virgo Optics on December 29, 1994. The Company's financial statements include the results of Virgo Optics from such date.

  The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain sales, expense and income items. The table and the subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                   YEAR ENDED JUNE 30, (1)
                                              ---------------------------------
                                              1991   1992   1993   1994   1995
                                              -----  -----  -----  -----  -----
 Revenues:
   Net sales.................................  99.4%  95.6%  93.6%  91.5%  95.8%
   Contract research and development.........   0.6    4.4    6.4    8.5    4.2
                                              -----  -----  -----  -----  -----
                                              100.0  100.0  100.0  100.0  100.0
 Costs and expenses:
   Cost of goods sold (2)....................  62.7   65.0   71.1   66.2   59.3
   Contract research and development (3).....  84.1   70.7   74.4   65.3   79.4
   Internal research and development.........   5.8    2.6    1.5    1.3    1.6
   Selling, general and administrative.......  27.5   24.6   25.9   27.6   26.4
 Operating costs and expenses................  96.2   92.4   98.8   95.1   88.1
 Income from operations......................   3.8    7.6    1.2    4.9   11.9
 Gain on sale of investment..................    --     --     --    3.7     --
 Other (income)/expense......................   0.2    1.4    0.5   (0.5)  (0.3)
 Earnings before income taxes................   3.6    6.2    0.7    9.1   12.2
 Income taxes................................   0.9    1.8    0.2    3.0    3.1
 Net earnings................................   2.7%   4.4%   0.4%   6.1%   9.1%

--------
(1) Due to method of calculation, percentages may not total 100%.

(2) Calculated as a percentage of net sales.

(3) Calculated as a percentage of contract research and development revenues.

  Cost of goods sold as a percentage of net sales increased from fiscal 1991 through fiscal 1993 due to increased expenses relating to the start-up of the eV PRODUCTS Division and costs associated with expanding production capacity in order to position the Company for future growth. Also during this period the Company successfully employed an aggressive pricing strategy to gain market share. Cost of goods sold as a percentage of net sales decreased in fiscal 1994 and fiscal 1995 due to lower per unit operating costs associated with increased production volume. Volume increased as a result of market share gains and improved worldwide economies.

  Net earnings as a percentage of sales for fiscal year 1994 was favorably affected by a gain on the sale of ownership in the Company's former Japanese distributor, but was adversely affected, to a lesser extent, by costs associated with the establishment of the Company's direct sales office in Japan. Exclusive of this gain, net earnings as a percentage of sales would have been 3.6%. Net earnings as a percentage of sales for fiscal 1995 was favorably affected by the establishment of the Japanese direct sales office.

RESULTS OF OPERATIONS

 Fiscal 1995 Compared to Fiscal 1994

  Overview. Net earnings increased 122% to $2.5 million in fiscal 1995 from $1.1 million in fiscal 1994. Fiscal 1994 earnings included a $461,000 after-tax gain on the sale of the Company's investment in its former Japanese distributor. Revenues increased 49% to $27.8 million in fiscal 1995 from $18.7 million in fiscal 1994. This increase is attributable to increased sales in all of the Company's markets and, to a lesser extent, the acquisition of Virgo Optics in December 1994. Bookings increased 52% to $28.4 million in fiscal 1995 from $18.7 million in fiscal 1994. Order backlog increased 30% to $6.9 million at June 30, 1995, from $5.3 million at June 30, 1994. Manufacturing orders comprised 96% of backlog at June 30, 1995, compared to 77% at June 30, 1994.

  Net Earnings. Net earnings increased 122% to $2.5 million in fiscal 1995 from $1.1 million in fiscal 1994. The major contributors to the increase in net earnings were higher manufacturing production volume, increased price realization in Japan, and, to a lesser extent, the acquisition of Virgo Optics. The increase in manufacturing order volume resulted in additional profits from improved capacity utilization and efficiency in the Saxonburg and Singapore manufacturing plants.

  Sales and Markets. Bookings increased 52% to $28.4 million in fiscal 1995 from $18.7 million in fiscal 1994. The largest portion of the increase is attributable to the domestic industrial market. Bookings also increased in the Japanese and European industrial markets and, to a lesser extent, the military/aerospace and medical markets. Orders for manufactured products accounted for the entire increase in bookings in fiscal 1995. Contract research and development bookings remained constant at $300,000 from fiscal 1994.

  Revenues increased 49% to $27.8 million in fiscal 1995 from $18.7 million in fiscal 1994. This increase is attributable to increased sales in all of the Company's markets and, to a lesser extent, the acquisition of Virgo Optics in December 1994. Contract research and development revenues decreased 27% to $1.2 million in fiscal 1995 from $1.6 million in fiscal 1994. This decrease is attributable to customer-imposed delays in the performance of a significant government contract. The Company has submitted several subcontract proposals relating to federal government contracts expected to be awarded in fiscal 1996.

  Costs and Expenses. Manufacturing gross margin was $10.8 million or 41% of net sales in fiscal 1995 compared to $5.8 million or 34% in fiscal 1994. This increase is attributable to improved capacity utilization, efficiencies resulting from additional production volume and, to a lesser extent, higher price realization from the Japanese market.

  Contract research and development gross margin was $239,000 or 21% of contract research and development revenues in fiscal 1995, compared to $553,000 or 35% in fiscal 1994. This decrease is attributable to a reduction in reimbursable costs allocable to government contracts.

  Company-funded internal research and development costs increased to $447,000 in fiscal 1995 from $251,000 in fiscal 1994. The majority of this increase is attributable to nuclear radiation detector development.

  Selling, general and administrative expenses were $7.3 million or 26% of revenues in fiscal 1995 compared to $5.2 million or 28% in fiscal 1994. The increase is attributable to higher compensation expense associated with the Company's worldwide profit-driven bonus programs and increased sales and marketing expenses.

  The effective corporate income tax rate was 26% in fiscal 1995 compared to 33% in fiscal 1994. This is attributable to lower non-deductible expenses and increased profit of the foreign subsidiaries. The Company's current and future effective tax rates will continue to be impacted by the level of profit or loss generated by the foreign subsidiaries. The Company expects that its effective corporate income tax rate for fiscal 1996 will increase as a result of increased earnings attributable to domestic operations as a percentage of total corporate earnings.

 Fiscal 1994 Compared to Fiscal 1993

  Overview. Net earnings were $1.1 million in fiscal 1994 compared to $75,000 in fiscal 1993. Fiscal 1994 earnings included a $461,000 after-tax gain on the sale of the Company's investment in its former Japanese distributor. Revenues increased 9% to $18.7 million in fiscal 1994 from $17.2 million in fiscal 1993. Such increase was attributable to increased price realization in Japan, higher contract research and development revenues and increased U.S. sales. Bookings decreased 1% to $18.7 million in fiscal 1994 from $18.9 million in fiscal 1993. Backlog at the end of each period was $5.3 million, although the mix of manufacturing and contract research and development orders in backlog was significantly different as manufacturing backlog increased 41% to $4.1 million at June 30, 1994, from $2.9 million at June 30, 1993, and contract research and development backlog decreased 50% to $1.2 million at June 30, 1994, from $2.4 million at June 30, 1993.

  Net Earnings. Net earnings were $1.1 million in fiscal 1994 compared to $75,000 in fiscal 1993. The increase in net earnings, exclusive of the gain on the sale of the investment, was attributable to the improvement in the domestic and European markets during the second half of fiscal 1994, increased revenues from contract research and development, and higher demand for nuclear detection products and services. The increase in manufacturing production volume from the domestic and European markets enabled the Company to recognize increased profits resulting from improved capacity utilization and efficiencies in both the Singapore and Saxonburg optics manufacturing plants. Additionally, revenues from contract research and development increased 45% to $1.6 million in fiscal 1994 from $1.1 million in fiscal 1993 as the Company continued work on a $2.0 million Advanced Research Projects Agency (ARPA) contract extension awarded during fiscal 1993. Also, as compared to fiscal 1993, eV PRODUCTS division earnings improved as a result of higher revenue.

  Sales and Markets. Although total bookings decreased 1% in fiscal 1994 from fiscal 1993, the make-up of these bookings changed significantly. Contract research and development bookings decreased 87% to $300,000 in fiscal 1994 from $2.3 million in fiscal 1993. This decline was expected as fiscal 1993 bookings were high due to the award of the $2.0 million, two year ARPA contract extension. Manufacturing bookings were strong and increased 11% to $18.4 million in fiscal 1994 from $16.6 million in fiscal 1993. Approximately one-half of the increase in manufacturing bookings was attributable to increased orders from the European market. The remaining increase was driven by domestic orders in the industrial markets and, to a lesser extent, in the eV PRODUCTS division.

  Revenues increased 9% to $18.7 million in fiscal 1994 from $17.2 million in fiscal 1993. The increase was attributable to increased price realization in Japan, higher contract research and development revenues and increased domestic sales.

  Costs and Expenses. Manufacturing gross margin was $5.8 million or 34% of net sales in fiscal 1994 compared to $4.6 million or 29% in fiscal 1993. This increase was attributable to improved capacity utilization and efficiencies in the Saxonburg and Singapore manufacturing plants, and higher gross margin realization on sales to the Japanese market. Additional gross margin from increased revenues was also realized in the eV PRODUCTS division.

  Contract research and development gross margin was $553,000 or 35% of contract research and development revenues in fiscal 1994 compared to $282,000 or 26% in fiscal 1993. A portion of contract revenue recognized in fiscal 1993 was associated with contracts awarded at lower profit margins. Several of the lower profit margin contracts were completed in fiscal 1993.

  Company-funded internal research and development costs for fiscal 1994 have remained consistent with fiscal 1993 at approximately $250,000. The majority of these expenses were directed toward the eV PRODUCTS division.

  Selling, general and administrative expenses increased 16% to $5.2 million or 28% of net sales in fiscal 1994 from $4.5 million or 26% of net sales in fiscal 1993. The increase was attributable to the additional cost associated with the Company's direct sales effort in Japan and increased compensation expense associated with the Company's worldwide profit-driven bonus programs and retirement plans. Although additional selling expenses were incurred from the Japanese operation, the Company has recognized increased gross margin from this operation.

  The effective corporate income tax rate remained consistent at 33% for fiscal years 1994 and 1993. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The cumulative effect of adopting SFAS 109 on the Company's financial statements was not material.

QUARTERLY RESULTS

  The following table presents certain unaudited consolidated quarterly financial information for fiscal 1994 and fiscal 1995. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements incorporated by reference or appearing elsewhere in this Form 10-K and includes all adjustments
(consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. Operating results for any quarter are not necessarily indicative of results for any future period or for a full fiscal year.

                                                  QUARTER ENDED (UNAUDITED)
                          ----------------------------------------------------------------------------
                          SEPT. 30,    DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30,
                            1993         1993     1994     1994     1994      1994     1995     1995
                          ---------    -------- -------- -------- --------- -------- -------- --------
                                                       (IN THOUSANDS)
REVENUES:
 Net sales..............   $3,840       $4,004   $4,507   $4,737   $5,161    $5,670   $7,655   $8,112
 Contract research and
   development..........      344          365      455      429      285       234      373      270
                           ------       ------   ------   ------   ------    ------   ------   ------
                           $4,184       $4,369   $4,962   $5,166   $5,446    $5,904   $8,028   $8,382
COST, EXPENSES AND OTHER
 INCOME:
 Cost of goods sold.....    2,532        2,738    3,067    2,976    3,064     3,295    4,663    4,743
 Contract research and
   development..........      236          224      279      301      198       253      261      211
 Internal research and
   development..........       82           75       64       30      132       120       85      110
 Selling, general and
   administrative
   expenses.............    1,233        1,198    1,289    1,439    1,472     1,598    1,989    2,265
 Gain on sale of
   investment...........     (699)(1)       --       --       --       --        --       --       --
 Other (income)/expense.       (4)          40      (62)     (61)      11       (15)     (62)     (20)
                           ------       ------   ------   ------   ------    ------   ------   ------
                            3,380        4,275    4,637    4,685    4,877     5,251    6,936    7,309
                           ------       ------   ------   ------   ------    ------   ------   ------
EARNINGS BEFORE INCOME
 TAXES..................      804           94      325      481      569       653    1,092    1,073
INCOME TAXES............      269           28      122      150      173       144      312      240
                           ------       ------   ------   ------   ------    ------   ------   ------
NET EARNINGS............   $  535       $   66   $  203   $  331   $  396    $  509   $  780   $  833
                           ======       ======   ======   ======   ======    ======   ======   ======
                                           PERCENTAGE OF REVENUES (UNAUDITED) (2)
                          ----------------------------------------------------------------------------
Revenues:
 Net sales..............     91.8%        91.7%    90.8%    91.7%    94.8%     96.0%    95.4%    96.8%
 Contract research and
   development..........      8.2          8.3      9.2      8.3      5.2       4.0      4.6      3.2
                           ------       ------   ------   ------   ------    ------   ------   ------
                              100          100      100      100      100       100      100      100
Costs and expenses:
 Cost of goods sold (3).     65.9         68.4     68.1     62.8     59.4      58.1     60.9     58.4
 Contract cost of goods
   sold (4).............     68.6         61.4     61.3     70.2     69.5     108.1     70.0     78.2
 Internal research and
   development..........      2.0          1.7      1.3      0.6      2.4       2.0      1.1      1.3
 Selling, general and
   administrative ......     29.5         27.4     26.0     27.9     27.0      27.1     24.8     27.0
Operating costs and
 expenses...............     97.6         96.9     94.7     91.9     89.4      89.2     87.2     87.4
Income from operations..      2.4          3.1      5.3      8.1     10.6      10.8     12.8     12.6
Gain on sale of
  investment............    (16.7)          --       --       --       --        --       --       --
Other (income)/expenses.       --          0.9     (1.3)    (1.2)     0.2      (0.2)    (0.8)     0.2
Earnings before income
 taxes .................     19.2          2.2      6.6      9.3     10.5      11.0     13.6     12.8
Income taxes............      6.4          0.7      2.5      2.9      3.2       2.4      3.9      2.9
Net earnings............     12.8%         1.5%     4.1%     6.4%     6.7%      8.6%     9.1%     9.9%

--------
(1) See Note 1 of Selected Consolidated Financial Data.

(2) Due to method of calculation, percentages may not total 100%.

(3) Calculated as a percentage of net sales.

(4) Calculated as a percentage of contract research and development revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company historically has funded its working capital needs, capital expenditures and growth from cash flow from operations and, to a lesser extent, borrowings.

  The two major components of the $5.4 million in cash generated from operations in fiscal 1995 were net earnings before depreciation of $4.5 million and a decrease in other operating net assets of $1.9 million. The decrease in other operating net assets is attributable to increases in accrued compensation costs due to the Company's worldwide profit-driven bonus program and higher income taxes payable. These cash sources were partially offset by increases in receivables of $800,000 and inventory of $400,000 that were generated as a result of increased revenue volume.

  The Company purchased for $2.4 million in cash the net assets of Virgo Optics in December 1994. The Company also invested $2.4 million in capital improvements during the year. These expenditures focused on process automation and manufacturing facility expansion. Planned, discretionary capital expenditures for fiscal 1996 of approximately $6.0 million will continue to focus on these areas. Approximately $600,000 of the Saxonburg facility expansion will be financed by a low interest Pennsylvania Industrial Development Authority loan. In August 1994, the Company's Japanese subsidiary borrowed $1.5 million from a Japanese bank.

  The Company believes internally generated funds along with existing cash reserves will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments in Japan and Singapore for fiscal 1996.

  The impact of inflation on the Company's business has not been material.

  In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is as a hedge, to reduce the impact of foreign currency fluctuations on committed or anticipated foreign currency positions. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to credit risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      II-VI INCORPORATED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

II-VI INCORPORATED

 Independent Auditors' Report
 Consolidated Balance Sheets at June 30, 1994 and 1995
 Consolidated Statements of Earnings for the years ended June 30, 1993,
   1994 and 1995
 Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 1993, 1994 and 1995
 Consolidated Statements of Cash Flows for the years ended June 30, 1993,
   1994 and 1995
 Notes to Consolidated Financial Statements
 Incorporated herein by reference is "Quarterly Results" set forth in
   Item 7 of this Form 10-K


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
II-VI Incorporated and Subsidiaries

  We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 1994 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of II-VI Incorporated and Subsidiaries as of June 30, 1993 were audited by other auditors whose report dated August 11, 1993, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of II-VI Incorporated and Subsidiaries as of June 30, 1994 and 1995 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note A to the consolidated financial statements, effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.





Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
August 19, 1995

                      II-VI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  JUNE 30,
                                                               ---------------
($000) EXCEPT SHARE DATA                                        1994    1995
------------------------                                       ------- -------
CURRENT ASSETS
Cash and equivalents.......................................... $ 1,734 $ 3,822
Accounts receivable--less allowance for doubtful accounts of
 $125 in 1994 and $261 in 1995................................   3,683   5,412
Inventories...................................................   3,204   4,165
Deferred income taxes.........................................     269     309
Prepaid and other current assets..............................     260     376
                                                               ------- -------
Total Current Assets..........................................   9,150  14,084
PROPERTY, PLANT & EQUIPMENT, NET..............................   8,093   9,892
OTHER ASSETS..................................................     327     391
                                                               ------- -------
TOTAL ASSETS.................................................. $17,570 $24,367
                                                               ======= =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.............................................. $   444 $   835
Accrued salaries, wages and bonuses...........................     737   2,114
Income taxes payable..........................................     375     585
Accrued profit sharing contribution...........................      70     278
Other current liabilities.....................................     613   1,027
Current portion of long-term debt.............................     263     373
                                                               ------- -------
Total Current Liabilities.....................................   2,502   5,212
LONG-TERM DEBT (LESS CURRENT PORTION).........................      --   1,190
DEFERRED INCOME TAXES.........................................     831     967
COMMITMENTS & CONTINGENCIES...................................      --      --
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized--5,000,000 shares;
  unissued....................................................      --      --
Common stock, no par value; authorized--30,000,000 shares;
 issued--5,585,607 shares in 1994; 5,669,987 in 1995..........   4,184   4,485
Cumulative translation adjustment.............................      10     (17)
Retained earnings.............................................  11,142  13,660
                                                               ------- -------
                                                                15,336  18,128
Less treasury stock at cost...................................   1,099   1,130
                                                               ------- -------
Total Shareholders' Equity....................................  14,237  16,998
                                                               ------- -------
                                                               $17,570 $24,367
                                                               ======= =======


                See notes to consolidated financial statements.

                      II-VI INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                         YEAR ENDED JUNE 30,
                                                       ------------------------
($000 EXCEPT PER SHARE DATA)                            1993    1994     1995
----------------------------                           ------- -------  -------
REVENUES
Net sales:
  Domestic............................................ $ 7,860 $ 8,301  $13,697
  International.......................................   8,207   8,787   12,901
Contract research and development.....................   1,102   1,593    1,162
                                                       ------- -------  -------
                                                        17,169  18,681   27,760
                                                       ------- -------  -------
COSTS, EXPENSES AND OTHER INCOME
Cost of goods sold....................................  11,421  11,313   15,765
Contract research and development.....................     820   1,040      923
Internal research and development.....................     266     251      447
Selling, general and administrative expenses..........   4,455   5,159    7,324
Interest expense......................................      75      36       57
Gain on sale of investment............................      --    (699)      --
Other expense (income)--net...........................      19    (123)    (143)
                                                       ------- -------  -------
                                                        17,056  16,977   24,373
                                                       ------- -------  -------
EARNINGS BEFORE INCOME TAXES..........................     113   1,704    3,387
INCOME TAXES..........................................      38     569      869
                                                       ------- -------  -------
NET EARNINGS.......................................... $    75 $ 1,135  $ 2,518
                                                       ------- -------  -------
EARNINGS PER SHARE.................................... $  0.01 $  0.22  $  0.48
                                                       ======= =======  =======


                See notes to consolidated financial statements.

                      II-VI INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995



                         COMMON STOCK  CUMULATIVE           TREASURY STOCK
                         ------------- TRANSLATION RETAINED --------------
(000)                    SHARES AMOUNT ADJUSTMENT  EARNINGS SHARES AMOUNT    TOTAL
-----                    ------ ------ ----------- -------- ------ -------  -------
BALANCE--JULY 1, 1992... 5,550  $4,145    $ --     $ 9,932   (422) $  (718) $13,359
Purchase of treasury
 stock..................    --      --      --          --    (93)    (217)    (217)
Net earnings for the
 year...................    --      --      --          75     --       --       75
                         -----  ------    ----     -------   ----  -------  -------
BALANCE--JUNE 30, 1993.. 5,550   4,145      --      10,007   (515)    (935)  13,217

Shares issued under the
 stock option plan......    36      39      --          --     --       --       39
Purchase of treasury
 stock..................    --      --      --          --    (51)    (164)    (164)
Net earnings for the
 year...................    --      --      --       1,135     --       --    1,135
Translation adjustment..    --      --      10          --     --       --       10
                         -----  ------    ----     -------   ----  -------  -------
BALANCE--JUNE 30, 1994.. 5,586   4,184      10      11,142   (566)  (1,099)  14,237

Shares issued under the
 stock option plan......    84     131      --          --     --       --      131
Purchase of treasury
 stock..................    --      --      --          --     (5)     (31)     (31)
Net earnings for the
 year...................    --      --      --       2,518     --       --    2,518
Translation adjustment..    --      --     (27)         --     --       --      (27)
Tax benefit for options
 exercised..............    --     170      --          --     --       --      170
                         -----  ------    ----     -------   ----  -------  -------
BALANCE--JUNE 30, 1995.. 5,670  $4,485    $(17)    $13,660   (571) $(1,130) $16,998
                         =====  ======    ====     =======   ====  =======  =======


                See notes to consolidated financial statements.

                      II-VI INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED JUNE 30,
                                                          -------------------------
($000)                                                     1993     1994     1995
------                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...........................................   $   75   $ 1,135  $ 2,518
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization........................     1,754    1,835    2,006
  Gain on sale of investment...........................        --     (699)      --
  Loss (gain) on foreign currency transactions.........        24     (140)    (171)
  Net loss on disposal of property and
   equipment...........................................       103       61       19
  Deferred income taxes................................      (207)     (17)      96
  Increase (decrease) in cash from changes in:
    Accounts receivable................................    (1,054)    (245)    (826)
    Inventories........................................       (97)    (263)    (384)
    Accounts payable...................................       343     (300)     196
    Other operating net assets.........................      (148)   1,015    1,917
                                                          -------  -------  -------
Net cash provided by operating activities..............       793    2,382    5,371
                                                          -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant & equipment...............    (1,932)  (1,643)  (2,384)
Proceeds from sale of property, plant & equipment......        53        6       --
Proceeds from sale of investment.......................       740       --       --
Proceeds on note receivable............................        90       --       --
Net cash on purchase of Virgo Optics...................        --       --   (2,353)
Additions to other assets..............................       (10)    (247)    (115)
                                                          -------  -------  -------
Net cash used in investing activities..................    (1,059)  (1,884)  (4,852)
                                                          -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) proceeds on short-term borrowings...........      (109)      --    1,472
Proceeds from long-term borrowings.....................        --       --      108
Payments on long-term borrowings.......................      (610)    (501)    (281)
Proceeds from sale of common stock.....................        --       39      301
Purchase of treasury stock.............................      (217)    (164)     (31)
                                                          -------  -------  -------
Net cash provided by (used in) financing activities....      (936)    (626)   1,569
                                                          -------  -------  -------
Net increase (decrease) in cash and equivalents........    (1,202)    (128)   2,088
                                                          -------  -------  -------
CASH AND EQUIVALENTS:
Beginning of year......................................     3,064    1,862    1,734
                                                          -------  -------  -------
End of year............................................   $ 1,862  $ 1,734  $ 3,822
                                                          =======  =======  =======

                See notes to consolidated financial statements.

                      II-VI INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1993, 1994 AND 1995

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation The consolidated financial statements include II-VI Incorporated and its wholly owned subsidiaries II-VI Worldwide, Inc., II-VI Delaware, Inc., II-VI Japan Incorporated, II-VI Virgo Incorporated and its 97.5%-owned subsidiary, II-VI Singapore Pte., Ltd. All significant intercompany transactions and balances have been eliminated.

  Inventories Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

  Depreciation Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives of the assets.

  Foreign Currency Translation For II-VI Japan Incorporated, the local currency is the functional currency for purposes of translating the local currency asset and liability accounts at current exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity. For other foreign operations, the U.S. dollar is the functional currency. Gains and losses resulting from translating asset and liability accounts that are denominated in currencies other than the functional currency are included in income.

  Income Taxes Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109). The cumulative effect of adopting SFAS 109 on the Company's financial statements was not material.

  Under SFAS 109, deferred taxes are determined based on the differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the assets or liabilities are expected to be settled. A valuation allowance is established for any deferred tax asset for which realization is not considered likely. No deferred taxes have been provided for the income tax which would be incurred on repatriation of the undistributed earnings of the Company's foreign subsidiaries because the Company intends to indefinitely reinvest the earnings outside the United States.

  Revenue Recognition Revenue, other than on long-term U.S. Government sales contracts and subcontracts, is recognized from sales when a product is shipped. Revenue on long-term U.S. Government sales contracts and subcontracts is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized throughout the performance period of the contract. Losses on contracts are recorded in full when identified.

  Earnings Per Share Earnings per share is calculated using the weighted average number of shares outstanding giving retroactive effect to the two-for-one stock split (see Note M) and assuming dilutive stock options outstanding were exercised at the beginning of the year or at the date of issuance, if later. Weighted average shares outstanding for 1993, 1994 and 1995 used in the earnings per share calculation were 5,254,752, 5,061,376 and 5,289,072, respectively. (See Note M)

  Cash For purposes of the statement of cash flows, the Company considers highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents are on deposit at the parent's U.S. bank. Sufficient cash to fund foreign subsidiary current operations is on deposit at Japan and Singapore banks.

  Nature of Business The Company designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near infrared, visible light and x-ray instruments and applications. The Company's products are used in lasers for industrial processing and commercial and military sensing systems. The Company markets its products in the United States through its direct sales force and worldwide through its wholly-owned sales subsidiary, II-VI Japan, and manufacturers' representatives.

  The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these raw materials is critical to the stability of the Company's manufacturing yields. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A signficant failure of the Company's suppliers to deliver sufficient quantities of necessary high quality materials on a timely basis could have a material adverse effect on the Company's results of operations.

  Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Acquisition On December 29, 1994, the Company acquired the net assets of Virgo Optics Division of Sandoz Chemicals Corporation ("Virgo Optics"). The acquisition was accounted for as a purchase and included inventory, accounts receivable, machinery and equipment and certain current liabilities. The purchase price was allocated as follows:

      Accounts receivable........................................... $  720,000
      Inventory.....................................................    400,000
      Machinery and equipment.......................................  1,387,000
      Other assets..................................................      3,000
                                                                     ----------
                                                                      2,510,000
      Current liabilities...........................................   (157,000)
                                                                     ----------
      Cash purchase price........................................... $2,353,000
                                                                     ==========

  The following pro forma financial information is based upon the historical financial statements of II-VI Incorporated and Virgo Optics, adjusted to give effect to the acquisition of substantially all of the assets and the assumption of certain liabilities of Virgo Optics and the integration of the activities of II-VI Incorporated and Virgo Optics. This information assumes that such events occurred on the first day of II-VI Incorporated's 1994 fiscal year (July 1, 1993).

  This information does not purport to present what II-VI Incorporated's results of operations actually would have been had the acquisition occurred on July 1, 1993, or to project the actual results of operations for any future period.

                                                              PRO FORMA RESULTS
                                                                   FOR THE
                                                             YEAR ENDED JUNE 30,
                                                             -------------------
      ($000) except share data                                 1994      1995
      ------------------------                               --------- ---------
      Revenues.............................................. $22,806   $30,164
      Net Earnings..........................................   1,098     2,856
      Earnings Per Share....................................    0.22      0.54

NOTE B
INVENTORIES

The components of inventories are as follows:

                                                                     JUNE 30,
                                                                   -------------
      ($000)                                                        1994   1995
      ------                                                       ------ ------
      Raw materials............................................... $1,753 $1,750
      Work in process.............................................    730  1,348
      Finished goods..............................................    721  1,067
                                                                   ------ ------
      Total....................................................... $3,204 $4,165
                                                                   ====== ======

NOTE C
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consist of the following:

                                                                   JUNE 30,
                                                                ---------------
      ($000)                                                     1994    1995
      ------                                                    ------- -------
      Land and land improvements............................... $   307 $   307
      Buildings and improvements...............................   3,743   4,258
      Machinery and equipment..................................  14,305  17,486
                                                                ------- -------
                                                                 18,355  22,051
      Less accumulated depreciation............................  10,262  12,159
                                                                ------- -------
      Total.................................................... $ 8,093 $ 9,892
                                                                ======= =======

NOTE D
NOTE PAYABLE

  The Company has a line of credit (cash overdraft) facility with a Singapore bank which permits maximum borrowings of approximately $572,000. Borrowings are payable upon demand with interest being charged at the rate of 1.5% above the bank's prevailing prime lending rate. The interest rate at June 30, 1995 was 7.5%. At June 30, 1995 there were no borrowings under this facility.

NOTE E
DEFERRED GAIN ON SALE OF INVESTMENT

  In fiscal 1994, the Company recognized $699,000 of gain resulting from the sale, in 1993, of its ownership in its former Japanese distributor. The gain had been deferred in order to match it with the final negotiated costs, if any, of terminating the agency agreement with the distributor. Final termination of the agency agreement took place in fiscal 1994.

NOTE F
LONG-TERM DEBT

  Long-term debt at June 30, 1994, consisted of borrowings on a term loan due to a Singapore bank. Principal payments were being made in seven equal semi-annual installments, with the final installment being paid in September 1994. The loan was collateralized by all assets of II-VI Singapore Pte., Ltd. and was guaranteed by a standby letter of credit.

  Long-term debt at June 30, 1995 consists of an installment loan in the amount of $91,000 at the Company's Singapore location due to mature in August 2000 with equal monthly payments due on this loan including interest calculated at an annual interest rate of 7.5%, and a note payable in the amount of $1,472,000 at the Company's Japan location. At June 30, 1995, the terms of the note payable called for monthly principal payments plus interest charged at the rate of .5% above the bank's prevailing prime lending rate for a five year period.

The bank was to review the borrowing agreement annually and at that time had the option of calling the loan. The interest rate at June 30, 1995 was 2.875%. These borrowings are guaranteed by the Parent Company.

  Subsequent to June 30, 1995, the callable feature of the note payable was amended to December 1996. Based upon this amendment, $1,190,000 has been recorded in the accompanying balance sheet as long-term debt.

  The Company has entered into foreign currency forward contracts in order to hedge its currency exposure in Japan. Gains and losses on those contracts are recognized as they occur. At June 30, 1995, the Company had contracts outstanding of approximately $735,000. The counterparties to these financial instruments consist of large financial institutions, and the Company does not believe that it is subject to any significant credit risk associated with these contracts.

  Interest payments made during the years ended June 30, 1993, 1994 and 1995 totaled $82,000, $41,000 and $48,000 respectively.

NOTE G
INCOME TAXES

  The components of income tax expense are as follows:

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
      ($000)                                              1993     1994    1995
      ------                                             -------  ------  ------
      Current:
        Federal......................................... $   207  $  491  $  534
        State...........................................      --      54     174
        Foreign.........................................      38      41      65
      Deferred..........................................    (207)    (17)     96
                                                         -------  ------  ------
      Total............................................. $    38  $  569  $  869
                                                         =======  ======  ======

  Deferred income taxes reflect the net effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax liabilities are as follows:

                                                                    JUNE 30,
                                                                 --------------
      ($000)                                                      1994    1995
      ------                                                     ------  ------
      DEFERRED TAX LIABILITIES
      Tax over book accumulated depreciation.................... $1,106  $1,008
                                                                 ------  ------
      DEFERRED TAX ASSETS
      Alternative minimum tax carryforward...................... $  275  $   --
      Inventory capitalization..................................    121     134
      Non-deductible accruals...................................    148     175
      Net operating loss carryforwards - state..................     47      41
                                                                 ------  ------
      Gross deferred tax asset..................................    591     350
      Allowance for deferred tax assets.........................    (47)     --
                                                                 ------  ------
      Net deferred tax assets...................................    544     350
                                                                 ------  ------
      Net deferred tax liabilities.............................. $  562  $  658
                                                                 ======  ======

  The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of approximately $950,000 would have been required.

  The source of differences resulting in deferred income tax expense (credit) and the related tax effect of each were as follows:

                                                           YEAR ENDED JUNE 30,
                                                         ----------------------
      ($000)                                              1993    1994    1995
      ------                                             ------  ------  ------
      Depreciation...................................... $   94  $  (58) $ (98)
      Inventory capitalization..........................     (2)    (13)   (13)
      Alternative minimum tax carryforward..............    (96)    (34)   275
      Gain on sale of investment........................   (238)    238     --
      Other--Primarily non-deductible accruals..........     35    (150)   (68)
                                                         ------  ------  -----
      Total............................................. $ (207) $  (17) $  96
                                                         ======  ======  =====

  The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

                                                    YEAR ENDED JUNE 30,
                                            -----------------------------------
      ($000)                                1993    %   1994    %    1995    %
      ------                                -----  ---  -----  ---  ------  ---
      Taxes at statutory rate.............  $  38   34  $ 579   34  $1,152   34
      Increase (decrease) in taxes
       resulting from:
        State income taxes--net of federal
           benefit........................     --   --     35    2      88    3
        Excludable FSC income.............     --   --     --   --     (45)  (1)
        Excludable foreign income.........   (103) (91)  (164) (10)   (376) (11)
        Foreign taxes.....................     38   34     27    2      43    1
        Non-deductible expenses...........     65   57     92    5       7    0
                                            -----  ---  -----  ---  ------  ---
      Total...............................  $  38   34  $ 569   33  $  869   26
                                            =====  ===  =====  ===  ======  ===

  One of the Company's foreign subsidiaries operates under a tax holiday and does not pay income taxes. The tax holiday expires in March 1997.

  During the years ended June 30, 1993, 1994 and 1995, cash paid by the Company for income taxes was approximately $245,000, $125,000 and $379,000, respectively.

NOTE H
OPERATING LEASES

  The Company leases certain property under operating leases that expire at various dates through 1997. Future rental commitments applicable to the operating leases at June 30, 1995 are approximately $372,000 and $200,000 for 1996 and 1997, respectively. Rent expense was approximately $109,000, $303,000 and $462,000 for the years ended June 30, 1993, 1994 and 1995, respectively.

NOTE I
STOCK OPTION PLANS

  The Company has a stock option plan under which stock options have been granted by the Board of Directors to certain officers and key employees, with 1,240,000 shares of common stock reserved for use under this plan. All stock options granted to-date have been at market price at the date of grant. Twenty to twenty-five percent of the options granted may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter.

  Stock option activity relating to the plan in each of the three years ended June 30, 1995 is as follows:

                                                 NUMBER OF SHARES    PER SHARE
                       OPTIONS                   SUBJECT TO OPTION  PRICE RANGE
                       -------                   ----------------- -------------
      Outstanding--July 1, 1992.................      398,440      $1.11 - $3.94
      Granted...................................        3,000              $1.25
      Exercised.................................         (440)             $1.11
      Forfeited.................................      (46,600)     $1.11 - $3.69
                                                      -------      -------------
      Outstanding--June 30, 1993................      354,400      $1.11 - $3.94
      Granted...................................       34,000      $1.32 - $1.50
      Exercised.................................      (35,000)             $1.11
      Forfeited.................................      (25,600)     $1.83 - $3.64
                                                      -------      -------------
      Outstanding--June 30, 1994................      327,800      $1.11 - $3.94
      Granted...................................      254,000      $1.97 - $4.94
      Exercised.................................      (84,380)     $1.11 - $2.69
      Forfeited.................................      (54,900)     $1.25 - $3.94
                                                      -------      -------------
      Outstanding--June 30, 1995................      442,520      $1.11 - $4.94
                                                      =======      =============

  Outstanding options at June 30, 1995, by expiration date are as follows:

                                                      NUMBER OF SHARES PER SHARE
                                                      ---------------- ---------
      May 1996.......................................       1,240        $2.69
      May 1997.......................................      26,400        $1.11
      May 1999.......................................       8,000        $3.69
      August 2000....................................      62,700        $1.83
      February 2002..................................      53,980        $2.13
      June 2002......................................       3,000        $2.13
      February 2003..................................      30,000        $1.32
      April 2004.....................................       3,200        $1.50
      July 2004......................................      30,000        $2.00
      July 2004......................................       4,000        $1.97
      September 2004.................................     100,000        $2.69
      December 2004..................................     112,000        $3.94
      February 2005..................................       8,000        $4.94
                                                          -------
      Total..........................................     442,520
                                                          =======

  The Company added a nonemployee directors stock option plan in 1995, with 120,000 shares of common stock reserved for use under this plan. All stock options granted to-date have been at market price on the date of grant. Twenty percent of the options granted may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter.

  The number of shares subject to option for options granted in 1995 was 60,000 at an option price of $4.00 per share. The outstanding shares subject to option at June 30, 1995 was 60,000 and as of that date none were exercisable.

NOTE J
EMPLOYEE BENEFIT PLANS

  Eligible employees of the Company participate in a profit-sharing retirement plan. Contributions to the plan are made at the discretion of the Company's Board of Directors and were approximately $13,000 in 1993, $70,000 in 1994 and $259,000 in 1995.

  The Company has an employee stock purchase plan for all employees who have six months of continuous employment with the Company. The employee may purchase the common stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee is limited to 10% of the employee's base pay for each fiscal year. The plan, as amended, limits the number of shares of common stock available for purchase to 200,000 shares. At June 30, 1995, 133,878 shares of common stock were available for purchase under the plan.

  The Company has no program for postretirement health and welfare and postemployment benefits.

NOTE K
INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                         YEAR ENDED JUNE 30,
                                                       ------------------------
($000)                                                  1993     1994    1995
------                                                 -------  ------- -------
Sales:
  United States....................................... $17,191  $18,640 $26,644
  International.......................................   3,787    6,070  11,158
                                                       -------  ------- -------
Total................................................. $20,978  $24,710 $37,802
                                                       -------  ------- -------
Sales or transfers between geographic areas
  United States....................................... $ 1,003  $ 3,126 $ 5,847
  International.......................................   2,806    2,903   4,195
                                                       -------  ------- -------
Total.................................................   3,809    6,029  10,042
                                                       -------  ------- -------
Net sales............................................. $17,169  $18,681 $27,760
                                                       =======  ======= =======
Operating income (loss):
  United States....................................... $  (597) $   135 $ 1,860
  International.......................................     804      783   1,440
                                                       -------  ------- -------
Total operating income................................ $   207  $   918 $ 3,300
                                                       =======  ======= =======
Identifiable assets:
  United States....................................... $15,488  $14,521 $20,633
  International.......................................   1,777    3,049   3,734
                                                       -------  ------- -------
Total assets.......................................... $17,265  $17,570 $24,367
                                                       =======  ======= =======

--------
Sales to Western Europe and Asia comprised 87% of total export sales from the United States in 1995, 91% in 1994 and 88% in 1993.

NOTE L
CONTINGENCY

  The Company is a member of the Frontier Chemical Phase II PRP Group which has agreed with the Environmental Protection Agency to remove the contents of certain tanks at a site in Niagara Falls, New York. All site work has been completed and substantial progress has been made by the Group in meeting its financial obligations. Based on the information available, the Company has recorded $26,000 as its best estimate of its share of the remaining liability as of June 30, 1995.

NOTE M
SUBSEQUENT EVENTS

  On August 16, 1995, the Board of Directors declared a two-for-one split of II-VI's common stock to be distributed to shareholders of record on August 30, 1995, effective at the close of business September 6, 1995. Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock split, unless otherwise noted.

  On August 19, 1995 the Board of Directors approved the filing of a registration statement with the Securities and Exchange Commission covering a proposed public offering of 1,000,000 shares of newly issued common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees"; the information set forth under the caption "Election of Directors - Nominees for Election as Class Three Directors Whose Terms Expire 1997"; the information set forth under the caption "Election of Directors - Class One Directors Whose Terms Expire 1998"; the information set forth under the caption "Election of Directors - Class Two Directors Whose Terms Expire 1996"; and the information set forth under the caption "Other Matters - Section 16(a) Reporting Delinquencies" in the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Beneficial Ownership of Voting Securities" in the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a) (1) A listing of the consolidated financial statements, notes and independent auditors' report required hereunder is set forth in
          Item 8 of this Report on Form 10-K.

     (2)  Financial Statement Schedules:

          The following are included in this Report:

               Report of Alpern, Rosenthal & Company on Schedules
               Schedule II - Valuation and Qualifying Accounts

               Report of Predecessor Independent Auditors

     (3)  Exhibits.



EXHIBIT NO.                                                       REFERENCE
-----------                                                       ---------
    2.01     Asset Purchase and Sale Agreement      Incorporated hereinby reference is
             among II-VI Incorporated, II-VI        Exhibit 2.01 to the Company's Report
             Optics Incorporated and Sandoz         on Form 8-K for the event dated
             Chemicals Corporation USA              December 29, 1994.

    3.01     Amended and Restated Articles of       Incorporated herein by reference is
             Incorporation of II-VI Incorporated    Exhibit 3.02 to Registration Statement
                                                    No. 33-16389 on Form S-1.

    3.02     Amended and Restated By-Laws of II-VI  Incorporated herein by reference is
             Incorporated                           Exhibit 3.02 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1991.

    5.01     Opinion of Buchanan Ingersoll          Filed herewith.
             Professional Corporation

   10.01     II-VI Incorporated 1982 Incentive      Incorporated herein by reference is
             Stock Option Plan*                     Exhibit 10.01 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.02     II-VI Incorporated Stock Option Plan   Incorporated herein by reference is
             of 1990*                               Exhibit 10.02 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1991.

   10.03     II-VI Incorporated Employees' Stock    Incorporated herein by reference is
             Purchase Plan                          Exhibit 10.03 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.04     II-VI Incorporated Amended and         Incorporated herein by reference is
             Restated Employees' Stock Purchase     Exhibit 10.04 to Registration
             Plan                                   Statement No. 33-16389 on Form S-1.

   10.05     II-VI Incorporated Amended and         Incorporated herein by reference is
             Restated Employees' Profit Sharing     Exhibit 10.05 to Registration
             Plan and Trust Agreement, as amended   Statement No. 33-16389 on Form S-1.

   10.06     Form of Representative Agreement       Incorporated herein by reference is
             between the Company and its foreign    Exhibit 10.15 to Registration
             representatives                        Statement No. 33-16389 on Form S-1.

   10.07     Form of Employment Agreement*          Incorporated herein by reference is
                                                    Exhibit 10.16 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.08     Description of Management-By-Objective Incorporated herein by reference is
             Plan*                                  Exhibit 10.09 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1993.

   10.09     II-VI Incorporated 1994 Nonemployee    Incorporated herein by reference is
             Directors Stock Option Plan            Exhibit A to the Company's Proxy
                                                    Statement dated September 30, 1994.

   21.01     List of Subsidiaries of II-VI          Incorporated herein by reference is
             Incorporated                           Exhibit 21.01 to the Company's Form
                                                    10-Q for the quarter ended December
                                                    31, 1994.

   23.01     Consent of Alpern, Rosenthal & Company Filed herewith.

   23.02     Consent of Deloitte & Touche LLP       Filed herewith.

   27.01     Financial Data Schedule                Filed herewith.

--------
*  Denotes management contract or compensatory plan, contract or arrangement.

     The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) During the quarter ended June 30, 1995, the Company filed no reports on Form 8-K.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedule to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     II-VI INCOPORATED


                                                /s/ Carl J. Johnson
September __, 1995                   By:______________________________________
                                           Carl J. Johnson, Chairman and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     Principal Executive Officer:


                                                /s/ Carl J. Johnson
September __, 1995                   By:______________________________________
                                                   Carl J. Johnson
                                         Chairman and Chief Executive Officer
                                                     and Director


                                                /s/ Francis J. Kramer
September __, 1995                   By:______________________________________
                                                   Francis J. Kramer
                                                  President and Chief
                                             Operating Officer and Director


                                     Principal Financial and Accounting Officer:

                                                /s/ James Martinelli
September __, 1995                   By:______________________________________
                                                   James Martinelli
                                              Treasurer and Director of
                                                Finance and Accounting


                                                /s/ Richard B. Bohlen
September __, 1995                   By:______________________________________
                                                   Richard B. Bohlen
                                                        Director


                                                /s/ Thomas E. Mistler
September __, 1995                   By:______________________________________
                                                   Thomas E. Mistler
                                                        Director


                                              /s/ Duncan A. J. Morrison
September __, 1995                   ___________________________________________
                                                Duncan A. J. Morrison
                                                      Director


                                                /s/ Peter W. Sognefest
September __, 1995                   ___________________________________________
                                                  Peter W. Sognefest
                                                      Director

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Shareholders of II-VI Incorporated:


   We have audited the consolidated financial statements of II-VI Incorporated and subsidiaries as of June 30, 1995 and 1994, and for the year then ended, and have issued our report thereon dated August 19, 1995; such financial statements and report are included in your 1995 Form 10-K. Our audits also included a financial statement schedule for 1995 and 1994 of II-VI Incorporated and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
August 19, 1995

                                                                  SCHEDULE II

                      II-VI INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1993, 1994, AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                            ADDITIONS
                                      ---------------------
                           BALANCE AT            CHARGED TO DEDUCTION BALANCE AT
                           BEGINNING  CHARGED TO   OTHER      FROM      END OF
                            OF YEAR    EXPENSE    ACCOUNTS  RESERVES     YEAR
                           ---------- ---------- ---------- --------- ----------
                                                               (1)
YEAR ENDED JUNE 30, 1993:
 Allowance for doubtful
 accounts................     $125       $18        $--        $18       $125
YEAR ENDED JUNE 30, 1994:
 Allowance for doubtful
 accounts................     $125       $44        $--        $44       $125
YEAR ENDED JUNE 30, 1995:
 Allowance for doubtful
 accounts................     $125       $49        $79        $(8)      $261

--------
(1)Uncollectible accounts written off (recovered).

INDEPENDENT AUDITORS' REPORTS

To the Board of Directors and Stockholders of II-VI Incorporated
Saxonburg, Pennsylvania

  We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of II-VI Incorporated and subsidiaries for the year ended June 30, 1993. Our audit also included the financial statement schedule for the year ended June 30, 1993, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of II-VI Incorporated and subsidiaries for the year ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
August 11, 1993

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                                                       REFERENCE
-----------                                                       ---------
    2.01     Asset Purchase and Sale Agreement      Incorporated hereinby reference is
             among II-VI Incorporated, II-VI        Exhibit 2.01 to the Company's Report
             Optics Incorporated and Sandoz         on Form 8-K for the event dated
             Chemicals Corporation USA              December 29, 1994.

    3.01     Amended and Restated Articles of       Incorporated herein by reference is
             Incorporation of II-VI Incorporated    Exhibit 3.02 to Registration Statement
                                                    No. 33-16389 on Form S-1.

    3.02     Amended and Restated By-Laws of II-VI  Incorporated herein by reference is
             Incorporated                           Exhibit 3.02 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1991.

   10.01     II-VI Incorporated 1982 Incentive      Incorporated herein by reference is
             Stock Option Plan*                     Exhibit 10.01 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.02     II-VI Incorporated Stock Option Plan   Incorporated herein by reference is
             of 1990*                               Exhibit 10.02 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1991.

   10.03     II-VI Incorporated Employees' Stock    Incorporated herein by reference is
             Purchase Plan                          Exhibit 10.03 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.04     II-VI Incorporated Amended and         Incorporated herein by reference is
             Restated Employees' Stock Purchase     Exhibit 10.04 to Registration
             Plan                                   Statement No. 33-16389 on Form S-1.

   10.05     II-VI Incorporated Amended and         Incorporated herein by reference is
             Restated Employees' Profit Sharing     Exhibit 10.05 to Registration
             Plan and Trust Agreement, as amended   Statement No. 33-16389 on Form S-1.

   10.06     Form of Representative Agreement       Incorporated herein by reference is
             between the Company and its foreign    Exhibit 10.15 to Registration
             representatives                        Statement No. 33-16389 on Form S-1.

   10.07     Form of Employment Agreement*          Incorporated herein by reference is
                                                    Exhibit 10.16 to Registration
                                                    Statement No. 33-16389 on Form S-1.

   10.08     Description of Management-By-Objective Incorporated herein by reference is
             Plan*                                  Exhibit 10.09 to the Company's Annual
                                                    Report on Form 10-K for the fiscal
                                                    year ended June 30, 1993.

   10.09     II-VI Incorporated 1994 Nonemployee    Incorporated herein by reference is
             Directors Stock Option Plan            Exhibit A to the Company's Proxy
                                                    Statement dated September 30, 1994.

   21.01     List of Subsidiaries of II-VI          Incorporated herein by reference is
             Incorporated                           Exhibit 21.01 to the Company's Form
                                                    10-Q for the quarter ended December
                                                    31, 1994.

   23.01     Consent of Alpern, Rosenthal & Company Filed herewith.

   23.02     Consent of Deloitte & Touche LLP       Filed herewith.

   27.01     Financial Data Schedule                Filed herewith.

--------
*  Denotes management contract or compensatory plan, contract or arrangement.