Form 10-K/A
period 1995-06-30
II-VI INC
filed 1995-10-04
CIK 820318

                                  FORM 10-K/A



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


  Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO\\2\\ and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece. To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of 40,000 to 45,000 industrial YAG and CO\\2\\ lasers, based on a recent industry trade report. Average lifetime for industrial laser optical elements is estimated to be 1,000 to 4,000 hours.



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

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       October 3, 1995
DATE:_____________________        II - VI INCORPORATED


                                          /s/ James Martinelli
                                  By:_______________________________

                                  James Martinelli
                                  Treasurer and
                                  Director of Finance and Accounting