Form 10-Q
period 1995-09-30
II-VI INC
filed 1995-11-13
CIK 820318

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended, September 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from            to
                                                        -----------
                .
    ------------

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

                          Yes x               No
                             ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

  At November 10, 1995, 6,114,690 shares of Common Stock, no par value, of the registrant were outstanding.

                      II-VI INCORPORATED AND SUBSIDIARIES
                      -----------------------------------

                                     INDEX
                                     -----


                                                                                                      Page No.
                                                                                                      --------

PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                   Independent Accountants' Report. . . . . . . . . . . . . . . . . . . . . . . . .       3

                   Condensed Consolidated Balance Sheets - September 30, 1995, and
                   June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

                   Condensed Consolidated Statements of Earnings -- Three months ended
                   September 30, 1995 and 1994 . . . . . .. . . . . . . . . . . . . . . . . . . . .       5

                   Condensed Consolidated Statements of Shareholders' Equity -- Three months
                   ended September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

                   Condensed Consolidated Statements of Cash Flows -- Three months
                   ended September 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . .       7

                   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .       8


         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .      11



[LOGO OF ALPERN, ROSENTHAL & COMPANY]
      Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue . Pittsburgh,
Pennsylvania  15222-2413
(412) 281-2501  .  Fax (412) 471-1996

                        Independent Accountants' Report



To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

     We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of II-VI Incorporated and Subsidiaries as of June 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 19, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Alpern, Rosenthal & Company
Alpern, Rosenthal & Company

October 20, 1995


                          A Professional Corporation
--------------------------------------------------------------------------------

Irving P. Rosenthal, CPA         Members American and Pennsylvania         Deborah H. Wells, CPA
Michael H. Levin, CPA        Institutes of Certified Public Accountants    Fred M. Rock, CPA
Harvey A. Pollack, CPA                                                     Sean M. Brennan, CPA
Fred J. Morelli, Jr., CPA      Accounting Firms Associated, inc.           Alexander Paul, CPA
Edward F. Rockman, CPA           Member Firms in Principal Cities          Michael E. Forgas, CPA
Emanuel V. DiNatale, CPA                                                   Joel M. Rosenthal, CPA


                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
---------------------------------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)


                                                                September 30     June 30
                                                                     1995         1995
                                                                ------------    ---------
Assets

Current Assets
   Cash and equivalents                                          $     1,148   $    3,822
   Accounts receivable - less allowance for doubtful
    accounts of $225 at 9/30/95 and $261 at 6/30/95                    5,589        5,412
   Inventories                                                         4,245        4,165
   Deferred income taxes                                                 317          309
   Prepaid and other current assets                                      403          376
                                                                 -----------    ---------
      Total Current Assets                                            11,702       14,084

Property, Plant & Equipment, net                                      11,794        9,892
Other Assets                                                             378          391
                                                                  -----------   ---------
                                                                  $   23,874    $  24,367
                                                                  ==========    =========

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable - trade                                       $    1,006    $     835
   Accrued salaries, wages and bonuses                                 1,188        2,114
   Income taxes payable                                                  564          585
   Accrued profit sharing contribution                                    91          278
   Other current liabilities                                             877        1,027
   Current portion of long-term debt                                     327          373
                                                                  ----------    ---------
       Total Current Liabilities                                       4,053        5,212

Long-Term Debt--less current portion                                     969        1,190

Deferred Income Taxes                                                    936          967

Commitments & Contingencies                                                -           -

Shareholders' Equity
   Preferred stock, no par value; authorized -
   5,000,000 shares; unissued                                              -           -

   Common stock, no par value; authorized - 30,000,000 shares;
   issued - 5,685,313 shares at 9/30/95 and 5,669,987 at 6/30/95       4,536       4,485
   Cumulative translation adjustment                                      44         (17)
   Retained Earnings                                                  14,466      13,660
                                                                    --------    --------
                                                                      19,046      18,128

   Less treasury stock, at cost - 570,623 shares at
   9/30/95 and 6/30/95.                                                1,130       1,130
                                                                    --------    --------
                                                                      17,916      16,998
                                                                    --------    --------
                                                                    $ 23,874    $ 24,367
                                                                    ========    ========


All share data reflects the two-for-one stock split which was effected on the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                       Three Months Ended
                                                          September 30,
                                                     1995             1994
                                                 ------------     -----------
Revenues
Net Sales:
   Domestic                                      $      4,237     $     2,405
   International                                        3,720           2,756
                                                 ------------     -----------
                                                        7,957           5,161
Contract research and development                         131             285
                                                 ------------     -----------
                                                        8,088           5,446
                                                 ------------     -----------

Costs, Expenses & Other Income

Cost of goods sold                                      4,556           3,064
Contract research and development                         101             198
Internal research and development                         148             132
Selling, general and administrative expenses            2,131           1,472
Interest and other expense - net                           16              11
                                                 ------------     -----------
                                                        6,952           4,877
                                                 ------------     -----------

Earnings Before Income Taxes                            1,136             569

Income Tax Expense                                        330             173
                                                 ------------     -----------

Net Earnings                                     $        806     $       396
                                                 ============     -----------
Earnings Per Share                               $       0.15     $      0.08
                                                 ============     ===========


All share data reflects the two-for-one stock split which was effected on the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                         Common Stock           Cumulative                      Treasury Stock
                                       -----------------        Translation      Retained      -----------------
                                       Shares      Amount       Adjustment       Earnings      Shares     Amount       Total
                                       ------     --------      ----------       ----------    ------   ---------     --------
Balance--July 1, 1995                   5,670     $ 4,485       $      (17)      $ 13,660        (571)  $ (1,130)     $ 16,998

 Shares issued under stock option          15          51                -              -           -          -            51
 plan

 Net earnings for the quarter               -           -                -            806           -          -           806

 Translation adjustment                     -           -                61             -           -          -            61
                                       ------     -------       -----------      --------      ------   --------      --------

Balance--September 30, 1995             5,685     $ 4,536       $        44      $ 14,466        (571)  $ (1,130)     $ 17,916
                                       ======     =======       ===========      ========      ======   ========      ========


All share data reflects the two-for-one stock split which was effected on the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)


                                                                   Three Months Ended
                                                                     September 30,
                                                                 1995               1994
                                                          --------------       ---------------

Cash Flows from Operating Activities
   Net Earnings                                           $          806       $          396
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                   593                 489
      Loss on sale of asset                                             -                  15
      (Gain) loss on foreign currency transactions                     39                 (38)
      Deferred income taxes                                           (38)                 33
   Increase (decrease) in cash from changes in:
      Accounts receivable                                            (405)                 21
      Inventories                                                    (221)               (230)
      Accounts payable                                                346                 122
      Accrued salaries, wages and bonuses                            (923)                (78)
      Accrued profit sharing contribution                            (187)                (26)
      Income taxes payable                                            (21)                 33
      Other operating net assets                                     (175)                 67
                                                          ---------------      --------------
   Net cash (used in) provided by operating activities               (186)                804
                                                          ---------------      --------------



Cash Flows from Investing Activities
   Additions to property, plant & equipment                        (2,482)               (471)
                                                          ---------------      --------------
   Net cash used in investing activities                           (2,482)               (471)
                                                          ---------------      --------------
Cash Flows from Financing Activities
   Proceeds on short-term borrowings                                    -               1,495
   Proceeds from long-term borrowings                                   -                 108
   Payments on long-term borrowings                                   (57)               (265)
   Proceeds from sale of common stock                                  51                   1
                                                          ---------------       -------------
   Net cash provided by (used in) financing activities                 (6)              1,339
                                                          ---------------       -------------
Net increase (decrease) in cash and equivalents                    (2,674)              1,672

Cash and Equivalents at Beginning of period                         3,822               1,734
                                                          ---------------       -------------

Cash and Equivalents at End of period                     $         1,148       $       3,406
                                                          ===============       =============


-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation
         --------------------------

     The condensed consolidated financial statements for the three month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's Annual Report as filed as an exhibit to the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission. The consolidated results of operations for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note B - Inventories ($000)
         ----------------------------

     The components of inventories are as follows:


                                            September 30        June 30
                                                1995              1995
                                           --------------    --------------
            Raw Materials                  $        1,882    $        1,750
            Work in Progress                        1,111             1,348
            Finished Goods                          1,252             1,067
                                           --------------    --------------
                                           $        4,245    $        4,165
                                           ==============    ==============


Note C - Property, Plant and Equipment ($000)
         -----------------------------------------------

     Property, plant and equipment consist of the following:


                                            September 30        June 30
                                                1995              1995
                                           --------------    --------------
            Land and land improvements     $          311    $          307
            Buildings and improvements              5,090             4,258
            Machinery and equipment                19,132            17,486
                                           --------------    --------------
                                                   24,533            22,051
            Less accumulated
            depreciation                           12,739            12,159
                                           --------------    --------------
                                           $       11,794    $        9,892
                                           ==============    ==============



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)



Note D - Stock Split
         -----------------

     On August 16, 1995, the Board of Directors declared a two-for-one split of II-VI's common stock which was distributed to shareholders of record on August 30, 1995, effective at the close of business September 6, 1995. All per share amounts included in the condensed consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock split, unless otherwise noted.


Note E - Stock Offering
         --------------------

     On October 20, 1995, a registration statement on Form S-3 covering the public offering of 1,000,000 shares was declared effective by the Securities and Exchange Commission, with the shares sold to the public at $12.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings increased 104% to $806,000 ($0.15 per share) in the first quarter of fiscal 1996 from $396,000 ($0.08 per share) in the first quarter of fiscal 1995. Revenues grew 49% to $8,088,000 in the first quarter of fiscal 1996 from $5,446,000 in the first quarter of fiscal 1995.

Order bookings for the first quarter were $8,017,000 compared to $5,936,000 for the same period last fiscal year, a 35% increase. This increase is attributable to the Virgo Optics Division and increased demand from the industrial markets of Europe, Japan and the United States.

Manufacturing revenues increased 54% to $7,957,000 from $5,161,000 in the last fiscal year's first quarter. This improvement is attributable to increased sales in all of the Company's markets, and to a lesser extent, the acquisition of the Virgo Optics Division.

Manufacturing gross margin was $3,401,000 or 43% of revenues compared to $2,097,000 or 41% of revenues for the first quarter of fiscal 1995. The increase reflects lower per unit operating costs associated with increased volume, increased efficiencies and yields, and favorable production mix.

Selling, General and Administrative expenses of $2,131,000 or 26% of revenues for the quarter compared to $1,472,000 or 27% of revenues for last fiscal year's first quarter. The increase in expense is attributable to higher compensation expense associated with the Company's world-wide profit driven bonus programs and expenses incurred at the Virgo Optics Division.

The Company's year-to-date effective income tax rate is 29% of pre-tax earnings as compared to 30% for the same period last year. The lower rate is due to the mix of earnings from domestic and foreign operations.


Liquidity and Capital Resources
-------------------------------

Cash decreased during the first quarter of fiscal 1996 by $2,674,000 due to capital expenditures of $2,482,000 and cash being used in operating activities of $186,000.

The capital expenditures focused on manufacturing facility expansion and process automation, which the cash used in operations was a result of net earnings before depreciation of $1,399,000 being offset mostly by the payment of compensation costs relating to the Company's fiscal 1995 world-wide profit-driven bonus programs and an increase in accounts receivable.

Subsequent to September 30, 1995, the Company received the proceeds from a 1,000,000 share Common Stock offering. These shares were sold at a price to the public of $12.00 per share. The net proceeds to the Company were $11,280,000 after deducting underwriting discounts and commissions. These proceeds from the sale of the shares will be used for general corporate purposes including working capital, capital expenditures and possible acquisitions of complementary businesses, products or technologies.

                         PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- --------------------------------

        (a) Exhibits.
            --------

              1.01     Underwriting Agreement dated
                       October 20, 1995 . . . . . . . . . . . . Filed herewith.

             15.01     Accountants' acknowledgment letter
                       dated November 13, 1995 . .. . . . . . . Filed herewith.

             27.01     Financial Data Schedule. . . . . . . . . Filed herewith.

        (b) Reports on Form 8-K.
            -------------------

                       None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      II-VI INCORPORATED
                                      (Registrant)




Date:  November 13, 1995               By:        /s/ Carl J. Johnson
                                           ------------------------------------
                                                      Carl J. Johnson
                                           Chairman and Chief Executive Officer




Date:  November 13, 1995               By:        /s/ James Martinelli
                                           ------------------------------------
                                                     James Martinelli
                                            Treasurer & Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.
-----------

    1.01     Underwriting Agreement dated
             October 20, 1995. . . . . . . . . . . . . . . . . Filed herewith.

   15.01     Accountants' acknowledgment letter dated
             November 13, 1995 . . . . . . . . . . . . . . . . Filed herewith.

   27.01     Financial Data Schedule (supplied for
             the information of the Commission). . . . . . . . Filed herewith.