Form 10-Q
period 1995-12-31
II-VI INC
filed 1996-02-13
CIK 820318

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1995

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from             to        .
                                                         -----------   --------


                        Commission File Number:  0-16195


                               II-VI INCORPORATED
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                         25-1214948
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

        375 Saxonburg Boulevard
         Saxonburg, PA 16056                             16056
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  412-352-4455

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

       At February 8, 1996, 6,117,635 shares of Common Stock, no par value, of the registrant were outstanding.

                      II-VI INCORPORATED AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX
                                     -----



                                                                                          Page No.
                                                                                          --------
PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Independent Accountants' Report........................................        3

                  Condensed Consolidated Balance Sheets - December 31, 1995, and
                  June 30, 1995..........................................................        4

                  Condensed Consolidated Statements of Earnings -- Three and six
                  months ended December 31, 1995 and 1994................................        5

                  Condensed Consolidated Statements of Shareholders' Equity -- Three
                  and six months ended December 31, 1995.................................        7

                  Condensed Consolidated Statements of Cash Flows -- Six months
                  ended December 31, 1995 and 1994.......................................        8

                  Notes to Condensed Consolidated Financial Statements...................        9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................       11

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security-Holders....................       12

         Item 6.  Exhibits and Reports on Form 8-K.......................................       12

[LOGO OF ALPERN, ROSENTHAL & COMPANY]
      Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue .
Pittsburgh, Pennsylvania 15222-2413
(412) 281-2501  .  Fax (412) 471-1996

                        Independent Accountants' Report



To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

   We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of December 31, 1995, and the related condensed consolidated statements of earnings, shareholders' equity and cash flows for the three and six month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 19, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Alpern, Rosenthal & Company

January 16, 1996



                           A Professional Corporation

-----------------------------------------------------------------------------------------------
Irving P. Rosenthal, CPA     Members American and Pennsylvania           Deborah H. Wells, CPA
Michael H. Levin, CPA        Institutes of Certified Public Accountants  Fred M. Rock, CPA
Harvey A. Pollack, CPA                                                   Sean M. Brennan, CPA
Fred J. Morelli, Jr., CPA    Accounting Firms Associated, inc.           Alexander Paul, CPA
Edward F. Rockman, CPA       Member Firms in Principal Cities            Michael E. Forgas, CPA
Emanuel V. DiNatale, CPA                                                 Joel M. Rosenthal, CPA

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
---------------------------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)

                                                                        December 31  June 30
Assets                                                                     1995        1995
                                                                        -----------  --------
Current Assets
  Cash and equivalents                                                  $   11,311   $  3,822
  Accounts receivable - less allowance for doubtful
   accounts of $231 at 12/31/95 and $261 at 6/30/95                          5,562      5,412
  Inventories                                                                4,665      4,165
  Deferred income taxes                                                        282        309
  Prepaid and other current assets                                             513        376
                                                                        ----------   --------
     Total Current Assets                                                   22,333     14,084

Property, Plant & Equipment, net                                            12,644      9,892
Other Assets                                                                   387        391
                                                                        ----------   --------
                                                                        $   35,364   $ 24,367
                                                                        ==========   ========
Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                                         $    1,093   $      -
  Accounts payable - trade                                                     912        835
  Accrued salaries, wages and bonuses                                        1,464      2,114
  Income taxes payable                                                         231        585
  Accrued profit sharing contribution                                          171        278
  Other current liabilities                                                    760      1,027
  Current portion of long-term debt                                             23        373
                                                                        ----------   --------
      Total Current Liabilities                                              4,654      5,212

Long-Term Debt--less current portion                                            56      1,190

Deferred Income Taxes                                                          944        967

Commitments & Contingencies                                                     -          -

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                                                    -          -
  Common stock, no par value; authorized - 30,000,000 shares;
  issued - 6,685,858 shares at 12/31/95 and 5,669,987 at 6/30/95            15,482      4,485
  Cumulative translation adjustment                                             58        (17)
  Retained Earnings                                                         15,300     13,660
                                                                        ----------   --------
                                                                            30,840     18,128
  Less treasury stock, at cost -  570,623 shares at
  12/31/95 and 6/30/95.                                                      1,130      1,130
                                                                        ----------   --------
                                                                            29,710     16,998
                                                                        ----------   --------
                                                                        $   35,364   $ 24,367
                                                                        ==========   ========

All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                    Three Months Ended
                                                        December 31,
                                                 1995                 1994
                                             ------------         ------------
Revenues
Net Sales:
  Domestic                                   $      4,076         $      2,658
  International                                     3,642                3,012
                                             ------------         ------------
                                                    7,718                5,670
Contract research and development                     236                  234
                                             ------------         ------------
                                                    7,954                5,904
                                             ------------         ------------
Costs, Expenses & Other Income
Cost of goods sold                                  4,475                3,295
Contract research and development                     163                  253
Internal research and development                     138                  120
Selling, general and administrative expenses        2,152                1,598
Interest and other expense - net                     (139)                 (15)
                                             ------------         ------------
                                                    6,789                5,251
                                             ------------         ------------
Earnings Before Income Taxes                        1,165                  653

Income Tax Expense                                    331                  144
                                             ------------         ------------

Net Earnings                                 $        834         $        509
                                             ============         ============

Earnings Per Share                           $       0.14         $       0.10
                                             ============         ============

All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI  Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                        Six Months Ended
                                                           December 31,
                                                   1995                  1994
                                               -------------         -------------
Revenues
Net Sales:
  Domestic                                     $       8,313         $       5,063
  International                                        7,362                 5,768
                                               -------------         -------------
                                                      15,675                10,831
Contract research and development                        367                   519
                                               -------------         -------------
                                                      16,042                11,350
                                               -------------         -------------
Costs, Expenses & Other Income
Cost of goods sold                                     9,031                 6,359
Contract research and development                        264                   451
Internal research and development                        286                   252
Selling, general and administrative expenses           4,283                 3,070
Interest and other expense - net                        (123)                   (4)
                                               -------------         -------------
                                                      13,741                10,128
                                               -------------         -------------

Earnings Before Income Taxes                           2,301                 1,222

Income Tax Expense                                       661                   317
                                               -------------         -------------

Net Earnings                                   $       1,640         $         905
                                               =============         =============

Earnings Per Share                             $        0.28         $        0.18
                                               =============         =============


All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                             Common Stock            Cumulative                      Treasury Stock
                                        ----------------------      Translation      Retained     ----------------------
                                          Shares       Amount        Adjustment      Earnings       Shares       Amount      Total
                                        ---------    ---------    --------------    ----------    ----------    --------    --------
Balance--July 1, 1995                       5,670    $   4,485    $         (17)    $   13,660          (571)   $ (1,130)   $ 16,998


 Shares issued under stock option plan         15           51               -             -             -           -            51


 Net earnings for the quarter                 -            -                 -             806           -           -           806


 Translation adjustment                       -            -                 61            -             -           -            61
                                        ---------    ---------    -------------     ----------     --------     --------    --------

Balance--September 30, 1995                 5,685    $   4,536    $          44     $   14,466         (571)    $ (1,130)   $ 17,916


 Shares issued under stock option plan          1            6               -             -             -           -             6


 Net proceeds from second offering          1,000       10,940               -             -             -           -        10,940


 Net earnings for the quarter                 -            -                 -             834           -           -           834


 Translation adjustment                       -            -                 14            -             -           -            14
                                        ---------    ---------    -------------     ----------     --------     --------    --------

Balance--December 31, 1995                  6,686    $  15,482    $          58     $   15,300         (571)    $ (1,130)   $ 29,710
                                        =========    =========    =============     ==========     ========     ========    ========


All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)


                                                                   Six Months Ended
                                                                     December 31,
                                                                 1995            1994
                                                               --------      ----------
Cash Flows from Operating Activities
  Net Earnings                                                  $  1,640      $      905
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                 1,195             993
     Loss on sale of asset                                            -               17
     (Gain) on foreign currency transactions                         (87)             (7)
     Deferred income taxes                                             4              90
  Increase (decrease) in cash from changes in:
     Accounts receivable                                            (271)           (213)
     Inventories                                                    (668)           (149)
     Accounts payable                                                298              72
     Accrued salaries, wages and bonuses                            (647)            115
     Accrued profit sharing contribution                            (107)             23
     Income taxes payable                                           (354)            (37)
     Other operating net assets                                     (451)            165
                                                                --------      ----------
  Net cash provided by operating activities                          552           1,974
                                                                --------      ----------
Cash Flows from Investing Activities
  Additions to fixed assets                                       (3,920)           (796)
  Payment for purchase of Virgo Optics, net of cash acquired          -           (2,353)
                                                                --------      ----------
  Net cash used in investing activities                           (3,920)         (3,149)
                                                                --------      ----------
Cash Flows from Financing Activities
  Proceeds on short-term borrowings                                   -            1,499
  Payments on short-term borrowings                                   -              (94)
  Proceeds from long-term borrowings                                  -              108
  Payments on long-term borrowings                                  (141)           (270)
  Proceeds from sale of common stock                              10,998              39
  Purchase of treasury stock                                          -              (18)
                                                                --------      ----------
  Net cash provided by financing activities                       10,857           1,264
                                                                --------      ----------
Net increase in cash and equivalents                               7,489              89

Cash and Equivalents at Beginning of period                        3,822           1,734
                                                                --------      ----------

Cash and Equivalents at End of period                           $ 11,311      $    1,823
                                                                ========      ==========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)



Note A  - Basis of Presentation
          ---------------------

      The condensed consolidated financial statements for the three and six month periods ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's Annual Report as filed as an exhibit to the Company's Form 10-K Annual Report dated October 3, 1995 filed with the Securities and Exchange Commission. The consolidated results of operations for the three and six month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note B  - Inventories  ($000)
          -------------------

      The components of inventories are as follows:

                                                   December 31     June 30
                                                       1995          1995
                                                   -----------   ---------
        Raw Materials                                $  1,859    $   1,750
        Work in Progress                                1,237        1,348
        Finished Goods                                  1,569        1,067
                                                     --------    ---------

                                                     $  4,665    $   4,165
                                                     ========    =========


Note C  - Property, Plant and Equipment  ($000)
          -------------------------------------

      Property, plant and equipment consist of the following:

                                                   December 31     June 30
                                                       1995          1995
                                                   -----------   ---------
        Land and land improvements                   $    367   $     307
        Buildings and improvements                      5,782       4,258
        Machinery and equipment                        19,823      17,486
                                                    ---------   ---------

                                                       25,972      22,051
        Less accumulated depreciation                  13,328      12,159
                                                    ---------   ---------
                                                    $  12,644   $   9,892
                                                    =========   =========

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)



Note D -  Stock Split
          -----------

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


Note E - Stock Offering
         --------------

      On October 20, 1995, a registration statement on Form S-3 covering the public offering of 1,000,000 shares was declared effective by the Securities and Exchange Commission, with the shares sold to the public at $12.00 per share.


Note F - Subsequent Events
         -----------------

      On January 9, 1996 the Company's Japan subsidiary borrowed $761,000 from a Japanese bank. The debt is payable in equal installments over a sixteen month period. The current interest rate on this loan is 2.125%.

      On January 11, 1996 the Company announced that it has entered into a letter of intent to acquire Lightning Optical Corporation. Consummation of the transaction is subject to customary conditions and execution of a definitive purchase agreement.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


Results of Operations
---------------------

Net earnings for the second fiscal quarter of 1996, ended December 31, 1995, were $834,000 ($0.14 per share) on revenues of $7,954,000. This compares to net earnings of $509,000 ($0.10 per share) on revenues of $5,904,000 in the second quarter of fiscal 1995. For the six months ended December 31, 1995, net earnings were $1,640,000 ($0.28 per share) on revenues of $16,042,000. This compares with net earnings of $905,000 ($0.18 per share) on revenues of $11,350,000 for the same period last fiscal year. The Company issued an additional 1,000,000 shares of common stock during the second quarter of fiscal 1996. This increased the average shares outstanding for the second quarter by 667,000 shares to 6,155,000 shares, and the average outstanding shares for the year by 333,000 to 5,834,000.

Order bookings for the second quarter were $10,522,000 compared to $6,762,000 for the same period last fiscal year, a 56% increase. Year-to-date order bookings grew by 46% to $18,569,000 from $12,698,000 in last fiscal year. These increases are attributable to the addition of the Virgo Optics Division, increased demand in the international industrial market and the eV PRODUCTS Division, and additional contract R&D bookings.

Manufacturing gross margin for the quarter was $3,243,000 or 42% of revenues compared to $2,375,000 or 42% of revenues for the second quarter of fiscal 1995. Manufacturing gross margin year-to-date was $6,644,000 or 42% of revenues compared to $4,472,000 or 41% of revenues in fiscal 1995. The year-to-date increase reflects lower per unit operating costs associated with increased volume.

Selling, General and Administrative expenses for the quarter were $2,152,000 or 27% of revenues compared to $1,598,000 or 27% of revenues for last fiscal year's second quarter. Selling, General and Administrative expenses year-to-date were $4,283,000 or 27% of revenues compared to $3,070,000 or 27% of revenues in fiscal 1995. The increase in expense is attributable to higher compensation expense associated with the Company's world-wide profit driven bonus programs and expenses incurred at the Virgo Optics Division.

The Company's year-to-date effective income tax rate is 29% of pre-tax earnings as compared to 26% for the same period last year. The higher rate is due to the mix of earnings from domestic and foreign operations.


Liquidity and Capital Resources
-------------------------------

Cash increased during the first six months of fiscal 1996 by $7,489,000 due mainly to $10,940,000 in net proceeds from the October public stock offering and cash generated from operations of $552,000 being offset by $3,920,000 in capital expenditures.

The cash generated from operations was a result of net earnings before depreciation of $2,835,000 being offset mostly by the payment of compensation costs relating to the Company's fiscal 1995 world-wide profit-driven bonus programs, the payment of corporate income tax estimates, and increases in inventory and other net operating assets.

The capital expenditures focused on manufacturing facility expansion and process automation.

The current cash balance will be used for working capital needs, further capital expenditures, and possible acquisitions of complementary businesses, products or technologies.

In January, the Company entered into a letter of intent to acquire Lightning Optical Corporation. Consummation of the transaction is subject to customary conditions and execution of a definitive purchase agreement. Also in January, the Company's Japan subsidiary borrowed $761,000 from a Japanese Bank. Terms of this loan call for equal installments to be made over a sixteen month period with interest being paid at 2.125%.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

   On November 3, 1995, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were the election of two directors and the ratification of the selection of Alpern, Rosenthal & Company as auditors for the year ending June 30, 1996.

   Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 4,428,933. Following is a separate tabulation with respect to each director:

                              Votes For    Votes Withheld
                              ---------    --------------
      Peter W. Sognefest      4,433,065       11,932
      Francis J. Kramer       4,395,057       17,812

   The total number of votes cast for the ratification of the appointment of Alpern, Rosenthal & Company as auditors for the year ending June 30, 1996, was 4,428,933 with 4,418,949 votes for, 3,800 votes against and 6,184 votes abstaining.

   There were no broker non-votes on these two matters.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

      (a)  Exhibits.
           --------


          15.01 Accountant's acknowledgment letter dated
                February 12, 1996...........................Filed herewith.

          27.01 Financial Data Schedule.....................Filed herewith.

      (b)  Reports on Form 8-K.
           -------------------

                None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   II-VI INCORPORATED
                                   (Registrant)



Date:  February 12, 1996           By:               /s/ Carl J. Johnson
                                      ------------------------------------
                                                 Carl J. Johnson
                                      Chairman and Chief Executive Officer



Date:  February 12, 1996           By:               /s/ James Martinelli
                                      ------------------------------------
                                                James Martinelli
                                      Treasurer & Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.
-----------


     15.01  Accountant's acknowledgment letter dated
            February 12, 1996..............................Filed herewith.

     27.01  Financial Data Schedule........................Filed herewith.