Form 10-Q
period 1996-03-31
II-VI INC
filed 1996-05-07
CIK 820318

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-16195

                   II-VI INCORPORATED
(Exact name of registrant as specified in its charter.)

    PENNSYLVANIA                      25-1214948
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

375 Saxonburg Boulevard
  Saxonburg, PA 16056                      16056
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(412) 352-4455

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     At May 1, 1996, 6,304,578 shares of Common Stock, no par value, of the registrant were outstanding.






                 II-VI INCORPORATED AND SUBSIDIARIES
                 ___________________________________

                                 INDEX
                                 _____

                                                       Page No.
                                                       --------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements.

        Independent Accountants' Report . . . . . . . .    3

        Condensed Consolidated Balance Sheets -
        March 31, 1996, and June 30, 1995 . . . . . . .    4

        Condensed Consolidated Statements of Earnings -
        Three and nine months ended March 31, 1996
        and 1995. . . . . . . . . . . . . . . . . . . .    5

        Condensed Consolidated Statements of
        Shareholders' Equity - Three and nine months
        ended March 31, 1996. . . . . . . . . . . . . .    6

        Condensed Consolidated Statements of
        Cash Flows - Nine months ended March 31, 1996
        and 1995. . . . . . . . . . . . . . . . . . . .    7

        Notes to Condensed Consolidated
        Financial Statements. . . . . . . . . . . . . .    8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .   11



PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . .   12

[LOGO OF ALPERN, ROSENTHAL & COMPANY]
Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue .
Pittsburgh, Pennsylvania  15222-2413
(412) 281-2501  .  Fax (412) 471-1996

                    Independent Accountants' Report



[LOGO OF ALPERN, ROSENTHAL & COMPANY]
Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue .
Pittsburgh, Pennsylvania  15222-2413
(412) 281-2501  .  Fax (412) 471-1996



To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

     We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings, shareholders' equity and cash flows for the three and nine month periods ended March 31,1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Alpern, Rosenthal & Company

April 17, 1996

                       A Professional Corporation
- ----------------------------------------------------------------
Members American and Pennsylvania
Institutes of Certified Public Accountants
Accounting Firms Associated, inc.
Member Firms in Principal Cities

Irving P. Rosenthal, CPA              Deborah H. Wells, CPA
Michael H. Levin, CPA                 Fred M. Rock, CPA
Harvey A. Pollack, CPA                Sean M. Brennan, CPA
Fred J. Morelli, Jr., CPA             Alexander Paul, CPA
Edward F. Rockman, CPA                Michael E. Forgas, CPA
Emanuel V. DiNatale, CPA              Joel M. Rosenthal, CPA

                 PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements
________________________________________________
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except per share data)

                                   March 31, 1996      June 30, 1995
                                   ______________      _____________

ASSETS
Current Assets
  Cash and equivalents                 $ 8,233            $ 3,822
  Accounts receivable
    - less allowance for doubtful
    accounts of $253 in March 1996
    and $261 in June 1995                7,759              5,412
  Inventories                            5,116              4,165
  Deferred income taxes                    371                309
  Prepaid and other current assets         426                376
                                        ______             ______
    Total Current Assets                21,905             14,084

 Property, Plant and Equipment, net     14,696              9,892
 Goodwill, net                           2,207                  -
 Other Assets, net                       2,373                391
                                        ______             ______
                                       $41,181            $24,367
                                        ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                        $ 1,553            $     -
  Accounts payable - trade               1,045                835
  Accrued salaries, wages and bonuses    2,299              2,114
  Income taxes payable                     409                585
  Accrued profit sharing contribution      399                278
  Other current liabilities                786              1,027
  Current portion of long-term debt         23                373
                                        ______             ______
    Total Current Liabilities            6,514              5,212

Long Term Debt--less current portion       143              1,190

Deferred Income Taxes                    1,761                967

Commitments & Contingencies

Shareholder's Equity
  Preferred stock, no par value;
     authorized - 5,000,000 shares;
     unissued                                -                  -
  Common stock, no par value;
     authorized - 30,000,000 shares;
     issued - 6,689,018 shares at
     3/31/96 and 5,669,987 at
     6/30/95                            16,944              4,485
  Cumulative translation adjustment         71                (17)
  Retained Earnings                     16,509             13,660
                                       _______            _______
                                        33,524             18,128

Less treasury stock, at cost -
  384,440 shares at 3/31/96 and
  570,623 at 6/30/95.                      761              1,130
                                       _______            _______
                                        32,763             16,998
                                       _______            _______
                                       $41,181            $24,367
                                       =======            =======

[FN]
All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

- -See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                            Three Months Ended  Nine Months Ended
                                  March 31,          March 31,
                            __________________  _________________
                              1996      1995     1996     1995
                             ______    ______   ______   ______
Revenues
Net Sales:
  Domestic                   $5,421    $4,407   $13,734  $ 9,470
  International               4,233     3,248    11,595    9,016
                             ______    ______   _______   ______
                              9,654     7,655    25,329   18,486
Contract research and
     development                418       373       785      892
                             ______    ______    ______   ______
                             10,072     8,028    26,114   19,378
                             ______    ______    ______   ______


Costs, Expenses &
             Other Income
Cost of goods sold            5,481     4,663    14,512   11,022
Contract research and
     development                284       261       548      712
Internal research and
     development                154        85       440      337
Selling, general and
     administrative expenses  2,610     1,989     6,893    5,059
Interest and other expense
     - net                      (83)      (62)     (206)     (66)
                             ______    ______    ______   ______
                              8,446     6,936    22,187   17,064
                             ______    ______    ______   ______


Earnings Before Income Taxes  1,626     1,092     3,927    2,314

Income Tax Expense              417       312     1,078      629
                             ______    ______    ______   ______

Net Earnings                 $1,209    $  780    $2,849   $1,685
                             ======    ======    ======   ======

Earnings Per Share           $ 0.18    $ 0.15    $ 0.47   $ 0.32
                             ======    ======    ======   ======

[FN]
All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

- -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                         Common Stock  Cumulative              Treasury Stock
                        _____________ Translation   Retained  ________________
                        Shares Amount  Adjustment   Earnings  Shares  Amount   Total
                        ______ ______  __________   ________  ______  ________ _______

Balance--July 1, 1995   5,670  $ 4,485  $  (17)     $ 13,660   (571)  $(1,130) $16,998
 Shares issued under
  stock option plan        15       51       -             -       -        -       51
 Net earnings
  for the quarter           -        -       -           806       -        -      806
 Translation
     adjustment             -        -      61             -       -        -       61
                        _____  _______  _______     ________  ______  ________ _______
 Balance--
  September 30, 1995    5,685  $ 4,536  $   44      $ 14,466   (571)  $(1,130) $17,916
Shares issued under
  stock option plan         1        6       -             -       -        -        6
 Shares issued under
  second offering       1,000   10,940       -             -       -        -   10,940
 Net earnings
  for the quarter           -        -       -           834       -        -      834
 Translation
     adjustment             -        -      14             -       -        -       14
                        _____  _______  _______     ________  ______  ________ _______
Balance--
 December 31, 1995      6,686  $15,482  $   58      $ 15,300   (571)  $(1,130) $29,710
Shares issued for
 purchase of
 Lightning Optical          -    1,469       -             -    187       369    1,838
Shares issued under
 second offering            -      (11)      -             -      -         -      (11)
Shares issued under
 stock option plan          3        4       -             -      -         -        4
Net earnings for the
 quarter                    -        -       -         1,209      -         -    1,209
Translation adjustment      -        -      13             -      -         -       13
                        _____  _______  _______     ________  ______  ________ _______
Balance--
 March 31, 1996         6,689  $16,944  $   71      $ 16,509    (384) $  (761) $32,763
                        =====  =======  =======     ========  ======  ======== =======

All share data reflects the two-for-one stock split which was effected as of the close of business September 6, 1995.

- -See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                              Nine Months Ended
                                                  March 31 ,
                                             ___________________
                                              1996        1995
                                             _______     _______
Cash Flows from Operating Activities
  Net Earnings                               $ 2,849     $ 1,685
  Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
    Depreciation and amortization              1,801       1,519
    Loss on sale of assets                         -          17
    (Gain) on foreign currency
      transactions                                (4)        (19)
    Deferred income taxes                        (16)        172
Increase (decrease) in cash
from changes in:
  Accounts receivable                         (1,471)     (1,187)
  Inventories                                   (910)       (219)
  Accounts payable                               353         125
  Accrued salaries, wages and bonuses           (277)        589
  Accrued profit sharing contribution             21         105
  Income taxes payable                          (344)        125
  Other operating net assets                    (483)        122
                                             _______     _______
Net cash provided by
operating activities                           1,519       3,034
                                             _______     _______

Cash Flows from Investing Activities
  Additions to property and equipment         (5,194)     (1,332)
  Payment for purchase of Virgo Optics,
  net of cash acquired                             -      (2,353)
  Payment for purchase of Lightning Optical,
  net of cash acquired                        (1,989)          -
  Additions to other assets                        -         (69)
                                             _______     _______
  Net cash used in investing activities       (7,183)     (3,754)
                                             _______     _______

Cash Flows from Financing Activities
  Net change in notes payable                   (519)      1,521
  Proceeds from long-term borrowings               -         108
  Payments on long-term borrowings              (396)       (275)
  Proceeds from sale of common stock          10,990          85
  Purchase of treasury stock                       -         (31)
                                             _______     _______
  Net cash provided by financing
  activities                                  10,075       1,408
                                             _______     _______

Net increase in cash and equivalents           4,411         688

Cash and Equivalents at
Beginning of period                            3,822       1,734
                                             _______     _______
Cash and Equivalents at
End of period                                $ 8,233     $ 2,422
                                             =======     =======

[FN]

- -See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note A - Basis of Presentation
         _____________________

     The condensed consolidated financial statements for the three and nine month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's Annual Report as filed as an exhibit to the Company's Form 10-K Annual Report dated
October 3, 1995 filed with the Securities and Exchange Commission. The consolidated results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Inventories ($000)
         _________________

     The components of inventories are as follows:

                               March 31,           June 30,
                                 1996                1995
                             ___________          _________
       Raw Materials         $  2,054             $  1,750
       Work in Progress         1,342                1,348
       Finished Goods           1,720                1,067

                             ___________          _________
                             $  5,116             $  4,165
                             ===========          =========

Note C - Property, Plant and Equipment ($000)
         ____________________________________

     Property, plant and equipment consist of the following:

                                       March 31,     June 30,
                                         1996          1995
                                       _________     _______
     Land and land improvements        $   502       $   307
     Buildings and improvements          7,088         4,258
     Machinery and equipment            21,788        17,486
                                       _________     _______
                                        29,378       $22,051
     Less accumulated depreciation      14,682        12,159
                                       ________      _______
                                       $14,696       $ 9,892
                                       ========      =======

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note D - Stock Split
         ___________

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


Note E - Stock Offering
         ______________

     On October 20, 1995, a registration statement on Form S-3 covering the public offering of 1,000,000 shares was declared effective by the Securities and Exchange Commission, with the shares sold to the public at $12.00 per share.


Note F - Note Payable
         ____________

     On January 9, 1996 the Company's Japan subsidiary borrowed
$761,000 from a Japanese bank. The debt is payable in equal installments over a sixteen month period. The current interest rate at March 31, 1996 is 2.125%.


Note G - Acquisition
         ___________

     On February 22, 1996 the Company acquired 100% of the outstanding capital stock of Lightning Optical Corporation. The purchase price consisted of cash and 186,183 shares of II-VI Incorporated common stock. These shares were valued at $9.875 at the time of purchase. The allocation of the purchase price was as follows:

        Accounts receivable                $  1,125,000
        Inventory                               227,000
        Property, Plant & Equipment           1,381,000
        Goodwill                              2,219,000
        Other intangible assets               2,000,000
        Other assets                             48,000
                                            ___________

                                              7,000,000
        Current liabilities                  (2,059,000)
        Long-term debt                         (320,000)
        Other long-term liabilities            (794,000)
                                            ___________

        Purchase price,
           net of cash acquired            $  3,827,000
                                            ===========

     The following pro forma financial information is based upon the historical financial statements of the Registrant and Lightning Optical Corporation, adjusted to give effect to the acquisition of 100% of the outstanding capital stock of Lightning Optical. This information assumes that such events occurred on the first day of the Registrant's 1995 fiscal year (July 1, 1994).

                                 Nine Months Ended
                                      March 31,
                            _________________________
                                  1996         1995
                                  ____         ____

        Revenues             $   30,125   $   23,209
        Net Earnings              3,454        1,984
        Earnings Per Share         0.55         0.37

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        _________________________________________________
        CONDITION AND RESULTS OF OPERATIONS
        ___________________________________

Results of Operations
_____________________

     Net earnings for the third fiscal quarter of 1996, ended March 31, 1996, were $1,209,000 ($0.18 per share) on revenues of $10,072,000. This compares to net earnings of $780,000 ($0.15 per share) on revenues of $8,028,000 in the third quarter of fiscal 1995. For the nine months ended March 31, 1996, net earnings were $2,849,000 ($0.47 per share) on revenues of $26,114,000. This compares with net earnings of $1,685,000 ($0.32 per share) on revenues of $19,378,000 for the same period last fiscal year.

     The increase in the quarter's net earnings is primarily due to improved revenues in all of the Company's markets. The year-to-date increase in earnings is attributable to the acquisition of Virgo Optics on December 29, 1994, improved gross margins due to lower per unit operating costs, and increased international demand for the Company's products.

     Order bookings for the third quarter were $11,288,000 compared to $8,011,000 for the same period last fiscal year, an increase of 41%. This increase is attributable to a $2.3 million DARPA R&D contract awarded during the quarter, the addition of Lightning Optical Corporation and increased activity in the domestic military market. Year-to-date order bookings increased by 44% to $29,857,000 from $20,709,000 in last fiscal year. This improvement is attributable mainly to the addition of the Virgo Optics and Lightning Optical divisions, the DARPA R&D contract, and increased demand in the international and domestic industrial market.

     Manufacturing gross margin for the quarter was $4,173,000 or 43% of revenues compared to $2,992,000 or 39% of revenues for the third quarter of fiscal 1995. Manufacturing gross margin year-to-date was $10,817,000 or 43% of revenues compared to $7,464,000 or 40% of revenues in fiscal 1995. The increase in gross margin percentage for the quarter and year-to-date reflects lower per unit operating costs associated with increased volume.

     Selling, General and Administrative expenses for the quarter were $2,610,000 or 26% of revenues compared to $1,989,000 or 25% of revenues for last fiscal year's third quarter. Selling, General and Administrative expenses year-to-date were $6,893,000 or 26% of revenues compared to $5,059,000 or 26% of revenues in fiscal 1995. The increase in expense for the quarter and year-to-date is attributable to higher compensation expense associated with the Company's world-wide profit driven bonus programs and expenses incurred at the Virgo Optics and Lightning Optical Divisions.

     The Company's year-to-date effective income tax rate is 27%, the same as last fiscal year's first nine month period.


Liquidity and Capital Resources
_______________________________

     Cash increased during the first nine months of fiscal 1996 by $4,411,000 due primarily to $10,990,000 in net proceeds from the October public stock offering and cash generated from operations of $1,519,000 being offset by $5,194,000 in capital expenditures, the purchase of Lightning Optical Corporation, and the payoff of loans acquired as part of Lightning Optical Corporation purchase.

     The capital expenditures focused on manufacturing facility expansion and process automation.

     The cash generated from operations was a result of net earnings before depreciation of $4,650,000 being offset mostly by increased accounts receivable and inventory levels required by the increased sales volume.

     The purchase of Lightning Optical Corporation resulted in goodwill being recorded of $2,219,000. The recoverability of this goodwill is based on the projection of future cash flows.

     The current cash balance will be used for working capital needs, further capital expenditures, and possible acquisitions of complementary businesses, products or technologies.


                     PART II - OTHER INFORMATION
                     ___________________________


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
_______  _________________________________

(a)  Exhibits.
     _________


     10.01  First Amendment to the II-VI Incorporated
            Amended and Restated Employees' Stock
            Purchase Plan. . . . . . . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            May 3, 1996. . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule  . . . . Filed herewith.

(b)  Reports on Form 8-K.
     ____________________

            On March 7, 1996, the Registrant filed a Report on
Form 8-K for the event dated February 22, 1996, covering
Items 2 and 7 thereof.
                               12
                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            II-VI INCORPORATED
                            Registrant


May 6, 1996                 By:  /s/ Carl J. Johnson
Date                            ____________________________________
                                Carl J. Johnson
                                Chairman and Chief Executive Officer


May 6, 1996                 By:  /s/ James Martinelli
Date                            ___________________________________
                                James Martinelli
                                Treasurer & Chief Financial Officer


                           EXHIBIT INDEX
                           _____________

Exhibit No.
___________


  10.01  First Amendment to the II-VI Incorporated
         Amended and Restated Employees' Stock
         Purchase Plan................................Filed herewith.

  15.01  Accountant's acknowledgment letter dated
         May 3, 1996..................................Filed herewith.

  27.01  Financial Data Schedule......................Filed herewith.


                               14