Form 10-K
period 1996-06-30
II-VI INC
filed 1996-09-24
CIK 820318

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
        for the fiscal year ended June 30, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ________________.

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

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 10, 1996, was approximately $88,598,398, based on the closing sale price reported on NASDAQ/NMS for September 10, 1996. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 10, 1996, was 6,331,738.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 1996 Annual Meeting of
Shareholders are incorporated by reference into Part III hereof.

PART I
ITEM 1.  BUSINESS

Introduction

II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. The Company's executive offices and manufacturing facilities are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Its telephone number is 412-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated, its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Inc., II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., II-VI Virgo Incorporated, II-VI Lightning Optical Incorporated, II-VI Optics (Suzhou) Co. Ltd., and II-VI U.K. Limited, as a consolidated operation. eV PRODUCTS operates as a division of II-VI Incorporated.
  The Company's name is pronounced "Two-Six Incorporated."

II-VI Incorporated designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible-light and x-ray/gamma-ray instruments and applications. The Company's infrared products are used in high-power CO2 (carbon dioxide) lasers for industrial processing and for commercial and military sensing systems. The Company's near-infrared and visible-light products are used in industrial, scientific and medical instruments and solid-state YAG (yttrium aluminum garnet) lasers. Frequency-doubling and single-crystal substrate materials produced by the Company are utilized as building blocks in the emerging blue-light laser market segment. II-VI also is developing and marketing solid-state x-ray and gamma-ray products for the nuclear radiation detection industry. The majority of the Company's revenues are attributable to the sale of optical parts and components for the laser processing industry.

Information Regarding Market Segments and Foreign Operations

The Company's business comprises one segment, the design, manufacturer and marketing of optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible-light and x-ray/gamma-ray instruments and applications.

Financial data regarding the Company's revenues, results of operation and export sales for the Company's last three fiscal years is set forth in, and incorporated herein by reference to, the Company's Consolidated Statements of Earnings on page 17 of the II-VI Incorporated 1996 Annual Report (the "Annual Report") and Note J to the Company's Consolidated Financial Statements on page 25 of the Annual Report.

Industrial Processing Background

Applications for laser processing are increasing worldwide as manufacturers seek solutions to increasing demands for quality, precision, speed, throughput, flexibility, automation and cost control. High-power CO2 and YAG lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat-treating and marking applications. For example, automobile manufacturers use lasers to facilitate rapid product changeovers, process simplification, efficient sequencing and computer control on high-throughput production lines. Manufacturers of recreational vehicles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexible, high-consistency, reduced post-processing, lower-cost operations. For office furniture producers, lasers provide easily reconfigurable, low-distortion, low-cost prototyping and production capability that facilitates semi-custom manufacturing of customer-specified designs. On high-speed consumer product processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO2 and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece. To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of 47,000 to 52,000 industrial YAG and CO2 lasers, based on recent industry trade reports. The average lifetime for industrial laser optical elements is estimated to be 1,000 to 4,000 hours.

Products

The Company's products include infrared, near infrared, visible and x-ray materials, optics and electro-optic components used in high power industrial lasers, medical, scientific and military lasers, and sensors. The Company believes that its leading edge quality, delivery and customer service enhance its reputation as the supplier of choice for
high power and technically advanced laser optics and components.   The
majority of the Company's revenues are attributable to the sale of optical devices and components for the laser processing industry.

Infrared Optics and Materials

Reliable operation of high power (1 to 20 kW) CO2 infrared lasers requires high quality, low absorption optical elements. The CO2 laser emits infrared energy at a wavelength of 10.6 micrometers, a wavelength which is optimal for many industrial processes such as the cutting, welding, drilling and heat treating of various materials such as steel and other metals or alloys, plastics, wood, paper, cardboard, ceramics and numerous composites. This wavelength is also desirable for certain types of medical surgery and for various surveillance and sensing systems that must penetrate adverse atmospheric conditions.

The Company is a broad line supplier of virtually all of the optics and optical elements used in CO2 lasers and laser systems. The Company supplies a family of standard and custom transmissive, reflective and precision diamond turned optical elements to high power CO2 resonator manufacturers, CO2 laser system manufacturers and to the aftermarket as replacement parts. Transmissive optical elements manufactured by the Company are predominately made from Zinc Selenide produced in-house. The Company is one of the two dominant manufacturers in the world of this optical material. The Company's Zinc Selenide capability and its low absorbing, thin film coating technology have earned II-VI a reputation as the quality leader worldwide in this marketplace. The majority of II-VI's business is derived from the CO2 laser optics market.

The Company provides replacement optics and refurbishing services to users of industrial CO2 lasers. The Company sells its infrared replacement optics with a 24-hour shipment guarantee under the trade name of INFRAREADY optics. Consumable items such as focusing lenses and output couplers are cost effectively refurbished for the Company's aftermarket customers. The aftermarket portion of the Company's business is growing rapidly as industrial laser applications proliferate worldwide.

The Company supplies Cadmium Zinc Telluride substrates primarily to U.S. military and NATO defense suppliers under the trade name EPIReady.
These substrates are subsequently processed by the Company's customers into infrared detectors using epitaxial crystal growth and device fabrication techniques. The Company supplies Zinc Sulfide in the form of domes and windows to military suppliers for Forward Looking Infrared systems worldwide.

A portion of the Company's infrared imaging business involves development programs funded by DARPA/DOD and other governmental agencies.

YAG Laser Components

The power levels available from YAG lasers (1 to 3 kW) are increasing while the costs of such lasers are decreasing. These trends are making YAG laser processing more attractive in such high-power YAG applications as the welding of airbag sensors and inflators. Low-power YAG applications include the high speed micro-welding of multi-blade shaving razor assemblies, the welding of heart pacemakers, the precision trimming of component values in electronic assemblies, and marking or labeling of integrated circuits. The capability to deliver the 1.06 micrometer YAG laser wavelength over flexible, low loss optical fibers has enhanced YAG laser deployment in many applications where complex shapes require versatile beam delivery geometries. A YAG laser requires the same type of optical elements as the CO2 laser except that they are made of different materials to operate at the YAG laser near infrared wavelength of 1.06 micrometers.

The Company supplies a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. The YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Included in the Company's products are refurbished YAG rods sold to the Company's aftermarket customers. The Company offers waveplates, polarizers, lenses, prisms, and mirrors for visible and near infrared applications. These products control and alter the visible and near infrared energy and its polarization. The Company offers cavities for use in flash lamp pumped lasers. These cavities are made of a samarium doped glass which improves the laser performance.

Nuclear Radiation Detectors

The nuclear detection market has important applications in the industrial gauging, environmental monitoring, power generation, nuclear safeguards, weapons research and disarmament, nuclear non-proliferation, health physics and medical imaging fields. Solid-state Cadmium Zinc Telluride nuclear radiation detectors are attractive because of their reduced size, longer life and lower voltage requirements as compared to the historically used scintillator/photomultiplier devices. The Company's eV PRODUCTS division designs and manufactures Cadmium Zinc Telluride, room temperature, nuclear radiation detectors combined with custom designed low noise front-end electronics. The Company believes it has become the leader in room temperature, direct conversion nuclear radiation detectors.

Frequency Doubling and Blue Emitter Materials

For over a decade, researchers in university, government and industry laboratories have been seeking routes to the fabrication of reliable, solid-state blue light emitters and lasers. Blue light sources are expected to be used in such applications as optical data storage, telecommunications, graphic displays and high density printers. The Company supplies frequency doubling materials which are being used in emerging laser based systems for blue light generation. The Company produces Potassium Niobate based microlaser assemblies which are used by customers to frequency double other light sources, thus producing up to 30 mW of blue light or 50 mW of green light. The Company also produces single crystal Zinc Selenide, a high quality substrate which is being used by customers in the development of blue light lasers.

Fluoride Materials

Nd:YLF (neodymium doped yttrium lithium fluoride) displays exceptional qualities as a laser material for solid state lasers. The crystal offers high power laser operation at 1.047 micrometers and 1.053 micrometers with low beam divergence leading to good Q-switched and single mode laser operation. Nd:YLF is used in both flashlamp pumped and diode pumped solid state lasers. Due to high lasing efficiency, Nd:YLF lasers are suitable for use on the manufacturing floor for scribing, trimming and cutting of semiconductor materials.

Nd:YLF also lases at 1.313 micrometers. That, along with the 1.047 micrometer wavelength have attractive applications for use in cable television and other telecommunication applications which require devises with high data rates.

Customers and Markets

Industrial

The Company's customers include leading industrial OEMs and system manufacturers worldwide in the CO2 and YAG laser machine tool industry. The Company has focused its marketing efforts on the growing high power segments of the laser components marketplace.

High power CO2 resonators manufactured by the Company's customers are installed on systems that are used for cutting, drilling and marking of materials and for welding and heat treating of metals. The Company also sells optics and components to laser end users which require replacement optics, such as focusing lenses and beam steering mirrors. Users of industrial lasers include a broad range of industries and applications, such as automotive, electrical equipment, packaging, building products, office furniture, garment, airframe or aerospace, consumer electronics, tooling and machinery.

Low power, sealed CO2 lasers are utilized for small parts manufacturing, engraving and serialization of products. These small, lightweight, low-cost systems are flexible and provide rapid response for a number of light manufacturing applications. Manufacturers of these laser sources are high volume optics customers of the Company.

The Company's YAG component customers' systems are used for marking, scribing, microwelding and precision trimming. A broad range of industries use YAG systems, including medical devices, consumer products, automotive and semiconductors. The Company offers YAG customers both the YAG rod supply capability and the necessary optics for a complete laser system.

The Company's customers are developing products incorporating fluoride materials for use in telecommunications, material processing, and environmental monitoring.

The Company is using its close working relationships with its industrial CO2 customers worldwide to increase its YAG component supply market share, since both products are needed by many of the same customers.

Scientific and Military

The scientific, research and new product development areas of the electro-optics device market are creating many opportunities for the visible, near-infrared and infrared optics and materials produced by the Company. The Company provides high end, high specification components to this group of customers which include products such as aspheric optics, prisms, parabolic reflectors and focusing element assemblies. The Company provides specialty optics and components to instrument manufacturers. II-VI's products are integrated into spectrophotometers, interferometers and distance measuring instruments; scanning mirrors for high resolution color printing; and focusing assemblies for infrared cameras. Quick response, short lead times and high quality engineering support are cornerstones of the Company's pursuit of these markets.

U.S. and NATO allies are pursuing defense strategies based upon stringent budgets to improve the effectiveness of military systems through electronics upgrades, including infrared imaging systems. The Company supplies materials and optics to manufacturers of infrared sensing systems.

Sales and Distribution

The Company markets its products in the United States through its direct sales force; in Japan through its subsidiary, II-VI Japan Incorporated; in certain Southeast Asian markets through its subsidiary, II-VI Singapore Pte. Ltd.; and in the United Kingdom through its subsidiary, II-VI U.K. Limited. For the remainder of Europe, sales are effected through distributors, and sales throughout the rest of the world are made through manufacturers' representatives. The Company's products are sold to over 3,000 customers throughout the world. The Company's principal international markets are Germany and Japan.

Manufacturing Processes

Infrared and Visible Optics

The manufacturing processes for optics include a number of low-cost, automated, high-precision processes that have been developed and documented at the Company's manufacturing sites in Pennsylvania, Florida and Singapore. Manufacturing steps for the majority of the Company's optical products include:

Grinding and Polishing. The Company rigorously tests starting materials in the optics fabrication process to assure conformity to specifications for absorption, clarity, stress and purity. The manufacturing sequence typically involves grinding a part to the desired curvature and precision polishing the optic to the desired high-quality surface shape and finish. The Company has developed specialized processes for fabricating visible, YAG, near-infrared and infrared optics. The Company has state-of-the-art, numerically controlled generating and grinding equipment and automated Synchrospeed optical polishing apparatus.

Diamond Turning. The Company's diamond turning of metal mirrors involves state-of-the-art equipment for fly cutting of flat metal reflectors and turning of contoured spherical or aspherical shapes. The ability to produce spherical and aspherical diffraction-free surfaces, due to a proprietary real-time feedback test system, provides the highest-quality high-power-handling copper reflecting mirrors available in the industry. The Company is currently investing in expansion of this manufacturing unit's capacity as the demand for these products has grown rapidly during the last few years.

Thin-Film Coating. Multilayer, thin-film, visible-light and infrared coatings are produced by evaporating precisely controlled thicknesses of various substances from microprocessor-controlled thermal or electron-beam sources onto optical surfaces in custom-built vacuum chambers. The know-how to control such process variables as time, pressure, gas flow and temperature are critical to achieving low-absorption, high-adhesion and properly transmitting thin films. Production of zero-defect coatings is a part of the proprietary knowledge of II-VI.

Materials

II-VI is a materials-based company. Processes used to produce these materials require long development periods, are capital intensive and involve precision process control. Yields are raised from minimal to acceptable as know-how and process-consistency techniques are developed.

The Company's infrared components and materials primarily are made from compounds composed of elements from Groups II and VI of the Periodic Table of the Elements ("II-VI Compounds"). II-VI Compounds, a class of non-hygroscopic (do not absorb water) materials, are leading infrared transmitting materials. Their high infrared transmission efficiency, the key property needed for high-power infrared laser optics, is a result of low infrared absorption. Infrared absorption is low due to the type of bonding that exists within a II-VI crystalline structure and due to the relatively high molecular weights of the most useful II-VI Compounds. The Group II elements used by the Company are Zinc, Cadmium and Mercury, and the Group VI elements used are Sulfur, Selenium and Tellurium.

Materials manufactured by the Company include:

Zinc Selenide. The Company manufactures fine-grained polycrystalline Zinc Selenide by a proprietary chemical vapor deposition process. II-VI is one of two dominant manufacturers of this material in the world and has earned the reputation for producing the lowest-absorbing laser-grade Zinc Selenide. The process involves high-temperature disassociation of Hydrogen Selenide gas and a gas phase reaction with zinc vapor. Solid Zinc Selenide is deposited on graphite mandrels at high temperatures, forming sheets of the material. Zinc Selenide is the principal material used in the Company's CO2 laser optics. All material is polished, inspected and laser-tested for defects.

Zinc Sulfide. The chemical vapor deposition process is also utilized to manufacture fine-grained polycrystalline Zinc Sulfide. Some Zinc Sulfide is further processed to form Multispectral Zinc Sulfide. The Multispectral Zinc Sulfide is highly transmissive from the ultraviolet to the middle infrared wave lengths, making it the material of choice for tank windows, for example, through which humans, laser range-finders and guidance systems identify targets.

Cadmium Zinc Telluride Substrates. II-VI utilizes vertical and horizontal Bridgman processes to grow its Cadmium Zinc Telluride single-crystal substrate materials. The Bridgman processes involve direct solidification from a liquid melt with closely controlled unidirectional freezing in either a vertical or horizontal configuration. The substrates are mined from thoroughly tested Cadmium Zinc Telluride ingots utilizing precision crystal-orientation techniques followed by a sequence of surface lapping and semiautomated diamond sawing. Wafers are precision sized, then surfaced through a series of critical polishing and chemical etching steps.

Cadmium Zinc Telluride for Nuclear Radiation Detectors. The high-pressure vertical Bridgman process is used to grow Cadmium Zinc Telluride for nuclear radiation detectors. This proprietary process produces critical materials which, when mated to hybrid front-end electronics built by the Company, are sold to industrial gauging and other equipment manufacturers. The high-pressure Bridgman process yields products that are cost-competitive with scintillator/photomultiplier devices.

YAG Materials. Neodymium-doped YAG, solid-state laser gain materials are manufactured at the Company's Florida operations. The Company's precision process control and know-how result in consistent YAG rod products which are in high demand. The Company expects to have additional capacity for this material on-line within the next several months.

YLF and LiSAF Materials. Neodymium-doped YLF and chromium-doped LiSAF solid-state laser gain materials are manufactured at the Company's Florida operations. The Company utilizes a top-seeded Czochralski technique with precision computer-aided diameter control techniques to produce the high-quality YLF and LiSAF crystals required for the high-demand laser rod products. The Company is the industry leader in the LiSAF market and competes in the YLF rod and slab business on price, quality and delivery.

Potassium Niobate and Single Crystal Zinc Selenide. The Company's material science expertise has developed frequency-doubling Potassium Niobate in conjunction with an international laboratory. This frequency-doubling material, when coupled with a laser gain material and a laser pump, can be used to generate blue, green or red light. Using this material, the Company offers monolithic laser assemblies to OEMs that are pursuing blue and green laser markets. Through another proprietary process the Company is producing single-crystal Zinc Selenide, which is used as a substrate in the production of blue-light emitters and lasers.

Sources of Supply

The major raw materials used by the Company are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. The Company produces all of its Zinc Selenide and Zinc Sulfide requirements internally, although small quantities of Zinc Selenide and Zinc Sulfide may be purchased from outside vendors from time to time. The Company also purchases Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. The Company purchases Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two suppliers for all of the above materials except for Zinc Selenide and Hydrogen Selenide (excluding the Company) and Thorium Fluoride, for each of which there is only one proven source of merchant supply. For most materials, the Company has entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

The continued high quality of these raw materials is critical to the stability of the Company's manufacturing yields. The Company conducts testing of materials at the onset of the production process to meet evolving customer requirements. Additional research may be needed to better define future starting material specifications. The Company has not experienced significant production delays due to shortages of materials. However, the Company does occasionally experience problems associated with vendor-supplied materials that do not meet contract specifications for quality or purity. A significant failure of the Company's suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on the Company's results of operations.

Environmental, Health and Safety Matters

II-VI uses or generates certain hazardous substances in its research and manufacturing facilities. The Company believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company annually conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential exposure problems have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent.
The Company does not carry environmental impairment insurance.

Relative to its generation and use of the extremely hazardous substance Hydrogen Selenide, the Company has in place a government-approved emergency response plan. Special attention has been paid to all procedures pertaining to this gaseous material to minimize the chances of its accidental release to the atmosphere.

With respect to the use, storage and disposal of the low-level radioactive material Thorium Fluoride, the Company's facilities and procedures have been recently inspected and approved by the Nuclear Regulatory Commission. This material is utilized in the Company's thin-film coatings. All Thorium Fluoride bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Barnwell, South Carolina.

The generation, use, collection, storage and disposal of all other hazardous by-products, such as suspended solids containing heavy metals or airborne particulates, are believed by the Company to be in material compliance with regulations. Management believes that all of the permits and licenses required for operation of the Company's business are in place. Although the Company is not aware of any material environmental, safety or health problems in its properties or processes, there can be no assurance that problems will not develop in the future which would have a materially adverse effect on the Company.

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

Company research and development activities focus on developing new proprietary products or on understanding, improving and automating crystal growth, low-damage fabrication or optical thin-film coating technologies. The Company performs commercial prototype and engineering work for customers and, in addition, participates in various government and university research and development consortia. The Company maintains an engineering, research and development staff of seventy. Forty-five of the Company's employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

The Company is primarily engaged in ongoing research and development in the following areas: Zinc Selenide optical material production; vertical and horizontal Bridgman Cadmium Zinc Telluride crystal growth and substrate manufacturing; Zinc Selenide single-crystal growth and substrate production; high-pressure Bridgman Cadmium Zinc Telluride crystal growth and radiation detector manufacturing; YAG crystal production; YLF and other fluorides production; Potassium Niobate crystal growth; automated, deterministic optical fabrication methods; optical thin-film processes and products; and microlaser assemblies based on various combinations of YAG or yttrium vanadate gain materials with frequency-doubling materials.

Company-funded research and development and contract research expenditures totaled approximately $1.3 million, $1.4 million and $1.7 million during fiscal 1994, 1995 and 1996, respectively. Contract research revenues during those respective years totaled approximately $1.6 million, $1.2 million and $1.7 million. The Company has been active in various research and development programs, including the Pennsylvania Ben Franklin Partnership program, the Federal Small Business Innovation Research programs of primarily the Department of Defense agencies and a DARPA-sponsored industry team program focused on infrared materials producibility.

Competition

The Company believes that it is a leading producer of products and services in its addressed markets. In the area of high-power CO2 laser optics and materials, II-VI believes it supplies over half of the world market. The Company is a leading supplier of Cadmium Zinc Telluride substrates used for infrared imaging arrays, and believes that it is the only supplier of Cadmium Telluride electro-optic modulators to U.S. and NATO defense contractors. The Company is a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, medical and industrial laser manufacturers.

The Company competes on the basis of product quality, quick delivery, strong technical support and pricing. Management believes that the Company competes favorably with respect to these factors and that its vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

II-VI has a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The significant competitor of the Company in the production of Zinc Selenide is Morton International's Advanced Materials Division. The competitors producing infrared and CO2 laser optics include Laser Power Optics and Coherent in the United States and Sumitomo in Japan. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and the Crystal Products Group of Union Carbide. The Company is not aware of any currently significant competitors for its Cadmium Zinc Telluride radiation detector product line.

In addition to competitors who manufacture products similar to those of the Company, there are other technologies or materials that may compete with the Company's products. The markets for the nuclear radiation detector and the frequency doubling and blue emitter materials are in their infancy and could be affected by competing technologies.

Order Backlog

Order backlog increased 87% to $12.9 million at June 30, 1996 from $6.9 million at June 30, 1995. Manufacturing orders comprise 82% of the backlog at June 30, 1996, compared to 96% of backlog at June 30, 1995. All of the manufacturing order backlog at June 30, 1996 is expected to be shipped in fiscal 1997. The increase in contract research and development backlog is a result of a $2.3 million, two-year DARPA contract award.

Employees

As of June 30, 1996, the Company employed 415 persons worldwide. Of these employees, 70 are engaged in research, development and engineering, 253 in direct production and the balance in sales and marketing, administration, finance and support services. The Company's production staff includes highly skilled optical craftsmen. None of the Company's employees is covered by a collective bargaining agreement, and the Company has never experienced any work stoppages. The Company has a long standing policy of encouraging active employee participation in selected areas of operations management. The Company believes its relations with its employees to be good. The Company rewards its employees with incentive compensation based on achievement of performance goals.

Patents, Trade Secrets And Trademarks

II-VI relies on its trade secrets and proprietary know-how to develop and maintain its competitive position. The Company has not pursued process patents due to the disclosures required in the patent process and the relative difficulties in successfully litigating process-type patents. The Company has confidentiality and noncompetition agreements with its executive officers and certain other personnel.

The processes and specialized equipment utilized in crystal growth, infrared materials fabrication and infrared optical coatings as developed at the Company are complex and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology or that all aspects of the Company's proprietary technology will be protected. Others have obtained patents covering a variety of infrared optical configurations and processes, and others could obtain patents covering technology similar to the Company's. The Company may be required to obtain licenses under such patents, and there can be no assurance that the Company would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted which may adversely affect the Company. In addition, Company research and development contracts with agencies of the United States Government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled.

The Company holds four registered trademarks: the II-VI INCORPORATED( name; INFRAREADY OPTICS( for replacement optics for industrial CO2 lasers; EPIREADY( for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS( for products manufactured by the Company's eV PRODUCTS division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. The Company is not aware of any interference or opposition to these trademarks in any jurisdiction.

Risk Factors

Environmental Concerns

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of environmentally hazardous materials. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future. There can be no assurance that any such change will not have a material adverse effect on the Company. The Company manufactures and utilizes Hydrogen Selenide gas, an extremely hazardous material, in the production of Zinc Selenide. In its processes, the Company also generates waste containing Thorium Fluoride, a low-level radioactive material, and other hazardous by-products such as suspended solids containing heavy metals and airborne particulates. The Company has made and continues to make substantial investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of such extremely hazardous and hazardous materials. The failure to properly handle such materials, however, could lead to harmful exposure to employees or to discharge of certain hazardous waste materials, and, since the Company does not carry environmental impairment insurance, to a material adverse effect on the financial condition or results of operations of the Company. Although the Company has not encountered material environmental problems in its properties or processes to date, there can be no assurance that problems will not develop in the future which would have a material adverse effect on the business, results of operations or financial condition of the Company.

Manufacturing and Sources of Supply

The Company utilizes high quality, optical grade Zinc Selenide in the production of a majority of its products. The Company is a leading producer of Zinc Selenide for its internal use and for external sale. The production of Zinc Selenide is a complex process requiring production in a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect the Company's ability to achieve acceptable manufacturing yields of high quality Zinc Selenide. Zinc Selenide is available from only one outside source and quantity and qualities may be limited. The unavailability of necessary amounts of high quality Zinc Selenide would have a material adverse effect upon the Company. In addition, in fiscal 1992 and 1993, the Company experienced fluctuations in its manufacturing yields which affected the Company's results of operations. There can be no assurance that the Company will not experience manufacturing yield inefficiencies which could have a material adverse effect on the business, results of operations or financial condition of the Company.

The Company produces the Hydrogen Selenide gas used in its production of Zinc Selenide. There are risks inherent in the production and handling of such material. The inability of the Company to effectively handle Hydrogen Selenide could result in the Company being required to curtail its production of Hydrogen Selenide. Hydrogen Selenide can be obtained from one source, and the Company has previously purchased and, to supplement its internal production, currently purchases such material from this source. The cost of purchasing such material is significantly greater than the cost of internal production. As a result, if the Company purchased a substantial portion of such material from its outside source, it would significantly increase the Company's production costs of Zinc Selenide. Therefore, the Company's inability to internally produce Hydrogen Selenide could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, the Company requires other high purity, relatively uncommon materials and compounds to manufacture its products. Failure of the Company's suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on the business, results of operations or financial condition of the Company.

Competition

The Company has a number of present and potential competitors, many of which have greater financial resources than the Company. The markets for many of the Company's products can be subject to competitive pricing in order to gain or retain market share. Such competitive pressures could affect the Company's pricing and adversely affect the business, results of operations or financial condition of the Company.

International Sales and Operations

Sales to customers in countries other than the United States accounted for approximately 43% to 47% of revenues in each of the last three fiscal years. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. In addition, the Company manufactures products in Singapore, anticipates the start-up of manufacturing operations in China in fiscal 1997 and maintains direct sales offices in Japan and the United Kingdom. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences.
There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales, other than in Japan and the United Kingdom, are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse affect on the Company's business, financial condition or results of operations, by rendering the Company less price-competitive than foreign manufacturers. The Company's sales in Japan and the United Kingdom are denominated in the foreign currency and, accordingly, area affected by fluctuations in exchange rates. The Company generally reduces its exposure to such fluctuations through forward exchange agreements. The Company does not engage in the speculative trading of financial derivatives. There can be no assurance, however, that the Company's practices will eliminate the risk of fluctuation in the currency exchange rates.

Acquisitions

The Company's business strategy includes expanding its product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have material adverse affect on the Company's business, financial condition or results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees.

Sustaining and Managing Growth

The Company is currently undergoing a period of growth and there can be no assurance that such growth can be sustained or managed successfully. This expansion has resulted in a higher fixed cost structure which will require increased revenue in order to maintain historical gross margin and operating margins. There can be no assurance that the Company will obtain the increased orders necessary to generate increased revenue sufficient to cover this higher cost structure. Failure by the Company to manage growth successfully or have the systems and capacities necessary to sustain its growth could have a material adverse affect on the Company's business, results of operations or financial condition.
In addition, in connection with any future acquisitions, the Company expects that it will hire additional senior management with experience in the new markets acquired by the Company. There can be no assurance that the Company will be able effectively to achieve growth, including in such new markets, integrate such new personnel or manage any such growth, and failure to do so could have a material adverse effect on the business, results of operations or financial condition of the Company.

Dependence on New Products and Processes

In order to meet its strategic objectives, the Company must continue to develop, manufacture and market new products, develop new processes and improve existing processes. As a result, the Company expects to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company's business. The success of the Company in developing, introducing and selling new and enhanced products depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing, and product performance in the field. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could have a material adverse affect on the Company's ability to grow its business.

Dependence on Key Personnel

The Company is highly dependent upon the experience and continuing services of certain scientists, engineers and production and management personnel. Competition for the services of these personnel is intense, and there can be no assurance that the Company will be able to retain or attract the personnel necessary for the Company's success. The loss of the services of the Company's key personnel could have a material adverse affect on the business, results operations or financial condition of the Company.

Proprietary Technology Claims

The Company does not currently hold any material patents applicable to its processes and relies on a combination of trade secret, copyright and trademark laws and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company's rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the business, results of operations or financial condition of the Company. In the event a third party were successful in a claim that one of the Company's processes infringed its proprietary rights, the Company may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify the process so that it no longer infringes such proprietary rights, any of which could have an adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2.  PROPERTIES

Facilities

The Company's headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 77,000-square-foot facility, on 41 acres of land, which was purchased in 1976. In addition, the Company has leases for its manufacturing and office space in Florida, Singapore and Japan totaling 55,000 square feet, and owns a 13,000-square-foot facility in Florida.

In fiscal 1997, the Company plans to start construction of a manufacturing facility in Florida that will combine the operations of Virgo Optics and Lightning Optical.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation which could have a materially adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name                 Age       Position
Carl J. Johnson      54        Chairman,
                               Chief Executive Officer and
                               Director
Francis J. Kramer    47        President,
                               Chief Operating Officer and Director
Herman E.  Reedy     53        Vice President and General Manager of
                               Quality and Engineering
James Martinelli     38        Treasurer and Chief Financial Officer

Carl J. Johnson, a co-founder of the Company in 1971, serves as Chairman, Chief Executive Officer and a Director of the Company. He served as President of the Company from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer, now a subsidiary of United Technologies Corporation. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. In August 1996, he was selected as a director of Xymox Technology, Inc. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively.

Francis J. Kramer has been employed by the Company since 1983, has been its President and Chief Operating Officer since 1985 and was elected to the Board of Directors in 1989. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corporation. Mr. Kramer graduated from the University of Pittsburgh in 1971 with a B.S. in Industrial Engineering and from Purdue University in 1975 with an M.S. in Industrial Administration.

Herman E. Reedy has been with the Company since 1977 and is Vice President and General Manager of Quality and Engineering. Previously, Mr. Reedy held positions at II-VI as General Manager of Quality and Engineering, Manager of Quality and Manager of Components. From 1973 until joining the Company, Mr. Reedy was employed by Essex International, Inc., now a subsidiary of United Technologies Corporation, serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie Mellon University and previously held positions with Semi-Elements, Inc. and Westinghouse Electric Corporation. Mr. Reedy is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

James Martinelli has been employed by the Company since 1986 and has served as Treasurer and Chief Financial Officer and Assistant Secretary since May of 1994. Mr. Martinelli joined the Company as Accounting Manager and was named Controller in 1990. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.

PART II.

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

                               High             Low
Fiscal 1996
    First Quarter              $23             $12 7/8
    Second Quarter             $18             $ 9 1/2
    Third Quarter              $12 5/8         $ 9 3/4
    Fourth Quarter             $16 7/8         $11 5/8
Fiscal 1995
    First Quarter              $ 3 1/4         $ 1 13/16
    Second Quarter             $ 4 3/8         $ 3 7/16
    Third Quarter              $ 7 5/16        $ 3 9/16
    Fourth Quarter             $13 7/8         $ 6 5/16

On September 10, 1996, the last reported sale price for the Common Stock on the NASDAQ National Market was $19.125 per share. As of such date, there were approximately 700 holders of record of the Common Stock. The Company has not historically paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from page 13 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated by reference from pages 9 through 12 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 14 through 26 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees", and the information set forth under the caption "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
(a) (1) The consolidated balance sheets as of June 30, 1996 and 1995, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996, and the notes to consolidated financial statements, together with the report thereon of Alpern, Rosenthal & Company dated August 12, 1996 presented in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.
     (2)  Financial Statement Schedules:
          The financial statement schedules shown below should be read in conjunction with the financial statements contained in the 1996 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Report of Independent Public Accountants

          Schedule II - Valuation and Qualifying Accounts for the Three Years Ended June 30, 1996
     (3)  Exhibits.

EXHIBIT NO.                                         REFERENCE
2.01  Asset Purchase and Sale Agreement         Incorporated herein
      among II-VI Incorporated, II-VI Optics    by reference is
      Incorporated and Sandoz Chemicals         Exhibit 2.01 to the
      Corporation USA, dated as of              Company's Report
      December 29, 1994.                        on Form 8-K for the
                                                event dated
                                                December 29, 1994

2.02  Merger Agreement and Plan of              Incorporated herein by
      Reorganization by and among               reference is
      II-VI Incorporated, II-VI Lightning       Exhibit 2.01 to the
      Optical Incorporated and Lightning        Company's Report
      Optical Corporation, dated as of          on Form 8-K for the
      February 22, 1996                         event dated
                                                February 22, 1996.

2.03  Registration Rights Agreement dated       Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.02 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

2.04  Escrow Agreement dated                    Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.03 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

3.01  Amended and Restated Articles of          Incorporated herein by
      Incorporation of II-VI Incorporated       reference is
                                                Exhibit 3.02 to
                                                Registration Statement
                                                No.  33-16389 on Form
                                                S-1.

3.02  Amended and Restated By-Laws of II-VI     Incorporated herein by
      Incorporated                              reference is
                                                Exhibit 3.02 to the
                                                Company's Annual
                                                Report on Form 10-K for
                                                the fiscal year ended
                                                June 30, 1991 (file
                                                number 0-16195 and
                                                docketed on
                                                September 30, 1991).

10.01 II-VI Incorporated 1982 Incentive         Incorporated herein by
      Stock Option Plan*                        reference is
                                                Exhibit 10.01 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.02 II-VI Incorporated Stock Option Plan      Incorporated herein by
      of 1987*                                  reference is
                                                Exhibit 10.02 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.03 II-VI Incorporated Stock Option Plan      Incorporated herein by
      of 1990*                                  reference is Exhibit
                                                10.02 to the Company's
                                                Annual Report on
                                                Form 10-K for the fiscal
                                                year ended
                                                June 30, 1991(file
                                                number 0-16195 and
                                                docketed on
                                                September 30, 1991).

10.04 II-VI Incorporated Employees' Stock       Incorporated herein by
      Purchase Plan                             reference is
                                                Exhibit 10.03 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.05 II-VI Incorporated Amended                Incorporated herein by
      and Restated Employees'                   reference is
      Stock Purchase Plan                       Exhibit 10.04 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.06 First Amendment II-VI Incorporated        Incorporated herein by
      Amended and Restated Employees'           reference is
      Stock Purchase Plan                       Exhibit 10.01 to the
                                                Company's Form 10-Q for
                                                the Quarter Ended
                                                March 31, 1996.

10.07 II-VI Incorporated Amended and            Incorporated herein by
      Restated Employees' Profit-Sharing        reference is
      Plan and Trust Agreement, as amended      Exhibit 10.05 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.08 Form of Representative Agreement          Incorporated herein by
      between the Company and its foreign       reference is
      representatives                           Exhibit 10.15 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.09 Form of Employment Agreement*             Incorporated herein by
                                                reference is
                                                Exhibit 10.16 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.10 Description of Management-By-Objective    Incorporated herein by
      Plan*                                     reference is
                                                Exhibit 10.09 to the
                                                Company's Annual
                                                Report on Form 10-K for
                                                the fiscal year ended
                                                June 30, 1993.

10.11 II-VI Incorporated 1994 Nonemployee       Incorporated herein by
      Directors Stock Option Plan               reference is
                                                Exhibit A to the
                                                Company's Proxy
                                                Statement dated
                                                September 30, 1994.

10.12 II-VI Incorporated Deferred               Filed herewith.
      Compensation Plan*

10.13 Trust Under the II-VI Incorporated        Filed herewith.
      Deferred Compensation Plan*

10.14 Description of Bonus Incentive Plan*      Filed herewith.

13.01 Annual Report to Shareholders             Portions of the 1996
                                                Annual Report are
                                                filed herewith.

21.01 List of Subsidiaries of II-VI             Filed herewith.
      Incorporated

23.01 Consent of Alpern, Rosenthal &            Filed herewith.
      Company

27.01 Financial Data Schedule                   Filed herewith.
_______
* Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) On May 7, 1996, the Registrant filed a report on Form 8-K/A for the event dated February 22, 1996, covering Items 2 and 7 thereof.
(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedule to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

     With the exception of the information incorporated by reference to the Company's 1996 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1996 Annual Report to Shareholders is not deemed filed as a part of this Report.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          II-VI INCORPORATED
September 23, 1996        By:    /s/ Carl J. Johnson
                              Carl J. Johnson, Chairman and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Principal Executive Officer:
September 23, 1996        By:   /s/ Carl J. Johnson
                                Carl J. Johnson
                          Chairman and Chief Executive Officer
                                  and Director

September 23, 1996        By:  /s/ Francis J. Kramer
                               Francis J. Kramer
                               President and Chief
                           Operating Officer and Director

                          Principal Financial and Accounting Officer:

September 23, 1996        By:  /s/ James Martinelli
                                  James Martinelli
                            Treasurer and Chief Financial Officer

September 23, 1996        By:  /s/ Richard B. Bohlen
                               Richard B. Bohlen
                                    Director

September 23, 1996        By:  /s/ Thomas E. Mistler
                                Thomas E. Mistler
                                    Director

September 23, 1996        By:  /s/ Duncan A. J. Morrison
                                Duncan A. J. Morrison
                                    Director

September 23, 1996        By:  /s/ Peter W. Sognefest
                                Peter W. Sognefest
                                     Director

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated:


We have audited the consolidated financial statements of II-VI Incorporated and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 12, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included a financial statement schedule for 1996, 1995 and 1994 of II-VI Incorporated and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
August 12, 1996








                                                  SCHEDULE II

                                     II-VI INCORPORATED AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED JUNE 30, 1994, 1995, AND 1996
                                              (IN THOUSANDS OF DOLLARS)
                                                       Additions
                                             ------------------------
                                    Balance at                   Charged   Deduction
                                    Beginning     Charged to    to Other     from        Balance at
                                     of Year       Expense      Accounts   Reserves <F1> End of Year
                                    ---------     ----------    --------   ----------    -----------
YEAR ENDED JUNE 30, 1994:
Allowance for doubtful accounts       $125           $44          $--         $44         $125

YEAR ENDED JUNE 30, 1995:
Allowance for doubtful accounts       $125           $49          $79         $(8)        $261

YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts       $261           $86          $16         $117        $246
_________

<F1>
Uncollectible accounts written off (recovered).
</F1>





                                EXHIBIT INDEX

EXHIBIT NO.                                         REFERENCE
2.01  Asset Purchase and Sale Agreement         Incorporated herein
      among II-VI Incorporated, II-VI Optics    by reference is
      Incorporated and Sandoz Chemicals         Exhibit 2.01 to the
      Corporation USA, dated as of              Company's Report
      December 29, 1994.                        on Form 8-K for the
                                                event dated
                                                December 29, 1994

2.02  Merger Agreement and Plan of              Incorporated herein by
      Reorganization by and among               reference is
      II-VI Incorporated, II-VI Lightning       Exhibit 2.01 to the
      Optical Incorporated and Lightning        Company's Report
      Optical Corporation, dated as of          on Form 8-K for the
      February 22, 1996                         event dated
                                                February 22, 1996.

2.03  Registration Rights Agreement dated       Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.02 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

2.04  Escrow Agreement dated                    Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.03 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

3.01  Amended and Restated Articles of          Incorporated herein by
      Incorporation of II-VI Incorporated       reference is
                                                Exhibit 3.02 to
                                                Registration Statement
                                                No.  33-16389 on Form
                                                S-1.

3.02  Amended and Restated By-Laws of II-VI     Incorporated herein by
      Incorporated                              reference is
                                                Exhibit 3.02 to the
                                                Company's Annual
                                                Report on Form 10-K for
                                                the fiscal year ended
                                                June 30, 1991 (file
                                                number 0-16195 and
                                                docketed on
                                                September 30, 1991).

10.01 II-VI Incorporated 1982 Incentive         Incorporated herein by
      Stock Option Plan*                        reference is
                                                Exhibit 10.01 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.02 II-VI Incorporated Stock Option Plan      Incorporated herein by
      of 1987*                                  reference is
                                                Exhibit 10.02 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.03 II-VI Incorporated Stock Option Plan      Incorporated herein by
      of 1990*                                  reference is Exhibit
                                                10.02 to the Company's
                                                Annual Report on
                                                Form 10-K for the fiscal
                                                year ended
                                                June 30, 1991(file
                                                number 0-16195 and
                                                docketed on
                                                September 30, 1991).

10.04 II-VI Incorporated Employees' Stock       Incorporated herein by
      Purchase Plan                             reference is
                                                Exhibit 10.03 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.05 II-VI Incorporated Amended                Incorporated herein by
      and Restated Employees'                   reference is
      Stock Purchase Plan                       Exhibit 10.04 to
                                                Registration Statement
                                                No. 33-16389 on Form
                                                S-1.

10.06 First Amendment II-VI Incorporated        Incorporated herein by
      Amended and Restated Employees'           reference is
      Stock Purchase Plan                       Exhibit 10.01 to the
                                                Company's Form 10-Q for
                                                the Quarter Ended
                                                March 31, 1996.

10.07 II-VI Incorporated Amended and            Incorporated herein by
      Restated Employees' Profit-Sharing        reference is
      Plan and Trust Agreement, as amended      Exhibit 10.05 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.08 Form of Representative Agreement          Incorporated herein by
      between the Company and its foreign       reference is
      representatives                           Exhibit 10.15 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.09 Form of Employment Agreement*             Incorporated herein by
                                                reference is
                                                Exhibit 10.16 to
                                                Registration
                                                Statement No. 33-16389
                                                on Form S-1.

10.10 Description of Management-By-Objective    Incorporated herein by
      Plan*                                     reference is
                                                Exhibit 10.09 to the
                                                Company's Annual
                                                Report on Form 10-K for
                                                the fiscal year ended
                                                June 30, 1993.

10.11 II-VI Incorporated 1994 Nonemployee       Incorporated herein by
      Directors Stock Option Plan               reference is
                                                Exhibit A to the
                                                Company's Proxy
                                                Statement dated
                                                September 30, 1994.

10.12 II-VI Incorporated Deferred               Filed herewith.
      Compensation Plan*

10.13 Trust Under the II-VI Incorporated        Filed herewith.
      Deferred Compensation Plan*

10.14 Description of Bonus Incentive Plan*      Filed herewith.

13.01 Annual Report to Shareholders             Portions of the 1996
                                                Annual Report are
                                                filed herewith.

21.01 List of Subsidiaries of II-VI             Filed herewith.
      Incorporated

23.01 Consent of Alpern, Rosenthal &            Filed herewith.
      Company

27.01 Financial Data Schedule                   Filed herewith.
_______
* Denotes management contract or compensatory plan, contract or arrangement.