Form 10-Q
period 1996-09-30
II-VI INC
filed 1996-11-12
CIK 820318

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

          For the quarterly period ended, September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.


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

                       Yes  x             No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At November 7, 1996, 6,362,296 shares of Common Stock, no par value, of the registrant were outstanding.








                  II-VI INCORPORATED AND SUBSIDIARIES
                  -----------------------------------

                                 INDEX
                                 -----

                                                        Page No.
                                                        --------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements.

        Independent Accountants' Report. . . . . . . . . .   3

        Condensed Consolidated Balance Sheets -
        September 30, 1996, and June 30, 1996. . . . . . .   4

        Condensed Consolidated Statements of Earnings -
        Three months ended September 30, 1996
        and 1995 . . . . . . . . . . . . . . . . . . . . .   5

        Condensed Consolidated Statements of
        Shareholders' Equity - Three months ended
        September 30, 1996 . . . . . . . . . . . . . . . .   6

        Condensed Consolidated Statements of
        Cash Flows - Three months ended
        September 30, 1996 and 1995. . . . . . . . . . . .   7

        Notes to Condensed Consolidated
        Financial Statements . . . . . . . . . . . . . . .   8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . .  10



PART II OTHER INFORMATION

        Item 6.	Exhibits and Reports on Form 8-K . . . .  12







[LOGO OF ALPERN, ROSENTHAL & COMPANY]
Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2413
(412) 281-2501  .  Fax (412) 471-1996

                      Independent Accountants' Report



To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings, shareholders' equity and cash flows for the three month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Alpern, Rosenthal & Company
October 16, 1996


               A Professional Corporation
----------------------------------------------------------------
Members American and Pennsylvania
Institutes of Certified Public Accountants
Accounting Firms Associated, inc.
Member Firms in Principal Cities

Irving P. Rosenthal, CPA              Deborah H. Wells, CPA
Michael H. Levin, CPA                 Fred M. Rock, CPA
Harvey A. Pollack, CPA                Sean M. Brennan, CPA
Fred J. Morelli, Jr., CPA             Alexander Paul, CPA
Edward F. Rockman, CPA                Michael E. Forgas, CPA
Emanuel V. DiNatale, CPA              Joel M. Rosenthal, CPA

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------------------------
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)

                                                         September 30           June 30
Assets                                                       1996                 1996
                                                         ------------         -----------
Current Assets
      Cash and equivalents                                 $ 8,606              $ 9,417
      Accounts receivable - less allowance for doubtful
       accounts of $256 at 9/30/96 and $246 at 6/30/96       9,177                8,712
      Inventories                                            6,004                5,490
      Deferred income taxes                                    429                  429
      Prepaid and other current assets                         720                  607
                                                           -------              -------
          Total Current Assets                              24,936               24,655

Property, Plant & Equipment, net                            15,762               15,085
Goodwill                                                     2,126                2,138
Other Assets                                                 2,227                2,291
                                                           -------              -------
                                                           $45,051              $44,169
                                                           -------              -------

Liabilities and Shareholders' Equity

Current Liabilities
      Notes payable                                        $ 1,167              $ 1,393
      Accounts payable - trade                               1,276                1,260
      Accrued salaries, wages and bonuses                    1,770                3,105
      Income taxes payable                                     950                  607
      Accrued profit sharing contribution                      207                  556
      Other current liabilities                                993                1,024
      Current portion of long-term debt                         73                   23
                                                           -------              -------
          Total Current Liabilities                          6,436                7,968

Long-Term Debt--less current portion                           731                   45

Deferred Income Taxes                                        1,753                1,753

Commitments & Contingencies                                      -                    -

Shareholders' Equity
      Preferred stock, no par value; authorized -
      5,000,000 shares; unissued                                 -                    -
      Common stock, no par value; authorized
      - 30,000,000 shares; issued - 6,720,636 shares in
      September 1996; 6,691,718 shares in June 1996         17,121               17,055
      Cumulative Translation Adjustment                         81                   79
      Retained Earnings                                     19,691               18,031
                                                           -------              -------
                                                            36,893               35,165

      Less treasury stock, at cost - 384,440 shares at
      9/30/96 and 6/30/96.                                     762                  762
                                                           -------              -------
                                                            36,131               34,403
                                                           -------              -------
                                                           $45,051              $44,169
                                                           -------              -------

[FN]
-See notes to condensed consolidated financial statements.


II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
($000 except per share data)

                                                   Three Months Ended
                                                      September 30,
                                                   1996            1995
                                                 --------        --------
Revenues
Net Sales:
    Domestic                                     $ 6,772         $ 4,237
    International                                  4,820           3,720
                                                 -------         -------
                                                  11,592           7,957
Contract research and development                    518             131
                                                 -------         -------
                                                  12,110           8,088
                                                 -------         -------

Costs, Expenses & Other Income

Cost of goods sold                                 6,348           4,556
Contract research and development                    395             101
Internal research and development                    124             148
Selling, general and administrative expenses       3,030           2,131
Interest and other (income) expense - net           (125)             16
                                                 -------         -------
                                                   9,772           6,952
                                                 -------         -------

Earnings Before Income Taxes                       2,338           1,136

Income Tax Expense                                   678             330
                                                 -------         -------

Net Earnings                                     $ 1,660         $   806
                                                 -------         -------

Earnings Per Share                               $  0.25         $  0.15
                                                 -------         -------

[FN]
-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                         Common Stock      Cumulative              Treasury Stock
                                        --------------     Translation   Retained  ----------------
                                        Shares  Amount     Adjustment    Earnings  Shares   Amount   Total
                                        ------  ------     -----------   --------  ------- --------  -----
Balance--July 1, 1996                   6,692   $17,055    $        79   $ 18,031   (384)  $  (762)  $34,403
Shares issued under stock option plan      29        66              -          -      -         -        66
Net earnings for the quarter                -         -              -      1,660      -         -     1,660
Translation adjustment                      -         -              2          -      -         -         2
                                        ------  ------     -----------   --------  ------- --------  -------
Balance-- September 30, 1996            6,721   $17,121    $        81   $ 19,691   (384)  $  (762)  $36,131


[FN]

-See notes to condensed consolidated financial statements.


II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($000)

                                                        Three Months Ended
                                                          September 30,
                                                        1996         1995
                                                       -------      -------
Cash Flows from Operating Activities
   Net Earnings                                        $ 1,660      $   806
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
       Depreciation and amortization                       816          593
       (Gain) loss on foreign currency transactions        (58)          39
       Deferred income taxes                                 -          (38)
Increase (decrease) in cash from changes in:
       Accounts receivable                                (456)        (405)
       Inventories                                        (525)        (221)
       Accounts payable                                     43          346
       Accrued salaries, wages and bonuses              (1,336)        (923)
       Accrued profit sharing contribution                (349)        (187)
       Income taxes payable                                343          (21)
       Other operating net assets                         (132)        (175)
                                                        -------      -------
Net cash provided by (used in) operating activities          6         (186)
                                                        -------      -------

Cash Flows from Investing Activities
   Additions to property, plant, & equipment            (1,407)      (2,482)
   Additions to other assets                                (9)           -
                                                        -------      -------
   Net cash used in investing activities                (1,416)      (2,482)
                                                        -------      -------

Cash Flows from Financing Activities
   Payments on short-term borrowings                      (202)           -
   Proceeds from long-term borrowings                      741            -
   Payments on long-term borrowings                         (6)         (57)
   Proceeds from sale of common stock                       66           51
                                                        -------      -------
   Net cash provided by (used in) financing activities     599           (6)
                                                        -------      -------

Net decrease in cash and equivalents                      (811)      (2,674)

Cash and Equivalents at Beginning of period              9,417        3,822
                                                        -------      -------

Cash and Equivalents at End of period                  $ 8,606      $ 1,148
                                                        -------      -------

[FN]

-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The condensed consolidated financial statements for the three month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1996 Annual Report to the shareholders. The consolidated results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


Note B  - Inventories  ($000)

The components of inventories are as follows:

                         September 30     June 30
                             1996           1996

Raw Materials             $  2,464        $ 2,279
Work in Progress             1,550          1,427
Finished Goods               1,990          1,784
                          --------        -------
                          $  6,004        $ 5,490
                          --------        -------

Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                            September 30     June 30
                                1996           1996


Land and land improvements     $   545       $   539
Buildings and improvements       7,139         6,952
Machinery and equipment         23,298        22,084
                               -------       -------
                                30,982        29,575
Less accumulated depreciation   15,220        14,490
                               -------       -------
                               $15,762       $15,085
                               -------       -------

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note D  - Debt

In September of 1996, the Company secured a $741,000 low interest rate loan from the Pennsylvania Industrial Development
Authority to finance a portion of a facility expansion. The terms of the loan call for equal monthly payments over a fifteen year period, including interest at three percent.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the first quarter of fiscal 1997 were $1,660,000 ($0.25 per share) on revenues of $12,110,000. This compares to net earnings of $806,000 ($0.15 per share) on revenues of $8,088,000 in the first quarter of fiscal 1996. The increased earnings were driven by the improved revenue volume.

Order bookings for the first quarter were $12,927,000 compared to $8,017,000 for the same period last fiscal year, an increase of 61%. Approximately two-thirds of this increase was from the VLOC operation and included $1.1 million of Research and Development contract awards. The remaining increase was attributable to increased demand for infrared optics and materials in the worldwide industrial market and the military/aerospace market, in conjunction with improved bookings in the eV PRODUCTS division. As indicated in the Company's press release announcing the first quarter results, overall market demand for the Company's products continues its strong growth.

Manufacturing revenues for the first quarter increased 46% to $11,592,000 compared to $7,957,000 for the same period last fiscal year. This increase was the result of improved shipments in all of the markets served by the Company with the VLOC operation contributing more than one half of the increase.

Manufacturing gross margin for the first quarter was $5,244,000 or 45% of revenues compared to $3,401,000 or 43% of revenues for the first quarter of fiscal 1996. Improved manufacturing efficiency in the VLOC operation was the primary driver to the increased gross margin as a percentage of revenues. This was partially offset by the further strengthening of the U.S. dollar against the Japanese Yen.

Selling, General and Administrative expenses for the quarter were $3,030,000 or 25% of revenues compared to $2,131,000 or 26% of revenues for last fiscal year's first quarter. The increase in expense is attributable to increased expenses in the VLOC operation, higher compensation expense associated with the Company's world-wide profit driven bonus programs and higher general and administrative expenses needed to support the Company's growth.

Other income increased by $141,000 in comparison to last fiscal year's first quarter due to investment earnings on increased cash balances. The increased cash is primarily due to the October 1995 public stock offering.

The Company's first quarter effective income tax rate is 29%, the same as last fiscal year's first quarter.


Liquidity and Capital Resources
-------------------------------

Cash decreased during the first three months of fiscal 1997 by $800,000 primarily from $1,407,000 in capital expenditures being partially offset by $741,000 of financing from a low interest rate loan with the Pennsylvania Industrial Development Authority.

The capital expenditures focused on improved capacity, process automation and the start up of the Company's China operation.

The Company generated $6,000 in cash from operations for the first quarter of fiscal 1997, as cash generated from net earnings before depreciation and amortization was offset by the payment of compensation costs relating to the Company's fiscal 1996 world-wide profit-driven bonus and retirement programs, and increases in inventories and accounts receivable needed to support the growth in sales volume.

The current cash balance will be used for working capital needs, further capital expenditures, and possible acquisitions of complementary businesses, products or technologies.


This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, including the statement regarding strong demand for the Company's products. The projected strong demand for our products could differ from our statements if worldwide economic conditions change, competitive conditions intensify, technology problems emerge, and/or if suitable acquisitions of technologies or business cannot be consummated. There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's Form 10-K filed on September 24, 1996.


                        PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.
     --------

     10.01  II-VI Incorporated Amended and Restated
            Stock Option Plan of 1990 . . . . . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            November 12, 1996 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.

     99.01  Press release dated October 17, 1996. . . Filed herewith.

(b)  Reports on Form 8-K.

                None



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date:  November 12, 1996       By:  /s/ Carl J. Johnson
                                  -----------------------
                                     Carl J. Johnson
                                    Chairman and Chief
                                     Executive Officer




Date:  November 12, 1996       By:  /s/ James Martinelli
                                  -----------------------
                                     James Martinelli
                                       Treasurer &
                                  Chief Financial Officer





                          EXHIBIT INDEX



Exhibit No.


     10.01  II-VI Incorporated Amended and Restated
            Stock Option Plan of 1990 . . . . . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            November 12, 1996 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.

     99.01  Press release dated October 17, 1996. . . Filed herewith.



