Form 10-Q
period 1996-12-31
II-VI INC
filed 1997-02-13
CIK 820318

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

          For the quarterly period ended, December 31, 1996

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

At February 10, 1997, 6,393,780 shares of Common Stock, no par value, of the registrant were outstanding.







                  II-VI INCORPORATED AND SUBSIDIARIES
                  -----------------------------------

                                 INDEX
                                 -----

                                                        Page No.
                                                        --------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements.

        Independent Accountants' Report. . . . . . . . . .   3

        Condensed Consolidated Balance Sheets -
        December 31, 1996, and June 30, 1996 . . . . . . .   4

        Condensed Consolidated Statements of Earnings -
        Three and six months ended December 31, 1996
        and 1995 . . . . . . . . . . . . . . . . . . . . .   5

        Condensed Consolidated Statements of
        Shareholders' Equity - Three and six months ended
        December 31, 1996 . . . . . . . . . . . . . . . . .  7

        Condensed Consolidated Statements of
        Cash Flows - Six months ended
        December 31, 1996 and 1995 . . . . . . . . . . . .   8

        Notes to Condensed Consolidated
        Financial Statements . . . . . . . . . . . . . . .   9


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . .  10



PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
        Security-Holders . . . . . . . . . . . . . . . . .  11

Item 5. Other Events . . . . . . . . . . . . . . . . . . .  12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .  12







                                    2


[LOGO OF ALPERN, ROSENTHAL & COMPANY]
Certified Public Accountants

Warner Centre, Suite 400 . 332 Fifth Avenue
Pittsburgh, Pennsylvania  15222-2413
(412) 281-2501  .  Fax (412) 471-1996

                      Independent Accountants' Report



To the Board of Directors and
Shareholders of II-VI Incorporated
Saxonburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of December 31, 1996, and the related condensed consolidated statements of earnings, shareholders' equity and cash flows for the six month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

/s/ Alpern, Rosenthal & Company
January 20, 1997


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

                                    3



                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------------------------
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)

                                                          December 31           June 30
Assets                                                       1996                 1996
                                                         ------------         -----------
Current Assets
      Cash and equivalents                                 $ 9,389              $ 9,417
      Accounts receivable - less allowance for doubtful
       accounts of $266 in December and $246 in June         8,533                8,712
      Inventories                                            6,766                5,490
      Deferred income taxes                                    428                  429
      Prepaid and other current assets                         687                  607
                                                           -------              -------
          Total Current Assets                              25,803               24,655

Property, Plant & Equipment, net                            17,163               15,085
Goodwill                                                     2,090                2,138
Other Assets                                                 2,236                2,291
                                                           -------              -------
                                                           $47,292              $44,169
                                                           -------              -------

Liabilities and Shareholders' Equity

Current Liabilities
      Notes payable                                        $   926              $ 1,393
      Accounts payable - trade                               1,661                1,260
      Accrued salaries, wages and bonuses                    2,362                3,105
      Income taxes payable                                     301                  607
      Accrued profit sharing contribution                      346                  556
      Other current liabilities                                999                1,024
      Current portion of long-term debt                         73                   23
                                                           -------              -------
          Total Current Liabilities                          6,668                7,968

Long-Term Debt--less current portion                           715                   45

Deferred Income Taxes                                        1,697                1,753

Commitments & Contingencies                                      -                    -

Shareholders' Equity
      Preferred stock, no par value; authorized -
      5,000,000 shares; unissued                                 -                    -
      Common stock, no par value; authorized
      - 30,000,000 shares; issued - 6,751,480 shares in
      December 1996; 6,691,718 shares in June 1996          17,480               17,055
      Foreign Currency Translation                              88                   79
      Retained Earnings                                     21,406               18,031
                                                           -------              -------
                                                            38,974               35,165

      Less treasury stock, at cost - 384,440 shares at
      12/31/96 and 6/30/96.                                    762                  762
                                                           -------              -------
                                                            38,212               34,403
                                                           -------              -------
                                                           $47,292              $44,169
                                                           -------              -------

[FN]
-See notes to condensed consolidated financial statements.


                                    4

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                   Three Months Ended
                                                       December 31,
                                                   1996            1995
                                                 --------        --------
Revenues
Net Sales:
    Domestic                                     $ 6,531         $ 4,076
    International                                  4,984           3,642
                                                 -------         -------
                                                  11,515           7,718
Contract research and development                    675             236
                                                 -------         -------
                                                  12,190           7,954
                                                 -------         -------

Costs, Expenses & Other Income

Cost of goods sold                                 6,264           4,475
Contract research and development                    468             163
Internal research and development                    260             138
Selling, general and administrative expenses       2,951           2,152
Interest and other expense - net                    (168)           (139)
                                                 -------         -------
                                                   9,775           6,789
                                                 -------         -------

Earnings Before Income Taxes                       2,415           1,165

Income Tax Expense                                   700             331
                                                 -------         -------

Net Earnings                                     $ 1,715         $   834
                                                 -------         -------

Earnings Per Share                               $  0.25         $  0.14
                                                 -------         -------

[FN]
-See notes to condensed consolidated financial statements.
                                       5

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                    Six Months Ended
                                                       December 31,
                                                   1996            1995
                                                 --------        --------
Revenues
Net Sales:
    Domestic                                     $13,303         $ 8,313
    International                                  9,804           7,362
                                                 -------         -------
                                                  23,107          15,675
Contract research and development                  1,193             367
                                                 -------         -------
                                                  24,300          16,042
                                                 -------         -------

Costs, Expenses & Other Income

Cost of goods sold                                12,612           9,031
Contract research and development                    863             264
Internal research and development                    384             286
Selling, general and administrative expenses       5,981           4,283
Interest and other expense - net                    (293)           (123)
                                                 -------         -------
                                                  19,547          13,741
                                                 -------         -------

Earnings Before Income Taxes                       4,753           2,301

Income Tax Expense                                 1,378             661
                                                 -------         -------

Net Earnings                                     $ 3,375         $ 1,640
                                                 -------         -------

Earnings Per Share                               $  0.50         $  0.28
                                                 -------         -------

[FN]
-See notes to condensed consolidated financial statements.
                                   6




II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                         Common Stock      Cumulative              Treasury Stock
                                        ---------------    Translation   Retained  ----------------
                                        Shares  Amount     Adjustment    Earnings  Shares   Amount   Total
                                        ------  -------    -----------   --------  ------- --------  -----
Balance--July 1, 1996                   6,692   $17,055    $        79   $ 18,031   (384)  $  (762)  $34,403
Shares issued under stock option plan      29        66              -          -      -         -        66
Net earnings for the quarter                -         -              -      1,660      -         -     1,660
Translation adjustment                      -         -              2          -      -         -         2
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--September 30, 1996             6,721   $17,121    $        81   $ 19,691   (384)  $  (762)  $36,131

Shares issued under stock option plan      30        63              -          -      -         -        63
Net earnings for the quarter                -         -              -      1,715      -         -     1,715
Translation adjustment                      -         -              7          -      -         -         7
Tax benefit for options exercised           -       296              -          -      -         -       296
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--December 31, 1996              6,751   $17,480    $        88   $ 21,406   (384)  $  (762)  $38,212

[FN]

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                         Six Months Ended
                                                           December 31,
                                                        1996         1995
                                                       -------      -------
s from Operating Activities
   Net Earnings                                        $ 3,375      $ 1,640
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
       Depreciation and amortization                     1,663        1,195
       (Gain) on foreign currency transactions            (207)         (87)
       Deferred income taxes                               (54)           4
Increase (decrease) in cash from changes in:
       Accounts receivable                                 224         (271)
       Inventories                                      (1,307)        (668)
       Accounts payable                                    515          298
       Accrued salaries, wages and bonuses                (773)        (647)
       Accrued profit sharing contribution                (210)        (107)
       Income taxes payable                                (10)        (354)
       Other operating net assets                          (69)        (451)
                                                        -------      -------
Net cash provided by operating activities                3,147          552
                                                        -------      -------

Cash Flows from Investing Activities
   Additions to property, plant & equipment             (3,550)      (3,920)
   Additions to other assets                               (87)           -
                                                        -------      -------
   Net cash used in investing activities                (3,637)      (3,920)
                                                        -------      -------

Cash Flows from Financing Activities
   Payments on short-term borrowings                      (388)           -
   Proceeds from long-term borrowings                      741            -
   Payments on long-term borrowings                        (21)        (141)
   Proceeds from sale of common stock                      130       10,998
                                                        -------      -------
   Net cash provided by financing activities               462       10,857
                                                        -------      -------

Net increase (decrease) in cash and equivalents            (28)       7,489

Cash and Equivalents at Beginning of Period              9,417        3,822
                                                        -------      -------

Cash and Equivalents at End of Period                  $ 9,389      $11,311
                                                        -------      -------

[FN]

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The condensed consolidated financial statements for the three and six month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included.
These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1996 Annual Report to the shareholders. The consolidated results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


Note B  - Inventories  ($000)

The components of inventories are as follows:

                         December 31      June 30
                             1996           1996

Raw Materials             $  3,016        $ 2,279
Work in Progress             1,468          1,427
Finished Goods               2,282          1,784
                          --------        -------
                          $  6,766        $ 5,490
                          --------        -------

Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                             December 31     June 30
                                1996           1996


Land and land improvements     $   555       $   539
Buildings and improvements       7,254         6,952
Machinery and equipment         25,316        22,084
                               -------       -------
                                33,125        29,575
Less accumulated depreciation   15,962        14,490
                               -------       -------
                               $17,163       $15,085
                               -------       -------

Note D  - Debt

In September of 1996, the Company secured a $741,000 low interest rate loan from the Pennsylvania Industrial Development
Authority to finance a portion of a facility expansion. The terms of the loan call for equal monthly payments over a fifteen year period, including interest at three percent.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Results of Operations

Net earnings for the second fiscal quarter of 1997, ended December 31, 1996, were $1,715,000 ($0.25 per share) on revenues of $12,190,000. This compares to net earnings of $834,000 ($0.14 per share) on revenues of $7,954,000 in the second quarter of fiscal 1996. For the six months ended December 31, 1996, net earnings were $3,375,000 ($0.50 per share) on revenues of $24,300,000. This compares with net earnings of $1,640,000 ($0.28 per share) on revenues of $16,042,000 for the same period last fiscal year. The increased earnings were driven by the improved revenue volume.

Order bookings for the second quarter were $13,894,000 compared to $10,642,000 for the same period last fiscal year, a 31% increase. Year-to-date order bookings grew by 44% to $26,821,000 from $18,569,000 last fiscal year. Commercial orders at the Company's VLOC operation accounted for two-thirds of the increase for the quarter, while domestic industrial orders for infrared optics and materials accounted for most of the remaining increase. Year-to-date, VLOC Commercial orders were responsible for approximately one-half of the increase, followed by higher infrared optics and materials orders and Contract Research and Development awards.

Manufacturing revenues for the second quarter were $11,515,000 compared to $7,718,000 for the same period last fiscal year, a 49% increase. Year-to-date manufacturing revenues grew by 47% to $23,107,000 from $15,675,000 last fiscal year. These increases are the result of improved shipments in all of the markets served by the Company. The Company's VLOC operation contributed approximately one-half of the quarter and year-to-date improvements.

Manufacturing gross margin for the second quarter was $5,251,000 or 46% of revenues compared to $3,243,000 or 42% of revenues for the second quarter of fiscal 1996. Manufacturing gross margin year-to-date was $10,495,000 or 45% of revenues compared to $6,644,000 or 42% of revenues in fiscal 1996. Both the quarter and year-to-date increases in gross margin as a percent of revenues reflect lower per unit operating costs associated with increased volume and efficiency improvements, which are partially offset by the strengthening of the U.S. dollar against the Japanese yen.

Selling, General and Administrative expenses for the second quarter were $2,951,000 or 24% of revenues compared to $2,152,000 or 27% of revenues for last fiscal year's second quarter. Selling, General and Administrative expenses year-to-date were $5,981,000 or 25% of revenues compared to $4,283,000 or 27% of revenues in fiscal 1996. The increases in expense are attributable to additional expenses in the VLOC operation, higher compensation expense associated with the Company's world-wide profit driven bonus programs and higher general and administrative expenses needed to support the Company's growth.

Other income for the quarter was $168,000 compared to $139,000 for last fiscal year's second quarter. Other income year-to-date was $293,000 compared to $123,000 in fiscal 1996. The year-to-date increase is primarily due to foreign currency gains and investment earnings on increased cash balances. The increase in cash was primarily due to the October 1995 public stock offering.

The Company's year-to-date effective income tax rate was 29% of pre-tax earnings, the same as the first six months of fiscal 1996.

Liquidity and Capital Resources

Cash decreased during the first six months of fiscal 1997 by $28,000 primarily from cash generated from operations of $3,147,000 and $741,000 of financing from a low interest rate loan with the Pennsylvania Industrial Development Authority being offset by $3,550,000 of capital expenditures.

The capital expenditures focused on improved capacity, process automation and the start up of the Company's China operation.

The Company generated $3,147,000 in cash from operations for the first six months of fiscal 1997. The $5,038,000 in cash generated from net earnings before depreciation and amortization was offset by increases in inventories needed to support the growth in sales volume and the payment of compensation costs relating to the Company's fiscal 1996 world-wide profit-driven bonus and retirement programs.

The current cash balance will be used for working capital needs, further capital expenditures, and possible acquisitions of complementary businesses, products or technologies.


There are certain risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's Form 10-K filed on September 24, 1996.


                        PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On November 1, 1996, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were the election of two directors, the ratification of the selection of Alpern, Rosenthal & Company as auditors for the year ending June 30, 1997 and the ratification of the purchase of common stock by the deferred compensation plan for participants.

         Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 5,800,971. Following is a separate tabulation with respect to each director:

                            Votes For        Votes Withheld
Carl J. Johnson             5,787,216            15,205
Thomas E. Mistler           5,784,166            15,355
                                       11
         The total number of votes cast for the ratification of the appointment of Alpern, Rosenthal & Company as auditors for the year ending June 30, 1997 was 5,800,971 with 5,734,371 votes for, 49,890 votes against and 16,710 votes abstaining.

         The total number of votes cast for the ratification of the purchase of common stock by the deferred compensation plan for participants was 5,800,971 with 5,562,901 votes for, 108,130 votes against and 28,720 votes abstaining.

         There were no broker non-votes on these three matters.


Item 5.  OTHER EVENTS
         ------------

         On February 12, 1997, the Company filed a current report on Form 8-K for the events dated February 10, 1997.

         On February 10, 1997, the Registrant terminated
         Alpern, Rosenthal & Company as independent accountants for the Registrant and its subsidiaries (other than II-VI Singapore Pte. Ltd. which will continue to be serviced by Deloitte & Touche LLP) upon completion of its review of the Registrant's unaudited financial statements for its second fiscal quarter ended December 31, 1996.

         Also effective February 10, 1997, the Registrant engaged
         Deloitte & Touche LLP as independent auditors to review the Registrant's unaudited financial statements for its third fiscal quarter ending March 31, 1997, and to audit the Registrant's financial statements for the fiscal year ending 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a)  Exhibits.
     --------

     10.01  Amended and Restated II-VI Incorporated
            Deferred Compensation Plan . . .  . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            February 13, 1997 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.

     99.01  Press release dated January 21, 1997. . . Filed herewith.

(b)  Reports on Form 8-K.

            None



                                    12

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date:  February 13, 1997       By:  /s/ Carl J. Johnson
                                  -----------------------
                                     Carl J. Johnson
                                    Chairman and Chief
                                     Executive Officer




Date:  February 13, 1997       By:  /s/ James Martinelli
                                  -----------------------
                                     James Martinelli
                                       Treasurer &
                                  Chief Financial Officer






                          EXHIBIT INDEX



Exhibit No.
-----------

     10.01  Amended and Restated II-VI Incorporated
            Deferred Compensation Plan . . .  . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            February 13, 1997 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.

     99.01  Press release dated January 21, 1997. . . Filed herewith.



                                    14