Form 10-Q
period 1997-03-31
II-VI INC
filed 1997-05-15
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

              For the quarterly period ended March 31, 1997

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                   to                   .
          ----------------     -----------------

                     Commission File Number:  0-16195


                           II-VI INCORPORATED
         (Exact name of registrant as specified in its charter)



        PENNSYLVANIA                           25-1214948
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

   375 Saxonburg Boulevard
      Saxonburg, PA 16056                        16056

(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  412-352-4455

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


At May 9, 1997, 6,400,756 shares of Common Stock, no par value, of the registrant were outstanding.





                   II-VI INCORPORATED AND SUBSIDIARIES
                   -----------------------------------

                                  INDEX
                                  -----

                                                          Page No.
                                                          --------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets --
        March 31, 1997 and June 30, 1996. . . . . . . . . . .   3

        Condensed Consolidated Statements of Earnings --
        Three and nine months ended March 31, 1997
        and 1996. . . . . . . . . . . . . . . . . . . . . . .   4

        Condensed Consolidated Statements of
        Shareholders' Equity -- Three and nine months ended
        March 31, 1997. . . . . . . . . . . . . . . . . . . .   6

        Condensed Consolidated Statements of
        Cash Flows -- Nine months ended
        March 31, 1997 and 1996 . . . . . . . . . . . . . . .   7

        Notes to Condensed Consolidated
        Financial Statements. . . . . . . . . . . . . . . . .   8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . .  10


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . .  12








                                    2


                     PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------------------------------------------------
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)


                                                         March 31,           June 30,
1997                1996
                                                         ---------           --------
Assets

Current Assets
   Cash and cash equivalents                             $ 8,817             $ 9,417
   Accounts receivable-less allowance for doubtful
    accounts of $275 at 3/31/97 and $246 at 6/30/96        9,757               8,712
   Inventories                                             7,281               5,490
   Deferred income taxes                                     430                 429
   Prepaid and other current assets                          657                 607
                                                         -------             -------
      Total Current Assets                                26,942              24,655

Property, Plant & Equipment, net                          18,166              15,085
Goodwill                                                   2,016               2,138
Other Assets                                               2,110               2,291
                                                         -------             -------
                                                         $49,234             $44,169
                                                         -------             -------

Liabilities and Shareholders' Equity

Current Liabilities
   Notes payable                                         $   685             $ 1,393
   Accounts payable-trade                                  1,377               1,260
   Accrued salaries, wages and bonuses                     2,877               3,105
   Income taxes payable                                        -                 607
   Accrued profit sharing contribution                       538                 556
   Other current liabilities                                 872               1,024
   Current portion of long-term debt                          72                  23
                                                         -------             -------
      Total Current Liabilities                            6,421               7,968

Long-Term Debt--less current portion                         700                  45

Deferred Income Taxes                                      1,686               1,753

Commitments & Contingencies                                    -                   -

Shareholders' Equity
   Preferred stock, no par value; authorized-
   5,000,000 shares; unissued                                  -                   -
   Common stock, no par value; authorized
   -30,000,000 shares; issued 6,778,446 shares
   at 3/31/97; 6,691,718 shares at 6/30/96                17,919              17,055
   Cumulative translation adjustment                          96                  79
   Retained earnings                                      23,174              18,031
                                                         -------             -------
                                                          41,189              35,165

  Less treasury stock, at cost-384,440 shares at
  3/31/97 and 6/30/96.                                       762                 762
                                                         -------             -------
                                                          40,427              34,403
                                                         -------             -------
                                                         $49,234             $44,169
                                                         -------             -------

[FN]
-See notes to condensed consolidated financial statements.

                                    3

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                   Three Months Ended
                                                        March 31
                                                   1997            1996
                                                 --------        --------
Revenues
Net Sales:
   Domestic                                      $  7,047        $  5,421
   International                                    6,072           4,233
                                                 --------        --------
                                                   13,119           9,654
Contract research and development                     532             418
                                                 --------        --------
                                                   13,651          10,072
                                                 --------        --------
Costs, Expenses & Other Income

Cost of goods sold                                  7,287           5,481
Contract research and development                     404             284
Internal research and development                     312             154
Selling, general and administrative                 3,210           2,610
Other income-net                                      (52)            (83)
                                                 --------        --------
                                                   11,161           8,446
                                                 --------        --------

Earnings Before Income Taxes                        2,490           1,626

Income Tax Expense                                    722             417
                                                 --------        --------
Net Earnings                                     $  1,768        $  1,209
                                                 --------        --------
Earnings Per Share                               $   0.27        $   0.18
                                                 --------        --------

[FN]
-See notes to condensed consolidated financial statements.
                                    4

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                   Nine Months Ended
                                                        March 31
                                                   1997            1996
                                                 --------        --------
Revenues
Net Sales:
   Domestic                                      $ 20,350        $ 13,734
   International                                   15,876          11,595
                                                 --------        --------
                                                   36,226          25,329
Contract research and development                   1,725             785
                                                 --------        --------
                                                   37,951          26,114
                                                 --------        --------
Costs, Expenses & Other Income

Cost of goods sold                                 19,899          14,512
Contract research and development                   1,267             548
Internal research and development                     696             440
Selling, general and administrative                 9,191           6,893
Other income-net                                     (345)           (206)
                                                 --------        --------
                                                   30,708          22,187
                                                 --------        --------

Earnings Before Income Taxes                        7,243           3,927

Income Tax Expense                                  2,100           1,078
                                                 --------        --------
Net Earnings                                     $  5,143        $  2,849
                                                 --------        --------
Earnings Per Share                               $   0.78        $   0.47
                                                 --------        --------

[FN]
-See notes to condensed consolidated financial statements.
                                    5
II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                         Common Stock      Cumulative              Treasury Stock
                                        ---------------    Translation   Retained  ----------------
                                        Shares  Amount     Adjustment    Earnings  Shares   Amount    Total
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--July 1, 1996                   6,692   $17,055    $        79   $ 18,031   (384)  $  (762)  $34,403
Shares issued under stock option plan      29        66              -          -      -         -        66
Net earnings for the quarter                -         -              -      1,660      -         -     1,660
Translation adjustment                      -         -              2          -      -         -         2
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--September 30, 1996             6,721    17,121             81     19,691   (384)     (762)   36,131
                                        ------  -------    -----------   --------  ------- --------  -------

Shares issued under stock option plan      30        63              -          -      -         -        63
Net earnings for the quarter                -         -              -      1,715      -         -     1,715
Translation adjustment                      -         -              7          -      -         -         7
Tax benefit for options exercised           -       296              -          -      -         -       296
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--December 31, 1996              6,751    17,480             88     21,406   (384)     (762)   38,212
                                        ------  -------    -----------   --------  ------- --------  -------
Shares issued under stock option plan      27       114              -          -      -         -       114
Net earnings for the quarter                -         -              -      1,768      -         -     1,768
Translation adjustment                      -         -              8          -      -         -         8
Tax benefit for options exercised           -       325              -          -      -         -       325
                                        ------  -------    -----------   --------  ------- --------  -------
Balance--March 31, 1997                 6,778   $17,919    $        96   $ 23,174   (384)  $  (762)  $40,427
                                        ------  -------    -----------   --------  ------- --------  -------


[FN]
 -See notes to condensed consolidated financial statements.
                                    6



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                         Nine Months Ended
                                                             March 31,
                                                        1997         1996
                                                       -------      -------
Cash Flows from Operating Activities
   Net earnings                                        $ 5,143      $ 2,849
   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
       Depreciation and amortization                     2,486        1,801
       Gain on foreign currency transactions              (286)          (4)
       Deferred income taxes                               (67)         (16)
       Increase (decrease) in cash from changes in:
          Accounts receivable                           (1,100)      (1,471)
          Inventories                                   (1,923)        (910)
          Accounts payable                                 331          353
          Accrued salaries, wages and bonuses             (222)        (277)
          Accrued profit sharing contribution              (18)          21
          Income taxes payable                             (48)        (344)
          Other operating net assets                         4         (483)
                                                        -------      -------
   Net cash provided by operating activities             4,300        1,519
                                                        -------      -------

Cash Flows from Investing Activities
   Additions to property & equipment                    (5,318)      (5,194)
   Payment for purchase of Lightning Optical,
    net of cash acquired                                     -       (1,989)
   Additions to other assets                                54            -
                                                        -------      -------
   Net cash used in investing activities                (5,264)      (7,183)
                                                        -------      -------

Cash Flows from Financing Activities
   Net change in notes payable                               -         (519)
   Payments on short-term borrowings                      (583)           -
   Proceeds from long-term borrowings                      741            -
   Payments on long-term borrowings                        (37)        (396)
   Proceeds from sale of common stock                      243       10,990
                                                        -------      -------
   Net cash provided by financing activities               364       10,075
                                                        -------      -------

Net (Decrease) Increase in Cash and Equivalents           (600)       4,411

Cash and Equivalents at Beginning of Period              9,417        3,822
                                                        -------      -------

Cash and Equivalents at End of Period                  $ 8,817      $ 8,233
                                                        -------      -------

[FN]
-See notes to condensed consolidated financial statements.
                                    7


II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note A - Basis of Presentation
         ---------------------

The condensed consolidated financial statements for the three and nine month periods ended March 31, 1997 and 1996 are unaudited.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report as filed as an exhibit to the Company's 1996 Annual Report to the shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


Note B - Inventories ($000)
         -------------------

The components of inventories are as follows:

                          March 31        June 30
                            1997            1996
                          --------        -------

Raw Materials             $  2,712        $ 2,279
Work in Progress             2,065          1,427
Finished Goods               2,504          1,784
                          --------        -------
                          $  7,281        $ 5,490
                          --------        -------


Note C - Property, Plant and Equipment ($000)
         -----------------------------------

Property, plant and equipment consist of the following:


                              March 31       June 30
                                1997           1996
                              --------       -------

Land and land improvements     $   555       $   539
Buildings and improvements       7,643         6,952
Machinery and equipment         26,695        22,084
                               -------       -------
                                34,893        29,575
Less accumulated depreciation   16,727        14,490
                               -------       -------
                               $18,166       $15,085
                               -------       -------

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued


Note D - Debt
         ----

In September of 1996, the Company secured a $741,000 low interest rate loan from the Pennsylvania Industrial Development Authority to finance a portion of a facility expansion. The terms of the loan call for equal monthly payments over a fifteen year period, including interest at three percent.


Note E - New Accounting Standard
         -----------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings per share as defined by SFAS No. 128 for net earnings for the three and nine month periods ended March 31, 1997 would have been $.28 and $.81, respectively, and the three and nine month periods ended
March 31, 1996 would have been $.20 and $.50, respectively. The diluted earnings per share as defined by SFAS No. 128 approximates the historically presented earnings per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the third fiscal quarter ended March 31, 1997, were $1,768,000 ($0.27 per share) on revenues of $13,651,000.
This compares to net earnings of $1,209,000 ($0.18 per share) on revenues of $10,072,000 in the third fiscal quarter of 1996. For the nine months ended March 31, 1997, net earnings were $5,143,000 ($0.78 per share) on revenues of $37,951,000. This compares with net earnings of $2,849,000 ($0.47 per share) on revenues of $26,114,000 for the same period last fiscal year. The increased earnings for the quarter and year-to-date were driven by the improved revenue volume.

Order bookings for the third quarter of fiscal 1997 were $13,595,000 compared to $11,288,000 for the same period last fiscal year, a 20% increase. Year-to-date order bookings grew by 35% to $40,416,000 from $29,857,000 last fiscal year. These increases are primarily in the commercial order area as contract research and development orders decreased $1,900,000 for the quarter and $550,000 year-to-date mostly due to the large DARPA R&D contract award in the third quarter of fiscal 1996. For the quarter, nearly 70% of the commercial order increase was in infrared optics and materials, 20% was attributable to the Company's VLOC operation, and the remainder of the increase was in the eV PRODUCTS division. Year-to-date, approximately 50% of the commercial order increase was attributable to the Company's VLOC operation, 45% to improved orders for infrared optics and materials and the remainder to increased orders of the eV PRODUCTS division.

Manufacturing revenues for the third quarter were $13,119,000 compared to $9,654,000 for the same period last fiscal year, a 36% increase. Year-to-date manufacturing revenues grew by 43% to $36,266,000 from $25,329,000 last fiscal year. These increases are the result of improved shipments in all of the markets served by the Company. The Company's VLOC operation contributed approximately one-half of the quarter and year-to-date improvements.

Manufacturing gross margin for the quarter was $5,832,000 or 44% of revenues compared to $4,173,000 or 43% of revenues for the third quarter of fiscal 1996. Manufacturing gross margin year-to-date was $16,327,000 or 45% of revenues compared to $10,817,000 or 43% of revenues in fiscal 1996. Both the quarter and year-to-date increases in gross margin as a percent of revenues reflect lower per unit operating costs associated with increased volume and efficiency improvements, which are partially offset by the strengthening of the U.S. dollar against the Japanese yen and increased pricing pressure in the infrared laser optics market.

Selling, general and administrative expenses for the quarter were $3,210,000 or 24% of revenues compared to $2,610,000 or 26% of revenues for last fiscal year's third quarter. Selling, general and administrative expenses year-to-date were $9,191,000 or 24% of revenues compared to $6,893,000 or 26% of revenues in fiscal 1996. The increases in expenses are attributable to additional expenses in the VLOC operation, higher compensation expense associated with the Company's world-wide profit driven bonus programs and higher general and administrative expenses needed to support the Company's growth.

Other income for the quarter was $52,000 compared to $83,000 for last fiscal year's third quarter. Other income year-to-date was $345,000 compared to $206,000 in fiscal 1996. The year-to-date increase is primarily due to foreign currency gains.

The Company's year-to-date effective income tax rate was 29% of pre-tax earnings compared to 27% for the first nine months of fiscal 1996. The increase in the rate is primarily due to the mix between foreign and domestic earnings.


Liquidity and Capital Resources
-------------------------------

Cash decreased during the first nine months of fiscal 1997 by $600,000 primarily from $5,318,000 of capital expenditures and $538,000 of payments on borrowings, offset by cash generated from operations of $4,300,000 and $741,000 of financing from a low interest rate loan with the Pennsylvania Industrial Development authority.

The capital expenditures focused on improved capacity, facility upgrades and the start up of the Company's operation in China.

The Company generated $4,300,000 in cash from operations for the first nine months of fiscal 1997. The $7,629,000 in cash generated from net earnings before depreciation and amortization was offset by increases in inventories and accounts receivable needed to support the growth in sales volume.

The current cash balance will be used for working capital needs, further capital expenditures and possible acquisitions of complementary businesses, products or technologies.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings per share as defined by SFAS No. 128 for net earnings for the three and nine month periods ended March 31, 1997 would have been $.28 and $.81, respectively, and the three and nine month periods ended
March 31, 1996 would have been $.20 and $.50, respectively. The diluted earnings per share as defined by SFAS No. 128 approximates the historically presented earnings per share.


There are certain risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's Form 10-K filed on September 24, 1996.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits.
             --------

               27.01  Financial Data Schedule . . . . Filed herewith.

               99.01  Press release
                      dated April 16, 1997. . . . . . Filed herewith.

         (b) Reports on Form 8-K.
             -------------------

                      On February 12, 1997, the registrant filed a
             report on Form 8-K for the events dated February 10, 1997, covering Items 4 and 7 thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)



Date: May 15, 1997            By:     /s/ Carl J. Johnson
                                 ------------------------------------
                                          Carl J. Johnson
                                 Chairman and Chief Executive Officer


Date: May 15, 1997            By:    /s/ James Martinelli
                                 ------------------------------------
                                         James Martinelli
                                 Treasurer & Chief Financial Officer


                             EXHIBIT INDEX
                             -------------

    Exhibit No.
    ----------

      27.01  Financial Data Schedule. . . . . . . . . Filed herewith.


      99.01  Press release dated April 16, 1997 . . . Filed herewith.