Form 10-K
period 1997-06-30
II-VI INC
filed 1997-09-29
CIK 820318

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          for the fiscal year ended June 30, 1997

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

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 15, 1997, was approximately $129,985,825, based on the closing sale price reported on NASDAQ/NMS for September 15, 1997. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 15, 1997, was 6,899,261.

               Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Parts II and III hereof.


PART I
ITEM 1. BUSINESS
Introduction

     II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. The Company's executive offices and manufacturing facilities are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Its telephone number is 412-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated, its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Incorporated, II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., II-VI VLOC Incorporated, II-VI Optics (Suzhou) Co. Ltd., and II-VI U.K. Limited, as a consolidated operation. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated."

     II-VI Incorporated designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible-light and x-ray/gamma-ray instruments and applications. The Company's infrared products are used in high-power CO2 (carbon dioxide) lasers for industrial processing and for commercial and military sensing systems. The Company's near-infrared and visible-light products are used in industrial, scientific and medical instruments and solid-state (such as YAG and YLF) lasers. Frequency-doubling and single-crystal substrate materials produced by the Company are utilized as building blocks in the emerging blue-light laser market segment. II-VI also is developing and marketing solid-state x-ray and gamma-ray products for the nuclear radiation detection industry. The majority of the Company's revenues are attributable to the sale of optical parts and components for the laser processing industry.

Information Regarding Market Segments and Foreign Operations

     The Company's business comprises one segment, the design, manufacturer and marketing of optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible-light and x-ray/gamma-ray instruments and applications.

     Financial data regarding the Company's revenues, results of operations and export sales for the Company's last three fiscal years is set forth in, and incorporated herein by reference to, the Company's Consolidated Statements of Earnings on page 17 of the II-VI Incorporated 1997 Annual Report (the "Annual Report") and Note H to the Company's Consolidated Financial Statements on page 25 of the Annual Report.

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

     Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO2 and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece.
To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of approximately 55,000 industrial
YAG and CO2 lasers.

Products

     The Company's products include optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible light, X-ray and gamma-ray instruments, and their applications. The Company's infrared products are used in high power CO2 lasers for industrial processing worldwide. The Company's VLOC subsidiary manufactures near-infrared and visible light products used in industrial, scientific and medical instruments and solid-state (such as YAG and YLF) lasers. II-VI is also developing and marketing solid-state X-ray and gamma-ray detector products for the nuclear radiation detection industry through its eV PRODUCTS division. The majority of the Company's revenues are attributable to the sale of optics or optical elements and components for the industrial laser processing industry.

Infrared Optics and Materials

     Reliable operation of high power (1 to 20 kW) CO2 infrared lasers requires high quality, low absorption optical elements. The CO2 laser emits infrared energy at a wavelength of 10.6 micrometers, a wavelength which is optimal for many industrial processes including cutting, welding, drilling and heat treating of various materials such as steel and other metals or alloys, plastics, wood, paper, cardboard, ceramics and numerous composites. This wavelength is also desirable for certain types of medical surgery and for various surveillance and sensing systems that must penetrate adverse atmospheric conditions.

     The Company is a broad line supplier of virtually all of the optics and optical elements used in CO2 lasers and laser systems. The Company supplies a family of standard and custom transmissive, reflective and precision diamond turned optical elements to high power CO2 laser manufacturers, CO2 laser system manufacturers and to the aftermarket as replacement parts. Transmissive optical elements manufactured by the Company are predominately made from Zinc Selenide produced in-house. The Company is one of the two dominant manufacturers in the world of this optical material. The Company's Zinc Selenide capability and its low absorbing, thin film coating technology have earned II-VI a reputation as the quality leader worldwide in this marketplace.

     The Company provides replacement optics and refurbishing services to users of industrial CO2 lasers. The Company sells its infrared replacement optics with a 24-hour shipment guarantee under the trade name of INFRAREADY(registered trademark) optics. Consumable items such as focusing lenses and output couplers are cost effectively refurbished for the Company's aftermarket customers. The aftermarket portion of the Company's business is growing rapidly as industrial laser applications proliferate worldwide.

     The Company supplies Cadmium Zinc Telluride (CdZnTe) substrates primarily to U.S. military and NATO defense suppliers under the trade name EPIReady(registered trademark). These substrates are subsequently processed by the Company's customers into infrared detectors using epitaxial crystal growth and device fabrication techniques. The Company supplies Zinc
Sulfide in the form of domes and windows to military suppliers for Forward Looking InfraRed (FLIR) systems worldwide. A portion of the Company's infrared substrate business involves development programs funded by the Defense Advanced Research Projects Agency (DARPA), Department of Defense (DOD) and other governmental agencies.

YAG Laser Components

     The power levels available from YAG lasers (1 to 3 kW) are increasing while the costs of such lasers are decreasing. These trends are making YAG laser processing more attractive in such high-power YAG applications as the welding of airbag sensors and inflators. Low-power YAG applications include the high speed micro-welding of multi-blade shaving razor assemblies, the welding of heart pacemakers, the precision trimming of resistors in electronic assemblies, and marking or labeling of integrated circuits. The capability to deliver the 1.06 micrometer YAG laser wavelength over flexible, low loss optical fibers has enhanced YAG laser deployment in many applications where complex shapes require versatile beam delivery geometries. A YAG laser requires the same optical elements as the CO2 laser except that they are made of different materials to operate at the YAG laser near-infrared wavelength of 1.06 micrometers.

     The Company supplies a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. The YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Included in the Company's products are refurbished YAG rods sold to the Company's aftermarket customers. The Company offers waveplates, polarizers, lenses, prisms, and mirrors for visible and near-infrared applications. These products control and alter the visible and near-infrared energy and its polarization. The Company offers cavities for use in flashlamp pumped lasers. These cavities are made primarily of samarium doped glass which improves the laser performance.

Nuclear Radiation Detectors

     The nuclear radiation detection market is composed of medical probe and imaging, industrial gauging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics segments. Solid-state CdZnTe nuclear radiation detectors are attractive because of their reduced size, improved tolerance of environmental conditions and lower voltage/current requirements compared to the more traditional scintillator/photomultiplier or cryogenically cooled Germanium devices.

     The use of CdZnTe hand-held probes in the medical field allows the introduction of new cancer location techniques, based on the injection of a radio-labeled antibody that binds to the cancer cells. This allows the surgeon to accurately identify and remove cancerous tissue.

     CdZnTe-based imaging arrays can be used in both the nuclear medical (internal gamma-ray emission) and Radiographic (external X-ray source) fields. In nuclear medicine, the material is patterned with up to 2mm x 2mm pixels and allows the manufacture of a new generation of gamma cameras, offering a much improved position sensitivity and the potential to produce images using lower doses of injected radioactivity. In the Radiographic field, the material is processed into much smaller pixels (<100(m x 100(m) and provides a much improved sensitivity to the higher energy X-rays used in some of the newer diagnostic techniques. It also allows the possibility of direct-readout digital radiography, which allows the doctor to see the relevant part of the body in real time, thus reducing the time delay between X-ray and diagnosis.

     The Company designs and manufactures CdZnTe room-temperature, nuclear radiation detectors combined with custom designed low noise front-end electronics. The
Company believes it has become the leader in room-temperature, direct conversion radiation detectors.

Frequency Doubling and Blue Emitter Materials

     For over a decade, researchers in university, government and industry laboratories have been seeking routes to the fabrication of reliable, solid-state blue light emitters and lasers. Blue light sources are expected to be used in such applications as optical data storage, telecommunications, graphic displays and high density printers. The Company supplies both laser gain and frequency doubling materials which are being used in emerging laser based systems for blue light generation. The Company produces Potassium Niobate based microlaser assemblies which are used by customers to frequency double other light sources, thus producing up to 30 mW of blue light or 50 mW of green light. The Company also produces single crystal Zinc Selenide, a high quality substrate which is being used by customers in the development of blue light lasers.

Fluoride Materials

     Nd:YLF (neodymium doped yttrium lithium fluoride) displays exceptional qualities as a laser material for solid-state lasers. The crystal offers high power laser operation at 1.047 micrometers and 1.053 micrometers with low beam divergence leading to good Q-switched and single mode laser operation. Nd:YLF is used in both flashlamp pumped and diode pumped solid-state lasers. Due to high lasing efficiency, Nd:YLF lasers are suitable for use on the manufacturing floor for scribing, trimming and cutting of semiconductor materials.

     Nd:YLF also lases at 1.313 micrometers. That, along with the 1.047 micrometer wavelength, have attractive applications for use in cable television and other telecommunication applications which require devices with high data rates.

Customers and Markets

Industrial

     The Company's customers include leading industrial OEMs and system manufacturers worldwide in the CO2 and YAG laser machine tool industry. The Company has focused its marketing efforts on growing both high and low power segments of the laser optics marketplace.

     High power CO2 lasers manufactured by the Company's customers are installed on systems that are used for cutting, drilling, welding and marking of materials and heat treating of metals. The Company also sells their products to laser end users which require replacement optics, such as focusing lenses and beam steering mirrors. Users of industrial lasers include a broad range of industries and applications, such as automotive, electrical equipment, packaging, building products, office furniture, garment, airframe or aerospace, consumer electronics, tooling and machinery.

     Low power, sealed CO2 lasers are utilized for both medical and small parts manufacturing, engraving and serialization of products. These small, lightweight, low-cost systems are flexible and provide rapid response for a number of medical and light manufacturing applications.
Manufacturers of these laser sources are high volume optics customers of the Company.

     The Company's YAG component customers' systems are used for marking, scribing, microwelding and precision trimming. A broad range of industries use YAG systems, including medical devices, consumer products, automotive and semiconductors.
The Company offers YAG laser manufacturers both the YAG laser rod and the necessary optics for a complete laser system.

     The Company's customers are developing products incorporating fluoride materials for use in telecommunications, material processing and environmental monitoring.

     The Company is using its close working relationships with its industrial CO2 customers worldwide to increase its YAG component supply market share, since both products are needed by many of the same customers.

Scientific and Military

     The scientific, research and new product development areas of the electro-optics device market are creating many opportunities for the visible, near-infrared and infrared optics and materials produced by the Company. The Company provides high end, high specification components to this group of customers which include products such as aspheric optics, prisms, parabolic reflectors and focusing element assemblies. The Company provides specialty optics and components to instrument manufacturers. II-VI's products are integrated into spectrophotometers, interferometers and distance measuring instruments; scanning mirrors for high resolution color printing; and focusing assemblies for infrared cameras. Quick response, short lead times, high quality products and engineering support are cornerstones of the Company's pursuit of these markets.

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

Manufacturing Processes

Infrared and Visible Optics

     The manufacturing processes for optics include a number of low-cost, automated, high-precision processes that have been developed and documented at the Company's manufacturing sites in Pennsylvania, Florida, Singapore and China. Manufacturing steps for the majority of the Company's optical products include:

Grinding and Polishing. The Company rigorously tests starting materials in the optics fabrication process to assure conformity to specifications for absorption, clarity, stress and purity.
The manufacturing sequence typically involves grinding a part to the desired curvature and precision polishing the optic to the desired high-quality surface shape and finish. The Company has developed specialized processes for fabricating visible, near-infrared, and infrared optics. The Company has state-of-the-art, numerically controlled generating and grinding equipment and automated synchrospeed optical polishing apparatus.

Diamond Turning. The Company's diamond turning of metal mirrors involves state-of-the-art equipment for cutting of flat metal reflectors and turning of contoured spherical or aspherical shapes. The ability to produce spherical and aspherical diffraction-free surfaces, due to a proprietary real-time feedback test system, provides the highest-quality high-power-handling copper reflecting mirrors available in the industry. The Company is currently investing in expansion of this manufacturing unit's capacity as the demand for these products has grown rapidly during the last few years.

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

     The Company's infrared components and materials are made from compounds composed primarily of elements from Groups II and VI of the Periodic Table of the Elements ("II-VI Compounds"). II-VI Compounds, a class of non-hygroscopic (do not absorb water) materials, are leading infrared transmitting materials. Their high infrared transmission efficiency, the key property needed for high-power infrared laser optics, is a result of low infrared absorption. Infrared absorption is low due to the type of bonding that exists within a II-VI crystalline structure and due to the relatively high molecular weights of the most useful II-VI Compounds. The Group II elements used by the Company are Zinc, Cadmium and Mercury, and the Group VI elements used are Sulfur, Selenium and Tellurium.

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

Cadmium Zinc Telluride for Nuclear Radiation Detectors.
The high-pressure vertical Bridgman process is used to grow Cadmium Zinc Telluride for nuclear radiation detectors. This proprietary process produces critical materials which, when mated to hybrid front-end electronics built by the Company, are sold to industrial gauging and other equipment manufacturers. The high-pressure Bridgman process yields products that are cost-competitive with scintillator/ photomultiplier devices.

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

     Company research and development activities focus on developing new proprietary products or on understanding, improving and automating crystal growth, low-damage fabrication or optical thin-film coating technologies. The Company performs commercial prototype and engineering work for customers and, in addition, participates in various government and university research and development consortia. The Company maintains an engineering, research and development staff of eighty-three. Fifty-six of the Company's employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

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

     Company-funded research and development and contract research expenditures totaled approximately $1.4 million, $1.7 million and $3.0 million during fiscal 1995, 1996 and 1997, respectively. Contract research revenues during those respective years totaled approximately $1.2 million, $1.7 million and $2.7 million. The Company has been active in various research and development programs, including the Pennsylvania Ben Franklin Partnership program, the Federal Small Business Innovation Research programs of primarily the Department of Defense agencies and a DARPA-sponsored industry team program focused on infrared materials producibility.

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

     II-VI has a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The significant competitor of the Company in the production of Zinc Selenide is Morton International's Advanced Materials Division. The competitors producing infrared and CO2 laser optics include Laser Power Corporation and Coherent in the United States and Sumitomo in Japan. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and the Crystal Products Group of Union Carbide. The Company is not aware of any currently significant competitors for its Cadmium Zinc Telluride radiation detector product line.

     In addition to competitors who manufacture products similar to those of the Company, there are other technologies or materials that may compete with the Company's products. The markets for the nuclear radiation detector and the frequency doubling and blue emitter materials are in their infancy and could be affected by competing technologies.

Order Backlog

     Order backlog increased 30% to $16.9 million at June 30, 1997 from $12.9 million at June 30, 1996.
Manufacturing orders comprise 83% of the backlog at June 30, 1997, compared to 82% of backlog at June 30, 1996.
All of the manufacturing order backlog at June 30, 1997 is expected to be shipped in fiscal 1998.

Employees

     As of June 30, 1997, the Company employed 568 persons worldwide. Of these employees, 83 were engaged in research, development and engineering, 354 in direct production and the balance in sales and marketing, administration, finance and support services. The Company's production staff includes highly skilled optical craftsmen. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any work stoppages. The Company has a long standing policy of encouraging active employee participation in selected areas of operations management. The Company believes its relations with its employees to be good. The Company rewards its employees with incentive compensation based on achievement of performance goals.

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

     The Company holds four registered trademarks: the II-VI INCORPORATED (registered) name; INFRAREADY OPTICS (registered trademark) for replacement optics for industrial CO2 lasers; EPIREADY (registered trademark) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS (registered trademark) for products manufactured by the Company's eV PRODUCTS division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. The Company is not aware of any interference or opposition to these trademarks in any jurisdiction.

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

International Sales and Operations

     Sales to customers in countries other than the United States accounted for approximately 43% to 47% of revenues in each of the last three fiscal years. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future.
In addition, the Company manufactures products in Singapore and China, and maintains direct sales offices in Japan and the United Kingdom. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales, other than in Japan and the United Kingdom, are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse affect on the Company's business, financial condition or results of operations, by rendering the Company less price-competitive than foreign manufacturers. The Company's sales in Japan and the United Kingdom are denominated in the foreign currency and, accordingly, are affected by fluctuations in exchange rates. The Company generally reduces its exposure in Japan to such fluctuations through forward exchange agreements. The
Company does not engage in the speculative trading of financial derivatives. There can be no assurance, however, that the Company's practices will eliminate the risk of fluctuation in the currency exchange rates.

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

Sustaining and Managing Growth

     The Company is currently undergoing a period of growth and there can be no assurance that such growth can be sustained or managed successfully. This expansion has resulted in a higher fixed cost structure which will require increased revenue in order to maintain historical gross margin and operating margins. There can be no assurance that the Company will obtain the increased orders necessary to generate increased revenue sufficient to cover this higher cost structure. Failure by the Company to manage growth successfully or have the systems and capacities necessary to sustain its growth could have a material adverse affect on the Company's business, results of operations or financial condition. In addition, in connection with any future acquisitions, the Company expects that it will hire additional senior management. There can be no assurance that the Company will be able effectively to achieve growth, including in such new markets, integrate such new personnel or manage any such growth, and failure to do so could have a material adverse effect on the business, results of operations or financial condition of the Company.

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


ITEM 2. PROPERTIES
Facilities

     The Company's headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 90,000-square-foot facility, on 41 acres of land, which was purchased in 1976. In addition, the Company has leases for its manufacturing and office space in Florida, Singapore, China, U.K., and Japan totaling 62,000 square feet, and owns a 13,000-square-foot facility in Florida.

     During fiscal 1997, the Company began construction of a manufacturing facility in Florida that will combine most of the operations of its VLOC subsidiary. This facility is expected to be completed in December of 1997. Additionally, the Company plans to purchase a facility which is currently being leased for the YAG material growth operations. This facility is approximately 18,000 square feet and is expected to be purchased by October 30, 1997.

     The Company has also started construction on a 30,000-square-foot facility in Pennsylvania. This facility, which is located on Company-owned property at its corporate office in Saxonburg, will be used by its eV PRODUCTS manufacturing operation.

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

Executive Officers of the Registrant

     The executive officers of the Company and their respective ages and positions are as follows:

       Name            Age              Position

Carl J.  Johnson       55           Chairman, Chief Executive
                                    Officer and Director

Francis J.  Kramer     48           President, Chief Operating
                                    Officer and Director

Herman E.  Reedy       54           Vice President and
                                    General Manager of
                                    Quality and Engineering

James Martinelli       39           Treasurer and
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

                           High               Low
Fiscal 1997
  First Quarter            $23              $12 3/4
  Second Quarter           $27 1/8          $19 1/2
  Third Quarter            $31 3/4          $22 1/8
  Fourth Quarter           $25 1/4          $16 3/32

Fiscal 1996
  First Quarter            $23              $12 7/8
  Second Quarter           $18              $ 9 1/2
  Third Quarter            $12 5/8          $ 9 3/4
  Fourth Quarter           $16 7/8          $11 5/8

     On September 15, 1997, the last reported sale price for the Common Stock on the NASDAQ National Market was $25 per share. As of such date, there were approximately 700 holders of record of the Common Stock. The Company has not historically paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 13 of the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

     The information required by this item is incorporated by reference from pages 9 through 12 of the Company's 1997
Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages 14 through 26 of the Company's 1997
Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is incorporated by reference to the information set forth on page 13 in the first, second, and third paragraph under the caption "Change in Certifying Accountant" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees", and the information set forth under the caption "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


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

(a)    (1)  The consolidated balance sheets as of June 30, 1997
            and 1996, the consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997, and the notes to consolidated financial statements, presented in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

            The report of Deloitte & Touche LLP, dated August 12,
            1997 on the 1997 financial statements presented in the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

            The report of Alpern, Rosenthal & Company, dated
            August 12, 1996 on the balance sheet as of June 30, 1996 and the consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended
            June 30, 1996, is included herein.

       (2)  Financial Statement Schedule:

            The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 1997 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            Independent Auditors' Report on Schedule II for the year ended June 30, 1997.

            The report of Alpern, Rosenthal & Company, dated
            August 12, 1996 on Schedule II for each of the two years in the period June 30, 1996, is included herein.

            Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended
            June 30, 1997

       (3)  Exhibits.

EXHIBIT NO.                                         REFERENCE

2.01  Merger Agreement and Plan of              Incorporated herein by
      Reorganization by and among               reference is
      II-VI Incorporated, II-VI Lightning       Exhibit 2.01 to the
      Optical Incorporated and Lightning        Company's Report
      Optical Corporation, dated as of          on Form 8-K for the
      February 22, 1996                         event dated
                                                February 22, 1996.

2.02  Registration Rights Agreement dated       Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.02 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

2.03  Escrow Agreement dated                    Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.03 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

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

10.12 II-VI Incorporated Deferred               Incorporated herein by.
      Compensation Plan*                        reference is
                                                Exhibit 10.12 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.

10.13 Trust Under the II-VI Incorporated        Incorporated herein by
      Deferred Compensation Plan*               reference is
                                                Exhibit 10.13 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.

10.14 Description of Bonus Incentive Plan*      Incorporated herein by
                                                reference is
                                                Exhibit 10.14 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.


10.15 Amended and Restated II-VI Incorporated   Incorporated herein by
      Deferred Compensation Plan*               reference is
                                                Exhibit 10.01 to the
                                                Company's Form 10-Q
                                                for the Quarter Ended
                                                December 31, 1996.

10.16 Amended and Restated II-VI Incorporated   Incorporated herein by
      Stock Option Plan of 1990*                reference is
                                                Exhibit 10.01 to the
                                                Company's Form 10-Q
                                                for the Quarter Ended
                                                September 30, 1996.

11.01 Statement of Computation of               Filed herewith.
      Earnings Per Share

13.01 Annual Report to Shareholders             Portions of the 1997
                                                Annual Report are
                                                filed herewith.

21.01 List of Subsidiaries of II-VI             Filed herewith.
      Incorporated

23.01 Consent of Deloitte & Touche LLP          Filed herewith.

23.02 Consent of Alpern, Rosenthal &            Filed herewith.
      Company

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

     (b)  No reports on Form 8-K have been filed during the
 .        fourth quarter of fiscal year 1997.
     (c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.
     (d) The Company hereby filed as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

     With the exception of the information incorporated by reference to the Company's 1997 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7 and 8 of
     Part II and Item 14 of Part IV of this Form 10-K, the Company's 1997 Annual Report to Shareholders is not deemed filed as a part of this Report.


                      SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 II-VI INCORPORATED
September 26, 1997               By:  /s/ Carl J. Johnson
                                 Carl J. Johnson, Chairman and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Principal Executive Officer:
September 26, 1997               By:  /s/ Carl J. Johnson
                                 Carl J. Johnson, Chairman and
                                    Chief Executive Officer
                                         and Director

September 26, 1997               By: /s/ Francis J. Kramer
                                     Francis J. Kramer
                                    President and Chief
                                Operating Officer and Director

                                  Principal Financial
                                and Accounting Officer:
September 26, 1997              By:  /s/ James Martinelli
                                    James Martinelli
                                     Treasurer and
                                Chief Financial Officer

September 26, 1997              By:  /s/ Richard B. Bohlen
                                     Richard B. Bohlen
                                         Director

September 26, 1997              By:  /s/ Thomas E. Mistler
                                     Thomas E. Mistler
                                         Director

September 26, 1997              By:  /s/ Duncan A. J. Morrison
                                    Duncan A. J. Morrison
                                         Director

September 26, 1997              By:  /s/ Peter W. Sognefest
                                      Peter W. Sognefest
                                          Director


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
II-VI Incorporated and Subsidiaries
Saxonburg, Pennsylvania

     We have audited the consolidated balance sheet of II-VI Incorporated and Subsidiaries as of June 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996; such consolidated financial statements are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule II, Valuation and Qualifying Accounts of II-VI Incorporated and Subsidiaries for the years ended June 30, 1996 and 1995, listed in Part IV at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of II-VI Incorporated and Subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
August 12, 1996




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:


     We have audited the consolidated balance sheet of II-VI Incorporated and subsidiaries as of June 30, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated August 12, 1997;
such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement Schedule II, Valuation and Qualifying Accounts, of II-VI Incorporated and subsidiaries for the year ended June 30, 1997. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 12, 1997






                                                    SCHEDULE II

                                     II-VI INCORPORATED AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED JUNE 30, 1995, 1996, AND 1997
                                              (IN THOUSANDS OF DOLLARS)
                                                       Additions
                                                 ------------------------
                                    Balance at                  Charged       Deduction
                                    Beginning     Charged to    to Other        from        Balance at
                                     of Year       Expense      Accounts 1    Reserves 2    End of Year
                                    ---------     ----------    --------      ----------    -----------
YEAR ENDED JUNE 30, 1995:
Allowance for doubtful accounts
   & warranty returns                 $125           $49          $79            $ (8)         $261
YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts
   & warranty returns                 $261           $86          $16            $117          $246
YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts
   & warranty returns                 $246           $45          $35            $ 20          $306
_________
1 Amounts primarily relate to businesses acquired and warranty returns.
2 Uncollectible accounts written off (recovered), net.









EXHIBIT NO.                                         REFERENCE

2.01  Merger Agreement and Plan of              Incorporated herein by
      Reorganization by and among               reference is
      II-VI Incorporated, II-VI Lightning       Exhibit 2.01 to the
      Optical Incorporated and Lightning        Company's Report
      Optical Corporation, dated as of          on Form 8-K for the
      February 22, 1996                         event dated
                                                February 22, 1996.

2.02  Registration Rights Agreement dated       Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.02 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

2.03  Escrow Agreement dated                    Incorporated herein by
      February 22, 1996 by and among certain    reference is
      former shareholders of Lightning Optical  Exhibit 2.03 to the
      Corporation and II-VI Incorporated        Company's Report
                                                on Form 8-K for the
                                                event dated
                                                February 22, 1996.

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

10.12 II-VI Incorporated Deferred               Incorporated herein by.
      Compensation Plan*                        reference is
                                                Exhibit 10.12 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.

10.13 Trust Under the II-VI Incorporated        Incorporated herein by
      Deferred Compensation Plan*               reference is
                                                Exhibit 10.13 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.

10.14 Description of Bonus Incentive Plan*      Incorporated herein by
                                                reference is
                                                Exhibit 10.14 to the
                                                Company's Annual Report
                                                on Form 10-K for the
                                                fiscal year ended
                                                June 30, 1996.


10.15 Amended and Restated II-VI Incorporated   Incorporated herein by
      Deferred Compensation Plan*               reference is
                                                Exhibit 10.01 to the
                                                Company's Form 10-Q
                                                for the Quarter Ended
                                                December 31, 1996.

10.16 Amended and Restated II-VI Incorporated   Incorporated herein by
      Stock Option Plan of 1990*                reference is
                                                Exhibit 10.01 to the
                                                Company's Form 10-Q
                                                for the Quarter Ended
                                                September 30, 1996.

11.01 Statement of Computation of               Filed herewith.
      Earnings Per Share

13.01 Annual Report to Shareholders             Portions of the 1997
                                                Annual Report are
                                                filed herewith.

21.01 List of Subsidiaries of II-VI             Filed herewith.
      Incorporated

23.01 Consent of Deloitte & Touche LLP          Filed herewith.

23.02 Consent of Alpern, Rosenthal &            Filed herewith.
      Company

27.01 Financial Data Schedule                   Filed herewith.

_______
*  Denotes management contract or compensatory plan, contract or arrangement.