Form 10-Q
period 1997-09-30
II-VI INC
filed 1997-11-13
CIK 820318

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For the quarterly period ended, September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the transition period
    from         to           .
         -------   ----------

                Commission File Number:  0-16195


                       II-VI INCORPORATED
      (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                   25-1214948
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

    375 Saxonburg Boulevard
       Saxonburg, PA 16056                    16056
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  412-352-4455

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

At November 6, 1997, 6,815,786 shares of Common Stock, no par value, of the registrant were outstanding.









                  II-VI INCORPORATED AND SUBSIDIARIES
                  -----------------------------------

                                 INDEX
                                 -----

                                                        Page No.
                                                        --------
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements.

        Independent Accountants' Report. . . . . . . . . .   3

        Condensed Consolidated Balance Sheets -
        September 30, 1997 and June 30, 1997 . . . . . . .   4

        Condensed Consolidated Statements of Earnings -
        Three months ended September 30, 1997
        and 1996 . . . . . . . . . . . . . . . . . . . . .   5

        Condensed Consolidated Statements of
        Shareholders' Equity - Three months ended
        September 30, 1997 . . . . . . . . . . . . . . . .   6

        Condensed Consolidated Statements of
        Cash Flows - Three months ended
        September 30, 1997 and 1996. . . . . . . . . . . .   7

        Notes to Condensed Consolidated
        Financial Statements . . . . . . . . . . . . . . .   8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . .  10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .  12





INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries
Saxonburg, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings, shareholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management. The condensed interim financial statements as of September 30, 1996, and the for the three-month period then ended, were reviewed by other accountants whose report dated October 16, 1996 stated thatthey were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of II-VI Incorporated and subsidiaries as of June 30, 1997,and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 12, 1997, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 16, 1997




PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------------------------
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000 except share data)

                                                         September 30,          June 30,
Assets                                                       1997                 1997
                                                         ------------         -----------
Current Assets
      Cash and cash equivalents                            $ 7,097              $10,854
      Accounts receivable - less allowance for doubtful
       accounts of $319 at September 1997 and
       $306 at June 1997                                    12,272               10,808
      Inventories                                            8,836                8,129
      Deferred income taxes                                    439                  428
      Prepaid and other current assets                         658                  563
                                                           -------              -------
          Total Current Assets                              29,302               30,782

Property, Plant & Equipment, net                            23,577               19,631
Other Assets                                                 4,016                4,099
                                                           -------              -------
                                                           $56,895              $54,512
                                                           =======              =======

Liabilities and Shareholders' Equity

Current Liabilities
      Notes payable                                        $   776              $   590
      Accounts payable                                       2,906                3,207
      Accrued salaries, wages and bonuses                    2,047                3,740
      Income taxes payable                                     852                   80
      Accrued profit sharing contribution                      220                  740
      Other current liabilities                              1,021                1,264
      Current portion of long-term debt                         70                   72
                                                           -------              -------
          Total Current Liabilities                          7,892                9,693

Long-Term Debt--less current portion                         2,651                  684

Deferred Income Taxes                                        1,683                1,613

Commitments & Contingencies                                      -                    -

Shareholders' Equity
      Preferred stock, no par value; authorized -
      5,000,000 shares; unissued                                 -                    -
      Common stock, no par value; authorized
      - 30,000,000 shares; issued - 6,815,286 shares at
      September 1997; 6,802,946 shares at June 1997         18,117               18,072
      Foreign currency translation                              60                   70
      Retained earnings                                     27,254               25,142
                                                           -------              -------
                                                            45,431               43,284
Less treasury stock, at cost - 384,440 shares at
September 1997 and June 1997                                   762                  762
                                                           -------              -------
                                                            44,669               42,522
                                                           -------              -------
                                                           $56,895              $54,512
                                                           =======              =======

[FN]
-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                   Three Months Ended
                                                      September 30,
                                                   1997            1996
                                                 --------        --------
Revenues

Net sales:
    Domestic                                     $ 7,793         $ 6,772
    International                                  7,087           4,820
                                                 -------         -------
                                                  14,880          11,592
Contract research and development                    639             518
                                                 -------         -------
                                                  15,519          12,110
                                                 -------         -------

Costs, Expenses & Other Income

Cost of goods sold                                 8,305           6,348
Contract research and development                    471             395
Internal research and development                    300             124
Selling, general and administrative                3,450           3,030
Other income - net                                   (17)           (125)
                                                 -------         -------
                                                  12,509           9,772
                                                 -------         -------

Earnings Before Income Taxes                       3,010           2,338

Income Taxes                                         898             678
                                                 -------         -------

Net Earnings                                     $ 2,112         $ 1,660
                                                 =======         =======

Earnings Per Share                               $  0.32         $  0.25
                                                 =======         =======

[FN]
-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(000)

                                         Common Stock      Cumulative             Treasury Stock
                                        ---------------    Translation  Retained  ----------------
                                        Shares  Amount     Adjustment   Earnings  Shares   Amount    Total
                                        ------  -------    -----------  --------  ------- --------  -------
Balance--July 1, 1997                   6,803   $18,072    $        70  $ 25,142    384   $   762   $42,522
Shares issued under stock option plan      12        45              -         -      -         -        45
Net earnings for the quarter                -         -              -     2,112      -         -     2,112
Translation adjustment                      -         -            (10)        -      -         -       (10)
                                        -----   -------    -----------  --------  ------- --------  -------
Balance-- September 30, 1997            6,815   $18,117    $        60  $ 27,254    384   $   762   $44,669
                                        =====   =======    ===========  ========  ======= ========  =======

[FN]

-See notes to condensed consolidated financial statements.





II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                        Three Months Ended
                                                          September 30,
                                                        1997         1996
                                                       -------      -------
Cash Flows from Operating Activities
   Net earnings                                        $ 2,112      $ 1,660
   Adjustments to reconcile net earnings to net
   cash (used in) provided by operating activities:
       Depreciation and amortization                     1,061          816
       Loss on foreign currency transactions               204           67
       Deferred income taxes                                59            -
       Increase (decrease) in cash from changes in:
         Accounts receivable                            (1,834)        (456)
         Inventories                                      (860)        (525)
         Accounts payable                                  (95)          43
         Accrued salaries, wages and bonuses            (1,670)      (1,336)
         Accrued profit sharing contribution              (519)        (349)
         Income taxes payable                              772          343
         Other operating net assets                       (188)        (132)
                                                        -------      -------
Net cash (used in) provided by operating activities       (958)         131
                                                        -------      -------

Cash Flows from Investing Activities
   Additions to property, plant & equipment             (4,926)      (1,407)
   Additions in other assets                                 2           (9)
                                                        -------      -------
   Net cash used in investing activities                (4,924)      (1,416)
                                                        -------      -------

Cash Flows from Financing Activities
   Net change in notes payable                             205         (202)
   Proceeds from long-term borrowings                    1,980          741
   Payments on long-term borrowings                        (15)          (6)
   Proceeds from sale of common stock                       45           66
                                                        -------      -------
   Net cash provided by financing activities             2,215          599
                                                        -------      -------
   Effect of exchange rate changes on cash
   and cash equivalents                                    (90)        (125)
                                                        -------      -------

Net decrease in cash and cash equivalents               (3,757)        (811)

Cash and Cash Equivalents at Beginning of Period        10,854        9,417
                                                        -------      -------

Cash and Cash Equivalents at End of Period             $ 7,097      $ 8,606
                                                        =======      =======

[FN]

-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note A  -  Basis of Presentation

The condensed consolidated financial statements for the three month periods ended September 30, 1997 and 1996 are unaudited.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1997 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


Note B  -  Inventories  ($000)

The components of inventories are as follows:

                          September 30,     June 30,
                             1997             1997
                          -------------     --------
Raw materials             $   3,540         $ 3,083
Work in progress              2,175           1,992
Finished goods                3,121           3,054
                          -------------     --------
                          $   8,836         $ 8,129
                          =============     ========


Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                               September 30,     June 30,
                                  1997            1997
                               -------------     --------
Land and land improvements     $   1,033         $   876
Buildings and improvements        10,936           8,073
Machinery and equipment           29,798          27,893
                               -------------     --------
                                  41,767          36,842
Less accumulated depreciation     18,190          17,211
                               -------------     --------
                               $  23,577         $19,631
                               =============     ========



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note D  - Debt

In September 1997, the Company secured a $1,980,000 low interest rate loan from PNC Bank. The terms of the loan call for the entire principal amount to be paid on September 25, 2002. Interest payments are payable semi-annually from the inception of the loan at a rate equal to the lesser of the floating rate or the maximum rate as defined in the loan agreement. The floating rate is equal to the Euro-Rate plus 1.49% and the maximum rate is 3.74%.


Note E  - New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. Basic earnings per share as defined by SFAS No. 128 for the three month periods ended September 30, 1997 and 1996 would have been $.33 and $.26, respectively. Dilutive earnings per share as defined by SFAS No. 128 approximates the historically presented earnings per share.

















Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings for the first quarter of fiscal 1998 were $2,112,000 ($0.32 per share) on revenues of $15,519,000.
This compares to net earnings of $1,660,000 ($0.25 per share) on revenues of $12,110,000 in the first quarter of fiscal 1997.
The increased earnings were driven by increased revenue volume.

Order bookings for the first quarter of fiscal 1998 were $16,050,000 compared to $12,927,000 for the same period last fiscal year, an increase of 24%. Included in bookings were contract research and development bookings for the first quarter of fiscal year 1998 of $90,000 compared to $1,104,000 for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings increased 35% to $15,960,000 for the quarter from $11,823,000 for the same period last year. Approximately 60% of the increase was attributable to bookings for infrared optics and materials and the remainder for products manufactured by the Company's VLOC subsidiary.

Total revenues for the first quarter of fiscal 1998 increased 28% to $15,519,000 compared to $12,110,000 for the same period last fiscal year. Nearly 80% of the increase in revenues was attributable to shipments of infrared optics and materials, while increased shipments from the Company's VLOC subsidiary accounted for the remainder of the increase.

Manufacturing gross margin for the first quarter of fiscal 1998 was $6,575,000 or 44% of net sales compared to $5,244,000 or 45% of net sales for the first quarter of fiscal 1997. The decrease in manufacturing gross margin was due to the strengthening of the U.S. dollar against foreign currencies and increased expenses in the Company's eV PRODUCTS division due to the expansion in operations required to fulfill a major order from Neoprobe Corporation.

Selling, general and administrative expenses for the first quarter of fiscal 1998 were $3,450,000 or 22% of revenues compared to $3,030,000 or 25% of revenues for last fiscal year's first quarter. The increase in expense is attributable to higher general and administrative expenses needed to support the Company's growth and higher compensation expense associated with the Company's world-wide profit driven bonus programs.




Other income decreased by $108,000 in the first quarter of fiscal 1998 in comparison to last fiscal year's first quarter due to foreign currency translation losses and lower investment earnings on reduced cash balances. The lower cash balance is primarily due to increased capital spending.

The Company's first quarter fiscal 1998 effective income tax rate is 30%, which is slightly higher than 29% for last fiscal year's first quarter. This increase is due to a higher percentage of earnings generated from U.S. operations.


Liquidity and Capital Resources

Cash decreased during the first quarter of fiscal 1998 by $3,757,000 primarily due to $4,926,000 in capital expenditures and payment of compensation costs relating to the Company's fiscal 1997 world-wide profit-driven bonus and retirement programs, partially offset by proceeds from a long-term loan.

The capital expenditures focused on increasing capacity and included the construction costs incurred for a new 45,000 square foot manufacturing facility at the Company's VLOC subsidiary in Florida and a 30,000 square foot manufacturing facility for the Company's eV PRODUCTS division in Pennsylvania.

The Company used $958,000 in cash from operations for the first quarter of fiscal 1998. The $3,173,000 in cash generated from net earnings before depreciation and amortization for the quarter was offset by the payment of compensation costs relating to the Company's fiscal 1997 world-wide profit-driven bonus and retirement programs, and increases in accounts receivable and inventories needed to support the growth in sales volume.

The current cash balance, which includes a $1,980,000 low interest rate loan from PNC, as well as cash provided by operations during the remainder of fiscal year 1998, will be used for working capital needs, further capital expenditures on facilities and equipment, scheduled debt payments, and possible acquisitions of complementary businesses, products, or technologies.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures and scheduled debt payments from internally generated funds and existing cash reserves. The Company's ability to fund future capital needs from internally generated funds and existing cash reserves could differ from these statements if worldwide economic conditions change, competitive conditions intensify, technology problems emerge, and/or if suitable acquisitions of technologies or businesses cannot be consummated.

There are certain risk factors that could affect the Company's business, results of operations or financial condition.
Investors are encouraged to review the risk factors set forth in the Company's 1997 Form 10-K filed on September 29, 1997.











                 PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.
     --------

     11.01  Statement of Computation of
            Earnings Per Share. . . . . . . . . . . . Filed herewith.

     15.01  Accountant's awareness letter dated
            November 13, 1997 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.

 (b)  Reports on Form 8-K.

            None



































     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                                  (Registrant)




Date: November 13, 1997         By: /s/ Carl J. Johnson
                                     Carl J. Johnson
                           Chairman and Chief Executive Officer




Date: November 13, 1997         By: /s/ James Martinelli
                                    James Martinelli
                           Treasurer & Chief Financial Officer


































                        EXHIBIT INDEX



Exhibit No.


     11.01  Statement of Computation of
            Earnings Per Share. . . . . . . . . . . . Filed herewith.

     15.01  Accountant's acknowledgment letter dated
            November 13, 1997 . . . . . . . . . . . . Filed herewith.

     27.01  Financial Data Schedule . . . . . . . . . Filed herewith.