Form 10-Q
period 1997-12-31
II-VI INC
filed 1998-02-17
CIK 820318

FORM 10-Q


            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997

[ ]  Transition report pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 for the transition
     period from            to           .
                 ----------    ----------

     Commission File Number:  0-16195


                 II-VI INCORPORATED
(Exact name of registrant as specified in its charter)

          PENNSYLVANIA                       25-1214948
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

      375 Saxonburg Boulevard
        Saxonburg, PA 16056                  16056
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:
                 724-352-4455

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

At February 6, 1998, 6,826,386 shares of Common Stock, no par value, of the registrant were outstanding.






                II-VI INCORPORATED AND SUBSIDIARIES


                               INDEX



                                                    Page No.


PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements:

Independent Accountants' Report. . . . . . . . . . . . . 3

Consolidated Balance Sheets -- December 31, 1997
and June 30, 1997. . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Earnings -- Three and
six months ended December 31, 1997 and 1996. . . . . . . 5

Consolidated Statements of Cash Flows -- Six months
ended December 31, 1997 and 1996 . . . . . . . . . . . . 7

Notes to Consolidated Financial Statements . . . . . . . 8


Item 2.  Management's Discussion and Analysis
         of Financial Condition
         and Results of Operations. . . . . . . . . . . 10



PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote
          of Security-Holders . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . 12













                                    2
INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries
Saxonburg, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of II-VI Incorporated and subsidiaries as of December 31, 1997 and the related consolidated statements of earnings for the three-month and six-month periods then ended and the related consolidated statements of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management. The interim financial statements as of December 31, 1996, and for the three-month and six-month periods then ended, were reviewed by other accountants whose report dated January 20, 1997 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of II-VI Incorporated and subsidiaries as of June 30, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended
(not presented herein); and in our report dated August 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 19, 1998
                                   3
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------------------------
II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($000)

                                                         December 31,          June 30,
                                                             1997                1997
                                                         ------------         -----------

Assets

Current Assets
  Cash and cash equivalents                              $    2,673           $  10,854
  Accounts receivable - net                                  11,912              10,808
  Inventories                                                 9,672               8,129
  Other current assets                                        1,080                 991
                                                         ----------           ---------
    Total Current Assets                                     25,337              30,782

Property, Plant & Equipment, net                             28,558              19,631
Other Assets                                                  3,934               4,099
                                                         ----------           ---------
                                                         $   57,829           $  54,512
                                                         ==========           =========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                          $     595            $     590
  Accounts payable                                           2,138                3,207
  Accrued salaries, wages and bonuses                        2,535                3,740
  Income taxes payable                                           -                   80
  Accrued profit sharing contribution                          427                  740
  Other current liabilities                                  1,099                1,264
  Current portion of long-term debt                             68                   72
                                                         ---------            ---------
    Total Current Liabilities                                6,862                9,693

Long-Term Debt--less current portion                         2,637                  684

Deferred Income Taxes                                        1,679                1,613

Commitments & Contingencies                                      -                    -

Shareholders' Equity
  Preferred stock, no par value; authorized -
    5,000,000 shares; unissued                                   -                    -
  Common stock, no par value; authorized - 30,000,000
    shares; issued - 6,822,386 shares at December 1997,
    6,802,946 shares at June 1997                           18,297               18,072
Foreign currency translation                                    78                   70
Retained earnings                                           29,038               25,142
                                                         ---------            ---------
                                                            47,413               43,284

Less treasury stock, at cost - 384,440 shares at
  December 1997 and at June 1997                               762                  762
                                                         ---------            ---------
                                                            46,651               42,522
                                                         ---------            ---------
                                                         $  57,829            $  54,512
                                                         ==========           =========

[FN]
-See notes to consolidated financial statements.
                                          4

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                   Three Months Ended
                                                      December 31,
                                                   1997            1996
                                                 --------        --------

Revenues

Net Sales:

  Domestic                                       $ 8,017         $ 6,531
  International                                    6,364           4,984
                                                 --------        --------
                                                  14,381          11,515
Contract research and development                    677             675
                                                 --------        --------
                                                  15,058          12,190
                                                 --------        --------

Costs, Expenses & Other Expense (Income)

Cost of goods sold                                 7,799           6,264
Contract research and development                    523             468
Internal research and development                    345             260
Selling, general and administrative                3,652           2,951
Other expense (income) - net                         200            (168)
                                                 --------        --------
                                                  12,519           9,775
                                                 --------        --------

Earnings Before Income Taxes                       2,539           2,415
Income Taxes                                         755             700
                                                 --------        --------

Net Earnings                                     $ 1,784         $ 1,715
                                                 ========        ========

Basic Earnings Per Share                         $  0.28         $  0.27
                                                 ========        ========

Diluted Earnings Per Share                       $  0.27         $  0.25
                                                 ========        ========

[FN]
-See notes to consolidated financial statements.
                                          5




II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                    Six Months Ended
                                                      December 31,
                                                   1997            1996
                                                 --------        --------

Revenues

Net Sales:
  Domestic                                       $ 15,810        $ 13,303
  International                                    13,451           9,804
                                                 --------        --------
                                                   29,261          23,107
Contract research and development                   1,316           1,193
                                                 --------        --------
                                                   30,577          24,300
                                                 --------        --------

Costs, Expenses & Other Expense (Income)

Cost of goods sold                                 16,103          12,612
Contract research and development                     994             863
Internal research and development                     645             384
Selling, general and administrative                 7,102           5,981
Other expense (income) - net                          183            (293)
                                                 --------        --------
                                                   25,027          19,547
                                                 --------        --------

Earnings Before Income Taxes                        5,550           4,753

Income Taxes                                        1,654           1,378
                                                 --------        --------

Net Earnings                                     $  3,896        $  3,375
                                                 ========        ========

Basic Earnings Per Share                         $   0.61        $   0.53
                                                 ========        ========

Diluted Earnings Per Share                       $   0.58        $   0.50
                                                 ========        ========

[FN]
-See notes to consolidated financial statements.
                                          6




II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                         Six Months Ended
                                                           December 31,
                                                        1997         1996
                                                       -------      -------


Cash Flows from Operating Activities
  Net earnings                                         $ 3,896      $ 3,375
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                        2,153        1,663
    Loss/(gain) on foreign currency transactions           478          (19)
    Deferred income taxes                                  (31)         (54)
  Increase (decrease) in cash from changes in:
    Accounts receivable                                 (1,519)         224
    Inventories                                         (1,955)      (1,307)
    Accounts payable                                      (621)         515
    Accrued salaries, wages and bonuses                 (1,156)        (773)
    Accrued profit sharing contribution                   (313)        (210)
    Income taxes payable                                   (72)         (10)
    Other operating net assets                             174          (69)
                                                        -------      -------
  Net cash provided by operating activities              1,034        3,335
                                                        -------      -------

Cash Flows from Investing Activities
  Additions to property, plant & equipment             (10,917)      (3,550)
  Net change in other assets                                 2          (87)
                                                        -------      -------
  Net cash used in investing activities                (10,915)      (3,637)
                                                        -------      -------

Cash Flows from Financing Activities
  Net change in notes payable                               76         (388)
  Proceeds from long-term borrowings                     1,980          741
  Payments on long-term borrowings                         (31)         (21)
  Proceeds from sale of common stock                        83          130
                                                       -------      -------
  Net cash provided by financing activities              2,108          462
                                                       -------      -------

  Effect of exchange rate changes on cash and cash
    equivalents                                           (408)        (188)
                                                       -------      -------

Net decrease in cash and cash equivalents               (8,181)         (28)

Cash and Cash Equivalents at Beginning of Period        10,854        9,417
                                                       -------      -------

Cash and Cash Equivalents at End of Period             $ 2,673      $ 9,389
                                                       =======      =======

[FN]
-See notes to consolidated financial statements.
                                          7

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The consolidated financial statements for the three and six month periods ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1997 Annual Report to the shareholders. The consolidated results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note B  - Inventories  ($000)

The components of inventories are as follows:

                          December 31,       June 30,
                             1997             1997
                          ------------     ------------

Raw materials             $   3,701        $   3,083
Work in progress              2,585            1,992
Finished goods                3,386            3,054
                          ------------     ------------
                          $   9,672        $   8,129
                          ============     ============

Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                             December 31,       June 30,
                                1997             1997
                             ------------     ------------
Land and land improvements   $   2,048        $    876
Buildings and improvements      12,878           8,073
Machinery and equipment         32,828          27,893
                             ------------     ------------
                                47,754          36,842

Less accumulated depreciation   19,196          17,211
                             ------------     ------------
                             $  28,558        $ 19,631
                             ============     ============


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued

Note D  - Credit Facilities

In September 1997, the Company secured a $1,980,000 low interest rate loan from a bank. The terms of the loan call for the entire principal amount to be paid on September 25, 2002. Interest payments are payable semi-annually from the inception of the loan at a rate equal to the lesser of the floating rate or the maximum rate as defined in the loan agreement. The floating rate is equal to the Euro-Rate plus 1.49% and the maximum rate is 3.74%.

On December 31, 1997, the Company entered into a $10.0 million unsecured, line of credit with PNC Bank which will expire December 30, 1998. Borrowings under the line of credit will bear interest at a rate equal to the Euro-Rate plus .75%. The interest rate in effect as of December 31, 1997 was 6.56%.

Note E - Earnings Per Share

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. This statement requires restatement of all prior period earnings per share data presented.

                                           For the Three Months Ended December 31,
                                         1997                                 1996
                        ------------------------------------- -------------------------------------
                          Income        Shares      Per-Share   Income        Shares      Per-Share
                        (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                        ---------------------------------------------------------------------------

Basic EPS               $1,784,000     6,432,246     $ 0.28   $1,715,000     6,338,953     $ 0.27

Effect of Dilutive
Securities -
Options outstanding          -           255,293                   -           460,712
                        ----------   -------------            ----------   -------------

Diluted EPS             $1,784,000     6,687,539     $ 0.27   $1,715,000     6,799,665     $ 0.25
                        ==========   =============  ========  ==========   =============  ========


                                           For the Six Months Ended December 31,
                                         1997                                 1996
                        ------------------------------------- -------------------------------------
                          Income        Shares      Per-Share   Income        Shares      Per-Share
                        (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                        ---------------------------------------------------------------------------


Basic EPS               $3,896,000     6,426,406     $ 0.61   $3,375,000     6,325,726     $ 0.53

Effect of Dilutive
Securities -
Options outstanding          -           256,678                   -           435,769
                        ----------   -------------            ----------   -------------

Diluted EPS             $3,896,000     6,683,084     $ 0.58   $3,375,000     6,761,495     $ 0.50
                        ==========   =============  ========  ==========   =============  ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations

Net earnings for the second quarter of fiscal 1998, ended December 31, 1997, were $1,784,000 ($0.27 per share -
diluted) on revenues of $15,058,000. This compares to net earnings of $1,715,000 ($0.25 per share - diluted) on revenues of $12,190,000 in the second quarter of fiscal 1997. For the six months ended December 31, 1997, net earnings were $3,896,000 ($0.58 per share - diluted) on revenues of $30,577,000. This compares with net earnings of $3,375,000 ($0.50 per share - diluted) on revenues of $24,300,000 for the same period last fiscal year. The increased earnings were driven by increased revenue volume.

Order bookings for the second quarter were $16,825,000 compared to $13,894,000 for the same period last fiscal
Year, a 21% increase. Year-to-date order bookings grew by 23% to $32,875,000 from $26,821,000 last fiscal year.
Commercial orders for infrared optics and materials accounted for approximately 80% of the quarter and year-to-date increases.

Manufacturing revenues for the second quarter were $14,381,000 compared to $11,515,000 for the same period last fiscal year, a 25% increase. Year-to-date manufacturing revenues grew by 27% to $29,261,000 from $23,107,000 last fiscal year. These increases are the result of increased shipments in all of the markets served by the Company.

Manufacturing gross margin for the second quarter was $6,582,000 or 46% of revenues compared to $5,251,000 or 46%
of revenues for the second quarter of fiscal 1997.
Manufacturing gross margin year-to-date was $13,158,000 or 45% of revenues compared to $10,495,000 or 45% of revenues in fiscal 1997.

Selling, General and Administrative expenses for the second quarter were $3,652,000 or 24% of revenues compared to $2,951,000 or 24% of revenues for last fiscal year's second quarter. Selling, General and Administrative expenses year-to-date were $7,102,000 or 23% of revenues compared to $5,981,000 or 25% of revenues in fiscal 1997. The increase in expenses is attributable to higher general and administrative expenses needed to support the Company's growth and higher compensation expense associated with the Company's world-wide profit-driven bonus programs.

Other expense for the second quarter was $200,000 compared to other income of $168,000 for last fiscal year's second quarter. Other expense year-to-date was $183,000 compared to other income of $293,000 in fiscal 1997. The quarter and year-to-date fluctuations are due to foreign currency translation losses as a result of the decline of the Singapore dollar against the U.S. dollar and lower interest income resulting from lower cash balances. The lower cash balance was primarily due to increased capital spending.

The Company's year-to-date effective tax rate was 30% of pre-tax earnings which was slightly higher than the 29% effective rate for fiscal 1997. This increase is due to a higher percentage of earnings generated from U.S.
operations.

Liquidity and Capital Resources

Cash decreased during the first six months of fiscal 1998 by $8,181,000 primarily due to $10,917,000 in capital expenditures and payment of compensation costs relating to the Company's fiscal 1997 world-wide profit-driven bonus and retirement programs, partially offset by proceeds from a long-term loan.

The capital expenditures focused on increasing capacity and included the construction costs incurred for a new 45,000 square foot manufacturing facility at the Company's VLOC subsidiary in Florida and a new 30,000 square foot manufacturing facility for the Company's eV PRODUCTS division in Pennsylvania.

The Company generated $1,034,000 in cash from operations for the first six months of fiscal 1998. The $6,049,000 in cash generated from net earnings before depreciation and amortization year-to-date was offset by the payment of compensation costs relating to the Company's fiscal 1997 world-wide profit-driven bonus and retirement programs and increases in accounts receivable and inventories needed to support the growth in sales volume.

Historically, the Company has funded growth from cash flow from operations and, to a lesser extent, borrowings. In the first six months of fiscal 1998, in addition to cash generated from operations, the Company executed a $1,980,000 loan from PNC and entered into a $10.0 million unsecured line of credit. The December 31, 1997 cash balance, in addition to these external sources of funding, will be used for working capital needs, further capital expenditures, scheduled debt payments and other general corporate business purposes. Capital expenditures for the second half of fiscal 1998 are estimated to be $11.6 million with continued focus on expanding capacity and process automation.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures and scheduled debt payments from internally generated funds and existing cash reserves. The Company's ability to fund future capital needs from internally generated funds and existing cash reserves could differ from these statements if world-wide economic conditions change, competitive conditions intensify, technology problems emerge, and/or if suitable acquisitions of technologies or businesses cannot be consummated.

There are certain risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's 1997 Form 10-K filed on September 29, 1997.



PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On November 7, 1997, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were the election of two directors, the ratification of the selection of Deloitte & Touche LLP as auditors for the year ending June 30, 1998 and the approval of the II-VI Incorporated Stock Option Plan of 1997.

Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 6,056,402.

                        Votes For         Votes Withheld
                        ---------         --------------
Richard W. Bohlen       5,820,717            229,266
Duncan A.J. Morrison    5,822,736            227,166

The total number of votes cast for the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 1998 was 6,056,402 with 6,015,062 votes for, 13,082 votes against and 28,258 votes abstaining.

The total number of votes cast for the ratification of the approval of the II-VI Incorporated Stock Option Plan of 1997 was 4,945,195 with 4,071,232 votes for, 830,875 votes against and 43,088 votes abstaining.

There were no broker non-votes on these three matters.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a)  Exhibits.
     --------

10.01  II-VI Incorporated 1997 Incentive         Incorporated herein
       Stock Option Plan                         by reference is
                                                 Exhibit A to the
                                                 Registrant's Proxy
                                                 Statement from the
                                                 Annual Meeting of
                                                 Shareholders held on
                                                 November 7, 1997.


10.02  Agreement by and between PNC Bank,        Filed herewith.
       National Association and II-VI
       Incorporated for Committed Line of
       Credit (including credit note) and
       Japanese Yen Term Loan


15.01  Accountant's awareness letter dated       Filed herewith.
       February 13, 1998


27.01  Financial Data Schedule                   Filed herewith.

(b)  Reports on Form 8-K.

       None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                                  (Registrant)




Date: February 14, 1998        By: /s/ Carl J. Johnson
                                     Carl J. Johnson
                           Chairman and Chief Executive Officer




Date: February 14, 1998        By: /s/ James Martinelli
                                    James Martinelli
                           Treasurer & Chief Financial Officer





                           EXHIBIT INDEX



Exhibit No.



10.01  II-VI Incorporated 1997 Incentive         Incorporated herein
       Stock Option Plan                         by reference is
                                                 Exhibit A to the
                                                 Registrant's Proxy
                                                 Statement from the
                                                 Annual Meeting of
                                                 Shareholders held on
                                                 November 7, 1997.


10.02  Agreement by and between PNC Bank,        Filed herewith.
       National Association and II-VI
       Incorporated for Committed Line of
       Credit (including credit note) and
       Japanese Yen Term Loan


15.01  Accountant's awareness letter dated
       February 13, 1998                         Filed herewith.


27.01  Financial Data Schedule                   Filed herewith.

