Form 10-Q
period 1998-03-31
II-VI INC
filed 1998-05-14
CIK 820318

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


[X]	Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

            For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period
from         to         .
     -------    -------

                Commission File Number:  0-16195


                         II-VI INCORPORATED
         (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                      25-1214948
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

     375 Saxonburg Boulevard
           Saxonburg, PA                      16056
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

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

At May 8, 1998, 6,834,086 shares of Common Stock, no par value, of the registrant were outstanding.


                 II-VI INCORPORATED AND SUBSIDIARIES
                 ------------------------------------

                                INDEX
                                -----




                                                Page No.


PART 1 -  FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Independent Accountants' Report. . . . . 3

          Consolidated Balance Sheets -
          March 31, 1998 and June 30, 1997 . . . . 4

          Consolidated Statements of Earnings -
          Three and nine months ended
          March 31, 1998 and 1997. . . . . . . . . 5

          Consolidated Statements of
          Cash Flows - Nine months ended
          March 31, 1998 and 1997. . . . . . . . . 7

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



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K. . . . 12



                   INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:


We have reviewed the accompanying consolidated balance sheet of II-VI Incorporated and subsidiaries as of March 31, 1998 and the related consolidated statements of earnings for the three-month and nine-month periods then ended and the related consolidated statement of cash flows for the nine-month period then ended.
These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 15, 1998


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($000)

                                          March 31,        June 30,
                                            1998             1997
                                          --------         --------
Assets
Current Assets
  Cash and cash equivalents              $  2,136         $ 10,854
  Accounts receivable - net                13,687           10,808
  Inventories                              10,133            8,129
  Other current assets                      1,977              991
                                         --------         --------
    Total Current Assets                   27,933           30,782

Property, Plant & Equipment, net           33,736           19,631
Other Assets                                3,852            4,099
                                         --------         --------
                                         $ 65,521         $ 54,512
                                         ========         ========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                          $  4,980         $    590
  Accounts payable                          2,563            3,207
  Accrued salaries, wages and bonuses       3,138            3,740
  Income taxes payable                          -               80
  Accrued profit sharing contribution         611              740
  Other current liabilities                 1,083            1,264
  Current portion of long-term debt            69               72
                                         --------         --------
    Total Current Liabilities              12,444            9,693

Long-Term Debt--less current portion        2,620              684

Deferred Income Taxes                       1,679            1,613

Commitments & Contingencies                     -                -

Shareholders' Equity
  Preferred stock, no par value;
    authorized - 5,000,000 shares; unissued     -                -
  Common stock, no par value;
    authorized - 30,000,000
    shares; issued - 6,834,086 shares
    at March 31, 1998, 6,802,946 shares
    at June 30, 1997                       18,478           18,072
  Foreign currency translation                241               70
  Retained earnings                        30,821           25,142
                                         --------         --------
                                           49,540           43,284

  Less treasury stock, at cost
      384,440 shares                          762              762
                                         --------         --------
                                           48,778           42,522
                                         --------         --------
                                         $ 65,521         $ 54,512
                                         ========         ========

[FN]
-See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Three Months Ended
                                                   March 31,
                                            1998            1997
                                          -------         ------
Revenues

Net Sales:
  Domestic                                $ 7,954        $ 7,047
  International                             7,781          6,072
                                          -------        -------
                                           15,735         13,119
Contract research and development             495            532
                                          -------         ------
                                           16,230         13,651
                                          -------         ------


Costs, Expenses & Other Expense (Income)

Cost of goods sold                          9,101          7,287
Contract research and development             382            404
Internal research and development             516            312
Selling, general and administrative         3,727          3,210
Other expense (income) - net                  (41)           (52)
                                          -------         ------
                                           13,685         11,161
                                          -------         ------

Earnings Before Income Taxes                2,545          2,490

Income Taxes                                  762            722
                                          -------         ------

Net Earnings                             $  1,783       $  1,768
                                          =======        =======

Basic Earnings Per Share                 $   0.28       $   0.28
                                          =======        =======

Diluted Earnings Per Share               $   0.27       $   0.27
                                          =======        =======

[FN]
-See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Nine Months Ended
                                                   March 31,
                                            1998            1997
                                          -------        -------
Revenues

Net Sales:
  Domestic                                $23,764        $20,350
  International                            21,232         15,876
                                          -------        -------
                                           44,996         36,226
Contract research and development           1,811          1,725
                                          -------        -------
                                           46,807         37,951
                                          -------        -------


Costs, Expenses & Other Expense (Income)

Cost of goods sold                         25,204         19,899
Contract research and development           1,376          1,267
Internal research and development           1,161            696
Selling, general and administrative        10,829          9,191
Other expense (income) - net                  142           (345)
                                          -------        -------
                                           38,712         30,708
                                          -------        -------

Earnings Before Income Taxes                8,095          7,243

Income Taxes                                2,416          2,100
                                          -------        -------

Net Earnings                              $ 5,679        $ 5,143
                                          =======        =======

Basic Earnings Per Share                  $  0.88        $  0.81
                                          =======        =======

Diluted Earnings Per Share                $  0.85        $  0.78
                                          =======        =======

[FN]
-See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($000)

                                             Nine Months Ended
                                                  March 31,
                                             1998           1997
                                            -------       ------
Cash Flows from Operating Activities
  Net earnings                              $ 5,679       $5,143
  Adjustments to reconcile
  net earnings to net cash provided
  by operating activities:
    Depreciation and amortization             3,073        2,486
    Loss (gain) on foreign currency
     transactions                               383         (286)
    Deferred income taxes                       (31)         (67)

  Increase (decrease) in cash from changes in:
    Accounts receivable                      (3,337)      (1,100)
    Inventories                              (2,308)      (1,923)
    Accounts payable                           (118)         331
    Accrued salaries, wages and bonuses        (559)        (222)
    Accrued profit sharing contribution        (129)         (18)
    Income taxes payable                       (667)         (48)
    Other operating net assets                 (339)           4
                                            -------       ------
  Net cash provided by operating activities   1,647        4,300
                                            -------       ------


Cash Flows from Investing Activities
  Additions to property, plant & equipment  (16,932)      (5,318)
  Net change in other assets                      2           54
                                            -------       ------
  Net cash used in investing activities     (16,930)      (5,264)
                                            -------       ------

Cash Flows from Financing Activities
  Net change in notes payable                   (33)           -
  Proceeds from short-term borrowings         4,500            -
  Payments on short-term borrowings               -         (583)
  Proceeds from long-term borrowings          1,980          741
  Payments on long-term borrowings              (47)         (37)
  Proceeds from sale of common stock            406          243
                                            -------       ------
  Net cash provided by financing activities   6,806          364

  Effect of exchange rate changes on cash
  and cash equivalents                         (241)           -
                                            -------       ------

Net decrease in cash and cash equivalents    (8,718)        (600)

Cash and Cash Equivalents at
Beginning of Period                          10,854        9,417
                                            -------       ------

Cash and Cash Equivalents at
End of Period                              $  2,136     $  8,817
                                            =======      =======

[FN]
-See notes to consolidated financial statements.

                                     7
II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements for the three and nine month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1997 Annual Report to the shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


Note B - Inventories  ($000)

The components of inventories are as follows:

                        March 31,      June 30,
                          1998           1997
                        ---------      --------

Raw materials           $ 3,606        $ 3,083
Work in progress          3,167          1,992
Finished goods            3,360          3,054
                        -------        -------
                        $10,133        $ 8,129
                        =======        =======


Note C - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                               March 31,      June 30,
                                 1998           1997
                               ---------      --------

Land and land improvements      $ 1,458        $   876
Buildings and improvements       16,744          8,073
Machinery and equipment          36,336         27,893
                               ---------      --------

                                 54,538         36,842

Less accumulated depreciation    20,802         17,211
                               --------       --------

                                $33,736        $19,631
                               ========       ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued


Note D - Credit Facilities

In September 1997, the Company secured a $1,980,000 loan from a bank. The terms of the loan call for the entire principal amount to be paid on September 25, 2002. Interest payments are payable semi-annually from the inception of the loan at a rate equal to the lesser of the floating rate or the maximum rate as defined in the loan agreement. The floating rate is equal to the Japanese Yen Base Rate, as defined, plus 1.49% and the
maximum rate is 3.74%.   The interest rate in effect as of
March 31, 1998 was 2.15%.  As of March 31, 1998, $1,980,000
was outstanding on this loan.

On December 31, 1997, the Company entered into a $10.0 million unsecured line of credit with PNC Bank which will expire
December 30, 1998. Borrowings under the line of credit will bear interest at a rate equal to the Euro-Rate, as defined, plus 0.75%. The average interest rate in effect as of March 31, 1998 was 6.39%. As of March 31, 1998, $4.5 million was outstanding on this line of credit.


Note E - Earnings Per Share

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. This statement requires restatement of all prior period earnings per share data presented. The following table sets forth the computation of earnings per share for the periods indicated:




                                           For the Three Months Ended March 31,
                                         1998                                 1997
                        ------------------------------------- -------------------------------------
                          Income        Shares      Per-Share   Income        Shares      Per-Share
                        (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                        ---------------------------------------------------------------------------

Basic EPS               $1,783,000     6,445,475     $ 0.28   $1,768,000     6,384,344     $ 0.28

Effect of Dilutive
Securities -
Options outstanding          -           231,668                   -           286,046
                        ----------     -----------            ----------     -----------

Diluted EPS             $1,783,000     6,677,143     $ 0.27   $1,768,000     6,670,390     $ 0.27
                        ==========     ===========   =======  ==========     ===========   =======


                                           For the Nine Months Ended March 31,
                                         1998                                 1997
                        ------------------------------------- -------------------------------------
                          Income        Shares      Per-Share   Income        Shares      Per-Share
                        (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                        ---------------------------------------------------------------------------


Basic EPS               $5,679,000     6,432,762     $ 0.88   $5,143,000     6,345,265     $ 0.81
Effect of Dilutive
Securities -
Options outstanding          -           245,136                   -           271,015
                        ----------     -----------            ----------     -----------

Diluted EPS             $5,679,000     6,677,898     $ 0.85   $5,143,000     6,616,280     $ 0.78
                        ==========     ===========   =======  ==========     ===========   =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings for the third quarter of fiscal 1998, ended March 31, 1998, were $1,783,000 ($0.27 per share - diluted) on revenues of $16,230,000. This compares to net earnings of $1,768,000 ($0.27 per share - diluted) on revenues of $13,651,000 in the third quarter of fiscal 1997. For the nine months ended March 31, 1998, net earnings were $5,679,000 ($0.85 per share - diluted) on revenues of $46,807,000. This compares with net earnings of $5,143,000 ($0.78 per share - diluted) on revenues of $37,951,000 for the same period last fiscal year. The increased earnings for the quarter and nine months ended March 31, 1998 were driven by increased revenue volume primarily from infrared optics and materials and products from the Company's VLOC subsidiary.

Order bookings for the third quarter were $16,083,000 compared to $13,595,000 for the same period last fiscal year, an 18% increase. Year-to-date order bookings grew by 21% to $48,958,000 from $40,416,000 last fiscal year. Commercial orders for infrared optics and materials accounted for approximately 30% and 50% of the quarter and year-to-date increases, respectively, while bookings at the Company's VLOC subsidiary accounted for approximately 70% and 45% of the quarter and year-to-date increases, respectively.

Manufacturing revenues for the third quarter were $15,735,000 compared to $13,119,000 for the same period last fiscal year, a 20% increase. Year-to-date manufacturing revenues grew by 24% to $44,996,000 from $36,226,000 last fiscal year. For the quarter, 75% of the increase reflects higher shipments of infrared optics and materials, approximately 20% is attributable to increased shipments from the Company's VLOC subsidiary and the remaining increase is primarily due to eV PRODUCTS division shipments.

Manufacturing gross margin for the third quarter was $6,634,000 or 42% of manufacturing revenues compared to $5,832,000 or 44% of manufacturing revenues for the third quarter of fiscal 1997. Manufacturing gross margin year-to-date was $19,792,000 or 44% of revenues compared to $16,327,000 or 45% of revenues in fiscal 1997. The lower gross margin percentage for the quarter reflects temporary operating inefficiencies at the Company's VLOC subsidiary resulting from its relocation to a newly expanded manufacturing facility. Also impacting gross margin for the quarter were increased per unit manufacturing costs in the eV PRODUCTS division due to the expansion of capacity in order to meet a major customer's order which was subsequently delayed. The decline in the year-to-date gross margin percentage is due to the strengthening of the U.S. dollar against the Japanese yen, increased per unit manufacturing costs in the eV PRODUCTS division due to slower than expected revenue growth and operating inefficiencies at the Company's VLOC subsidiary resulting from its relocation to a new manufacturing facility.

Internal research and development expenses for the quarter were $516,000 or 3% of revenues compared to $312,000 or 2% of revenues for the same period last year. Internal research and development expenses year-to-date were $1,161,000 or 2% of revenues compared to $696,000 or 2% of revenues in fiscal 1997. The increased expenses for both the quarter and year-to-date reflect a shift toward internally funded projects associated with the development of new materials to improve profitability and expand product offering, as well as continued efforts to improve CdZnTe material growth yields.

Selling, general and administrative expenses for the third quarter were $3,727,000 or 23% of revenues compared to $3,210,000 or 24% of revenues for last fiscal year's third quarter. Selling, general and administrative expenses year-to -date were $10,829,000 or 23% of revenues compared to $9,191,000 or 24% of revenues in fiscal 1997. The expense increase is attributable to higher general and administrative expenses needed to support the Company's growth.

Other income for the third quarter was $41,000 compared to other income of $52,000 for last fiscal year's third quarter. Other expense year-to-date was $142,000 compared to other income of $345,000 in fiscal 1997. The year-to-date fluctuation is due to foreign currency translation losses as a result of the decline of the Singapore dollar against the U.S. dollar and lower interest income resulting from lower invested cash balances. The lower cash balance was primarily due to increased capital spending. See "Liquidity and Capital Resources".

The Company's year-to-date effective tax rate was 30% of pre-tax earnings which was slightly higher than the 29% effective rate for fiscal 1997. This increase is due to a higher percentage of earnings generated from U.S. operations which are generally taxed at higher rates.

Liquidity and Capital Resources

Cash decreased during the first nine months of fiscal 1998 by $8,718,000 primarily due to $16,932,000 in capital expenditures, partially offset by proceeds from long-term borrowings and cash generated from operations.

The capital expenditures focused on increasing capacity and included the construction costs incurred for a new 45,000 square foot manufacturing facility at the Company's VLOC subsidiary in Florida, which was substantially completed during the third quarter of fiscal 1998, and a new 30,000 square foot manufacturing facility for the Company's eV PRODUCTS division in Pennsylvania, which will be substantially completed during the fourth quarter of fiscal 1998, as well as the purchase and improvement of a 22,000 square foot manufacturing facility at the Company's VLOC subsidiary.

The Company generated $1,647,000 in cash from operations for the first nine months of fiscal 1998. The $8,752,000 in cash generated from net earnings before depreciation and amortization year-to-date was offset by the payment of compensation costs relating to the Company's fiscal 1997 and 1998 world-wide profit-driven bonus and retirement programs and increases in accounts receivable and inventories needed to support the growth in sales volume.

Historically, the Company has funded growth from cash flow from operations and, to a lesser extent, borrowings. In the first nine months of fiscal 1998, in addition to cash generated from operations, the Company executed a $1,980,000 low interest rate loan and entered into a $10.0 million unsecured line of credit. As of March 31, 1998, the Company had $1,980,000 and $4.5 million outstanding under these instruments, respectively. The March 31, 1998 cash balance, in addition to available borrowings under the line of credit, will be used for working capital needs, further capital expenditures, scheduled debt payments and other general corporate business purposes.

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

PART II - OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.


10.01  Agreement by and between              Corrected copy filed
       PNC Bank, National Association        herewith.
       and II-VI Incorporated for
       Committed Line of Credit
       (including credit note) and
       Japanese Yen Term Loan


15.01  Accountant's awareness letter dated   Filed herewith.
       May 13, 1998


27.01  Financial Data Schedule               Filed herewith.


     (b) Reports on Form 8-K.

       None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     II-VI INCORPORATED
                                        (Registrant)




Date:  May 14, 1998           By:      /s/  Carl J. Johnson
                              ------------------------------------
                                       Carl J. Johnson
                              Chairman and Chief Executive Officer




Date:  May 14, 1998           By:  /s/ James Martinelli
                              ------------------------------------
                                     James Martinelli
                              Treasurer & Chief Financial Officer


                          EXHIBIT INDEX
                          -------------


Exhibit No.
-----------
10.01  Agreement by and between              Corrected copy filed
       PNC Bank, National Association        herewith.
       and II-VI Incorporated for
       Committed Line of Credit
       (including credit note) and
       Japanese Yen Term Loan


15.01  Accountant's awareness letter dated   Filed herewith.
       May 13, 1998


27.01  Financial Data Schedule               Filed herewith.

