Form 10-K
period 1998-06-30
II-VI INC
filed 1998-09-23
CIK 820318

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

           for the fiscal year ended June 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 15, 1998, was approximately $43,708,026, based on the closing sale price reported on NASDAQ/NMS for September 15, 1998. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 15, 1998, was 6,842,986.

           Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 1998 Annual Meeting of
Shareholders are incorporated by reference into Part III hereof.

PART I
ITEM 1. BUSINESS

Introduction

II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. The Company's executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Its telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Incorporated, II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., II-VI VLOC Incorporated, II-VI Optics (Suzhou) Co. Ltd., and II-VI U.K. Limited, as a consolidated operation. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated."

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

Information Regarding Market Segments and Foreign Operations

The Company's business comprises one segment, the design, manufacture and marketing of optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible-light and x-ray/gamma-ray instruments and applications.

Financial data regarding the Company's revenues, results of operations and export sales for the Company's last three fiscal years is set forth in, and incorporated herein by reference to, the Company's Consolidated Statements of Earnings on page 17 of the II-VI Incorporated 1998 Annual Report (the "Annual Report") and Note H to the Company's Consolidated Financial Statements on page 26 of the Annual Report.

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

Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO2 and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece. To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of approximately 80,000 industrial YAG and CO2 lasers.

Products

The Company's products include optical and electro-optical components, devices and materials for precision use in infrared, near-infrared, visible light, X-ray and gamma-ray instruments, and their applications. The Company's infrared products are used in high power CO2 (carbon dioxide) lasers for industrial processing worldwide. The Company's VLOC subsidiary manufactures near-infrared and visible light products used in industrial, scientific and medical instruments and solid-state (such as YAG and YLF) lasers. The Company is also developing and marketing solid-state X-ray and gamma-ray detector products for the nuclear radiation detection industry through its eV PRODUCTS division. The majority of the Company's revenues are attributable to the sale of optics or optical elements and components for the industrial laser processing industry.

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

The Company is a broad line supplier of virtually all of the optics and optical elements used in CO2 lasers and laser systems. The Company supplies a family of standard and custom transmissive, reflective and precision diamond turned optical elements to high power CO2 laser manufacturers, CO2 laser system manufacturers and to the aftermarket as replacement parts. Transmissive optical elements manufactured by the Company are predominately made from Zinc Selenide produced in-house. The Company is one of two dominant manufacturers in the world of this optical material. The Company's Zinc Selenide capability and its low absorbing, thin film coating technology have earned the Company a reputation as the quality leader worldwide in this marketplace.

The Company provides replacement optics and refurbishing services to users of industrial CO2 lasers. The Company sells its infrared replacement optics with a 24-hour shipment guarantee under the trade name of INFRAREADY(r) optics. Consumable items such as focusing lenses and output couplers are cost effectively refurbished for the Company's aftermarket customers. The aftermarket portion of the Company's business continues to grow as industrial laser applications proliferate worldwide.

The Company supplies Cadmium Zinc Telluride (CdZnTe) substrates primarily to U.S. military and NATO defense suppliers under the trade name EPIReady(r). These substrates are subsequently processed by the Company's customers into infrared detectors using epitaxial crystal growth and device fabrication techniques. The Company supplies Zinc Sulfide in the form of domes and windows to military suppliers for Forward Looking InfraRed (FLIR) systems worldwide. A portion of the Company's infrared substrate business involves development programs funded by various governmental agencies.

YAG Laser Components

The power levels available from Nd:YAG (neodymium doped:Yttrium Aluminum Garnet) lasers (1 to 3 kW) are increasing while the costs of such lasers are decreasing. These trends are making YAG laser processing more attractive in such high-power YAG applications as the welding of airbag sensors and inflators. Low-power YAG applications include the high speed micro-welding of multi-blade shaving razor assemblies, the welding of heart pacemakers, the precision trimming of resistors in electronic assemblies, and marking or labeling of integrated circuits. The capability to deliver the 1.06 micrometer YAG laser wavelength over flexible, low loss optical fibers has enhanced YAG laser deployment in many applications where complex shapes require versatile beam delivery geometries. YAG lasers require the same optical elements as the CO2 lasers except that they are made of different materials to operate at the YAG laser near-infrared wavelength of 1.06 micrometers.
The Company supplies a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. The YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Included in the Company's products are refurbished YAG rods sold to the Company's aftermarket customers. The Company offers waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications. These products control and alter the visible and near-infrared energy and its polarization. The Company offers cavities for use in flashlamp pumped lasers. These cavities are made primarily of samarium doped glass which improves the laser performance.

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

Fluoride Materials

Nd:YLF (neodymium doped:Yttrium Lithium Fluoride) displays exceptional qualities as a laser material for solid-state lasers. The crystal offers high power laser operation at 1.047 micrometers and 1.053 micrometers with low beam divergence leading to good Q-switched and single-mode laser operation. YLF is used in both flashlamp pumped and diode pumped solid-state lasers. Due to high lasing efficiency, YLF lasers are suitable for use on the manufacturing floor for scribing, trimming and cutting of semiconductor materials.YLF also lases at 1.313 micrometers.
That, along with the 1.047 micrometer wavelength, has attractive applications for use in cable television and other telecommunication applications which require devices with high data rates.

Customers and Markets

Industrial

The Company's customers include leading industrial original equipment manufacturers (OEMs) and system manufacturers worldwide in the CO2 and YAG laser machine tool industry. The Company has focused its marketing efforts on growing both high and low power segments of the laser optics marketplace.

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

The Company is using its close working relationships with its industrial CO2 customers worldwide to increase its YAG component supply marketshare, since both products are needed by many of the same customers.

Scientific and Military

The scientific, research and new product development areas of the electro-optics device market are creating many opportunities for the visible, near-infrared and infrared optics and materials produced by the Company. The Company provides high end, high specification components to this group of customers, which include products such as aspheric optics, prisms, parabolic reflectors and focusing element assemblies. The Company provides specialty optics and components to instrument manufacturers. The Company's products are integrated into spectrophotometers, interferometers and distance measuring instruments; scanning mirrors for high resolution color printing; and focusing assemblies for infrared cameras. Quick response, short lead times, high quality products and engineering support are cornerstones of the Company's pursuit of these markets.

U.S. and NATO allies are pursuing defense strategies, based upon stringent budgets, to improve the effectiveness of military systems through electronics upgrades, including infrared imaging systems. The Company supplies materials and optics to manufacturers of infrared sensing systems.

Sales and Distribution

The Company markets its products in the United States through its direct sales force; in Japan through its subsidiary, II-VI
Japan Incorporated; in certain Southeast Asian markets through its subsidiary, II-VI Singapore Pte., Ltd.; in the United Kingdom through its subsidiary, II-VI U.K. Limited. For the remainder of Europe, sales are effected through distributors, and sales throughout the rest of the world are made through manufacturers' representatives. The Company's products are sold to over 4,000 customers throughout the world. The Company's principal international markets are Germany and Japan.

Manufacturing Processes

Infrared and Visible Optics

The manufacturing processes for optics include a number of low-cost, automated, high-precision processes that have been developed and documented at the Company's manufacturing sites in Pennsylvania, Florida, Singapore and China. Manufacturing steps for the majority of the Company's optical products include:

Grinding and Polishing. The Company rigorously tests starting materials in the optics fabrication process to assure conformity to specifications for absorption, clarity, stress and purity.
The manufacturing sequence typically involves grinding a part to the desired curvature and precision polishing the optic to the desired high-quality surface shape and finish. The Company has developed specialized processes for fabricating visible, near-infrared, and infrared optics. The Company has state-of-the-art, numerically controlled generating and grinding equipment and automated synchrospeed optical polishing apparatuses.

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

Materials

The Company is a materials-based company. Processes used to produce these materials require long development periods, are capital intensive and involve precision process control. Yields are raised from minimal to acceptable as know-how and process-consistency techniques are developed.

The Company's infrared components and materials are made from compounds composed primarily of elements from Groups II and VI of the Periodic Table of the Elements ("II-VI Compounds"). II-VI Compounds, a class of non-hygroscopic (do not absorb water) materials, are leading infrared transmitting materials. Their high infrared transmission efficiency, the key property needed for high-power infrared laser optics, is a result of low infrared absorption. Infrared absorption is low due to the type of bonding that exists within a II-VI Compound crystalline structure and due to the relatively high molecular weights of the most useful II-VI Compounds. The Group II elements used by the Company are Zinc, Cadmium and Mercury, and the Group VI elements used are Sulfur, Selenium and Tellurium.

Materials manufactured by the Company include:

Zinc Selenide. The Company manufactures fine-grained polycrystalline Zinc Selenide by a proprietary chemical vapor deposition process. The Company is one of two dominant manufacturers of this material in the world and has earned the reputation for producing the lowest-absorbing laser-grade Zinc Selenide. The process involves high-temperature disassociation of Hydrogen Selenide gas and a gas phase reaction with Zinc vapor. Solid Zinc Selenide is deposited on graphite mandrels at high temperatures, forming sheets of the material. Zinc Selenide is the principal material used in the Company's CO2 laser optics.
All material is polished, inspected and laser-tested for defects.

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

Cadmium Zinc Telluride Substrates. The Company utilizes vertical and horizontal Bridgman processes to grow its Cadmium
Zinc Telluride single-crystal substrate materials. The Bridgman processes involve direct solidification from a liquid melt with closely controlled unidirectional freezing in either a vertical or horizontal configuration. The substrates are mined from thoroughly tested Cadmium Zinc Telluride ingots utilizing precision crystal-orientation techniques followed by a sequence of surface lapping and semiautomated diamond sawing. Wafers are precision sized, then surfaced through a series of critical polishing and chemical etching steps.

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

YAG Materials. Neodymium-doped YAG solid-state laser gain materials are manufactured at the Company's Florida operations. The Company's precision process control and know-how result in consistent YAG rod products which are in high demand. The Company has recently expanded its production capacity for this material.

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

Sources of Supply

The major raw materials used by the Company are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. The Company produces virtually all of its Zinc Selenide and Zinc Sulfide requirements internally, although small quantities of Zinc Selenide and Zinc Sulfide may be purchased from outside vendors from time to time. The Company also purchases Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. The Company purchases Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two suppliers for all of the above materials except for Zinc Selenide and Hydrogen Selenide (excluding the Company) and Thorium Fluoride, for each of which there is only one proven source of merchant supply. For most materials, the Company has entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

Environmental, Health and Safety Matters

The Company uses or generates certain hazardous substances in its research and manufacturing facilities. The Company believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company annually conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential exposure problems have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. The Company does not carry environmental impairment insurance.

Relative to its generation and use of the extremely hazardous substance Hydrogen Selenide, the Company has in place a government-approved emergency response plan. Special attention has been given to all procedures pertaining to this gaseous material to minimize the chances of its accidental release to the atmosphere.

With respect to the use, storage and disposal of the low-level radioactive material Thorium Fluoride, the Company's facilities and procedures have been inspected and approved by the Nuclear Regulatory Commission. This material is utilized in the Company's thin-film coatings. Thorium Fluoride bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Barnwell, South Carolina.

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

Research and Development

The Company's research and development policy calls for the pursuit of a program of internally funded and contract research and development totaling between 5 and 8 percent of product sales.
From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with most government research programs. The Company is committed to accepting only funded research that ties closely to its growth plans.

Company research and development activities focus on developing new proprietary products or on understanding, improving and automating crystal growth, low-damage fabrication or optical thin-film coating technologies. The Company performs commercial prototype and engineering work for customers and, in addition, participates in various government and university research and development consortia. The Company maintains an engineering, research and development staff of ninety-five. Eighty-eight of the Company's employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

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

Company-funded research and development and contract research expenditures together totaled approximately $1.7 million, $3.0 illion and $3.3 million during fiscal 1996, 1997 and 1998, respectively. Contract research revenues during those respective years totaled approximately $1.7 million, $2.7 million and $2.2 million. The Company has been active in various research and development programs, including the Pennsylvania Ben Franklin Partnership program, the Federal Small Business Innovation Research programs of primarily the Department of Defense agencies and a DARPA (Defense Advanced Research Projects Agency) sponsored industry team program focused on infrared materials producibility.

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

The Company has a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The significant competitor of the Company in the production of Zinc Selenide is Morton International's Advanced Materials Division. The competitors producing infrared and CO2 laser optics include Laser Power Corporation and Coherent in the United States and Sumitomo in Japan. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and the Crystal Products Group of Union Carbide. The Company is not currently aware of any significant competitors for its Cadmium Zinc Telluride radiation detector product line.

In addition to competitors who manufacture products similar to those of the Company, there are other technologies or materials that may compete with the Company's products. The market for the nuclear radiation detector materials is in its infancy and could be affected by competing technologies.

Order Backlog

Order backlog increased 17% to $19.8 million at June 30, 1998 from $16.9 million at June 30, 1997. Manufacturing orders comprise 93% of the backlog at June 30, 1998, compared to 83% of backlog at June 30, 1997. All of the manufacturing order backlog at June
30, 1998 is expected to be shipped in fiscal 1999.
Employees
As of June 30, 1998, the Company employed 689 persons worldwide.
Of these employees, 95 were engaged in research, development and engineering, 440 in direct production and the balance in sales and marketing, administration, finance and support services. The Company's production staff includes highly skilled optical craftsmen. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any work stoppages. The Company has a long standing policy of encouraging active employee participation in selected areas of operations management. The Company believes its relations with its employees to be good. The Company rewards its employees with incentive compensation based on achievement of performance goals.

Patents, Trade Secrets And Trademarks

The Company relies on its trade secrets and proprietary know-how to develop and maintain its competitive position. The Company has not pursued process patents due to the disclosures required in the patent process and the relative difficulties in successfully litigating process-type patents. The Company has confidentiality and noncompetition agreements with its executive officers and certain other personnel.

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

The Company holds four registered trademarks: the II-VI INCORPORATED (registered) name; INFRAREADY OPTICS(registered) for replacement optics for industrial CO2 lasers; EPIREADY(registered) for low surface damage substrates for Mercury Cadmium Telluride epitaxy;
and eV PRODUCTS(registered) for products manufactured by the Company's eV PRODUCTS division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. The Company is not aware of any interference or opposition to these trademarks in any jurisdiction.

Risk Factors

Environmental Concerns

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of environmentally hazardous materials. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future.
There can be no assurance that any such change will not have a material adverse effect on the Company. The Company manufactures and utilizes Hydrogen Selenide gas, an extremely hazardous material, in the production of Zinc Selenide. In its processes, the Company also generates waste containing Thorium Fluoride, a low-level radioactive material, and other hazardous by-products such as suspended solids containing heavy metals and airborne particulates. The Company has made and continues to make substantial investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of such extremely hazardous materials. The failure to properly handle such materials, however, could lead to harmful exposure to employees or the discharge of certain hazardous waste materials, and, since the Company does not carry environmental impairment insurance, this could have a material adverse effect on the financial condition or results of operations of the Company. Although the Company has not encountered material environmental problems in its properties or processes to date, there can be no assurance that problems will not develop in the future which would have a material adverse effect on the business, results of operations or financial condition of the Company.

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

The Company produces the Hydrogen Selenide gas used in its production of Zinc Selenide. There are risks inherent in the production and handling of such material. The inability of the Company to effectively handle Hydrogen Selenide could result in the Company being required to curtail its production of Hydrogen Selenide. Hydrogen Selenide can be obtained from one external source, and the Company has previously purchased, and to supplement its internal production, currently purchases such material from this source. The cost of purchasing such material is significantly greater than the cost of internal production. As a result, if the Company purchased a substantial portion of such material from its outside source, it would significantly increase the Company's production costs of Zinc Selenide. Therefore, the Company's inability to internally produce Hydrogen Selenide could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

International Sales and Operations

Sales to customers in countries other than the United States accounted for approximately 43% of revenues during both fiscal
1996 and 1997 and 45% during fiscal 1998. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. In addition, the Company manufactures products in Singapore and China, and maintains direct sales offices in Japan and the United Kingdom. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales, other than in Japan and the United Kingdom, are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse affect on the Company's business, financial condition or results of operations, by rendering the Company less price-competitive than foreign manufacturers. The Company's sales in Japan and the United Kingdom are denominated in the foreign currency and, accordingly, are affected by fluctuations in exchange rates. The Company generally reduces its exposure in Japan to such fluctuations through forward exchange agreements. The Company does not engage in the speculative trading of financial derivatives. There can be no assurance, however, that the Company's practices will eliminate the risk of fluctuation in the currency exchange rates.

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

Dependence on Key Personnel

The Company is highly dependent upon the experience and continuing services of certain scientists, engineers and production and management personnel. Competition for the services of these personnel is intense, and there can be no assurance that the Company will be able to retain or attract the personnel necessary for the Company's success. The loss of the services of the Company's key personnel could have a material adverse affect on the business, results of operations or financial condition of the Company.

Proprietary Technology Claims

The Company does not currently hold any material patents applicable to its processes and relies on a combination of trade secret, copyright and trademark laws and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company's rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the business, results of operations or financial condition of the Company. In the event a third party were successful in a claim that one of the Company's processes infringed its proprietary rights, the Company may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify the process so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2. PROPERTIES

Facilities

The Company's headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 90,000-square-foot facility, on approximately 64 acres of land. In fiscal 1998, the Company completed construction of a 30,000-square-foot facility in Saxonburg which is occupied by the eV PRODUCTS manufacturing operation and a 45,000 square-foot facility in Florida which is occupied by the Company's VLOC subsidiary. In addition, the Company has leases for its manufacturing and office space in Florida, Singapore, China, U.K., and Japan totaling 39,000 square feet, and owns two facilities, one of which is currently being held for sale, totaling 35,000 square feet in Florida.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation which could have a materially adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions are as follows:

Name                  Age              Position
Carl J. Johnson       56        Chairman, Chief Executive
                                Officer and Director
Francis J. Kramer     49        President, Chief Operating
                                Officer and Director
Herman E. Reedy       55        Vice President and
                                General Manager of
                                Quality and Engineering
James Martinelli      40        Treasurer and
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

                                High           Low
Fiscal 1998
  First Quarter                 $28            $21 3/8
  Second Quarter                $28 1/2        $21
  Third Quarter                 $23 3/4        $17 15/16
  Fourth Quarter                $20 1/2        $12 5/8

Fiscal 1997
  First Quarter                 $23            $12 3/4
  Second Quarter                $27 1/8        $19 1/2
  Third Quarter                 $31 3/4        $22 1/8
  Fourth Quarter                $25 1/4        $16 3/32

On September 15, 1998, the last reported sale price for the Common Stock on the NASDAQ National Market was $8 9/16 per share. As of such date, there were approximately 725 holders of record of the Common Stock. The Company has not historically paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from page 13 of the Company's 1998 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from pages 9 through 12 of the Company's 1998 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from pages 2 through 8 of the Company's 1998 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference is incorporated by reference from pages 14 through 26 of the Company's 1998 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees", and the information set forth under the caption "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information set forth under the caption
"Principal Shareholders" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a) (1) The consolidated balance sheets as of June 30, 1998 and 1997, the consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998, and the notes to consolidated financial statements, presented in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

        The report of Deloitte & Touche LLP, dated August 7, 1998 on the 1998 and 1997 financial statements presented in the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

        The report of Alpern, Rosenthal & Company, dated August 12, 1996 on the consolidated statements of earnings, shareholders' equity, and cash flows for the year ended June 30, 1996 is included herein.

    (b) Financial Statement Schedule:

        The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 1998 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        The report of Deloitte & Touche LLP on Schedule II for each of the two years ended June 30, 1998, is included herein.

        The report of Alpern, Rosenthal & Company, dated August
        12, 1996 on Schedule II for the year ended June 30, 1996, is included herein.

        Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1998.

    (3) Exhibits.

EXHIBIT NO.                            REFERENCE

2.01  Merger Agreement and Plan of     Incorporated herein by
      Reorganization by and among      reference is Exhibit 2.01
      II-VI Incorporated,              to the Company's Report
      II-VI Lightning Optical          on Form 8-K for the event
      Incorporated and Lightning       dated February 22, 1996.
      Optical Corporation, dated
      as of February 22, 1996

2.02  Registration Rights Agreement    Incorporated herein by
      dated February 22, 1996 by       reference is Exhibit 2.02
      and among certain former         to the Company's Report
      shareholders of Lightning        on Form 8-K for the event
      Optical Corporation and          dated February 22, 1996.
      II-VI Incorporated

2.03  Escrow Agreement dated           Incorporated herein by
      February 22, 1996 by and         reference is Exhibit 2.03
      among certain shareholders       to the Company's Report
      of Lightning Optical             on Form 8-K for the event
      Corporation and II-VI            dated February 22, 1996.
      Incorporated

3.01  Amended and Restated             Incorporated herein by
      Articles of Incorporation        reference is Exhibit 3.02 to
      of II-VI Incorporated            Registration Statement
                                       No. 33-16389 on Form S-1.

3.02  Amended and Restated By-Laws     Incorporated herein by
      of II-VI Incorporated            reference is Exhibit 3.02 to
                                       the Company's Annual Report
                                       on Form 10-K for the fiscal
                                       year ended June 30, 1991
                                       (file number 0-16195 and
                                       docketed on September 30, 1991).

10.01 II-VI Incorporated Employees'    Incorporated herein by
      Stock Purchase Plan              reference is Exhibit 10.03 to
                                       Registration Statement
                                       No. 33-16389 on Form S-1.

10.02 II-VI Incorporated Amended       Incorporated herein by
      and Restated Employees'          reference is Exhibit 10.04 to
      Stock Purchase Plan              Registration Statement
                                       No. 33-16389 on Form S-1.

10.03 First Amendment II-VI            Incorporated herein by
      Incorporated Amended and         reference is Exhibit 10.01 to
      Restated Employees' Stock        to the Company's Form 10-Q
      Purchase Plan                    for the Quarter Ended
                                       March 31, 1996.

10.04 II-VI Incorporated Amended       Incorporated herein by
      and Restated Employees'          reference is Exhibit 10.05 to
      Profit-Sharing Plan and          Registration Statement
      Trust Agreement, as amended      No. 33-16389 on Form S-1.

10.05 Form of Representative           Incorporated herein by
      Agreement between the            reference is Exhibit 10.15 to
      Company and its foreign          Registration Statement
      representatives                  No. 33-16389 on Form S-1.

10.06 Form of Employment Agreement*    Incorporated herein by
                                       reference is Exhibit 10.16 to
                                       Registration Statement
                                       No. 33-16389 on Form S-1.

10.07 Description of Management-       Incorporated herein by
      By-Objective Plan*               reference is Exhibit 10.09 to
                                       the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1993.

10.08 II-VI Incorporated 1994          Incorporated herein by
      Nonemployee Directors Stock      reference is Exhibit A to the
      Option Plan                      Company's Proxy Statement
                                       dated September 30, 1994.

10.09 II-VI Incorporated Deferred      Incorporated herein by
      Compensation Plan*               reference is Exhibit 10.12 to
                                       Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.10 Trust Under the II-VI            Incorporated herein by
      Incorporated Deferred            reference is Exhibit 10.13 to
      Compensation Plan*               the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.11 Description of Bonus             Incorporated herein by
      Incentive Plan*                  reference is Exhibit 10.14 to
                                       the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.12 Amended and Restated II-VI       Incorporated herein by
      Incorporated Deferred            reference is Exhibit 10.01
      Compensation Plan*               to the Company's Form 10-Q
                                       for the Quarter Ended
                                       December 31, 1996.

10.13 Agreement by and between         Incorporated herein by
      PNC Bank, National               reference is Exhibit 10.01
      Association and II-VI            to the Company's Form 10-Q
      Incorporated for Committed       for the Quarter Ended
      Line of Credit (including        March 31, 1998.
      credit note) and Japanese
      Yen Term Loan

10.14 Amended and Restated II-VI       Filed herewith.
      Incorporated 1997 Stock
      Option Plan

13.01 Annual Report to Shareholders    Portions of the 1998 Annual
                                       Report are filed herewith.

21.01 List of Subsidiaries of          Filed herewith.
      II-VI Incorporated

23.01 Consent of Deloitte              Filed herewith.
      & Touche LLP

23.02 Consent of Alpern, Rosenthal     Filed herewith.
      & Company

27.01 Financial Data Schedule          Filed herewith.

27.02 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Three and Six
      Month Periods Ended
      September 30, 1997
      and December 31, 1997,
      respectively

27.03 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Three, Six and
      Nine Month Periods and the
      Year Ended September 30, 1996,
      December 31, 1996,
      March 31, 1997 and June 30, 1997,
      respectively

27.04 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Year Ended
      June 30, 1996

-----------
* Denotes management contract or compensatory plan, contract or arrangement.

    The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal year 1998.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

    With the exception of the information incorporated by reference to the Company's 1998 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1998 Annual Report to Shareholders is not deemed filed as a part of this Report.


                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            II-VI INCORPORATED

September 22, 1998          By: /s/ Carl J. Johnson
                            Carl J. Johnson, Chairman and
                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Principal Executive Officer:

September  22, 1998         By: /s/ Carl J. Johnson
                                 Carl J. Johnson
                            Chairman and Chief Executive Officer
                                 and Director

September  22, 1998         By: /s/ Francis J. Kramer
                                 Francis J. Kramer
                                President and Chief
                            Operating Officer and Director

                            Principal Financial and
                            Accounting Officer:

September  22, 1998         By: /s/ James Martinelli
                                 James Martinelli
                            Treasurer and Chief Financial Officer

September  22, 1998         By: /s/ Richard W. Bohlen
                                 Richard W. Bohlen
                                    Director

September  22, 1998         By: /s/ Thomas E. Mistler
                                 Thomas E. Mistler
                                    Director

September  22, 1998         By: /s/ Duncan A. J. Morrison
                                 Duncan A. J. Morrison
                                    Director

September  22, 1998         By: /s/ Peter W. Sognefest
                                 Peter W. Sognefest
                                      Director





INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries
Saxonburg, Pennsylvania


We have audited the consolidated statements of earnings, shareholders' equity and cash flows of II-VI Incorporated and Subsidiaries for the year ended June 30, 1996; such consolidated financial statements are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule II, Valuation and Qualifying Accounts of II-VI Incorporated and Subsidiaries for the year ended June 30, 1996, listed in Part
IV at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of II-VI Incorporated and Subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
August 12, 1996






INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:


We have audited the consolidated balance sheets of II-VI Incorporated and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended, and have issued our report thereon dated August 7, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement
Schedule II, Valuation and Qualifying Accounts, of II-VI Incorporated and subsidiaries for each of the two years in the period ended June 30, 1998. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 7, 1998














                                       SCHEDULE II

                          II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1996, 1997, AND 1998
(IN THOUSANDS OF DOLLARS)

                                                           Additions
                                                     ---------------------
                                       Balance at    Charged     Charged        Deduction     Balance
                                       Beginning        to       to Other         from        At End
                                        of Year      Expense    Accounts(1)     Reserves(2)   of Year
                                       ------------------------------------------------------------------
YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts
& warranty returns                     $ 261         $  86        $ 16           $ 117          $ 246

YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts
& warranty returns                     $ 246         $  45        $ 35           $  20          $ 306

YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts
& warranty returns                     $ 306         $ 185        $ (8)          $  55          $ 428

--------
(1) Amounts primarily relate to businesses acquired ,warranty returns and the effects of foreign currency translation.
(2) Uncollectible accounts written off, net of recoveries.




                         EXHIBIT INDEX

EXHIBIT NO.                            REFERENCE

2.01  Merger Agreement and Plan of     Incorporated herein by
      Reorganization by and among      reference is Exhibit 2.01
      II-VI Incorporated,              to the Company's Report
      II-VI Lightning Optical          on Form 8-K for the event
      Incorporated and Lightning       dated February 22, 1996.
      Optical Corporation, dated
      as of February 22, 1996

2.02  Registration Rights Agreement    Incorporated herein by
      dated February 22, 1996 by       reference is Exhibit 2.02
      and among certain former         to the Company's Report
      shareholders of Lightning        on Form 8-K for the event
      Optical Corporation and          dated February 22, 1996.
      II-VI Incorporated

2.03  Escrow Agreement dated           Incorporated herein by
      February 22, 1996 by and         reference is Exhibit 2.03
      among certain shareholders       to the Company's Report
      of Lightning Optical             on Form 8-K for the event
      Corporation and II-VI            dated February 22, 1996.
      Incorporated

3.01  Amended and Restated             Incorporated herein by
      Articles of Incorporation        reference is Exhibit 3.02 to
      of II-VI Incorporated            Registration Statement
                                       No. 33-16389 on Form S-1.

3.02  Amended and Restated By-Laws     Incorporated herein by
      of II-VI Incorporated            reference is Exhibit 3.02 to
                                       the Company's Annual Report
                                       on Form 10-K for the fiscal
                                       year ended June 30, 1991
                                       (file number 0-16195 and
                                       docketed on September 30, 1991).

10.01 II-VI Incorporated Employees'    Incorporated herein by
      Stock Purchase Plan              reference is Exhibit 10.03 to
                                       Registration Statement
                                       No. 33-16389 on Form S-1.

10.02 II-VI Incorporated Amended       Incorporated herein by
      and Restated Employees'          reference is Exhibit 10.04 to
      Stock Purchase Plan              Registration Statement
                                       No. 33-16389 on Form S-1.

10.03 First Amendment II-VI            Incorporated herein by
      Incorporated Amended and         reference is Exhibit 10.01 to
      Restated Employees' Stock        to the Company's Form 10-Q
      Purchase Plan                    for the Quarter Ended
                                       March 31, 1996.

10.04 II-VI Incorporated Amended       Incorporated herein by
      and Restated Employees'          reference is Exhibit 10.05 to
      Profit-Sharing Plan and          Registration Statement
      Trust Agreement, as amended      No. 33-16389 on Form S-1.

10.05 Form of Representative           Incorporated herein by
      Agreement between the            reference is Exhibit 10.15 to
      Company and its foreign          Registration Statement
      representatives                  No. 33-16389 on Form S-1.

10.06 Form of Employment Agreement*    Incorporated herein by
                                       reference is Exhibit 10.16 to
                                       Registration Statement
                                       No. 33-16389 on Form S-1.

10.07 Description of Management-       Incorporated herein by
      By-Objective Plan*               reference is Exhibit 10.09 to
                                       the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1993.

10.08 II-VI Incorporated 1994          Incorporated herein by
      Nonemployee Directors Stock      reference is Exhibit A to the
      Option Plan                      Company's Proxy Statement
                                       dated September 30, 1994.

10.09 II-VI Incorporated Deferred      Incorporated herein by
      Compensation Plan*               reference is Exhibit 10.12 to
                                       Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.10 Trust Under the II-VI            Incorporated herein by
      Incorporated Deferred            reference is Exhibit 10.13 to
      Compensation Plan*               the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.11 Description of Bonus             Incorporated herein by
      Incentive Plan*                  reference is Exhibit 10.14 to
                                       the Company's Annual Report on
                                       Form 10-K for the fiscal year
                                       ended June 30, 1996.

10.12 Amended and Restated II-VI       Incorporated herein by
      Incorporated Deferred            reference is Exhibit 10.01
      Compensation Plan*               to the Company's Form 10-Q
                                       for the Quarter Ended
                                       December 31, 1996.

10.13 Agreement by and between         Incorporated herein by
      PNC Bank, National               reference is Exhibit 10.01
      Association and II-VI            to the Company's Form 10-Q
      Incorporated for Committed       for the Quarter Ended
      Line of Credit (including        March 31, 1998.
      credit note) and Japanese
      Yen Term Loan

10.14 Amended and Restated II-VI       Filed herewith.
      Incorporated 1997 Stock
      Option Plan

13.01 Annual Report to Shareholders    Portions of the 1998 Annual
                                       Report are filed herewith.

21.01 List of Subsidiaries of          Filed herewith.
      II-VI Incorporated

23.01 Consent of Deloitte              Filed herewith.
      & Touche LLP

23.02 Consent of Alpern, Rosenthal     Filed herewith.
      & Company

27.01 Financial Data Schedule          Filed herewith.

27.02 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Three and Six
      Month Periods Ended
      September 30, 1997
      and December 31, 1997,
      respectively

27.03 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Three, Six and
      Nine Month Periods and the
      Year Ended September 30, 1996,
      December 31, 1996,
      March 31, 1997 and June 30, 1997,
      respectively

27.04 Restated Financial Data          Filed herewith.
      Schedule (Updated for basic
      and diluted earnings per
      share) for the Year Ended
      June 30, 1996

_______
* Denotes management contract or compensatory plan, contract or arrangement.