Form 10-Q
period 1998-09-30
II-VI INC
filed 1998-11-12
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the quarterly period ended September 30, 1998

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from      to      .
          ----    ----

                     Commission File Number:  0-16195


                          II-VI INCORPORATED
       (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                       25-1214948
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

    375 Saxonburg Boulevard
        Saxonburg, PA                          16056
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

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

    At November 6, 1998, 6,852,966 shares of Common Stock, no par value, of the registrant were outstanding.



                   II-VI INCORPORATED AND SUBSIDIARIES
                   -----------------------------------

                                  INDEX
                                  -----



                                                           Page No.
                                                           --------
PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Independent Accountants' Report. . . . . .  3

                  Condensed Consolidated Balance Sheets
                  -- September 30, 1998 and June 30, 1998. .  4

                  Condensed Consolidated Statements of
                  Earnings -- Three months ended
                  September 30, 1998 and 1997  . . . . . . .  5

                  Condensed Consolidated Statements of
                  Cash Flows -- Three months ended
                  September 30, 1998 and 1997. . . . . . . .  6

                  Notes to Condensed Consolidated
                  Financial Statements . . . . . . . . . . .  7


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations. . . . . . . . . . . 10


         Item 3. Quantitative and Qualitative Disclosures about Market Risk (no significant changes since June 30, 1998)


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K . . . . . 12










INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of II-VI Incorporated and subsidiaries as of June 30, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 19, 1998



                   PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements:
-----------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                         September 30,     June 30,
                                             1998           1998
                                         -------------     --------
Assets

Current Assets
  Cash and cash equivalents                $  1,763        $  4,160
  Accounts receivable - net                  10,599          11,018
  Inventories                                10,234          10,056
  Other current assets                        1,923           1,998
                                           --------        --------
    Total Current Assets                     24,519          27,232

Property, Plant and Equipment, net           36,481          35,887
Other Assets                                  4,574           4,655
                                           --------        --------
                                           $ 65,574        $ 67,774
                                           ========        ========



Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                            $  7,240        $  5,833
  Accounts payable                            1,381           2,810
  Accrued salaries, wages and bonuses         1,328           2,972
  Accrued profit sharing contribution            74             711
  Other current liabilities                   1,306           1,418
  Current portion of long-term debt              42              68
                                           --------        --------
    Total Current Liabilities                11,371          13,812

Long-Term Debt--less current portion          2,391           2,308

Deferred Income Taxes                         1,591           1,591

Commitments & Contingencies                       -               -

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares; unissued         -               -
  Common stock, no par value; authorized
  - 30,000,000 shares; issued -
  6,846,786 shares at
  September 30, 1998; 6,834,786
  shares at June 30, 1998                    18,572          18,468
  Cumulative translation adjustment             312             435
  Retained earnings                          32,551          31,922
                                           --------        --------
                                             51,435          50,825

  Less treasury stock, at cost
  - 431,940 shares at September 30, 1998;
  384,440 shares at June 30, 1998             1,214             762
                                           --------        --------
                                             50,221          50,063
                                           --------        --------
                                           $ 65,574        $ 67,774
                                           ========        ========

-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                              Three Months Ended
                                                 September 30,
                                            1998             1997
                                          --------         --------
Revenues

Net sales:
  Domestic                                $  7,665         $  7,793
  International                              5,829            7,087
                                          --------         --------
                                            13,494           14,880
Contract research and development              299              639
                                          --------         --------
                                            13,793           15,519

Costs, Expenses & Other Expense (Income)

Cost of goods sold                           8,969            8,305
Contract research and development              235              471
Internal research and development              578              300
Selling, general and administrative          3,007            3,450
Other expense (income) - net                   107              (17)
                                          --------         --------
                                            12,896           12,509
                                          --------         --------

Earnings Before Income Taxes                   897            3,010

Income Taxes                                   268              898
                                          --------         --------

Net Earnings                              $    629         $  2,112
                                          ========         ========

Basic Earnings Per Share                  $   0.10         $   0.33
                                          ========         ========

Diluted Earnings Per Share                $   0.10         $   0.32
                                          ========         ========


-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                              Three Months Ended
                                                 September 30,
                                            1998             1997
                                          --------         --------

Cash Flows from Operating Activities
  Net earnings                            $    629         $  2,112
  Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
    Depreciation and amortization            1,200            1,061
    Loss on foreign currency transactions       33              204
    Deferred income taxes                        -               59
    Increase (decrease) in cash from
    changes in:
      Accounts receivable                      447           (1,834)
      Inventories                             (128)            (860)
      Accounts payable                      (1,519)             (95)
      Other operating net assets            (2,369)          (1,605)
                                          --------         --------
  Net cash used in operating activities     (1,707)            (958)
                                          --------         --------

Cash Flows from Investing Activities
  Additions to property, plant
  and equipment                             (1,719)          (4,926)
  Disposals of other assets                      -                2
                                          --------         --------
Net cash used in investing activities       (1,719)          (4,924)
                                          --------         --------

Cash Flows from Financing Activities
  Proceeds (payments) on short-term
  borrowings, net                            1,397              205
  Proceeds from long-term borrowings             -            1,980
  Payments on long-term borrowings             (13)             (15)
  Proceeds from sale of common stock            84               45
  Purchase of treasury stock                  (452)               -
                                          --------         --------
  Net cash provided by financing
  activities                                 1,016            2,215
  Effect of exchange rate changes on
  cash and cash equivalents                     13              (90)
                                          --------         --------

Net decrease in cash and
cash equivalents                            (2,397)          (3,757)

Cash and Cash Equivalents at
Beginning of Period                          4,160           10,854
                                          --------         --------

Cash and Cash Equivalents at
End of Period                             $  1,763         $  7,097
                                          ========         ========


-See notes to condensed consolidated financial statements.



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation
          ---------------------

The consolidated financial statements for the three month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1998 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


Note B  - Inventories  ($000)
          -------------------

The components of inventories are as follows:

                    September 30,    June 30,
                        1998          1998
                    -------------    --------
Raw materials         $ 3,482        $ 3,220
Work in progress        3,820          3,633
Finished goods          2,932          3,203
                    -------------    --------
                      $10,234        $10,056
                    =============    ========


Note C  - Property, Plant and Equipment  ($000)
          -------------------------------------

Property, plant and equipment (at cost) consist of the following:

                                  September 30,    June 30,
                                       1998          1998
                                  -------------    --------
Land and land improvements          $ 1,546        $ 1,501
Buildings and improvements           17,359         16,951
Machinery and equipment              39,246         37,980
                                  -------------    --------
                                     58,151         56,432

Less accumulated depreciation        21,670         20,545
                                  -------------    --------
                                    $36,481        $35,887
                                  =============    ========



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  - Debt
          ----

On December 31, 1997, the Company entered into a $10.0 million unsecured line of credit agreement with PNC Bank which will expire December 30, 1998. The average interest rate in effect as of September 30, 1998 was 6.44%. As of September 30, 1998, the total borrowings under this line of credit was $7.0 million. The Company is subject to certain restrictive covenants under this agreement. During the three months ended September 30, 1998, the Company was not in compliance with one covenant relating to a limitation on capital expenditures. The Company received a waiver from the bank dated September 18, 1998 for this convenant violation.

In September 1997, the Company secured a 237 million Yen loan with PNC Bank. Interest is at a rate equal to the lesser of the floating rate or the maximum rate as defined in the loan agreement. The floating rate is equal to the Japanese Yen Base Rate, as defined, plus 1.49% and the maximum rate is 3.74%. On September 30, 1998, the Japanese Yen Base Rate was 0.66% and the floating rate was 1.84%.


Note E  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                                   Three Months Ended September 30,
(000 except per share data)               1998           1997
-------------------------------------------------------------------
Net earnings                              $629         $2,112
Divided by:
    Weighted average shares              6,444          6,420
-------------------------------------------------------------------
Basic earnings per share                 $0.10          $0.33

Net earnings                              $629         $2,112
Divided by:
    Weighted average shares              6,444          6,420
    Dilutive effect of common
        stock equivalents                  159            264
-------------------------------------------------------------------
    Diluted weighted average
        common shares                    6,603          6,684
-------------------------------------------------------------------
Diluted earnings per share               $0.10          $0.32
-------------------------------------------------------------------




Note F  - Other Comprehensive Income
          --------------------------


During the quarter ended September 30, 1998, the Company adopted
Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" which requires the Company to report and disclose a measure ("comprehensive income") of all changes in equity that result from transactions and other economic events of the period other than transactions with owners.

The components of comprehensive income, net of related tax, were as follows for the periods indicated ($000):

                               Three Months Ended September 30,
                                     1998           1997
                                     ----         ------
Net earnings                         $629         $2,112

Cumulative translation
  adjustments, net of related tax     (86)            (7)
                                     ----         ------
Comprehensive income                 $543         $2,105
                                     ====         ======




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Results of Operations
---------------------

Net earnings for the first quarter of fiscal 1999 were $629,000 ($0.10 per share-diluted) on revenues of $13,793,000. This compares to net earnings of $2,112,000 ($0.32 per share-diluted) on revenues of $15,519,000 in the first quarter of fiscal 1998.

Order bookings for the first quarter of fiscal 1999 were $12,812,000 compared to $16,050,000 for the same period last fiscal year, a decrease of 20%. There were no bookings for contract research and development for the first quarter of fiscal year 1999. This compares to $90,000 of contract research and development bookings for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings decreased 20% to $12,812,000 for the quarter from $15,960,000 for the same period last year. Bookings for infrared optics and material products and bookings at the Company's VLOC subsidiary combined to account for an approximate $3,874,000 decrease while bookings of the eV PRODUCTS division increased by approximately $726,000.

Revenues for the first quarter of fiscal 1999 decreased 11% to $13,793,000 compared to $15,519,000 for the same period last fiscal year. Approximately 80% of the decrease reflects lower shipments of infrared optics and material products. The remaining 20% decrease is attributable to lower shipments from the Company's VLOC subsidiary offset by an increase in eV PRODUCTS division shipments.

Manufacturing gross margin for the first quarter of fiscal 1999 was $4,525,000 or 34% of revenues compared to $6,575,000 or 44% of revenues for the same period last fiscal year. The lower gross margin percentage for the quarter reflects price sensitivity in the infrared optics and materials market, higher per unit costs at the Company's VLOC subsidiary, and a higher percentage of total revenues from the eV PRODUCTS division.

Internal research and development expenses for the quarter were $578,000 or 4% of revenues compared to $300,000 or 2% of revenues for the same period last year. The increased expenses for the quarter reflect internally funded projects associated with the development of new materials to improve profitability and expand product offerings, as well as continued efforts to improve material growth yields.

Selling, general and administrative expenses for the first quarter of fiscal 1999 were $3,007,000 or 22% of revenues compared to $3,450,000 or 22% of revenues for last fiscal year's first quarter. The dollar decrease is attributable to decreased compensation expense associated with the Company's worldwide profit-driven bonus programs, planned discretionary cost reductions, and improved utilization of existing personnel and resources.


Other expense for the first quarter of fiscal 1999 was $107,000 compared to other income of $17,000 for last fiscal year's first quarter due to foreign currency translation losses, increased interest expense, and lower investment earnings on reduced cash balances. The increased interest expense is the result of higher borrowings. The lower cash balance and related investment earnings is primarily due to increased capital spending.

The Company's first quarter fiscal 1999 effective income tax rate is 30%, which is comparable to the income tax rate of last fiscal year's first quarter.


Liquidity and Capital Resources
-------------------------------

Cash decreased during the first quarter of fiscal 1999 by $2,397,000 primarily due to $1,719,000 in capital expenditures, a reduction of accounts payable of $1,519,000 due to payment of amounts in the normal course of business, and payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs. The capital expenditures focused on the automation of manufacturing processes.

The Company used $1,707,000 in cash from operations for the first quarter of fiscal 1999. The $1,829,000 in cash generated from net earnings before depreciation and amortization for the quarter was offset by a reduction of accounts payable in the normal course of business and the payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs.

The current cash balance, as well as cash provided by operations during the remainder of fiscal year 1999 will be used for working capital needs, further capital expenditures on facilities and equipment, scheduled debt payments, and possible acquisitions of complementary businesses, products, or technologies.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures, scheduled debt payments and possible acquisitions and the Company's plan to address the Year 2000 issue. Actual results could differ from such statements if worldwide economic conditions change, competitive conditions intensify, technology problems emerge, and/or if suitable acquisitions of technologies or businesses cannot be consummated. There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on September 23, 1998.


Other Matters
-------------

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

The Company has developed a formal plan to address the Year 2000 implications of its information technology and noninformation technology systems. The first phase of this plan is in process and consists of an evaluation of the systems impacted by the Year 2000 issue. Until this phase of the plan is completed, the Company cannot assess all risks related to the Year 2000 issue. Progress has been made on this phase and is expected to be completed by November 30, 1998 which is one month later than previously expected. The second phase of this plan will be an evaluation of the third parties with whom the Company has significant relations and their Year 2000 compliance. This phase is expected to be completed by December 31, 1998. The last phase of this plan will be the implementation of corrective measures deemed necessary, as identified during the first two stages of the plan. This phase is expected to be completed by June 30, 1999.

To date, the Company has spent approximately $100,000 on the Year 2000 issue and believes that the remaining potential cost related to the Year 2000 issue will range between $200,000 and $300,000.

Although the Company has developed and expects to execute the plan described above, due to the inherent uncertainty and complexity involved with the Year 2000 issue, there can be no assurance that the Company will address all aspects of the Year 2000 issue. A contingency plan is expected to be developed by June 30, 1999.




                       PART II - OTHER INFORMATION
                       ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

             (a)  Exhibits.
                  --------

                  15.01  Accountants' awareness letter
                         dated November 12, 1998 . . . Filed herewith.

                  27.01  Financial Data Schedule . . . Filed herewith.


             (b)  Reports on Form 8-K.

                  On July 9, 1998, the registrant filed a report on Form 8-K for the events dated July 9, 1998, covering Items 5 and 7 thereof.




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date: November 12, 1998       By:  /s/ Carl J. Johnson
                                    Carl J. Johnson
                                 Chairman and Chief Executive Officer


Date: November 12, 1998       By: /s/ James Martinelli
                                   James Martinelli
                                 Treasurer & Chief Financial Officer



                             EXHIBIT INDEX
                             -------------

Exhibit No.
-----------
            15.01  Accountants' awareness letter dated
                   November 12, 1998. . . . . . . . . .Filed herewith.

            27.01  Financial Data Schedule. . . . . . .Filed herewith.