Form 10-Q
period 1998-12-31
II-VI INC
filed 1999-02-12
CIK 820318

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                For the quarterly period ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from        to       .
                                                    ------    ------

                     Commission File Number:  0-16195


                             II-VI INCORPORATED
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                             25-1214948
  (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

        375 Saxonburg Boulevard
             Saxonburg, PA                             16056
(Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code:  724-352-4455

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

         At February 5, 1999, 6,859,966 shares of Common Stock, no par value, of the registrant were outstanding.



                   II-VI INCORPORATED AND SUBSIDIARIES


                                   INDEX



                                                                Page No.
                                                                --------

PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Independent Accountants' Report . . . . . . . .      3

                  Condensed Consolidated Balance Sheets
                  - December 31, 1998 and June 30, 1998 . . . . .      4

                  Condensed Consolidated Statements of Earnings
                  -- Three and six months ended December 31, 1998
                  and 1997. . . . . . . . . . . . . . . . . . . .      5

                  Condensed Consolidated Statements of Cash Flows
                  -- Six months ended December 31, 1998
                  and 1997. . . . . . . . . . . . . . . . . . . .      7

                  Notes to Condensed Consolidated
                  Financial Statements. . . . . . . . . . . . . .      8


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations . . . . . . . . . . . . .     11


         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (no significant changes since June 30, 1998)


PART II - OTHER INFORMATION

          Item 4. Submission of Matters
                  to a Vote of Security Holders . . . . . . . . .     13

          Item 6. Exhibits and Reports on Form 8-K. . . . . . . .     15

                                    2



                     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of December 31, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended December 31, 1998 and 1997, and the related consolidated statements of cash flows for the six-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 21, 1999

                                    3




                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements:

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                              December 31,      June 30,
Assets                                           1998             1998
                                              -----------       --------
Current Assets
  Cash and cash equivalents                     $  4,159        $  4,160
  Accounts receivable - net                       10,232          11,018
  Inventories                                      9,516          10,056
  Other current assets                             1,997           1,998
                                              -----------       --------
  Total Current Assets                            25,904          27,232

Property, Plant and Equipment, net                36,581          35,887
Other Assets                                       4,893           4,655
                                              -----------       --------
                                                $ 67,378        $ 67,774
                                              ===========       ========
Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                 $  7,216        $  5,833
  Accounts payable                                 1,510           2,810
  Accrued salaries, wages and bonuses              1,654           2,972
  Accrued profit sharing contribution                237             711
  Other current liabilities                        1,688           1,418
  Current portion of long-term debt                   42              68
                                              -----------       --------
    Total Current Liabilities                     12,347          13,812

Long-Term Debt--less current portion               2,957           2,308

Deferred Income Taxes                              1,591           1,591

Commitments & Contingencies                            -               -

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                           -               -
  Common stock, no par value; authorized
  - 30,000,000 shares; issued - 6,852,966 shares
  at December 31, 1998; 6,834,786 shares at
  June 30, 1998                                   18,604          18,468
  Cumulative translation adjustment                  (64)            435
  Retained earnings                               33,853          31,922
                                              -----------       --------
                                                  52,393          50,825
  Less treasury stock, at cost
  - 534,440 shares at December 31, 1998;
  384,440 shares at June 30, 1998                  1,910             762
                                              -----------       --------
                                                  50,483          50,063
                                              -----------       --------
                                               $  67,378        $ 67,774
                                              ===========       ========

-See notes to condensed consolidated financial statements.
                                   4





II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                   Three Months Ended
                                                       December 31,
                                                    1998         1997
                                                 --------     --------
Revenues

Net sales:
  Domestic                                       $  8,059     $  8,017
  International                                     6,752        6,364
                                                 --------     --------
                                                   14,811       14,381
Contract research and development                     399          677
                                                 --------     --------
                                                   15,210       15,058
                                                 --------     --------


Costs, Expenses & Other (Income) Expense

Cost of goods sold                                  9,077        7,799
Contract research and development                     305          523
Internal research and development                     574          345
Selling, general and administrative                 3,436        3,652
Other (income) expense - net                         (107)         200
                                                 --------     --------
                                                   13,285       12,519
                                                 --------     --------

Earnings Before Income Taxes                        1,925        2,539

Income Taxes                                          623          755
                                                 --------     --------

Net Earnings                                     $  1,302     $  1,784
                                                 ========     ========
Basic Earnings Per Share                         $   0.21     $   0.28
                                                 ========     ========

Diluted Earnings Per Share                       $   0.20     $   0.27
                                                 ========     ========

-See notes to condensed consolidated financial statements.

                                    5







II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                     Six Months Ended
                                                       December 31,
                                                     1998        1997
                                                 ---------    ---------
Revenues

Net sales:
  Domestic                                       $  15,724    $  15,810
  International                                     12,581       13,451
                                                 ---------    ---------
                                                    28,305       29,261
Contract research and development                      698        1,316
                                                 ---------    ---------
                                                    29,003       30,577
                                                 ---------    ---------


Costs, Expenses & Other (Income) Expense

Cost of goods sold                                  18,046       16,103
Contract research and development                      540          994
Internal research and development                    1,152          645
Selling, general and administrative                  6,443        7,102
Other (income) expense - net                             -          183
                                                 ---------    ---------
                                                    26,181       25,027
                                                 ---------    ---------

Earnings Before Income Taxes                         2,822        5,550

Income Taxes                                           891        1,654
                                                 ---------    ---------

Net Earnings                                     $   1,931    $   3,896
                                                 =========    =========

Basic Earnings Per Share                         $    0.30    $    0.61
                                                 =========    =========

Diluted Earnings Per Share                       $    0.30    $    0.58
                                                 =========    =========

-See notes to condensed consolidated financial statements.

                                    6






II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                       Six Months Ended
                                                         December 31,
                                                       1998       1997
                                                    --------   --------

Cash Flows from Operating Activities
  Net earnings                                      $  1,931   $  3,896
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      2,421      2,153
    (Gain) loss on foreign currency transactions        (360)       478
    Net loss on disposal of property,
    plant and equipment                                  200          -
    Deferred income taxes                                  -        (31)
    Increase (decrease) in cash from changes in:
      Accounts receivable                              1,415     (1,519)
      Inventories                                        805     (1,955)
      Accounts payable                                (1,676)      (621)
      Other operating net assets                      (1,594)    (1,367)
                                                    --------   --------
  Net cash provided by operating activities            3,142      1,034
                                                    --------   --------

Cash Flows from Investing Activities
  Additions to property, plant and equipment          (2,955)   (10,917)
  (Additions to) disposals of other assets              (600)         2
                                                    --------   --------
  Net cash used in investing activities               (3,555)   (10,915)
                                                    --------   --------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings, net             1,337         76
  Proceeds from long-term borrowings, net                623      1,949
  Proceeds from sale of common stock                     105         83
  Purchase of treasury stock                          (1,148)         -
                                                    --------   --------
  Net cash provided by financing activities              917      2,108

  Effect of exchange rate changes on cash
  and cash equivalents                                  (505)      (408)
                                                    --------   --------

Net decrease in cash and cash equivalents                 (1)    (8,181)

Cash and Cash Equivalents at Beginning of Period       4,160     10,854
                                                    --------   --------

Cash and Cash Equivalents at End of Period          $  4,159   $  2,673
                                                    ========   ========

-See notes to condensed consolidated financial statements.

                                    7
II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)



Note A  - Basis of Presentation
          ---------------------

     The consolidated financial statements for the three and six month periods ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1998 Annual Report to shareholders. The consolidated results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


Note B - Inventories ($000)
         ------------------

     The components of inventories are as follows:

                               December 31,      June 30,
                                  1998             1998
                               ------------     ---------
         Raw materials          $  3,796        $  3,220
         Work in progress          3,040           3,633
         Finished goods            2,680           3,203
                               ------------     ---------

                                $  9,516        $ 10,056
                               ============     =========


Note C - Property, Plant and Equipment ($000)
         ------------------------------------

     Property, plant and equipment (at cost) consist of the following:

                                     December 31,      June 30,
                                         1998            1998
                                     ------------     ---------
     Land and land improvements        $  1,548       $  1,501
     Buildings and improvements          17,679         16,951
     Machinery and equipment             40,160         37,980
                                     ------------     ---------
                                         59,387         56,432

     Less accumulated depreciation       22,806         20,545
                                     ------------     ---------
                                       $ 36,581       $ 35,887
                                     ============     =========

                                    8
II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D - Debt
         ----

     On December 31, 1997, the Company entered into a $10.0 million unsecured line of credit agreement with PNC Bank which was scheduled to expire December 30, 1998. The Company received an extension of the expiration date from the bank to March 31, 1999. The average interest rate in effect as of December 31, 1998 was 6.07%. As of December 31, 1998, the total borrowings under this line of credit were $7.0 million. The Company is subject to certain restrictive covenants under this agreement. During the three months ended December 31, 1998, the Company was not in compliance with one covenant relating to a limitation on capital expenditures. The Company received a waiver from the bank dated December 29, 1998 for this covenant violation.

     The Company is in the process of replacing its existing line of credit with a similar facility. The new facility is expected to be in place by March 31, 1999.


Note E - Earnings Per Share
         ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                             Three Months Ended         Six Months Ended
                                 December 31,             December 31,
(000 except per share data)  1998          1997         1998        1997
------------------------------------------------------------------------

Net earnings                 $1,302      $1,784         $1,931    $3,896
Divided by:
  Weighted average shares     6,338       6,432          6,391     6,426
------------------------------------------------------------------------
Basic earnings per share     $ 0.21      $ 0.28         $ 0.30    $ 0.61

Net earnings                 $1,302      $1,784         $1,931    $3,896
Divided by:
  Weighted average shares     6,338       6,432          6,391     6,426
  Dilutive effect of common
    stock equivalents           122         256            139       257
------------------------------------------------------------------------
  Diluted weighted average
    common shares             6,460       6,688          6,530     6,683
------------------------------------------------------------------------
Diluted earnings per share   $ 0.20      $ 0.27         $ 0.30    $ 0.58
------------------------------------------------------------------------

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

The components of comprehensive income, net of related tax, were as follows for the periods indicated ($000):

                           Three Months Ended      Six Months Ended
                              December 31,            December 31,
                           ------------------      ----------------
                             1998        1997        1998       1997
                           ------      ------      ------     ------
Net earnings               $1,302      $1,784      $1,931     $3,896

Cumulative translation
  adjustments, net of
  related tax                (255)         13        (341)         6
                           ------      ------      ------     ------

Comprehensive income       $1,047      $1,797      $1,590     $3,902
                           ======      ======      ======     ======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Results of Operations
---------------------

Net earnings for the second quarter of fiscal 1999, ended December 31, 1998 were $1,302,000 ($0.20 per share-diluted) on revenues of $15,210,000. This compares to net earnings of $1,784,000 ($0.27 per share-diluted) on revenues of $15,058,000 in the second quarter of fiscal 1998. For the six months ended December 31, 1998, net earnings were $1,931,000 ($0.30 per share-diluted) on revenues of $29,003,000. This compares with net earnings of $3,896,000 ($0.58 per share-diluted) on revenues of $30,577,000 for the same period last fiscal year.

Order bookings for the second quarter of fiscal 1999 were $16,492,000 compared to $16,825,000 for the same period last fiscal year, a decrease of 2%. Bookings for contract research and development for the second quarter of fiscal year 1999 were $241,000. This compares to $413,000 of contract research and development bookings for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings decreased 1% to $16,251,000 for the quarter from $16,412,000 for the same period last year. Year-to-date order bookings for fiscal 1999 decreased 11% to $29,304,000 from $32,875,000 for the same period last year. Year-to-date manufacturing bookings decreased 10% to $29,063,000 from $32,372,000 last fiscal year. For the quarter, the manufacturing bookings decrease was related to decreased bookings at the Company's eV PRODUCTS division and VLOC subsidiary offset by an increase in bookings of infrared optics and material products. For the year-to-date, approximately 60% of the decrease in manufacturing bookings was attributable to bookings at the Company's VLOC subsidiary and the remaining decrease was attributable to bookings of infrared optics and material products.

Revenues for the second quarter of fiscal 1999 increased 1% to $15,210,000 compared to $15,058,000 for the same period last fiscal year. Year-to-date revenues for fiscal 1999 decreased 5% to $29,003,000 from $30,577,000 for the same period last year. For the quarter, the increase was attributable to shipments of infrared optics and material products offset by a decrease in shipments at the Company's VLOC subsidiary. For the year-to-date, the decrease was related equally to decreased shipments of infrared optics and material products and decreased shipments at the Company's VLOC subsidiary.

Manufacturing gross margin for the second quarter of fiscal 1999 was $5,734,000 or 39% of revenues compared to $6,582,000 or 46% of revenues for the same period last fiscal year. Year-to-date for fiscal 1999, manufacturing gross margin was $10,259,000 or 36% of revenues compared to $13,158,000 or 45% of revenues for the same period last year. The lower gross margin percentage for the quarter and year-to-date reflects price sensitivity in the infrared optics and materials market and higher per unit costs at the Company's VLOC subsidiary.

Internal research and development expenses for the second quarter of fiscal year 1999 were $574,000 or 4% of revenues compared to $345,000 or 2% of revenues for the same period last year. Year-to-date for fiscal 1999, internal research and development expenses were $1,152,000 or 4% of revenues compared to $645,000 or 2% of revenues for the same period last year. The increased expense for the quarter and year-to-date is the result of internally funded projects associated with the development of new materials to improve and expand product offerings, as well as continued efforts to improve material growth yields.

Selling, general and administrative expenses for the second quarter of fiscal 1999 were $3,436,000 or 23% of revenues compared to $3,652,000 or 24% of revenues for the same period last year. Year-to-date for fiscal 1999, selling, general and administrative expenses were $6,443,000 or 22% of revenues compared to $7,102,000 or 23% of revenues for the same period last year. The dollar and percentage decreases for the quarter and year-to-date reflects planned discretionary cost reductions, decreased expense associated with the Company's worldwide profit-driven bonus programs and improved utilization of existing personnel and resources.

Other income for the second quarter of fiscal 1999 was $107,000 compared to other expense of $200,000 for last fiscal year's second quarter. Year-to-date for fiscal 1999, there was no other income or expense compared to other expense of $183,000 for the same period last year.
The quarter and year-to-date fluctuations were comprised of foreign currency translation gains offset by the writedown of certain assets held for sale and increased interest expense net of interest income.

For fiscal 1999, the Company's year-to-date effective income tax rate was 32% which was higher than the 30% income tax rate for the same period last fiscal year. The increase in the effective income tax rate is the result of higher state income taxes and lower earnings from certain foreign subsidiaries.

Liquidity and Capital Resources
-------------------------------

Cash decreased during the first six months of fiscal 1999 by $1,000 primarily due to $2,955,000 in capital expenditures, a reduction of accounts payable of $1,676,000 due to payment of amounts in the normal course of business, the repurchase of 150,000 shares of the Company's common stock, and payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs. These decreases were offset by the net earnings of the period, borrowings used for working capital purposes, and reductions of accounts receivable and inventories.

The Company generated $3,142,000 in cash from operations for the first six months of fiscal 1999. The $4,352,000 in cash generated from net earnings before depreciation and amortization for the six months ended December 31, 1998 and reductions of accounts receivable and inventories were offset by a reduction of accounts payable in the normal course of business and the payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs.

The current cash balance, as well as cash to be provided by operations during the remainder of fiscal year 1999, will be used for working capital needs, further capital expenditures for facilities and equipment, scheduled debt payments, and possible acquisitions of complementary businesses, products, or technologies.

Other Matters
-------------

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

The Company has developed a formal plan to address the Year 2000 implications of its information technology and noninformation technology systems. The first phase of this plan is substantially completed and consists of an evaluation of the systems impacted by the Year 2000 issue. The second phase of this plan will be an evaluation of the third parties with whom the Company has significant relations and their Year 2000 compliance. This phase is expected to be completed by February 28, 1999, which is two months later than previously expected. This delay is not expected to impact the completion of the overall Year 2000 plan.
The last phase of this plan will be the implementation of corrective measures deemed necessary, as identified during the first two stages of the plan. This phase is expected to be completed by June 30, 1999.

To date, the Company has spent approximately $125,000 on the Year 2000 issue and believes that the remaining potential cost related to the Year 2000 issue will range between $200,000 and $300,000.

Although the Company has developed and expects to execute the plan described above, due to the inherent uncertainty and complexity involved with the Year 2000 issue, there can be no assurance that the Company will address all aspects of the Year 2000 issue. A contingency plan is expected to be developed by June 30, 1999.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures, scheduled debt payments and possible acquisitions and the Company's plan to address the Year 2000 issue. Actual results could differ from such statements if worldwide economic conditions change, competitive conditions intensify, technology problems emerge, and/or if suitable acquisitions cannot be consummated. There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on September 23, 1998.

                      PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

On November 6, 1998, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were the election of two directors for terms to expire in 2001 and the ratification of the Board of Directors' selection of Deloitte & Touche LLP as auditors for the fiscal year ending June 30, 1999.

Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 6,141,140. Following is a separate tabulation with respect to each director:

                          Votes For           Votes Withheld
                          ---------           --------------

Peter W. Sognefest        6,068,606               72,534
Francis J. Kramer         6,068,691               72,449

The total number of votes cast for the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 1999 was 6,141,140 with 6,105,649 votes for, 20,192 votes against and 15,299 votes abstaining.

There were no broker non-votes on these matters.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits.

            15.01  Accountants' awareness letter dated
                   February 12, 1999 . . . . . . . . . . Filed herewith.

            27.01  Financial Data Schedule . . . . . . . Filed herewith.


        (b) Reports on Form 8-K.

            None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    II-VI INCORPORATED
                                    (Registrant)




Date: February 12, 1999              By:  /s/ Carl J. Johnson
                                           Carl J. Johnson
                                Chairman and Chief Executive Officer




Date: February 12, 1999              By:  /s/ James Martinelli
                                           James Martinelli
                                 Treasurer & Chief Financial Officer

                              EXHIBIT INDEX


         Exhibit No.
         -----------

            15.01  Accountants' awareness letter dated
                   February 12, 1999 . . . . . . . . . . Filed herewith.

            27.01  Financial Data Schedule . . . . . . . Filed herewith.