Form 10-Q
period 1999-03-31
II-VI INC
filed 1999-05-13
CIK 820318

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the quarterly period ended March 31, 1999

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from         to       .
          -------    -----

                   Commission File Number:  0-16195


                          II-VI INCORPORATED
        (Exact name of registrant as specified in its charter)

 PENNSYLVANIA                                 25-1214948
(State or other                           (I.R.S. Employer
jurisdiction of                          Identification No.)
incorporation or
or organization)


375 Saxonburg Boulevard
    Saxonburg, PA                               16056
(Address of principal
executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

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

       At May 7, 1999, 6,859,966 shares of Common Stock, no par value, of the registrant were outstanding.







                  II-VI INCORPORATED AND SUBSIDIARIES


                                  INDEX



                                                                Page No.
                                                                --------

PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Independent Accountants' Report . . . . . . . .      3

                  Condensed Consolidated Balance Sheets
                  - March 31, 1999 and June 30, 1998. . . . . . .      4

                  Condensed Consolidated Statements of Earnings
                  -- Three and nine months ended March 31, 1999
                  and 1998. . . . . . . . . . . . . . . . . . . .      5

                  Condensed Consolidated Statements of Cash Flows
                  -- Nine months ended March 31, 1999
                  and 1998. . . . . . . . . . . . . . . . . . . .      7

                  Notes to Condensed Consolidated
                  Financial Statements. . . . . . . . . . . . . .      8


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations . . . . . . . . . . . . .     11


         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (no significant changes since June 30, 1998)


PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K. . . . . . . .     13




INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of II-VI Incorporated and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended March 31, 1999 and 1998, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 21, 1999


                   PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements:

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                               March 31,        June 30,
Assets                                           1999             1998
                                               ---------        --------
Current Assets
  Cash and cash equivalents                    $  4,483         $  4,160
  Accounts receivable - net                      10,779           11,018
  Inventories                                     9,380           10,056
  Other current assets                            1,475            1,998
                                                -------          -------
    Total Current Assets                         26,117           27,232

Property, Plant and Equipment, net               36,537           35,887
Other Assets                                      4,990            4,655
                                                -------           ------
                                                $67,644          $67,774
                                                =======          =======
Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                 $ 5,145          $ 5,833
  Accounts payable                                1,204            2,810
  Accrued salaries, wages and bonuses             2,255            2,972
  Accrued profit sharing contribution               404              711
  Other current liabilities                       1,835            1,418
  Current portion of long-term debt                  42               68
                                                -------          -------
    Total Current Liabilities                    10,885           13,812

Long-Term Debt--less current portion              2,568            2,308

Other Liabilities,
  primarily deferred income taxes                 2,287            1,591

Commitments & Contingencies                           -                -

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                          -                -
  Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 6,859,966 shares at March 31, 1999;
  6,834,786 shares at June 30, 1998              18,660           18,468
  Accumulated other comprehensive income           (197)             435
  Retained earnings                              35,351           31,922
                                                -------          -------
                                                 53,814           50,825

Less treasury stock, at cost
  - 534,440 shares at March 31, 1999;
  384,440 shares at June 30, 1998                 1,910              762
                                                -------          -------
                                                 51,904           50,063
                                                -------          -------
                                                $67,644          $67,774
                                                =======          =======

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                  Three Months Ended
                                                       March 31,
                                               1999             1998
                                            --------         --------
Revenues

Net sales:
  Domestic                                  $  8,109         $  7,954
  International                                7,151            7,781
                                            --------         --------
                                              15,260           15,735
Contract research and development                278              495
                                            --------         --------
                                              15,538           16,230
                                            --------         --------

Costs, Expenses & Other (Income) Expense

Cost of goods sold                             8,792            9,101
Contract research and development                146              382
Internal research and development                617              516
Selling, general and administrative            3,592            3,727
Interest expense                                  61               64
Other expense (income) - net                     107             (105)
                                            --------         --------
                                              13,315           13,685
                                            --------         --------

Earnings Before Income Taxes                   2,223            2,545

Income Taxes                                     725              762
                                            --------         --------

Net Earnings                                $  1,498         $  1,783
                                            ========         ========

Basic Earnings Per Share                    $   0.24         $   0.28
                                            ========         ========

Diluted Earnings Per Share                  $   0.23         $   0.27
                                            ========         ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)
                                                 Nine Months Ended
                                                     March 31,
                                               1999             1998
                                            --------         --------
Revenues

Net sales:
  Domestic                                  $ 23,833         $ 23,764
  International                               19,732           21,232
                                            --------         --------
                                              43,565           44,996
Contract research and development                976            1,811
                                            --------         --------
                                              44,541           46,807
                                            --------         --------

Costs, Expenses & Other (Income) Expense

Cost of goods sold                            26,838           25,204
Contract research and development                686            1,376
Internal research and development              1,769            1,161
Selling, general and administrative           10,035           10,829
Interest expense                                 341               91
Other (income) expense - net                    (173)              51
                                            --------         --------
                                              39,496           38,712
                                            --------         --------

Earnings Before Income Taxes                   5,045            8,095

Income Taxes                                   1,616            2,416
                                            --------         --------

Net Earnings                                $  3,429         $  5,679
                                            ========         ========

Basic Earnings Per Share                    $   0.54         $   0.88
                                            ========         ========

Diluted Earnings Per Share                  $   0.53         $   0.85
                                            ========         ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                     Nine Months Ended
                                                         March 31,
                                                       1999       1998
                                                    --------   --------
Cash Flows from Operating Activities
  Net earnings                                      $  3,429   $  5,679
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      3,645      3,073
    (Gain) loss on foreign currency transactions        (216)       383
    Writedown of property held for sale                  200          -
    Deferred income taxes                                240        (31)
    Increase (decrease) in cash from changes in:
      Accounts receivable                                692     (3,337)
      Inventories                                        810     (2,308)
      Accounts payable                                (1,930)      (118)
      Other operating net assets                         155     (1,694)
                                                    --------   --------
Net cash provided by operating activities              7,025      1,647
                                                    --------   --------

Cash Flows from Investing Activities
  Additions to property, plant and equipment          (4,051)   (16,932)
  (Additions to) disposals of other assets              (600)         2
                                                    --------   --------
  Net cash used in investing activities               (4,651)   (16,930)
                                                    --------   --------

Cash Flows from Financing Activities
  (Payments on) proceeds from
  short-term borrowings, net                            (729)     4,467
  (Payments on) proceeds from long-term borrowings       (22)     1,933
  Proceeds from sale of common stock                     151        406
  Purchase of treasury stock                          (1,148)         -
                                                    --------   --------
  Net cash (used in) provided by
  financing activities                                (1,748)     6,806

  Effect of exchange rate changes on cash and
  cash equivalents                                      (303)      (241)
                                                    --------   --------

Net increase (decrease) in cash
and cash equivalents                                     323     (8,718)

Cash and Cash Equivalents at Beginning of Period       4,160     10,854
                                                    --------   --------

Cash and Cash Equivalents at End of Period          $  4,483   $  2,136
                                                    ========   ========

Cash paid for interest                              $    304   $     54
                                                    ========   ========

Cash paid for income taxes                          $    773   $  2,919
                                                    ========   ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The consolidated financial statements for the three and nine month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1998 Annual Report to shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


Note B  - Inventories  ($000)

The components of inventories are as follows:

                      March 31,         June 30,
                        1999              1998
                      ---------         --------

Raw materials         $  2,684          $  3,220
Work in progress         4,252             3,633
Finished goods           2,444             3,203
                      ---------         --------
                      $  9,380          $ 10,056
                      =========         ========


Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment consist of the following:

                               March 31,         June 30,
                                 1999              1998
                               ---------         --------

Land and land improvements     $  1,551          $  1,501
Buildings and improvements       19,348            16,951
Machinery and equipment          39,584            37,980
                               ---------         --------
                                 60,483            56,432

Less accumulated depreciation    23,946            20,545
                               ---------         --------
                               $ 36,537          $ 35,887
                               =========         ========


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

Note D  - Debt

On December 31, 1997, the Company entered into a $10.0 million unsecured line of credit agreement with PNC Bank, which was scheduled to expire December 30, 1998. The Company received an extension of the expiration date from the bank to March 31, 1999.

On March 26, 1999, the Company replaced its $10.0 million unsecured line of credit agreement by entering into a $15.0 million unsecured committed line of credit agreement with PNC Bank that expires on March 25, 2000. This line of credit may be extended for an additional two years. The average interest rate in effect as of March 31, 1999 was 5.88%. As of March 31, 1999, the total borrowings under this line of credit were $5.0 million. The Company is subject to certain restrictive covenants under this agreement.



Note E  - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated:

                             Three Months Ended         Nine Months Ended
                                   March 31,                 March 31,
(000 except per share data)  1999          1998         1999        1998
-------------------------------------------------------------------------
Net earnings                 $1,498      $1,783         $3,429    $5,679
Divided by:
  Weighted average shares     6,323       6,445          6,368     6,433
-------------------------------------------------------------------------
Basic earnings per share     $ 0.24      $ 0.28         $ 0.54    $ 0.88
-------------------------------------------------------------------------
Net earnings                 $1,498      $1,783         $3,429    $5,679
Divided by:
  Weighted average shares     6,323       6,445          6,369     6,433
  Dilutive effect of common
    stock equivalents           137         232            137       245
-------------------------------------------------------------------------
  Diluted weighted average
    common shares             6,460       6,677          6,506     6,678
-------------------------------------------------------------------------
Diluted earnings per share   $ 0.23      $ 0.27         $ 0.53    $ 0.85
-------------------------------------------------------------------------


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

Note F  - Other Comprehensive Income

During the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires the Company to report and disclose a measure ("comprehensive income") of all changes in shareholders' equity that result from transactions and other economic events of the period other than transactions with owners.

The components of comprehensive income, net of related tax, were as follows for the periods indicated ($000):

Three Months Ended March
31,

                           Three Months Ended      Nine Months Ended
                                March 31,               March 31,
                           ------------------      ----------------
                             1999        1998        1999       1998
                           ------      ------      ------     ------
Net earnings               $1,498      $1,783      $3,429     $5,679
Cumulative translation
  adjustments                (133)        163        (632)       171
                           ------      ------      ------     ------
Comprehensive income       $1,365      $1,946      $2,797     $5,850
                           ======      ======      ======     ======



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

Net earnings for the third quarter of fiscal 1999, ended March 31, 1999 were $1,498,000 ($0.23 per share-diluted) on revenues of $15,538,000. This compares to net earnings of $1,783,000 ($0.27 per share-diluted) on revenues of $16,230,000 in the third quarter of fiscal 1998. For the nine months ended March 31, 1999, net earnings were $3,429,000 ($0.53 per share-diluted) on revenues of $44,541,000. This compares with net earnings of $5,679,000 ($0.85 per share-diluted) on revenues of $46,807,000 for the same period last fiscal year.

Order bookings for the third quarter of fiscal 1999 were $14,655,000 compared to $16,083,000 for the same period last year, a decrease of 9%. Year-to-date order bookings for 1999 decreased 10% to $43,959,000 from $48,958,000 for the same period last year. Year-to-date manufacturing bookings decreased 10% to $43,718,000 from $48,455,000 last fiscal year. For the quarter, the manufacturing bookings decrease was attributable to decreased bookings at the Company's VLOC subsidiary and at the Company's eV PRODUCTS division. Bookings of infrared optics and material products increased by approximately 5%. For the year-to-date, approximately 75% of the decrease in manufacturing bookings was attributable to bookings at the Company's VLOC subsidiary and the remaining decrease was attributable to bookings of infrared optics and material products.

Revenues for the third quarter of fiscal 1999 decreased 4% to $15,538,000 compared to $16,230,000 for the same period last year. Year-to-date revenues for fiscal 1999 decreased 5% to $44,541,000 from $46,807,000 for the same period last year. For both the quarter and year-to-date, the decrease was related equally to decreased shipments of infrared optics and material products and decreased shipments at the Company's VLOC subsidiary. These decreases were offset by increases in shipments at the Company's eV PRODUCTS division of approximately 40% for the quarter and approximately 15% for the year-to-date.

Manufacturing gross margin for the third quarter of fiscal 1999 was $6,468,000 or 42% of revenues compared to $6,634,000 or 42% of revenues for the same period last year. Year-to-date for fiscal 1999, manufacturing gross margin was $16,727,000 or 38% of revenues compared to $19,792,000 or 44% of revenues for the same period last year. The lower gross margin percentage for the year-to-date reflects higher per unit costs at the Company's VLOC subsidiary and continued price sensitivity in the infrared optics and materials market. The manufacturing gross margin percentage has increased from 34% of revenues in the first quarter of fiscal 1999 to 42% of revenues in the third quarter of fiscal 1999 and reflects increases in every product line.

Internal research and development expenses for the third quarter of fiscal year 1999 were $617,000 or 4% of revenues compared to $516,000 or 3% of revenues for the same period last year. Year-to-date for fiscal 1999, internal research and development expenses were $1,769,000 or 4% of revenues compared to $1,161,000 or 2% of revenues for the same period last year. The increased expense for the quarter and year-to-date is the result of internally funded projects associated with the development of new materials to improve and expand product offerings, as well as continued efforts to improve material growth yields.

Selling, general and administrative expenses for the third quarter of fiscal 1999 were $3,592,000 or 23% of revenues compared to $3,727,000 or 23% of revenues for the same period last year. Year-to-date for fiscal 1999, selling, general and administrative expenses were $10,035,000 or 23% of revenues compared to $10,829,000 or 23% of revenues for the same period last year. The dollar decreases for the quarter and year-to-date reflect planned discretionary cost reductions, decreased expense associated with the Company's worldwide profit-driven bonus programs and improved utilization of existing personnel and resources.

Interest expense for the third quarter of fiscal 1999 was $61,000 compared to $64,000 for the same period last year. Year-to-date for fiscal 1999, interest expense was $341,000 compared to $91,000 for the same period last year. The year-to-date fluctuation is the direct result of increased borrowings.

Other expense for the third quarter of fiscal 1999 was $107,000 compared to other income of $105,000 for the same period last year. Year-to-date for fiscal 1999, other income was $173,000 compared to other expense of $51,000 for the same period last year. The quarter fluctuation was primarily the result of foreign currency translation losses. The year-


to-date fluctuation was the result of foreign currency translation gains offset by the writedown of certain assets held for sale.

For fiscal 1999, the Company's year-to-date effective income tax rate was 32% which was higher than the 30% income tax rate for the same period last fiscal year. The increase in the effective income tax rate is the result of higher state income taxes and lower earnings from certain foreign subsidiaries.


Liquidity and Capital Resources
-------------------------------

Cash increased during the first nine months of fiscal 1999 by $323,000 primarily due to net earnings before depreciation and amortization of $7,074,000 and reductions of accounts receivable and inventories totaling $1,502,000. This increase was offset by $4,051,000 in capital expenditures, a reduction of accounts payable of $1,930,000 due to payment of amounts in the normal course of business, the repurchase of 150,000 shares of the Company's common stock, repayment of short-term borrowings and payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs.

The Company generated $7,025,000 in cash from operations for the first nine months of fiscal 1999. The $7,074,000 in cash generated from net earnings before depreciation and amortization for the nine months ended March 31, 1999 and reductions of accounts receivable and inventories were offset by a reduction of accounts payable in the normal course of business and the payment of compensation costs relating to the Company's fiscal 1998 worldwide profit-driven bonus programs.

The Company has a $15.0 million unsecured committed line of credit with PNC Bank that expires on March 25, 2000. This line of credit may be extended for an additional two years.

The current cash balance and the existing credit facility, as well as cash to be provided by operations during the remainder of fiscal year 1999, will be used for working capital needs, further capital expenditures for facilities and equipment, scheduled debt payments, and possible acquisitions of complementary businesses, products, or technologies.


Other Matters
-------------

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

The Company has developed a formal plan to address the Year 2000 implications of its information technology and noninformation technology systems. The first phase of this plan is complete and consisted of an evaluation of the systems impacted by the Year 2000 issue. The second phase of this plan is substantially completed and consisted of an evaluation of the third parties with whom the Company has significant relations and their Year 2000 compliance. The last phase of this plan will be the implementation of corrective measures deemed necessary, as identified during the first two stages of the plan. This phase has begun and is expected to be completed by June 30, 1999.

Based upon the information obtained from the first two stages of the plan, the Company does not believe its information technology and noninformation technology systems will experience significant Year 2000 problems. However, there can be no assurance that the third parties with whom the Company has significant relations will not experience disruptions in their business that could have a material adverse affect
on the Company.   An example of a worst case scenario caused by the Year
2000 issue would be the failure in the accounting systems of a significant number of the Company's key customers which resulted in a delay in the payment of invoices issued by the Company.

To date, the Company has spent approximately $150,000 on the Year 2000 issue and believes that the remaining potential cost related to the Year 2000 issue will range between $150,000 and $250,000.

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





                        PART II - OTHER INFORMATION
                        ---------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits.

              10.01  Agreement by and between PNC Bank,
                     National Association and
                     II-VI Incorporated for Amended
                     and Restated Letter Agreement
                     for Committed Line of Credit and
                     Japanese Yen Term Loan            Filed herewith.

              15.01  Accountants' awareness letter
                     dated May 13, 1999                Filed herewith.

              27.01  Financial Data Schedule           Filed herewith.


         (b)  Reports on Form 8-K.

              None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    II-VI INCORPORATED
                                    (Registrant)




Date: May 13, 1999                   By:  /s/ Carl J. Johnson
                                           Carl J. Johnson
                                Chairman and Chief Executive Officer




Date: May 13, 1999                   By:  /s/ James Martinelli
                                           James Martinelli
                                 Treasurer & Chief Financial Officer

                               EXHIBIT INDEX
                               -------------



Exhibit No.
-----------

     10.01  Agreement by and between PNC Bank,
            National Association and II-VI Incorporated
            for Amended and Restated Letter Agreement
            for Committed Line of Credit and Japanese
            Yen Term Loan                             Filed herewith.

     15.01  Accountants' awareness letter dated
            May 13, 1999                              Filed herewith.

     27.01  Financial Data Schedule                   Filed herewith.