Form 10-K
period 1999-06-30
II-VI INC
filed 1999-09-28
CIK 820318

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999

[ ]  Transition report pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 for the transition
     period from             to              .
                 -----------    ------------

                 Commission File Number:  0-16195
                       II-VI INCORPORATED
    (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                            25-1214948
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


        375 Saxonburg Boulevard
            Saxonburg, PA                         16056
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part

III of this Form 10-K or any amendment to this Form 10-K.   [ x ]

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 15, 1999, was approximately $57,885,385, based on the closing sale price reported on NASDAQ/NMS for September 15, 1999. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 15, 1999, was 6,348,826.

              Documents Incorporated by Reference
              -----------------------------------

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 1999 Annual Meeting of
Shareholders are incorporated by reference into Part III hereof.

                            PART I

ITEM 1.  BUSINESS

Introduction

     II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. The Company's executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Its telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Incorporated, II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., VLOC Incorporated, II-VI Optics (Suzhou) Co. Ltd., and II-VI U.K. Limited, as a consolidated operation. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated."

     II-VI Incorporated designs, manufactures and markets optical and electro-optical components, devices and materials for infrared, near-infrared, visible-light, x-ray and gamma-ray instrumentation. The Company's infrared products are used primarily in high-power CO2 (carbon dioxide) lasers. These lasers are used for industrial processing throughout the world. The Company's VLOC subsidiary manufactures near-infrared and visible light products for industrial, scientific and medical applications and solid-state (such as YAG and YLF) lasers. The Company's eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray detector products for the nuclear radiation detection industry. The majority of the Company's revenues are attributable to the sale of optical components for the industrial laser processing industry.

Information Regarding Market Segments and Foreign Operations

     The Company's business comprises two segments, the design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared, near-infrared and visible-light instrumentation and the manufacture and marketing of x-ray and gamma-ray instrumentation.

     Financial data regarding the Company's revenues, results of operations, industry segments and international sales for the Company's last three fiscal years is set forth in, and incorporated herein by reference to, the Company's Consolidated Statements of Earnings on page 17 of the II-VI Incorporated 1999 Annual Report (the "Annual Report") and Note H to the Company's Consolidated Financial Statements on pages 27 and 28 of the Annual Report.

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

     Precision optics such as total reflectors, partial mirrors, beamsplitters and lenses are critical to the operation of lasers and laser systems. Many CO2 and YAG laser systems contain up to 15 optical elements either as part of the laser resonator or associated with routing of the laser beam to the work piece. To the extent that optics wear or become contaminated during operation, optics are consumables in laser processing. Thus, an aftermarket demand is generated by an estimated current worldwide installed base of approximately 90,000 industrial YAG and CO2 lasers.

Products

     The Company's products include optical and electro-optical components, devices and materials for infrared, near-infrared, visible light, x-ray and gamma-ray instrumentation. The Company's infrared products are used in high power CO2 (carbon dioxide) lasers. These lasers are used for industrial processing throughout the world. The Company's VLOC subsidiary manufactures near-infrared and visible light products for industrial, scientific and medical applications and solid-state (such as YAG and YLF) lasers. The Company's eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray detector products for the nuclear detection industry. The majority of the Company's revenues are attributable to the sale of optical components for the industrial laser processing industry.

     Infrared Optics and Materials

     Reliable operation of CO2 lasers requires high quality, low absorption optical components. The CO2 laser emits infrared energy at a wavelength of 10.6 micrometers. This wavelength is optimal for many industrial processes including cutting, welding, drilling and heat treating materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. The CO2 laser is also used for cosmetic and invasive medical procedures because of its efficient absorption in human tissue. The Company's infrared optics and materials are incorporated into surveillance and imaging systems because of the effectiveness of the 10.6 micrometer wavelength to penetrate atmospheric conditions.

     The Company is a broad line supplier of the optical elements used in CO2 lasers and laser systems. Conventionally polished and precision diamond turned transmissive and reflective optics are supplied to laser manufacturers, laser system builders and end users for replacement parts. Transmissive optics manufactured by the Company are predominately made from Zinc Selenide. The Company is the largest manufacturer in the world for this optical material. The Company's Zinc Selenide production capability and its proprietary, thin film coating technology have earned the Company a reputation as the quality leader in the world market.

     The Company supplies replacement optics and refurbishing services to end users of industrial CO2 lasers. The Company sells its infrared replacement optics under the trade name of INFRAREADY(r) optics. Consumable items such as focusing lenses and output couplers can be cost effectively refurbished for the Company's aftermarket customers. The aftermarket portion of the Company's business continues to grow as industrial laser applications proliferate worldwide.

     The Company produces and supplies Zinc Sulfide in the form of domes and windows to military suppliers for Forward Looking InfraRed
(FLIR) systems.

     YAG Laser Components

     The power levels available from Nd:YAG lasers (neodymium doped:Yttrium Aluminum Garnet) are increasing while the costs of such lasers are decreasing. These trends are making YAG laser processing more attractive in such high-power YAG applications as the welding of airbag sensors and inflators. Low-power YAG applications include the high speed micro-welding of multi-blade razor assemblies, the welding of heart pacemakers, the precision trimming of resistors in electronic assemblies, and marking or labeling of integrated circuits. The capability to deliver the 1.06 micrometer YAG laser wavelength over flexible, low loss optical fibers has enhanced YAG laser deployment in many applications where complex shapes require versatile beam delivery geometries. YAG lasers require the same optical elements as the CO2 laser except that they are made of different materials to operate at the YAG laser near-infrared wavelength of 1.06 micrometers.

     The Company supplies a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. The YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Included in the Company's products are refurbished YAG rods sold to the Company's aftermarket customers. The Company offers waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications. These products control and alter the visible and near-infrared energy and its polarization. The Company offers cavities for use in flashlamp pumped lasers. These cavities are primarily made of samarium doped glass which improves the laser performance.

     Fluoride Materials

     Nd:YLF (neodymium doped:Yttrium Lithium Fluoride) displays exceptional qualities as a laser material for solid-state lasers. The crystal offers high power laser operation at 1.047 micrometers and 1.053 micrometers with low beam divergence leading to good Q-switched and single-mode laser operation. YLF is used in both flashlamp and diode pumped solid-state lasers. Due to high lasing efficiency, YLF lasers are suitable for scribing, trimming and cutting of semiconductor materials.

     YLF also lases at 1.313 micrometers. This wavelength, along with the 1.047 micrometer wavelength, has attractive applications for use in cable television and other telecommunication applications which require devices with high data rates.

     Nuclear Radiation Detectors

     New and expanding applications for nuclear radiation in industry, medicine and research is fueling increased demand for nuclear radiation detectors. Solid-state CdZnTe nuclear radiation detectors are attractive because of their reduced size, improved tolerance of environmental conditions and lower voltage/current requirements compared to the more traditional scintillator/photomultiplier or cryogenically cooled Germanium devices. The market is composed of industrial process control, nuclear medicine, x-ray imaging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics segments.

     The use of CdZnTe hand-held probes in the medical field allows the introduction of new cancer location techniques, based on the injection of a radio-labeled antibody that binds to the cancer cells. This allows the surgeon to accurately identify and remove cancerous tissue.

     CdZnTe-based imaging arrays can be used in both the nuclear medical (internal gamma-ray emission) and radiographic (external x-ray source) fields. In nuclear medicine, CdZnTe allows the manufacture of a new generation of gamma cameras, offering much improved position sensitivity and the ability to produce images using lower doses of injected radioactivity. In the radiographic field, higher density CdZnTe provides much improved sensitivity to the higher energy x-rays used in some of the newer diagnostic techniques. It also allows the possibility of direct-readout digital radiography, which allows the physician to see the relevant part of the body in real time, thus reducing the time delay between x-ray imaging and diagnosis.

     The Company designs and manufactures CdZnTe room-temperature, nuclear radiation detectors combined with custom designed low noise front-end electronics. The Company believes it has become the leader in room-temperature, direct conversion radiation detectors.

Customers and Markets

     Industrial

     The Company's customers include leading original equipment manufacturers (OEMs) and system integrators worldwide in the CO2 and YAG laser machine tool industry. The Company has targeted both the high power and low power segments of the laser optics market.

     High power CO2 lasers manufactured by the Company's customers are used for cutting, drilling, welding and heat treating. The Company also sells directly to laser end users who require replacement optics such as focusing lenses and beam steering mirrors. Industrial lasers are used in a wide variety of industries and applications including automotive, electrical equipment, packaging, building products, office furniture, garment, airframe or aerospace, consumer electronics, tooling and machinery.

     Low power CO2 lasers are utilized for both medical and industrial applications. Engraving and marking are two of the more popular markets for low power CO2 lasers. Manufacturers of low power CO2 laser systems are high volume consumers of optics.

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

     Scientific and Military

     The scientific and research and development markets are creating many opportunities for the Company's visible, near-infrared and infrared optics and materials. The Company supplies components with demanding specifications to these market segments. Examples of such products include aspheric optics, prisms, parabolic reflectors and multi-focusing element optical assemblies. The Company's products are also integrated into spectrophotometers, interferometers and distance measuring instruments; scanning mirrors for marking and engraving applications; and focusing assemblies for infrared cameras. Timely response, high quality products and dedicated engineering support are the cornerstones of the Company's pursuit of these markets.

     The Company supplies materials and optics to manufacturers of infrared imaging systems used in military systems. The U.S. military and their allies are developing advanced infrared imaging systems for state-of-the-art weapon systems.

Sales and Distribution

     The Company markets its products in the United States through its direct sales force; in Japan through its subsidiary, II-VI Japan Incorporated; in Southeast Asia and China through its subsidiaries, II-VI Singapore Pte., Ltd. and II-VI Optics (Suzhou) Co. Ltd.; and in the United Kingdom through its subsidiary, II-VI U.K. Limited. Europe and other major markets are addressed through distributors and agents. The Company's products are sold to more than 4,000 customers worldwide.

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

     Sources of Supply

     The major raw materials used by the Company are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. The Company produces virtually all of its Zinc Selenide and Zinc Sulfide requirements internally, although small quantities of Zinc Selenide and Zinc Sulfide may be purchased from outside vendors from time to time. The Company also purchases Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. The Company purchases Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two suppliers for all of the above materials except for Zinc Selenide, Hydrogen Selenide and Thorium Fluoride (excluding the Company), for each of which there is only one proven source of merchant supply. For most materials, the Company has entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

     The continued high quality of these materials is critical to the stability of the Company's manufacturing yields. The Company conducts testing of materials at the onset of the production process to meet evolving customer requirements. Additional research may be needed to better define future starting material specifications.
The Company has not experienced significant production delays due to shortages of materials. However, the Company does occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A significant failure of the Company's suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on the Company's results of operations.

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

     With respect to the production, use, storage and disposal of the low-level radioactive material Thorium Fluoride, the Company's facilities and procedures have been inspected and approved by the Nuclear Regulatory Commission. This material is utilized in the Company's thin-film coatings. Thorium Fluoride bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Barnwell, South Carolina.

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

     Company research and development activities focus on developing new proprietary products or on understanding, improving and automating crystal growth, low-damage fabrication or optical thin-film coating technologies. The Company performs commercial prototype and engineering work for customers and, in addition, participates in various government and university research and development consortia. The Company maintains an engineering, research and development staff of one hundred eight. Seventy-eight of the Company's employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

     The Company is primarily engaged in ongoing research and development in the following areas: Zinc Selenide optical material production; YAG crystal production; YLF and other fluorides production; automated, deterministic optical fabrication methods;
and optical thin-film processes and products.

     Company-funded research and development and contract research expenditures together totaled approximately $3.0 million, $3.3 million and $3.4 million during fiscal 1997, 1998 and 1999, respectively. Contract research revenues during those respective years totaled approximately $2.7 million, $2.2 million and $1.4 million. The Company has been active in various research and development programs at the federal and state levels.

Competition

     The Company believes that it is a leading producer of products and services in its addressed markets. In the area of commercial infrared laser optics and materials, the Company believes it is an industry leader. The Company is a leading supplier of Cadmium Zinc Telluride substrates used for infrared imaging arrays, and believes that it is the only supplier of Cadmium Telluride electro-optic modulators to U.S. and NATO defense contractors. The Company is a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, medical and industrial laser manufacturers.

     The Company competes on the basis of product quality, delivery time, strong technical support and pricing. Management believes that the Company competes favorably with respect to these factors and that its vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

     The Company has a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The significant competitor of the Company in the production of Zinc Selenide is a division of Rohm and Haas Co. The competitors producing infrared and CO2 laser optics include Laser Power Corporation and Coherent in the United States and Sumitomo in Japan, as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and a division of Saint-Gobain. The Company is not currently aware of any significant competitors for its Cadmium Zinc Telluride radiation detector product line.

     In addition to competitors who manufacture products similar to those of the Company, there are other technologies or materials that may compete with the Company's products. The market for the nuclear radiation detector materials is in its infancy and could be affected by competing technologies.

Order Backlog

     Order backlog decreased 9% to $18.0 million at June 30, 1999 from $19.8 million at June 30, 1998. Manufacturing orders comprise 97% of the backlog at June 30, 1999, compared to 93% of backlog at June 30, 1998. All of the manufacturing order backlog at June 30, 1999 is expected to be shipped in fiscal 2000.

Employees

     As of June 30, 1999, the Company employed 625 persons worldwide. Of these employees, 108 were engaged in research, development and engineering, 391 in direct production and the balance in sales and marketing, administration, finance and support services. The Company's production staff includes highly skilled optical craftsmen. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any work stoppages. The Company has a long standing policy of encouraging active employee participation in selected areas of operations management. The Company believes its relations with its employees to be good. The Company rewards its employees with incentive compensation based on achievement of performance goals.

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

     The Company holds four registered trademarks: the II-VI INCORPORATED (registered) name; INFRAREADY OPTICS (registered)( for replacement optics for industrial CO2 lasers; EPIREADY (registered) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS (registered) for products manufactured by the Company's eV PRODUCTS division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. The Company is not aware of any interference or opposition to these trademarks in any jurisdiction.

Risk Factors

     Environmental Concerns

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of environmentally hazardous materials. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future. There can be no assurance that any such change will not have a material adverse effect on the Company. The Company manufactures and utilizes Hydrogen Selenide gas, an extremely hazardous material, in the production of Zinc Selenide. In its processes, the Company also produces and uses waste containing Thorium Fluoride, a low-level radioactive material, and generates other hazardous by-products such as suspended solids containing heavy metals and airborne particulates. The Company has made and continues to make substantial investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of such extremely hazardous materials. The failure to properly handle such materials, however, could lead to harmful exposure to employees or the discharge of certain hazardous waste materials, and, since the Company does not carry environmental impairment insurance, this could have a material adverse effect on the financial condition or results of operations of the Company. Although the Company has not encountered material environmental problems in its properties or processes to date, there can be no assurance that problems will not develop in the future which would have a material adverse effect on the business, results of operations or financial condition of the Company.

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

     Competition

     The Company has a number of present and potential competitors, many of which have greater financial resources than the Company.
The markets for many of the Company's products can be subject to competitive pricing in order to gain or retain market share. The Company may also face competition from competitors who manufacture products similar to those of the Company, and whose technologies or materials may compete with the Company's products. Such competitive pressures could affect the Company's pricing and adversely affect the business, results of operations or financial condition of the Company.

     International Sales and Operations

     Sales to customers in countries other than the United States accounted for approximately 43%, 45% and 47% of revenues during fiscal 1997, 1998 and 1999, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenues for the foreseeable future. In addition, the Company manufactures products in Singapore and China, and maintains direct sales offices in Japan and the United Kingdom. Sales and operations outside of the

United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, although the Company's international sales, other than in Japan and the United Kingdom, are denominated in U.S. dollars, currency exchange fluctuations in countries where the Company does business could have a material adverse affect on the Company's business, financial condition or results of operations, by rendering the Company less price-competitive than foreign manufacturers. The Company's sales in Japan and the United Kingdom are denominated in the local currency and, accordingly, are affected by fluctuations in exchange rates. The Company generally reduces its exposure in Japan to such fluctuations through foreign currency forward exchange contracts. The Company does not engage in the speculative trading of financial derivatives. There can be no assurance, however, that the Company's practices will eliminate the risk of fluctuation in the currency exchange rates.

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

     Proprietary Technology Claims

     The Company does not currently hold any material patents applicable to its processes and relies on a combination of trade secret, copyright and trademark laws and employee non-compete and nondisclosure agreements to protect its intellectual property rights. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company. Asserting the Company's rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting the business, results of operations or financial condition of the Company. In the event a third party was successful in a claim that one of the Company's processes infringed its proprietary rights, the Company may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify the process so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the business, results of operations or financial condition of the Company.

     Recent Events

     On September 21, 1999, the Company purchased 1,250,000 shares of Laser Power Corporation common stock for a total purchase price of approximately $2.8 million. Based on information available to the Company, this purchase represents approximately 14.7% of the outstanding common stock of Laser Power Corporation. Laser Power Corporation is a competitor of the Company which produces infrared and CO2 laser optics.


ITEM 2.  PROPERTIES

Facilities

     The Company's headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 90,000-square-foot facility, on approximately 64 acres of land. In fiscal 1998, the Company completed construction of a 30,000-square-foot facility in Saxonburg which is occupied by the eV PRODUCTS division manufacturing operation and a 45,000 square-foot facility in Florida which is occupied by the Company's VLOC subsidiary. In addition, the Company has leases for its manufacturing and office space in Florida, Singapore, China, U.K., and Japan totaling 39,000 square feet, and owns two facilities, one of which is currently being held for sale, totaling 35,000 square feet in Florida.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation which could have a materially adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

     The executive officers of the Company and their respective ages and positions are as follows:

Name                  Age              Position
Carl J. Johnson       57        Chairman, Chief Executive
                                Officer and Director
Francis J. Kramer     50        President, Chief Operating
                                Officer and Director
Herman E. Reedy       56        Vice President and
                                General Manager of
                                Quality and Engineering
James Martinelli      41        Treasurer and
                                Chief Financial Officer

     Carl J. Johnson, a co-founder of the Company in 1971, serves as Chairman, Chief Executive Officer and a Director of the Company. He served as President of the Company from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff.
Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively. Dr. Johnson serves as a director of Xymox Technology, Inc., Armstrong Laser Technology, Inc. and Applied Electro-Optics Corporation.

     Francis J. Kramer has served as a Director of the Company since 1989. Mr. Kramer has been employed by the Company since 1983 and has been its President and Chief Operating Officer since 1985.
Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp.
Mr. Kramer graduated from the University of Pittsburgh in 1971 with a B.S. degree in Industrial Engineering and from Purdue University in 1975 with an M.S. degree in Industrial Administration.

     Herman E. Reedy has been with the Company since 1977 and is Vice President and General Manager of Quality and Engineering. Previously, Mr. Reedy held positions at the Company as General Manager of Quality and Engineering, Manager of Quality and Manager of Components. From 1973 until joining the Company, Mr. Reedy was employed by Essex International, Inc., serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie Mellon University and previously held positions with Semi-Elements, Inc. and Westinghouse Electric Corporation. Mr. Reedy is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

     James Martinelli has been employed by the Company since 1986 and has served as Treasurer and Chief Financial Officer and Assistant Secretary since May of 1994. Mr. Martinelli joined the Company as Accounting Manager and was named Controller in 1990. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania in 1980 with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.


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


                                High           Low
Fiscal 1999
  First Quarter                 $14 1/4        $7 1/4
  Second Quarter                $9             $5 7/8
  Third Quarter                 $10 3/16       $7 1/4
  Fourth Quarter                $7 1/4         $9 1/2

Fiscal 1998
  First Quarter                 $28            $21 3/8
  Second Quarter                $28 1/2        $21
  Third Quarter                 $23 3/4        $17 15/16
  Fourth Quarter                $20 1/2        $12 5/8

     On September 15, 1999, the last reported sale price for the Common Stock on the NASDAQ National Market was $12 5/8 per share. As of such date, there were approximately 750 holders of record of the Common Stock. The Company has not historically paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 13 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 9 through 12 of the Company's 1999 Annual
Report to Shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from pages 2 through 8 of the Company's 1999 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages 14 through 29 of the Company's 1999 Annual
Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees", and the information set forth under the caption "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a)    (1)  The consolidated balance sheets as of June 30, 1999 and
            1998, the consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999, and the notes to consolidated financial statements, presented in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

            The report of Deloitte & Touche LLP, dated August 6, 1999 on the 1999, 1998 and 1997 financial statements presented in the Company's 1999 Annual Report to Shareholders, is incorporated herein by reference.

       (2)  Financial Statement Schedule:

            The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 1999 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            The report of Deloitte & Touche LLP on Schedule II for each of the three years ended June 30, 1999, is included herein.

            Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1999.

       (3)  Exhibits.


EXHIBIT NO.                            REFERENCE

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

10.08 II-VI Incorporated 1994          Incorporated herein by
      Nonemployee Directors Stock      reference is Exhibit A to the
      Option Plan*                     Company's Proxy Statement
                                       dated September 30, 1994.

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

10.13 Amended and Restated II-VI       Incorporated herein by
      Incorporated 1997 Stock          reference is Exhibit 10.04
      Option Plan*                     to the Company's Annual Report
                                       on Form 10-K for the fiscal
                                       year ended June 30, 1998.

10.14 Agreement by and between         Incorporated herein by
      PNC Bank, National               reference is Exhibit 10.01
      Association and                  to the Company's Form 10-Q
      II-VI Incorporated for           for the Quarter Ended
      Amended and Restated             March 31, 1999.
      Letter Agreement for
      Committed Line of Credit
      and Japanese Yen Term Loan

13.01 Annual Report to Shareholders    Portions of the 1999 Annual
                                       Report are filed herewith.

21.01 List of Subsidiaries of          Filed herewith.
      II-VI Incorporated

23.01 Consent of Deloitte              Filed herewith.
      & Touche LLP

27.01 Financial Data Schedule          Filed herewith.
-----------
* Denotes management contract or compensatory plan, contract or arrangement.

    The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal year 1999.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

    With the exception of the information incorporated by reference to the Company's 1999 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1999 Annual Report to Shareholders is not deemed filed as a part of this Report.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            II-VI INCORPORATED

September 27, 1999          By: /s/ Carl J. Johnson
                            Carl J. Johnson, Chairman and
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Principal Executive Officer:

September  27, 1999         By: /s/ Carl J. Johnson
                                 Carl J. Johnson
                            Chairman and Chief Executive Officer
                                 and Director

September  27, 1999         By: /s/ Francis J. Kramer
                                 Francis J. Kramer
                                President and Chief
                            Operating Officer and Director

                            Principal Financial and
                            Accounting Officer:

September  27, 1999         By: /s/ James Martinelli
                                 James Martinelli
                            Treasurer and Chief Financial Officer

September  27, 1999         By: /s/ Richard W. Bohlen
                                 Richard W. Bohlen
                                    Director

September  27, 1999         By: /s/ Thomas E. Mistler
                                 Thomas E. Mistler
                                    Director

September  27, 1999         By: /s/ Duncan A. J. Morrison
                                 Duncan A. J. Morrison
                                    Director

September  27, 1999         By: /s/ Peter W. Sognefest
                                 Peter W. Sognefest
                                      Director

                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:


     We have audited the consolidated balance sheets of II-VI Incorporated and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for the three years ended, and have issued our report thereon dated August 6, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement Schedule II, Valuation and Qualifying Accounts, of II-VI Incorporated and subsidiaries for each of the three years in the period ended June 30, 1999. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 6, 1999

                             SCHEDULE II

                  II-VI INCORPORATED AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED JUNE 30, 1997, 1998, AND 1999
                      (IN THOUSANDS OF DOLLARS)

                                                           Additions
                                                     ---------------------
                                       Balance at    Charged     Charged        Deduction     Balance
                                       Beginning        to       to Other         from        At End
                                        of Year      Expense    Accounts(1)     Reserves(2)   of Year
                                       ------------------------------------------------------------------
YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts
& warranty returns                     $ 246         $  45        $ 35           $  20          $ 306

YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts
& warranty returns                     $ 306         $ 185        $ (8)          $  55          $ 428

YEAR ENDED JUNE 30, 1999:
Allowance for doubtful accounts
& warranty returns                     $ 428         $ 245        $  3           $ 219          $ 457


--------
(1) Amounts primarily relate to businesses acquired, warranty returns and the effects of foreign currency translation.
(2)  Uncollectible accounts written off, net of recoveries.

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

10.08 II-VI Incorporated 1994          Incorporated herein by
      Nonemployee Directors Stock      reference is Exhibit A to the
      Option Plan*                     Company's Proxy Statement
                                       dated September 30, 1994.

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

10.13 Amended and Restated II-VI       Incorporated herein by
      Incorporated 1997 Stock          reference is Exhibit 10.04
      Option Plan*                     to the Company's Annual Report
                                       on Form 10-K for the fiscal
                                       year ended June 30, 1998.

10.14 Agreement by and between         Incorporated herein by
      PNC Bank, National               reference is Exhibit 10.01
      Association and                  to the Company's Form 10-Q
      II-VI Incorporated for           for the Quarter Ended
      Amended and Restated             March 31, 1999.
      Letter Agreement for
      Committed Line of Credit
      and Japanese Yen Term Loan

13.01 Annual Report to Shareholders    Portions of the 1999 Annual
                                       Report are filed herewith.

21.01 List of Subsidiaries of          Filed herewith.
      II-VI Incorporated

23.01 Consent of Deloitte              Filed herewith.
      & Touche LLP

27.01 Financial Data Schedule          Filed herewith.
-----------
* Denotes management contract or compensatory plan, contract or arrangement.