Form 10-Q
period 1999-09-30
II-VI INC
filed 1999-11-12
CIK 820318

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

       For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------ to -------.


                Commission File Number:  0-16195


                       II-VI INCORPORATED
 (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                         25-1214948
    (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)            Identification No.)

        375 Saxonburg Boulevard
             Saxonburg, PA                          16056
(Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code:  724-352-4455

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

     At November 5, 1999, 6,351,586 shares of Common Stock, no par value, of the registrant were outstanding.

                II-VI INCORPORATED AND SUBSIDIARIES

                               INDEX




                                                          Page No.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets --
September 30, 1999 and June 30, 1999 . . . . . . . . . . . . 3

Condensed Consolidated Statements of Earnings
-- Three months ended September 30, 1999 and 1998. . . . . . 4

Condensed Consolidated Statements of Cash
Flows -- Three months ended September 30, 1999 and 1998. . . 5

Notes to Condensed Consolidated Financial Statements . . . . 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .10


Item 3. Quantitative and Qualitative Disclosures about Market Risk (no significant changes since June 30, 1999)


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .12

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements:

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                         September 30,     June 30,
Assets                                      1999            1999
                                         -------------     --------
Current Assets
  Cash and cash equivalents                $   6,895       $   5,558
  Accounts receivable - net                   11,873          13,070
  Inventories                                 10,256           9,096
  Other current assets                         1,489           1,289
                                           ---------       ---------
    Total Current Assets                      30,513          29,013

Property, Plant and Equipment, net            36,908          36,955
Other Assets                                   7,890           4,875
                                           ---------       ---------
                                           $  75,311       $  70,843
                                           =========       =========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                            $   6,523       $   4,082
  Accounts payable                             1,768           1,934
  Accrued salaries, wages and bonuses          2,180           2,836
  Income taxes payable                           867             367
  Accrued profit sharing contribution            181             580
  Other current liabilities                    1,264           1,581
  Current portion of long-term debt               43              43
                                           ---------       ---------
    Total Current Liabilities                 12,826          11,423

Long-Term Debt--less current portion           2,783           2,549

Other Liabilities,
  primarily deferred income taxes              2,750           2,378

Commitments & Contingencies                        -               -

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares; unissued          -               -
  Common stock, no par value;
  authorized - 30,000,000 shares; issued
  - 6,885,226 shares at
  September 30, 1999; 6,875,766 shares
  at June 30, 1999                            18,808          18,746
  Accumulated other comprehensive income         930             272
  Retained earnings                           39,124          37,385
                                           ---------       ---------
                                              58,862          56,403

  Less treasury stock, at cost -
  534,440 shares at September 30, 1999
  and June 30, 1999                            1,910           1,910
                                           ---------       ---------
                                              56,952          54,493
                                           ---------       ---------
                                           $  75,311       $  70,843
                                           =========       =========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                              Three Months Ended
                                                 September 30,
                                            1999             1998
                                          --------         --------
Revenues

Net sales:
  Domestic                                $  8,536         $  7,665
  International                              7,586            5,829
                                          --------         --------
                                            16,122           13,494
Contract research and development               76              299
                                          --------         --------
                                            16,198           13,793

Costs, Expenses & Other Expense (Income)

Cost of goods sold                           9,228            8,969
Contract research and development               58              235
Internal research and development              623              578
Selling, general and administrative          3,806            3,007
Interest expense                                85              126
Other expense (income) - net                   (72)             (19)
                                          --------         --------
                                            13,728           12,896
                                          --------         --------

Earnings Before Income Taxes                 2,470              897

Income Taxes                                   731              268
                                          --------         --------

Net Earnings                              $  1,739         $    629
                                          ========         ========

Basic Earnings Per Share                  $   0.27         $   0.10
                                          ========         ========

Diluted Earnings Per Share                $   0.27         $   0.10
                                          ========         ========


-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                               Three Months Ended
                                                  September 30,
                                             1999             1998
                                           --------         --------

Cash Flows from Operating Activities
  Net earnings                             $ 1,739          $  629
  Adjustments to reconcile net earnings
  to net cash
  Provided by (used in)
  operating activities:
    Depreciation and amortization            1,402           1,200
    Loss on foreign currency transactions      (10)            (90)
    Deferred income taxes                       (8)              -
    Increase (decrease) in cash
    from changes in:
      Accounts receivable                    1,381             434
      Inventories                           (1,022)           (131)
      Accounts payable                        (308)         (1,506)
      Other operating net assets            (1,163)         (2,369)
                                           --------         --------
  Net cash provided by (used in)
  operating activities                       2,011          (1,833)
                                           --------         --------

Cash Flows from Investing Activities
  Additions to property,
  plant and equipment                       (1,280)         (1,719)
  Investments in unconsolidated
  businesses                                (2,788)              -
  Disposals of other assets                    750               -
                                           --------         --------
  Net cash used in investing activities     (3,318)         (1,719)
                                           --------         --------

Cash Flows from Financing Activities
  Proceeds on short-term borrowings, net     2,432           1,397
  Payments on long-term borrowings             (25)            (13)
  Proceeds from sale of common stock            35              84
  Purchases of treasury stock                    -            (452)
                                           --------         --------
  Net cash provided by
  financing activities                       2,442           1,016

  Effect of exchange rate changes on cash
  and cash equivalents                         202             139
                                           --------         --------

Net increase (decrease) in cash and
cash equivalents                             1,337          (2,397)

Cash and Cash Equivalents at
Beginning of Period                          5,558           4,160
                                           --------         --------

Cash and Cash Equivalents at
End of Period                              $ 6,895          $1,763
                                           ========         ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The consolidated financial statements for the three month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1999 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements in order for them to be in conformity with current period presentation.


Note B  - Inventories  ($000)

The components of inventories are as follows:

                    September 30,    June 30,
                        1999          1999
                    -------------    --------
Raw materials         $ 2,576        $ 3,014
Work in progress        4,497          3,731
Finished goods          3,183          2,351
                    -------------    --------
                      $10,256        $ 9,096
                    =============    ========

Note C  - Property, Plant and Equipment  ($000)

Property, plant and equipment (at cost) consist of the following:

                                  September 30,    June 30,
                                       1999          1999
                                  -------------    --------
Land and land improvements           $ 1,501       $ 1,501
Buildings and improvements            19,709        19,559
Machinery and equipment               41,888        40,758
                                  -------------    --------
                                      63,098        61,818

Less accumulated depreciation         26,190        24,863
                                  -------------    --------
                                     $36,908       $36,955
                                  =============    ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  - Debt

On March 26, 1999, the Company entered into a $15.0 million unsecured line of credit agreement with PNC Bank that expires on March 25, 2000. This line of credit may be extended upon the mutual agreement of the Company and PNC Bank for an additional two years. The average interest rate in effect as of September 30, 1999 was 6.25%. As of September 30, 1999, the total borrowings under this line of credit were $6.5 million. The Company is subject to certain restrictive covenants under this agreement.


Note E  - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated:

                                   Three Months Ended September 30,
(000 except per share data)               1999           1998
-------------------------------------------------------------------
Net earnings                            $1,739          $  629
Divided by:
  Weighted average shares                6,347           6,444
-------------------------------------------------------------------
Basic earnings per share                 $0.27           $0.10

Net earnings                            $1,739          $  629
Divided by:
  Weighted average shares                6,347           6,444
  Dilutive effect of
    common stock equivalents               159             159
-------------------------------------------------------------------
  Diluted weighted average
    common shares                        6,506           6,603
-------------------------------------------------------------------
Diluted earnings per share               $0.27           $0.10
-------------------------------------------------------------------


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

The changes to accumulated other comprehensive income were as follows for the periods indicated ($000):

                             Three Months Ended September 30, 1999
                           ------------------------------------------
                           Foreign    Unrealized    Accumulated Other
                           Currency    Gains on       Comprehensive
                            Items     Securities         Income
                           --------   ----------    -----------------
Beginning balance,
  July 1, 1999               272          -               272

Changes during
  the period                 (27)       685               658
                           --------   ----------    -----------------
Ending balance,
  September 30, 1999         245        685               930

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note F  - Other Comprehensive Income Cont'd.

                             Three Months Ended September 30, 1998
                           ------------------------------------------
                           Foreign    Unrealized    Accumulated Other
                           Currency    Gains on       Comprehensive
                            Items     Securities         Income
                           --------   ----------    -----------------
Beginning balance,
  July 1, 1998               435          -               435

Changes during
  the period                (123)         -              (123)
                           --------   ----------    -----------------
Ending balance,
  September 30, 1998         312          -               312


Note G  - Segment Reporting

Effective in fiscal 1999, the Company adopted Statement of Financial Accounting standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the 'management approach' model for segment reporting.

The Company has two reportable segments: Optical Components, which is an aggregation of the Company's infrared optics and material products business and the Company's VLOC subsidiary under the guidelines of SFAS No. 131, and Radiation Detectors.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations. Inter-segment sales and transfers are insignificant.

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                             Three Months Ended September 30, 1999
                           ------------------------------------------
                            Optical         Radiation
                           Components       Detectors       Totals
                           ------------------------------------------
Net revenues                 $14,841         $1,357        $16,198
Income (loss) from
  operations                   2,855           (372)         2,483
Interest expense                   -              -             85
Other income, net                  -              -            (72)
Earnings before income taxes       -              -          2,470

Segment assets                66,946          8,365         75,311

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note G  - Segment Reporting Cont'd.


                             Three Months Ended September 30, 1998
                           ------------------------------------------
                            Optical         Radiation
                           Components       Detectors       Totals
                           ------------------------------------------
Net revenues                 $12,499         $1,294        $13,793
Income (loss) from
  operations                   1,290           (286)         1,004
Interest expense                   -              -            126
Other income, net                  -              -            (19)
Earnings before income taxes       -              -            897

Segment assets                56,279          9,295         65,574


Note H  - Investment in Laser Power Corporation

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

This investment is being accounted for under the cost method of accounting. This investment is included in "Other Assets" in the accompanying condensed consolidated balance sheet as of September 30, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings for the first quarter of fiscal 2000 were $1,739,000
($0.27 per share-diluted) on revenues of $16,198,000. This compares to net earnings of $629,000 ($0.10 per share-diluted) on revenues of $13,793,000 in the first quarter of fiscal 1999.

Order bookings for the first quarter of fiscal 1999 were $16,832,000 compared to $12,812,000 for the same period last fiscal year, an increase of 31%. There were no bookings for contract research and development for the first quarter of fiscal year 2000 or 1999. Bookings for laser optics and component products increased approximately 40% while bookings of the eV PRODUCTS division decreased by nearly 30%.

Revenues for the first quarter of fiscal 2000 increased 17% to $16,198,000 compared to $13,793,000 for the same period last fiscal year. Revenues from laser optics and products increased by approximately 20% while revenues from the eV PRODUCTS division increased by approximately 5%.

Manufacturing gross margin for the first quarter of fiscal 2000 was $6,894,000 or 43% of revenues compared to $4,525,000 or 34% of revenues for the same period last fiscal year. The higher gross margin percentage for the quarter reflects the productivity gains and cost control programs of all operating entities, lower per unit cost associated with higher production volume for laser optics and component products and a strengthened Japanese Yen.

Company-funded internal research and development expenses for the first quarter of fiscal 2000 were $623,000 or 4% of revenues compared to $578,000 or 4% of revenues for the same period last year. The increased expenses for the quarter reflect projects associated with nuclear radiation detector development and infrared optics and materials development.

Selling, general and administrative expenses for the first quarter of fiscal 2000 were $3,806,000 or 23% of revenues compared to $3,007,000 or 22% of revenues for the same period last year. The dollar and percentage increases are attributable to increased compensation expense associated with the Company's worldwide profit-driven bonus programs and increased professional service expenses.

Interest expense for the first quarter of fiscal 2000 was $85,000 compared to $126,000 for the same period last year. This fluctuation is the direct result of decreased average borrowings.

The Company's first quarter fiscal 2000 and first quarter fiscal 1999 effective income tax rate was 30%, respectively.


Liquidity and Capital Resources

Cash increased during the first three months of fiscal 2000 by $1,337,000 primarily due to net earnings before depreciation and amortization of $3,141,000, a reduction in accounts receivable and borrowings on the Company's line of credit. These items were offset by an increase in inventory, payment of compensation costs relating to the Company's fiscal 1999 worldwide profit-driven bonus programs, capital expenditures and the purchase of 1,250,000 shares of Laser Power Corporation common stock. The Company generated $2,011,000 in cash from operations during the first three months of fiscal 2000.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2000.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures and scheduled debt payments and the Company's plan to address the Year 2000 issue. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

Actual results could materially differ from such statements if worldwide economic conditions change, competitive conditions intensify, and/or technology problems emerge. There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission on September 28, 1999.


Other Matters

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

The Company has developed a formal plan to address the Year 2000 implications of its information technology and noninformation technology systems, which consisted of three phases. The first phase of this plan is complete and consisted of an evaluation of the systems impacted by the Year 2000 issue. The second phase is complete and consisted of an evaluation of the third parties with whom the Company has significant relationships and their Year 2000 compliance. The last phase of this plan is substantially complete and consisted of the implementation of corrective measures deemed necessary, as identified during the first two stages of the plan.

Based upon information obtained during the execution of the plan, the Company does not believe its information technology and noninformation technology systems will experience significant Year 2000 problems. However, there can be no assurances that the third parties with whom the Company has significant relationships will not experience disruptions in their business that could have a material adverse effect on the Company. An example of a worst case scenario caused by the Year 2000 issue would be the failure in the accounting systems of a significant number of the Company's key customers which resulted in a delay in the payment of invoices issued by the Company.

To date, the Company has spent approximately $160,000 on the Year
2000 issue and believes that the remaining potential cost related to the Year 2000 issue will be insignificant.

Although the Company has developed and executed the plan described above, due to the inherent uncertainty and complexity involved with the Year 2000 issue, there can be no assurance that the Company will address all aspects of the Year 2000 issue. The Company assessed needs and developed a contingency plan as part of its Year 2000 plan The contingency plan incorporates necessary actions that may be needed to contend with such occurrences as disruptions of electrical and water service, temporary loss of critical business information systems, and similar potential business interruptions.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

             (a)  Exhibits.
                  --------


                  27.01  Financial Data Schedule . . . Filed herewith.


             (b)  Reports on Form 8-K.

                  On July 7, 1999, the registrant filed a report on Form 8-K for the events dated July 7, 1999, covering Items 5 and 7 thereof.

                  On October 21, 1999, the registrant filed a report on Form 8-K for the events dated October 19, 1999, covering Items 5 and 7 thereof.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date: November 12, 1999       By:  /s/ Carl J. Johnson
                                   Carl J. Johnson
                              Chairman and Chief Executive Officer


Date: November 12, 1999       By:  /s/ James Martinelli
                                   James Martinelli
                              Treasurer & Chief Financial Officer

                              EXHIBIT INDEX


Exhibit No.

  27.01  Financial Data Schedule. . . . . . . . . .Filed herewith.