Form 10-Q
period 1999-12-31
II-VI INC
filed 2000-02-14
CIK 820318

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

          For the quarterly period ended December 31, 1999

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from     to     .
          ---    ---

                  Commission File Number:  0-16195


                        II-VI INCORPORATED
    (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                   25-1214948
     (State or other                 (I.R.S. Employer
      jurisdiction of               Identification No.)
      incorporation
      or organization)

   375 Saxonburg Boulevard               16056
       Saxonburg, PA                   (Zip Code)
   (Address of principal
     executive offices)


Registrant's telephone number, including area code:  724-352-4455

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

    At February 4, 2000, 6,369,606 shares of Common Stock, no par value, of the registrant were outstanding.

                II-VI INCORPORATED AND SUBSIDIARIES
                -----------------------------------


                               INDEX
                               -----



                                                     Page No.
                                                     --------

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
 -- December 31, 1999 and June 30, 1999. . . . . . . . .  3

Condensed Consolidated Statements of Earnings
 -- Three and six months ended
 December 31, 1999 and 1998. . . . . . . . . . . . . . .  4

Condensed Consolidated Statements of Cash Flows
 - Six months ended December 31, 1999 and 1998 . . . . .  6

Notes to Condensed Consolidated Financial Statements . .  7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.   11


Item 3. Quantitative and Qualitative Disclosures about Market Risk (no significant changes since June 30, 1999)


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . .13


               PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:
         --------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                     December 31,      June 30,
Assets                                  1999             1999
                                     ------------      --------

Current Assets
  Cash and cash equivalents            $ 5,883          $ 5,558
  Accounts receivable - net             12,273           13,070
  Inventories                           11,200            9,096
  Other current assets                   1,861            1,289
                                       -------          -------
    Total Current Assets                31,217           29,013

Property, Plant and Equipment, net      37,168           36,955
Other Assets                             7,569            4,875
                                       -------          -------
                                       $75,954          $70,843
                                       =======          =======

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                        $ 5,000          $ 4,082
  Accounts payable                       2,381            1,934
  Accrued salaries, wages and bonuses    2,569            2,836
  Income taxes payable                     567              367
  Accrued profit sharing contribution      360              580
  Other current liabilities                946            1,581
  Current portion of long-term debt         43               43
                                       -------          -------
    Total Current Liabilities           11,866           11,423

Long-Term Debt--less current portion     2,882            2,549

Other Liabilities,
  primarily deferred income taxes        2,747            2,378

Commitments & Contingencies                  -                -

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares;
  unissued                                   -                -
  Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 6,892,546 shares at
  December 31, 1999; 6,875,766
  shares at June 30, 1999               18,877           18,746
  Accumulated other comprehensive income   698              272
  Retained earnings                     40,794           37,385
                                       -------          -------
                                        60,369           56,403
  Less treasury stock, at cost
- 534,440 shares at
December 31, 1999 and June 30, 1999    1,910            1,910
                                       -------          -------
                                        58,459           54,493
                                       -------          -------
                                       $75,954          $70,843
                                       =======          =======

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                         Three Months Ended
                                            December 31,
                                        1999           1998
Revenues                              --------       --------

Net sales:
  Domestic                            $ 8,256        $ 8,059
  International                         8,397          6,752
                                      --------       --------
                                       16,653         14,811
Contract research and development         221            399
                                      --------       --------
                                       16,874         15,210
                                      --------       --------


Costs, Expenses & Other Income

Cost of goods sold                      9,476          9,077
Contract research and development         168            305
Internal research and development         602            574
Selling, general and administrative     4,208          3,436
Interest expense                           94            154
Other income - net                        (59)          (261)
                                      --------       --------
                                       14,489         13,285
                                      --------       --------

Earnings Before Income Taxes            2,385          1,925

Income Taxes                              715            623
                                      --------       --------

Net Earnings                          $ 1,670        $ 1,302
                                      ========       ========

Basic Earnings Per Share              $  0.26        $  0.21
                                      ========       ========

Diluted Earnings Per Share            $  0.26        $  0.20
                                      ========       ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                          Six Months Ended
                                            December 31,
                                        1999           1998
Revenues                              --------       --------

Net sales:
  Domestic                            $ 16,792       $ 15,724
  International                         15,983         12,581
                                      --------       --------
                                        32,775         28,305
Contract research and development          297            698
                                      --------       --------
                                        33,072         29,003
                                      --------       --------

Costs, Expenses & Other Income

Cost of goods sold                      18,704         18,046
Contract research and development          226            540
Internal research and development        1,225          1,152
Selling, general and administrative      8,014          6,443
Interest expense                           179            280
Other income - net                        (131)          (280)
                                      --------       --------
                                        28,217         26,181
                                      --------       --------

Earnings Before Income Taxes             4,855          2,822

Income Taxes                             1,446            891
                                      --------       --------

Net Earnings                          $  3,409       $  1,931
                                      ========       ========

Basic Earnings Per Share              $   0.54       $   0.30
                                      ========       ========

Diluted Earnings Per Share            $   0.52       $   0.30
                                      ========       ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                            Six Months Ended
                                               December 31,
                                             1999         1998
                                           --------     --------
Cash Flows from Operating Activities
  Net earnings                              $3,409       $1,931
  Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
    Depreciation and amortization            2,790        2,421
    Gain on foreign currency transactions     (104)        (574)
    Net loss on disposal or writedown
    of property, plant and equipment             -          200
    Deferred income taxes                       (4)           -
    Increase (decrease) in cash
    from changes in:
      Accounts receivable                      210        1,415
      Inventories                           (1,912)         805
      Accounts payable                         366       (1,676)
      Other operating net assets              (743)      (1,594)
                                           --------     --------
      Net cash provided by
      operating activities                   4,012        2,928
                                           --------     --------

Cash Flows from Investing Activities
  Additions to property, plant
  and equipment                             (2,841)      (2,955)
  Investments in unconsolidated businesses  (2,888)           -
  Disposals (additions) of other assets        750         (600)
                                           --------     --------
Net cash used in investing activities       (4,979)      (3,555)
                                           --------     --------

Cash Flows from Financing Activities
  Proceeds on short-term borrowings, net       909        1,337
  Payments on long-term borrowings             (25)         (26)
  Proceeds from sale of common stock            71          105
  Purchases of treasury stock                    -       (1,148)
                                           --------     --------
  Net cash provided by financing activities    955          268

  Effect of exchange rate changes
  on cash and cash equivalents                 337          358
                                           --------     --------

Net increase (decrease) in cash
and cash equivalents                           325           (1)

Cash and Cash Equivalents
at Beginning of Period                       5,558        4,160
                                           --------     --------
Cash and Cash Equivalents
at End of Period                            $5,883       $4,159
                                           ========     ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)


Note A  - Basis of Presentation
          ---------------------

The consolidated financial statements for the three and six month periods ended December 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1999 Annual Report to shareholders. The consolidated results of operations for the three and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements in order for them to be in conformity with current period presentation.


Note B  - Inventories  ($000)
          -------------------

The components of inventories are as follows:

                              December 31,      June 30,
                                 1999             1999
                              ------------      --------
  Raw materials               $  2,689          $ 3,014
  Work in progress               5,098            3,731
  Finished goods                 3,413            2,351
                              ------------      --------
                              $ 11,200          $ 9,096
                              ============      ========


Note C  - Property, Plant and Equipment  ($000)
          -------------------------------------

Property, plant and equipment (at cost) consist of the following:

                              December 31,      June 30,
                                 1999             1999
                              ------------      --------
Land and land improvements      $ 1,525         $ 1,501
Buildings and improvements       20,090          19,559
Machinery and equipment          42,954          40,758
                              ------------      --------
                                 64,569          61,818

Less accumulated depreciation    27,401          24,863
                              ------------      --------
                                $37,168         $36,955
                              ============      ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued


Note D  - Debt
          ----

On March 26, 1999, the Company entered into a $15.0 million unsecured line of credit agreement with PNC Bank that expires on March 25, 2000. This line of credit may be extended upon the mutual agreement of the Company and PNC Bank for an additional two years. The average interest rate in effect as of December 31, 1999 was 6.90%. As of December 31, 1999, the total borrowings under this line of credit were $5.0 million. The Company is subject to certain restrictive covenants under this agreement.


Note E  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                     Three Months Ended    Six Months Ended
                       December 31,          December 31,
(000 except per share data)
                      1999       1998       1999      1998
-------------------------------------------------------------
Net earnings         $1,670     $1,302     $3,409    $1,931
Divided by:
  Weighted average
  shares              6,353      6,338      6,350     6,391
-------------------------------------------------------------
Basic earnings
per share             $0.26      $0.21      $0.54     $0.30
-------------------------------------------------------------

Net earnings         $1,670     $1,302     $3,409    $1,931
Divided by:
  Weighted average
  shares              6,353      6,338      6,350     6,391
  Dilutive effect of
    common stock
    equivalents         192        122        176       139
-------------------------------------------------------------
  Diluted weighted
  average common
  shares              6,545      6,460      6,526     6,530
-------------------------------------------------------------
Diluted earnings
per share             $0.26      $0.20      $0.52     $0.30
-------------------------------------------------------------


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

Accumulated other comprehensive income on the condensed consolidated balance sheets consists of unrealized gains on investments and foreign currency translation adjustments.

The components of comprehensive income were as follows for the periods indicated ($000):

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued

                     Three Months Ended     Six Months Ended
                        December 31,          December 31,
                     1999          1998     1999        1998
-------------------------------------------------------------
Net earnings         $1,670      $1,302     $3,409    $1,931
  Change in
  unrealized (loss)    (128)          -        557         -
  gain on investment
  Foreign currency
  translation
  adjustments          (104)       (376)      (131)     (499)
-------------------------------------------------------------
Comprehensive income $1,438        $926     $3,835    $1,432
-------------------------------------------------------------


Note G  - Segment Reporting
          -----------------

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

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                          Three Months Ended December 31, 1999
                          --------------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
----------------------------------------------------------------
Net revenues                  $15,668      $1,206       $16,874
Income (loss) from operations   2,953        (533)        2,420
Interest expense                    -           -            94
Other income, net                   -           -           (59)
Earnings before income taxes        -           -         2,385

Segment assets                 67,543       8,411        75,954


                          Three Months Ended December 31, 1998
                          --------------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
----------------------------------------------------------------
Net revenues                  $13,883      $1,327       $15,210
Income (loss) from operations   2,180        (362)        1,818
Interest expense                    -           -           154
Other income, net                   -           -          (261)
Earnings before income taxes        -           -         1,925

Segment assets                 58,736       8,642        67,378


                            Six Months Ended December 31, 1999
                          --------------------------------------
                              Optical      Radiation
                              Components   Detectors    Totals
----------------------------------------------------------------
Net revenues                  $30,509      $2,563       $33,072
Income (loss) from operations   5,808        (905)        4,903
Interest expense                    -           -           179
Other income, net                   -           -          (131)
Earnings before income taxes        -           -         4,855

Segment assets                 67,543       8,411        75,954



                            Six Months Ended December 31, 1998
                          --------------------------------------
                              Optical      Radiation
                              Components   Detectors    Totals
----------------------------------------------------------------
Net revenues                  $26,382      $2,621       $29,003
Income (loss) from operations   3,470        (648)        2,822
Interest expense                    -           -           280
Other income, net                   -           -          (280)
Earnings before income taxes        -           -         2,822

Segment assets                 58,736       8,642        67,378


Note H  - Investment in Laser Power Corporation
          -------------------------------------

On September 21, 1999, the Company purchased 1,250,000 shares of Laser Power Corporation common stock for a total purchase price of approximately $2.8 million. Based on information available to the Company, this purchase represents approximately 14.5% of the outstanding common stock of Laser Power Corporation. Laser Power Corporation is a competitor of the Company which produces infrared and CO2 laser optics.

This investment is being accounted for under the cost method of accounting. This investment is included in "Other Assets" in the accompanying condensed consolidated balance sheet as of December
31, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings for the second quarter of fiscal 2000 were $1,670,000 ($0.26 per share-diluted) on revenues of $16,874,000.
This compares to net earnings of $1,302,000 ($0.20 per share-diluted) on revenues of $15,210,000 in the second quarter of fiscal 1999. For the six months ended December 31, 1999, net earnings were $3,409,000 ($0.52 per share-diluted) on revenues of $33,072,000. This compares with net earnings of $1,931,000 ($0.30 per share-diluted) on revenues of $29,003,000 for the same period last fiscal year.

Order bookings for the second quarter of fiscal 2000 were $20,024,000 compared to $16,492,000 for the same period last fiscal year, an increase of 21%. Bookings for contract research and development for the second quarter of fiscal year 2000 were $448,000 compared to $241,000 for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings increased 20%. For the quarter, bookings for laser optics and component products increased approximately 20% and bookings for the eV PRODUCTS division increased over 75%.

Order bookings for the six months ended December 31, 1999 were $36,856,000 compared to $29,304,000 for the same period last fiscal year, an increase of 26%. Bookings for contract research and development for the six months ended December 31, 1999 were $448,000 compared to $241,000 for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings increased 25%. For the year-to-date, bookings for laser optics and component products increased approximately 25% and bookings for the eV PRODUCTS division increased approximately 15%.

Revenues for the second quarter of fiscal 2000 increased 11% to $16,874,000 compared to $15,210,000 for the same period last fiscal year. For the six months ended December 31, 1999, revenues increased 14% to $33,072,000 from $29,003,000 for the same period last fiscal year. For the quarter, revenues from laser optics and products increased by approximately 15% while revenues from the eV PRODUCTS division decreased by approximately 10%. For the year-to-date, revenues from laser optics and products increased by approximately 15% while revenues from the eV PRODUCTS division were consistent with the prior period.

Manufacturing gross margin for the second quarter of fiscal 2000 was $7,177,000 or 43% of revenues compared to $5,734,000 or 39% of revenues for the same period last fiscal year. For the six months ended December 31, 1999, manufacturing gross margin was $14,071,000 or 43% of revenues compared to $10,259,000 or 36% of revenues for the same period last fiscal year. The higher gross margin percentage for the quarter and year-to-date reflects productivity gains and cost control programs, lower per unit cost associated with higher production volume for laser optics and component products and a strengthened Japanese Yen.

Company-funded internal research and development expenses for the second quarter of fiscal 2000 were $602,000 or 4% of revenues compared to $574,000 or 4% of revenues for the same period last fiscal year. For the six months ended December 31, 1999, internal research and development expenses were $1,225,000 or 4% of revenues compared to $1,152,000 or 4% of revenues for the same period last fiscal year. The increased expenses for the quarter and year-to-date reflect projects associated with nuclear radiation detector development and infrared optics and materials development.

Selling, general and administrative expenses for the second quarter of fiscal 2000 were $4,208,000 or 25% of revenues compared to $3,436,000 or 23% of revenues for the same period last fiscal year. For the six months ended December 31, 1999, selling, general and administrative expenses were $8,014,000 or 24% of revenues compared to $6,443,000 or 22% of revenues for the same period last fiscal year. The quarter and year-to-date dollar and percentage increases are attributable to increased compensation expense associated with the Company's worldwide profit-driven bonus programs and increased professional service expenses.

Interest expense for the second quarter of fiscal 2000 was $94,000 compared to $154,000 for the same period last fiscal year. For the six months ended December 31, 1999, interest expense was $179,000 compared to $280,000 for the same period last fiscal year. The quarter and year-to-date decreases in interest expense are the direct result of decreased average borrowings.

For fiscal 2000, the Company's year-to-date effective income tax rate is 30% compared to an effective income tax rate of 32% for the same period last fiscal year. The decrease in the effective income tax rate is partially attributable to a change in the level of profit generated by the Company's foreign subsidiaries.


Liquidity and Capital Resources
-------------------------------

Cash increased during the first six months of fiscal 2000 by $325,000 primarily due to net earnings before depreciation and amortization of $6,199,000 and borrowings on the Company's line of credit. These items were offset by an increase in inventory, payment of compensation costs relating to the Company's fiscal 1999 worldwide profit-driven bonus programs, capital expenditures and the purchase of 1,250,000 shares of Laser Power Corporation common stock. The Company generated $4,012,000 in cash from operations during the first six months of fiscal 2000.

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


Other Matters
-------------

The Company experienced no material problems with its information and non-information systems, or those of its vendors, customers or financial institutions, as a result of the date change to the Year 2000. The Company continues to monitor for unexpected issues that could possibly still develop. The year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

To date, the Company has spent approximately $170,000 on the Year
2000 issue and believes that the remaining potential cost related to the Year 2000 issue will be insignificant.


                     PART II - OTHER INFORMATION
                     ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   ---------------------------------

         (a)  Exhibits.

              27.01  Financial Data Schedule      Filed herewith.


         (b)  Reports on Form 8-K.

              None.


                            SIGNATURES
                            ----------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                               (Registrant)




Date:  February 14, 2000        By: /s/ Carl J. Johnson
                                        Carl J. Johnson
                                     Chairman and Chief
                                      Executive Officer


Date:  February 14, 2000        By: /s/ James Martinelli
                                        James Martinelli
                                       Treasurer & Chief
                                       Financial Officer


                            EXHIBIT INDEX
                            -------------


Exhibit No.
-----------

    27.01  Financial Data Schedule . . . . . . . .Filed herewith.

