Form 10-Q
period 2000-03-31
II-VI INC
filed 2000-05-11
CIK 820318

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For the quarterly period ended March 31, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                to                .
          ------------     -------------

                   Commission File Number:  0-16195


                         II-VI INCORPORATED
        (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                          25-1214948
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

375 Saxonburg Boulevard
   Saxonburg, PA                                   16056
(Address of principal                            (Zip Code)
  executive offices)

  Registrant's telephone number, including area code:  724-352-4455

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

At May 5, 2000, 6,432,273 shares of Common Stock, no par value, of the registrant were outstanding.








                  II-VI INCORPORATED AND SUBSIDIARIES


                                INDEX




                                                            Page No.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets -
        March 31, 2000 and June 30, 1999. . . . . . . . . .    3

        Condensed Consolidated Statements of Earnings -
        Three and nine months ended
        March 31, 2000 and 1999 . . . . . . . . . . . . . .    4

        Condensed Consolidated Statements of Cash Flows -
        Nine months ended March 31, 2000 and 1999 . . . . .    6

        Notes to Condensed Consolidated
        Financial Statements. . . . . . . . . . . . . . . .    7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . .   11


Item 3. Quantitative and Qualitative Disclosures about Market Risk no significant changes since June 30, 1999)


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .   13

                    PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:
         --------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)


                                       March 31,      June 30,
Assets                                   2000           1999
                                     ------------     --------
Current Assets
  Cash and cash equivalents           $  5,221        $  5,558
  Accounts receivable - net             14,461          13,070
  Inventories                           11,881           9,096
  Other current assets                   1,911           1,289
                                     ------------      --------
    Total Current Assets                33,474          29,013

Property, Plant and Equipment, net      38,744          36,955
Other Assets                            11,424           4,875
                                     ------------     --------
                                      $ 83,642        $ 70,843
                                     ============     ========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                       $  4,000        $  4,082
  Accounts payable                       2,413           1,934
  Accrued salaries, wages and bonuses    3,764           2,836
  Income taxes payable                     589             367
  Accrued profit sharing contribution      589             580
  Other current liabilities              1,773           1,581
  Current portion of long-term debt         44              43
                                     ------------     --------
    Total Current Liabilities           13,172          11,423


Long-Term Debt--less current portion     2,788           2,549

Other Liabilities,
  primarily deferred income taxes        3,951           2,378

Commitments & Contingencies                  -               -

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares;
  unissued                                   -               -
  Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 6,946,913 shares
  at March 31, 2000; 6,875,766
  shares at June 30, 1999               19,723          18,746
  Accumulated other
  comprehensive income                   3,073             272
  Retained earnings                     42,845          37,385
                                      ------------     --------
                                        65,641          56,403

  Less treasury stock, at cost -
  534,440 shares at
  March 31, 2000 and June 30, 1999       1,910           1,910
                                     ------------     --------
                                        63,731          54,493
                                     ------------     --------
                                      $ 83,642        $ 70,843
                                     ============     ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                         Three Months Ended
                                             March 31,
                                        2000           1999
Revenues                              --------       --------

Net sales:
  Domestic                            $  9,212       $  8,109
  International                         10,026          7,151
                                      --------       --------
                                        19,238         15,260
Contract research and development          543            278
                                      --------       --------
                                        19,781         15,538
                                      --------       --------

Costs, Expenses & Other Income

Cost of goods sold                      10,905          8,792
Contract research and development          410            146
Internal research and development          744            617
Selling, general and administrative      4,933          3,592
Interest expense                            79             61
Other income - net                          85            107
                                      --------       --------
                                        17,156         13,315
                                      --------       --------

Earnings Before Income Taxes             2,625          2,223

Income Taxes                               574            725
                                      --------       --------

Net Earnings                          $  2,051       $  1,498
                                      ========       ========

Basic Earnings Per Share              $   0.32       $   0.24
                                      ========       ========

Diluted Earnings Per Share            $   0.31       $   0.23
                                      ========       ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                         Nine Months Ended
                                             March 31,
                                        2000           1999
Revenues                              --------       --------

Net sales:
  Domestic                            $ 26,004       $ 23,833
  International                         26,009         19,732
                                      --------       --------
                                        52,013         43,565
Contract research and development          840            976
                                      --------       --------
                                        52,853         44,541
                                      --------       --------

Costs, Expenses & Other Income

Cost of goods sold                      29,609         26,838
Contract research and development          636            686
Internal research and development        1,969          1,769
Selling, general and administrative     12,947         10,035
Interest expense                           258            341
Other income - net                         (46)          (173)
                                      --------       --------
                                        45,373         39,496
                                      --------       --------

Earnings Before Income Taxes             7,480          5,045

Income Taxes                             2,020          1,616
                                      --------       --------

Net Earnings                          $  5,460       $  3,429
                                      ========       ========

Basic Earnings Per Share              $   0.86       $   0.54
                                      ========       ========

Diluted Earnings Per Share            $   0.83       $   0.53
                                      ========       ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                            Nine Months Ended
                                               March 31,
                                             2000         1999
                                           --------     --------
Cash Flows from Operating Activities
  Net earnings                             $ 5,460      $ 3,429
  Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
    Depreciation and amortization            3,934        3,645
    Gain (loss) on foreign
    currency transactions                       47         (877)
    Net loss on disposal or writedown
    of property, plant and equipment             -          200
    Deferred income taxes                       80          240
    Increase (decrease) in cash
    from changes in:
      Accounts receivable                   (1,997)         692
      Inventories                           (2,634)         810
      Accounts payable                         353       (1,930)
      Other operating net assets             1,786          155
                                           --------     --------
    Net cash provided by
    operating activities                     7,029        6,364
                                           --------     --------

Cash Flows from Investing Activities
  Additions to property,
  plant and equipment                       (5,674)      (4,051)
  Investments in unconsolidated businesses  (2,894)           -
  Disposals (additions) of other assets        619         (600)
                                           --------     --------
  Net cash used in investing activities     (7,949)      (4,651)
                                           --------     --------

Cash Flows from Financing Activities
  Proceeds on short-term borrowings, net       (91)        (729)
  Payments on long-term borrowings             (35)         (22)
  Proceeds from sale of common stock           408          151
  Purchases of treasury stock                    -       (1,148)
                                           --------     --------
  Net cash provided by financing activities    282       (1,748)

  Effect of exchange rate changes
  on cash and cash equivalents                 301           358
                                           --------     --------

Net (decrease) increase in cash
and cash equivalents                          (337)          323

Cash and Cash Equivalents
at Beginning of Period                       5,558         4,160
                                           --------     --------

Cash and Cash Equivalents
at End of Period                           $ 5,221       $ 4,483
                                           ========     ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)


Note A  - Basis of Presentation
          ---------------------

The consolidated financial statements for the three and nine month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 1999 Annual Report to shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior period financial statements in order for them to be in conformity with current period presentation.


Note B  - Inventories  ($000)
          -------------------

The components of inventories are as follows:

                                    March 31,       June 30,
                                      2000           1999
                                    ---------       --------

Raw materials                       $ 3,095         $ 3,014
Work in progress                      5,624           3,731
Finished goods                        3,162           2,351
                                    ---------       --------
                                    $11,881         $ 9,096
                                    =========       ========


Note C  - Property, Plant and Equipment ($000)
          ------------------------------------

Property, plant and equipment (at cost) consist of the following:

                                    March 31,        June 30,
                                      2000            1999
                                    ---------        --------
Land and land improvements          $ 1,525          $ 1,501
Buildings and improvements           20,403           19,559
Machinery and equipment              45,564           40,758
                                    ---------        --------
                                     67,492           61,818

Less accumulated depreciation        28,748           24,863
                                    ---------        --------
                                    $38,744          $36,955
                                    =========        ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  - Debt
          ----

On March 25, 2000, the Company renewed its $15.0 million unsecured line of credit agreement with PNC Bank through March 24, 2001. This line of credit may be extended upon the mutual agreement of the Company and PNC Bank for an additional year. The average interest rate in effect as of March 31, 2000 was 6.76%. As of March 31, 2000, the total borrowings under this line of credit were $4.0 million. The Company is subject to certain restrictive covenants under this agreement.


Note E  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                              Three Months Ended    Nine Months Ended
                                   March 31,            March 31,
(000 except per share data)    2000        1999      2000       1999
---------------------------------------------------------------------
Net earnings                 $2,051      $1,498    $5,460     $3,429
Divided by:
  Weighted average shares     6,382       6,323     6,361      6,368
---------------------------------------------------------------------
Basic earnings per share      $0.32       $0.24     $0.86      $0.54
---------------------------------------------------------------------

Net earnings                 $2,051      $1,498    $5,460     $3,429
Divided by:
  Weighted average shares     6,382       6,323     6,361      6,368
  Dilutive effect of
  common stock equivalents      266         137       199        138
---------------------------------------------------------------------
Diluted weighted average
  common shares               6,648       6,460     6,560      6,506
---------------------------------------------------------------------
Diluted earnings per share    $0.31       $0.23     $0.83      $0.53


Note F  - Other Comprehensive Income
          --------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which requires the Company to report and disclose a measure ("comprehensive income") of all changes in shareholders' equity that result from transactions and other economic events of the period other than transactions with owners.

Accumulated other comprehensive income on the condensed consolidated balance sheets consists of unrealized gains on investments and foreign currency translation adjustments.

The components of comprehensive income were as follows for the periods indicated ($000):

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


                            Three Months Ended    Nine Months Ended
                                 March 31,            March 31,
                              2000        1999      2000       1999
---------------------------------------------------------------------
Net earnings                $2,051      $1,498    $5,460     $3,429
  Change in unrealized
  gain on investment         2,376           -     2,933          -
  Foreign currency
  translation adjustments       (1)       (133)     (132)      (632)
---------------------------------------------------------------------
Comprehensive income        $4,426      $1,365    $8,261     $2,797
---------------------------------------------------------------------


Note G  - Segment Reporting
          -----------------

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the 'management approach' model for segment reporting.

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

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                             Three Months Ended March 31, 2000
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------
Net revenues                  $18,052      $1,729       $19,781
Income (loss) from operations   3,305        (516)        2,789
Interest expense                    -           -            79
Other expense (income), net         -           -            85
Earnings before income taxes        -           -         2,625

Segment assets                 75,129       8,513        83,642


                             Three Months Ended March 31, 1999
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------
Net revenues                  $14,126      $1,412       $15,538
Income (loss) from operations   2,621        (230)        2,391
Interest expense                    -           -            61
Other expense (income), net         -           -           107
Earnings before income taxes        -           -         2,223

Segment assets                 59,261       8,383        67,644

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


                             Nine Months Ended March 31, 2000
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------
Net revenues                  $48,561      $4,292       $52,853
Income (loss) from operations   9,113      (1,421)        7,692
Interest expense                    -           -           258
Other expense (income), net         -           -           (46)
Earnings before income taxes        -           -         7,480

Segment assets                 75,129       8,513        83,642


                             Nine Months Ended March 31, 1999
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------
Net revenues	            $40,508      $4,033       $44,541
Income (loss) from operations   6,091        (878)        5,213
Interest expense                    -           -           341
Other expense (income), net         -           -          (173)
Earnings before income taxes        -           -         5,045

Segment assets                 59,261       8,383        67,644


Note H  - Investment in Laser Power Corporation
          -------------------------------------

On September 21, 1999, the Company purchased 1,250,000 shares of Laser Power Corporation common stock for a total purchase price of approximately $2.8 million. As of March 31, 2000, the Company owned a total of 1,252,100 shares of Laser Power Corporation common stock. Based on information available to the Company, as of March 31, 2000, the Company owned approximately 12.8% of the outstanding common stock of Laser Power Corporation. Laser Power Corporation is a competitor of the Company which produces infrared and CO2 laser optics.

This investment is being accounted for under the cost method of accounting. This investment is included in "Other Assets" in the accompanying condensed consolidated balance sheet as of March 31, 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of Operations
---------------------

Net earnings for the third quarter of fiscal 2000 were $2,051,000 ($0.31 per share-diluted) on revenues of $19,781,000. This compares to net earnings of $1,498,000 ($0.23 per share-diluted) on revenues of $15,538,000 in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, net earnings were $5,460,000 ($0.83 per share-diluted) on revenues of $52,853,000. This compares with net earnings of $3,429,000 ($0.53 per share-diluted) on revenues of $44,541,000 for the same period last fiscal year.

Order bookings for the third quarter of fiscal 2000 were $23,473,000 compared to $14,655,000 for the same period last fiscal year, an increase of 60%. Bookings for contract research and development for the third quarter of fiscal year 2000 were $1,902,000, including a booking for approximately $450,000 for silicon carbide research and development. There were no contract research and development bookings during the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings increased 47%. For the quarter, bookings for laser optics and component products increased approximately 50% and included bookings of approximately $700,000 for telecommunication products while bookings for the eV PRODUCTS division increased approximately 300%.

Order bookings for the nine months ended March 31, 2000 were $60,329,000 compared to $43,959,000 for the same period last fiscal year, an increase of 37%. Bookings for contract research and development for the nine months ended March 31, 2000 were $2,350,000 compared to $241,000 for the same period last fiscal year. Excluding these long-term research and development contract bookings, manufacturing bookings increased 33%. For the year-to-date, bookings for laser optics and component products increased approximately 35% and included bookings of approximately $700,000 for telecommunication products while bookings for the eV PRODUCTS division increased approximately 70%.

Revenues for the third quarter of fiscal 2000 increased 27% to $19,781,000 compared to $15,538,000 for the same period last fiscal year. For the nine months ended March 31, 2000, revenues increased 19% to $52,853,000 from $44,541,000 for the same period last fiscal year.
For the quarter, revenues from laser optics and products increased by approximately 30% while revenues from the eV PRODUCTS division increased by approximately 20%. For the year-to-date, revenues from laser optics and products increased by approximately 20% while revenues from the eV PRODUCTS division increased by approximately 5%.

Manufacturing gross margin for the third quarter of fiscal 2000 was $8,333,000 or 43% of revenues compared to $6,468,000 or 42% of revenues for the same period last fiscal year. For the nine months ended March 31, 2000, manufacturing gross margin was $22,404,000 or 43% of revenues compared to $16,727,000 or 38% of revenues for the same period last fiscal year. The higher gross margin percentage for the quarter and year-to-date reflects productivity gains and cost control programs, lower per unit cost associated with higher production volume for laser optics and component products and a strengthened Japanese Yen.

Company-funded internal research and development expenses for the third quarter of fiscal 2000 were $744,000 or 4% of revenues compared to $617,000 or 4% of revenues for the same period last fiscal year. For the nine months ended March 31, 2000, internal research and development expenses were $1,969,000 or 4% of revenues compared to $1,769,000 or 4% of revenues for the same period last fiscal year. The increased expenses for the quarter and year-to-date reflect projects associated with developing nuclear radiation detectors, infrared optics and materials and silicon carbide.

Selling, general and administrative expenses for the third quarter of fiscal 2000 were $4,933,000 or 25% of revenues compared to $3,592,000 or 23% of revenues for the same period last fiscal year. For the nine months ended March 31, 2000, selling, general and administrative expenses were $12,947,000 or 24% of revenues compared to $10,035,000 or 23% of revenues for the same period last fiscal year. The quarter and year-to-date dollar and percentage increases are attributable to increased compensation expense associated with the Company's worldwide profit-driven bonus programs and increased professional service expenses.

Interest expense for the third quarter of fiscal 2000 was $79,000 compared to $61,000 for the same period last fiscal year. For the nine months ended March 31, 2000, interest expense was $258,000 compared to $341,000 for the same period last fiscal year. The quarter and year-to-date fluctuations in interest expense are the direct result of changes in average borrowings over the corresponding periods.

For fiscal 2000, the Company's year-to-date effective income tax rate is 27% compared to an effective income tax rate of 32% for the same period last fiscal year. The decrease in the effective income tax rate is primarily attributable to an increase in the utilization of the tax savings available to the Company from its foreign sales
corporation.   The Company currently expects the effective income
tax rate for fiscal 2001 to be approximately 30%.


Liquidity and Capital Resources
-------------------------------

Cash decreased during the first nine months of fiscal 2000 by $337,000 primarily due to capital expenditures, the purchase of 1,252,000 shares of Laser Power Corporation common stock and increases in inventory and accounts receivable. These items were offset by net earnings before depreciation and amortization of $9,394,000 and decreases in other assets. The Company generated $7,029,000 in cash from operations during the first nine months of fiscal 2000.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2000.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding the Company's ability to fund future working capital needs, capital expenditures and scheduled debt payments. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

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

                    PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   ---------------------------------
         (a)  Exhibits.

              10.01  Extension Letter Agreement   Filed herewith.
                     by and between
                     PNC Bank, National
                     Association and II-VI
                     Incorporated for Amended
                     and Restated Letter
                     Agreement for Committed
                     Line of Credit

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


                              II-VI INCORPORATED
                              (Registrant)




Date: May 11, 2000             By:       /s/ Carl J. Johnson
                                  ------------------------------------
                                             Carl J. Johnson
                                  Chairman and Chief Executive Officer




Date: May 11, 2000             By:      /s/ James Martinelli
                                  ------------------------------------
                                            James Martinelli
                                  Treasurer & Chief Financial Officer

                            EXHIBIT INDEX



Exhibit No.

        10.01  Extension Letter Agreement. . . . . Filed herewith.
               by and between	PNC Bank,
               National Association and II-VI
               Incorporated for Amended and
               Restated Letter Agreement for
               Committed Line of Credit

        27.01  Financial Data Schedule. . . . . . .Filed herewith.

