Form 10-K405
period 2000-06-30
II-VI INC
filed 2000-09-27
CIK 820318

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the fiscal year ended June 30, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from
                   to                 .
     -------------    ----------------

                 Commission File Number:  0-16195
                       II-VI INCORPORATED
     (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                         25-1214948
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)


   375 Saxonburg Boulevard                       16056
       Saxonburg, PA                            Zip code)
(Address of principal executive offices)

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

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 15, 2000, was approximately $247,500,000 based on the closing sale price reported on Nasdaq National Market for September 15, 2000. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 15, 2000, was 6,859,569.

All other share and per share information included in this Form 10-K reflects the two-for-one stock split effected on September 20, 2000, unless otherwise noted.

             Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 2000 Annual Meeting of
Shareholders are incorporated by reference into Part III hereof.

                                 PART I

ITEM 1. BUSINESS

Introduction

     II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Incorporated, II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., VLOC Incorporated, II-VI Optics (Suzhou) Co. Ltd., II-VI International Pte., Ltd., II-VI U.K. Limited, and II-VI Acquisition Corp. as a consolidated operation. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated."

     II-VI develops, manufacturers and markets high technology materials and derivative products for precision use in industrial, medical, telecommunications and military/aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection and telecommunication components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical products to the heart of our customer's assembly lines for products such as high power laser material processing systems, fiber-optic telecommunication transmitters and receivers, and advanced medical x-ray systems. We believe we are a market leader for high power carbon dioxide (CO2) and Yttrium Aluminum Garnet (YAG) laser optical elements, and x-ray and gamma ray detectors for the nuclear radiation industry. The majority of our revenues are attributable to the sale of optical components for the industrial laser processing industry.

     On August 14, 2000, the Company increased its ownership in Laser Power Corporation from approximately 13% to approximately 88%, giving the Company a controlling interest. This approximately 75% additional ownership was acquired for a total consideration of approximately $22.3 million in cash and the issuance of 739,000 shares of the Company's common stock. We intend to complete the acquisition of Laser Power Corporation via a second-step merger in October 2000.

     On August 23, 2000, the Company announced that its Board of Directors had declared a two-for-one stock split of the Company's common stock in the form of a 100% common stock dividend. The record date was September 5, 2000 and the distribution date was September 20, 2000. All share and per share amounts included in this Form 10-K have been restated to reflect the stock split for all periods presented, unless otherwise noted.

Information Regarding Market Segments and Foreign Operations

     Our business comprises two segments: (i) the design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared, near-infrared and visible-light instrumentation and (ii) the manufacture and marketing of x-ray and gamma-ray instrumentation.

     Financial data regarding our revenues, results of operations, industry segments and international sales for our last three fiscal years is set forth in, and incorporated herein by reference to, our Consolidated Statements of Earnings on page 19 of the II-VI Incorporated 2000 Annual Report (the "Annual Report") and Note H to the Company's Consolidated Financial Statements on pages 30 and 31 of the Annual Report.

General Description of Business

     We develop, manufacture and market high technology materials and derivative products for precision use in industrial, medical, telecommunications and military/aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection and telecommunication components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical products to the heart of our customer's assembly lines for products such as high power laser material processing systems, fiber-optic telecommunication transmitters and receivers, and advanced medical x-ray systems. We believe we are a market leader for high power carbon dioxide and YAG laser optical elements, and x-ray and gamma ray detectors for the nuclear radiation industry.

     Our United States manufacturing operations are located in Pennsylvania and Florida, and our international production operations are based in Singapore and China. In additional to sales offices at each of our manufacturing sites, as well as Iowa and California, we have sales and marketing subsidiaries in Japan and the United Kingdom. Approximately one-half of our revenues are for product sales outside of the United States.

     Our products are key optical and optoelectronic components used in the laser, nuclear radiation detection and telecommunication industries.

       Our laser-related products include laser gain materials for solid state lasers and many of the high precision optical elements used to focus and direct laser beams to target or work surfaces. The majority of our laser products require advanced optical materials that are internally produced. Our vertical integration from material growth, through fabrication and thin-film coating provides us with a significant competitive advantage.

       Nuclear radiation detector products are based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These detectors are attractive due to the increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

       New products have been recently introduced for the telecommunications industry. These products, which are building blocks for next generation optical networks, demand the high precision and rigid metrology core competencies that have been developed for our laser product lines.

     We are at the forefront of advanced material growth research, development and high volume production. Over the past three years we have expanded our material growth development to include single crystal Silicon Carbide (SiC) for use in blue and green Light Emitting Diodes
(LEDs), diode lasers and high performance electronics. Significant progress has been made in this relatively short development period and at the present time we are working closely with potential customers to qualify and further develop our products.

Our Market Segments

     Our business is comprised of four segments:

     1) Design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared, near infrared and visible light lasers and instrumentation.

     2) Manufacture and marketing of x-ray and gamma-ray detectors and components for medical, industrial, environmental and scientific instruments.

     3) Production of micro-fabricated and micro-assembled devices for telecommunications.

     4) Development of single crystal growth and fabrication of Silicon Carbide (SiC) substrates for use in the manufacture of high temperature electronics and blue and green high brightness LEDs.

     Our reportable segments, in accordance with Statement of Financial Accounting Standards No. 131, ''Disclosures About Segments of an
Enterprise and Related Information,'' currently are optical components (which is a combination of segments 1, 3 and 4 above) and radiation detectors (which is segment 2 above).

Laser Components Market

     In recent years, dramatic increases in laser component consumption have been driven by continued worldwide proliferation of laser processing applications. Manufacturers are seeking solutions to increasingly complex demands for quality, precision, speed, throughput, flexibility, automation and cost control. High power CO2 and YAG lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat treating, and marking applications. For example, automobile manufacturers use lasers to facilitate rapid prototyping, production simplification, efficient sequencing, and computer control on high throughput production lines. Tailored Blank Welding is used to reduce the weight, increase the corrosion resistance and strengthen certain chassis and body parts of automobiles. The potential to weld the all aluminum car is being developed by automobile manufacturers worldwide. Manufacturers of recreation vehicles, motorcycles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexibility, high consistency, reduced post processing and lower costs. Furniture manufacturers utilize lasers to provide easily reconfigurable, low-distortion, low-cost prototyping and production capabilities that facilitate the manufacturing of customer specified designs. On high-speed processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

     We provide optical elements and components for both CO2 and YAG laser systems. In addition to use by original equipment manufacturers
(OEMs), a replacement part aftermarket exists in support of an estimated current worldwide installed base of 90,000 industrial YAG and CO2 lasers.

Solid-State Radiation Detection Market

     Solid-state radiation detectors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging or industrial gauging equipment. In an increasing number of applications, the use of gamma- or x-ray radiation enables more rapid and accurate measurement of medical conditions or industrial quality than can be observed by other methods. Solid-state detectors based on CdZnTe, a material that recently entered the marketplace, are making inroads against older, more established technologies such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. CdZnTe detectors have already been substituted for the older technologies in applications where increased accuracy, simpler operation, portability and/or lower cost are required. Currently, CdZnTe is beginning to enable new medical and industrial applications not feasible with the older technologies and is now used routinely in cancer probes, bone densitometry systems and process control instruments.

     According to our best estimates, the market for solid-state radiation detectors is currently $250 million and growing at 10% per year. Digital radiography (the recording of digital x-ray images) represents the largest market segment followed in order by nuclear medicine (the detection or imaging of radioactively tagged materials in the body), industrial gauging, radiation monitoring and nuclear safeguards/non-proliferation. When CdZnTe entered the market in the mid-1990s, it could address less than 10% of the applications. Presently, we believe that the CdZnTe addressable market has grown to $50 million.

     During the next decade, the performance of CdZnTe and other solid-state detectors will be improved through additional research and development, creating the potential for digital imaging to replace x-ray film in a myriad of traditional radiography applications.

     We believe that the market for CdZnTe detectors and imagers will grow faster than the overall market rate of 10% because of several factors, including:

       the strong migration toward ''film-less'' detection methods that enable the direct recording of digital images or videos which can be stored, recalled and transmitted via the Internet;

       the desire for lower radiation dosage;

       the desire for simpler, safer operation at room temperature;

       the increasing requirement that equipment be ''intrinsically safe'' in environments where a spark might start a fire;

       the general trend towards equipment miniaturization; and

       the need to inspect, document and control quality at additional points within the manufacturing process in a wide range of industries; for example, the measurement and control of film thickness during the painting of automobile bodies.

     Equipment manufacturers increasingly desire to procure fully tested, packaged components rather than devices that must be qualified and assembled. We believe that this trend will require leading suppliers to provide products containing ever-higher levels of signal processing and, as a result, the market will place high value on suppliers having strong applications engineering capabilities and a focus on customer relationships.

Telecommunications Components

     In recent years dramatic increases in demand for multimedia information, entertainment, and voice and data communications have resulted in a corresponding increase for greater bandwidth. This has resulted in a significant increase in fiber-optic network deployment, which subsequently has created substantially increased demand for precision telecommunication optical components.

     Optical and opto-electronic materials are fabricated into telecommunication elements such as:

       Mirror Blocks
       Air Gap Etalons
       Waveplates
       Filter Taps
       Polarization Rotators
       Prisms

     In telecommunication systems certain optical components help lock the laser output wavelength to the proper channel on the telecommunication system's grid. Other optical components function as an isolator, which is a device that ensures that laser light in a fiber optic is not directed back into the source of transmission. Another component such as a prism functions as an optical multiplexer.

     To meet the insatiable bandwidth demands of the Internet world, system manufacturers are looking to merchant optical component and opto-electronic material suppliers for solutions. Current global industry capacity to produce materials, devices and components is insufficient.

Silicon Carbide Electronic Materials Market

     Silicon carbide is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities in applications that are rapidly emerging at the high-performance end of the optoelectronic, telecommunication, power distribution and transportation markets. Silicon carbide has certain inherent physical and electronic advantages over competing materials such as silicon and gallium arsenide, including the ability to operate at up to 400 degrees Centigrade (750 degrees Fahrenheit) and the capability to conduct heat away from operating devices up to twice as fast. Typically, either silicon carbide or gallium nitride layers are deposited on a silicon carbide or alternative substrate and desired optoelectronic or electronic devices are fabricated in the resulting material structure. Silicon carbide based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices while gallium nitride based structures are already standard in the manufacture of blue and green light emitting diodes and blue laser diodes.

     We believe that wide band gap semiconductor devices incorporating silicon carbide materials technology will penetrate a wide range of applications in the optoelectronic, telecommunication, power distribution and transportation markets during the next decade. For instance, blue and green LEDs built on silicon carbide substrates offer the promise of higher output power than devices currently built on less expensive but thermally insulating sapphire substrates. The realization of this promise will establish silicon carbide substrates as an important building block in high brightness computer driven signs or displays, in high brightness automotive lighting and in the replacement of incandescent and eventually fluorescent lighting by high power, high efficiency solid-state lamps. High power, high frequency silicon carbide microwave devices promise to rival gallium arsenide devices in telecommunication base station transmitters and silicon devices in both commercial and military air traffic radar applications. Silicon carbide high power, high-speed switching devices promise to improve the performance and reliability of motor controls in a wide variety of applications and could play a key role in the evolution of the electric car.

Our Strategy

     Our strategy is to build businesses with world-class, high technology materials capabilities at their core. Each of our current business activities follow this model: CO2 and infrared optics based on Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS), near infrared and visible laser components based on YAG and Yttrium Lithium Fluoride
(YLF), and solid-state radiation detectors based on CdZnTe. Consistent with this strategy, our initiative to enter the optoelectronic and electronic substrates business is predicated on the establishment of Silicon Carbide (SiC) capabilities. In every case, we subsequently manufacture precision parts and components from these materials using established but evolving expertise in low damage surfacing and micro fabrication, thin-film coating, and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. In addition, industry leading product quality and delivery performance allows us to achieve comparatively high operating margins in major segments of our business. We intend to capitalize on the execution of this proven model and continually gain market share for laser optics and components, telecommunication devices, solid-state radiation detectors, and optoelectronic/electronic materials and substrates.

       Continue Investment to Gain CO2 and YAG Market Share Worldwide. We continually invest in our manufacturing operations worldwide to increase production capacity. All U.S. and international manufacturing operations are being expanded. Additional materials growth capability is being added for CdZnTe, ZnSe, ZnS, YAG and YLF. A piezo-electric material is under development at our Advanced Materials Development Center in Pennsylvania. A proprietary material for telecommunication applications is under development in Florida.

       Enhance Our Reputation as a Worldwide Quality and Customer
       Service Leader.   We are committed to understanding our
       customers' needs and exceeding their expectations. We have established ourselves as a consistent high quality supplier of components into our customers' assembly lines. In many cases we deliver on a just in time (JIT) basis. We believe our on-time delivery record and product return rates are the best in the industries we serve via our quality mission statement, ''We pledge to exceed our internal and external customer requirements through employee dedication to continuous improvement.''

       Pursue Strategic Acquisitions and Alliances.   Some of the
       markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will pursue strategic acquisitions and alliances with companies whose products or technologies compliment our current products, expand our market coverage, increase our addressed market or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve.

       Continue Extension of Technology Leadership in the Gamma and X-
       ray Detector Field.   We believe our eV PRODUCTS division is the
       leader in the manufacture of solid-state gamma and x-ray detector devices and components. Cadmium Zinc Telluride (CdZnTe) handheld probes in the medical field allow the introduction of new cancer location techniques. CdZnTe based imaging arrays are being introduced in nuclear medicine. CdZnTe is being developed for direct read digital radiography, which will allow a physician to view relevant parts of the body in real time using a fraction of the x-ray dose required with film. Our eV PRODUCTS division is working on these medical applications with market leaders worldwide. The high pressure Bridgman growth process for producing CdZnTe is a materials expertise unique to II-VI.

       Utilize Proven Materials Growth Expertise to Perfect Silicon
       Carbide (SiC).   We are a proven provider of hard to grow
       materials and opto-electronic crystals. We intend to leverage our skills and experiences in commercially producing ZnSe, ZnS, CdZnTe, YAG and YLF to move rapidly forward with our SiC development program. We intend to gain market share and become the reliable second source of SiC substrates to the worldwide marketplace in the next three years. We will utilize our low damage fabrication experience and exacting metrology in achieving this position.

       Extend Proven Fabrication, Thin-Film Coating, Assembly and Exacting Metrology Capabilities to Telecommunications
       Components.   We are a respected supplier of waveplates,
       etalons, frequency doublers and other highly precise components to the YAG laser and related markets. We have recently extended our high accuracy fabrication, thin-film coating, assembly and exacting metrology expertise to the manufacture of the passive components such as: micro-waveplates, miniature air-gap etalons and micro-prisms that are critical to the performance of the receivers, transmitters and add-drop modules being deployed in the rapid expansion of fiber optic networks. We have established a stand-alone facility in Florida for the production of telecommunications products and will rapidly expand our capacity in response to market place demand.

Our Products

     Our products include optical, optoelectronic and electronic materials, devices and components for use in laser, detection, telecommunication and advanced electronic and optoelectronic applications. These products are sold to laser system manufacturers and end-users, manufacturers of nuclear radiation detection systems and component suppliers to the telecommunications, optoelectronic and electronic industries.

Laser Components

     We supply a broad line of precision optical components such as lenses, waveplates, and mirrors to the CO2 laser market. CO2 lasers are used in a wide variety of industrial processes including cutting, welding, drilling, marking and heat treating of materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. CO2 lasers are also used in cosmetic and invasive medical surgery. Our precision optical components are used to regulate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as ZnSe, Copper, Silicon and Germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We are the largest manufacturer in the world of ZnSe and that provides us a significant cost advantage. We believe our ZnSe production capability, high precision fabrication operations and proprietary thin-film coating technology has earned us a reputation as the quality leader in this world market.

     Additionally, we supply replacement optics (under the trade name of INFRAREADY) and refurbishing services to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain efficient laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide.

     Key materials and precision optical components for YAG and other solid-state laser systems are part of our product offering. The increasing power levels and reduced operating costs of evolving YAG laser systems are enabling this technology to address new applications. YAG lasers are now used in high power application such as cutting, welding, marking and date coding. Additionally, YAG laser energy can be delivered through optical fibers, which provides high flexibility beam delivery systems.

     We supply a family of standard and custom laser gain materials and optics for industrial, medical, scientific and research YAG lasers. Our YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. We also refurbish YAG rods for YAG laser end users. Additionally, we offer waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications which are used to control or alter visible or near-infrared energy and its polarization.

Solid State Radiation Detectors

     We design, manufacture and market CdZnTe room temperature, solid state radiation detectors combined with custom designed low noise front-end electronics. New and expanding applications in industry, medicine and research are fueling increased demand for our products. Our solid-state CdZnTe nuclear radiation detectors are attractive because of their reduced size, improved ruggedness, and lower voltage requirements as compared to traditional detectors based on scintillator/photomultiplier or cooled germanium technologies.

     The use of CdZnTe hand-held probes in the medical field has enabled the introduction of new cancer location techniques, based on the injection of a radiolabeled antibody that attaches to cancer cells. This technology provides the surgeon the tools to accurately identify and remove cancerous tissue.

     CdZnTe-based imaging arrays can be used in both nuclear medicine (internally emitted gamma rays) and radiography (x-rays from an external source). In nuclear medicine, CdZnTe makes feasible a new generation of gamma cameras, offering much improved position sensitivity and the ability to produce images using lower doses of injected radioactivity. In radiography, higher density CdZnTe can provide much improved sensitivity to the higher x-ray energies used in some of the newer diagnostic techniques. Direct-read digital radiography cameras are being developed which, if successful, will allow the physician to view the relevant part of the body in real time, reducing the time required for diagnosis.

Research, Development and Engineering

     Our research and development policy calls for the pursuit of a program of internally funded and contract research and development totaling between 5 and 8 percent of product sales. From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with most government research programs. We are committed to accepting only funded research that ties closely to our growth plans.

     We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2000 we employed 134 people in research,
development and engineering functions.   96 of our employees are
engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

     During the past year, we have made focused investments in:

       Telecommunication Device Development:   Where we have developed
       microfabrication, thin-film coating and metrology techniques to enable the manufacture of several new devices of high interest to telecommunication customers. Product introductions of air-gap etalons, waveplates and polarization rotators are in progress. Initial production orders have been received and we plan to increase capacity to produce the required supply to key customers.

       Silicon Carbide Substrate Technology:   We presently have
       several crystal growth furnaces producing 6H and 4H ingots and one additional furnace under construction to support the development of a new proprietary Axial Gradient Transport Growth Process (patent applied for in March 2000). In addition, ingot slicing and substrate polishing facilities are in place and qualification products are being supplied to key customers.

       High Performance CdZnTe Materials:   Where the marketplace
       success of eV PRODUCTS depends on our capability and capacity to produce radiation detectors with ever-higher sensitivity, resolution and efficiency at lower cost. Key advancements have been achieved and will continue to be sought in the production of larger single crystal ingots as well as in the fabrication techniques for the manufacture of monolithic arrays of closely spaced detectors. As improved performance is indicated, new applications and market potential are opened to CdZnTe products.

       Large Diameter YAG Manufacturing:   Where our research and
       development activities are focused on producing materials that will accelerate the evolution of kilowatt-class YAG lasers. Achievements in process control and reliability are rapidly transferred into production at our New Port Richey, Florida manufacturing facility, largely due to effective teamwork and crossover between our development and manufacturing personnel.

       Our New Advanced Materials Development Center: Where existing research, such as on Large Diameter YAG, is proceeding and new programs, such as research on the single crystal growth of PMN-PT, an advanced piezo-electric material, has been initiated. This 6,000 square foot facility is dedicated to enhancing our leadership in the development of advanced materials for the telecommunications, electronics, optoelectronics, radiation detection, electro-optics and laser markets.

     The development of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions and trade secret laws to protect our proprietary rights. We intend, however, to protect our rights when they are, in our view, infringed.

     Research, development and engineering expenditures were $3,258,000, $3,358,000 and $4,040,000 for the fiscal years ended June
30, 1998, 1999 and 2000, respectively. For these same periods, the customer and/or government funded portions of these expenditures were $2,206,000, $1,436,000 and $1,651,000.

Marketing and Sales

     We market our products through a direct sales force in North America, Japan, South East Asia and the UK, and through representatives and distributors elsewhere in Europe, Asia, and South America. Our market strategy is focused on building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in the laser component market places.

     Each of our product lines is responsible for their own worldwide marketing and sales functions, as follows:

     1) The laser component businesses share many common customers and sell through our subsidiaries II-VI Japan and II-VI UK as well as through a common distributor in most of Europe.

     2) The eV PRODUCTS marketing and sales initiative is handled through a direct sales force in the US coupled with manufacturers' representatives. An array of distributors and representatives are used throughout the rest of the world.

     3) The telecommunications business unit shares its marketing with our VLOC subsidiary.

     4) The management and technical staff work closely with potential customers providing samples and deliverable products from our wide band gap wafer materials activities in SiC.

     Our sales force develops close relationships with our OEM customers worldwide. All divisions actively market their products through targeted mailings, telemarketing, select advertising and attendance at trade shows. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers' systems. As of June 30, 2000, we employed 56 individuals in sales, marketing and support and maintained regional sales operations in Japan, Singapore, China and the UK.

Manufacturing Technology and Processes

     A majority of the products we produce depend on our ability to manufacture difficult optical, opto-electronic or electronic materials. The table below shows these key materials and the processes used to produce them.

                             Materials       Growth Process
        Product Line         Produced           Utilized
        ------------         ---------       ---------------
    Laser Components        ZnSe and ZnS     Chemical Vapor Deposition
    Laser Components        YAG and YLF      Czochralski
    Solid State Detectors   CdZnTe           High Pressure Bridgman and
                                               Conventional Bridgman
    SiC Substrates          SiC              Physical Vapor Transport

     The ability to produce these difficult materials and to control the quality and yields is an expertise of II-VI. Processing of these materials into finished products is difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customer's instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture.

     The network of our worldwide manufacturing sites allows products to be produced in the most cost-effective area of the world. We believe our cost to produce our infrared and near infrared components are the lowest among all competitors. We employ numerous advanced manufacturing technologies and systems in all product-manufacturing facilities. These include automated CNC optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Producing products for use across the electromagnetic spectrum requires the capabilities to repeatedly produce products with high yields to tolerances in the nanometer range. We embody a technology and quality mindset that gives our customers the confidence to utilize our products in a just in time basis straight into the heart of their production lines.

Sources of Supply

     The major raw materials we use are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. We produce virtually all of our Zinc Selenide and Zinc Sulfide requirements internally, although small quantities of Zinc Selenide and Zinc Sulfide may be purchased from outside vendors from time to time. We also purchase Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. We purchase Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two suppliers for all of the above materials except for Zinc Selenide, Hydrogen Selenide and Thorium Fluoride (excluding us), for each of which there is only one proven source of merchant supply. For most materials, we have entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

     The continued high quality of these materials is critical to the stability of our manufacturing yields. We conduct testing of materials at the onset of the production process to meet evolving customer requirements. Additional research may be needed to better define future starting material specifications. We have not experienced significant production delays due to shortages of materials. However, we do occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on our results of operations.

Customers

     Our customer base for our laser component products consists of over 4,000 customers worldwide.

     The three main groups of customers for our laser component products are as follows:

       Leading original equipment manufactures and system integrators of high power industrial, medical and military laser systems,

       Laser end users who require replacement optics for their existing laser systems, and

       Scientific and military customers, including the U.S. military and its allies, for use in advanced infrared imaging systems for state-of-the-art weapon systems.

     For our telecommunications component products, our customers are telecommunication companies who utilize our products as discrete optical elements for active and passive components for frequency stabilization, DWDM (dense wavelength division multiplexing) applications and optical networking. We are currently dependent on a limited number of key customers for this product line.

     For our solid state radiation detector products, our customers are manufacturers of equipment and devices for industrial process control, nuclear medicine, x-ray imaging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics. We are currently dependent on a limited number of key customers for this product line.

     Our silicon carbide electronic materials product sales to date have been limited and we do not have an established customer base for this product line.

Competition

     We believe that we are a leading producer of products and services in our addressed markets. In the area of commercial infrared laser optics and materials, we believe we are an industry leader. We are a leading supplier of CdZnTe substrates used for infrared imaging arrays, and we are a leading supplier of Cadmium Telluride electro-optic modulators to U.S. and NATO defense contractors. We are a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, medical and industrial laser manufacturers.

     We compete on the basis of product quality, delivery time, strong technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

     We have a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. The significant competitor of our production of ZnSe is a division of Rohm and Haas Co. The competitors producing infrared and CO2 laser optics include Coherent in the United States and Sumitomo in Japan, as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and a division of Saint-Gobain. Competing producers of CdZnTe and CdZnTe detectors include Acrorad in Japan and Inarad in Israel.

     In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that may compete with our products. The market for the nuclear radiation detector materials is in its infancy and could be affected by competing technologies.

Bookings and Backlog

     We define our bookings during a fiscal period as incoming orders believed to be deliverable to customers in the next twelve months net of any order cancellations. Certain long-term research and development contracts exceeding twelve-month may be booked in their entirety, but in no event would exceed twenty-four months. For the year ended June 30, 2000, our bookings were $83.0 million compared to bookings of $60.0 million for the year ended June 30, 1999. We believe that the increase in bookings reflects continued acceptance of our products over competing technologies and vendors and shows that our customers desire our high quality products delivered in a timely manner.

     We define our backlog as customer orders available for shipment in the next twelve months and certain long-term research and development contracts not exceeding twenty-four months as of the end of the fiscal period. As of June 30, 2000, our backlog was $27.2 million compared to $18.0 million at June 30, 1999. The increase in backlog is primarily reflective of higher bookings during fiscal year 2000.

Employees

     As of June 30, 2000, we employed 812 persons worldwide. Of these employees, 134 were engaged in research, development and engineering, 488 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. None of our employees are covered by a collective bargaining agreement, and we have never experienced any work stoppages. We have a long-standing policy of encouraging active employee participation in selected areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

Patents, Trade Secrets and Trademarks

     We rely on our trade secrets and proprietary know-how to develop and maintain our competitive position. We have not pursued process patents due to the disclosures required in the patent process and the relative difficulties in successfully litigating process-type patents. We have confidentiality and noncompetition agreements with our executive officers and certain other personnel.

     The processes and specialized equipment utilized in crystal growth, infrared materials fabrication and infrared optical coatings as developed by us are complex and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology or that all aspects of our proprietary technology will be protected. Others have obtained patents covering a variety of infrared optical configurations and processes, and others could obtain patents covering technology similar to our technology. We may be required to obtain licenses under such patents, and there can be no assurance that we would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted which may adversely affect our results of operations. In addition, our research and development contracts with agencies of the United States Government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled.

     We hold four registered trademarks: the II-VI INCORPORATED (Registered) name; INFRAREADY OPTICS (Registered) for replacement optics for industrial CO2 lasers; EPIREADY (Registered) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS (Registered) for products manufactured by our eV PRODUCTS division. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.

RISK FACTORS

We Depend on Highly Complex Manufacturing Processes Which Require
Products from Limited Sources of Supply

     We utilize high quality, optical grade ZnSe in the production of a majority of our products. We are a leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring production in a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. ZnSe is available from only one outside source where quantity and qualities may be limited. The unavailability of necessary amounts of high quality Zinc Selenide would have a material adverse effect upon us. In addition, in fiscal 1992 and 1993, we experienced fluctuations in our manufacturing yields which affected our results of operations. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

     We produce Hydrogen Selenide gas which is used in our production of Zinc Selenide. There are risks inherent in the production and handling of such material. Our inability to effectively handle Hydrogen Selenide could require us to curtail our production of Hydrogen Selenide. Hydrogen Selenide can be obtained from one outside source. The cost of purchasing such material is significantly greater than the cost of internal production. As a result, purchasing a substantial portion of such material from the outside source would significantly increase our production costs of Zinc Selenide. Therefore, our inability to internally produce Hydrogen Selenide could have a material adverse effect on our business, results of operations or financial condition.

     In addition, we utilize other high purity, relatively uncommon materials and compounds to manufacture our products. Failure of our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

Our Business is Dependent on Other Cyclical Industries

     Our business is significantly dependent on the demand for products produced by end users of industrial lasers. Many of these end users are in industries that historically have experienced a highly cyclical demand for their products. Therefore, as a result, demand for our products and our results of operations are subject to cyclical fluctuations.

Our Revenues are Subject to Potential Seasonal Fluctuations

     Due to our customers' buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September could be below those in the preceding quarter. Our first fiscal quarter results often are dependent upon the sales made in the last month of the quarter.

We May Encounter Substantial Competition

     We may encounter substantial competition from other companies in the same market, including established companies with substantial resources. Some of our competitors may have financial, technical, marketing or other capabilities more extensive than ours and may be able to respond more quickly than we can to new or emerging technologies and other competitive pressures. We may not be able to compete successfully against our present or future competitors, and competition may adversely affect our business, financial condition or operating results.

International Sales Account for a Significant Portion of Our Revenues

     Sales to customers in countries other than the United States accounted for approximately 45%, 47% and 49% of revenues during the years ended June 30, 1998, 1999 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore and China and maintain direct sales offices in Japan and the UK. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular, although our international sales, other than in Japan and the UK, are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations through forward exchange agreements. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation in the dollar/yen currency exchange rate.

Our Revenues May Suffer if General Economic Conditions Worsen

     Our revenues and earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. Therefore, any significant downturn or recession in the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

We May Expand Product Lines and Markets by Acquiring Other Businesses

     Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. In December 1994 we acquired the Virgo Optics Division of Sandoz Chemicals Corporation. In February 1996 we acquired Lightening Optical Corporation. Subsequently, these acquisitions were combined to form our VLOC subsidiary. To date, we have had little experience in integrating businesses other than these acquisitions.

     On August 14, 2000, the Company increased its ownership in Laser Power Corporation from approximately 13% to approximately 88%, giving the Company a controlling interest. This approximately 75% additional ownership was acquired for a total consideration of approximately $22.3 million in cash and the issuance of 739,000 shares of the Company's common stock. We intend to complete the acquisition of Laser Power Corporation via a second-step merger in October 2000.

Our Success Depends on New Products and Processes

     In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, develop new processes and improve existing processes. As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to our business. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing, and product performance in the field. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could have a material adverse affect on our ability to grow our business.

Failure to Keep Pace with Industry Developments May Adversely Affect Our Operations

     We are engaged in industries which will be affected by future developments. The introduction of products or processes utilizing new developments could render existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes, or that our products, applications or processes will adequately meet the requirements of the marketplace and achieve market acceptance. Our business, results of operations and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements or if we did not gain market acceptance.

Our Success Depends on the Ability to Retain Key Personnel

     We are highly dependent upon the experience and continuing services of certain scientists, engineers, production and management personnel. Competition for the services of these personnel is intense, and there can be no assurance that we will be able to retain or attract the personnel necessary for our success. The loss of the services of our key personnel could have a material adverse affect on our business, results of operations or financial condition.

There Are Limitations on the Protection of Our Intellectual Property

     We do not currently hold any material patents applicable to our processes and rely on a combination of trade secret, copyright and trademark laws and employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third party were successful in a claim that one of our processes infringed its proprietary rights, we may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify the process so that it no longer infringes such proprietary rights, any of which could have an adverse effect on our business, results of operations or financial condition.

Our European Sales Rely On A Single Distributor

     A significant portion of our European sales not made by our subsidiary in the UK have been made through a European distributor. This distributor also provides service and support to the end users of our products. Thus, a reduction in the sales efforts of this distributor could adversely affect our European sales and our ability to support the end users of our products. There can be no assurance that this distributor will continue to distribute, or to distribute successfully, our products and, in such an event, our business, results of operations and financial earnings could be materially and adversely affected.

Our Stock Price May Fluctuate

     Future announcements concerning us, our competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding our industries in the financial press or investment advisory publications, among other factors, could cause the market price of our stock to fluctuate substantially. In addition, stock prices may fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions such as recessions, military conflicts or market or market-sector declines, may materially and adversely affect the market price of our common stock. In addition, any information concerning us, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards or otherwise emanating from a source other than us could in the future contribute to volatility in the market price of our common stock.

We Have Adopted Antitakeover Devices Which May Limit the Price that Certain Investors May be Willing to Pay in the Future for Shares of Our Common Stock

     Our articles of incorporation and by-laws contain provisions which could make us a less attractive target for a hostile takeover or make it more difficult or discourage a merger proposal, a tender offer or a proxy contest. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. The provisions include:

       classification of the board of directors into three classes;

       a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors;

       the ability of the board of directors to issue additional shares of common stock or preferred stock without shareholder approval; and

       certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class).

     In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in our control.

We Are Subject to Stringent Environmental Regulation

     We use or generate certain hazardous substances in our research and manufacturing facilities. We believe that our handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. We invest substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. We annually conduct employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential exposure problems have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance.

     Relative to its generation and use of the extremely hazardous substance Hydrogen Selenide, we have in place an emergency response plan. Special attention has been given to all procedures pertaining to this gaseous material to minimize the chances of its accidental release to the atmosphere.

     With respect to the production, use, storage and disposal of the low-level radioactive material Thorium Fluoride, our facilities and procedures have been inspected and licensed by the Nuclear Regulatory Commission. This material is utilized in our thin-film coatings. Thorium bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Barnwell, South Carolina or Clive, Utah.

     The generation, use, collection, storage and disposal of all other hazardous by-products, such as suspended solids containing heavy metals or airborne particulates, are believed by us to be in material compliance with regulations. We believe that all of the permits and licenses required for operation of our business are in place. Although we do not know of any material environmental, safety or health problems in its properties or processes, there can be no assurance that problems will not develop in the future which would have a materially adverse effect on us.

Some Laser Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and/or Reduce Our Revenues

     Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers' manufacturing processes or in the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

       loss of customers;

       increased costs of product returns and warranty expenses;

       damage to our brand reputation;

       failure to attract new customers or achieve market acceptance;

       diversion of development and engineering resources; and

       legal action by our customers.

     The occurrence of any one or more of the foregoing factors could seriously harm our business or financial condition.

ITEM 2. PROPERTIES

Facilities

     Our headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, in a 115,000 square-foot facility, on approximately 64 acres of land. In fiscal 1998, we completed construction of a 30,000 square-foot facility in Saxonburg which is occupied by our eV PRODUCTS division manufacturing operation and a 45,000 square-foot facility in Florida which is occupied by our VLOC subsidiary. In fiscal 2000, we completed construction of a 6,000 square-foot facility in Saxonburg serving as our Advanced Materials Development Center for research and development activities. In addition, we lease manufacturing and office space in Florida, Singapore, China, U.K., and Japan totaling 58,000 square feet, and own two other facilities, totaling 35,000 square feet, in Florida.

ITEM 3. LEGAL PROCEEDINGS

Litigation

     On August 14, 2000, the Company increased its ownership in Laser Power Corporation from approximately 13% to approximately 88%, giving the Company a controlling interest. This approximately 75% additional ownership was acquired for a total consideration of approximately $22.3 million in cash and the issuance of 739,000 shares of the Company's common stock. We intend to complete the acquisition of Laser Power Corporation via a second-step merger in October 2000.

     On June 13, 2000, a complaint naming Laser Power Corporation and certain current and former directors of the company as defendants was served on Laser Power. The complaint seeks to assert a breach of fiduciary duty claim, and requests class action relief. It is styled C. Oliver Burt, III v. Laser Power Corp., et al., Case No GIC 749273 (San Diego Superior Court). On September 1, 2000, the Superior Court dismissed the claim regarding this complaint against Laser Power, without leave to amend. The Court also dismissed the claim against the directors, with leave to amend. Laser Power believes that the claims are without merit and intends to defend itself vigorously. However, there can be no assurance that Laser Power will prevail in these proceedings or that an outcome unfavorable to Laser Power in these proceedings will not materially adversely affect Laser Power's business, financial condition or results of operations. Laser Power had previously entered into indemnification contracts with each of its officers and directors, including the directors who were named defendants in the complaint. As a result, Laser Power is paying the expenses of the directors in defending themselves in this matter subject to reimbursement under its insurance policies. Subject to certain limited exceptions, Laser Power will reimburse the directors for any monetary damages assessed against the individual directors that are not covered by Laser Power's insurance policies. In addition, the conduct of litigation can be time-consuming and costly. There can be no assurance that these factors will not materially adversely affect Laser Power's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

     The executive officers of the Company and their respective ages and positions are as follows:

     Name               Age                     Position
     ----               ---                     --------

Carl J. Johnson          58        Chairman, Chief Executive Officer
                                   and Director
Francis J. Kramer        51        President, Chief Operating Officer
                                   and Director
Herman E. Reedy          57        Vice President and General Manager
                                   of Quality and Engineering
James Martinelli         42        Chief Financial Officer and
                                   Treasurer

     Carl J. Johnson, a co-founder of II-VI in 1971, serves as Chairman, Chief Executive Officer, and Director of II-VI. He served as President of II-VI from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively. Dr. Johnson serves as a director of Xymox Technology, Inc., Armstrong Laser Technology, Inc. and Applied Electro-Optics Corporation.

     Francis J. Kramer has served as a Director of II-VI since 1989. Mr. Kramer has been employed by II-VI since 1983 and has been its President and Chief Operating Officer since 1985. Mr. Kramer joined II-VI as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by II-VI, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh in 1971 with a B.S. degree in Industrial Engineering and from Purdue University in 1975 with an M.S. degree in Industrial Administration.

     Herman E. Reedy has been with II-VI since 1977 and is Vice President and General Manager of Quality and Engineering. Previously, Mr. Reedy held positions at II-VI as General Manager of Quality and Engineering, Manager of Quality and Manager of Components. From 1973 until joining II-VI, Mr. Reedy was employed by Essex International, Inc., serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie Mellon University and previously held positions with SemiElements, Inc. and Westinghouse Electric Corporation. Mr. Reedy is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

     James Martinelli has been employed by II-VI since 1986 and has served as Chief Financial Officer and Treasurer and Assistant Secretary since May of 1994. Mr. Martinelli joined II-VI as Accounting Manager and was named Controller in 1990. Prior to his employment by II-VI, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania in 1980 with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotations ("Nasdaq") National Market under the symbol "IIVI." The following table sets forth the range of high and low closing sale prices per share of the Company's Common Stock for the fiscal periods indicated, as reported by the Nasdaq National Market. Sale prices have been adjusted to reflect the two-for-one stock split effected on September 20, 2000.


                         High              Low
                         ----              ---

Fiscal 2000
   First Quarter         $7 3/8            $4 27/32
   Second Quarter        $11               $5 3/8
   Third Quarter         $35 3/4           $9 5/16
   Fourth Quarter        $26 3/4           $14 15/16

Fiscal 1999
   First Quarter         $7 1/8            $3 5/8
   Second Quarter        $4 1/2            $2 15/16
   Third Quarter         $5 3/32           $3 5/8
   Fourth Quarter        $4 3/4            $3 5/8

     On September 15, 2000, the last reported sale price for the Common Stock on the NASDAQ National Market was $24.00 per share. As of such date, there were approximately 900 holders of record of the Common Stock. The Company has not historically paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 15 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 11 through 14 of the Company's 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from pages 4 through 14 of the Company's 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages 16 through 32 of the Company's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Board of Directors and Board Committees", and the information set forth under the caption "Other Matters -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

       (a) (1) The consolidated balance sheets as of June 30, 2000 and 1999, the consolidated statements of earnings, shareholders' equity, comprehensive income and cash flow for each of the three years in the period ended June 30, 2000, and the notes to consolidated financial statements, presented in the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

                 The report of Deloitte & Touche LLP, dated August 4, 2000 (August 14, 2000 as to Notes D and J and September 20, 2000 as to Note K) on the 2000, 1999 and 1998 financial statements presented in the Company's 2000 Annual Report to Shareholders, is incorporated herein by reference.

            (2)  Financial Statement Schedule:

                 The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 2000 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 The report of Deloitte & Touche LLP on Schedule II for each of the three years ended June 30, 2000, is included herein.

                 Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2000.

            (3)  Exhibits.

Exhibit Number                            Description Of Exhibit
--------------                            ----------------------

2.01   Agreement and Plan of Merger       Incorporated herein by
       dated as of June 28, 2000,         reference is Exhibit 2.01
       among II-VI Incorporated,          to the Company's Registration
       Laser Power Corporation            Statement No. 333-41314 on
       and II-VI Acquisition Corp.        Form S-4.


2.02   First Amendment to Agreement       Incorporated herein by
       and Plan of Merger dated           reference is Exhibit 2.02
       as of August 1, 2000, among        to the Company's Registration
       II-VI Incorporated,                Statement No. 333-41314 on
       II-VI Acquisition Corp. and        Form S-4.
       Laser Power Corporation.
3.01   Amended and Restated Articles      Incorporated herein by
       of Incorporation of                reference is Exhibit 3.02 to
       II-VI Incorporated                 Registration Statement
                                          No. 33-16389 on Form S-1.


3.02   Amended and Restated By-Laws       Incorporated herein by
       of II-VI Incorporated              reference is Exhibit 3.02
                                          to the II-VI's Annual Report
                                          on Form 10-K for the
                                          fiscal year ended
                                          June 30, 1991
                                          (file number 0-16195
                                          and docketed on
                                          September 30, 1991).


10.01  II-VI Incorporated                 Incorporated herein by
       Employees' Stock                   reference is Exhibit 10.03 to
       Purchase Plan                      Registration Statement
                                          No. 33-16389 on Form S-1.


10.02  II-VI Incorporated and             Incorporated herein by
       Amended and Restated               reference is Exhibit 10.04 to
       Employees' Stock Purchase          Registration Statement
       Plan                               No. 33-16389 on Form S-1.


10.03  First Amendment                    Incorporated herein by
       II-VI Incorporated                 reference is Exhibit 10.01 to
       Amended and Restated Employees'    the II-VI's Form 10-Q for the
       Stock Purchase Plan                Quarter Ended March 31, 1996.


10.04  II-VI Incorporated Amended and     Incorporated herein by
       Restated Employees'                reference is Exhibit 10.05 to
       Profit-Sharing                     Registration Statement
       Plan and Trust Agreement,          No. 33-16389 on Form S-1.
       as amended


10.05  Form of Representative Agreement   Incorporated herein by
       between II-VI and its foreign      reference is Exhibit 10.15 to
       representatives                    Registration Statement
                                          No. 33-16389 on Form S-1.


10.06  Form of Employment Agreement*      Incorporated herein by
                                          reference is Exhibit 10.16 to
                                          Registration Statement
                                          33-16389 on Form S-1.





10.07  Description of Management-By-      Incorporated herein by
       Objective Plan*                    reference is Exhibit 10.09 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1993.


10.08  II-VI Incorporated 1994            Incorporated herein by
       Nonemployee Directors Stock        reference is Exhibit A to
       Option Plan*                       II-VI's Proxy Statement dated
                                          September 30, 1994.


10.09  II-VI Incorporated Deferred        Incorporated herein by
       Compensation Plan*                 reference is Exhibit 10.12 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.


10.10  Trust Under the                    Incorporated herein by
       II-VI Incorporated                 reference is Exhibit 10.13 to
       Deferred Compensation Plan*        II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.


10.11  Description of Bonus               Incorporated herein by
       Incentive Plan*                    reference is Exhibit 10.14 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.


10.12  Amended and Restated II-VI         Incorporated herein by
       Incorporated Deferred              reference is Exhibit 10.01 to
       Compensation Plan*                 II-VI's Form 10-Q for the
                                          Quarter Ended
                                          December 31,1996.


10.13  Amended and Restated II-VI         Incorporated herein by
       Incorporated 1997 Stock            reference is Exhibit 10.04 to
       Option Plan*                       II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1998.


10.14  Agreement by and between           Incorporated herein by
       PNC Bank, National Association     reference is Exhibit 10.01 to
       and II-VI Incorporated for         the II-VI's Form 10-Q for the
       Amended and Restated               Quarter Ended March 31, 1999.
       Letter Agreement for Committed
       Line of Credit and Japanese Yen
       Term Loan


10.15  Credit Agreement by and among      Incorporated herein by
       II-VI Incorporated, its            reference is Exhibit (b)(1)
       subsidiary guarantors,             to Amendment No. 3 to the
       various lenders and PNC Bank,      Company's Tender Offer
       National Association dated         Statement on Schedule TO
       as of August 14, 2000              filed on August 24, 2000.


13.01  Annual Report to Shareholders      Portions of the 2000 Annual
                                          Report are filed herewith.


21.01  List of Subsidiaries of            Filed herewith.
       II-VI Incorporated

23.01  Consent of Deloitte & Touche LLP   Filed herewith.


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

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal year 2000.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item
     14(a)(2) hereof.

     With the exception of the information incorporated by reference to the Company's 2000 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 2000 Annual Report to Shareholders is not deemed filed as a part of this Report.












                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    II-VI INCORPORATED

September  27, 2000                 By:  /s/ Carl J. Johnson
                                        Carl J. Johnson, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Principal Executive Officer:

September  27, 2000                 By:  /s/ Carl J. Johnson
                                             Carl J. Johnson
                                    Chairman, Chief Executive Officer
                                             and Director

September  27, 2000                 By:  /s/ Francis J. Kramer
                                             Francis J. Kramer
                                             President, Chief
                                  Operating Officer and Director

                            Principal Financial and Accounting Officer:

September  27, 2000                 By:  /s/ James Martinelli
                                             James Martinelli
                                   Chief Financial Officer, Treasurer

September  27, 2000                 By:  /s/ Richard W. Bohlen
                                             Richard W. Bohlen
                                                 Director

September  27, 2000                 By:  /s/ Thomas E. Mistler
                                             Thomas E. Mistler
                                                 Director

September  27, 2000                 By:  /s/ Duncan A. J. Morrison
                                             Duncan A. J. Morrison
                                                 Director

September  27, 2000                 By:  /s/ Peter W. Sognefest
                                             Peter W. Sognefest
                                                 Director






                             EXHIBIT INDEX

Exhibit Number                            Description Of Exhibit
--------------                            ----------------------

2.01   Agreement and Plan of Merger       Incorporated herein by
       dated as of June 28, 2000,         reference is Exhibit 2.01
       among II-VI Incorporated,          to the Company's Registration
       Laser Power Corporation            Statement No. 333-41314 on
       and II-VI Acquisition Corp.        Form S-4.



2.02   First Amendment to Agreement       Incorporated herein by
       and Plan of Merger dated           reference is Exhibit 2.02
       as of August 1, 2000, among        to the Company's Registration
       II-VI Incorporated,                Statement No. 333-41314 on
       II-VI Acquisition Corp. and        Form S-4.
       Laser Power Corporation.


3.01   Amended and Restated Articles      Incorporated herein by
       of Incorporation of                reference is Exhibit 3.02 to
       II-VI Incorporated                 Registration Statement
                                          No. 33-16389 on Form S-1.


3.02   Amended and Restated By-Laws       Incorporated herein by
       of II-VI Incorporated              reference is Exhibit 3.02
                                          to the II-VI's Annual Report
                                          on Form 10-K for the
                                          fiscal year ended
                                          June 30, 1991
                                          (file number 0-16195
                                          and docketed on
                                          September 30, 1991).


10.01  II-VI Incorporated                 Incorporated herein by
       Employees' Stock                   reference is Exhibit 10.03 to
       Purchase Plan                      Registration Statement
                                          No. 33-16389 on Form S-1.


10.02  II-VI Incorporated and             Incorporated herein by
       Amended and Restated               reference is Exhibit 10.04 to
       Employees' Stock Purchase          Registration Statement
       Plan                               No. 33-16389 on Form S-1.


10.03  First Amendment                    Incorporated herein by
       II-VI Incorporated                 reference is Exhibit 10.01 to
       Amended and Restated Employees'    the II-VI's Form 10-Q for the
       Stock Purchase Plan                Quarter Ended March 31, 1996.



10.04  II-VI Incorporated Amended and     Incorporated herein by
       Restated Employees'                reference is Exhibit 10.05 to
       Profit-Sharing                     Registration Statement
       Plan and Trust Agreement,          No. 33-16389 on Form S-1.
       as amended


10.05  Form of Representative Agreement   Incorporated herein by
       between II-VI and its foreign      reference is Exhibit 10.15 to
       representatives                    Registration Statement
                                          No. 33-16389 on Form S-1.


10.06  Form of Employment Agreement*      Incorporated herein by
                                          reference is Exhibit 10.16 to
                                          Registration Statement
                                          33-16389 on Form S-1.


10.07  Description of Management-By-      Incorporated herein by
       Objective Plan*                    reference is Exhibit 10.09 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1993.


10.08  II-VI Incorporated 1994            Incorporated herein by
       Nonemployee Directors Stock        reference is Exhibit A to
       Option Plan*                       II-VI's Proxy Statement dated
                                          September 30, 1994.


10.09  II-VI Incorporated Deferred        Incorporated herein by
       Compensation Plan*                 reference is Exhibit 10.12 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.


10.10  Trust Under the                    Incorporated herein by
       II-VI Incorporated                 reference is Exhibit 10.13 to
       Deferred Compensation Plan*        II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.


10.11  Description of Bonus               Incorporated herein by
       Incentive Plan*                    reference is Exhibit 10.14 to
                                          II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1996.






10.12  Amended and Restated II-VI         Incorporated herein by
       Incorporated Deferred              reference is Exhibit 10.01 to
       Compensation Plan*                 II-VI's Form 10-Q for the
                                          Quarter Ended
                                          December 31,1996.


10.13  Amended and Restated II-VI         Incorporated herein by
       Incorporated 1997 Stock            reference is Exhibit 10.04 to
       Option Plan*                       II-VI's Annual Report on
                                          Form 10-K for the fiscal year
                                          ended June 30, 1998.


10.14  Agreement by and between           Incorporated herein by
       PNC Bank, National Association     reference is Exhibit 10.01 to
       and II-VI Incorporated for         the II-VI's Form 10-Q for the
       Amended and Restated               Quarter Ended March 31, 1999.
       Letter Agreement for Committed
       Line of Credit and Japanese Yen
       Term Loan


10.15  Credit Agreement by and among      Incorporated herein by
       II-VI Incorporated, its            reference is Exhibit (b)(1)
       subsidiary guarantors,             to Amendment No. 3 to the
       various lenders and PNC Bank,      Company's Tender Offer
       National Association dated         Statement on Schedule TO
       as of August 14, 2000              filed on August 24, 2000.


13.01  Annual Report to Shareholders      Portions of the 2000 Annual
                                          Report are filed herewith.


21.01  List of Subsidiaries of            Filed herewith.
       II-VI Incorporated

23.01  Consent of Deloitte & Touche LLP   Filed herewith.


27.01  Financial Data Schedule            Filed herewith.

-----------
* Denotes management contract or compensatory plan, contract or arrangement.











                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:


     We have audited the consolidated financial statements of II-VI Incorporated and subsidiaries as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 4, 2000, (August 14, 2000 as to Notes D and J and September 20, 2000 as to Note K); such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement Schedule II, Valuation and Qualifying Accounts, of II-VI Incorporated and subsidiaries. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 4, 2000





























                             SCHEDULE II

                  II-VI INCORPORATED AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED JUNE 30, 1998, 1999, AND 2000
                      (IN THOUSANDS OF DOLLARS)

                                                           Additions
                                                     ---------------------
                                       Balance at    Charged     Charged        Deduction     Balance
                                       Beginning        to       to Other         from        At End
                                        of Year      Expense    Accounts(1)     Reserves(2)   of Year
                                       ------------------------------------------------------------------
YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts
& warranty returns                     $ 306         $ 185        $ (8)          $  55          $ 428

YEAR ENDED JUNE 30, 1999:
Allowance for doubtful accounts
& warranty returns                     $ 428         $ 245        $  3           $ 219          $ 457

YEAR ENDED JUNE 30, 2000:
Allowance for doubtful accounts
& warranty returns                     $ 457         $ 213        $  7           $ 102          $ 575


--------
(1) Amounts primarily relate to businesses acquired, warranty returns and the effects of foreign currency translation.
(2)  Uncollectible accounts written off, net of recoveries.