Form 10-Q
period 2000-09-30
II-VI INC
filed 2000-11-14
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

            For the quarterly period ended September 30, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from               to             .
          ------------     -----------

                  Commission File Number:  0-16195


                       II-VI INCORPORATED
    (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                        25-1214948
   (State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)        Identification No.)

      375 Saxonburg Boulevard
           Saxonburg, PA                          16056
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

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

     At November 3, 2000, 13,861,838 shares of Common Stock, no par value, of the registrant were outstanding.









                   II-VI INCORPORATED AND SUBSIDIARIES


                                INDEX




                                                               Page No.
                                                               --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets -
        September 30, 2000 and June 30, 2000 . . . . . . . . . . 3

        Condensed Consolidated Statements of Earnings -
        Three months ended September 30, 2000 and 1999. . . . . .4

        Condensed Consolidated Statements of Cash Flows -
        Three months ended September 30, 2000 and 1999 . . . . . 5

        Notes to Condensed Consolidated Financial Statements . . 6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .. . . . .12


Item 3. Quantitative and Qualitative Disclosures about
        Market Risk (Incorporated herein in Item 2.
        Management's Discussion and Analysis of
        Financial Condition and Results of Operations)


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . 14
















                                 -2-
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                             September,     June 30,
                                               2000           2000
                                             ---------      --------
Assets
Current Assets
  Cash and cash equivalents                  $  3,984       $  6,330
  Accounts receivable - net                    21,172         14,202
  Inventories                                  19,849         13,738
  Other current assets                          5,113          2,080
                                             ---------      --------
    Total Current Assets                       50,118         36,350

Property, Plant and Equipment, net             50,788         40,883
Cost in Excess of Net Assets Acquired          34,847          1,792
Other Intangible Assets                         1,456          1,516
Other Assets                                    4,449          3,690
                                             ---------      --------
                                             $141,658       $ 84,231
                                             =========      ========


Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                              $  5,736       $      -
  Accounts payable                              4,642          3,726
  Accrued salaries, wages and bonuses           4,207          4,685
  Income taxes payable                            975            222
  Accrued profit sharing contribution             384            812
  Other current liabilities                     6,473          2,526
  Current portion of long-term debt               461             44
                                             ---------       -------
    Total Current Liabilities                  22,878         12,015

Long-Term Debt--less current portion           28,658          5,541

Other Liabilities,
  primarily deferred income taxes               4,177          3,120

Minority Interest                               6,304              -

Shareholders' Equity
Preferred stock, no par value; authorized -
5,000,000 shares; unissued                          -              -
Common stock, no par value; authorized -
30,000,000 shares; issued - 14,818,018 shares
at September 30, 2000; 13,976,102 shares
at June 30, 2000                               34,563         20,454
Accumulated other comprehensive income            203            186
Retained earnings                              46,785         44,825
                                             ---------       -------
                                               81,551         65,465

Less treasury stock, at cost -
1,068,880 shares                                1,910          1,910
                                             ---------       -------
                                               79,641         63,555
                                             ---------       -------
                                             $141,658        $84,231
                                             =========       =======

-See notes to condensed consolidated financial statements.

                                 -3-


II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                                  Three Months Ended
                                                      March 31,
                                                 2000           1999
                                               --------       --------
Revenues

Net sales:
  Domestic                                     $ 14,642       $  8,536
  International                                  11,016          7,586
                                               --------       --------
                                                 25,658         16,122
Contract research and development                 1,055             76
                                               --------       --------
                                                 26,713         16,198
                                               --------       --------

Costs, Expenses & Other Expense (Income)

Cost of goods sold                               15,448          9,228
Contract research and development                   732             58
Internal research and development                   992            623
Selling, general and administrative               6,268          3,806
Interest expense                                    337             85
Other expense (income) - net                         67            (72)
                                               --------       --------
                                                 23,844         13,728
                                               --------       --------

Earnings Before Income Taxes                      2,869          2,470

Income Taxes                                        909            731
                                               --------       --------

Net Earnings                                   $  1,960       $  1,739
                                               ========       ========

Basic Earnings Per Share                       $   0.15       $   0.14
                                               --------       --------

Diluted Earnings Per Share                     $   0.14       $   0.13

- See notes to condensed consolidated financial statements.









                                 -4-
II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                  Three Months Ended
                                                     September 30,
                                                 2000           1999
                                               --------       --------

Cash Flows from Operating Activities
  Net earnings                                 $  1,960       $  1,739
  Adjustments to reconcile net earnings
  to net cash
  Provided by (used in) operating activities:
    Depreciation and amortization                 1,660          1,402
    Gain on foreign currency transactions            (6)           (10)
    Deferred income taxes                           148             (8)
    Increase (decrease) in cash
    from changes in:
      Accounts receivable                          (880)         1,381
      Inventories                                  (876)        (1,022)
      Accounts payable                              865           (308)
      Other operating net assets                 (5,356)        (1,163)
                                               --------       --------
  Net cash provided by (used in)
  operating activities                           (2,485)         2,011
                                               --------       --------

Cash Flows from Investing Activities
  Purchases of businesses                       (23,807)             -
  Additions to property, plant and equipment     (3,634)        (1,280)
  Investments in unconsolidated businesses            -         (2,788)
  Disposals of other assets                           -            750
                                               --------       --------
  Net cash used in investing activities         (27,441)        (3,318)
                                               --------       --------

Cash Flows from Financing Activities
  Proceeds on short-term borrowings, net          2,547          2,432
  Increase in long-term borrowings               25,000              -
  Payments on long-term borrowings                 (386)           (25)
  Proceeds from sale of common stock                347             35
                                               --------       --------
  Net cash provided by financing activities      27,508          2,442
                                               --------       --------

  Effect of exchange rate changes on
  cash and cash equivalents                          72            202

Net (decrease) increase in cash and
cash equivalents                                 (2,346)         1,337

Cash and Cash Equivalents at
Beginning of Period                               6,330          5,558
                                               --------       --------

Cash and Cash Equivalents at
End of Period                                  $  3,984       $  6,895
                                               ========       ========

Cash paid for interest                         $    227       $     87

Cash paid for taxes                            $    321       $    184

Non-cash transactions:
  Net assets acquired for fair value
  of common stock                              $ 13,313       $      -

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)


Note A  - Basis of Presentation
          ---------------------

The consolidated financial statements for the three month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2000 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The results for the quarter ended September 30, 2000 include two months of operations of the Company's recently acquired Laser Power Corporation subsidiary.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation, including classification of Laser Power Corporation as an investment accounted for under the Equity method.


Note B  - Inventories  ($000)
          -------------------

The components of inventories are as follows:

                       September 30,     June 30,
                          2000             2000
                       -------------    ---------
Raw materials            $  5,480       $  3,947
Work in progress            8,666          5,518
Finished goods              5,703          4,273
                       -------------    ---------
                         $ 19,849       $ 13,738
                       =============    =========


Note C  - Property, Plant and Equipment  ($000)
          -------------------------------------

Property, plant and equipment (at cost) consist of the following:

                                       September 30,     June 30,
                                           2000            2000
                                       -------------     --------

Land and land improvements               $  1,652        $  1,528
Buildings and improvements                 25,932          21,333
Machinery and equipment                    54,130          47,578
                                       -------------     --------
                                           81,714          70,439
Less accumulated depreciation              30,926          29,556
                                       -------------     --------

                                         $ 50,788        $ 40,883
                                       =============     ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  - Debt
          ----

On August 14, 2000, the Company replaced its $15.0 million unsecured line of credit agreement with a $45.0 million secured credit agreement in connection with the Company's acquisition of Laser Power Corporation. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of September 30, 2000 was 8.13%. As of September 30, 2000, the total borrowings under this line of credit of $30.0 million consisted of $25.0 million under the term loan option and $5.0 million under the line of credit option.


Note E  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                                       Three Months Ended September 30,
(000 except per share data)               2000             1999
-----------------------------------------------------------------------
Net earnings                            $ 1,960          $ 1,739
Divided by:
    Weighted average shares              13,327           12,694
-----------------------------------------------------------------------
Basic earnings per share                $  0.15          $  0.14

Net earnings                            $ 1,960          $ 1,739
Divided by:
  Weighted average shares                13,327           12,694
  Dilutive effect of
  common stock equivalents                  495              318
-----------------------------------------------------------------------
  Diluted weighted average
  common shares                          13,822           13,012
-----------------------------------------------------------------------
Diluted earnings per share              $  0.14          $  0.13
-----------------------------------------------------------------------

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note F  - Other Comprehensive Income ($000)
          ---------------------------------


                                 Three Months Ended September 30,
                                 --------------------------------
                                        2000          1999
                                        ----          ----

Net income                             $1,960        $1,739
Foreign currency items                     17           (27)
                                       ------        ------
Comprehensive income                   $1,977        $1,712


Note G  - Segment Reporting
          -----------------

The Company has three reportable segments: Optical Components, which is an aggregation of the Company's II-VI infrared optics and material products business and the Company's VLOC subsidiary, Radiation Detectors, which is the Company's eV PRODUCTS division, and the Company's Laser Power Corporation subsidiary acquired in fiscal 2001.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                              Three Months Ended September 30, 2000
                          ---------------------------------------------
                           Optical     Radiation   Laser Power
                          Components   Detectors   Corporation   Totals
-----------------------------------------------------------------------
Net revenues               $19,620      $1,619        $5,474    $26,713
Income (loss)
from operations              3,820        (764)          217      3,273
Interest expense                 -           -             -        337
Other expense, net               -           -             -         67
Earnings before income taxes     -           -             -      2,869

Depreciation and
amortization                 1,128         168           364      1,660
Segment assets              78,826       8,199        54,633    141,658
Capital expenditures         3,479          40           115      3,634

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note G  - Segment Reporting Cont'd.
          -------------------------

                               Three Months Ended September 30, 1999
                               -------------------------------------
                                  Optical      Radiation
                                 Components    Detectors     Totals
--------------------------------------------------------------------
Net revenues                      $14,841      $1,357       $16,198
Income (loss) from operations       2,855        (372)        2,483
Interest expense                        -           -            85
Other income, net                       -           -           (72)
Earnings before income taxes            -           -         2,470

Depreciation and amortization       1,238         164         1,402
Segment assets                     66,946       8,365        75,311
Capital expenditures                1,178         102         1,280


Note H  - Investment in Laser Power Corporation
          -------------------------------------

On September 21, 1999, the Company purchased 1,250,000 shares of Laser Power Corporation common stock for a total purchase price of approximately $2.8 million. Laser Power Corporation designs, manufactures, and markets high performance optics for the industrial, medical and military applications. Laser Power also provides thin film design and coating services to industrial and military customers.

On August 14, 2000, the Company increased its ownership in Laser Power Corporation to approximately 88%, giving the Company a controlling interest. This additional ownership was acquired for a total consideration of approximately $23.8 million in cash and the issuance of approximately 739,000 shares of the Company's common stock.

On October 24, 2000, the Company completed its acquisition of Laser Power Corporation for a total consideration of approximately $3.9 million in cash and the issuance of approximately 132,000 shares of the Company's common stock.

The transaction is being accounted for as a purchase. The excess of the purchase price over the value of net assets acquired will be amortized over 20 years on a straight-line basis. The preliminary purchase price valuation is subject to change when additional information concerning assets, primarily property, plant, and equipment and intangible assets, and liability values is obtained. The results of Laser Power Corporation are included in the Company's consolidated financial statements for the two months ended September 30, 2000.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note H  - Investment in Laser Power Corporation Cont'd
          --------------------------------------------

Pro forma results, as if the acquisition of Laser Power Corporation had occurred at the beginning of the period, are as follows:

                                      Three Months Ended September 30,
                                      --------------------------------

                                            2000          1999
                                         -------       -------
Net revenues                             $28,862       $25,255
Net income from continuing operations      1,708         2,282
Net income                                 1,708         1,054

Basic earnings per share:
  Income from continuing operations        $0.13         $0.17
  Loss from discontinued operations            -        ($0.09)
                                         -------       -------
          Net income                       $0.13         $0.08
Diluted earnings per share:
  Income from continuing operations        $0.12         $0.16
  Loss from discontinued operations            -        ($0.09)
                                         -------       -------
          Net income                       $0.12         $0.07

The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Prior year financial statements reflect the adoption of the Equity method in a manner consistent with the accounting for a step-by-step acquisition of Laser Power Corporation. The effect of the restatement was to reclassify all of the Company's investment in Laser Power common stock at June 30, 2000 from an investment accounted for as an Available for Sale Security to an investment accounted for under the Equity method. The effect of the restatement on income for the three months ended September 30,1999 was immaterial.


Note I  - Stock Split
          -----------

On August 23, 2000, the Company announced that its Board of Directors had declared a two-for-one stock split of the Company's common stock in the form of a 100% common stock dividend. The record date was September 5, 2000 and the distribution date was September 20, 2000.
All share and per share amounts included in the Company's consolidated financial statements have been restated to reflect the stock split for all periods presented.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note J  - New Accounting Pronouncements
          -----------------------------

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company from time to time purchases foreign currency forward exchange contracts, primarily Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on a basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded the fair value of contracts with a notional amount of approximately $2.0 million as of September 30, 2000 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and recorded the change in the fair value of these contracts in the results of operations as they occur.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the first quarter of fiscal 2001 ended September 30, 2000 were $1,960,000 ($0.14 per share-diluted) on revenues of $26,713,000. This compares to net earnings of $1,739,000 ($0.13 per share-diluted) on revenues of $16,198,000 in the first quarter of fiscal 2000.

Order bookings for the first quarter of fiscal 2001 were $29,427,000 compared to $16,832,000 for the same period last fiscal year, an increase of 75%. Bookings for contract research and development for the first quarter of fiscal year 2001 were $1,097,000. There were no bookings for contract research and development for the same period last fiscal year. Bookings for laser optics and component products increased approximately 35%, bookings for the eV PRODUCTS division increased approximately 90%, and the Company recorded bookings from its Laser Power Corporation subsidiary of approximately $6,200,000.

Revenues for the first quarter of fiscal 2001 increased 65% to $26,713,000 compared to $16,198,000 for the same period last fiscal year. Revenues from laser optics and products increased by approximately 30%, revenues from the eV PRODUCTS division increased by approximately 20% and the Company recorded revenues from its Laser Power Corporation subsidiary of approximately $5,500,000.

Manufacturing gross margin for the first quarter of fiscal 2001 was $10,210,000 or 40% of revenues compared to $6,894,000 or 43% of revenues for the same period last fiscal year. The gross margin percentage for the quarter reflects ongoing expansions of the Company's manufacturing capability and the addition of Laser Power Corporation which has historically lower gross margins than the Company.

Company-funded internal research and development expenses were $992,000 and $623,000 for the first fiscal quarters of 2001 and 2000, respectively, or 4% of revenues for both periods. The increased expenses for the quarter reflect projects associated with infrared optics and materials development and nuclear radiation detector development.

Selling, general and administrative expenses were $6,268,000 and $3,806,000 for the first fiscal quarters of 2001 and 2000, respectively, or 23% of revenues for both periods. The increased expenses for the quarter reflects increased professional service expenses, increased sales and marketing efforts, the addition of the selling, general, and administrative expenses of Laser Power Corporation, and increased compensation expense associated with the Company's worldwide profit-driven bonus programs.

Interest expense for the first quarter of fiscal 2001 was $337,000 compared to $85,000 for the same period last year. This increase is the due to additional borrowings in connection with the purchase of Laser Power Corporation.

The Company's effective income tax rate for the first quarter fiscal 2001 was 32% and for the same quarter fiscal 2000 was 30%. This increase in the income tax rate was primarily due to the completion of several international related tax opportunities during fiscal 2000.


Liquidity and Capital Resources
-------------------------------

In the first three months of fiscal 2001, cash generated from earnings before depreciation and amortization of $3.6 million, and proceeds from the net increase in borrowings of $26.8 million were used primarily to finance the cash portion of the Company's acquisition of Laser Power Corporation for $23.8 million, an investment of $3.6 million in property, plant and equipment, and payment of various compensation costs relating to the Company's fiscal 2000 worldwide profit-driven bonus programs. Cash transactions for the quarter plus cash on hand at the beginning of the fiscal year resulted in a cash position of $4.0 million at September 30, 2000.

On August 23, 2000, the Company announced that its Board of Directors had declared a two-for-one stock split of the Company's common stock in the form of a 100% common stock dividend. The record date was September 5, 2000 and the distribution date was September 20, 2000.
All share and per share amounts included in the Company's consolidated financial statements have been restated to reflect the stock split for all periods presented.

In October 2000, the Company borrowed an additional $4.0 million against its available line of credit of $45.0 million to finance the remaining cash portion of the Laser Power Corporation acquisition, thereby reducing its unused available line of credit to $11.0 million.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2001.


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy. On August 14, 2000, the Company increased its borrowings an additional $25.0 million against its available line of credit, thus increasing the Company's exposure to potential adverse changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $30,000 for the quarter ended September 30, 2000.

This Management's Discussion and Analysis contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors.

There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission on September 27, 2000.

                    PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            21.01   List of Subsidiaries
                    of II-VI Incorporated . . . . . . . Filed herewith.

            27.01   Financial Data Schedule . . . . . . Filed herewith.

        (b) Reports on Form 8-K.

                    On August 9, 2000, the registrant filed a report on Form 8-K for the events dated August 9, 2000, covering Items 2 and 7 thereof.

                    On August 23, 2000, the registrant filed a report on Form 8-K for the events dated August 23, 2000, covering Item 2 and 7 thereof.

                    On August 24, 2000, the registrant filed a report on Form 8-K for the events dated August 14, 2000, covering Item 5 thereof.

                              SIGNATURES
                              -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date: November 14, 2000        By: /s/ Carl J. Johnson
                                       Carl J. Johnson
                               Chairman and Chief Executive Officer




Date: November 14, 2000        By: /s/ Craig A. Creaturo
                                       Craig  A. Creaturo
                                       Treasurer

                              EXHIBIT INDEX
                              -------------




Exhibit No.
-----------

  21.01  List of Subsidiaries
         of II-VI Incorporated. . . . . . . . . . . . .Filed herewith.

  27.01  Financial Data Schedule. . . . . . . . . . . .Filed herewith.