Form 10-Q
period 2000-12-31
II-VI INC
filed 2001-02-14
CIK 820318

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________

to _____________________.


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

       At February 9, 2001, 13,894,128 shares of Common Stock, no par value, of the registrant were outstanding.

                      II-VI INCORPORATED AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX
                                     -----




                                                                                         Page No.
                                                                                        --------
PART 1 - FINANCIAL INFORMATION

       Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets -- December 31, 2000
                  and June 30, 2000.....................................................    3

                  Condensed Consolidated Statements of Earnings -- Three and six months
                  ended December 31, 2000 and 1999......................................    4

                  Condensed Consolidated Statements of Cash Flows - Six months
                  ended December 31, 2000 and 1999......................................    6

                  Notes to Condensed Consolidated Financial Statements..................    7

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................   13

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk
                  (no significant changes since September 30, 2000)



PART II - OTHER INFORMATION


       Item 4.  Submission of Matters to a Vote of Security Holders.....................   16


       Item 6.  Exhibits and Reports on Form 8-K .......................................   17



                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements:
------------------------------------------------------------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                                                                         December 31,           June 30,
                                                                                             2000                 2000
                                                                                       ------------------    ----------------
Assets
Current Assets
     Cash and cash equivalents                                                         $           5,678     $         6,330
     Accounts receivable - net                                                                    21,602              14,202
     Inventories                                                                                  20,390              13,738
     Other current assets                                                                          5,013               2,080
                                                                                       ------------------    ----------------
        Total Current Assets                                                                      52,683              36,350

Property, Plant and Equipment, net                                                                52,342              40,883
Cost in Excess of Net Assets Acquired, net                                                        34,736               1,792
Other Intangible Assets, net                                                                       1,440               1,516
Other Assets                                                                                       4,078               3,690
                                                                                       ------------------   ----------------
                                                                                       $         145,279     $        84,231
                                                                                       =================    ================

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable                                                                              5,006              3,726
     Accrued salaries, wages and bonuses                                                           5,151              4,685
     Income taxes payable                                                                          1,814                222
     Accrued profit sharing contribution                                                             533                812
     Other current liabilities                                                                     6,626              2,526
     Current portion of long-term debt                                                             1,356                 44
                                                                                       ------------------    ---------------
        Total Current Liabilities                                                                 20,486             12,015

Long-Term Debt--less current portion                                                              37,385              5,541

Other Liabilities, primarily deferred income taxes                                                 3,075              3,120

Shareholders' Equity
     Preferred stock, no par value; authorized -
     5,000,000 shares; unissued                                                                        -                   -
     Common stock, no par value; authorized - 30,000,000 shares;
     issued - 14,951,824 shares at December 31, 2000; 13,976,102
     shares at June 30, 2000                                                                      36,922              20,454
     Accumulated other comprehensive income                                                          193                 186
     Retained earnings                                                                            49,128              44,825
                                                                                       ------------------    ----------------
                                                                                                  86,243              65,465

     Less treasury stock, at cost - 1,068,880 shares                                               1,910               1,910
                                                                                       ------------------    ----------------
                                                                                                  84,333              63,555
                                                                                       ------------------    ----------------
                                                                                       $         145,279     $        84,231
                                                                                       ==================    ================


-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                  2000                     1999
                                                                            ------------------       ------------------
Revenues

Net sales:
     Domestic                                                               $          19,696        $           8,256
     International                                                                     10,668                    8,397
                                                                            ------------------       ------------------
                                                                                       30,364                   16,653
Contract research and development                                                       1,374                      221
                                                                            ------------------       ------------------
                                                                                       31,738                   16,874
                                                                            ------------------       ------------------


Costs, Expenses & Other Income

Cost of goods sold                                                                     18,722                    9,476
Contract research and development                                                         642                      168
Internal research and development                                                       1,166                      602
Selling, general and administrative                                                     6,239                    4,208
Interest expense                                                                          837                       94
Other expense (income) - net                                                              543                      (59)
                                                                            ------------------       ------------------
                                                                                       28,149                   14,489
                                                                            ------------------       ------------------

Earnings Before Income Taxes                                                            3,589                    2,385

Income Taxes                                                                            1,246                      715
                                                                            ------------------       ------------------

Net Earnings                                                                $           2,343        $           1,670
                                                                            ==================       ==================

Basic Earnings Per Share                                                    $            0.17        $            0.13
                                                                            ==================       ==================

Diluted Earnings Per Share                                                  $            0.16        $            0.13
                                                                            ==================       ==================




-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                  2000                     1999
                                                                            ------------------       ------------------
Revenues

Net sales:
     Domestic                                                               $          34,338        $          16,792
     International                                                                     21,684                   15,983
                                                                            ------------------       ------------------
                                                                                       56,022                   32,775
Contract research and development                                                       2,429                      297
                                                                            ------------------       ------------------
                                                                                       58,451                   33,072
                                                                            ------------------       ------------------


Costs, Expenses & Other Income

Cost of goods sold                                                                     34,170                   18,704
Contract research and development                                                       1,374                      226
Internal research and development                                                       2,158                    1,225
Selling, general and administrative                                                    12,507                    8,014
Interest expense                                                                        1,174                      179
Other expense (income) - net                                                              610                     (131)
                                                                            ------------------       ------------------
                                                                                       51,993                   28,217
                                                                            ------------------       ------------------

Earnings Before Income Taxes                                                            6,458                    4,855

Income Taxes                                                                            2,155                    1,446
                                                                            ------------------       ------------------

Net Earnings                                                                $           4,303        $           3,409
                                                                            ==================       ==================

Basic Earnings Per Share                                                    $            0.32        $            0.27
                                                                            ==================       ==================

Diluted Earnings Per Share                                                  $            0.31        $            0.26
                                                                            ==================       ==================





-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)


                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                          2000                     1999
                                                                                   -------------------      -------------------
Cash Flows from Operating Activities
     Net earnings                                                                  $            4,303       $            3,409
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                                            3,704                    2,790
       Gain on foreign currency transactions                                                     (220)                    (104)
       Deferred income taxes                                                                      (84)                      (4)
       Increase (decrease) in cash from changes in:
           Accounts receivable                                                                 (1,997)                     210
           Inventories                                                                         (1,505)                  (1,912)
           Accounts payable                                                                     1,207                      366
           Other operating net assets                                                          (3,607)                    (743)
                                                                                   -------------------      -------------------
     Net cash provided by operating activities                                                  1,801                    4,012
                                                                                   -------------------      -------------------

Cash Flows from Investing Activities
     Purchases of businesses                                                                  (27,726)                       -
     Additions to property, plant and equipment                                                (6,794)                  (2,841)
     Investments in unconsolidated businesses                                                       -                   (2,888)
     Disposals of other assets                                                                    121                      750
                                                                                   -------------------      -------------------
     Net cash used in investing activities                                                    (34,399)                  (4,979)
                                                                                   -------------------      -------------------

Cash Flows from Financing Activities
     Proceeds on short-term borrowings, net                                                     6,252                      909
     Increase in long-term borrowings                                                          25,000                        -
     Payments on long-term borrowings                                                             (22)                     (25)
     Proceeds from sale of common stock                                                           382                       71
                                                                                   -------------------      -------------------
     Net cash provided by financing activities                                                 31,612                      955
                                                                                   -------------------      -------------------
     Effect of exchange rate changes on cash and cash equivalents                                 334                      337

Net increase (decrease) in cash and cash equivalents                                             (652)                     325

Cash and Cash Equivalents at Beginning of Period                                                6,330                    5,558
                                                                                   -------------------      -------------------

Cash and Cash Equivalents at End of Period                                         $            5,678       $            5,883
                                                                                   ===================      ===================

Cash paid for interest                                                             $              692       $              258

Cash paid for taxes                                                                $              705       $            1,163

Non-cash transactions:
     Net assets acquired for fair value of common stock                            $           15,469       $                -


-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)


Note A  -   Basis of Presentation
            ---------------------

       The consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2000 Annual Report to shareholders. The consolidated results of operations for the three and six month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The results for the six month period ended December 31, 2000 include five months of operations of the Company's recently acquired Laser Power Corporation subsidiary.

       Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation, including classification of Laser Power Corporation as an investment accounted for under the Equity method.


Note B  -  Inventories

       The components of inventories are as follows ($000):

                                                                                    December 31,                June 30,
                                                                                        2000                      2000
                                                                                 ------------------       --------------------
                 Raw materials                                                   $            5,394        $             3,947
                 Work in progress                                                             9,254                      5,518
                 Finished goods                                                               5,742                      4,273
                                                                                 ------------------        -------------------

                                                                                 $           20,390        $            13,738
                                                                                 ==================        ===================

Note C  -   Property, Plant and Equipment
            -----------------------------

       Property, plant and equipment (at cost) consist of the following ($000):


                                                                                    December 31,                June 30,
                                                                                        2000                      2000
                                                                                 ------------------        -------------------
                 Land and land improvements                                      $            1,652        $             1,528
                 Buildings and improvements                                                  26,498                     21,333
                 Machinery and equipment                                                     57,207                     47,578
                                                                                 ------------------        -------------------
                                                                                             85,357                     70,439

                 Less accumulated depreciation                                               33,015                     29,556
                                                                                 ------------------        -------------------

                                                                                 $           52,342        $            40,883
                                                                                 ===================       ====================


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  -  Debt

       On August 14, 2000, the Company replaced its $15.0 million unsecured line of credit agreement with a $45.0 million secured credit agreement in connection with the Company's acquisition of Laser Power Corporation. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of December 31, 2000 was 8.08%. As of December 31, 2000, the total borrowings under this line of credit of $36.0 million consisted of $25.0 million under the term loan option and $11.0 million under the line of credit option.


Note E  -  Earnings Per Share

       The following table sets forth the computation of earnings per share for the periods indicated:

                                            Three Months Ended December 31,           Six Months Ended December 31,
(000 except per share data)                    2000                 1999                 2000               1999
---------------------------------------------------------------------------------------------------------------------
Net earnings                                  $2,343              $1,670                $4,303              $3,409
Divided by:
     Weighted average shares                  13,838              12,707                13,582              12,700
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                       $0.17               $0.13                $ 0.32              $ 0.27
---------------------------------------------------------------------------------------------------------------------
Net earnings                                  $2,343              $1,670                $4,303              $3,409
Divided by:
     Weighted average shares                  13,838              12,707                13,582              12,700
     Dilutive effect of common stock
         equivalents                             454                 383                   480                 352
---------------------------------------------------------------------------------------------------------------------
     Diluted weighted average common
         shares                               14,292              13,090                14,062              13,052
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                    $ 0.16              $ 0.13                $ 0.31              $ 0.26
---------------------------------------------------------------------------------------------------------------------

Note F  -   Other Comprehensive Income

       The components of comprehensive income were as follows for the periods indicated ($000):


                                           Three Months Ended                    Six Months Ended
                                             September 30,                         December 31,
                                        -----------------------------------------------------------------
                                           2000              1999              2000              1999
---------------------------------------------------------------------------------------------------------
Net income                                $2,343            $1,670            $4,303             $3,409

Foreign currency items                       (10)             (104)                7               (131)
---------------------------------------------------------------------------------------------------------

Comprehensive income                      $2,333            $1,566            $4,310             $3,278
---------------------------------------------------------------------------------------------------------


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued


Note G  -  Segment Reporting

       The Company has three reportable segments: Optical Components, which is an aggregation of the Company's II-VI infrared optics and material products business and the Company's VLOC subsidiary; Radiation Detectors, which is the Company's eV PRODUCTS division; and the Company's Laser Power Corporation subsidiary acquired in fiscal 2001.

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

       The following table summarizes selected financial information of the Company's operations by segment ($000's):



                                                                         Three Months Ended December 31, 2000
                                                       --------------------------------------------------------------------------
                                                            Optical           Radiation         Laser Power
                                                          Components          Detectors         Corporation          Totals
---------------------------------------------------------------------------------------------------------------------------------
     Net revenues                                            $20,867            $2,242            $8,629             $31,738
     Income (loss) from operations                             3,745               (78)            1,302               4,969
     Interest expense                                              -                 -                 -                 837
     Other expense, net                                            -                 -                 -                 543
     Earnings before income taxes                                  -                 -                 -               3,589

     Depreciation and amortization                             1,056               169               819               2,044
     Segment assets                                           79,947             8,342            56,990             145,279
     Capital expenditures                                      2,646                80               434               3,160
     Cost in excess of net assets acquired, net                1,748                 -            32,988              34,736


                                                               Three Months Ended December 31, 1999
                                                     ----------------------------------------------------------
                                                            Optical           Radiation
                                                          Components          Detectors           Totals
---------------------------------------------------------------------------------------------------------------
     Net revenues                                            $15,668            $1,206             $16,874
     Income (loss) from operations                             2,953              (533)              2,420
     Interest expense                                              -                -                   94
     Other (income), net                                           -                -                  (59)
     Earnings before income taxes                                  -                -                2,385

     Depreciation and amortization                             1,212               176               1,388
     Segment assets                                           67,543             8,411              75,954
     Capital expenditures                                      1,471                90               1,561
     Cost in excess of net assets acquired, net                1,836                 -               1,836


II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note G  -   Segment Reporting, Continued


                                                                       Six Months Ended December 31, 2000
                                                  -----------------------------------------------------------------------------
                                                         Optical          Radiation         Laser Power
                                                        Components        Detectors         Corporation           Totals
-------------------------------------------------------------------------------------------------------------------------------
  Net revenues                                            $40,487            $3,861           $14,103             $58,451
  Income (loss) from operations                             7,565              (842)            1,519               8,242
  Interest expense                                           -                   -                -                 1,174
  Other expense, net                                         -                   -                -                   610
  Earnings before income taxes                               -                   -                -                 6,458

  Depreciation and amortization                             2,184               337             1,183               3,704
  Segment assets                                           79,947             8,342            56,990             145,279
  Capital expenditures                                      6,125               120               549               6,794
  Cost in excess of net assets acquired, net                1,748               -              32,988              34,736


                                                            Six Months Ended December 31, 1999
                                                     ----------------------------------------------------
                                                         Optical          Radiation
                                                        Components        Detectors          Totals
---------------------------------------------------------------------------------------------------------
  Net revenues                                            $30,509            $2,563           $33,072
  Income (loss) from operations                             5,808              (905)            4,903
  Interest expense                                            -                 -                 179
  Other (income), net                                         -                 -                (131)

Earnings before income taxes                                  -                 -               4,855

  Depreciation and amortization                             2,439               351             2,790
  Segment assets                                           67,543             8,411            75,954
  Capital expenditures                                      2,649               192             2,841
  Cost in excess of net assets acquired, net                1,836               -               1,836


Note H  - Acquisition of Laser Power Corporation

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

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note H  -  Acquisition of Laser Power Corporation, Continued

    The transaction is being accounted for as a purchase. The excess of the purchase price over the value of net assets acquired will be amortized over 20 years on a straight-line basis. The preliminary purchase price allocation is subject to change when additional information concerning assets, primarily property, plant, and equipment and intangible assets, and liability values is obtained. The results of Laser Power Corporation are included in the Company's consolidated financial statements for the entire three months ended December 31, 2000 and for the two months ended September 30, 2000.

    Pro forma results, as if the acquisition of Laser Power Corporation had occurred at the beginning of the period, are as follows. Results presented for the three months ended December 31, 2000 are shown for comparative purposes only and do not reflect any changes from amounts presented in the consolidated statement of earnings.

                                                               Three Months Ended                    Six Months Ended
                                                                  December 31,                          December 31,
                                                      ---------------------------------------------------------------------
(000 except per share data)                                 2000              1999                2000              1999
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                               $31,738           $25,444             $60,600            $50,699
Net income from continuing operations                        2,343             2,156               4,051              4,438
Net income                                                   2,343             2,156               4,051              3,210

Basic earnings per share:
     Income from continuing operations                       $0.17             $0.16               $0.30              $0.33
     Loss from discontinued operations                           -                 -                   -             ($0.09)
---------------------------------------------------------------------------------------------------------------------------
          Net income                                         $0.17             $0.16               $0.30              $0.24
Diluted earnings per share:
     Income from continuing operations                       $0.16             $0.15               $0.29              $0.32
     Loss from discontinued operations                           -                 -                   -             ($0.09)
---------------------------------------------------------------------------------------------------------------------------
          Net income                                         $0.16             $0.15               $0.29              $0.23

     The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

     Prior year financial statements reflect the adoption of the Equity method in a manner consistent with the accounting for a step-by-step acquisition of Laser Power Corporation. The effect of the restatement was to reclassify all of the Company's investment in Laser Power common stock at June 30, 2000 from an investment accounted for as an Available for Sale Security to an investment accounted for under the Equity method. The effect of the restatement on income for the three and six month periods ended December 31,1999 was immaterial.


  Note I  -  Stock Split

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

Note J  -  New Accounting Pronouncements


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

      The Company recorded the fair value of contracts with a notional amount of approximately $2.2 million as of December 31, 2000 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and recorded the change in the fair value of these contracts in the results of operations as they occur. For the three and six month periods ended December 31, 2000 the change in the fair value of these contracts increased after tax earnings by $51,000 and $39,000, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Net earnings for the second quarter of fiscal 2001 were $2,343,000 ($0.16 per share-diluted) on revenues of $31,738,000. This compares to net earnings of $1,670,000 ($0.13 per share-diluted) on revenues of $16,874,000 in the second quarter of fiscal 2000. For the six months ended December 31, 2000, net earnings were $4,303,000 ($0.31 per share-diluted) on revenues of $58,451,000. This compares with net earnings of $3,409,000 ($0.26 per share-diluted) on revenues of $33,072,000 for the same period last fiscal year.

Order bookings for the second quarter of fiscal 2001 were $38,014,000 compared to $20,024,000 for the same period last fiscal year, an increase of 90%. Bookings for contract research and development for the second quarter of fiscal year 2001 were $1,571,000 compared to $448,000 for the same period last fiscal year. For the quarter, bookings for laser optics and component products, including bookings from telecommunication products of approximately $550,000, increased approximately 25%, bookings for the eV PRODUCTS division increased approximately 30% and the Company recorded bookings from its recently acquired Laser Power Corporation subsidiary of approximately $13,230,000.

Order bookings for the six months ended December 31, 2000 were $67,441,000 compared to $36,856,000 for the same period last fiscal year, an increase of 83%. Bookings for contract research and development for the six months ended December 31, 2000 were $2,668,000 compared to $448,000 for the same period last fiscal year. For the year-to-date, bookings for laser optics and component products, including bookings from telecommunication products of approximately $1,250,000, increased approximately 30%, bookings for the eV PRODUCTS division increased approximately 55%, and the Company recorded bookings from its Laser Power Corporation subsidiary of approximately $19,455,000.

Revenues for the second quarter of fiscal 2001 increased 88% to $31,738,000 compared to $16,874,000 for the same period last fiscal year. For the six months ended December 31, 2000, revenues increased 77% to $58,451,000 from $33,072,000 for the same period last fiscal year. For the quarter, revenues from laser optics and component products, including revenues from telecommunication products of approximately $700,000, increased by approximately 30%, revenues from the eV PRODUCTS division increased by approximately 85%, and the Company recorded revenues from its Laser Power Corporation subsidiary of approximately $8,629,000. For the six months ended December 31, 2000, revenues from laser optics and component products, including revenues from telecommunication products of approximately $950,000, increased approximately 30%, revenues from the eV PRODUCTS division increased approximately 50% and the Company recorded revenues from its Laser Power Corporation subsidiary of approximately $14,103,000.

Manufacturing gross margin for the second quarter of fiscal 2001 was $11,642,000 or 38% of revenues compared to $7,177,000 or 43% of revenues for the same period last fiscal year. For the six months ended December 31, 2000, manufacturing gross margin was $21,852,000 or 39% of revenues compared to $14,071,000 or 43% of revenues for the same period last fiscal year. The reduction in gross margin percentage for the quarter and year-to-date reflects the addition of Laser Power Corporation which has historically lower gross margins than the Company.

Company-funded internal research and development expenses for the second quarter of fiscal 2001 were $1,166,000 or 4% of revenues compared to $602,000 or 4% of revenues for the same period last fiscal year. For the six months ended December 31, 2000, internal research and development expenses were $2,158,000 or 4% of revenues compared to $1,225,000 or 4% of revenues for the same period last fiscal year. The increased expenses for the quarter and year-to-date reflect projects associated with the continued effort to develop our silicon carbide crystal growth technology, nuclear radiation detector development, programs associated with infrared optics and materials development, and ongoing research and development programs at the Company's Laser Power Corporation subsidiary.

Selling, general and administrative expenses for the second quarter of fiscal 2001 were $6,239,000 or 20% of revenues compared to $4,208,000 or 25% of revenues for the same period last fiscal year. For the six months ended December 31, 2000, selling, general and administrative expenses were $12,507,000 or 21% of revenues compared to $8,014,000 or

24% of revenues for the same period last fiscal year. The quarter and year-to-date percentage decreases as compared to the same periods last fiscal year reflect the addition of the Company's Laser Power Corporation subsidiary and revenue improvements from the eV PRODUCTS division and the Company's VLOC subsidiary with limited corresponding increases to selling, general and administrative expenses. The quarter and year-to-date dollar increase over the same periods last fiscal year reflect the addition of the selling, general, and administrative expenses of Laser Power Corporation, increased employment costs associated with new employees and increased payroll expense attributable to the Company's worldwide profit driven bonus programs, increased legal and professional fees resulting from protecting and defending our eV PRODUCTS' trade secrets and increased sales and marketing efforts.

Interest expense for the second quarter of fiscal 2001 was $837,000 compared to $94,000 for the same period last fiscal year. For the six months ended December 31, 2000, interest expense was $1,174,000 compared to $179,000 for the same period last fiscal year. The quarter and year-to-date increase in interest expense are the direct result of additional borrowings in connection with the purchase of Laser Power Corporation.

For fiscal 2001, the Company's year-to-date effective income tax rate is 33% compared to an effective income tax rate of 30% for the same period last fiscal year. This increase in the income tax rate reflects a return to a rate that is closer to the statutory rate and was primarily due to the completion of several international related tax opportunities during fiscal 2000 and changes to state taxation in connection with the Company's acquisition of Laser Power Corporation.


Liquidity and Capital Resources
-------------------------------

In the first six months of fiscal 2001, cash generated from operations of $1.8 million, and proceeds from the net increase in borrowings of $31.2 million were used primarily to finance the cash portion of the Company's acquisition of Laser Power Corporation for $27.7 million, an investment of $6.8 million in property, plant and equipment, and payment of various compensation costs relating to the Company's fiscal 2000 worldwide profit-driven bonus programs. Cash transactions for the first six months of fiscal 2001 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $5.7 million at December 31, 2000.

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

In October 2000, the Company borrowed an additional $4.0 million against its available line of credit of $45.0 million to finance the remaining cash portion of the Laser Power Corporation acquisition.

In November 2000, the Company borrowed an additional $2.0 million against its available line of credit of $45.0 million to liquidate the Laser Power Corporation line of credit arrangement with Wells Fargo Bank, thereby reducing the unused available line of credit to $9.0 million.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2001.


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy. On August 14, 2000, the Company increased its borrowings an additional $25.0 million and for the quarter ended December 31, 2000 increased its borrowings an additional $6.0 million for a total of $31.0 million against its available line of credit, thus increasing the Company's exposure to potential adverse changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $70,000 and $100,000 for the three and six month periods ended December 31, 2000, respectively.

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

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   --------------------------------------------------

On November 3, 2000, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were the election of two directors for terms to expire in 2003 and the ratification of the Board of Directors' selection of Deloitte & Touche LLP as auditors for the fiscal year ending June 30, 2001. Since the record date for the annual meeting preceded the two-for-one common stock split effected on September 20, 2000, all voting was conducted on a pre-stock split basis.

Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 6,583,470. Following is a separate tabulation with respect to each director:

                                      Votes For         Votes Withheld
                                      ---------         --------------
Duncan A.J. Morrison                  6,533,736             49,734
Vincent D. Mattera, Jr.               6,533,736             49,734

The total number of votes cast for the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 2001 was 6,583,470 with 6,569,396 votes for, 9,408 votes against and 4,666 votes abstaining.

There were no broker non-votes on these matters.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------
         (a)  Exhibits.
              --------

                None



         (b)  Reports on Form 8-K.
              --------------------

                  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                                  (Registrant)




Date:    February 13, 2001        By:     /s/ Carl J. Johnson
                                     --------------------------------------
                                             Carl J. Johnson
                                     Chairman and Chief Executive Officer




Date:    February 13, 2001        By:     /s/ Craig A. Creaturo
                                     ---------------------------------------
                                             Craig A. Creaturo
                                                Treasurer