Form 10-Q
period 2001-03-31
II-VI INC
filed 2001-05-14
CIK 820318

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

           For the quarterly period ended March 31, 2001

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from          to          .
          --------    --------


                  Commission File Number:  0-16195


                        II-VI INCORPORATED
      (Exact name of registrant as specified in its charter)

 PENNSYLVANIA                           25-1214948
(State or other                       (I.R.S. Employer
jurisdiction of                      Identification No.)
incorporation or
 organization)

375 Saxonburg Boulevard
      Saxonburg, PA                        16056
 (Address of principal                   (Zip Code)
    executive offices)

Registrant's telephone number, including area code:  724-352-4455

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

At May 11, 2001, 13,903,991 shares of Common Stock, no par value, of the registrant were outstanding.






               II-VI INCORPORATED AND SUBSIDIARIES
               -----------------------------------


                            INDEX
                            -----




                                                        Page No.
                                                        --------

PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets
          - March 31, 2001 and June 30, 2000                   3

          Condensed Consolidated Statements of Earnings
          - Three and nine months ended March 31, 2001
          and 2000                                             4

          Condensed Consolidated Statements of Cash Flows
          - Nine months ended March 31, 2001 and 2000          6

          Notes to Condensed Consolidated
          Financial Statements                                 7


 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations    13


 Item 3. Quantitative and Qualitative Disclosures about Market Risk (Incorporated herein in Item 2. Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations)



PART II - OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K                    16

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
-----------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                          March 31,      June 30,
Assets                                      2001           2000
                                          ---------      --------
Current Assets
  Cash and cash equivalents               $   5,378      $  6,330
  Accounts receivable, net                   22,496        14,202
  Inventories                                20,234        13,738
  Other current assets                        4,427         2,080
                                          ---------      --------
    Total Current Assets                  $  52,535      $ 36,350

Property, Plant and Equipment, net           54,975        40,883
Cost in Excess of Net Assets Acquired, net   33,754         1,792
Other Intangible Assets, net                  1,389         1,516
Other Assets                                  4,339         3,690
                                          ---------      --------
                                          $ 146,992      $ 84,231
                                          =========      ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                            5,394         3,726
  Accrued salaries, wages and bonuses         6,777         4,685
  Income taxes payable                        2,397           222
  Accrued profit sharing contribution           829           812
  Other current liabilities                   5,984         2,526
  Current portion of long-term debt           2,605            44
                                          ---------      --------
    Total Current Liabilities                23,986        12,015

Long-Term Debt--less current portion         33,195         5,541

Other Liabilities, primarily
  deferred income taxes                       3,235         3,120

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares; unissued         -             -
  Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 14,959,765 shares at
  March 31, 2001; 13,976,102 shares at
  June 30, 2000                              36,952        20,454
Accumulated other comprehensive
  income (loss)                                 (29)          186
Retained earnings                            51,563        44,825
                                          ---------      --------
                                             88,486        65,465

Less treasury stock, at cost
  - 1,068,880 shares                          1,910         1,910
                                          ---------      --------
                                             86,576        63,555
                                          ---------      --------
                                          $ 146,992      $ 84,231
                                          =========      ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Three Months Ended
                                                  March 31,
                                            2001           2000
                                          ---------      --------

Revenues

Net sales:
  Domestic                                $  19,335      $  9,212
  International                              11,778        10,026
                                          ---------      --------
                                             31,113        19,238
Contract research and development             1,418           543
                                          ---------      --------
                                             32,531        19,781
                                          ---------      --------


Costs, Expenses & Other Income

Cost of goods sold                           19,814        10,905
Contract research and development             1,033           410
Internal research and development             1,088           744
Selling, general and administrative           6,083         4,933
Interest expense                                657            79
Other expense, net                              180            85
                                          ---------      --------
                                             28,855        17,156
                                          ---------      --------

Earnings Before Income Taxes                  3,676         2,625

Income Taxes                                  1,241           574
                                          ---------      --------

Net Earnings                              $   2,435      $  2,051
                                          =========      ========

Basic Earnings Per Share                  $    0.18      $   0.16
                                          =========      ========

Diluted Earnings Per Share                $    0.17      $   0.15
                                          =========      ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Nine Months Ended
                                                  March 31,
                                            2001           2000
                                          ---------      --------

Revenues

Net sales:
  Domestic                                $  53,673      $ 26,004
  International                              33,462        26,009
                                          ---------      --------
                                             87,135        52,013
                                          ---------      --------
Contract research and development             3,847           840
                                          ---------      --------
                                             90,982        52,853
                                          ---------      --------


Costs, Expenses & Other Income

Cost of goods sold                           53,984        29,609
Contract research and development             2,407           636
Internal research and development             3,246         1,969
Selling, general and administrative          18,590        12,947
Interest expense                              1,831           258
Other expense (income), net                     790           (46)
                                          ---------      --------
                                             80,848        45,373
                                          ---------      --------

Earnings Before Income Taxes                 10,134         7,480

Income Taxes                                  3,396         2,020
                                          ---------      --------

Net Earnings                              $   6,738      $  5,460
                                          =========      ========

Basic Earnings Per Share                  $    0.49      $   0.43
                                          =========      ========

Diluted Earnings Per Share                $    0.48      $   0.42
                                          =========      ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)


                                             Nine Months Ended
                                                  March 31,
                                            2001           2000
                                          ---------      --------

Cash Flows from Operating Activities
  Net earnings                            $   6,738      $  5,460
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization           6,281         3,934
      Loss on foreign currency transactions   1,001            47
      Deferred income taxes                    (146)           80
      Increase (decrease) in cash
       from changes in:
         Accounts receivable                 (4,172)       (1,997)
         Inventories                         (1,299)       (2,634)
         Accounts payable                     1,688           353
         Other operating net assets          (1,031)        1,786
                                          ---------      --------
    Net cash provided by operating
      activities                              9,060         7,029
                                          ---------      --------

Cash Flows from Investing Activities
  Purchases of businesses                   (27,726)            -
  Additions to property, plant
    and equipment                           (10,983)       (5,674)
  Investments in unconsolidated businesses        -        (2,894)
  Disposals of other assets                     132           619
                                          ---------      --------
Net cash used in investing activities       (38,577)       (7,949)
                                          ---------      --------

Cash Flows from Financing Activities
  Proceeds (payments) on short-term
    borrowings, net                           3,473           (91)
  Increase in long-term borrowings           25,000             -
  Payments on long-term borrowings              (32)          (35)
  Proceeds from sale of common stock            413           408
                                          ---------      --------
  Net cash provided by financing
    activities                               28,854           282
                                          ---------      --------

  Effect of exchange rate changes
    on cash and cash equivalents               (289)          301

Net (decrease) in cash and cash equivalents    (952)         (337)

Cash and Cash Equivalents
  at Beginning of Period                      6,330         5,558
                                          ---------      --------

Cash and Cash Equivalents
  at End of Period                        $   5,378      $  5,221
                                          =========      ========

Cash paid for interest                    $   1,459      $    275

Cash paid for taxes                       $   1,492      $  1,163

Non-cash transactions:
  Net assets acquired for
    fair value of common stock            $  15,469      $      -

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A - Basis of Presentation
         ---------------------

The consolidated financial statements for the three and nine month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2000 Annual Report to shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The results for the nine month period ended March 31, 2001 include eight months of operations of the Company's Laser Power Corporation subsidiary.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation, including classification of Laser Power Corporation as an investment accounted for under the Equity method.


Note B - Inventories
         -----------

The components of inventories are as follows ($000):

                              March 31,     June 30,
                                2001          2000
                              ---------     --------

       Raw materials          $   5,469     $  3,947
       Work in progress           9,053        5,518
       Finished goods             5,712        4,273
                              ---------     --------
                              $  20,234     $ 13,738
                              =========     ========


Note C - Property, Plant and Equipment
         -----------------------------

Property, plant and equipment (at cost/valuation) consist of the following ($000):

                              March 31,     June 30,
                                2001          2000
                              ---------     --------

Land and land improvements    $   1,652     $  1,528
Buildings and improvements       26,607       21,333
Machinery and equipment          61,918       47,578
                              ---------     --------
                                 90,177       70,439

Less accumulated depreciation    35,202       29,556
                              ---------     --------
                              $  54,975     $ 40,883
                              =========     ========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued

Note D - Debt
         ----

On August 14, 2000, the Company replaced its $15.0 million unsecured line of credit agreement with a $45.0 million secured credit agreement in connection with the Company's acquisition of Laser Power Corporation. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of March 31, 2001 was 7.93%. As of March 31, 2001, the total borrowings under this line of credit of $33.3 million consisted of $25.0 million under the term loan option and $8.3 million under the line of credit option.


Note E - Earnings Per Share
         ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                              Three Months Ended    Nine Months Ended
                                   March 31,            March 31,
(000 except per share data)    2001        2000      2001       2000
---------------------------------------------------------------------
Net earnings               $  2,435    $  2,051  $  6,738    $  5,460
Divided by:
  Weighted average shares    13,886      12,764    13,684      12,722
---------------------------------------------------------------------
Basic earnings per share      $0.18       $0.16  $   0.49    $   0.43
---------------------------------------------------------------------
Net earnings               $  2,435    $  2,051  $  6,738    $  5,460
Divided by:
  Weighted average shares    13,886      12,764    13,684      12,722
  Dilutive effect of
    common stock equivalents    382         533       447         399
---------------------------------------------------------------------
  Diluted weighted average
    common shares            14,268      13,297    14,131      13,121
---------------------------------------------------------------------
Diluted earnings per share $   0.17    $   0.15  $   0.48    $   0.42
---------------------------------------------------------------------


Note F - Comprehensive Income
         --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                            Three Months Ended    Nine Months Ended
                                 March 31,            March 31,
                              2001        2000      2001       2000
---------------------------------------------------------------------
Net income                  $2,435      $2,051    $6,738     $5,460

Foreign currency
  translation adjustments     (222)         (1)     (215)      (132)
---------------------------------------------------------------------

Comprehensive income        $2,213      $2,050    $6,523     $5,328
---------------------------------------------------------------------

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

The following table summarizes selected financial information of the Company's operations by segment ($000's):


                             Three Months Ended March 31, 2001
                            -----------------------------------
                              Optical      Radiation   Laser Power
                              Components   Detectors   Corporation  Totals
--------------------------------------------------------------------------
Net revenues                  $21,561      $2,541      $8,429       $32,531
Income (loss) from operations   3,587        (169)      1,095         4,513
Interest expense                    -           -           -           657
Other expense, net                  -           -           -           180
Earnings before income taxes        -           -           -         3,676

Depreciation and amortization   1,592         181         804         2,577
Segment assets                 82,922       7,958      56,112        46,992
Capital expenditures            3,757         169         262         4,188
Cost in excess of
  net assets acquired, net      1,726           -      32,028        33,754


                             Three Months Ended March 31, 2000
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------

Net revenues                  $18,052      $1,729        $19,781
Income (loss) from operations   3,305        (516)         2,789
Interest expense                    -           -             79
Other expense, net                  -           -             85
Earnings before income taxes        -           -          2,625

Depreciation and amortization     980         164          1,144
Segment assets                 75,129       8,513         83,642
Capital expenditures            2,773          60          2,833
Cost in excess of
  net assets acquired, net      1,814           -          1,814

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued


Note G - Segment Reporting, Continued
         ----------------------------



                             Nine Months Ended March 31, 2001
                            -----------------------------------
                              Optical      Radiation   Laser Power
                              Components   Detectors   Corporation  Totals
--------------------------------------------------------------------------

Net revenues                  $62,048      $6,402      $22,532      $90,982
Income (loss) from operations  11,152      (1,011)       2,614       12,755
Interest expense                    -           -            -        1,831
Other expense, net                  -           -            -          790
Earnings before income taxes        -           -            -       10,134

Depreciation and amortization   3,776         518        1,987        6,281
Segment assets                 82,922       7,958       56,112      146,992
Capital expenditures            9,882         289          811       10,982
Cost in excess of
  net assets acquired, net      1,726           -       32,028       33,754



                             Three Months Ended March 31, 2000
                            -----------------------------------
                              Optical      Radiation
                              Components   Detectors     Totals
---------------------------------------------------------------

Net revenues                  $48,561      $4,292        $52,853
Income (loss) from operations   9,113      (1,421)         7,692
Interest expense                    -           -            258
Other (income), net                 -           -            (46)
Earnings before income taxes        -           -          7,480

Depreciation and amortization   3,419         515          3,934
Segment assets                 75,129       8,513         83,642
Capital expenditures            5,422         252          5,674
Cost in excess of
  net assets acquired, net      1,814           -          1,814


Note H - Acquisition of Laser Power Corporation
         --------------------------------------

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

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note H - Acquisition of Laser Power Corporation, Continued
         -------------------------------------------------

The transaction is being accounted for as a purchase. The excess of the purchase price over the value of net assets acquired will be amortized over 20 years on a straight-line basis. The preliminary purchase price allocation is subject to change when additional information concerning intangible assets and liability
values is obtained.   All remaining valuation adjustments will be
recorded in the fourth quarter to properly reflect the acquisition of Laser Power in the fiscal year ended June 30, 2001
consolidated financial statements.   The results of Laser Power
Corporation for the three months ended March 31, 2001 and for eight months ended March 31, 2001 are included in the Company's consolidated financial statements.

Pro forma results, as if the acquisition of Laser Power Corporation had occurred at the beginning of the period, are as follows. Results presented for the three months ended March 31, 2001 are shown for comparative purposes only and do not reflect any changes from amounts presented in the consolidated statement of earnings.

                            Three Months Ended    Nine Months Ended
                                 March 31,            March 31,
                            -----------------------------------------
(000 except per share data)    2001      2000       2001      2000
---------------------------------------------------------------------
Net revenues                 $32,531   $27,988    $93,131   $78,687
Net income from
  continuing operations        2,435     2,518      6,486     6,956
Net income                     2,435     2,518      6,486     5,728

Basic earnings per share:
  Income from
    continuing operations      $0.18     $0.18      $0.47     $0.51
  Loss from
    discontinued operations        -         -          -    ($0.09)
---------------------------------------------------------------------
      Net income               $0.18     $0.18      $0.47     $0.42
Diluted earnings per share:
  Income from
  continuing operations        $0.17     $0.18      $0.46     $0.49
     Loss from
       discontinued operations     -         -          -    ($0.09)
 ---------------------------------------------------------------------
        Net income             $0.17     $0.18      $0.46     $0.40


The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Prior year financial statements reflect the adoption of the Equity method in a manner consistent with the accounting for a step-by-step acquisition of Laser Power Corporation. The effect of the restatement was to reclassify all of the Company's investment in Laser Power common stock at June 30, 2000 from an investment accounted for as an Available for Sale Security to an investment accounted for under the Equity method. The effect of the restatement on income for the three and nine month periods ended March 31, 2000 was immaterial.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited),
Continued


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

The Company from time to time purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on a basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded the fair value of contracts with a notional amount of approximately $1.8 million as of March 31, 2001 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and recorded the change in the fair value of these contracts in the results of operations as they occur. For the three and nine month periods ended March 31, 2001 the change in the fair value of these contracts increased net earnings by $50,000 and $89,000, respectively.

To satisfy certain provisions of its line of credit facility, on March 5, 2001 the Company entered into an interest rate collar with a notional amount of $12.5 million. The floating rate option is the one-month LIBOR rate with the cap strike rate of 7.00% and the floor strike rate of 4.02%. The agreement expires March 5, 2002. At March 31, 2001 the one-month LIBOR rate was 5.08%. This agreement was entered into to limit interest rate exposure on one-half of the $25 million term loan. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this collar as an increase or decrease to interest expense in the results of operations. The effect of the interest rate collar on net earnings for the quarter ended March 31, 2001 was immaterial.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the third quarter of fiscal 2001 were $2,435,000 ($0.17 per diluted share) on revenues of $32,531,000. This compares to net earnings of $2,051,000 ($0.15 per diluted share) on revenues of $19,781,000 in the third quarter of fiscal 2000. For the nine months ended March 31, 2001, net earnings were $6,738,000 ($0.48 per diluted share) on revenues of $90,982,000.
This compares with net earnings of $5,460,000 ($0.42 per diluted share) on revenues of $52,853,000 for the same period last fiscal year.

Order bookings for the third quarter of fiscal 2001 were $33,385,000 compared to $23,473,000 for the same period last fiscal year, an increase of 42%. Bookings for contract research and development for the third quarter of fiscal year 2001 were $497,000 compared to $1,902,000 for the same period last fiscal
year.   For the quarter, bookings for laser optics and component
products, including bookings from telecommunication products of approximately $1,400,000, decreased approximately 10%, bookings for the eV PRODUCTS division increased approximately 55% and the Company recorded bookings from its recently acquired Laser Power Corporation subsidiary of approximately $11,640,000.

Order bookings for the nine months ended March 31, 2001 were $100,826,000 compared to $60,329,000 for the same period last fiscal year, an increase of 67%. Bookings for contract research and development for the nine months ended March 31, 2001 were $3,326,000 compared to $2,350,000 for the same period last fiscal
year.   For the year-to-date, bookings for laser optics and
component products, including bookings from telecommunication products of approximately $2,650,000, increased approximately 15%, bookings for the eV PRODUCTS division increased approximately 55%, and the Company recorded bookings from its Laser Power Corporation subsidiary of approximately $31,095,000.

Revenues for the third quarter of fiscal 2001 increased 64% to $32,531,000 compared to $19,781,000 for the same period last fiscal year. For the nine months ended March 31, 2001, revenues increased 72% to $90,982,000 from $52,853,000 for the same period last fiscal year. For the quarter, revenues from laser optics and component products, including revenues from telecommunication products of approximately $850,000, increased by approximately 20%, revenues from the eV PRODUCTS division increased by approximately 50%, and the Company recorded revenues from its Laser Power Corporation subsidiary of approximately $8,429,000. For the nine months ended March 31, 2001, revenues from laser optics and component products, including revenues from telecommunication products of approximately $1,800,000, increased approximately 30%, revenues from the eV PRODUCTS division increased approximately 50% and the Company recorded revenues from its Laser Power Corporation subsidiary of approximately $22,532,000.

Manufacturing gross margin for the third quarter of fiscal 2001 was $11,299,000 or 36% of revenues compared to $8,333,000 or 43% of revenues for the same period last fiscal year. For the nine months ended March 31, 2001, manufacturing gross margin was $33,151,000 or 38% of revenues compared to $22,404,000 or 43% of revenues for the same period last fiscal year. The reduction in gross margin percentage for the quarter and year-to-date reflects the addition of Laser Power Corporation and more sales being generated from the eV PRODUCTS division which has lower gross margins than other II-VI businesses.

Company-funded internal research and development expenses for the third quarter of fiscal 2001 were $1,088,000 or 3% of revenues compared to $744,000 or 4% of revenues for the same period last fiscal year. For the nine months ended March 31, 2001, internal research and development expenses were $3,246,000 or 4% of revenues compared to $1,969,000 or 4% of revenues for the same period last fiscal year. The increased expenses for the quarter and year-to-date reflect projects associated with the continued effort to develop silicon carbide crystal growth technology, nuclear radiation detector development, programs associated with materials development in both the infrared and telecommunication markets, and ongoing research and development programs at the Company's Laser Power Corporation subsidiary.

Selling, general and administrative expenses for the third quarter of fiscal 2001 were $6,083,000 or 19% of revenues compared to $4,933,000 or 25% of revenues for the same period last fiscal year. For the nine months ended March 31, 2001, selling, general and administrative expenses were $18,590,000 or 20% of revenues compared to $12,947,000 or 24% of revenues for the same period last fiscal year. The quarter and year-to-date percentage decreases as compared to the same periods last fiscal year reflect the addition of the Company's Laser Power Corporation subsidiary and revenue improvements from the eV PRODUCTS division and the Company's VLOC subsidiary with limited corresponding increases to selling, general and administrative expenses. The quarter and year-to-date dollar increase over the same periods last fiscal year reflect the addition of the selling, general, and administrative expenses of Laser Power Corporation, increased employment costs associated with new employees and increased payroll expense attributable to the Company's worldwide profit driven bonus programs, increased legal and professional fees resulting from protecting and defending eV PRODUCTS' trade secrets and increased sales and marketing efforts.

Interest expense for the third quarter of fiscal 2001 was $657,000 compared to $79,000 for the same period last fiscal year. For the nine months ended March 31, 2001, interest expense was $1,831,000 compared to $258,000 for the same period last fiscal year. The quarter and year-to-date increase in interest expense are the direct result of additional borrowings in connection with the purchase of Laser Power Corporation.

For fiscal 2001, the Company's year-to-date effective income tax rate is 33.5% compared to an effective income tax rate of 27.0% for the same period last fiscal year. This increase in the income tax rate reflects a return to a rate that is closer to the statutory rate and was primarily due to the completion of several international related tax opportunities during fiscal 2000 and changes to state taxation in connection with the Company's acquisition of Laser Power Corporation.


Liquidity and Capital Resources
-------------------------------

In the first nine months of fiscal 2001, cash generated from operations of $9.1 million, and proceeds from the net increase in borrowings of $28.3 million were used primarily to finance the cash portion of the Company's acquisition of Laser Power Corporation for $27.7 million, an investment of $11.0 million in property, plant and equipment, and payment of various compensation costs relating to the Company's fiscal 2000 worldwide profit-driven bonus programs. Cash transactions for the first nine months of fiscal 2001 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $5.4 million at March 31, 2001.

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

In October 2000, the Company borrowed $4.0 million against its available line of credit of $45.0 million to finance the remaining cash portion of the Laser Power Corporation acquisition.

In November 2000, the Company borrowed $2.0 million against its available line of credit of $45.0 million to liquidate the Laser
Power Corporation line of credit arrangement with Wells Fargo
Bank.

During the third quarter of fiscal 2001, the Company paid down
$2.7 million against its available line of credit of $45.0 million using cash generated from operations, thereby increasing the unused available line of credit to $11.7 million.

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

For the quarter ended September 30, 2000, the Company increased its borrowings an additional $25.0 million. For the quarter ended December 31, 2000, the Company increased its borrowings an additional $6.0 million. For the quarter ended March 31, 2001, the Company repaid $2.7 million of these borrowings. As such, the Company has increased its exposure to potential adverse changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $85,000 and $185,000 for the three and nine month periods ended March 31, 2001, respectively.

To satisfy certain provisions of its line of credit facility relating to mitigating interest rate risk, on March 5, 2001 the Company entered into an interest rate collar with a notional amount of $12.5 million. See Note J of the Notes to Condensed Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   ---------------------------------

         (a)  Exhibits.

              No updates to exhibits since 10-K filing for the year ended June 30, 2000.


         (b)  Reports on Form 8-K.

		  None

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date: May 14, 2001            By:    /s/ Carl J. Johnson
                                       Carl J. Johnson
                                        Chairman and
                                   Chief Executive Officer




Date: May 14, 2001            By:   /s/ Craig A. Creaturo
                                     Craig A. Creaturo
                                        Treasurer