Form 10-K
period 2001-06-30
II-VI INC
filed 2001-09-27
CIK 820318

FORM 10-K


                              United States

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the fiscal year ended June 30, 2001

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from
               to           .
     ---------    ---------

                       Commission File Number:  0-16195

                             II-VI INCORPORATED
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                  25-1214948
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

   375 Saxonburg Boulevard
       Saxonburg, PA                                      16056
    (Address of principal                               (Zip code)
     executive offices)

    Registrant's telephone number, including area code: 724-352-4455

    Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value.

                    Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                       []

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 10, 2001, was approximately $201,000,000 based on the closing sale price reported on the Nasdaq National Market for September 10, 2001. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 12, 2001, was 13,914,283. All share and per share information included in this Form 10-K reflects the two-for-one stock split effected on September 20, 2000.

                   Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Parts I, II and IV hereof.

Portions of the Proxy Statement for the 2001 Annual Meeting of
Shareholders are incorporated by reference into Part III hereof.

                                  PART I

ITEM 1.  BUSINESS

Introduction

     II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries, II-VI Worldwide, Incorporated, II-VI Delaware, Incorporated, II-VI Japan Incorporated, II-VI Singapore Pte., Ltd., VLOC Incorporated, II-VI Optics (Suzhou) Co. Ltd., II-VI International Pte., Ltd., II-VI U.K. Limited, and Laser Power Corporation and its wholly-owned subsidiaries EMI Acquisition Corporation; Exotic Materials, Incorporated; Exotic Electro-Optics; Laser Power Optics de Mexico S.A. de C.V.; Laser Power Europe N.V.; and Laser Power FSC, Ltd.. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated."

     II-VI develops, manufactures and markets high technology materials and derivative products for precision use in industrial, medical, telecommunications, military and aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection, military and telecommunication components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical products to the heart of our customer's assembly lines for products such as high power laser material processing systems, fiber-optic telecommunication transmitters and receivers, military fire control and missile guidance, and advanced medical x-ray systems. We believe we are a market leader for high power carbon dioxide (CO2) and Yttrium Aluminum Garnet (YAG) laser optical elements, military infrared optical components, and x-ray and gamma-ray instrumentation for the nuclear radiation industry. The majority of our revenues are attributable to the sale of optical components for the industrial laser processing industry.

Information Regarding Market Segments and Foreign Operations

     Our business comprises three segments: (i) the design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared, near-infrared and visible-light instrumentation, (ii) the manufacture and marketing of x-ray and gamma-ray instrumentation and (iii) the Company's Laser Power Corporation subsidiary acquired in fiscal 2001.

     Financial data regarding our revenues, results of operations, industry segments and international sales for our last three fiscal years is set forth in, and incorporated herein by reference to, our Consolidated Statements of Earnings on page 23 of the II-VI Incorporated 2001 Annual Report (the "Annual Report") and Note J to the Company's Consolidated Financial Statements on pages 36 and 37 of the Annual Report.

General Description of Business

     We develop, manufacture and market high technology materials and derivative products for precision use in industrial, medical, telecommunications, military and aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection, military and telecommunication components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical products to the heart of our customer's assembly lines for products such as high power laser material processing systems, fiber-optic telecommunication transmitters and receivers, military fire control and missile guidance and advanced medical x-ray systems. We believe we are a market leader for high power (CO2) and YAG laser optical elements, military infrared optical components, and x-ray and gamma-ray detectors for the nuclear radiation industry.

     Our United States production operations are located in Pennsylvania, Florida and California and our international production operations are based in Singapore, China, Mexico and Belgium. In addition to sales offices at each of our manufacturing sites, as well as, in Iowa, California and Massachusetts, we have sales and marketing subsidiaries in Japan and the United Kingdom. Approximately 37% of our revenues are for product sales outside of the United States.

     Our products are key optical and optoelectronic components used in the laser, military, nuclear radiation detection, and telecommunication industries.

     - Our laser-related products include laser gain materials for solid-state lasers and many of the high precision optical elements used to focus and direct laser beams to target or work surfaces. The majority of our laser products require advanced optical materials that are internally produced. Our vertical integration from material growth, through fabrication and thin-film coating provides us with a significant competitive advantage.

     - Our military infrared products include, targeting and navigation systems that utilize advance optical materials. The vertical integration of our manufacturing processes for these military applications provide us with a significant competitive advantage.

     - Nuclear radiation detector products are based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These detectors are attractive to customers due to the increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

     - New products have been recently introduced for the telecommunications industry. These products, which are building blocks for next generation optical networks, demand the high precision and rigid metrology core competencies that have been developed for our laser product lines.

     We are at the forefront of advanced material growth research, development and high volume production. Over the past four years we have expanded our material growth development to include single crystal Silicon Carbide (SiC) for use in blue and green Light Emitting Diodes
(LEDs), diode lasers and high performance electronics. Significant progress has been made in this relatively short development period and at the present time we are working closely with potential customers to qualify and further develop our products.

Our Markets

     Our business is comprised of five markets:

     1) Design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared, near infrared and visible light lasers and instrumentation by our II-VI business units and VLOC subsidiary.

     2) Manufacture and marketing of x-ray and gamma-ray solid-state radiation detectors and components for medical, industrial, environmental and scientific instruments by our eV PRODUCTS division.

     3) Design, manufacture and marketing of infrared products for military applications and optical and electro-optical component devices for infrared lasers by our Laser Power
         Corporation subsidiary acquired in fiscal 2001.

     4) Production of micro-fabricated and micro-assembled devices for telecommunications.

     5) Development of single crystal growth and fabrication of Silicon Carbide (SiC) substrates for use in the manufacture of high temperature electronics and blue and green high brightness LEDs.

     Our reportable segments, in accordance with Statement of Financial Accounting Standards No. 131, ''Disclosures About Segments of an Enterprise and Related Information,'' currently are optical components (which encompasses markets 1, 4 and 5 above), radiation detectors (which is market 2 above) and the Company's Laser Power Corporation subsidiary (which is market 3 above).

     Laser Components Market. In recent years, increases in laser component consumption have been driven by continued worldwide proliferation of laser processing applications. Manufacturers are seeking solutions to increasingly complex demands for quality, precision, speed, throughput, flexibility, automation and cost control. High power CO2 and YAG lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat treating, and marking applications. For example, automobile manufacturers use lasers to facilitate rapid prototyping, production simplification, efficient sequencing, and computer control on high throughput production lines. Manufacturers of recreation vehicles, motorcycles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexibility, high consistency, reduced post processing and lower costs. Furniture manufacturers utilize lasers to provide easily reconfigurable, low-distortion, low-cost prototyping and production capabilities that facilitate the manufacturing of customer specified designs. On high-speed processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

     We provide optical elements and components for both CO2 and YAG laser systems. In addition to use by original equipment manufacturers
(OEMs), a replacement part aftermarket exists in support of an estimated current worldwide installed base of over 100,000 industrial YAG and CO2 lasers.

     Solid-State Radiation Detection Market. Solid-state radiation detectors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging or industrial gauging equipment. In an increasing number of applications, the use of gamma- or x-ray radiation enables more rapid and accurate measurement of medical conditions or industrial quality than can be observed by other methods. Solid-state detectors based on CdZnTe are making inroads against older, more established technologies such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. CdZnTe detectors have already been substituted for the older technologies in applications where increased accuracy, simpler operation, portability and lower cost are required. CdZnTe is beginning to enable new medical and industrial applications not feasible with the older technologies and is used routinely in cancer probes, bone densitometry systems and process control instruments.

     We believe the annual market for all solid-state radiation detectors is currently over $250 million and growing at 10% per year. Digital radiography (the recording of digital x-ray images) represents the largest market segment followed in order by nuclear medicine (the detection or imaging of radioactively tagged materials in the body), industrial gauging, radiation monitoring and nuclear safeguards/non-
proliferation.    Presently, we believe that the CdZnTe addressable
market has grown to over $50 million of the over $250 million solid-state radiation detector market.

     During the next several years, the performance of CdZnTe and other solid-state detectors will be improved through additional research and development, creating the potential for digital imaging to replace x-ray film in a myriad of traditional radiography applications.

     We believe that the market for CdZnTe detectors and imagers will grow faster than the overall market rate of 10% because of several factors, including:

     - the strong migration toward ''film-less'' detection methods that enable the direct recording of digital images or videos which can be stored, recalled and transmitted via the Internet;

     - the desire for lower radiation dosage;

     - the desire for simpler and safer operation at room temperature;

     - the increasing requirement that equipment be ''intrinsically safe'' in environments where a spark might start a fire;

     - the general trend towards equipment miniaturization; and

     - the need to inspect, document and control quality at additional points within the manufacturing process in a wide range of industries; for example, the measurement and control of film thickness during the painting of automobile bodies.

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

     Military Infrared Optics Market. The military infrared optics market is comprised of a demand for several critical products primarily windows, window assemblies and domes. Windows and window assemblies are utilized in thermal imaging systems that provide night vision, targeting, and navigation systems. These systems are installed in various platforms, including ground vehicles, helicopters and fixed-wing aircraft. Domes are utilized as a protective cover for infrared guided missiles. Missile sizes range from small, man-portable designs to larger designs mounted on ground vehicles, helicopters and fixed-wing aircraft. These infrared optics products are sold primarily to the U.S. government and its prime contractors for use in night vision, thermal imaging and guidance systems.

     Currently, the demand for military optics is being driven by upgrades to existing platforms such as the F-16 and F-18 fighter aircraft and the introduction of high performance/lower cost mid-wave infrared sensors. This complements the current market of long-wave infrared optical products that we have traditionally produced while providing additional growth. Demand for mid-wave infrared optical components from materials such as sapphire, ALON and Spinel will likewise increase to meet this demand.

     The U.S. government is directing several research and development programs to field defensive anti-missile systems using laser technology. These programs include the Air Borne Laser (ABL) and Space Borne Laser (SBL) programs. These programs require high performance coatings that must withstand extremely high laser energies and must be reliably coated onto large aperture optics including windows, domes and mirrors. Funding for these programs is increasing and is likely to play a much larger role in the defense budget in coming years. Soon ground-based laser energy projection systems will receive additional funding to further the development of the Starfire Optical Range (SOR) and the Nd:YAG lasers used in those systems.

     Telecommunications Components. In recent years increases in demand for multimedia information, entertainment, and voice and data communications have resulted in a corresponding increase for greater bandwidth. This has resulted in an increase in fiber-optic network deployment, which subsequently has created increased demand for precision telecommunication optical components.

     Optical and opto-electronic materials are fabricated into telecommunication elements such as:

     - Waveplates
     - Air Gap Etalons
     - Prisms
     - Mirror Blocks
     - Filter Taps
     - Polarization Rotators

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

     Silicon Carbide Electronic Materials Market. Silicon carbide is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities in applications that are rapidly emerging at the high-performance end of the optoelectronic, telecommunication, power distribution and transportation markets. Silicon carbide has certain inherent physical and electronic advantages over competing materials such as silicon and gallium arsenide, including the ability to operate at up to 400 degrees Centigrade (750 degrees Fahrenheit) and the capability to conduct heat away from operating devices up to twice as fast. Typically, either silicon carbide or gallium nitride layers are deposited on a silicon carbide or alternative substrate and desired optoelectronic or electronic devices are fabricated in the resulting material structure. Silicon carbide based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices while gallium nitride based structures are already standard in the manufacture of blue and green light emitting diodes and blue laser diodes.

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

Our Strategy

     Our strategy is to build businesses with world-class, high technology materials capabilities at their core. The following current business activities follow this model: CO2 and infrared optics based on Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS), near infrared and visible laser components based on YAG and Yttrium Lithium Fluoride
(YLF), and solid-state radiation detectors based on CdZnTe. Consistent with this strategy, our initiative to enter the optoelectronic and electronic substrates business is predicated on the establishment of Silicon Carbide (SiC) capabilities. In every case, we subsequently manufacture precision parts and components from these materials using established but evolving expertise in low damage surfacing and micro fabrication, thin-film coating, and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. In addition, industry leading product quality and delivery performance allows us to achieve comparatively high operating margins in major segments of our business. We intend to capitalize on the execution of this proven model and continually gain market share for laser optics and components, telecommunication devices, solid-state radiation detectors, and optoelectronic/electronic materials and substrates.

     - Continue Investment to Gain CO2 and YAG Market Share Worldwide. We continually invest in our manufacturing operations worldwide to increase production capacity.

     - Enhance Our Reputation as a Worldwide Quality and Customer
       Service Leader.   We are committed to understanding our
       customers' needs and exceeding their expectations. We have established ourselves as a consistent high quality supplier of components into our customers' assembly lines. In many cases we deliver on a just in time (JIT) basis. We believe our on-time delivery record and product return rates are the best in the industries we serve. Our quality mission statement is, ''We pledge to exceed our internal and external customer requirements through employee dedication to continuous improvement.''

     - Pursue Strategic Acquisitions and Alliances.   Some of the
       markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will pursue strategic acquisitions and alliances with companies whose products or technologies compliment our current products, expand our market coverage, increase our addressed market or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve.

     - Pursue Military Infrared Systems Programs.   We believe our
       Laser Power Corporation subsidiary is a leading supplier of optics for military infrared systems. The Exotic Electro-Optics
       (EEO) subsidiary of Laser Power Corporation is committed to capturing new military contracts and currently has significant contracts in place with every major military prime contractor. The recent completion of our Large Optics Coating Facility
       (LOCF) will enable us to pursue the increased U.S. government defense funding for programs directed towards defensive anti-missile systems using laser technology. This facility is unique in the industry placing itself as one of the few coating laboratories to provide high performance coatings that must withstand extremely high laser energies. Laser Power has several proprietary coatings that are the enabling technology for these systems.

     - Continue Extension of Technology Leadership in the Gamma- and X-
       ray Detector Field.   We believe our eV PRODUCTS division is the
       leader in the manufacture of solid-state gamma- and x-ray detector devices and components. Cadmium Zinc Telluride (CdZnTe) handheld probes in the medical field allow the introduction of new cancer location techniques. CdZnTe based imaging arrays are being introduced in nuclear medicine. CdZnTe is being developed for direct read digital radiography, which will allow a physician to view relevant parts of the body in real time using a fraction of the x-ray dose required with film. Our eV PRODUCTS division is working on these medical applications with market leaders worldwide. The high pressure Bridgman growth process for producing CdZnTe is a materials expertise unique to the Company.

     - Utilize Proven Materials Growth Expertise to Perfect Silicon
       Carbide (SiC).   We are a proven provider of hard to grow
       materials and opto-electronic crystals. We intend to leverage our skills and experiences in commercially producing ZnSe, ZnS, CdZnTe, YAG and YLF to move rapidly forward with our SiC development program. We intend to gain market share and become the reliable second source of SiC substrates to the worldwide marketplace in the next three years. We will utilize our low damage fabrication experience and exacting metrology in achieving this position.

     - Extend Proven Fabrication, Thin-Film Coating, Assembly and Exacting Metrology Capabilities to Telecommunications
       Components.   We are a respected supplier of waveplates,
       etalons, frequency doublers and other highly precise components to the YAG laser and related markets. We have recently extended our high accuracy fabrication, thin-film coating, assembly and exacting metrology expertise to the manufacture of the passive components such as: micro-waveplates, miniature air-gap etalons and micro-prisms that are critical to the performance of the receivers, transmitters and add-drop modules being deployed in the rapid expansion of fiber optic networks. We have established a stand-alone facility in Florida for the production of telecommunications products and will closely monitor market place demand positioning ourselves to enable us to respond quickly to changes in market place demand.

Our Products

     Our products include optical, optoelectronic and electronic materials, devices and components for use in laser, detection, military telecommunication and advanced electronic and optoelectronic applications. These products are sold to laser system manufacturers and end-users, military laser system and defense suppliers manufacturers of nuclear radiation detection systems and component suppliers to the telecommunications, optoelectronic and electronic industries.

     Laser Components. We supply a broad line of precision optical components such as lenses, waveplates, and mirrors to the CO2 laser market. CO2 lasers are used in a wide variety of industrial processes including cutting, welding, drilling, marking and heat treating of materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. CO2 lasers are also used in cosmetic and invasive medical surgery. Our precision optical components are used to regulate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as ZnSe, Copper, Silicon and Germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We are the largest manufacturer in the world of ZnSe providing us with a significant cost advantage. We believe our ZnSe production capability, high precision fabrication operations and proprietary thin-film coating technology has earned us a reputation as the quality leader in this world market.

     Additionally, we supply replacement optics (under the trade name of INFRAREADY) (trademark) and refurbishing services to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain efficient laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide.

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

     Solid-State Radiation Detectors. We design, manufacture and market CdZnTe room temperature, solid-state radiation detectors combined with custom designed low noise front-end electronics. New and expanding applications in industry, medicine and research are fueling increased demand for our products. Our solid-state CdZnTe nuclear radiation detectors are attractive because of their reduced size, improved ruggedness, and lower voltage requirements as compared to traditional detectors based on scintillator/photomultiplier or cooled germanium technologies.

     CdZnTe-based imaging arrays can be used in both nuclear medicine (internally emitted gamma-rays) and radiography (x-rays from an external source). In nuclear medicine, CdZnTe makes feasible a new generation of gamma cameras, offering much improved position sensitivity and the ability to produce images using lower doses of injected radioactivity. In radiography, higher density CdZnTe can provide much improved sensitivity to the higher x-ray energies used in some of the newer diagnostic techniques. Direct-read digital radiography cameras are being developed which, if successful, will allow the physician to view the relevant part of the body in real time, reducing the time required for diagnosis.

     Military Infrared Optics. We produce optics for military infrared systems including thermal imaging, night vision, targeting, and navigation systems. These optics comprise missile domes, electro-optical windows and assemblies and imaging lenses and filters. Our precision optical products utilize optical materials consisting of zinc selenide, zinc sulfide, germanium, silicon, sapphire, AMTIR, ALON, and Spinel. The vertical integration of our manufacturing gives us a unique capability to design, fabricate, coat, and assemble these complex systems in-house. These products are currently utilized on the M1 tank, Bradley fighting vehicle, Apache Helicopter, F-14, F-16, A-6 military aircraft, and others as well as future platforms including the Comanche Helicopter and Joint Strike Fighter (JSF).

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

     We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2001 we employed 142 people in research, development and engineering functions. Ninety-two of our employees are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

     During the past year, we have made focused investments in:

     - Silicon Carbide Substrate Technology:   We presently have
       several crystal growth furnaces producing silicon carbide ingots at our Pennsylvania manufacturing facility. In addition, ingot slicing and substrate polishing facilities are in place and qualification products are being sampled to key customers.

     - Large Diameter YAG Manufacturing:   Our research and development
       activities in this area are focused on producing materials that will accelerate the evolution of kilowatt-class YAG lasers. Achievements in process control and reliability are rapidly transferred into production at our New Port Richey, Florida manufacturing facility, largely due to effective teamwork and crossover between our development and manufacturing personnel.

     - Telecommunication Device Development:   We have developed
       microfabrication, thin-film coating and metrology techniques to enable the manufacture of several new devices of high interest to telecommunication customers.

     - High Performance CdZnTe Materials:   The marketplace success of
       eV PRODUCTS depends on our capability and capacity to produce radiation detectors with ever-higher sensitivity, resolution and efficiency at lower cost. Key advancements have been achieved and will continue to be sought in the production of larger single crystal ingots as well as in the fabrication techniques for the manufacture of monolithic arrays of closely spaced detectors. As improved performance is indicated, new applications and market potential are opened to CdZnTe products.

     The development of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions and trade secret laws to protect our proprietary rights. We intend, however, to protect our rights when they are, in our view, infringed.

     Research, development and engineering expenditures were $8,118,000, $4,040,000 and $3,358,000 for the fiscal years ended June
30, 2001, 2000 and 1999, respectively. For these same periods, the customer and government funded portions of these expenditures were $5,083,000, $1,651,000 and $1,436,000.

Marketing and Sales

     We market our products through a direct sales force in North America, Japan, Southeast Asia, Belgium and the UK, and through representatives and distributors elsewhere in Europe, Asia, and South America. Our market strategy is focused on building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in the laser component market places.

     Each of our product lines is responsible for their own worldwide marketing and sales functions, as follows:

     1) The laser component businesses share many common customers and sell through our subsidiaries II-VI Japan and II-VI UK as well as through a common distributor in most of Europe.

     2) The Laser Power Corporation subsidiary marketing and sales responsibility is handled through a direct sales force in the United States and Belgium as well as through its distributors primarily in Japan and Europe.

     3) The eV PRODUCTS marketing and sales initiative is handled through a direct sales force in the US coupled with manufacturers' representatives. An array of distributors and representatives are used throughout the rest of the world.

     4) The telecommunications business unit shares its marketing with our VLOC subsidiary.

     5) The management and technical staff work closely with potential customers providing samples and deliverable products from our wide band gap wafer materials activities in SiC.

     Our sales force develops close relationships with our OEM customers worldwide. All divisions actively market their products through targeted mailings, telemarketing, select advertising and attendance at trade shows. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers' systems. As of June 30, 2001, we employed 64 individuals in sales, marketing and support.

Manufacturing Technology and Processes

     A majority of the products we produce depend on our ability to manufacture difficult optical, opto-electronic or electronic materials. The table below shows these key materials and the processes used to produce them.

Product Line            Materials Produced   Growth Process Utilized
--------------------    ------------------   --------------------------

- Laser Components      ZnSe and ZnS         Chemical Vapor Deposition
- Laser Components      YAG and YLF          Czochralski
- SolidState Detectors  CdZnTe               High Pressure Bridgman and
                                               Conventional Bridgman
- SiC Substrates         SiC                  Physical Vapor Transport
                                               and Axial Gradient
                                               Transport

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

Sources of Supply

     The major raw materials we use are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. We produce virtually all of our Zinc Selenide requirements internally, although small quantities of Zinc Selenide may be purchased from outside vendors from time to time. We also purchase Zinc Sulfide, Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics. We purchase Thorium Fluoride and other materials for use in optical fabrication and coating processes. There are more than two external suppliers for all of the above materials except for Zinc Selenide, Zinc Sulfide, Hydrogen Selenide and Thorium Fluoride, for each of which there is only one proven source of merchant supply. For most materials, we have entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

Customers

     Our customer base for our laser component products consists of over 5,000 customers worldwide.

     The three main groups of customers for our laser component products are as follows:

     - Leading original equipment manufactures and system integrators of high power industrial, medical and military laser systems,

     - Laser end users who require replacement optics for their existing laser systems, and

     - Scientific and military customers, including the U.S. military and its allies, for use in advanced targeting, navigation and infrared imaging systems.

     For our solid-state radiation detector products, our customers are manufacturers of equipment and devices for industrial process control, nuclear medicine, x-ray imaging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics. We are currently dependent on a limited number of key customers for this product line.

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

Competition

     We believe that we are a leading producer of products and services in our addressed markets. In the area of commercial infrared laser optics and materials, we believe we are an industry leader. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to every major military prime contractor. We are a leading supplier of CdZnTe substrates and devices for x-ray and gamma-ray detectors and components. We are a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, medical and industrial laser manufacturers.

     We compete on the basis of product quality, delivery time, strong technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

     We have a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe is a division of Rohm and Haas Co. The competitors producing infrared and CO2 laser optics include Coherent in the United States and Sumitomo in Japan, as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include the Litton Airtron Division of Litton Industries and a division of Saint-Gobain. Competing producers of infrared optics for military applications are in-house fabrication and thin film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of CdZnTe and CdZnTe detectors include Acrorad in Japan and Imarad in Israel.

     In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that may compete with our products. The market for the nuclear radiation detector materials is in its infancy and could be affected by competing technologies.

Bookings and Backlog

     We define our bookings during a fiscal period as incoming orders believed to be deliverable to customers in the next twelve months net of any order cancellations. Certain long-term research and development contracts exceeding twelve-month may be booked in their entirety, but in no event would exceed twenty-four months. For the year ended June 30, 2001, our bookings were $132.7 million compared to bookings of $83.0 million for the year ended June 30, 2000. We believe that the increase in bookings reflects continued acceptance of our products over competing technologies and vendors and shows that our customers desire our high quality products delivered in a timely manner and the acquisition of Laser Power Corporation.

     We define our backlog as customer orders available for shipment in the next twelve months and certain long-term research and development contracts not exceeding twenty-four months as of the end of the fiscal period. As of June 30, 2001, our backlog was $44.7 million compared to $27.2 million at June 30, 2000. The increase in backlog is primarily reflective of higher bookings during fiscal year 2001 and the acquisition of Laser Power Corporation.

Employees

     As of June 30, 2001, we employed 1,158 persons worldwide. Of these employees, 142 were engaged in research, development and engineering, 800 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. None of our employees are covered by a collective bargaining agreement, and we have never experienced any work stoppages. We have a long-standing policy of encouraging active employee participation in selected areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

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

     We hold six registered trademarks: the II-VI INCORPORATED (trademark) name; INFRAREADY OPTICS (trademark) for replacement optics for industrial CO2 lasers; EPIREADY (trademark) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS (trademark) for products manufactured by our eV PRODUCTS division; LASER POWER CORPORATION (trademark) name; MP-5 (trademark) for low absorption coating technology. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.

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

International Sales Account for a Significant Portion of Our Revenues

     Sales to customers in countries other than the United States accounted for approximately 37%, 49% and 47% of revenues during the years ended June 30, 2001, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore and China and maintain direct sales offices in Japan, the UK and Belgium. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular, although our international sales, other than in Japan, Belgium and the UK, are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations through forward exchange agreements. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation in the dollar/yen currency exchange rate.

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

We May Expand Product Lines and Markets by Acquiring Other Businesses

     Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. In fiscal 1995 we acquired the Virgo Optics Division of Sandoz Chemicals Corporation. In fiscal 1996 we acquired Lightening Optical Corporation. Subsequently, these acquisitions were combined to form our VLOC subsidiary. In fiscal 2001 we acquired Laser Power Corporation.

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

Exposure to Government Markets

     With the acquisition of Laser Power Corporation, sales to customers in the defense industry have increased. These customers in turn generally contract with a governmental entity, typically the U.S. government. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, financial condition and results of operations.

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

Our European Sales Rely On A Single Distributor

     A significant portion of our European sales not made by our subsidiaries in the UK and Belgium have been made through a European distributor. This distributor also provides service and support to the end users of our products. Thus, a reduction in the sales efforts of this distributor could adversely affect our European sales and our ability to support the end users of our products. There can be no assurance that this distributor will continue to distribute, or to distribute successfully, our products and, in such an event, our business, results of operations and financial earnings could be materially and adversely affected.

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

We Have Adopted Antitakeover Devices Which May Limit the Price that Certain Investors May be Willing to Pay in the Future for Shares of Our Common Stock

     Our articles of incorporation, by-laws and shareholder rights plan contain provisions which could make us a less attractive target for a hostile takeover or make it more difficult or discourage a merger proposal, a tender offer or a proxy contest. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. The provisions include:

     - classification of the board of directors into three classes;

     - a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors;

     - the ability of the board of directors to issue additional shares of common stock or preferred stock without shareholder approval; and

     - certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class).

     - a formal shareholder rights plan designed to protect all corporate interests in the event the Company's Board of Directors and shareholders are confronted with an abusive or unfair takeover attempt.

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

     With respect to the production, use, storage and disposal of the low-level radioactive material Thorium Fluoride, our facilities and procedures have been inspected and licensed by the Nuclear Regulatory Commission. This material is utilized in our thin-film coatings. Thorium bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Clive, Utah.

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

     - loss of customers;
     - increased costs of product returns and warranty expenses;
     - damage to our brand reputation;
     - failure to attract new customers or achieve market acceptance;
     - diversion of development and engineering resources; and
     - legal action by our customers.

     The occurrence of any one or more of the foregoing factors could seriously harm our business or financial condition.

ITEM 2. PROPERTIES

Facilities

     Our headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, on approximately 64 acres of land. This location contains several manufacturing facilities totaling 151,000 square feet. Our VLOC subsidiary maintains three manufacturing facilities in Florida, northwest of Tampa. These locations total 80,000 square feet. In addition, we lease manufacturing and office space in California, Mexico, Singapore, China, Japan, U.K. and Belgium totaling 172,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions are as follows:

Name                     Age                  Position
-----------------        ---         ---------------------------------
Carl J. Johnson          59          Chairman, Chief Executive Officer
                                       and Director
Francis J. Kramer        52          President, Chief Operating Officer
                                       and Director
Herman E. Reedy          58          Vice President and General Manager
                                       of Quality and Engineering
James Martinelli         43          General Manager of Laser Power
                                       Corporation and Chief Financial
                                       Officer of II-VI Incorporated
Craig A. Creaturo        31          Treasurer

     Carl J. Johnson, a co-founder of II-VI in 1971, serves as Chairman, Chief Executive Officer, and Director of II-VI. He served as President of II-VI from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively. Dr. Johnson serves as a director of Xymox Technology, Inc., and Armstrong Laser Technology, Inc.

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

     James Martinelli has been employed by II-VI since 1986. He has served as General Manager of Laser Power Corporation since July 2000 and Chief Financial Officer of II-VI Incorporated since 1994. Mr. Martinelli joined the Company as Accounting Manager, was named Controller in 1990 and named Chief Financial Officer and Treasurer in 1994. Prior to his employment by II-VI, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania in 1980 with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.

     Craig A. Creaturo has served as Treasurer and Director of Finance, Accounting and Information Systems since July 2000. Mr. Creaturo has been employed by the Company since 1998 when he joined the Company as Corporate Controller. Prior to his employment by the Company, Mr. Creaturo was employed by Arthur Andersen LLP from 1992 to 1998 and served in the audit and attestation division with a final position as Audit Manager. Mr. Creaturo graduated from Grove City College in 1992 with a B.S. degree in Accounting. Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.


                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "IIVI." The following table sets forth the range of high and low closing sale prices per share of the Company's Common Stock for the fiscal periods indicated, as reported by Nasdaq.

                                   High        Low
                                  ------      ------
           Fiscal 2001
             First Quarter        $28.50      $13.31
             Second Quarter       $23.38      $13.89
             Third Quarter        $17.69      $11.00
             Fourth Quarter       $17.50      $11.88

           Fiscal 2000
             First Quarter        $ 7.38      $ 4.84
             Second Quarter       $11.00      $ 5.38
             Third Quarter        $35.75      $ 9.31
             Fourth Quarter       $26.75      $14.94

     On September 10, 2001, the last reported sale price for the Common Stock was $14.44 per share. As of such date, there were approximately 750 holders of record of the Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 19 of the Company's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 15 through 19 of the Company's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference from pages 6 through 19 of the Company's 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages 20 through 38 of the Company's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Board of Directors and Board Committees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a) (1) The consolidated balance sheets as of June 30, 2001 and 2000 the consolidated statements of earnings, shareholders' equity, comprehensive income and cash flow for each of the three years in the period ended June 30, 2001, and the notes to consolidated financial statements, presented in the Company's 2001 Annual Report to Shareholders, are incorporated herein by reference.

         The report of Deloitte & Touche LLP, dated August 8, 2001 on the 2001, 2000 and 1999 financial statements presented in the Company's 2001 Annual Report to Shareholders, is incorporated herein by reference.

     (2) Financial Statement Schedule:

         The financial statement schedule set forth in item 14(d) below should be read in conjunction with the financial statements contained in the 2001 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         The report of Deloitte & Touche LLP on Schedule II for each of the three years ended June 30, 2001, is included herein.

         Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2001.

     (3) Exhibits.

Exhibit Number                               Description of Exhibit
--------------                               ----------------------

 2.01  Agreement and Plan of Merger          Incorporated herein by
       dated as of June 28, 2000,            reference is Exhibit 2.01
       among II-VI Incorporated,             to the Company's
       Laser Power Corporation               Registration Statement No.
       and II-VI Acquisition Corp.           333-41314 on Form S-4.


 2.02  First Amendment to Agreement          Incorporated herein by
       and Plan of Merger dated              reference is Exhibit 2.02
       as of August 1, 2000, among           to the Company's
       II-VI Incorporated, II-VI             Registration Statement No.
       Acquisition Corp. and Laser           333-41314 on Form S-4.
       Power Corporation


 3.01  Amended and Restated Articles of      Incorporated herein by
       Incorporation of II-VI                reference is Exhibit 3.02
       Incorporated                          to Registration Statement
                                             No. 33-16389 on Form S-1.


 3.02  Amended and Restated By-Laws of       Incorporated herein by
       II-VI Incorporated                    reference is Exhibit 3.02
                                             to II-VI'S Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1991 (file number
                                             0-16195 and docketed on
                                             September 30, 1991).


 4.01  Rights Agreement dated as of          Incorporated herein by
       August 11, 2001                       reference is Exhibit 1 to
                                             the Company's Exchange Act
                                             Registration Statement on
                                             Form 8-A (file number
                                             0-16195) filed on
                                             August 28, 2001.


10.01  II-VI Incorporated Employees'         Incorporated herein by
       Stock Purchase Plan                   reference is Exhibit 10.03
                                             to Registration Statement
                                             No. 33-16389 on Form S-1.


10.02  II-VI Incorporated and Amended        Incorporated herein by
       and Restated Employees' Stock         reference is Exhibit 10.04
       Purchase Plan                         to Registration Statement
                                             No. 33-16389 on Form S-1.


10.03  First Amendment to the                Incorporated herein by
       II-VI Incorporated Employees'         reference is Exhibit 10.01
       Stock Purchase Plan                   to II-VI's Form 10-Q
                                             for the Quarter Ended
                                             March 31, 1996.


10.04  II-VI Incorporated Amended and        Incorporated herein by
       Restated Employees'                   reference is Exhibit 10.05
       Profit-Sharing Plan and               to Registration Statement
       Trust Agreement, as amended           No. 33-16389 on Form S-1.


10.05  Form of Representative Agreement      Incorporated herein by
       between II-VI and its foreign         reference is Exhibit 10.15
       representatives                       to Registration Statement
                                             No. 33-16389 on Form S-1.


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


10.10  Trust Under the II-VI                 Incorporated herein by
       Incorporated Deferred                 reference is Exhibit 10.13
       Compensation Plan*                    to II-VI's Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1996.


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


10.12  Amended and Restated II-VI            Incorporated herein by
       Incorporated Deferred                 reference is Exhibit 10.01
       Compensation Plan*                    to II-VI's Form 10-Q for
                                             the Quarter Ended
                                             December 31, 1996.


10.13  Amended and Restated II-VI            Incorporated herein by
       Incorporated 1997 Stock Option        reference is Exhibit 10.04
       Plan*                                 to II-VI's Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1998.


10.14  Agreement by and between PNC Bank,    Incorporated herein by
       National Association and II-VI        reference is Exhibit 10.01
       Incorporated for Amended and          to II-VI's Form 10-Q for
       Restated Letter Agreement for         the Quarter Ended
       Committed Line of Credit              March 31, 1999.
       and Japanese Yen Term Loan


10.15  Credit Agreement by and among         Incorporated herein by
       II-VI Incorporated,                   reference is Exhibit
       its subsidiary guarantors,            (b)(1) to Amendment No. 3
       various lenders and PNC Bank,         to the Company's Tender
       National Association dated            Offer Statement on
       as of August 14, 2000                 Schedule TO filed on
                                             August 24, 2000.


13.01  Annual Report to Shareholders         Portions of the 2001
                                             Annual Report are filed
                                             herewith.


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

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal year 2001.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Items 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule listed in Item 14(a)(2) above.

     With the exception of the information incorporated by reference to the Company's 2001 Annual Report to Shareholders in Item 1 of Part I, Items 6, 7, 7A and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 2001 Annual Report to Shareholders is not deemed filed as a part of this Report.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  II-VI INCORPORATED
September 27, 2001                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Principal Executive Officer:

September 27, 2001                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman
                               Chief Executive Officer and Director

                                  Principal Financial
                                  and Accounting Officer:

September 27, 2001                By:     /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                             Treasurer

September 27, 2001                By:   /s/ Francis J. Kramer
                                         Francis J. Kramer
                                          President, Chief
                                   Operating Officer and Director

September 27, 2001                By:  /s/ Vincent D. Mattera, Jr.
                                         Vincent D. Mattera, Jr.
                                              Director

September 27, 2001                By:  /s/ Thomas E. Mistler
                                         Thomas E. Mistler
                                             Director

September 27, 2001                By:  /s/ Duncan A. J. Morrison
                                        Duncan A. J. Morrison
                                             Director

September 27, 2001                By:  /s/ Peter W. Sognefest
                                        Peter W. Sognefest
                                             Director

                               EXHIBIT INDEX
Exhibit Number                               Description of Exhibit
--------------                               ----------------------

 2.01  Agreement and Plan of Merger          Incorporated herein by
       dated as of June 28, 2000,            reference is Exhibit 2.01
       among II-VI Incorporated,             to the Company's
       Laser Power Corporation               Registration Statement No.
       and II-VI Acquisition Corp.           333-41314 on Form S-4.


 2.02  First Amendment to Agreement          Incorporated herein by
       and Plan of Merger dated              reference is Exhibit 2.02
       as of August 1, 2000, among           to the Company's
       II-VI Incorporated, II-VI             Registration Statement No.
       Acquisition Corp. and Laser           333-41314 on Form S-4.
       Power Corporation


 3.01  Amended and Restated Articles of      Incorporated herein by
       Incorporation of II-VI                reference is Exhibit 3.02
       Incorporated                          to Registration Statement
                                             No. 33-16389 on Form S-1.


3.02  Amended and Restated By-Laws of        Incorporated herein by
      II-VI Incorporated                     reference is Exhibit 3.02
                                             to II-VI'S Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1991 (file number
                                             0-16195 and docketed on
                                             September 30, 1991).


 4.01  Rights Agreement dated as of          Incorporated herein by
       August 11, 2001                       reference is Exhibit 1 to
                                             the Company's Exchange Act
                                             Registration Statement on
                                             Form 8-A (file number
                                             0-16195) filed on
                                             August 28, 2001.


10.01  II-VI Incorporated Employees'         Incorporated herein by
       Stock Purchase Plan                   reference is Exhibit 10.03
                                             to Registration Statement
                                             No. 33-16389 on Form S-1.


10.02  II-VI Incorporated and Amended        Incorporated herein by
       and Restated Employees' Stock         reference is Exhibit 10.04
       Purchase Plan                         to Registration Statement
                                             No. 33-16389 on Form S-1.


10.03  First Amendment to the                Incorporated herein by
       II-VI Incorporated Employees'         reference is Exhibit 10.01
       Stock Purchase Plan                   to II-VI's Form 10-Q
                                             for the Quarter Ended
                                             March 31, 1996.


10.04  II-VI Incorporated Amended and        Incorporated herein by
       Restated Employees'                   reference is Exhibit 10.05
       Profit-Sharing Plan and               to Registration Statement
       Trust Agreement, as amended           No. 33-16389 on Form S-1.


10.05  Form of Representative Agreement      Incorporated herein by
       between II-VI and its foreign         reference is Exhibit 10.15
       representatives                       to Registration Statement
                                             No. 33-16389 on Form S-1.


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


10.10  Trust Under the II-VI                 Incorporated herein by
       Incorporated Deferred                 reference is Exhibit 10.13
       Compensation Plan*                    to II-VI's Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1996.


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


10.12  Amended and Restated II-VI            Incorporated herein by
       Incorporated Deferred                 reference is Exhibit 10.01
       Compensation Plan*                    to II-VI's Form 10-Q for
                                             the Quarter Ended
                                             December 31, 1996.


10.13  Amended and Restated II-VI            Incorporated herein by
       Incorporated 1997 Stock Option        reference is Exhibit 10.04
       Plan*                                 to II-VI's Annual Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             June 30, 1998.


10.14  Agreement by and between PNC Bank,    Incorporated herein by
       National Association and II-VI        reference is Exhibit 10.01
       Incorporated for Amended and          to II-VI's Form 10-Q for
       Restated Letter Agreement for         the Quarter Ended
       Committed Line of Credit              March 31, 1999.
       and Japanese Yen Term Loan


10.15  Credit Agreement by and among         Incorporated herein by
       II-VI Incorporated,                   reference is Exhibit
       its subsidiary guarantors,            (b)(1) to Amendment No. 3
       various lenders and PNC Bank,         to the Company's Tender
       National Association dated            Offer Statement on
       as of August 14, 2000                 Schedule TO filed on
                                             August 24, 2000.


13.01  Annual Report to Shareholders         Portions of the 2001
                                             Annual Report are filed
                                             herewith.


21.01  List of Subsidiaries of               Filed herewith.
       II-VI Incorporated

23.01  Consent of Deloitte & Touche LLP      Filed herewith.

_______
* Denotes management contract or compensatory plan, contract or arrangement.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of II-VI Incorporated and subsidiaries:


     We have audited the consolidated financial statements of II-VI Incorporated and subsidiaries as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 8, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement Schedule II, Valuation and Qualifying Accounts, of II-VI Incorporated and subsidiaries. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
August 8, 2001

                               SCHEDULE II

                   II-VI INCORPORATED AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED JUNE 30, 1999, 2000, AND 2001
                        (IN THOUSANDS OF DOLLARS)


                                   Additions 1
                                -----------------
                   Balance at   Charged  Charged   Deduction   Balance
                   Beginning      to     to Other    from      at End
                   of Year      Expense  Accounts  Reserves 2  of Year
                   ----------   -------  --------  ----------  -------

YEAR ENDED
JUNE 30, 1999:
Allowance for
doubtful accounts
& warranty returns   $ 428       $ 245    $   3     $ 219       $ 457

YEAR ENDED
JUNE 30, 2000:
Allowance for
doubtful accounts
& warranty returns   $ 457       $ 213    $   7     $ 102       $ 575

YEAR ENDED
JUNE 30, 2001:
Allowance for
doubtful accounts
& warranty returns   $ 575       $ 232    $  94     $ 152       $ 749


_________
1 Amounts primarily relate to businesses acquired, warranty returns and the effects of foreign currency translation.
2  Uncollectible accounts written off, net of recovery