Form 10-Q
period 2001-09-30
II-VI INC
filed 2001-11-09
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2001

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

            At November 2, 2001, 13,922,083 shares of
            Common Stock, no par value, of the registrant were outstanding.







                           II-VI INCORPORATED
                           ------------------

                                 INDEX
                                 -----



                                                               Page No.
                                                               --------


PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Condensed Consolidated
                   Balance Sheets - September 30, 2001
                   and June 30, 2001. . . . . . . . . . . . . . . . 3

                   Condensed Consolidated Statements
                   of Earnings - Three months ended
                   September 30, 2001 and 2000. . . . . . . . . . . 4

                   Condensed Consolidated Statements
                   of Cash Flows - Three months
                   ended September 30, 2001 and 2000. . . . . . . . 5

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



PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . 13

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
-----------------------------

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                               September 30,   June 30,
Assets                                             2001         2001
                                               ------------    -------

Current Assets
  Cash and cash equivalents                       $  7,757     $  8,093
  Accounts receivable, net                          20,798       21,884
  Inventories                                       21,013       20,782
  Deferred income taxes                              3,126        3,304
  Other current assets                               1,806        1,644
                                                    ------       ------
    Total Current Assets                            54,500       55,707

Property, Plant and Equipment, net                  58,996       58,031
Goodwill, net                                       29,236       29,236
Other Intangible Assets, net                         3,980        4,086
Other Assets                                         2,764        1,113
                                                  --------     --------
                                                  $149,476     $148,173
                                                  ========     ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                   5,537        5,714
  Accrued salaries, wages and bonuses                4,257        7,086
  Income taxes payable                               1,898        2,158
  Accrued profit sharing contribution                  205        1,122
  Other current liabilities                          2,872        1,817
  Current portion of long-term debt                  5,074        3,834
                                                    ------       ------
    Total Current Liabilities                       19,843       21,731

Long-Term Debt--less current portion                33,497       33,172

Other Liabilities, primarily deferred income taxes   4,110        3,857

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                             -            -
  Common stock, no par value; authorized
  - 30,000,000 shares; issued - 14,987,763
  shares at September 30, 2001; 14,981,163
  shares at June 30, 2001                           37,110       37,045
  Accumulated other comprehensive income               300           91
  Retained earnings                                 56,526       54,187
                                                    ------       ------
                                                    93,936       91,323

Less treasury stock, at cost -
  1,068,880 shares                                   1,910        1,910
                                                    ------       ------
                                                    92,026       89,413
                                                  --------     --------
                                                  $149,476     $148,173
                                                  ========     ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                Three Months Ended
                                                   September 30,
                                               2001             2000
                                             --------         --------

Revenues

Net sales:
  Domestic                                   $ 15,168         $ 14,642
  International                                12,093           11,016
                                             --------         --------
                                               27,261           25,658
Contract research and development               1,432            1,055
                                             --------         --------
                                               28,693           26,713
                                             --------         --------


Costs, Expenses & Other Income

Cost of goods sold                             17,627           15,448
Contract research and development                 963              732
Internal research and development                 990              992
Selling, general and administrative             5,645            6,268
Interest expense                                  542              337
Other expense (income), net                      (565)              67
                                             --------         --------
                                               25,202           23,844
                                             --------         --------

Earnings Before Income Taxes                    3,491            2,869

Income Taxes                                    1,152              909
                                             --------         --------

Net Earnings                                 $  2,339         $  1,960
                                             ========         ========

Basic Earnings Per Share                     $   0.17         $   0.15
                                             ========         ========

Diluted Earnings Per Share                   $   0.16         $   0.14
                                             ========         ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                  Three Months Ended
                                                     September 30,
                                                   2001         2000
                                                 --------     --------

Cash Flows from Operating Activities
  Net earnings                                   $  2,339     $  1,960
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                   2,217        1,660
    (Gain) on foreign currency transactions          (354)          (6)
    Deferred income taxes                             431          148
    Increase (decrease) in cash from changes in:
      Accounts receivable                           1,609         (880)
      Inventories                                       6         (876)
      Accounts payable                               (175)         865
      Other operating net assets                   (3,206)      (5,356)
                                                 --------     --------
  Net cash provided by operating activities         2,867       (2,485)
                                                 --------     --------

Cash Flows from Investing Activities
  Purchases of businesses                               -      (23,807)
  Investment in unconsolidated businesses          (1,500)           -
  Additions to property, plant and equipment       (3,081)      (3,634)
  Disposals of other assets                             6            -
                                                 --------     --------
  Net cash used in investing activities            (4,575)     (27,441)
                                                 --------     --------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings, net          1,500        2,547
  Increase in long-term borrowings                      -       25,000
  Payments on long-term borrowings                    (26)        (386)
  Proceeds from sale of common stock                   67          347
                                                 --------     --------
  Net cash provided by financing activities         1,541       27,508
                                                 --------     --------

  Effect of exchange rate changes on cash
  and cash equivalents                               (169)          72

Net (decrease) in cash and cash equivalents          (336)      (2,346)

Cash and Cash Equivalents at Beginning of Period    8,093        6,330
                                                 --------     --------

Cash and Cash Equivalents at End of Period       $  7,757     $  3,984
                                                 ========     ========

Cash paid for interest                           $    349     $    227

Cash paid for taxes                              $    264     $    321

Non-cash transactions:
  Net assets acquired for fair value
  of common stock                                       -       13,313


-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  -  Basis of Presentation
           ---------------------

The condensed consolidated financial statements for the three month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2001 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note B  -  Inventories
           -----------

The components of inventories are as follows ($000):

                           September 30,    June 30,
                               2001           2001
                           ------------    --------

Raw materials               $  6,652       $ 6,173
Work in progress               8,564         8,680
Finished goods                 5,797         5,929
                           ------------    --------
                            $ 21,013       $20,782
                           ============    ========


Note C  -  Property, Plant and Equipment
           -----------------------------

Property, plant and equipment (at cost/valuation) consist of the following ($000):

                             September 30,    June 30,
                                 2001           2001
                             ------------    --------

Land and land improvements     $ 1,715       $ 1,715
Buildings and improvements      24,650        24,426
Machinery and equipment         71,017        68,217
                             ------------    --------
                                97,382        94,358

Less accumulated depreciation   38,386        36,327
                             ------------    --------

                               $58,996       $58,031
                             ============    ========

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited),
Continued


Note D  -  Debt
           ----

The Company has a $45.0 million secured credit agreement. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of September 30, 2001 was 4.91%. As of September 30, 2001, the total borrowings of $36.0 million consisted of $25.0 million under the term loan option and $11.0 million under the line of credit option.


Note E  -  Earnings Per Share
           ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                                           Three Months Ended
                                              September 30,
(000 except per share data)                2001         2000
-------------------------------------------------------------
Net earnings                           $  2,339     $  1,960
Divided by:
  Weighted average shares                13,914       13,327
-------------------------------------------------------------
Basic earnings per share               $   0.17     $   0.15
-------------------------------------------------------------

Net earnings                           $  2,339     $  1,960
Divided by:
  Weighted average shares                13,914       13,327
  Dilutive effect of common
    stock equivalents                       398          495
-------------------------------------------------------------
  Diluted weighted average
    common shares                        14,312       13,822
-------------------------------------------------------------
Diluted earnings per share             $   0.16     $   0.14
-------------------------------------------------------------


Note F  -  Comprehensive Income
           --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                                       Three Months Ended
                                          September 30,
                                       2001          2000
---------------------------------------------------------

Net income                             $2,339      $1,960

Foreign currency translation
adjustments                               209          17
---------------------------------------------------------

Comprehensive income                   $2,548      $1,977
---------------------------------------------------------

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited),
Continued


Note G  -  Segment Reporting
           -----------------

The Company has three reportable segments: Optical Components, which is an aggregation of the Company's II-VI infrared optics and material products business and the Company's VLOC subsidiary; Radiation
Detectors, which is the Company's eV PRODUCTS division; and the Company's Laser Power Corporation subsidiary.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations. Inter-segment sales and transfers have been eliminated. Information for the three months ended September 30, 2000 for the Laser Power Corporation subsidiary reflects operating results from August 1, 2000.

The following table summarizes selected financial information of the Company's operations by segment ($000's):


                                 Three Months Ended September 30, 2001
                                ---------------------------------------
                              Optical      Radiation   Laser Power
                              Components   Detectors   Corporation  Totals
--------------------------------------------------------------------------
Net revenues                   $18,583      $1,871        $8,239    $28,693
Income (loss) from operations    2,877        (108)          699      3,468
Interest expense                     -           -             -        542
Other (income), net                  -           -             -       (565)
Earnings before income taxes         -           -             -      3,491

Depreciation and amortization    1,508         183           526      2,217
Capital expenditures             2,784         130           167      3,081

Goodwill, net                    1,698           -        27,538     29,236
Segment assets                  84,374       9,285        55,817    149,476


                                 Three Months Ended September 30, 2000
                                ---------------------------------------
                              Optical      Radiation   Laser Power
                              Components   Detectors   Corporation  Totals
--------------------------------------------------------------------------
Net revenues                   $19,620      $1,619        $5,474    $26,713
Income (loss) from operations    3,820        (764)          217      3,273
Interest expense                     -           -             -        337
Other expense, net                   -           -             -         67
Earnings before income taxes         -           -             -      2,869

Depreciation and amortization    1,128         168           364      1,660
Capital expenditures             3,479          40           115      3,634

Goodwill, net                    1,768           -        33,079     34,847
Segment assets                  78,826       8,199        54,633    141,658


II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited),
Continued


Note H -  Derivative Instruments
          ----------------------

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company from time to time purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded the fair value of contracts with a notional amount of approximately $1.8 million as of September 30, 2001 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. For the three months ended
September 30, 2001 and 2000, the change in the fair value of these contracts decreased net earnings by $44,000 and $12,000, respectively.

To satisfy certain provisions of its line of credit facility, on March 5, 2001 the Company entered into an interest rate collar with a notional amount of $12.5 million. This agreement was entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option is the one-month LIBOR rate with the cap strike rate of 7.00% and the floor strike rate of 4.02%. The agreement expires March 5, 2002. At September 30, 2001 the one-month LIBOR rate was 2.63%. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this collar as an increase or decrease to interest expense in the results of operations. The effect of the interest rate collar decreased net earnings for the three months ended September 30, 2001 by approximately $43,000.


Note I -  New Accounting Pronouncements
          -----------------------------

Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", was effective for the Company as of July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The statement requires the initial recognition and measurement of goodwill and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS 141 had no financial impact on the financial statements of the Company for the three months ended September 30, 2001.

SFAS 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. As of September 30, 2001 and 2000, the Company had goodwill and other intangible assets, net of accumulated amortization, of $29,236,000 and $3,980,000, respectively, which is subject to the transitional assessment provisions of SFAS 142. The Company is required to complete the initial step of the transition impairment test by December 31, 2001 and complete the final step, if required, by the end of the fiscal year.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited),
Continued


Note I -  New Accounting Pronouncements , Continued
          -----------------------------------------

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. The following fiscal 2000 proforma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to exclude goodwill amortization:

                                      Three Months Ended
                                         September 30,
                                     ---------------------
(000 except per share data)             2001          2000
----------------------------------------------------------

Net earnings                         $2,339         $1,960
Add:  Goodwill amortization               -            272
                                     ------         ------
Adjusted net income                  $2,339         $2,232
                                     ======         ======

Basic earnings per share             $ 0.17         $ 0.15
Add:  Goodwill amortization               -           0.02
                                     ------         ------
Adjusted basic earnings per share    $ 0.17         $ 0.17
                                     ======         ======

Diluted earnings per share           $ 0.16         $ 0.14
Add:  Goodwill amortization               -           0.02
                                     ------         ------
Adjusted diluted earnings per share  $ 0.16         $ 0.16
                                     ======         ======


SFAS 143, "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this Statement will have on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment for Disposal of Long-Lived Assets", which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of the pronouncement prospectively beginning July 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.


Note J -  Subsequent Events
          -----------------

On October 19, 2001, the Company acquired the Litton Systems, Inc. Silicon Carbide (SiC) Group by acquiring selected assets for approximately $2.2 million in cash. The Company is accounting for the transaction as an asset purchase. The acquired group, located in New Jersey, concentrates their efforts on research and development of SiC and will complement the Company's Pennsylvania-based SiC research and development activities that have been ongoing since 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the first quarter of fiscal 2002 were $2,339,000 ($0.16 per share-diluted) on revenues of $28,693,000. This compares to net earnings of $1,960,000 ($0.14 per share-diluted) on revenues of $26,713,000 in the first quarter of fiscal 2001. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead be tested annually for impairment. Comparable results for the quarter ended September 30, 2000, excluding the amortization of goodwill, were net earnings of $2,232,000 ($0.16 per share-diluted). See Note I of the Notes to the Condensed Consolidated Financial Statements.

Order bookings for the first quarter of fiscal 2002 were $27,801,000 compared to $29,427,000 for the same period last fiscal year, a decrease of 6%. Bookings for contract research and development for the first quarter of fiscal year 2002 were $5,153,000 compared to $1,097,000 for the same period last fiscal year. This increase was primarily due to contracts awarded at the Company's VLOC subsidiary. For the quarter, bookings for laser optics and component products decreased approximately 5%, bookings for the eV PRODUCTS division decreased approximately 35% and bookings for Laser Power Corporation were approximately $6,600,000 for the three months ended
September 30, 2001 compared to approximately $6,200,000 for two months of the same quarter of the prior fiscal year.

Revenues for the first quarter of fiscal 2002 increased 7% to $28,693,000 compared to $26,713,000 for the same period last fiscal year due to the inclusion of three months of Laser Power Corporation's results in the first quarter of fiscal 2002 versus two months of results in the same period last fiscal year. For the quarter, revenues from laser optics and component products decreased by approximately 5%, revenues from the eV PRODUCTS division increased by approximately 15%, and revenues from Laser Power Corporation were approximately $8,200,000 for the three months ended September 30, 2001 compared to $5,500,000 for two months of the same quarter of the prior fiscal year.

Manufacturing gross margin for the first quarter of fiscal 2002 was $9,634,000 or 35% of revenues compared to $10,210,000 or 40% of revenues for the same period last fiscal year. The reduction in gross margin percentage for the quarter reflects lower gross margins at the VLOC subsidiary due to non-recurring production issues and lower telecommunication sales, and the addition for a full quarter of Laser Power Corporation which has historically lower gross margins than the Company.

Company-funded internal research and development expenses for the first quarter of fiscal 2002 were $990,000 or 3% of revenues compared to $992,000 or 4% of revenues for the same period last fiscal year. These expenditures for the quarter reflect continued silicon carbide crystal growth technology development and other strategic material development programs in infrared and telecommunications markets. These expenditures also include corporate research and development activities in addition to the research and development activities of eV PRODUCTS. The Company expects these expenditures to increase as a result of the recent acquisition of the Silicon Carbide Group from Litton Systems, Inc.

Selling, general and administrative expenses for the first quarter of fiscal 2002 were $5,645,000 or 20% of revenues compared to $6,268,000 or 23% of revenues for the same period last fiscal year. The quarter dollar and percentage decreases as compared to the same periods last fiscal year reflect the addition of Laser Power Corporation and the elimination of certain redundant expenses, as well as expense and manpower reductions in these areas.

Interest expense for the first quarter of fiscal 2002 was $542,000 compared to $337,000 for the same period last fiscal year. The increase in interest expense reflects a full quarter of additional borrowings under our credit facility in connection with the purchase of Laser Power Corporation, slightly offset by a decrease in interest rates.

Other income for the first quarter of fiscal 2002 of $565,000 compared to other expense of $67,000 for the same period last fiscal year. The change was primarily due to foreign currency gains as a result of the dollar's performance relative to other currencies compared to foreign currency losses in the same quarter of the prior fiscal year. The balance of the other income for the quarter was derived from royalty income and interest income.

The Company's effective income tax rate for the first quarter of fiscal 2002 is 33% compared to an effective income tax rate of 32% for the same period last fiscal year. The income tax rate reflects the continued benefit from international related tax opportunities from the Company's Asian operations.

For the second fiscal quarter ending December 31, 2001, the Company currently forecasts revenues to approximate $28 million and earnings per share to range from $0.12 to $0.16. The Company currently expects revenues for fiscal 2002 to approximate the prior year and income from operations for each of the third and fourth quarters of fiscal 2002 to be comparable to the just completed first quarter. Actual results may differ from these forecasts due to factors such as changes in product demand, competition and general economic conditions.


Liquidity and Capital Resources
-------------------------------

In the first three months of fiscal 2002, cash generated from operations of $2.9 million and proceeds from the net increase in borrowings of $1.5 million were used primarily to fund an investment of $3.1 million in property, plant and equipment and to finance a $1.5 million investment for a 33% ownership of a key supplier to the Company. Cash transactions for the first three months of fiscal 2002 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $7.8 million at September 30, 2001.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2002.


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy.

For the quarter ended September 30, 2001, the Company increased its borrowings an additional $1.5 million. As of September 30, 2001, the total borrowings of $36.0 million consisted of $25.0 million under the term loan option and $11.0 million under the line of credit option. As such, the Company has increased its exposure to potential adverse changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $88,000 for the three month period ended September 30, 2001.

To satisfy certain provisions of its line of credit facility relating to mitigating interest rate risk, on March 5, 2001 the Company entered into an interest rate collar with a notional amount of $12.5 million. See Note H of the Notes to Condensed Consolidated Financial Statements.

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

There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission on September 27, 2001.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)  Exhibits.

               No updates to exhibits since 10-K filing for the year ended June 30, 2001.


         (b) Reports on Form 8-K.

               On August 14, 2001, the registrant filed a report on Form 8-K for the events dated August 11, 2001, covering
               Item 5 thereof.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     II-VI INCORPORATED
                                     (Registrant)




Date:  November 9, 2001               By:   /s/ Carl J. Johnson
                                                Carl J. Johnson
                                            Chairman and Chief
                                            Executive Officer


Date:  November 9, 2001               By:  /s/ Craig A. Creaturo
                                               Craig A. Creaturo
                                                   Treasurer