Form 10-Q
period 2001-12-31
II-VI INC
filed 2002-02-13
CIK 820318

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from          to             .
          --------    -----------

                      Commission File Number:  0-16195


                             II-VI INCORPORATED
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                              25-1214948
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

   375 Saxonburg Boulevard
         Saxonburg, PA                                16056
(Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  724-352-4455

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

At February 8, 2002, 13,993,883 shares of Common Stock, no par value, of the registrant were outstanding.












                         II-VI INCORPORATED


                               INDEX




                                                                Page No.

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - December 31, 2001
         and June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . .3

         Condensed Consolidated Statements of Earnings
         - Three and Six months ended December 31, 2001
         and 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Condensed Consolidated Statements of Cash Flows
         - Six months ended December 31, 2001 and 2000 . . . . . . . . .6

         Notes to Condensed Consolidated Financial Statements . . . . . 7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . .13


         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk . . . . . . . . . . . . . . . . . . . . .16


PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote
                  of Security Holders . . . . . . . . . . . . . . . . .17


         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                           December 31,     June 30,
Assets                                        2001            2001
                                            -------         -------
Current Assets
  Cash and cash equivalents                $  8,771        $  8,093
  Accounts receivable, net                   18,476          21,884
  Inventories                                20,532          20,782
  Deferred income taxes                       3,297           3,304
  Other current assets                        1,946           1,644
                                            -------         -------
    Total Current Assets                     53,022          55,707

Property, Plant and Equipment, net           60,951          58,031
Goodwill, net                                29,236          29,236
Other Intangible Assets, net                  3,926           4,086
Other Assets                                  2,756           1,113
                                            -------         -------
                                           $149,891        $148,173
                                            =======         =======

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                         $  4,424        $  5,714
  Accrued salaries, wages and bonuses         3,657           7,086
  Income taxes payable                        1,233           2,158
  Accrued profit sharing contribution           372           1,122
  Other current liabilities                   2,701           1,817
  Current portion of long-term debt           5,058           3,834
                                            -------         -------
    Total Current Liabilities                17,445          21,731

Long-Term Debt--less current portion         33,912          33,172

Other Liabilities,
primarily deferred income taxes               4,451           3,857

Shareholders' Equity
  Preferred stock, no par value;
  authorized -5,000,000 shares; unissued          -               -
  Common stock, no par value; authorized
  - 30,000,000 shares;
  issued - 15,023,163 shares at
  December 31, 2001; 14,981,163
  shares at June 30, 2001                    37,434          37,045
  Accumulated other comprehensive income        288              91
  Retained earnings                          58,271          54,187
                                            -------         -------
                                             95,993          91,323

  Less treasury stock, at cost
  - 1,068,880 shares                          1,910           1,910
                                            -------         -------
                                             94,083          89,413
                                            -------         -------
                                           $149,891        $148,173
                                            =======         =======

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                               Three Months Ended
                                                  December 31,
                                             2001              2000
                                           --------          --------

Revenues

Net sales:
  Domestic                                 $ 13,255          $ 19,696
  International                              11,441            10,668
                                           --------          --------
                                             24,696            30,364
Contract research and development             2,750             1,374
                                           --------          --------
                                             27,446            31,738
                                           --------          --------


Costs, Expenses & Other Income

Cost of goods sold                           16,726            18,722
Contract research and development             1,914               642
Internal research and development             1,345             1,166
Selling, general and administrative           4,876             6,239
Interest expense                                358               837
Other expense (income), net                     (95)              543
                                           --------          --------
                                             25,124            28,149
                                           --------          --------

Earnings Before Income Taxes                  2,322             3,589

Income Taxes                                    577             1,246
                                           --------          --------

Net Earnings                               $  1,745          $  2,343
                                           ========          ========

Basic Earnings Per Share                   $   0.13          $   0.17
                                           ========          ========

Diluted Earnings Per Share                 $   0.12          $   0.16
                                           ========          ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                                Six Months Ended
                                                  December 31,
                                             2001              2000
                                           --------          --------

Revenues

Net sales:
  Domestic                                 $ 28,423          $ 34,338
  International                              23,534            21,684
                                           --------          --------
                                             51,957            56,022
Contract research and development             4,182             2,429
                                           --------          --------
                                             56,139            58,451


Costs, Expenses & Other Income

Cost of goods sold                           34,353            34,170
Contract research and development             2,877             1,374
Internal research and development             2,335             2,158
Selling, general and administrative          10,521            12,507
Interest expense                                900             1,174
Other expense (income) - net                   (660)              610
                                           --------          --------
                                             50,326            51,993
                                           --------          --------

Earnings Before Income Taxes                  5,813             6,458

Income Taxes                                  1,729             2,155
                                           --------          --------

Net Earnings                               $  4,084          $  4,303
                                           ========          ========

Basic Earnings Per Share                   $   0.29          $   0.32
                                           ========          ========

Diluted Earnings Per Share                 $   0.29          $   0.31
                                           ========          ========

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                Six Months Ended
                                                   December 31,
                                               2001            2000
                                             --------        --------
Cash Flows from Operating Activities
  Net earnings                               $  4,084           4,303
  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation and amortization               4,363           3,704
    (Gain) on foreign currency transactions      (250)           (220)
    Deferred income taxes                       1,188             (84)
    Increase (decrease) in cash
    from changes in:
      Accounts receivable                       3,749          (1,997)
      Inventories                                 335          (1,505)
      Accounts payable                         (1,244)          1,207
      Other operating net assets               (4,690)         (3,607)
                                             --------        --------
  Net cash provided by operating activities     7,535           1,801
                                             --------        --------

Cash Flows from Investing Activities
  Purchases of businesses                      (2,172)        (27,726)
  Investment in unconsolidated businesses      (1,500)              -
  Additions to property, plant
  and equipment                                (5,227)         (6,794)
  Disposals of other assets                        15             121
                                             --------        --------
  Net cash used in investing activities        (8,884)        (34,399)
                                             --------        --------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings, net      3,250           6,252
  Increase in long-term borrowings                  0          25,000
  Payments on long-term borrowings             (1,301)            (22)
  Proceeds from sale of common stock              228             382
                                             --------        --------
  Net cash provided by financing activities     2,177          31,612
                                             --------        --------
  Effect of exchange rate changes
  on cash and cash equivalents                   (150)            334

Net increase (decrease) in cash
and cash equivalents                              678            (652)

Cash and Cash Equivalents
at Beginning of Period                          8,093           6,330
                                             --------        --------

Cash and Cash Equivalents
at End of Period                             $  8,771        $  5,678
                                             ========        ========

Cash paid for interest                       $    897        $    692

Cash paid for taxes                          $    721        $    705

Non-cash transactions:
  Net assets acquired for
  fair value of common stock                 $      -        $ 15,469

-See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation
          ---------------------

The condensed consolidated financial statements for the three and six month periods ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2001 Annual Report to shareholders. The consolidated results of operations for the three and six month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The results
for the six month period ended    December 31, 2000 include five months
of operations of Laser Power Corporation.


Note B  - Inventories
          -----------

The components of inventories are as follows ($000):

                  December 31,        June 30,
                     2001               2001
                  -----------       -----------
Raw materials       $ 7,067           $ 6,173
Work in progress      7,688             8,680
Finished goods        5,777             5,929
                  -----------       -----------
                    $20,532           $20,782
                  ===========       ===========


Note C  - Property, Plant and Equipment
          -----------------------------

Property, plant and equipment (at cost or valuation) consist of the following ($000):

                              December 31,        June 30,
                                 2001               2001
                              -----------       -----------
Land and land improvements     $  1,715          $  1,715
Buildings and improvements       24,729            24,426
Machinery and equipment          74,969            68,217
                              -----------       -----------
                                101,413            94,358

Less accumulated depreciation    40,462            36,327
                              -----------       -----------
                               $ 60,951          $ 58,031
                              ===========       ===========


Note D  - Debt
          ====

The Company has a $45.0 million secured credit agreement. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of December 31, 2001 was 3.34%. As of December 31, 2001, the total borrowings under this facility of $36.5 million consisted of $23.8 million under the term loan option and $12.7 million under the line of credit option.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note E  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:


                                       Three Months Ended                Six Months Ended
                                           December 31,                    December 31,
(000 except per share data)            2001          2000               2001          2000
-----------------------------------  ------------  ------------------  -----------  --------
Net earnings                         $  1,745      $  2,343            $  4,084     $  4,303
Divided by:
  Weighted average shares              13,938        13,838              13,926       13,582
-----------------------------------  ------------  ------------------  -----------  --------
Basic earnings per share             $   0.13      $   0.17            $   0.29     $   0.32
-----------------------------------  ------------  ------------------  -----------  --------

Net earnings                         $  1,745      $  2,343            $  4,084     $  4,303
Divided by:
  Weighted average shares              13,938        13,838              13,926       13,582
  Dilutive effect of common stock
    equivalents                           378           454                 379          480
-----------------------------------  ------------  ------------------  -----------  --------
  Diluted weighted average common
    shares                             14,316        14,292              14,305       14,062
-----------------------------------  ------------  ------------------  -----------  --------
Diluted earnings per share           $   0.12      $   0.16            $   0.29     $   0.31
-----------------------------------  ------------  ------------------  -----------  --------



Note F  - Comprehensive Income
          --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                            Three Months Ended       Six Months Ended
                                December 31,           December 31,
                            2001          2000       2001        2000
---------------------------------------------------------------------

Net income                  $1,745      $2,343       $4,084    $4,303

Foreign currency
translation adjustments        (12)        (10)         197         7
---------------------------------------------------------------------

Comprehensive income        $1,733      $2,333       $4,281    $4,310
---------------------------------------------------------------------

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

Note G  - Segment Reporting - Continued
          -----------------------------

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                          Three Months Ended December 31, 2001
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
----------------------------------------------------------------------------------------
Net revenues                      $17,630          $1,684         $8,132         $27,446
Income (loss) from operations       3,185            (395)          (205)          2,585
Interest expense                        -               -              -             358
Other (income), net                     -               -              -             (95)
Earnings before income taxes            -               -              -           2,322

Depreciation and amortization       1,482             175            489           2,146
Capital expenditures                1,162             461            523           2,146

Goodwill, net                       1,698               -         27,538          29,236
Segment assets                     85,622           9,351         54,918         149,891

                                          Three Months Ended December 31, 2000
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
----------------------------------------------------------------------------------------
Net revenues                      $20,867          $2,242         $8,629         $31,738
Income (loss) from operations       3,745             (78)         1,302           4,969
Interest expense                        -               -              -             837
Other expense, net                      -               -              -             543
Earnings before income taxes            -               -              -           3,589

Depreciation and amortization       1,056             169            819           2,044
Capital expenditures                2,646              80            434           3,160

Goodwill, net                       1,748               -         32,988          34,736
Segment assets                     79,947           8,342         56,990         145,279


                                           Six Months Ended December 31, 2001
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
----------------------------------------------------------------------------------------
Net revenues                      $36,213          $3,555        $16,371         $56,139
Income (loss) from operations       6,062            (503)           494           6,053
Interest expense                        -               -              -             900
Other (income), net                     -               -              -            (660)
Earnings before income taxes            -               -              -           5,813

Depreciation and amortization       2,990             358          1,015           4,363
Capital expenditures                3,946             591            690           5,227

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note G  - Segment Reporting - Continued
          -----------------------------


                                           Six Months Ended December 31, 2000
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
----------------------------------------------------------------------------------------
Net revenues                      $40,487          $3,861        $14,103         $58,451
Income (loss) from operations       7,565            (842)         1,519           8,242
Interest expense                        -               -              -           1,174
Other expense, net                      -               -              -             610
Earnings before income taxes            -               -              -           6,458

Depreciation and amortization       2,184             337          1,183           3,704
Capital expenditures                6,125             120            549           6,794





Note H - Derivative Instruments
         ----------------------



Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company from time to time purchases foreign currency forward exchange contracts, in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded the fair value of contracts with a notional amount of approximately $2.0 million as of December 31, 2001 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. For the three and six months ended December 31, 2001 and 2000, the change in the fair value of these contracts increased net earnings by $25,000 and $51,000, respectively. For the six months ended December 31, 2001 and 2000, the change in the fair value of these contracts (decreased) increased net earnings by $(20,000) and $39,000, respectively.

To satisfy certain provisions of its line of credit facility, on March 5, 2001 the Company entered into an interest rate collar with a notional amount of $12.5 million. This agreement was entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option is the one-month LIBOR rate with the cap strike rate of 7.00% and the floor strike rate of 4.02%. The agreement expires March 5, 2002. At December 31, 2001 the one-month LIBOR rate was 1.87%. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this collar as an increase or decrease to interest expense in the results of operations. The effect of the interest rate collar decreased net earnings for the three and six months ended December 31, 2001 by approximately $14,000. and $57,000, respectively.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note I - New Accounting Pronouncements
         -----------------------------


Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", was effective for the Company as of July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The statement requires the initial recognition and measurement of goodwill and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS 141 had no financial impact on the financial statements of the Company for the three and six months ended December 31, 2001.

SFAS 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. As of December 31, 2001 and 2000, the Company had goodwill and other intangible assets, net of accumulated amortization, of $29,236,000 and $34,736,000, respectively, which is subject to the transitional assessment provisions of SFAS 142. The Company completed its initial step of the transition impairment test prior to December 31, 2001. The results of this test indicated that the Company's goodwill was not impaired as of June 30, 2001, therefore, no impairment loss was recorded.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. The following fiscal 2000 pro forma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to exclude goodwill amortization:



                                       Three Months Ended           Six Months Ended
                                          December 31,                December 31,
                                       ---------------------------------------------
(000 except per share data)            2001          2000           2001        2000
------------------------------------------------------------------------------------
Net earnings                           $1,745      $2,343           $4,084    $4,303
Add:  Goodwill amortization                 -         440                -       712
                                       ------      ------           ------    ------
Adjusted net income                    $1,745      $2,783           $4,084    $5,015
                                       ======      ======           ======    ======

Basic earnings per share                $0.13       $0.17            $0.29     $0.32
Add:  Goodwill amortization                 -        0.03                -      0.05
                                       ------      ------           ------    ------
Adjusted basic earnings per share       $0.13       $0.20            $0.29     $0.37
                                       ======      ======           ======    ======

Diluted earnings per share              $0.12       $0.16            $0.29     $0.31
Add:  Goodwill amortization                 -        0.03                -      0.05
                                       ------      ------           ------    ------
Adjusted diluted earnings per share     $0.12       $0.19            $0.29     $0.36
                                       ======      ======           ======    ======



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

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of the pronouncement prospectively beginning July 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note J - Acquisition of Litton Systems, Inc. Silicon Carbide Group
         ---------------------------------------------------------

On October 19, 2001, the Company acquired the Litton Systems, Inc. Silicon Carbide (SiC) Group for approximately $2.2 million in cash. The acquired group, located in New Jersey, concentrates their efforts on research and development of SiC and will complement the Company's Pennsylvania-based SiC research and development activities that have been ongoing since 1998.










































Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

Net earnings for the second quarter of fiscal 2002 were $1,745,000 ($0.12 per share-diluted) on revenues of $27,446,000. This compares to net earnings of $2,343,000 ($0.16 per share-diluted) on revenues of $31,738,000 in the second quarter of fiscal 2001. For the six months ended December 31, 2002, net earnings were $4,084,000 ($0.29 per share-diluted) on revenues of $56,139,000. This compares with net earnings of $4,303,000 ($0.31 per share-diluted) on revenues of $58,451,000 for the same period last fiscal year. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead be tested annually for impairment. Comparable results for the quarter and six months ended December 31, 2000, excluding the amortization of goodwill, were net earnings of $2,783,000 ($0.19 per share-diluted) and $5,015,000 ($0.36 per share-diluted), respectively. See Note I of the Notes to the Condensed Consolidated Financial Statements.

Order bookings for the second quarter of fiscal 2002 were $25,185,000 compared to $38,014,000 for the same period last fiscal year, a decrease of 34%. Bookings for contract research and development for the second quarter of fiscal year 2002 were $1,791,000 compared to $1,571,000 for the same period last fiscal year. For the quarter, bookings for laser optics and component products decreased approximately 35%, bookings for the eV PRODUCTS division decreased approximately 75% and bookings for Laser Power Corporation decreased approximately 30%. The overall decrease in order bookings for the second quarter of fiscal 2002 as compared to the prior period was driven by the weak worldwide economy and, more specifically, lower industrial demand. Additionally, in the laser optics and component products area, a major one-year blanket order received in the second quarter of last fiscal year was delayed and is now expected in the third or fourth quarter of fiscal 2002.

Order bookings for the six months ended December 31, 2001 were $52,986,000 compared to $67,441,000 for the same period last fiscal year, a decrease of 21%. Bookings for contract research and development for the six months ended December 31, 2001 were $6,470,000 compared to $2,668,000 for the same period last fiscal year. This increase was primarily due to contracts awarded at the Company's VLOC subsidiary. For the six months ended December 31, 2001, bookings for laser optics and component products decreased approximately 20%, bookings for the eV PRODUCTS division decreased approximately 55%, and bookings for Laser Power Corporation were approximately $15,972,000 for the six months ended December 31, 2001 compared to approximately $19,455,000 for five months of the same period of the prior fiscal year. The overall decrease in order bookings for the six months ended December 31, 2001 as compared to the same period last fiscal year was driven by the weak worldwide economy and industrial demand. Additionally, in the laser optics and component products area, a major one-year blanket order received in the first half of last fiscal year was delayed and is now expected in the second half of fiscal 2002.

Revenues for the second quarter of fiscal 2002 decreased 14% to $27,446,000 compared to $31,738,000 for the same period last fiscal year. For the quarter, revenues from laser optics and component products decreased by approximately 15%, revenues from the eV PRODUCTS division decreased by approximately 25% and revenues from Laser Power Corporation decreased approximately 5%. The overall decrease in revenues for the second quarter of fiscal 2002 as compared to the prior period was due to the weak worldwide economy and, more specifically, lower industrial demand, which also impacted the Company's bookings. Lower industrial capital spending and lower industrial production has decreased the demand for the Company's laser optics and component products.

Revenues for the six months ended December 31, 2001 decreased 4% to $56,139,000 from $58,451,000 for the same period last fiscal year. Revenues from laser optics and component products decreased approximately 10%, revenues from the eV PRODUCTS division decreased approximately 10% and revenues from Laser Power Corporation were approximately $16,371,000 for the six months ended Decmeber 31, 2001 compared to approximately $14,103,000 for five months of the same period of the prior fiscal year.

Manufacturing gross margin for the second quarter of fiscal 2002 was $7,970,000 or 32% of revenues compared to $11,642,000 or 38% of revenues for the same period last fiscal year. For the six months ended December 31, 2001, manufacturing gross margin was $17,604,000 or 34% of revenues compared to $21,852,000 or 39% of revenues for the same period last fiscal year. The reduction in gross margin percentage for the quarter and six month periods is a result of lower sales volume and lower gross margins at the Company's Laser Power Corporation and VLOC subsidiaries. The lower gross margins at Laser Power Corporation were due to production issues related to certain development projects. The lower gross margins at the VLOC subsidiary were due to non-recurring production issues encountered primarily in the first fiscal quarter.

Company-funded internal research and development expenses for the second quarter of fiscal 2002 were $1,345,000 or 5% of revenues compared to $1,166,000 or 4% of revenues for the same period last fiscal year. For the six months ended December 31, 2001, internal research and development expenses were $2,335,000 or 4% of revenues compared to $2,158,000 or 4% of revenues for the same period last fiscal year. These expenditures for the quarter and six month periods reflect an accelerated pace of silicon carbide crystal growth technology development and an increase in near-term research and development costs as a result of the acquisition of the Litton Systems, Inc. Silicon Carbide Group. These expenditures also include corporate research and development activities in addition to the research and development activities of eV PRODUCTS.

Selling, general and administrative expenses for the second quarter of fiscal 2002 were $4,876,000 or 18% of revenues compared to $6,239,000 or 20% of revenues for the same period last fiscal year. For the six months ended December 31, 2001, selling, general and administrative expenses were $10,521,000 or 19% of revenues compared to $12,507,000 or 21% of revenues for the same period last fiscal year. The dollar and percentage decreases for the current quarter and six month period as compared to the same periods last fiscal year reflect the addition of Laser Power Corporation and the elimination of certain redundant expenses, as well as expense and manpower reductions in these areas.

Interest expense for the second quarter of fiscal 2002 was $358,000 compared to $837,000 for the same period last fiscal year. For the six months ended December 31, 2001, interest expense was $900,000 compared to $1,174,000 for the same period last fiscal year. The decrease in interest expense reflects a decrease in interest rates for the current quarter and six month period as compared to the same periods last fiscal year.

Other income for the second quarter of fiscal 2002 of $95,000 compared to other expense of $543,000 for the same period last fiscal year.
For the six months ended December 31, 2001, other income was $660,000 compared to other expense of $610,000 for the same period last fiscal year. The change for the current quarter and six month period was primarily due to net foreign currency gains as a result of the dollar's performance relative to other currencies compared to foreign currency losses in the same periods of the prior fiscal year. The balance of the other income for the current quarter and six month period was derived from royalty income and interest income.

For fiscal 2002, the Company's year-to-date effective income tax rate is 30% compared to an effective income tax rate of 33% for the same period last fiscal year. The income tax rate reflects the continued benefit from international related tax opportunities from the Company's Asian operations. These international operations are expected to be an increasing component of the Company's consolidated taxable income.

For the third quarter of fiscal 2002, the Company is currently forecasting revenues to decrease approximately 5% from the just completed second quarter of fiscal 2002 and earnings per share to range from $0.07 to $0.11. The Company currently expects revenues for fiscal 2002 to be lower than the prior fiscal year and income from operations for each of the third and fourth quarters of fiscal 2002 to be less than the just completed second quarter. Actual results may differ from these forecasts due to factors such as changes in product demand, competition and general economic conditions.


Liquidity and Capital Resources
-------------------------------

In the first six months of fiscal 2002, cash generated from operations of $7.5 million and proceeds from an increase in borrowings of $3.3 million were used primarily to fund an investment of $5.2 million in property, plant and equipment, to finance a $1.5 million investment for a 33% ownership of a key supplier to the Company, to acquire for $2.2 million the Litton Systems, Inc. Silicon Carbide Group and to pay down $1.3 million due on the term loan. Cash transactions for the first six months of fiscal 2002 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $8.8 million at December 31, 2001.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy.

For the quarter ended December 31, 2001, the Company increased its borrowings an additional $0.5 million. As of December 31, 2001, the total borrowings of $39.0 million include $23.8 million under the term loan option and $12.7 million under the line of credit option. As such, the Company has increased its exposure to potential adverse changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $91,000 and $179,000 for the three and six month periods ended December 31, 2001, respectively.

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

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

On November 2, 2001, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were the election of two directors for terms to expire in 2004, the ratification of the Board of Directors' selection of Deloitte & Touche LLP as auditors for the fiscal year ending June 30, 2002 and the approval of the II-VI Incorporated Stock Option Plan of 2001.

Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 12,240,685. Following is a separate tabulation with respect to each director:


                                  Votes For         Votes Withheld
Peter W. Sognefest               11,300,455            940,230
Francis J. Kramer                10,864,345          1,376,340

The total number of votes cast for the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 2002 was 12,240,685 with 12,141,019 votes for, 88,612 votes against and 11,054 votes abstaining.

The total number of votes cast for the approval of the II-VI Incorporated Stock Option Plan of 2001 was 9,049,664 with 6,249,109 votes for,
2,755,251 votes against and 45,304 votes abstaining.

There were no broker non-votes on these matters.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------
         (a)  Exhibits.

         10.01  II-VI Incorporated    Incorporated herein by
                Stock Option Plan     reference is Exhibit 4.1
                of 2001               to the Registrant's
                                      Form S-8 filed
                                      December 6, 2001.


          (b)  Reports on Form 8-K.

               On October 24, 2001, the registrant filed a report on Form 8-K for the events dated October 19, 2001, covering Item 2 thereof.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                               (Registrant)




Date:  February 12, 2002        By:    /s/ Carl J. Johnson
                                           Carl J. Johnson
                                           Chairman and
                                    Chief Executive Officer


Date:  February 12, 2002        By:   /s/ Craig A. Creaturo
                                          Craig A. Creaturo
                                              Treasurer

                              EXHIBIT INDEX


         10.01  II-VI Incorporated    Incorporated herein by
                Stock Option Plan     reference is Exhibit 4.1
                of 2001               to the Registrant's
                                      Form S-8 filed