Form 10-Q
period 2002-03-31
II-VI INC
filed 2002-05-14
CIK 820318

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2002

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

    At May 10, 2002, 14,017,170 shares of Common Stock, no par value, of the registrant were outstanding.

                            II-VI INCORPORATED


                                  INDEX




                                                               Page No.

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets -
          March 31, 2002 and June 30, 2001. . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Earnings -
          Three and Nine months ended March 31, 2002 and 2001. . . . 4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended March 31, 2002 and 2001. . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements. . . .7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . .13


Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 17


                                      - 2 -

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                                 March 31,     June 30,
Assets                                             2002         2001
                                                 --------     --------
Current Assets
  Cash and cash equivalents                     $  9,627     $  8,093
  Accounts receivable, net                        19,976       21,884
  Inventories                                     18,887       20,782
  Deferred income taxes                            3,672        3,304
  Other current assets                             1,861        1,644
                                                 --------     --------
    Total Current Assets                          54,023       55,707

Property, Plant and Equipment, net                61,095       58,031
Goodwill, net                                     28,758       29,236
Other Intangible Assets, net                       3,822        4,086
Other Assets                                       3,018        1,113
                                                 --------     --------
                                                $150,716     $148,173
                                                 ========     ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                              $  5,214     $  5,714
  Accrued salaries, wages and bonuses              4,048        7,086
  Income taxes payable                             1,391        2,158
  Accrued profit sharing contribution                513        1,122
  Other current liabilities                        1,954        1,817
  Current portion of long-term debt                5,070        3,834
                                                 --------     --------
    Total Current Liabilities                     18,190       21,731

Long-Term Debt--less current portion              32,235       33,172

Other Liabilities, primarily deferred
income taxes                                       4,844        3,857

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                           -            -
  Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 15,066,437 shares at
  March 31, 2002; 14,981,163
  shares at June 30, 2001                         37,682       37,045
  Accumulated other comprehensive income             240           91
  Retained earnings                               59,435       54,187
                                                 --------     --------
                                                  97,357       91,323

  Less treasury stock, at cost - 1,068,880 shares  1,910        1,910
                                                 --------     --------
                                                  95,447       89,413
                                                 --------     --------
                                                $150,716     $148,173
                                                 ========     ========

-See notes to condensed consolidated financial statements.


                                      - 3 -

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                  Three Months Ended
                                                       March 31,
                                                2002              2001
                                              --------          --------

Revenues

Net sales:
  Domestic                                    $ 13,406          $ 19,335
  International                                 12,750            11,778
                                              --------          --------
                                                26,156            31,113
Contract research and development                1,285             1,418
                                              --------          --------
                                                27,441            32,531
                                              --------          --------

Costs, Expenses & Other Income

Cost of goods sold                              18,122            19,814
Contract research and development                1,726             1,033
Internal research and development                1,153             1,088
Selling, general and administrative              4,824             6,083
Interest expense                                   313               657
Other expense (income), net                       (353)              180
                                              --------          --------
                                                25,785            28,855
                                              --------          --------

Earnings Before Income Taxes                     1,656             3,676

Income Taxes                                       492             1,241
                                              --------          --------

Net Earnings                                  $  1,164          $  2,435
                                              ========          ========

Basic Earnings Per Share                      $   0.08          $   0.18
                                              ========          ========

Diluted Earnings Per Share                    $   0.08          $   0.17
                                              ========          ========

-See notes to condensed consolidated financial statements.


                                     - 4 -

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)



                                                  Nine Months Ended
                                                      March 31,
                                                2002             2001
                                              --------         --------

Revenues

Net sales:
  Domestic                                    $ 41,829         $ 53,673
  International                                 36,284           33,462
                                              --------         --------
                                                78,113           87,135
Contract research and development                5,467            3,847
                                              --------         --------
                                                83,580           90,982
                                              --------         --------

Costs, Expenses & Other Income

Cost of goods sold                              52,475           53,984
Contract research and development                4,603            2,407
Internal research and development                3,488            3,246
Selling, general and administrative             15,345           18,590
Interest expense                                 1,213            1,831
Other expense (income) - net                    (1,013)             790
                                              --------         --------
                                                76,111           80,848
                                              --------         --------

Earnings Before Income Taxes                     7,469           10,134

Income Taxes                                     2,221            3,396

Net Earnings                                  $  5,248         $  6,738
                                              ========         ========

Basic Earnings Per Share                      $   0.38         $   0.49
                                              ========         ========

Diluted Earnings Per Share                    $   0.37         $   0.48
                                              ========         ========

-See notes to condensed consolidated financial statements.

                                     - 5 -

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                    Nine Months Ended
                                                        March 31,
                                                    2002          2001
                                                  --------      --------
Cash Flows from Operating Activities
  Net earnings                                    $  5,248      $  6,738
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                    6,513         6,281
    (Gain) loss on foreign currency transactions      (185)        1,001
    Deferred income taxes                             (544)         (146)
    Increase (decrease) in cash from changes in:
      Accounts receivable                            2,263        (4,172)
      Inventories                                    2,124        (1,299)
      Accounts payable                                (457)        1,688
      Other operating net assets                    (3,321)       (1,031)
                                                  --------      --------
  Net cash provided by operating activities         11,641         9,060
                                                  --------      --------

Cash Flows from Investing Activities
  Purchases of businesses                           (2,172)      (27,726)
  Investment in unconsolidated businesses           (1,541)            -
  Additions to property, plant and equipment        (6,938)      (10,983)
  Disposals of other assets                            121           132
                                                  --------      --------
  Net cash used in investing activities            (10,530)      (38,577)
                                                  --------      --------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings, net           3,000         3,473
  Increase in long-term borrowings                       -        25,000
  Payments on long-term borrowings                  (2,567)          (32)
  Proceeds from sale of common stock                   279           413
                                                  --------      --------
  Net cash provided by financing activities            712        28,854
                                                  --------      --------

  Effect of exchange rate changes on cash
  and cash equivalents                                (289)         (289)

Net increase (decrease) in cash
and cash equivalents                                 1,534          (952)

Cash and Cash Equivalents at Beginning of Period     8,093         6,330
                                                  --------      --------

Cash and Cash Equivalents at End of Period        $  9,627      $  5,378
                                                  ========      ========

Cash paid for interest                            $  1,231      $  1,459

Cash paid for taxes                               $    724      $  1,492

Non-cash transactions:
  Net assets acquired for fair value
  of common stock                                 $      -      $ 15,469
  Net assets acquired under purchase commitment   $    366      $      -

-See notes to condensed consolidated financial statements.


                                      - 6 -

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  -  Basis of Presentation
           ---------------------

The condensed consolidated financial statements for the three and nine month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2001 Annual Report to shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The results for the nine month period ended March 31, 2001 include eight months of operations of Laser Power Corporation.


Note B  -  Inventories
           -----------

The components of inventories are as follows ($000):

                               March 31,       June 30,
                                 2002            2001
                               ---------       --------

             Raw materials     $   5,481       $  6,173
             Work in progress      7,750          8,680
             Finished goods        5,656          5,929
                               ---------       --------

                               $  18,887       $ 20,782
                               =========       ========


Note C  -  Property, Plant and Equipment
           -----------------------------

Property, plant and equipment (at cost or valuation) consist of the following ($000):

                                   March 31,        June 30,
                                     2002             2001
                                   ---------        --------

  Land and land improvements       $   1,715        $  1,715
  Buildings and improvements          25,322          24,426
  Machinery and equipment             76,589          68,217
                                   ---------        --------
                                     103,626          94,358

  Less accumulated depreciation       42,531          36,327
                                   ---------        --------

                                   $  61,095        $ 58,031


Note D  -  Debt
           ----

The Company has a $45.0 million secured credit agreement. This facility has a five-year life and contains term and line of credit borrowing options. This facility is secured by certain assets of the Company and is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of March 31, 2002 was 3.11%. As of March 31, 2002, the total borrowings under this facility of $35.0 million consisted of $22.5 million under the term loan option and $12.5 million under the line of credit option.


                                      - 7 -

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note E  -  Earnings Per Share
           ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                                    Three Months Ended               Nine Months Ended
                                         March 31,                       March 31,
(000 except per share data)         2002          2001               2002         2001
-----------------------------    ---------     ---------          ---------     ----------
Net earnings                     $  1,164      $  2,435           $  5,248      $ 6,738
Divided by:
  Weighted average shares          13,983        13,886             13,945       13,684
-----------------------------    ---------     ---------          ---------     ----------
Basic earnings per share         $   0.08      $   0.18           $   0.38      $  0.49
-----------------------------    ---------     ---------          ---------     ----------

Net earnings                     $  1,164      $  2,435           $  5,248      $ 6,738
Divided by:
  Weighted average shares          13,983        13,886             13,945       13,684
  Dilutive effect of
  common stock equivalents            391           382                392          447
-----------------------------    ---------     ---------          ---------     ----------
  Diluted weighted average
  common shares                    14,374        14,268             14,337       14,131
Diluted earnings per share       $   0.08      $   0.17           $   0.37      $  0.48
-----------------------------    ---------     ---------          ---------     ----------


Note F  -  Comprehensive Income
           --------------------

The components of comprehensive income were as follows for the periods indicated ($000):


                                    Three Months Ended               Nine Months Ended
                                         March 31,                       March 31,
(000 except per share data)         2002          2001               2002         2001
-----------------------------    ---------     ---------          ---------     ----------
Net income                       $  1,164      $  2,435           $  5,248      $  6,738

Foreign currency
translation adjustments               (48)         (222)               149          (215)
-----------------------------    ---------     ---------          ---------     ----------

Comprehensive income             $  1,116      $  2,213           $  5,397      $  6,523
-----------------------------    ---------     ---------          ---------     ----------


Note G  -  Segment Reporting
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


                                      - 8 -

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note G  -  Segment Reporting - Continued
           -----------------------------

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                          Three Months Ended March 31, 2002
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
-----------------------------   ----------       ---------      -----------       ------

Net revenues                    $  18,550        $   1,521      $   7,370      $  27,441
Income (loss) from operations       2,507             (472)          (419)         1,616
Interest expense                        -                -              -            313
Other (income), net                     -                -              -           (353)
Earnings before income taxes            -                -              -          1,656

Depreciation and amortization       1,494              183            473          2,150
Capital expenditures                1,233              262            216          1,711

Goodwill, net                       1,698                -         27,060         28,758
Segment assets                     87,609            9,314         53,793        150,716

                                          Three Months Ended March 31, 2001
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
-----------------------------   ----------       ---------      -----------       ------

Net revenues                    $  21,561        $   2,541      $   8,429      $  32,531
Income (loss) from operations       3,587             (169)         1,095          4,513
Interest expense                        -                -              -            657
Other expense, net                      -                -              -            180
Earnings before income taxes            -                -              -          3,676

Depreciation and amortization       1,592              181            804          2,577
Capital expenditures                3,757              169            262          4,188

Goodwill, net                       1,726                -         32,028         33,754
Segment assets                     82,922            7,958         56,112        146,992


                                          Nine Months Ended March 31, 2002
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
-----------------------------   ----------       ---------      -----------       ------

Net revenues                    $   54,763       $   5,076      $   23,741     $   83,580
Income (loss) from operations        8,569            (975)             75          7,669
Interest expense                         -               -               -          1,213
Other (income), net                      -               -               -         (1,013)
Earnings before income taxes             -               -               -          7,469

Depreciation and amortization        4,484             541           1,488          6,513
Capital expenditures                 5,179             853             906          6,938


                                     - 9 -

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note G  -  Segment Reporting - Continued
           -----------------------------


                                          Nine Months Ended March 31, 2001
                                --------------------------------------------------------
                                  Optical        Radiation      Laser Power
                                Components       Detectors      Corporation       Totals
-----------------------------   ----------       ---------      -----------       ------

Net revenues                    $  62,048        $   6,402      $  22,532      $  90,982
Income (loss) from operations      11,152           (1,011)         2,614         12,755
Interest expense                        -                -              -          1,831
Other expense, net                      -                -              -            790
Earnings before income taxes            -                -              -         10,134

Depreciation and amortization       3,776              518          1,987          6,281
Capital expenditures                9,882              289            811         10,982



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

The Company recorded the fair value of contracts with a notional amount of approximately $2.0 million as of March 31, 2002 on the statement of financial position. The Company has elected not to account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. For the three and nine months ended March 31, 2002 and 2001, the change in the fair value of these contracts increased net earnings by $11,000 and $50,000, respectively. For the nine months ended
March 31, 2002 and 2001, the change in the fair value of these contracts (decreased) increased net earnings by $(10,000) and $89,000, respectively.

To satisfy certain provisions of its line of credit facility, on March 6, 2002 the Company entered into a one-year interest rate cap expiring March 6, 2003, with a notional amount of $12.5 million replacing an interest rate collar that expired on March 5, 2002. These agreements were entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. At March 31, 2002 the one-month LIBOR rate was 1.87%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133, and recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The combined effect of these instruments increased net earnings for the three and nine months ended March 31, 2002 by approximately $71,000 and $42,000 respectively. The effect of the interest rate collar on net earnings for the quarter ended March 31, 2001 was immaterial.


                                     - 10 -



































































































II-VI Incorporated and Subsidiaries



Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note I -  New Accounting Pronouncements
          -----------------------------

Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", was effective for the Company as of July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The statement requires the initial recognition and measurement of goodwill and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS 141 had no financial impact on the financial statements of the Company for the three and nine months ended March 31, 2002.

SFAS 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. As of March 31, 2002 and 2001, the Company had goodwill, net of accumulated amortization, of $28,758,000 and $33,754,000, respectively, which is subject to the transitional assessment provisions of SFAS 142. The Company completed its initial step of the transition impairment test prior to December 31, 2001. The results of this test indicated that the Company's goodwill was not impaired as of June 30, 2001, therefore, no impairment loss was recorded.

During the third quarter of fiscal 2002, the Company reduced the goodwill associated with its acquisition of Laser Power Corporation by $478,000. The reduction in goodwill resulted from the benefits associated with costs incurred in connection with the acquisition.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. The following fiscal 2001 pro forma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to exclude goodwill amortization:



                                       Three Months Ended        Nine Months Ended
                                           March 31,                  March 31,
                                       ------------------------------------------
(000 except per share data)            2002          2001        2002        2001
---------------------------            ------      ------        ------    ------

Net earnings                           $1,164      $2,435        $5,248    $6,738
Add:  Goodwill amortization                 -         439             -     1,151
---------------------------            ------      ------        ------    ------
Adjusted net income                    $1,164      $2,874        $5,248    $7,889
                                       ======      ======        ======    ======

Basic earnings per share               $0.08       $0.18         $0.38     $0.49
Add:  Goodwill amortization                -        0.03             -      0.08
---------------------------            ------      ------        ------    ------
Adjusted basic earnings per share      $0.08       $0.21         $0.38     $0.57
                                       ======      ======        ======    ======

Diluted earnings per share             $0.08       $0.17         $0.37     $0.48
Add:  Goodwill amortization                -        0.03             -      0.08
---------------------------            ------      ------        ------    ------
Adjusted diluted earnings per share    $0.08       $0.20         $0.37     $0.56
                                       ======      ======        ======    ======


                                     - 11 -

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note I -  New Accounting Pronouncements - Continued
          -----------------------------------------

SFAS 143, "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after une 15, 2002. The Company is currently evaluating the impact that this Statement will have on the Company's financial position or results of operations.

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


                                      - 13 -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings for the third quarter of fiscal 2002 were $1,164,000 ($0.08 per share-diluted) on revenues of $27,441,000. This compares to net earnings of $2,435,000 ($0.17 per share-diluted) on revenues of $32,531,000 in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, net earnings were $5,248,000 ($0.37 per share-diluted) on revenues of $83,580,000. This compares with net earnings of $6,738,000 ($0.48 per share-diluted) on revenues of $90,982,000 for the same period last fiscal year. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, but instead be tested annually for impairment. Comparable results for the quarter and nine months ended March 31, 2001, excluding the amortization of goodwill, were net earnings of $2,874,000 ($0.20 per share-diluted) and $7,889,000 ($0.56 per share-diluted), respectively. See Note I of the Notes to the Condensed Consolidated Financial Statements.

Order bookings for the third quarter of fiscal 2002 were $36,467,000 compared to $33,385,000 for the same period last fiscal year, an increase of 9%. Bookings for contract research and development for the third quarter of fiscal year 2002 were $2,236,000 compared to $497,000 for the same period last fiscal year. For the quarter, bookings for laser optics and component products decreased approximately 5%, bookings for the eV PRODUCTS division increased approximately 30% and bookings for Laser Power Corporation increased approximately 15%. The overall increase in order bookings for the third quarter of fiscal 2002 as compared to the prior period was driven by several one-year blanket orders recorded by the eV PRODUCTS division, significant military orders booked at Laser Power Corporation and contract bookings for the development of Silicon Carbide.

Order bookings for the nine months ended March 31, 2002 were $89,453,000 compared to $100,826,000 for the same period last fiscal year, a decrease of 11%. Bookings for contract research and development for the nine months ended March 31, 2002 were $8,706,000 compared to $3,326,000 for the same period last fiscal year. For the nine months ended
March 31, 2002, bookings for laser optics and component products decreased approximately 15%, bookings for the eV PRODUCTS division decreased approximately 15%, and bookings for Laser Power Corporation were approximately $29,124,000 for the nine months ended March 31, 2002 compared to approximately $31,095,000 for eight months of the same period of the prior fiscal year. The overall decrease in order bookings for the nine months ended March 31, 2002 as compared to the same period last fiscal year was driven by the weak worldwide economy and industrial demand.

Revenues for the third quarter of fiscal 2002 decreased 16% to $27,441,000 compared to $32,531,000 for the same period last fiscal year. For the quarter, revenues from laser optics and component products decreased by approximately 15%, revenues from the eV PRODUCTS division decreased by approximately 40% and revenues from Laser Power Corporation decreased approximately 15%. The overall decrease in revenues for the third quarter of fiscal 2002 as compared to the prior period was due to the weak worldwide economy and, more specifically, lower industrial demand, which also impacted the Company's bookings. Lower industrial capital spending and lower industrial production has decreased the demand for the Company's laser optics and component products.

Revenues for the nine months ended March 31, 2002 decreased 8% to $83,580,000 from $90,982,000 for the same period last fiscal year. Revenues from laser optics and component products decreased approximately 10%, revenues from the eV PRODUCTS division decreased approximately 20% and revenues from Laser Power Corporation were approximately $23,741,000 for the nine months ended March 31, 2002 compared to approximately $22,532,000 for eight months of the same period of the prior fiscal year. The overall decrease in revenues for the third quarter of fiscal 2002 as compared to the prior period was due to the weak worldwide economy and, more specifically, lower industrial demand, which also impacted the Company's bookings. Lower industrial capital spending and lower industrial production has decreased the demand for the Company's laser optics and component products.

Manufacturing gross margin for the third quarter of fiscal 2002 was $8,034,000 or 31% of revenues compared to $11,299,000 or 36% of revenues for the same period last fiscal year. For the nine months ended
March 31, 2002, manufacturing gross margin was $25,638,000 or 33% of revenues compared to $33,151,000 or 38% of revenues for the same period last fiscal year. The reduction in gross margin percentage for the quarter and nine month periods is a result of lower sales volume and lower gross margins at the Company's Laser Power Corporation and VLOC subsidiaries.


                                      - 13 -

Additionally, due to the weak worldwide economy causing a slowdown in the industrial business, the Company has been using its capacity to take on more military business which is, in general, lower margin and more technically challenging work. The lower gross margins at Laser Power Corporation were due to production issues related to certain development projects. The lower gross margins at the VLOC subsidiary were due to non-recurring production issues encountered primarily in the first fiscal quarter.

Company-funded internal research and development expenses for the third quarter of fiscal 2002 were $1,153,000 or 4% of revenues compared to $1,088,000 or 3% of revenues for the same period last fiscal year. For the nine months ended March 31, 2002, internal research and development expenses were $3,488,000 or 4% of revenues compared to $3,246,000 or 4% of revenues for the same period last fiscal year. These expenditures for the quarter and nine month periods reflect an accelerated pace of silicon carbide crystal growth technology development and an increase in near-term research and development costs as a result of the acquisition of the Litton Systems, Inc. Silicon Carbide Group. These expenditures also include corporate research and development activities in addition to the research and development activities of eV PRODUCTS.

Selling, general and administrative expenses for the third quarter of fiscal 2002 were $4,824,000 or 18% of revenues compared to $6,083,000 or 19% of revenues for the same period last fiscal year. For the nine months ended March 31, 2002, selling, general and administrative expenses were $15,345,000 or 18% of revenues compared to $18,590,000 or 20% of revenues for the same period last fiscal year. The dollar and percentage decreases for the current quarter and nine month period as compared to the same periods last fiscal year reflect the addition of Laser Power Corporation and the elimination of certain redundant expenses, as well as expense and manpower reductions in these areas.

Interest expense for the third quarter of fiscal 2002 was $313,000 compared to $657,000 for the same period last fiscal year. For the nine months ended March 31, 2002, interest expense was $1,213,000 compared to $1,831,000 for the same period last fiscal year. The decrease in interest expense reflects the combination of a decrease in interest rates for the current quarter and nine month period and the favorable recording of the unrealized change in the fair value of the Company's interest rate protection agreements for the March 31, 2002 quarter as compared to the same periods last fiscal year.

Other income for the third quarter of fiscal 2002 of $353,000 compared to other expense of $180,000 for the same period last fiscal year. For the nine months ended March 31, 2002, other income was $1,013,000 compared to other expense of $790,000 for the same period last fiscal year. The change for the current quarter and nine month period was primarily due to net foreign currency gains as a result of the dollar's performance relative to other currencies compared to foreign currency losses in the same periods of the prior fiscal year. Other income for the quarter includes approximately $366,000 of income derived from the transfer of crystal growth assets as settlement of a customer's inability to fulfill its purchase requirements to the Company. The balance of the other income for the current quarter and nine month period was derived from royalty income and interest income.

For fiscal 2002, the Company's year-to-date effective income tax rate is 30% compared to an effective income tax rate of 33% for the same period last fiscal year. The income tax rate primarily reflects the continued benefit from international related tax opportunities from the Company's Asian operations.

For the fourth quarter of fiscal 2002, the Company is currently forecasting revenues and income from operations to be consistent with the just completed third quarter of fiscal 2002 and earnings per share to range from $0.07 to $0.11. The Company currently expects revenues and income from operations for fiscal 2002 to be lower than the prior fiscal year by approximately 10% and 25%, respectively. Actual results may differ from these forecasts due to factors such as changes in product demand, competition and general economic conditions.


Liquidity and Capital Resources
-------------------------------

In the first nine months of fiscal 2002, cash generated from operations of $11.6 million and proceeds from an increase in borrowings of $3.0 million were used primarily to fund an investment of $6.9 million in property, plant and equipment, to finance a $1.5 million investment for a 33% ownership of a key supplier to the Company, to acquire for $2.2 million the Litton Systems, Inc. Silicon Carbide Group and to pay down $2.6 million due on the term loan. Cash transactions for the first nine months of fiscal 2002 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $9.6 million at March 31, 2002.


                                     - 14 -

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


                                     - 15 -

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy.

For the quarter ended March 31, 2002, the Company decreased its borrowings by $1.7 million. As of March 31, 2002, the total borrowings of $37.3 million primarily include $22.5 million under the term loan option and $12.5 million under the line of credit option. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $95,000 and $286,000 for the three and nine month periods ended March 31, 2002, respectively.

To satisfy certain provisions of its line of credit facility relating to mitigating interest rate risk, on March 6, 2002 the Company entered into an interest rate cap for a one-year period with a notional amount of $12.5 million. See Note H of the Notes to Condensed Consolidated
Financial Statements.


                                     - 16 -

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits.

               None

         (b)  Reports on Form 8-K.

               None


                                     - 17 -

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    II-VI INCORPORATED
                                    (Registrant)




Date:  May 14, 2002                 By:    /s/ Carl J. Johnson
                                               Carl J. Johnson
                                   Chairman and Chief Executive Officer




Date:  May 14, 2002                 By:    /s/ Craig A. Creaturo
                                               Craig A. Creaturo
                                                   Treasurer


                                     - 18 -