Form 10-K
period 2002-06-30
II-VI INC
filed 2002-09-27
CIK 820318

FORM 10-K

                              United States
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X]  Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                 for the fiscal year ended June 30, 2002

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

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 10, 2002, was approximately $144,552,000 based on the closing sale price reported on the Nasdaq National Market for September 10, 2002. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 10, 2002, was 14,040,374. All share and per share information included in this Form 10-K reflects the two-for-one stock split effected on September 20, 2000.

             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, which will be issued in connection with the 2002 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

                 Forward-Looking Statements

     This annual report on Form 10-K (including certain information incorporated herein by reference) contain forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency hedging. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

     Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. Other important factors and uncertainties include, but are not limited to the Risk Factors set forth in Item 7.

                                 PART I
ITEM 1.  BUSINESS

Introduction

     II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries: VLOC Incorporated; II-VI Delaware, Incorporated; II-VI Holdings B.V.; II-VI Japan Incorporated; II-VI Singapore Pte., Ltd.; II-VI Acquisition Corp.; II-VI Optics (Suzhou) Co. Ltd.; II-VI International Pte., Ltd.; II-VI U.K. Limited; and Laser Power Corporation and its wholly-owned subsidiaries: EMI Acquisition Corporation; Exotic Materials, Incorporated; Laser Power Optics de Mexico S.A. de C.V.; Laser Power Europe N.V.; and Laser Power FSC, Ltd. eV PRODUCTS operates as a division of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated." The majority of our revenues are attributable to the sale of optical components for the industrial laser processing industry.

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

     Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2002 is set forth on the Consolidated Statements of Earnings and on Note J of the Company's Consolidated Financial Statements included in this Form 10-K.

General Description of Business

     We develop, manufacture and market high technology materials and derivative products for precision use in industrial, medical, telecommunications, military and aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection, military and telecommunication components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical products to the heart of our customer's assembly lines for products such as high power laser material processing systems, military fire control and missile guidance devices and advanced medical x-ray systems. We believe we are a market leader for high power (CO2) and YAG laser optical elements, military infrared optical components, and x-ray and gamma ray detectors for both the medical and nuclear radiation industries.

     Our United States production operations are located in Pennsylvania, Florida, California and New Jersey and our international production operations are based in Singapore, China, Mexico and Belgium. In addition to sales offices at each of our manufacturing sites we have sales and marketing subsidiaries in Japan and the United Kingdom. Approximately 39% of our revenues are for product sales outside of the United States.

     Our primary products are key optical and optoelectronic components used in the laser, military and nuclear radiation detection industries.

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

     - Our military infrared products include targeting and navigation systems that utilize advance optical materials. The vertical integration of our manufacturing processes for these military applications provides us with a significant competitive advantage.

     - Nuclear radiation detector products are based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These detectors are attractive to customers due to the increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

     We are at the forefront of advanced material growth research, development and high volume production. Over the past five years we have expanded our material growth development to include single crystal Silicon Carbide (SiC) for use in blue and green Light Emitting Diodes (LEDs), diode lasers and high performance electronics. In fiscal 2002, we acquired the Litton Systems Inc. Silicon Carbide Group to complement the Company's SiC development activities and to accelerate our product to market. Significant progress has been made in this relatively short development period and at the present time we are working closely with potential customers to qualify and further develop our products.

Our Markets

     Our business is comprised of four markets:

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

     4) Development of single crystal growth and fabrication of Silicon Carbide (SiC) substrates for use in the manufacture of devices such as high temperature electronics and blue and green high brightness LEDs by our Wide Band Gap (WBG) group.

     Our reportable segments, in accordance with Statement of Financial Accounting Standards No. 131, ''Disclosures About Segments of an Enterprise and Related Information,'' currently are optical components (which encompasses markets 1 and 4 above), radiation detectors (which is market 2 above) and the Company's Laser Power Corporation subsidiary (which is market 3 above).

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

     Solid-State Radiation Detection Market. Solid-state radiation detectors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging or industrial gauging/inspection, security and monitoring equipment. In an increasing number of applications, the use of gamma- or x-ray radiation enables more rapid and accurate measurement of medical conditions, industrial quality and early detection and identification of nuclear materials and threatening objects. Solid-state detectors based on CdZnTe are making inroads against older, more established technologies such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. CdZnTe detectors have already been substituted for these older technologies in applications where increased accuracy, simpler operation, portability and lower cost are required. CdZnTe is beginning to enable new medical, industrial and security/monitoring applications not feasible with the older technologies and is used routinely in cancer probes, bone densitometry systems and process control systems.

     We believe the annual worldwide market for all solid-state radiation detectors is currently over $250 million and growing at 10% per year. Digital radiography (the recording of digital x-ray images) represents the largest market segment followed in order by nuclear medicine (the detection or imaging of radioactively tagged materials in the body), industrial gauging, radiation monitoring and nuclear safeguards/non-proliferation. Presently, we believe that the addressable CdZnTe market has grown to represent $50 million of the worldwide solid-state radiation detector market.
     During the next several years, the performance of CdZnTe and other solid-state detectors will be improved through additional research and development, creating the potential for digital imaging to replace x-ray film in a myriad of traditional radiography applications.

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

     The U.S. government is directing several research and development programs to field defensive anti-missile systems using laser technology. An example of such programs is the Air Borne Laser (ABL) program. These programs require high performance coatings that must withstand extremely high laser energies and must be reliably coated onto large aperture optics including windows, domes and mirrors.

     Silicon Carbide Electronic Materials Market. Silicon carbide is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities in applications that are rapidly emerging at the high-performance end of the optoelectronic, telecommunication, power distribution and transportation markets. Silicon carbide has certain inherent physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide, including the ability to operate at up to 400 degrees Centigrade (750 degrees Fahrenheit) and the capability to conduct up to twice the amount of heat away from operating devices. Typically, either silicon carbide or gallium nitride layers are deposited on a silicon carbide substrate and the desired optoelectronic or electronic devices are fabricated in the resulting material structure. Silicon carbide based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices while gallium nitride based structures are already standard for the manufacture of blue and green light emitting diodes and blue laser diodes.

     We believe that wide band gap semiconductor devices incorporating silicon carbide materials technology will penetrate a wide range of applications in the optoelectronic, telecommunication, power distribution and transportation markets during the next decade. For instance, blue and green LEDs built on silicon carbide substrates offer the promise of higher output power than devices currently built on less expensive but thermally insulating sapphire substrates. The realization of this promise will establish silicon carbide substrates as an important building block in high brightness computer driven signs or displays, in high brightness automotive lighting and in the replacement of incandescent and eventually fluorescent lighting by high power, high efficiency solid-state lamps. High power, high frequency silicon carbide microwave devices promise to rival gallium arsenide devices in telecommunication base station transmitters and silicon devices in both commercial and military air traffic radar applications. Silicon carbide high power, high-speed switching devices promise to improve the performance and reliability of utility transmission and distribution systems and for motor controls in a wide variety of applications. These devices could also play a key role in the evolution of the electric car.

Our Strategy

     Our strategy is to build businesses with world-class, high technology materials capabilities at their core. The following current business activities follow this model: CO2 and infrared optics based on Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS), near infrared and visible laser components based on YAG and Yttrium Lithium Fluoride (YLF), and solid-state radiation detectors based on CdZnTe. Consistent with this strategy, our initiative to enter the optoelectronic and electronic substrates business is predicated on the establishment of Silicon Carbide (SiC) capabilities. In every case, we subsequently manufacture precision parts and components from these materials using established but evolving expertise in low damage surfacing and micro fabrication, thin-film coating, and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. In addition, industry leading product quality and delivery performance allows us to achieve comparatively high operating margins in major segments of our business. We intend to capitalize on the execution of this proven model and continually gain market share for laser optics and components, solid-state radiation detectors, telecommunication devices and optoelectronic/electronic materials and substrates.

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

     - Continue Extension of Technology Leadership in the Gamma- and
       X-ray Detector Field.   We believe our eV PRODUCTS division is
       the leader in the manufacture of solid-state gamma- and x-ray detector devices and components. CdZnTe handheld probes in the medical field allow the introduction of new cancer location techniques. CdZnTe based imaging arrays are being introduced in nuclear medicine. CdZnTe is being developed for real time x-ray radiography, which will allow a physician to view relevant parts of the body in real time using a fraction of the x-ray dose required with film. In addition, CdZnTe is drawing attention from the Transportation Safety Administration (TSA) for use in baggage and package inspection systems. Our eV PRODUCTS division is working on these medical, industrial and security applications with market leaders worldwide. The high pressure Bridgman growth process for producing CdZnTe is a materials expertise unique to the Company.

     - Utilize Proven Materials Growth Expertise to Perfect Silicon
       Carbide (SiC).   We are a proven provider of hard to grow
       materials and opto-electronic crystals. We intend to leverage our skills and experiences in commercially producing ZnSe, ZnS, CdZnTe, YAG and YLF to move rapidly forward with our SiC development program. We intend to gain market share and become a reliable second source of SiC substrates to the worldwide marketplace. We will utilize our low damage fabrication experience and exacting metrology in achieving this position.

Our Products

     Our products include optical, optoelectronic and electronic materials, devices and components for use in laser, detection, military, telecommunication and advanced electronic and optoelectronic applications. These products are sold to laser system manufacturers and end-users, military laser system and defense suppliers, manufacturers of nuclear radiation detection systems and component suppliers to the optoelectronic and electronic industries.

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

     Additionally, we supply replacement optics and refurbishing services to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain efficient laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide.

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

     Solid-State Radiation Detectors. We design, manufacture and market CdZnTe room temperature, solid-state radiation detectors combined with custom-designed low noise electronics and imbedded systems. New and expanding applications in industry, medicine, security and research are fueling increased demand for our products. Our solid-state CdZnTe nuclear radiation detectors are attractive because of their reduced size, improved ruggedness, and lower voltage requirements as compared to traditional detectors based on scintillator/photomultiplier or cooled germanium technologies.

     CdZnTe-based imaging arrays can be used in both nuclear medicine (internally emitted gamma-rays) and radiography (x-rays from an external source). In nuclear medicine, CdZnTe makes feasible a new generation of gamma cameras, offering much improved position sensitivity and the ability to produce images using lower doses of injected radioactivity. In radiography, higher density CdZnTe can provide much improved sensitivity to the higher x-ray energies used in some of the newer diagnostic techniques. Direct-read digital radiography cameras are being developed which, if successful, will allow the physician to view the relevant part of the body in real time, reducing the time required for diagnosis. In security applications, the unique properties of CdZnTe can provide additional information during a normal baggage scan that allow the system to not only show the image of a suspicious object, but more importantly, tell the operator the material or chemical composition of the item.

     Military Infrared Optics. We produce optics for military infrared systems including thermal imaging, night vision, targeting, and navigation systems. These optics comprise missile domes, electro-optical windows and assemblies and imaging lenses and filters. Our precision optical products utilize optical materials consisting of zinc selenide, zinc sulfide, germanium, silicon, sapphire, AMTIR, ALON, and Spinel. The vertical integration of our manufacturing gives us a unique capability to design, fabricate, coat, and assemble these complex systems in-house. These products are currently utilized on the M1 tank, Apache Helicopter, F-14 and F-16, military aircraft, and others, as well as future platforms including the Joint Strike Fighter
(JSF).

Research, Development and Engineering

     Our research and development effort calls for the pursuit of a program of internally funded and contract research and development totaling between 5 and 8 percent of product sales. From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with most government research programs. We are committed to accepting only funded research that ties closely to our growth plans.

     We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2002 we employed 148 people in research, development and engineering functions, 124 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

     During the past year, we have made focused investments in:

     - Silicon Carbide Substrate Technology: In fiscal 2002, we acquired the Litton Systems Inc. Silicon Carbide Group to complement the Company's SiC development activities. We presently have several crystal growth furnaces producing silicon carbide at both our Pennsylvania and New Jersey manufacturing facilities. In addition, slicing and substrate polishing facilities are in place and qualification products are being sampled by key customers.

     - Large Diameter YAG Manufacturing: Our research and development activities in this area are focused on producing materials that will accelerate the evolution of kilowatt-class YAG lasers. Achievements in process control and reliability are rapidly transferred into production at our Florida manufacturing facility, largely due to effective teamwork and crossover between our development and manufacturing personnel.

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

     The development of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions and trade secret laws to protect our proprietary rights. When faced with potential infringement, we have in the past and will continue to protect our rights.

     Research, development and engineering expenditures were $11.3 million, $8.1 million and $4.0 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. For these same periods, the customer and government funded portions of these expenditures were $7.6 million, $5.1 million and $1.7 million.

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

     Each of our product lines is responsible for their own worldwide marketing and sales functions, as follows:

     1) The laser component businesses share many common customers and sell through our subsidiaries II-VI Japan Incorporated and II-VI U.K. Limited as well as through a common distributor in most of Europe. In Germany, we recently established a new joint venture with L.O.T.-Oriel Laser Optik Technologie Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to distribute II-VI Incorporated and Laser Power Corporation products. (See Note M to the Consolidated Financial Statements.)

     2) The eV PRODUCTS marketing and sales initiative is handled through a direct sales force in the US coupled with manufacturers' representatives. An array of distributors and representatives are used throughout the rest of the world.

     3) The military infrared products marketing and sales initiative is handled through a direct sales force in the United States.

     4) The management and technical staff work closely with potential customers providing samples and deliverable products from our wide band gap wafer materials activities in SiC.

     Our sales force develops close relationships with our OEM and end-user customers worldwide. All divisions actively market their products through targeted mailings, telemarketing, select advertising and attendance at trade shows. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers' systems. As of June 30, 2002, we employed 60 individuals in sales, marketing and support.

Manufacturing Technology and Processes

     A majority of the products we produce depend on our ability to manufacture difficult optical, opto-electronic or electronic materials. The table below shows these key materials and the processes used to produce them.

                           Materials
Product Line               Produced        Growth Process Utilized
------------               ---------       -----------------------
- Laser Components         ZnSe and ZnS    Chemical Vapor Deposition
- Laser Components         YAG and YLF     Czochralski
- Solid-State Detectors    CdZnTe          High Pressure Bridgman and
                                             Conventional Bridgman
- SiC Substrates           SiC             Physical Vapor Transport
                                             and Axial Gradient
                                             Transport

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

     The network of our worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages. We believe our cost to produce our infrared and near infrared components are the lowest among all competitors. We employ numerous advanced manufacturing technologies and systems in all product-manufacturing facilities. These include automated CNC optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Producing products for use across the electromagnetic spectrum requires the capabilities to repeatedly produce products with high yields to tolerances in the nanometer range. We embody a technology and quality mindset that gives our customers the confidence to utilize our products in a just in time basis straight into the heart of their production lines.

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

     We have a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe is a division of Rohm and Haas Company. The competitors producing infrared and CO2 laser optics include Sumitomo in Japan and Ophir Optronics in Israel as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include the Poly-Scientific Division of the Northrop Grumman Component Technologies Sector and a division of Saint-Gobain. Competing producers of infrared optics for military applications are in-house fabrication and thin film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of CdZnTe and CdZnTe detectors include Acrorad in Japan and Imarad in Israel.

     In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that may compete with our products.

Bookings and Backlog

     We define our bookings during a fiscal period as incoming orders believed to be deliverable to customers in the next twelve months net of any order cancellations. Certain long-term research and development contracts exceeding twelve-month may be booked in their entirety, but in no event would exceed twenty-four months. For the year ended June 30, 2002, our bookings were $117.0 million compared to bookings of $132.7 million for the year ended June 30, 2001. We believe that the decrease in bookings was driven by the weak worldwide economy and industrial demand. Many large one-year blanket orders were not cancelled, but were pushed out three to six months due to weakened industrial demand.

     We define our backlog as customer orders available for shipment in the next twelve months and certain long-term research and development contracts not exceeding twenty-four months as of the end of the fiscal period. As of June 30, 2002, our backlog was $48.0 million compared to $44.7 million at June 30, 2001. The increase in backlog is primarily reflective of strong second half bookings, more specifically large one-year blanket orders recorded by the eV PRODUCTS division, significant military orders booked at the Laser Power Corporation and contract bookings for the development of Silicon Carbide.

Employees

     As of June 30, 2002, we employed 976 persons worldwide. Of these employees, 148 were engaged in research, development and engineering, 613 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. None of our employees are covered by a collective bargaining agreement, and we have never experienced any work stoppages. We have a long-standing policy of encouraging active employee participation in selected areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

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

     We hold six registered trademarks: the II-VI INCORPORATED (R) name; INFRAREADY OPTICS(R) for replacement optics for industrial CO2 lasers; EPIREADY(R) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; and eV PRODUCTS(R) for products manufactured by our eV PRODUCTS division; LASER POWER CORPORATION(R) name; MP-5(R) for low absorption coating technology. The trademarks are registered with the United States Patent and Trademark Office, but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.


ITEM 2. PROPERTIES

Facilities

     Our headquarters are located in Saxonburg, Pennsylvania, 25 miles north of Pittsburgh, on approximately 64 acres of land. This location contains several manufacturing facilities totaling 171,000 square feet. Our VLOC subsidiary maintains two manufacturing facilities in Florida, northwest of Tampa. These locations total 65,000 square feet. In addition, we lease manufacturing and office space in California, New Jersey, Mexico, Singapore, China, Japan, U.K. and Belgium totaling 184,000 square feet.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions are as follows:

      Name          Age                Position
      ----          ---                --------

Carl J. Johnson     60   Chairman, Chief Executive Officer and
                         Director
Francis J. Kramer   53   President, Chief Operating Officer and
                         Director
Herman E. Reedy     59   Vice President and General Manager of Quality
                         and Engineering
James Martinelli    44   General Manager of Laser Power Corporation
                         and Chief Financial Officer of II-VI
                         Incorporated
Craig A. Creaturo   32   Treasurer

     Carl J. Johnson, a co-founder of II-VI in 1971, serves as Chairman, Chief Executive Officer, and Director of II-VI. He served as President of II-VI from 1971 until 1985 and has been a Director since its founding and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois in 1969. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively. Dr. Johnson serves as a director of Xymox Technologies, Inc., and Armstrong Laser Technology, Inc.
     Francis J. Kramer has been employed by II-VI since 1983 and has been its President and Chief Operating Officer since 1985. Mr. Kramer has served as a Director of II-VI since 1989. Mr. Kramer joined II-VI as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by II-VI, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh in 1971 with a B.S. degree in Industrial Engineering and from Purdue University in 1975 with an M.S. degree in Industrial Administration.

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


                         High            Low
                         ----            ---
Fiscal 2002
    First Quarter      $17.25         $12.67
    Second Quarter     $18.05         $11.90
    Third Quarter      $19.10         $13.95
    Fourth Quarter     $15.78         $11.98

Fiscal 2001
    First Quarter      $28.50         $13.31
    Second Quarter     $23.38         $13.89
    Third Quarter      $17.69         $11.00
    Fourth Quarter     $17.50         $11.88

     On September 10, 2002, the last reported sale price for the Common Stock was $13.31 per share. As of such date, there were approximately 800 holders of record of the Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

Year Ended June 30,               2002       2001      2000      1999      1998
-------------------               ----       ----      ----      ----      ----
(000 except per share data)
Statement of Earnings
Net revenues                  $113,688   $123,334   $74,092   $62,014   $61,340
Net earnings                  $  7,264   $  9,491   $ 7,311   $ 5,463   $ 6,780
Basic earnings per share      $   0.52   $   0.69   $  0.57   $  0.43   $  0.53
Diluted earnings per share    $   0.51   $   0.67   $  0.55   $  0.42   $  0.51
Diluted weighted average
  shares outstanding            14,314     14,160    13,176    12,980    13,348
===========================   ========   ========   =======   =======   =======

Share and per share data for 2000, 1999 and 1998 were adjusted to reflect the two-for-one stock split in fiscal 2001.



June 30,                          2002       2001      2000      1999      1998
-------------------               ----       ----      ----      ----      ----
($000)
Balance Sheet
Working capital               $ 35,746   $ 33,976   $24,335   $17,590   $13,420
Total assets                   151,901    148,173    84,102    70,843    67,774
Total debt                      34,503     37,006     5,585     6,674     8,209
Retained earnings               61,451     54,187    44,696    37,385    31,922
Shareholders' equity            97,660     89,413    63,426    54,493    50,063
===========================   ========   ========   =======   =======   =======

For the five-year period ended June 30, 2002, no cash dividends were declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such a "expects," "anticipates," "believes," "intends," "plans, "projects," or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in Item 7.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note A of the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we made estimates and judgments which affect the results of our operations and the value of assets and liabilities we report. Our actual results may differ from these estimates.

We believe that the following summarizes critical accounting policies which require significant judgments and estimates in our preparation of our consolidated financial statements.

The Company records revenue, other than on long-term contracts, when a product is shipped. Revenue on long-term contracts is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. Losses on contracts are recorded in full when identified.

The Company records an allowance for doubtful accounts receivable including warranty reserves as a charge against earnings based on a percentage of actual historical product returns over the past twelve months. Additional reserve is estimated for potential non-collection of the receivable based on historical results. The Company has not experienced a non-collection of accounts receivable materially affecting the financial position or results of operations.

The Company records a slow moving inventory reserve as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the past twelve months.

The Company records bonus and profit sharing estimates as a charge against earnings based on a percentage of operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain bonuses are paid quarterly at a level of 75% of the current year to date operating income with final payment in August of the subsequent fiscal year. Other bonuses and profit sharing are paid annually in August of the subsequent fiscal year.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.

RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

NET EARNINGS Net earnings decreased 23% in fiscal 2002 to $7.3 million from $9.5 million in fiscal 2001. The major contributor to the net earnings decrease was the general softening of demand for laser optics and component products in the industrial sector impacted by the weak worldwide economy.

BOOKINGS Bookings decreased 12% to $117.0 million in fiscal 2002 compared to $132.7 million in fiscal 2001. Order backlog increased 7% to $48.0 million at June 30, 2002 from $44.7 million at June 30, 2001 as a result of bookings outpacing shipments in fiscal 2002. The increase in backlog is primarily due to strong second half bookings, more specifically large orders recorded by significant military orders booked at Laser Power Corporation, blanket orders recorded by eV PRODUCTS division and contract bookings for the development of Silicon Carbide. Manufacturing orders comprised 93% of the backlog at June 30, 2002. Manufacturing bookings decreased by approximately $16.1 million while contract research and development bookings increased by approximately $0.1 million. Bookings for laser optics and component products decreased approximately 15%, primarily driven by delays in EOM and aftermarket orders caused by a slowdown in the industrial sector. Bookings for Laser Power Corporation were $37.4 million for the fiscal year ended June 30, 2002 compared to $39.0 million for eleven months ended June 30, 2001 during which period Laser Power Corporation was owned by the Company. The overall decrease in the Laser Power Corporation bookings was due to a decrease in commercial bookings more than offsetting an increase in military bookings. Bookings for the eV PRODUCTS division decreased approximately 30% due to the absence of orders to replace fiscal year 2001 high volume orders such as the NASA swift telescope program and Neoprobe bone densitometry. Bookings for the Silicon Carbide development activities of the WBG group were $2.3 million.

REVENUES Revenues decreased 8% to $113.7 million in fiscal 2002 compared to $123.3 million last fiscal year. Revenues for laser optics and component products decreased approximately 10% due to lower shipments of industrial laser OEM and aftermarket sales from sluggish industrial worldwide demand, revenues from the eV PRODUCTS division decreased approximately 30% from the absence in sales to replace the fiscal year 2001 volume sales primarily in the medical sector, and the Company recorded revenues from Laser Power Corporation of approximately $32.5 million for the fiscal year ended June 30, 2002 compared to $31.1 million for eleven months ended June 30, 2001.

COSTS AND EXPENSES Manufacturing gross margin was $36.3 million or 34% of net revenues in fiscal 2002 compared to $46.1 million or 39% of net revenues in fiscal 2001. The dollar and percentage decrease was attributable to lower sales volume. The decrease in the gross margin percentage was also driven by a shift in the product mix during the past few quarters. As the industrial business has slowed, the Company has taken on more military business which historically has lower margins.

Contract research and development gross margin was $0.7 million or 9% of contract research and development revenues in fiscal 2002 compared to $1.5 million or 29% of contract research and development revenues in fiscal 2001. The gross margin was negatively impacted during the year as Laser Power Corporation and, more specifically, the Large Optics Coating Facility, encountered continued production issues related to several developmental contracts.

Company-funded internal research and development remained relatively unchanged at $4.4 million in fiscal 2002 from $4.5 million in fiscal 2001. In general, internal research and development expense reflects increased efforts focused on Silicon Carbide crystal growth technology and processing development, the Company's corporate research and development activities and the research and development activities of eV PRODUCTS.

Selling, general and administrative expenses were $21.2 million or 19% of revenues in fiscal 2002 compared to $24.8 million or 20% of revenues in fiscal 2001. This dollar and percentage decrease is attributable to the elimination of certain redundant expenses, as well as, expense and manpower reductions due to decreased manufacturing demand during fiscal 2002.

Other expense was $0.4 million in fiscal 2002 compared to $1.4 million in fiscal 2001. The other expense decrease was primarily due to the absence of approximately $1.5 million of goodwill amortization incurred in fiscal 2001 (see Note E to the Consolidated Financial Statements) and foreign currency gains in 2002 as compared to losses in fiscal 2001. The overall decrease was partially offset by fiscal 2002 charges related to the closing of operations of Laser Power Corporation in Mexico of $0.4 million, costs related to consolidating several of the Company's European distribution arrangements of $0.4 million, and the write-off of certain crystal growth equipment and technology of $0.7 million.

Interest expense was $1.4 million in fiscal 2002 compared to $2.3 million in fiscal 2001. The decrease in interest expense was primarily due to the lower borrowings and continuing decrease of the Company's LIBOR based interest rate as compared to fiscal 2001. The Company's weighted average interest rate was approximately 37% lower at June 30, 2002 as compared to the previous year. Scheduled quarterly payments on the term loan component of the Company's credit agreement began in fiscal 2002.

The effective corporate income tax rate was 24% in fiscal 2002 compared to 35% in fiscal 2001. The decrease in the effective income tax rate reflects the favorable mix of worldwide earnings from the Company's focus on increased manufacturing in China and Singapore where tax rates are lower than the United States.

Fiscal 2001 Compared to Fiscal 2000

NET EARNINGS Net earnings increased 30% in fiscal 2001 to $9.5 million from $7.3 million in fiscal 2000. The major contributor to the net earnings increase were higher revenues. Each contributor is explained further in this section.

BOOKINGS Bookings increased 60% to $132.7 million in fiscal 2001 compared to $83.0 million in fiscal 2000. Order backlog increased 64% to $44.7 million at June 30, 2001 from $27.2 million at June 30, 2000 as a result of bookings outpacing shipments in fiscal 2001 and the addition of Laser Power Corporation. Manufacturing orders comprised 96% of the backlog at June 30, 2001. Manufacturing bookings increased by approximately $50.3 million, of which $39.0 million was attributable to Laser Power Corporation, while contract research and development bookings decreased by approximately $0.2 million.
Bookings for laser optics and component products increased approximately 15% and bookings for the eV PRODUCTS division increased approximately 15%. These increases were attributable to strong demand for the Company's laser optics and component products and continued acceptance of products of the eV PRODUCTS division.

REVENUES Revenues grew 66% to $123.3 million in fiscal 2001 compared to $74.1 million last fiscal year. Revenues for laser optics and component products increased approximately 20% due to continued strong demand for infrared optics products, revenues from the eV PRODUCTS division increased approximately 53% due to successful market launches and other new product acceptance in the marketplace, and the Company recorded revenues from Laser Power Corporation of approximately $31.1 million.

COSTS AND EXPENSES Manufacturing gross margin was $46.1 million or 39% of net revenues in fiscal 2001 compared to $30.9 million or 43% of net revenues in fiscal 2000. The dollar increase was attributable to higher sales volume at all three of the Company's segments. Increased sales included infrared optics and materials, detector products at the eV PRODUCTS division, and sales from Laser Power Corporation. The decrease in gross margin as a percentage of net sales reflects the addition of Laser Power Corporation which has historically lower gross margins than the Company.

Contract research and development gross margin was $1.5 million or 29% of contract research and development revenues in fiscal 2001 compared to $0.5 million or 28% of contract research and development revenues in fiscal 2000. The Company has increased the amount of contract research and development projects it undertakes and plans to increase this amount over the foreseeable future.

Company-funded internal research and development increased to $4.5 million in fiscal 2001 from $2.8 million in fiscal 2000. The Company continues to expand its internal research and development projects, including projects associated with developing nuclear radiation detectors at the eV PRODUCTS division, infrared optics and materials, and silicon carbide at the Company's optical components businesses.

Selling, general and administrative expenses were $24.8 million or 20% of revenues in fiscal 2001 compared to $18.2 million or 25% of revenues in fiscal 2000. This dollar increase is attributable to the addition of the selling, general and administrative expenses of the Company's Laser Power Corporation subsidiary, increased employment costs associated with new employees, increased payroll expense attributable to the Company's worldwide profit driven bonus programs, and increased sales and marketing efforts. The decrease in selling, general and administrative expenses as a percentage of net revenues reflect the addition of Laser Power Corporation and revenue improvements from the eV PRODUCTS division and the Company's VLOC subsidiary with limited corresponding increases to selling, general and administrative expenses.

Other expense was $1.4 million in fiscal 2001 compared to other expense of $0.2 million in fiscal 2000. The increase in other expense was primarily attributable to the amortization of goodwill related to the purchase of Laser Power Corporation.

Interest expense was $2.3 million in fiscal 2001 compared to $0.3 million in fiscal 2000. The increase in interest expense was the direct result of additional borrowings in connection with the purchase of Laser Power Corporation.

The effective corporate income tax rate was 35% in fiscal 2001 compared to 25% in fiscal 2000. The increase in the effective income tax rate reflects the completion of several international related tax opportunities during fiscal 2000 and the non-deductible amortization of goodwill resulting from the acquisition of Laser Power Corporation.


LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2002, cash generated from operations was $16.1 million. Proceeds from the net increase in borrowings of $1.3 million in addition to the cash generated from operations were used primarily to fund an investment of $8.6 million in property, plant and equipment, to finance a $1.7 million investment for a 25% ownership of a key supplier to the Company, to acquire for $2.2 million the Litton Systems, Inc. Silicon Carbide Group and pay down $3.8 million due on the term loan. Cash transactions for fiscal 2002 and cash on hand at the beginning of the fiscal year resulted in a cash position of $9.6 million at June 30, 2002.

The largest sources of the $16.1 million in cash generated from operations in fiscal 2002 was $16.6 million in net earnings before depreciation and amortization, an increase in deferred income taxes and a decrease in accounts receivable and inventories of $2.3 million. This increase in cash was partially offset by a decrease in accounts payable and other operating net assets of $2.5 million.

The impact of inflation on the Company's business has not been material.

The Company expects cash flow from operations to continue to fund working capital needs, capital expenditures and internal growth.
During fiscal 2002, the Company reinvested $8.6 million into capital projects.


RISK FACTORS

We Depend on Highly Complex Manufacturing Processes Which Require
Products from Limited Sources of Supply

     We utilize high quality, optical grade ZnSe in the production of a majority of our products. We are a leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring production in a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. ZnSe is available from only one outside source where quantity and qualities may be limited. The unavailability of necessary amounts of high quality ZnSe would have a material adverse effect upon us. In addition, in fiscal 1992 and 1993, we experienced fluctuations in our manufacturing yields which affected our results of operations. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

     We produce Hydrogen Selenide gas which is used in our production of ZnSe. There are risks inherent in the production and handling of such material. Our inability to effectively handle Hydrogen Selenide could require us to curtail our production of Hydrogen Selenide. Hydrogen Selenide can be obtained from one outside source. The cost of purchasing such material is significantly greater than the cost of internal production. As a result, purchasing a substantial portion of such material from the outside source would significantly increase our production costs of ZnSe. Therefore, our inability to internally produce Hydrogen Selenide could have a material adverse effect on our business, results of operations or financial condition.

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

International Sales Account for a Significant Portion of Our Revenues

     Sales to customers in countries other than the United States
accounted   for approximately 39%, 37% and 49% of revenues during the
years ended June 30, 2002, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore and China and maintain direct sales offices in Japan, the UK and Belgium. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular, although our international sales, other than in Japan, Belgium and the UK, are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations through forward exchange agreements hedging approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation in the dollar/yen currency exchange rate.

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

We May Expand Product Lines and Markets by Acquiring Other Businesses

Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have a material adverse affect on our business, financial condition or results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. In fiscal 1995, we acquired the Virgo Optics Division of Sandoz Chemicals Corporation. In fiscal 1996, we acquired Lightening Optical Corporation. Subsequently, these acquisitions were combined to form our VLOC subsidiary. In fiscal 2001, we acquired Laser Power
Corporation.   In fiscal 2002, we acquired the Litton System, Inc.
Silicon Carbide Group.

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

Our European Sales Rely On A Single Distributor

     A significant portion of our European sales not made by our subsidiaries in the UK and Belgium have been made through a European distributor. This distributor also provides service and support to the end users of our products. Thus, a reduction in the sales efforts of this distributor could adversely affect our European sales and our ability to support the end users of our products. There can be no assurance that this distributor will continue to distribute, or to distribute successfully, our products and, in such an event, our business, results of operations and financial earnings could be materially and adversely affected. We recently established controlling interest in a new joint venture with the distributor serving the German market. (See Note M to the Consolidated Financial Statements.)

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

     The generation, use, collection, storage and disposal of all other hazardous by-products, such as suspended solids containing heavy metals or airborne particulates, are believed by us to be in material compliance with regulations. We believe that all of the permits and licenses required for operation of our business are in place.
Although we do not know of any material environmental, safety or health problems in our properties or processes, there can be no assurance that problems will not develop in the future which would have a materially adverse effect on us.

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

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt this standard as of July 1, 2002 and does not believe that the adoption of SFAS 143 will have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of the pronouncement beginning July 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, the Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy.

Foreign Exchange Risks - In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 237 million Yen loan with PNC Bank in September 1997 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $20,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues by approximately $830,000 for the year ended June 30, 2002. In September 2002, the Company replaced the 237 million Yen loan with a 300 million Yen loan effective September 25,2002. (See Note M to the Consolidated Financial Statements.)

Interest Rate Risks - The Company entered into an interest rate cap with a notional amount of $12.5 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the $25.0 million term loan. A change in the Company's overall interest rate of 1% would have changed the interest expense by approximately $350,000 for the year ended June 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF II-VI INCORPORATED AND
SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of II-VI Incorporated and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note E to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill amortization in fiscal 2002.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 13, 2002 (September 25, 2002 as to Note M)

CONSOLIDATED BALANCE SHEETS

June 30,                                          2002             2001
-----------------------------------------------------------------------
($000)
Current Assets
Cash and cash equivalents                    $  9,610          $  8,093
Accounts receivable -
  less allowance for doubtful accounts
  of $847 at June 30, 2002 and $749 at
  June 30, 2001                                21,541            21,884
Inventories                                    19,741            20,782
Deferred income taxes                           3,457             3,304
Prepaid and other current assets                1,488             1,644
-----------------------------------------------------------------------
Total Current Assets                           55,837            55,707
Property, Plant & Equipment, net               60,711            58,031
Goodwill, net                                  28,987            29,236
Intangible Assets, net                          3,233             4,086
Other Assets                                    3,133             1,113
-----------------------------------------------------------------------
                                             $151,901          $148,173
=======================================================================



Current Liabilities
Accounts payable                             $  3,970          $  5,714
Accrued salaries and wages                      2,125             1,826
Accrued bonuses                                 2,851             5,260
Income taxes payable                            1,012             2,158
Accrued profit sharing contribution               736             1,122
Other accrued liabilities                       4,329             1,817
Current portion of long-term debt               5,068             3,834
-----------------------------------------------------------------------
Total Current Liabilities                      20,091            21,731
Long-Term Debt                                 29,435            33,172
Other Liabilities,
   Primarily Deferred Income Taxes              4,715             3,857
-----------------------------------------------------------------------
Total Liabilities                              54,241            58,760
Shareholders' Equity
Preferred stock, no par value;
   authorized - 5,000,000 shares; none issued       -                 -
Common stock, no par value; authorized -
   30,000,000 shares; issued -
   15,101,450 shares at June 30, 2002;
   14,981,163 shares at June 30, 2001          37,840            37,045
Accumulated other comprehensive income            279                91
Retained earnings                              61,451            54,187
-----------------------------------------------------------------------
                                               99,570            91,323
Less treasury stock at cost, 1,068,880 shares   1,910             1,910
-----------------------------------------------------------------------
Total Shareholders' Equity                     97,660            89,413
-----------------------------------------------------------------------
                                             $151,901          $148,173
=======================================================================
See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF EARNINGS


Year Ended June 30,                          2002               2001               2000
-----------------------------------      --------           --------           --------
($000 except per share data)

Revenues
Net sales:
   Domestic                              $ 61,995           $ 73,075           $ 36,265
   International                           44,066             45,176             36,176
Contract research and development           7,627              5,083              1,651
-----------------------------------      --------           --------           --------
                                          113,688            123,334             74,092
-----------------------------------      --------           --------           --------

Costs, Expenses and Other Expense
Cost of goods sold                         69,732             72,181             41,550
Contract research and development           6,905              3,619              1,196
Internal research and development           4,441              4,499              2,844
Selling, general and administrative        21,245             24,767             18,171
Interest expense                            1,444              2,330                349
Other expense - net                           411              1,382                226
-----------------------------------      --------           --------           --------
                                          104,178            108,778             64,336
-----------------------------------      --------           --------           --------
Earnings Before Income Taxes               9,510              14,556              9,756
Income Taxes                               2,246               5,065              2,445
-----------------------------------      --------           --------           --------
Net Earnings                             $ 7,264            $  9,491           $  7,311
-----------------------------------      --------           --------           --------
Basic Earnings Per Share                 $  0.52            $   0.69           $   0.57
Diluted Earnings Per Share               $  0.51            $   0.67           $   0.55

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Accumulated
                                           Common Stock      Other                 Treasury Stock
                                          -------------- Comprehensive  Retained  ---------------
                                          Shares  Amount    Income      Earnings  Shares   Amount      Total
                                          ------ -------    ------      --------  ------   --------  -------
(000)
BALANCE - JUNE 30, 1999                   13,752 $18,746    $  272       $37,385  (1,069)  $(1,910)  $54,493
Shares issued under
  stock option plans                         224     681         -             -       -         -       681
Net earnings                                   -       -         -         7,311       -         -     7,311
Other comprehensive loss, net of tax           -       -         -             -       -         -       (62)
Income tax benefit for
  options exercised                            -   1,027       (62)            -       -         -     1,027
------------------------------------      ------ -------    ------      --------  ------   --------  -------
BALANCE - JUNE 30, 2000                   13,976  20,454       210       44,696   (1,069)   (1,910)   63,450
Shares issued under
  stock option plans                         128     466         -            -        -         -       466
Shares issued to acquire
   Laser Power Corporation                   877  15,474         -            -        -         -    15,474
Net earnings                                   -       -         -        9,491        -         -     9,491
Other comprehensive loss, net of tax           -       -      (119)           -        -         -      (119)
Income tax benefit for
  options exercised                            -     651         -            -        -         -       651
------------------------------------      ------ -------    ------      --------  ------   --------   -------
BALANCE - JUNE 30, 2001                   14,981  37,045        91       54,187   (1,069)   (1,910)   89,413
Shares issued under
  stock option plans                         120     370         -            -        -         -       370
Net earnings                                   -       -         -        7,264        -         -     7,264
Other comprehensive income, net of tax         -       -       188            -        -         -       188
Income tax benefit for
  options exercised                            -     425         -            -        -         -       425
------------------------------------      ------ -------    ------      --------  ------   --------   -------
BALANCE - JUNE 30, 2002                   15,101 $37,840    $  279      $61,451   (1,069)  $ (1,910) $97,660
====================================      ====== =======    ======      ========  ======   ========   =======

See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,                                2002         2001         2000
-------------------------------------------      ------       ------       ------
($000)
Net earnings                                   $  7,264     $  9,491     $  7,311
Other comprehensive income (loss):
   Foreign currency translation adjustments,
     net of tax                                     188         (119)         (62)
-------------------------------------------      ------       ------       ------
COMPREHENSIVE INCOME                           $  7,452     $  9,372     $  7,249
===========================================      ======       ======       ======

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                           Year Ended June 30,
($000)                                                             2002           2001           2000
-------------------------------------------------               -------        -------        -------
Cash Flows from Operating Activities
Net earnings                                                    $ 7,264        $ 9,491        $ 7,311
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation                                                  8,429          6,838          4,693
    Amortization                                                    363          1,866            326
    (Gain) loss on foreign currency transactions                   (165)         1,445           (368)
    Net loss on disposal or writedown of assets                     335            237              -
    Deferred income taxes                                           794          1,518            662
    Other                                                          (672)             -              -
    Increase (decrease) in cash from changes in:
        Accounts receivable                                         596         (3,702)          (576)
        Inventories                                               1,700         (1,745)        (4,478)
        Accounts payable                                         (1,775)          (484)         1,674
        Other operating net assets                                 (731)            40          3,292
-------------------------------------------------               -------        -------        -------
Net cash provided by operating activities                        16,138         15,504         12,536
-------------------------------------------------               -------        -------        -------

Cash Flows from Investing Activities
Additions to property, plant and equipment                       (8,663)       (16,699)        (8,877)
Purchases of businesses                                          (2,172)       (27,726)        (2,894)
Investment in unconsolidated businesses                          (1,698)             -              -
Disposals of other assets                                           317            259            786
-------------------------------------------------               -------        -------        -------
Net cash used in investing activities                           (12,216)       (44,166)       (10,985)
-------------------------------------------------               -------        -------        -------

Cash Flows from Financing Activities
Proceeds (payments) on short-term borrowings                      1,250          4,308         (1,344)
Proceeds from long-term borrowings                                    -         25,000              -
Payments on long-term borrowings                                 (3,834)           (44)           (46)
Proceeds from sale of common stock                                  370            466            681
-------------------------------------------------               -------        -------        -------
Net cash (used in) provided by financing activities              (2,214)        29,730           (709)
-------------------------------------------------               -------        -------        -------
Effect of exchange rate changes on cash and cash equivalents       (191)           695            (70)
-------------------------------------------------               -------        -------        -------
Net increase in cash and cash equivalents                         1,517          8,093          1,763

Cash and Cash Equivalents
Beginning of year                                                 6,330            772          5,558
-------------------------------------------------               -------        -------        -------
End of year                                                       9,610        $ 8,093        $ 6,330
=================================================               =======        =======        =======
Non-cash transactions:  Net asset acquired as                   $   366              -              -
                        settlement on a customer
                        purchase commitment
                        Net assets acquired for
                        fair value of common stock                    -              -        $15,474
=================================================               =======        =======        =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include II-VI Incorporated and its wholly-owned subsidiaries: VLOC Incorporated; II-VI Delaware, Incorporated; II-VI Holdings B.V.; II-VI Japan Incorporated; II-VI Singapore Pte., Ltd.; II-VI Acquisition Corp.; II-VI Optics (Suzhou) Co. Ltd.; II-VI International Pte., Ltd.; II-VI U.K. Limited; and Laser Power Corporation and its wholly-owned subsidiaries: EMI Acquisition Corporation; Exotic Materials, Incorporated; Laser Power Optics de Mexico S.A. de C.V.; Laser Power Europe N.V.; and Laser Power FSC, Ltd. (collectively the "Company"). All intercompany transactions and balances have been eliminated.

INVENTORIES Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost or valuation. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. As of June 30, 2002, the Company reviewed its property, plant and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". SFAS 121 requires comparing the future cash flows from operations for an asset to the recorded value, if the cash flows do not exceed the value of the asset, an impairment loss is recorded. Based on this analysis, the cash flows of certain assets with a value of approximately $0.3 million, net of tax did not project the recoverability of the investment, in accordance with SFAS 121, the Company recorded a charge to operations in fiscal 2002.

DEPRECIATION Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives of the assets. Depreciable useful lives range from 3 to 20 years. Depreciation expense was $8.4 million, $6.8 million, and $4.7 million in 2002, 2001, and 2000, respectively.

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying Consolidated Balance Sheets. SFAS 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2002. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually (see Note E for further discussion).

INTANGIBLES Intangible assets are carried at cost or valuation. Amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years. As discussed above under the caption Property, Plant and Equipment, related technology with a net book value of approximately $0.2 million, net of tax was written off (see Note E for further discussion).

INVESTMENTS In fiscal 2002, the Company acquired for $1.7 million a 25% ownership of a key supplier to the Company. In July 2002, the Company increased its ownership to 33% as a result of a loan conversion to equity in accordance with the original purchase agreement. This investment is accounted for under the equity method of accounting.

As of June 30, 2002, the Company has outstanding notes receivable of approximately $0.2 million from an equipment and supply agreement with this supplier. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1 1/2% on the unpaid balance.

For the fiscal year ended June 30, 2002, the Company purchased $0.2 million of raw materials from this key supplier.

The Company's pro rata share of the earnings from this investment and the interest received from both of these agreements did not have a material effect on the Company's results of operations.

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of the equity investment is not recoverable. If the evaluation indicates an other than temporary decline in fair value, the investment is written down to fair value. No impairment was recorded in fiscal 2002.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd., and its subsidiaries, and for Laser Power Optics de Mexico S.A. de C.V., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency translation gains (losses) were $165,000, ($459,000), and ($75,000) in 2002, 2001, and 2000,
respectively.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rate; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders' equity.

INCOME TAXES Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

REVENUE RECOGNITION Revenue, other than on long-term contracts, is recognized when a product is shipped. Revenue on long-term contracts is accounted for using the percentage-of-completion method, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. Losses on contracts are recorded in full when identified. Total shipping and handling costs included in revenues and in selling, general and administrative expenses were $261,000, $344,000 and $282,000 for the years ended 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred. Costs related to customer and/or government funded research and development contracts are charged to costs and expenses as the related sales are recorded.

EARNINGS PER SHARE The following table sets forth the computation of earnings per share for the periods indicated:

Year Ended June 30,                     2002          2001        2000
----------------------------------------------------------------------
(000 except per share data)
Net earnings                        $  7,264      $  9,491    $  7,311
Divided by:
   Weighted average common
   shares outstanding                 13,962        13,737      12,756
----------------------------------------------------------------------
Basic earnings per share            $   0.52      $   0.69    $   0.57

Net earnings                        $  7,264      $  9,491    $  7,311
Divided by:
   Weighted average common
   shares outstanding                 13,962        13,737      12,756
   Dilutive effect of common
   stock equivalents                     352           423         420
----------------------------------------------------------------------
   Dilutive weighted average
   common shares outstanding          14,314        14,160      13,176
----------------------------------------------------------------------
Diluted earnings per share          $   0.51      $   0.67    $   0.55
======================================================================
Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for fiscal years 2002, 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, the Company considers highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. Cash of foreign subsidiaries is on deposit at banks in Japan, Singapore, China, Belgium, and the United Kingdom.

NATURE OF BUSINESS The Company designs, manufactures and markets optical and electro-optical components, devices and materials for infrared, near-infrared, visible light, x-ray and gamma-ray, and telecommunication instrumentation and applications. The Company markets it products in the United States through its direct sales force and worldwide through its wholly-owned subsidiaries, distributors and agents.

The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of the Company's manufacturing yields. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor supplied materials not meeting specifications for quality or purity. A significant failure of the Company's suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on the Company's results of operations.

ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include the following: allowance for doubtful accounts, product warranty reserves, inventory obsolescence, income tax accrual, deferred income tax valuation allowances related to net operating losses primarily from our foreign subsidiaries, and certain liabilities based on known circumstances.

FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and Cash Equivalents The carrying amount approximates fair value because of their short maturities.

     Debt Obligations The fair values of debt obligations are estimated based upon market values of similar issues. The fair values and carrying amounts of the Company's debt obligations, specifically the line of credit, Yen loan and the PIDA loan, are approximately equivalent.

CONCENTRATIONS OF CREDIT RISK Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers. However, a significant portion of accounts receivable is from a European distributor. As of June 30, 2002, the accounts receivable balance from the European distributor was $2.4 million, or 11% of the accounts receivable balance. Although the Company does not currently foresee a risk associated with these receivables, repayment is dependent upon the financial stability of this distributor.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders' equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders' equity and consists of foreign currency translation adjustments of $279,000 and $91,000 as of June 30, 2002 and 2001, respectively.

DERIVATIVE INSTRUMENTS SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", were effective for the Company as of July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company was not required to record any transition adjustments as a result of adopting these standards.

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

The Company recorded the fair value of contracts with a notional amount of approximately $1.2 million as of June 30, 2002 on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts (decreased) increased net earnings by $(66,000) and $165,000 for the years ended June 30, 2002 and 2001, respectively.

To satisfy certain provisions of its line of credit facility, on March 6, 2002 the Company entered into a one-year interest rate cap expiring March 6, 2003, with a notional amount of $12.5 million replacing an interest rate collar that expired on March 5, 2002. These agreements were entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. At March 31, 2002 the one-month LIBOR rate was 1.87%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133, and recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The combined effect of these instruments increased net earnings for fiscal 2002 by approximately $88,000. The effect of the interest rate collar on net earnings for fiscal 2001 was immaterial.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS NoAccounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt this standard as of July 1, 2002 and does not believe that the adoption of SFAS 143 will have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of the pronouncement beginning July 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on this financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, the Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. AFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on our financial position or results of operations.


Note B  ACQUISITIONS

LITTON SYSTEMS, INC. SILICON CARBIDE GROUP On October 19, 2001, the Company acquired the Litton Systems, Inc. Silicon Carbide (SiC) group for approximately $2.2 million in cash. The major assets acquired were equipment, inventory and intangible assets. The cash paid equaled the fair value of the assets as of the closing date, therefore no goodwill was recorded. No liabilities or long-term obligations were assumed. The acquired group, located in New Jersey, concentrates their efforts on research and development of SiC and will complement the Company's SiC research and development activities that have been ongoing since 1998.

ACQUISITION OF LASER POWER CORPORATION On September 21, 1999, the Company purchased 1,250,000 shares of Laser Power Corporation common stock, representing an ownership interest in the company of approximately 13%, for a total purchase price of approximately $2.8 million. Laser Power Corporation designs, manufactures, and markets high performance optics for the industrial, medical and military applications. Laser Power's infrared products are sold under the Laser Power brand name. Infrared products manufactured for military applications are sold under the Exotic Electro-Optics brand name.

On August 14, 2000, the Company increased its ownership in Laser Power Corporation to approximately 88%, giving the Company a controlling interest. This additional ownership was acquired for a total consideration of approximately $23.8 million in cash and the issuance of approximately 739,000 shares of the Company's common stock for a total cost of $37.1 million.

On October 24, 2000, the Company completed its acquisition of Laser Power Corporation for a total consideration of approximately $3.9 million in cash and the issuance of approximately 132,000 shares of the Company's common stock for a total cost of $6.3 million.

This transaction has been accounted for as a purchase. The results of Laser Power Corporation since the date of acquisition are included in the Company's consolidated financial statements.


Pro forma results, as if the acquisition of Laser Power Corporation had occurred at the beginning of fiscal year 2000, are as follows:

Year Ended June 30,                       2002       2001       2000
---------------------------------------------------------------------
($000)
Net revenues                          $113,688   $125,483   $107,569
Income from continuing operations        7,264      9,019      4,801
Net income                               7,264      9,019      3,573

Basic earnings per share:
  Income from continuing operations   $   0.52   $   0.66   $   0.35
  Loss from discontinued operations          -          -      (0.09)
---------------------------------------------------------------------
Net income
Diluted earnings per share:           $   0.52   $   0.66   $   0.26
  Income from continuing operations   $   0.51   $   0.64   $   0.34
  Loss from discontinued operations          -          -      (0.09)
---------------------------------------------------------------------
Net income                            $   0.51   $   0.64   $   0.25

The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations. The loss from discontinued operations relates to the activities of Laser Power Corporation in prior periods. The pro forma information above does not include the SFAS 142 adjustment (see Note E).

Prior year financial statements reflect the adoption of the equity method of accounting in a manner consistent with the accounting for a step-by-step acquisition of Laser Power Corporation. The effect of the restatement was to reclassify all of the Company's investment in Laser Power common stock at June 30, 2000 from an investment accounted for as an available for sale security to an investment accounted for under the equity method. The effect of the restatement on income for the year ended June 30, 2000 was a charge to net income of $129,000.


Note C  INVENTORIES

The components of inventories are as follows:

June 30,                          2002             2001
-------------------------------------------------------
($000)
Raw materials                 $  4,638         $  6,173
Work in process                  8,958            8,680
Finished goods                   6,145            5,929
-------------------------------------------------------
                              $ 19,741         $ 20,782
=======================================================


Note D  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost or valuation) consists of the following:

June 30,                          2002             2001
-------------------------------------------------------
($000)
Land and land improvements    $  1,551         $  1,715
Buildings and improvements      30,008           24,426
Machinery and equipment         73,041           68,217
-------------------------------------------------------
                               104,600           94,358

Less accumulated depreciation   43,889           36,327
-------------------------------------------------------
                              $ 60,711         $ 58,031
=======================================================
The interest capitalized associated with the construction of buildings and improvements approximated $118,000 and $119,000 during the years ended June 30, 2002 and 2001, respectively. No interest was capitalized during the year ended June 30, 2000.

Note E  GOODWILL AND INTANGIBLE ASSETS

SFAS 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for Long-Lived Assets and for Long-lived Assets to Be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization of $33.3 million, which was subject to the transitional assessment provisions of SFAS 142. A third-party valuation advisory service was engaged by the Company to calculate the fair value of the identified reporting units of the Company which have recorded goodwill. A discounted cash flow model was used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for the Company. The Company completed its impairment test of goodwill prior to December 31, 2001. The results of this test indicated that the Company's goodwill was not impaired as of July 1, 2001, therefore, no impairment loss was recorded.

In accordance with SFAS 142, the Company evaluates its goodwill on an annual basis. The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2002. Based on the results of this analysis, the Company's goodwill was not impaired as of June 30, 2002.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. The following pro forma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to exclude goodwill amortization:

Year Ended June 30,               2002        2001        2000
                               -------     -------     -------
($000)
Net earnings                   $ 7,264     $ 9,491     $ 7,311
Add:  Goodwill amortization          -       1,473          87
                               -------     -------     -------
Adjusted net income            $ 7,264     $10,964     $ 7,398
                               =======     =======     =======

Basic earnings per share       $  0.52     $  0.69     $  0.57
Add:  Goodwill amortization          -        0.11         .01
                               -------     -------     -------
Adjusted net income            $  0.52     $  0.80     $  0.58
                               =======     =======     =======

Diluted earnings per share     $  0.51     $  0.67     $  0.55
Add:  Goodwill amortization          -        0.10        0.01
                               -------     -------     -------
Adjusted net income            $  0.51     $  0.77     $  0.56
                               =======     =======     =======

Changes in carrying amount of goodwill are included below:

Year Ended June 30,                                2002         2001
                                               --------     --------
($000)
Balance - Beginning of Year                    $ 29,236     $  1,792
Goodwill acquired - Laser Power Corporation           -       28,917

Goodwill amortization                                 -       (1,473)
Reclassification of intangibles into goodwill       229            -
Tax adjustment                                     (478)           -
                                               --------     --------
Balance - End of Year                          $ 28,987     $ 29,236

The Company completed a tax project in fiscal 2002 relating to its acquisition of Laser Power Corporation in August 2000. The result of this tax study identified additional deferred income tax assets of $311,000 and a reduction in current income tax payable of $167,000. These tax adjustments resulted in a reduction of goodwill of $478,000 related to the acquisition of Laser Power Corporation during the year ended June 30, 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2002 and 2001 are as follows ($000):

                           June 30, 2002                            June 30, 2001
               -----------------------------------------------------------------------------

               Gross                         Net        Gross                         Net
               Carrying     Accumulated      Book       Carrying     Accumulated      Book
               Amount       Amortization     Value      Amount       Amortization     Value
               --------     ------------     -----      --------     ------------     ------
Patents        $2,193       ($  757)        $1,436      $2,142       ($  285)         $1,857
Trademark       1,491          (143)         1,348       1,491           (68)          1,423
Other           1,250          (801)           449       1,751          (945)            806
               --------     ------------     -----      --------     ------------     ------
Total          $4,934       ($1,701)        $3,233      $5,384       ($1,298)         $4,086
               ========     ============     =====      ========     ============     ======

In addition to the equipment written-off as noted in Note A under property, plant and equipment, related technology with a net book value of approximately $235,000 net of tax was written off as a charge to operations in fiscal 2002.

Amortization expense recorded on the intangible assets for the years ended June 30, 2002, 2001 and 2000 was $363,000 $393,000, and $239,000,
respectively. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:



Year Ended June 30,
---------------------------
($000)
2003               $328,000
2004                328,000
2005                328,000
2006                276,000
2007                177,000
===========================


Note F  DEBT

The components of debt are as follows:

June 30,                                                2002      2001
----------------------------------------------------------------------
($000)
Line of credit, interest at the
   LIBOR Rate,as defined, plus 1.375%
   and 1.25%, respectively                          $ 10,750  $  9,500
Term loan, interest at the LIBOR Rate,
   as defined,plus 1.375% and 1.25%,
   respectively, payable in quarterly
   installments through August 2005                   21,250    25,000
Pennsylvania Industrial Development Authority
   (PIDA) term note, interest at 3%, payable
   in monthly installments through October 2011          499       546
Term note, interest at the Japanese Yen Base Rate,
   as defined, plus 1.49%, principal payable in
   full in September 2002 (See Note M)                 1,983     1,902
Other                                                     21        58
----------------------------------------------------------------------
Total debt                                            34,503    37,006
Current portion of long-term debt                     (5,068)   (3,834)
----------------------------------------------------------------------
Long-term debt                                       $29,435   $33,172
======================================================================

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation. The facility has a five-year life effective August 14, 2000 and contains term and line of credit borrowing options. The facility is collateralized by the Company's accounts receivables and inventory, a pledge of all of the capital stock of each of the Company's existing direct and indirect domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 3.36% and 5.31%, respectively, at June 30, 2002 and 2001. The average outstanding borrowings under the line of credit were $33.0 million and $28.9 million during the years ended June 30, 2002 and 2001, respectively. The Company had available $12.0 million and $16.1 million under its line of credit as of June 30, 2002 and 2001, respectively.

In September 1997, the Company obtained a 237 million Yen loan with PNC Bank. Interest is at a rate equal to the lesser of the floating rate or the maximum rate as defined in the loan agreement. The floating rate is equal to the Japanese Yen Base Rate, as defined, plus 1.49% and the maximum rate is 3.74%. The Japanese Yen Base Rate was 0.10% and 0.13% and the floating rate was 1.59% and 1.62% at June 30, 2002 and 2001, respectively.

On June 28, 2002, the Company amended the credit facility to allow for a renewal of and an increase to the principal of the Yen loan. The principal amount available under the Yen loan was increased to 300 million Yen. Additionally, terms relating to the required interest rate protection agreement and to a restrictive covenant were amended to enhance the clarity of the agreement. All other substantial terms and conditions of the credit facility remain unchanged.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $415,000 and $385,000 for the fiscal year ended June 30, 2002 and 2001, respectively. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank's prevailing prime lending rate. The interest rate at June 30, 2002 and 2001 was 6.00%. At June 30, 2002 and 2001 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt, considering the refinancing of the Yen loan, are as follows:

Year Ending June 30,
---------------------------
($000)
2003               $  5,068
2004                  6,923
2005                  7,550
2006                 12,676
2007                     53
Thereafter            2,233
===========================

Interest and commitment fees paid during the years ended June 30, 2002, 2001 and 2000 totaled approximately $1.4 million, $2.3 million and $0.4 million, respectively.




Note G  INCOME TAXES

The components of income tax expense are as follows:

Year Ended June 30,             2002       2001       2000
----------------------------------------------------------
($000)
Current
   Federal                    $  423     $2,387     $1,094
   State                         233        387         53
   Foreign                       690        939        667
----------------------------------------------------------
Total                          1,346      3,713      1,814
==========================================================
Deferred:
   Federal                   $ 1,015     $1,119     $  528
   State                         190        118         60
   Foreign                      (305)       115         43
----------------------------------------------------------
Total                            900      1,352        631
==========================================================
Provision for Income Taxes   $ 2,246     $5,065     $2,445
==========================================================

Principal items comprising deferred income taxes are as follows:


June 30,                                                    2002                     2001
-------------------------------------------------        -------                  -------
($000)
Deferred income tax liabilities
Tax over book accumulated depreciation                   $ 4,333                  $ 3,476
Intangible assets                                            962                    1,474
-------------------------------------------------        -------                  -------
Deferred income taxes liability - long-term              $ 5,295                  $ 4,950
=================================================        =======                  =======

Deferred income tax assets
Transfer price adjustment                                $   167                  $     -
Inventory capitalization1,                                 1,004                    1,256
Non-deductible accruals                                      416                    1,248
Net-operating loss carryforward - current portion            870                      800
-------------------------------------------------        -------                  -------
Deferred income taxes asset - current                    $ 3,457                  $ 3,304
=================================================        =======                  =======

Net-operating loss carryforward                          $ 1,882                  $ 2,334
Valuation allowance                                         (468)                    (317)
-------------------------------------------------        -------                  -------
Deferred income tax asset - long-term                    $ 1,414                  $ 2,017
=================================================        =======                  =======
Net deferred income tax asset (liability)               ($   424)                 $   371
=================================================        =======                  =======

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:


Year Ended June 30,                                   2002    %       2001    %       2000    %
----------------------------------------------    --------   --   --------   --   --------   --
($000)
Taxes at statutory rate                           $  3,234   34   $  4,949   34   $  3,317   34
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal benefit         279    3        358    3         69    -
   Excludable Foreign Sales
       Corporation income                             (719)  (7)      (378)  (3)      (628)  (6)
Excludable foreign income                             (525)  (6)      (124)  (1)      (728)  (7)
Foreign taxes                                           83    1        126    1        181    2
Non-deductible goodwill amortization                     -    -        500    3         30    -
Other                                                 (106)  (1)      (366)  (2)       204    2
----------------------------------------------    --------   --   --------   --   --------   --
                                                  $  2,246   24   $  5,065   35   $  2,445   25
==============================================    ========   ==   ========   ==   ========   ==

During the years ended June 30, 2002, 2001,and 2000, cash paid by the Company for income taxes was approximately $1.4 million, $1.7 million, and $1.6 million, respectively.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the United States. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $6.9 million and $5.6 million would have been required as of June 30, 2002 and 2001, respectively.

The sources of differences resulting in deferred income tax expense (benefit) and the related tax effect of each were as follows:


Year Ended June 30,                         2002       2001      2000
----------------------------------------   -----     ------     -----
($000)
Depreciation and amortization              $ 344     $2,232     $ 691
Inventory capitalization                     252       (872)     (119)
Net operating loss carryforward              639        729       145
Other - primarily nondeductible accruals    (335)      (737)      (86)
----------------------------------------   -----     ------     -----
                                           $ 900     $1,352     $ 631
========================================   =====     ======     =====

As of June 30, 2002, net operating loss carryforwards totaled $4.6 million. Of that amount, $3.1 million expire in 2018. The remaining $1.5 million expire in 2019.

Note H  OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through fiscal 2007. Future rental commitments applicable to the operating leases at June 30, 2002 are as follows:

Year Ended June 30,
---------------------------
($000)
2003                 $  971
2004                    712
2005                    572
2006                    561
2007                    261
Thereafter                -
============================

Rent expense was approximately $1.1 million, $1.0 million and $0.5 million for the years ended June 30, 2002, 2001 and 2000, respectively.


Note I  STOCK OPTION PLANS

The Company has a stock option plan under which stock options have been granted by the Board of Directors to certain officers and key employees, with 3,870,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted to-date have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. The amount available for future grants under the stock option plan was 1,122,377 as of June 30, 2002.

The Company has a nonemployee directors stock option plan with 240,000 shares of common stock reserved for use under this plan. The plan provides for the automatic grant of options to purchase 30,000 shares to each nonemployee director at the fair value on the date of shareholder approval of the plan and a similar grant for each nonemployee director that joined the Board prior to October 1999. Twenty percent of the options granted may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The amount available for future grants under the nonemployee directors stock option plan was 120,000 as of June 30, 2002.

All stock options expire 10 years after the grant date.

Stock option activity relating to the plans in each of the three years in the period ended June 30, 2002 is as follows:


                               Number of          Weighted
                             Shares Subject   Average Exercise
Options                        to Option       Price Per Share
--------------------------------------------------------------
Outstanding - July 1, 1999     1,277,990            $  4.49
Granted                           80,300            $  9.38
Exercised                       (224,570)           $  3.00
Forfeited                        (26,994)           $  8.30
--------------------------------------------------------------
Outstanding - July 1, 2000     1,106,726            $  5.04
Granted                          225,775            $ 17.27
Exercised                       (128,460)           $  3.63
Forfeited                        (29,750)           $  7.55
--------------------------------------------------------------
Outstanding - July 1, 2001     1,174,291            $  7.47
Granted                         (119,640)           $ 15.10
Exercised                        (39,320)           $  2.96
Forfeited                         45,950            $ 13.98
--------------------------------------------------------------
Outstanding - June 30, 2002    1,061,281            $  8.07

Exercisable - June 30, 2002      744,620            $  5.76
Exercisable - June 30, 2001      737,569            $  4.41
Exercisable - June 30, 2000      733,416            $  3.75
==============================================================

Outstanding and exercisable options at June 30, 2002 are as follows:

                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ---------------------------------   -------------------
                            Weighted
                             Average
                            Remaining     Weighted              Weighted
  Range of                 Contractual     Average               Average
  Exercise       Number of    Life        Exercise   Number of  Exercise
   Prices          Shares    (Years)        Price      Shares     Price
--------------- ---------- -----------    ---------   -------   --------
$ 1.00 - $ 2.00    297,100    2.29         $  1.59    297,100    $  1.59
$ 4.25 - $ 5.50    251,726    5.22         $  5.21    188,195    $  5.15
$ 6.09 - $10.00    194,420    5.15         $  8.93    163,120    $  9.11
$10.50 - $15.74    121,470    7.25         $ 13.31     55,940    $ 11.67
$16.00 - $23.38    196,565    8.16         $ 17.43     40,265    $ 17.56
--------------- ----------    ----         -------    -------    -------
                 1,061,281    5.16         $  8.07    744,620    $  5.76
=============== ==========    ====         =======    =======    =======

The Company uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company determined compensation costs based upon the fair value of the options at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," its net earnings for the years ended June 30, 2002, 2001 and 2000 would have been reduced by $632,000, $635,000 and $390,000 or $.04, $.04 and $.03
per diluted share, respectively.

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each fiscal year:

Year Ended June 30,              2002         2001         2000
---------------------------------------------------------------
Risk free interest rate         3.81%         6.1%         6.5%
Expected volatility               47%          92%          81%
Expected life of options   7.00 years   6.40 years   5.95 years
Expected dividends               none         none         none

Based on the option pricing model, options granted during the years ended June 30, 2002, 2001 and 2000 had fair values at the date of the grant of $8.09, $13.81 and $6.90 per share, respectively.


Note J  SEGMENT AND GEOGRAPHIC REPORTING

The Company reports its segments using the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company.

The Company's reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has three reportable segments: Optical Components, which is an aggregation of the Company's infrared optics and material products business and the Company's VLOC subsidiary; Radiation Detectors, which is the Company's eV PRODUCTS division; and the Company's Laser Power Corporation subsidiary acquired in fiscal 2001.

The Optical Components segment is divided into the geographic locations within the United States, Singapore, China, Japan and the United Kingdom. Each geographic location is directed by a general manager and is further divided into production and administrative units that are directed by managers. The Optical Components segment designs, manufactures and markets optical and electro-optical components, devices and materials for precision use in infrared, near infrared and visible light instrumentation. The Optical Components segment includes certain general corporate management and administrative activities of the Company which are not allocated to the other segments, certain research and development activities of the Company not necessarily specific to the Optical Components segment and other unallocated charges.

The Radiation Detectors segment is located in the United States and is a division of the Company. The Radiation Detectors segment is directed by a general manager. The Radiation Detectors segment is further divided into production and administrative units that are directed by managers. The Radiation Detectors segment develops and markets solid-state x-ray and gamma-ray products for the nuclear radiation detection industry.

The Laser Power Corporation segment is located primarily in the United States. Laser Power Corporation is directed by a general manager. The Laser Power Corporation segment is further divided into production and administrative units that are directed by managers. The Laser Power Corporation segment designs, manufactures and markets high performance optics for military, industrial and medical applications. Laser Power's infrared products are sold under the Laser Power brand name. Infrared products manufactured for military applications are sold under the Exotic Electro-Optics brand name.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note A). Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations. Inter-segment sales and transfer have been eliminated.



                                     Optical      Radiation    Laser Power
                                    Components    Detectors    Corporation    Totals
--------------------------------------------------------------------------------------
($000)
2002
Net revenues                         $ 74,693      $  6,490     $ 32,505      $113,688
Income (loss) from operations          12,331        (1,703)         737        11,365
Interest expense                            -             -            -         1,444
Other expense, net                          -             -            -           463
Equity income                               -            52            -            52
Earnings before income taxes                -             -            -         9,510

Depreciation and amortization           6,120           700        1,972         8,792
Segment assets                         93,805        10,214       47,882       151,901
Expenditures for property,
  plant and equipment                   6,370         1,203        1,090         8,663
Equity investment                           -         1,750            -         1,750
Goodwill                                1,926             -       27,061        28,987
------------------------------       --------      --------     --------      --------
($000)
2001
Net revenues                         $ 83,345      $  8,863       31,126      $123,334
Income (loss) from operations          15,036          (992)       4,224        18,268
Interest expense                            -             -            -         2,330
Other expense, net                          -             -            -         1,382
Earnings before income taxes                -             -            -        14,556

Depreciation and amortization           5,208           685        2,811         8,704
Segment assets                         84,642         8,173       55,358       148,173
Expenditures for property,
  plant and equipment                  14,914           490        1,295        16,699
Goodwill                                1,698             -       27,538        29,236
------------------------------       --------      --------     --------      --------
2000
Net revenues                         $ 68,302      $  5,790            -      $ 74,092
Income (loss) from operations          12,427        (2,096)           -        10,331
Interest expense                            -             -            -           349
Other expense, net                          -             -            -           226
Earnings before income taxes                -             -            -         9,756

Depreciation and amortization           4,352           667            -         5,019
Segment assets                         76,476         7,650            -        84,126
Expenditures for property,
  plant and equipment                   8,501           376            -         8,877
Goodwill                                1,792             -            -         1,792
------------------------------       --------      --------     --------      --------

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization follows:




                                       Revenues
------------------------------------------------------------
Year Ended June 30,          2002          2001         2000
------------------------------------------------------------
($000)
United States            $ 89,659      $ 97,753     $ 55,493

    Singapore               9,714         8,230        6,867
    Japan                   8,301        11,668        9,839
    Belgium                 4,305         3,460            -
    United Kingdom          1,709         2,223        1,893
------------------------------------------------------------
Total Non-United States    24,029        25,581       18,599
------------------------------------------------------------
                         $113,688      $123,334     $ 74,092
============================================================

                                   Long-Lived Assets
------------------------------------------------------------
Year Ended June 30,          2002          2001         2000
------------------------------------------------------------
($000)
United States             $88,570       $86,606      $41,533

    Singapore               2,390         2,801        1,347
    Japan                      27            17           36
    Belgium                   472           476            -
    China                   1,465         1,443        1,263
    United Kingdom              7            10           12
------------------------------------------------------------
Total Non-United States     4,361         4,747        2,658
------------------------------------------------------------
                          $92,931       $91,353      $44,191
============================================================

Note K  EMPLOYEE BENEFIT PLANS

Eligible employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company's board of directors and were approximately $738,000, $1,122,000 and $812,000 for the years ended June 30, 2002, 2001 and
2000, respectively.

The Company has an employee stock purchase plan for employees who have completed six months of continuous employment with the Company. The employee may purchase the common stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee is limited to 10% of the employee's base pay for each fiscal year.
This plan, as amended, limits the number of shares of commons stock available for purchase to 400,000 shares. There were 206,454 and 215,313 shares of common stock available for purchase under the plan at June 30, 2002 and 2001, respectively.

The Company has no program for postretirement health and welfare and post employment benefits.

The II-VI Incorporated Deferred Compensation Plan (the "Plan") is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Plan is a nonqualified, defined contribution employees' retirement plan. At the Company's discretion, the Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Plan. All assets in the Plan are subject to claims of the Company's creditors until such amounts are paid to the Plan participants. Employees of the Company made contributions to the Plan in the amount of approximately $71,000, $354,000 and $248,000 for the years ended June 30, 2002, 2001, and 2000, respectively.


Note L  CONTINGENCIES

As the result of issues generated in the course of daily business, the Company is involved in legal proceedings. Management believes that the final disposition of these proceedings will not have a material adverse effect on the Company's operations, financial position, liquidity or results of operations.


Note M  SUBSEQUENT EVENTS

European Distribution Joint Venture

Effective September 25, 2002, the Company reached an agreement with L.O.T.-Oriel Laser Optik Technologie Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to establish a new European joint venture to distribute II-VI Incorporated and Laser Power Corporation products in Germany. The Company purchased a 75% controlling interest in this joint venture, called II-VI L.O.T. GmbH (II-VI/L.O.T.), for approximately $2.8 million net of taxes already or to be refunded to the Company. II-VI/L.O.T. will be based in Darmstadt, Germany and will provide distribution, marketing and laser specific know-how needed to successfully sell both II-VI and Laser Power products in Germany to OEM and aftermarket customers.

Yen Loan

On September 23, 2002, the Company replaced its 237 million Yen loan with PNC Bank, with a 300 million Yen loan with the same bank. This loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. Due to this event, the aggregate annual amounts of principal payments required on the long-term debt as of June 30, 2002 were revised to reflect this transaction (see Note F).

                               SCHEDULE II

                   II-VI INCORPORATED AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED JUNE 30, 2000, 2001 AND 2002
                        (IN THOUSANDS OF DOLLARS)


                                   Additions (1)
                                -----------------
                   Balance at   Charged  Charged   Deduction   Balance
                   Beginning      to     to Other    from      at End
                   of Year      Expense  Accounts  Reserves    of Year
                   ----------   -------  --------  ----------  -------

YEAR ENDED
JUNE 30, 2000:
Allowance for
doubtful accounts
& warranty returns    $ 457       $ 213   $   7     $ 102 (2)   $ 575

YEAR ENDED
JUNE 30, 2001:
Allowance for
doubtful accounts
& warranty returns    $ 575       $ 232   $  94     $ 152 (2)   $ 749

YEAR ENDED
JUNE 30, 2002:
Allowance for
doubtful accounts
& warranty returns    $ 749       $ 158   $  42     $ 102 (2)   $ 847
Other (3)             $   -       $ 780   $   -     $  88       $ 692

------
(1) Amounts primarily relate to businesses acquired, warranty returns and the effects of foreign currency translation.
(2)  Uncollectible accounts written off, net of recovery
(3) Primarily relates to the closing of manufacturing operations in Mexico and the costs related to consolidating several of the Company's European distribution arrangements.


QUARTERLY FINANCIAL DATA

FISCAL 2002
                                          SEPTEMBER 30,   DECEMBER 31,     MARCH 31,       JUNE 30,
QUARTER ENDED                                 2001           2001            2002            2002
-------------------------------------     -------------   ------------     ---------       --------
($000 except per share data)
Net revenues                                 $28,693        $27,446         $27,441        $30,108
Cost of goods sold                            18,590         18,640          19,848         19,559
Internal research and development                990          1,345           1,153            953
Selling, general and administrative            5,645          4,876           4,824          5,900
Interest expense                                 542            358             313            231
Other expense (income) - net                    (565)           (95)           (353)         1,424
-------------------------------------        -------        --------        -------        -------
Earnings before income taxes                   3,491          2,322           1,656          2,041
Income taxes                                   1,152            577             492             25
-------------------------------------        -------        --------        -------        -------
Net earnings                                 $ 2,339        $ 1,745         $ 1,164        $ 2,016
-------------------------------------        -------        -------         -------        -------
Basic earnings per share                     $  0.17        $  0.13         $  0.08        $  0.14
-------------------------------------        -------        -------         -------        -------
Diluted earnings per share                   $  0.16        $  0.12         $  0.08        $  0.14
=====================================        =======        =======         =======        =======

Other expense for the quarter ended June 30, 2002 includes the closing of operations of Laser Power in Mexico of $400, costs related to consolidating several of the Company's European distribution arrangements of $350, and the write-off of certain crystal growth equipment and technology of $700.


                                          SEPTEMBER 30,   DECEMBER 31,     MARCH 31,       JUNE 30,
QUARTER ENDED                                 2000           2000            2001            2001
-------------------------------------     -------------   ------------     ---------       --------
($000 except per share data)
Net revenues                                 $26,713        $31,738         $32,531        $32,352
Cost of goods sold                            16,180         19,364          20,847         19,409
Internal research and development                992          1,166           1,088          1,253
Selling, general and administrative            6,268          6,239           6,083          6,177
Interest expense                                 337            837             657            499
Other expense (income) - net                      67            543             180            592
Earnings before income taxes                   2,869          3,589           3,676          4,422
Income taxes                                     909          1,246           1,241          1,669
Net earnings                                $  1,960       $  2,343        $  2,435       $  2,753
Basic earnings per share                    $   0.15       $   0.17        $   0.18       $   0.20
Diluted earnings per share                  $   0.14       $   0.16        $   0.17       $   0.19

Fiscal 2001 results reflect the August 2000 acquisition of Laser Power Corporation.






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Board of Directors and Board Committees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                                     Equity Compensation Plan Information
                                                                           Number of securities
                         Number of securities                             remaining available for
                            to be issued            Weighted-average        future issuance under
                          upon exercise of         exercise price of      equity compensation plans
                         outstanding options,      outstanding options,     (excluding securities
Plan category            warrants and rights       warrants and rights    reflected in column (a) )
---------------------------------------------------------------------------------------------------
                                 (a)                      (b)                       (c)
Equity compensation
    plans approved by
    security holders         1,061,281                   $8.07                   1,242,377
Equity compensation
    plans not approved
    by security holders          0                         0                         0
-------------------------    ---------                   -----                   ---------
                Total        1,061,281                   $8.07                   1,242,377
=========================    =========                   =====                   =========


     The other information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 14. CONTROLS AND PROCEDURES

         Not yet applicable.

                                 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

(a)  (1) Financial Statements

         The financial statements are set forth under Item 8 of this annual report on Form 10-K.

     (2) Schedules

         Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2002 is set forth under Item 8 of this annual report on Form 10-K.

     Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

    (2) Exhibits.

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

3.01  Amended and Restated Articles        Incorporated herein by
      of Incorporation of II-VI            Exhibit 3.02 to reference is
      Incorporated                         Registration Statement No.
                                           33-16389 on Form S-1.


3.02  Amended and Restated By-Laws of      Filed herewith.
      II-VI Incorporated


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


10.02  II-VI Incorporated Amended and      Incorporated herein by
       Restated Employees' Stock           reference is Exhibit 10.04
       Purchase Plan                       to Registration Statement
                                           No. 33-16389 on Form S-1.


10.03  First Amendment to the II-VI        Incorporated herein by
       Incorporated Amended and Restated   reference Exhibit 10.01 to
       Employees' Stock Purchase Plan      II-VI's Form 10-Q for the
                                           Quarter Ended
                                           March 31, 1996.


10.04  II-VI Incorporated Amended and      Incorporated herein by
       Restated Employees' Profit          reference is Exhibit 10.05
       -Sharing Plan and Trust             to Registration Statement
       Agreement, as amended               No. 33-16389 on Form S-1.


10.05  Form of Representative Agreement    Incorporated herein by
       between II-VI and its foreign       reference is Exhibit 10.15
       representatives                     to Registration Statement
                                           No. 33-16389 on Form S-1.

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

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


10.14  Agreement by and between            Incorporated herein by
       PNC Bank, National Association      reference is Exhibit 10.01
       and II-VI Incorporated for          to II-VI's Form 10-Q for
       Amended and Restated Letter         the Quarter Ended
       Agreement for Committed Line of     March 31, 1999.
       Credit and Japanese Yen Term Loan


10.15  Credit Agreement by and among       Incorporated herein by
       II-VI Incorporated, its             reference is Exhibit (b)(1)
       subsidiary guarantors, various      to Amendment No. 3 to the
       lenders and PNC Bank, National      Company's Tender Offer
                                           Statement on Schedule TO
                                           filed on August 24, 2000.
                                           Association dated as of
                                           August 14, 2000


10.16  II-VI Incorporated Stock Option     Incorporated herein by
       Plan of 2001                        reference is Exhibit 10.01
                                           to II-VI's Form 10-Q for the
                                           quarter ended
                                           December 31, 2001.

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

10.17  First Amendment to Credit           Filed herewith.
       Agreement by and among
       II-VI Incorporated, its
       subsidiary guarantors, various
       lenders and PNC Bank, National
       Association dated as of
       June 28, 2002


21.01  List of Subsidiaries of             Filed herewith.
       II-VI Incorporated


23.01  Consent of Deloitte & Touche LLP    Filed herewith.


99.01  Certification Pursuant              Filed herewith.
       to 18 U.S.C. Section 1350,
       as Adopted Pursuant to
       Section 906 of the
       Sarbanes-Oxley Act
       of 2002 for Carl J. Johnson


99.02  Certification Pursuant              Filed herewith.
       to 18 U.S.C. Section 1350,
       as Adopted Pursuant to
       Section 906 of the
       Sarbanes-Oxley Act
       of 2002 for Craig A. Creaturo

-------
* Denotes management contract or compensatory plan, contract or arrangement.

     The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) No reports on Form 8-K have been filed during the fourth quarter of fiscal year 2002.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 15(a)(2) above.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  II-VI INCORPORATED
September 27, 2002                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Principal Executive Officer:

September 27, 2002                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman
                               Chief Executive Officer and Director

                                  Principal Financial
                                  and Accounting Officer:

September 27, 2002                By:     /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                             Treasurer

September 27, 2002                By:   /s/ Francis J. Kramer
                                         Francis J. Kramer
                                          President, Chief
                                   Operating Officer and Director

September 27, 2002                By:  /s/ Thomas E. Mistler
                                         Thomas E. Mistler
                                             Director

September 27, 2002                By:  /s/ Duncan A. J. Morrison
                                        Duncan A. J. Morrison
                                             Director

September 27, 2002                By:  /s/ Peter W. Sognefest
                                        Peter W. Sognefest
                                             Director

                            CERTIFICATIONS

I, Carl J. Johnson, certify that:


    1. I have reviewed this annual report on Form 10-K of II-VI Incorporated;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 25, 2002             By:    /s/ Carl J. Johnson
                                          Carl J. Johnson
                               Chairman, Chief Executive Officer
                                         and Director



I, Craig A. Creaturo, certify that:


    1. I have reviewed this annual report on Form 10-K of II-VI Incorporated;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 25, 2002             By:    /s/ Craig A. Creaturo
                                          Craig A. Creaturo
                               Treasurer (principal financial officer)

                              EXHIBIT INDEX

3.01  Amended and Restated Articles        Incorporated herein by
      of Incorporation of II-VI            Exhibit 3.02 to reference is
      Incorporated                         Registration Statement No.
                                           33-16389 on Form S-1.


3.02  Amended and Restated By-Laws of      Filed herewith.
      II-VI Incorporated


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


10.02  II-VI Incorporated Amended and      Incorporated herein by
       Restated Employees' Stock           reference is Exhibit 10.04
       Purchase Plan                       to Registration Statement
                                           No. 33-16389 on Form S-1.


10.03  First Amendment to the II-VI        Incorporated herein by
       Incorporated Amended and Restated   reference Exhibit 10.01 to
       Employees' Stock Purchase Plan      II-VI's Form 10-Q for the
                                           Quarter Ended
                                           March 31, 1996.


10.04  II-VI Incorporated Amended and      Incorporated herein by
       Restated Employees' Profit          reference is Exhibit 10.05
       -Sharing Plan and Trust             to Registration Statement
       Agreement, as amended               No. 33-16389 on Form S-1.


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

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

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


10.14  Agreement by and between            Incorporated herein by
       PNC Bank, National Association      reference is Exhibit 10.01
       and II-VI Incorporated for          to II-VI's Form 10-Q for
       Amended and Restated Letter         the Quarter Ended
       Agreement for Committed Line of     March 31, 1999.
       Credit and Japanese Yen Term Loan


10.15  Credit Agreement by and among       Incorporated herein by
       II-VI Incorporated, its             reference is Exhibit (b)(1)
       subsidiary guarantors, various      to Amendment No. 3 to the
       lenders and PNC Bank, National      Company's Tender Offer
                                           Statement on Schedule TO
                                           filed on August 24, 2000.
                                           Association dated as of
                                           August 14, 2000


10.16  II-VI Incorporated Stock Option     Incorporated herein by
       Plan of 2001                        reference is Exhibit 10.01
                                           to II-VI's Form 10-Q for the
                                           quarter ended
                                           December 31, 2001.


10.17  First Amendment to Credit           Filed herewith.
       Agreement by and among
       II-VI Incorporated, its
       subsidiary guarantors, various
       lenders and PNC Bank, National
       Association dated as of
       June 28, 2002


21.01  List of Subsidiaries of             Filed herewith.
       II-VI Incorporated

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

23.01  Consent of Deloitte & Touche LLP    Filed herewith.


99.01  Certification Pursuant              Filed herewith.
       to 18 U.S.C. Section 1350,
       as Adopted Pursuant to
       Section 906 of the
       Sarbanes-Oxley Act
       of 2002 for Carl J. Johnson


99.02  Certification Pursuant              Filed herewith.
       to 18 U.S.C. Section 1350,
       as Adopted Pursuant to
       Section 906 of the
       Sarbanes-Oxley Act
       of 2002 for Craig A. Creaturo

-------
* Denotes management contract or compensatory plan, contract or arrangement.