Form 10-K/A
period 2002-06-30
II-VI INC
filed 2002-09-30
CIK 820318

FORM 10-K/A
                             (Amendment No. 1)

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

                            EXPLANATORY NOTE

     This amended annual report on Form 10-K/A (the "Amendment") of II-VI Incorporated (the "Company") is being filed solely for the purpose of amending Item 8 and Item 15 to correct certain clerical formatting errors which occurred in the electronic preparation process and appear in the annual report on Form 10-K filed on September 27, 2002 (the "Original Filing"). Item 8, as corrected, is consistent with the financial statements and notes thereto as presented in the Company's Annual Report to Shareholders.

     For ease of reference, Items 1 through 7 and Items 9 through 14 are being reproduced in this Amendment as they appear in the Original Filing without modification.

     The filing of this Amendment is not an admission that the Original Filing (i) included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading and (ii) did not fairly present in all material respects the financial condition, results of operations and cash flows of the Company.

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

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Accumulated
                                           Common Stock      Other                 Treasury Stock
                                          -------------- Comprehensive  Retained  ---------------
                                          Shares  Amount    Income      Earnings  Shares   Amount      Total
                                          ------ -------    ------      --------  ------   --------  -------
(000)
BALANCE - JUNE 30, 1999                   13,752 $18,746    $  272      $37,385   (1,069)  $(1,910)  $54,493
Shares issued under
  stock option plans                         224     681         -            -        -         -       681
Net earnings                                   -       -         -        7,311        -         -     7,311
Other comprehensive loss, net of tax           -       -       (62)           -        -         -       (62)
Income tax benefit for
  options exercised                            -   1,027         -            -        -         -     1,027
------------------------------------      ------ -------    ------      --------  ------   --------  -------
BALANCE - JUNE 30, 2000                   13,976  20,454       210       44,696   (1,069)   (1,910)   63,450
Shares issued under
  stock option plans                         128     466         -            -        -         -       466
Shares issued to acquire
   Laser Power Corporation                   877  15,474         -            -        -         -    15,474
Net earnings                                   -       -         -        9,491        -         -     9,491
Other comprehensive loss, net of tax           -       -      (119)           -        -         -      (119)
Income tax benefit for
  options exercised                            -     651         -            -        -         -       651
------------------------------------      ------ -------    ------      --------  ------   --------   -------
BALANCE - JUNE 30, 2001                   14,981  37,045        91       54,187   (1,069)   (1,910)   89,413
Shares issued under
  stock option plans                         120     370         -            -        -         -       370
Net earnings                                   -       -         -        7,264        -         -     7,264
Other comprehensive income, net of tax         -       -       188            -        -         -       188
Income tax benefit for
  options exercised                            -     425         -            -        -         -       425
------------------------------------      ------ -------    ------      --------  ------   --------   -------
BALANCE - JUNE 30, 2002                   15,101 $37,840    $  279      $61,451   (1,069)  $(1,910)  $97,660
====================================      ====== =======    ======      ========  ======   ========   =======

See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,                                2002         2001         2000
-------------------------------------------      ------       ------       ------
($000)
Net earnings                                   $  7,264     $  9,491     $  7,311
Other comprehensive income (loss):
   Foreign currency translation adjustments,
     net of tax                                     188         (119)         (62)
-------------------------------------------      ------       ------       ------
COMPREHENSIVE INCOME                           $  7,452     $  9,372     $  7,249
===========================================      ======       ======       ======

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Year Ended June 30,
($000)                                                             2002           2001           2000
-------------------------------------------------               -------        -------        -------
Cash Flows from Operating Activities
Net earnings                                                    $ 7,264        $ 9,491        $ 7,311
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation                                                  8,429          6,838          4,693
    Amortization                                                    363          1,866            326
    (Gain) loss on foreign currency transactions                   (165)         1,445           (368)
    Net loss on disposal or writedown of assets                     335            237              -
    Deferred income taxes                                           794          1,518            662
    Other                                                          (672)             -              -
    Increase (decrease) in cash from changes in:
        Accounts receivable                                         596         (3,702)          (576)
        Inventories                                               1,700         (1,745)        (4,478)
        Accounts payable                                         (1,775)          (484)         1,674
        Other operating net assets                                 (731)            40          3,292
-------------------------------------------------               -------        -------        -------
Net cash provided by operating activities                        16,138         15,504         12,536
-------------------------------------------------               -------        -------        -------

Cash Flows from Investing Activities
Additions to property, plant and equipment                       (8,663)       (16,699)        (8,877)
Purchases of business                                            (2,172)       (27,726)        (2,894)
Investment in unconsolidated businesses                          (1,698)             -              -
Disposals of other assets                                           317            259            786
-------------------------------------------------               -------        -------        -------
Net cash used in investing activities                           (12,216)       (44,166)       (10,985)
-------------------------------------------------               -------        -------        -------

Cash Flows from Financing Activities
Proceeds (payments) on short-term borrowings                      1,250          4,308         (1,344)
Proceeds from long-term borrowings                                    -         25,000              -
Payments on long-term borrowings                                 (3,834)           (44)           (46)
Proceeds from sale of common stock                                  370            466            681
-------------------------------------------------               -------        -------        -------
Net cash (used in) provided by financing activities              (2,214)        29,730           (709)
-------------------------------------------------               -------        -------        -------
Effect of exchange rate changes on cash and cash equivalents       (191)           695            (70)
-------------------------------------------------               -------        -------        -------
Net increase in cash and cash equivalents                         1,517          1,763            772

Cash and Cash Equivalents
Beginning of year                                                 8,093          6,330          5,558
-------------------------------------------------               -------        -------        -------
End of year                                                       9,610        $ 8,093        $ 6,330
=================================================               =======        =======        =======
Non-cash transactions:  Net asset acquired as                   $   366              -              -
                        settlement on a customer
                        purchase commitment
                        Net assets acquired for
                        fair value of common stock                    -        $15,474              -
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


Pro forma results, as if the acquisition of Laser Power Corporation had occurred at the beginning of fiscal year 2000, are as follows:

Year Ended June 30,                       2002       2001       2000
---------------------------------------------------------------------
($000)
Net revenues                          $113,688   $125,483   $107,569
Income from continuing operations        7,264      9,019      4,801
Net income                               7,264      9,019      3,573

Basic earnings per share:
  Income from continuing operations   $   0.52   $   0.66   $   0.35
  Loss from discontinued operations          -          -      (0.09)
---------------------------------------------------------------------
Net income                            $   0.52   $   0.66   $   0.26
Diluted earnings per share:
  Income from continuing operations   $   0.51   $   0.64   $   0.34
  Loss from discontinued operations          -          -      (0.09)
---------------------------------------------------------------------
Net income                            $   0.51   $   0.64   $   0.25

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




Note G  INCOME TAXES

The components of income tax expense are as follows:

Year Ended June 30,             2002       2001       2000
----------------------------------------------------------
($000)
Current
   Federal                    $  423     $2,387     $1,094
   State                         233        387         53
   Foreign                       690        939        667
----------------------------------------------------------
Total                          1,346      3,713      1,814
==========================================================
Deferred:
   Federal                   $ 1,015     $1,119     $  528
   State                         190        118         60
   Foreign                      (305)       115         43
----------------------------------------------------------
Total                            900      1,352        631
==========================================================
Provision for Income Taxes   $ 2,246     $5,065     $2,445
==========================================================

Principal items comprising deferred income taxes are as follows:


June 30,                                                    2002                     2001
-------------------------------------------------        -------                  -------
($000)
Deferred income tax liabilities
Tax over book accumulated depreciation                   $ 4,333                  $ 3,476
Intangible assets                                            962                    1,474
-------------------------------------------------        -------                  -------
Deferred income taxes liability - long-term              $ 5,295                  $ 4,950
=================================================        =======                  =======

Deferred income tax assets
Transfer price adjustment                                $   167                  $     -
Inventory capitalization                                   1,004                    1,256
Non-deductible accruals                                    1,416                    1,248
Net-operating loss carryforward - current portion            870                      800
-------------------------------------------------        -------                  -------
Deferred income taxes asset - current                    $ 3,457                  $ 3,304
=================================================        =======                  =======

Net-operating loss carryforward                          $ 1,882                  $ 2,334
Valuation allowance                                         (468)                    (317)
-------------------------------------------------        -------                  -------
Deferred income tax asset - long-term                    $ 1,414                  $ 2,017
=================================================        =======                  =======
Net deferred income tax asset (liability)               ($   424)                 $   371
=================================================        =======                  =======

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:




Year Ended June 30,                                   2002    %       2001    %       2000    %
----------------------------------------------    --------   --   --------   --   --------   --
($000)
Taxes at statutory rate                           $  3,234   34   $  4,949   34   $  3,317   34
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal benefit         279    3        358    3         69    -
   Excludable Foreign Sales
       Corporation income                             (719)  (7)      (378)  (3)      (628)  (6)
Excludable foreign income                             (525)  (6)      (124)  (1)      (728)  (7)
Foreign taxes                                           83    1        126    1        181    2
Non-deductible goodwill amortization                     -    -        500    3         30    -
Other                                                 (106)  (1)      (366)  (2)       204    2
----------------------------------------------    --------   --   --------   --   --------   --
                                                  $  2,246   24   $  5,065   35   $  2,445   25
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

Stock option activity relating to the plans in each of the three years in the period ended June 30, 2002 is as follows:


                               Number of          Weighted
                             Shares Subject   Average Exercise
Options                        to Option       Price Per Share
--------------------------------------------------------------
Outstanding - July 1, 1999     1,277,990            $  4.49
Granted                           80,300            $  9.38
Exercised                       (224,570)           $  3.00
Forfeited                        (26,994)           $  8.30
--------------------------------------------------------------
Outstanding - July 1, 2000     1,106,726            $  5.04
Granted                          225,775            $ 17.27
Exercised                       (128,460)           $  3.63
Forfeited                        (29,750)           $  7.55
--------------------------------------------------------------
Outstanding - July 1, 2001     1,174,291            $  7.47
Granted                           45,950            $ 15.10
Exercised                       (119,640)           $  2.96
Forfeited                        (39,320)           $ 13.98
--------------------------------------------------------------
Outstanding - June 30, 2002    1,061,281            $  8.07

Exercisable - June 30, 2002      744,620            $  5.76
Exercisable - June 30, 2001      737,569            $  4.41
Exercisable - June 30, 2000      733,416            $  3.75
==============================================================

Outstanding and exercisable options at June 30, 2002 are as follows:

                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ---------------------------------   -------------------
                            Weighted
                             Average
                            Remaining     Weighted              Weighted
  Range of                 Contractual     Average               Average
  Exercise       Number of    Life        Exercise   Number of  Exercise
   Prices          Shares    (Years)        Price      Shares     Price
--------------- ---------- -----------    ---------   -------   --------
$ 1.00 - $ 2.00    297,100    2.29         $  1.59    297,100    $  1.59
$ 4.25 - $ 5.50    251,726    5.22         $  5.21    188,195    $  5.15
$ 6.09 - $10.00    194,420    5.15         $  8.93    163,120    $  9.11
$10.50 - $15.74    121,470    7.25         $ 13.31     55,940    $ 11.67
$16.00 - $23.38    196,565    8.16         $ 17.43     40,265    $ 17.56
--------------- ----------    ----         -------    -------    -------
                 1,061,281    5.16         $  8.07    744,620    $  5.76
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


FISCAL 2001
                                          SEPTEMBER 30,   DECEMBER 31,     MARCH 31,      JUNE 30,
QUARTER ENDED                                 2000           2000            2001            2001
-------------------------------------     -------------   ------------     ---------      --------
($000 except per share data)
Net revenues                                 $26,713        $31,738         $32,531        $32,352
Cost of goods sold                            16,180         19,364          20,847         19,409
Internal research and development                992          1,166           1,088          1,253
Selling, general and administrative            6,268          6,239           6,083          6,177
Interest expense                                 337            837             657            499
Other expense (income) - net                      67            543             180            592
-------------------------------------        -------        -------         -------        -------
Earnings before income taxes                   2,869          3,589           3,676          4,422
Income taxes                                     909          1,246           1,241          1,669
-------------------------------------        -------        -------         -------        -------
Net earnings                                 $ 1,960        $ 2,343         $ 2,435       $  2,753
-------------------------------------        -------        -------         -------        -------
Basic earnings per share                     $  0.15        $  0.17         $  0.18       $   0.20
-------------------------------------        -------        -------         -------        -------
Diluted earnings per share                   $  0.14        $  0.16         $  0.17       $   0.19
=====================================        =======        =======         =======        =======

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

     (3) Exhibits.

Exhibit
Number    Description of Exhibit
-------   ----------------------

3.01      Amended and Restated Articles    Incorporated herein by
          of Incorporation of II-VI        Exhibit 3.02 to reference is
          Incorporated                     Registration Statement No.
                                           33-16389 on Form S-1.


3.02      Amended and Restated By-Laws     Incorporated herein by
          of II-VI Incorporated            reference is II-VI's Annual
                                           Report on Form 10-K for the
                                           fiscal year ended
                                           June 30, 2002.


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


10.02     II-VI Incorporated Amended       Incorporated herein by
          and Restated Employees' Stock    reference is Exhibit 10.04
          Purchase Plan                    to Registration Statement
                                           No. 33-16389 on Form S-1.


10.03     First Amendment to the II-VI     Incorporated herein by
          Incorporated Amended and         reference Exhibit 10.01 to
          Restated Employees' Stock        II-VI's Form 10-Q for the
          Purchase Plan                    Quarter Ended March 31, 1996.


10.04     II-VI Incorporated Amended and   Incorporated herein by
          Restated Employees' Profit       reference is Exhibit 10.05
          -Sharing Plan and Trust          to Registration Statement
          Agreement, as amended            No. 33-16389 on Form S-1.


10.05     Form of Representative           Incorporated herein by
          Agreement between II-VI and      reference is Exhibit 10.15
          its foreign representatives      to Registration Statement
                                           No. 33-16389 on Form S-1.

Exhibit
Number    Description of Exhibit
-------   ----------------------

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


10.14     Agreement by and between         Incorporated herein by
          PNC Bank, National Association   reference is Exhibit 10.01
          and II-VI Incorporated for       to II-VI's Form 10-Q for
          Amended and Restated Letter      the Quarter Ended
          Agreement for Committed Line     March 31, 1999.
          of Credit and Japanese Yen
          Term Loan


10.15     Credit Agreement by and among    Incorporated herein by
          II-VI Incorporated, its          reference is Exhibit (b)(1)
          subsidiary guarantors, various   to Amendment No. 3 to the
          lenders and PNC Bank, National   Company's Tender Offer
          Association dated as of          Statement on Schedule TO
          August 14, 2000                  filed on August 24, 2000.




10.16     II-VI Incorporated Stock         Incorporated herein by
          Option Plan of 2001              reference is Exhibit 10.01
                                           to II-VI's Form 10-Q for the
                                           quarter ended
                                           December 31, 2001.

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.17     First Amendment to Credit        Incorporated herein by
          Agreement by and among           reference as filed with
          II-VI Incorporated, its          II-VI's Annual Report on
          subsidiary guarantors, various   Form 10-K for the fiscal
          lenders and PNC Bank, National   year ended June 30, 2002.
          Association dated as of
          June 28, 2002


21.01     List of Subsidiaries of          Incorporated herein by
          II-VI Incorporated               reference as filed with
                                           II-VI's Annual Report on
                                           Form 10-K for the fiscal
                                           year ended June 30, 2002.


23.01     Consent of Deloitte              Incorporated herein by
          & Touche LLP                     reference as filed with
                                           II-VI's Annual Report on
                                           Form 10-K for the fiscal
                                           year ended June 30, 2002.


23.02     Consent of Deloitte              Filed herewith.
          & Touche LLP


99.01     Certification Pursuant           Incorporated herein by
          to 18 U.S.C. Section 1350,       reference as filed with
          as Adopted Pursuant to           II-VI's Annual Report on
          Section 906 of the               Form 10-K for the fiscal
          Sarbanes-Oxley Act               year ended June 30, 2002.
          of 2002 for Carl J. Johnson


99.02     Certification Pursuant           Incorporated herein by
          to 18 U.S.C. Section 1350,       reference as filed with
          as Adopted Pursuant to           II-VI's Annual Report on
          Section 906 of the               Form 10-K for the fiscal
          Sarbanes-Oxley Act               year ended June 30, 2002.
          of 2002 for Craig A. Creaturo


99.03     Certification Pursuant           Filed herewith.
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the
          Sarbanes-Oxley Act
          of 2002 for Carl J. Johnson


99.04     Certification Pursuant           Filed herewith.
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the
          Sarbanes-Oxley Act
          of 2002 for Craig A. Creaturo

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    II-VI INCORPORATED
                                    (Registrant)




Date:  September 30, 2002          By:    /s/ Carl J. Johnson
                                              Carl J. Johnson
                                   Chairman and Chief Executive Officer

                            CERTIFICATIONS

I, Carl J. Johnson, certify that:


    1. I have reviewed this amended annual report on Form 10-K/A of II-VI Incorporated;

    2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.


September 30, 2002             By:    /s/ Carl J. Johnson
                                          Carl J. Johnson
                               Chairman, Chief Executive Officer
                                         and Director



I, Craig A. Creaturo, certify that:


    1. I have reviewed this amended annual report on Form 10-K/A of II-VI Incorporated;

    2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

September 30, 2002             By:    /s/ Craig A. Creaturo
                                          Craig A. Creaturo
                               Treasurer (principal financial officer)

                              EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
--------  ----------------------

3.01      Amended and Restated Articles    Incorporated herein by
          of Incorporation of II-VI        Exhibit 3.02 to reference is
          Incorporated                     Registration Statement No.
                                           33-16389 on Form S-1.


3.02      Amended and Restated By-Laws     Incorporated herein by
          of II-VI Incorporated            reference is II-VI's Annual
                                           Report on Form 10-K for the
                                           fiscal year ended
                                           June 30, 2002.


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


10.02     II-VI Incorporated Amended       Incorporated herein by
          and Restated Employees' Stock    reference is Exhibit 10.04
          Purchase Plan                    to Registration Statement
                                           No. 33-16389 on Form S-1.


10.03     First Amendment to the II-VI     Incorporated herein by
          Incorporated Amended and         reference Exhibit 10.01 to
          Restated Employees' Stock        II-VI's Form 10-Q for the
          Purchase Plan                    Quarter Ended March 31, 1996.


10.04     II-VI Incorporated Amended and   Incorporated herein by
          Restated Employees' Profit       reference is Exhibit 10.05
          -Sharing Plan and Trust          to Registration Statement
          Agreement, as amended            No. 33-16389 on Form S-1.


10.05     Form of Representative           Incorporated herein by
          Agreement between II-VI and      reference is Exhibit 10.15
          its foreign representatives      to Registration Statement
                                           No. 33-16389 on Form S-1.


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

Exhibit
Number    Description of Exhibit
--------  ----------------------

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


10.14     Agreement by and between         Incorporated herein by
          PNC Bank, National Association   reference is Exhibit 10.01
          and II-VI Incorporated for       to II-VI's Form 10-Q for
          Amended and Restated Letter      the Quarter Ended
          Agreement for Committed Line     March 31, 1999.
          of Credit and Japanese Yen
          Term Loan


10.15     Credit Agreement by and among    Incorporated herein by
          II-VI Incorporated, its          reference is Exhibit (b)(1)
          subsidiary guarantors, various   to Amendment No. 3 to the
          lenders and PNC Bank, National   Company's Tender Offer
          Association dated as of          Statement on Schedule TO
          August 14, 2000                  filed on August 24, 2000.




10.16     II-VI Incorporated Stock         Incorporated herein by
          Option Plan of 2001              reference is Exhibit 10.01
                                           to II-VI's Form 10-Q for the
                                           quarter ended
                                           December 31, 2001.


10.17     First Amendment to Credit        Incorporated herein by
          Agreement by and among           reference as filed with
          II-VI Incorporated, its          II-VI's Annual Report on
          subsidiary guarantors, various   Form 10-K for the fiscal
          lenders and PNC Bank, National   year ended June 30, 2002.
          Association dated as of
          June 28, 2002


21.01     List of Subsidiaries of          Incorporated herein by
          II-VI Incorporated               reference as filed with
                                           II-VI's Annual Report on
                                           Form 10-K for the fiscal
                                           year ended June 30, 2002.

Exhibit
Number   Description of Exhibit
-------  ----------------------

23.01     Consent of Deloitte              Incorporated herein by
          & Touche LLP                     reference as filed with
                                           II-VI's Annual Report on
                                           Form 10-K for the fiscal
                                           year ended June 30, 2002.


23.02     Consent of Deloitte              Filed herewith.
          & Touche LLP


99.01     Certification Pursuant           Incorporated herein by
          to 18 U.S.C. Section 1350,       reference as filed with
          as Adopted Pursuant to           II-VI's Annual Report on
          Section 906 of the               Form 10-K for the fiscal
          Sarbanes-Oxley Act               year ended June 30, 2002.
          of 2002 for Carl J. Johnson


99.02     Certification Pursuant           Incorporated herein by
          to 18 U.S.C. Section 1350,       reference as filed with
          as Adopted Pursuant to           II-VI's Annual Report on
          Section 906 of the               Form 10-K for the fiscal
          Sarbanes-Oxley Act               year ended June 30, 2002.
          of 2002 for Craig A. Creaturo


99.03     Certification Pursuant           Filed herewith.
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the
          Sarbanes-Oxley Act
          of 2002 for Carl J. Johnson


99.04     Certification Pursuant           Filed herewith.
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the
          Sarbanes-Oxley Act
          of 2002 for Craig A. Creaturo


-------
* Denotes management contract or compensatory plan, contract or arrangement.