Form 10-Q
period 2002-09-30
II-VI INC
filed 2002-11-14
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002

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

At November 8, 2002, 14,035,774 shares of Common Stock, no par value, of the registrant were outstanding.









                           II-VI INCORPORATED


                                  INDEX




                                                               Page No.
                                                               --------

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         September 30, 2002 and June 30, 2002.......................3

         Condensed Consolidated Statements of Earnings -
         Three months ended September 30, 2002 and 2001.............4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended September 30, 2002 and 2001.............5

         Notes to Condensed Consolidated Financial
         Statements.................................................6


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..........12


Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk.........................................16


Item 4.  Controls and Procedures...................................16


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................17















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                            September 30,    June 30,
Assets                                         2002            2002
                                              --------       --------
Current Assets
  Cash and cash equivalents                   $  9,375       $  9,610
  Accounts receivable, net                      21,330         21,541
  Inventories                                   20,488         19,741
  Deferred income taxes                          2,903          3,457
  Other current assets                           2,205          1,488
                                              --------       --------
    Total Current Assets                        56,301         55,837

Property, Plant & Equipment, net                59,401         60,711
Goodwill, net                                   28,987         28,987
Intangible Assets, net                           4,841          3,233
Investments                                      1,822          1,850
Other Assets                                     1,636          1,283
                                              --------       --------
                                              $152,988       $151,901
                                              ========       ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                            $  5,225       $  3,970
  Accrued salaries, wages and bonuses            5,129          4,976
  Income taxes payable                           1,076          1,012
  Accrued profit sharing contribution              143            736
  Current portion of long-term debt              5,058          5,068
  Other current liabilities                      3,757          4,329
                                              --------       --------
    Total Current Liabilities                   20,388         20,091

Long-Term Debt--less current portion            28,175         29,435

Other Liabilities,
  primarily deferred income taxes                4,692          4,715

Shareholders' Equity
  Preferred stock, no par value;
  authorized - 5,000,000 shares;
  unissued Common stock, no par value;
  authorized - 30,000,000 shares;
  issued - 15,104,654 shares
  at September 30, 2002;
  15,101,450 shares at June 30, 2002            37,851         37,840
  Accumulated other comprehensive income           135            279
  Retained earnings                             63,657         61,451
                                              --------       --------
                                               101,643         99,570

Less treasury stock, at cost
- 1,068,880 shares                               1,910          1,910
                                              --------       --------
                                                99,733         97,660
                                              --------       --------
                                              $152,988       $151,901
                                              ========       ========

- See notes to condensed consolidated financial statements.















































II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                               Three Months Ended
                                                  September 30,
                                               2002          2001
                                             --------      --------
Revenues

Net sales:
  Domestic                                   $14,154       $15,168
  International                               15,055        12,093
                                             -------       -------
                                              29,209        27,261
Contract research and development              2,362         1,432
                                             -------       -------
                                              31,571        28,693
                                             -------       -------


Costs, Expenses & Other Income

Cost of goods sold                            18,087        17,627
Contract research and development              2,244           963
Internal research and development                959           990
Selling, general and administrative            7,195         5,645
Interest expense                                 278           542
Other income, net                               (114)         (565)
                                             -------       -------
                                              28,649        25,202
                                             -------       -------

Earnings Before Income Taxes                   2,922         3,491

Income Taxes                                     716         1,152
                                             -------       -------

Net Earnings                                 $ 2,206       $ 2,339
                                             =======       =======

Basic Earnings Per Share                     $  0.16       $  0.17
                                             =======       =======

Diluted Earnings Per Share                   $  0.15       $  0.16
                                             =======       =======

- See notes to condensed consolidated financial statements.








II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)
                                                    Three Months Ended
                                                       September 30,
                                                      2002       2001
                                                    --------   --------
Cash Flows from Operating Activities
Net earnings                                         $2,206     $2,339
Adjustments to reconcile net earnings
to net cash provided by
operating activities:
    Depreciation                                      2,336      2,110
    Amortization                                         85        107
    Gain on foreign currency transactions              (128)      (354)
    Net loss on disposal or writedown of assets          49          -
    Deferred income taxes                               590        431
    Increase (decrease) in cash from changes in:
        Accounts receivable                             528      1,609
        Inventories                                    (336)         6
        Accounts payable                                934       (175)
        Other operating net assets                   (1,098)    (3,206)
                                                    --------   --------
Net cash provided by operating activities             5,166      2,867
                                                    --------   --------

Cash Flows from Investing Activities
Additions to property, plant and equipment           (1,766)    (3,081)
Purchase of business                                 (3,205)         -
Dividend from (investment in) unconsolidated business     9     (1,500)
Proceeds from sale of assets                            574          6
                                                     -------    -------
Net cash used in investing activities                (4,388)    (4,575)
                                                     -------    -------

Cash Flows from Financing Activities
Proceeds (payments) on short-term borrowings           (500)     1,500
Proceeds from long-term borrowings                      431          -
Payments on long-term borrowings                     (1,267)       (26)
Proceeds from sale of common stock                       11         67
                                                    --------   --------
Net cash (used in) provided by financing activities  (1,325)     1,541
                                                    --------   --------

Effect of exchange rate changes
on cash and cash equivalents                            312       (169)

Net decrease in cash and cash equivalents              (235)      (336)

Cash and Cash Equivalents at Beginning of Period      9,610      8,093
                                                     -------    -------
Cash and Cash Equivalents at End of Period           $9,375     $7,757
                                                     =======    =======

Cash paid for interest                               $  373     $  349
                                                     =======    =======

Cash paid for income taxes                           $   76     $  264
                                                     =======    =======

- See notes to condensed consolidated financial statements.
II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)


Note A  - Basis of Presentation
          ---------------------

The condensed consolidated financial statements for the three month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2002 Annual Report to shareholders. The consolidated results of operations for the three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note B  - Inventories
          -----------

The components of inventories are as follows ($000):

                             September 30,      June 30,
                                 2002             2002
                               -------          -------
Raw materials                  $ 4,606          $ 4,638
Work in progress                 8,896            8,958
Finished goods                   6,986            6,145
                               -------          -------
                               $20,488          $19,741
                               =======          =======


Note C  - Property, Plant and Equipment
          -----------------------------

Property, plant and equipment (at cost/valuation) consist of the following ($000):


                             September 30,      June 30,
                                 2002             2002
                               -------          -------
Land and land improvements    $  1,577         $  1,551
Buildings and improvements      29,810           30,008
Machinery and equipment         73,828           73,041
                               -------          -------
                               105,215          104,600
Less accumulated depreciation   45,814           43,889
                               -------          -------
                              $ 59,401         $ 60,711
                              ========         ========



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note D  - Contract Receivables
          --------------------

The components of contract receivables, which is a component of accounts receivable, net of allowance for doubtful accounts, are as follows ($000):

                             September 30,      June 30,
                                 2002             2002
                               -------          -------
Billed
  Completed Contracts          $     5          $     5
  Contracts in Progress          1,384            1,978
                               -------          -------
                                 1,389            1,983
Unbilled                         1,928            1,598
                               -------          -------
                               $ 3,317          $ 3,581
                               =======          =======





Note E  - Debt
          ----

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation. The facility has a five-year life effective August 14, 2000 and contains term and line of credit borrowing options. The facility is collateralized by the Company's accounts receivables and inventory, a pledge of all of the capital stock of each of the Company's existing direct and indirect domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate in effect as of September 30, 2002 was 3.19%. As of September 30, 2002, the total borrowings of $30.3 million under this facility consisted of $20.0 million under the term loan option and $10.3 million under the line of credit option.

In September 2002, the Company replaced its 237 million Yen loan with a 300 million Yen loan with the same bank. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. As of September 30, 2002, the Japanese Yen base rate was 0.07% resulting in a total interest rate of 1.56%.


II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note F  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:

                                            Three Months Ended
                                               September 30,
                                         ------------------------
(000 except per share data)                 2002            2001
-----------------------------------------------------------------
Net earnings                             $ 2,206         $ 2,339
Divided by:
   Weighted average shares                14,034          13,914
-----------------------------------------------------------------
Basic earnings per share                 $  0.16         $  0.17

Net earnings                             $ 2,206         $ 2,339
Divided by:
   Weighted average shares                14,034          13,914
   Dilutive effect of common
       stock equivalents                     337             398
-----------------------------------------------------------------
   Diluted weighted average
       common shares                      14,371          14,312
-----------------------------------------------------------------
Diluted earnings per share               $  0.15         $  0.16
-----------------------------------------------------------------
Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for the three months ended
September 30, 2002 and 2001, respectively.


Note G  - Comprehensive Income
          --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                                            Three Months Ended
                                               September 30,
                                         ------------------------
                                            2002            2001
-----------------------------------------------------------------
Net earnings                             $ 2,206         $ 2,339

Foreign currency translation
adjustments, net of tax                     (144)            209
-----------------------------------------------------------------
Comprehensive income                     $ 2,062         $ 2,548
-----------------------------------------------------------------
II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note H  - Segment Reporting
          -----------------

The Company has three reportable segments: Infrared Optics, which is primarily the Company's II-VI and Laser Power Optics infrared optics and material products businesses; Near-Infrared Optics, which is primarily the Company's VLOC subsidiary; and Military Infrared Optics, which is primarily the Company's Exotic Electro-Optics subsidiary; The Company's Other segment is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide development group, and the Company's corporate research and development group.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations. Inter-segment sales and transfers have been eliminated.

Effective July 1, 2002, the Company changed its segment reporting to better reflect how the Company manages its businesses. Prior period segment information has been restated.

The following table summarizes selected financial information of the Company's operations by segment ($000's):





                                                   Three Months Ended September 30, 2002
                                    -----------------------------------------------------------
                                                                 Military
                                    Infrared    Near-Infrared    Infrared
                                     Optics        Optics         Optics      Other      Totals
-----------------------------------------------------------------------------------------------
Net revenues                        $18,354        $5,467         $5,794    $ 1,956    $ 31,571
Income (loss) from operations         4,231           362            257     (1,764)      3,086
Interest expense                          -             -              -          -        (278)
Other income, net                         -             -              -          -         114
Earnings before income taxes              -             -              -          -       2,922

Depreciation and amortization         1,056           552            424        389       2,421
Capital expenditures                    652           185            394        535       1,766

Goodwill, net                         5,516         1,927         21,544          -      28,987
Segment assets                       63,121        25,436         38,033     26,398     152,988

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note H  - Segment Reporting, Cont'd.
          --------------------------

                                                   Three Months Ended September 30, 2002
                                    -----------------------------------------------------------
                                                                 Military
                                    Infrared    Near-Infrared    Infrared
                                     Optics        Optics         Optics      Other      Totals
-----------------------------------------------------------------------------------------------
Net revenues                        $16,164        $ 5,441        $ 5,216   $ 1,872    $ 28,693
Income (loss) from operations         2,876            226            867      (501)      3,468
Interest expense                          -              -              -         -        (542)
Other income, net                         -              -              -         -         565
Earnings before income taxes              -              -              -         -       3,491

Depreciation and amortization           990            571            422       234       2,217
Capital expenditures                  2,246            518            114       203       3,081

Goodwill, net                         5,516          1,698         22,022         -      29,236
Segment assets                       57,934         27,585         43,429    20,528     149,476


Note I - Derivative Instruments
         ----------------------

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

The Company recorded the fair value of contracts with a notional amount of approximately $2.1 million as of September 30, 2002 on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased (decreased) net earnings by $65,000 and $(44,000) for the three months ended September 30, 2002 and 2001, respectively.
II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note I - Derivative Instruments, Cont'd.
         -------------------------------

To satisfy certain provisions of its line of credit facility, on March 6, 2002 the Company entered into a one-year interest rate cap expiring March 6, 2003, with a notional amount of $12.5 million replacing an interest rate collar that expired on March 5, 2002. These agreements were entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. The one-month LIBOR rate was 1.84% and 1.81% on June 30, 2002 and September 30, 2002, respectively. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this agreement as an increase or decrease to interest expense in the results of operations. The effect of this instrument on net earnings for the three months ended September 30, 2002 was immaterial.


Note J - New Accounting Pronouncements
         -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company evaluated its leased and owned properties for potential asset retirement obligations under SFAS 143. Based on this review, the Company identified obligations primarily related to disposal of certain materials utilized in its manufacturing process. The adoption of SFAS 143 did not have a material effect on the financial position or results of operations for the three months ended September 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The adoption of SFAS 144 had no financial impact on the financial position or results of operations for the three months ended September 30, 2002.









II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note J - New Accounting Pronouncements, Cont'd.
         --------------------------------------

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


Note K - Acquisition of II-VI/L.O.T.
         ---------------------------

During the quarter ended September 30, 2002, the Company reached an agreement with L.O.T. - Oriel Laser Optik Technologies Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to establish a new European joint venture to distribute II-VI Incorporated and Laser Power Corporation products in Germany. Prior to this acquisition, the distribution of products in Germany was handled by L.O.T. for over 25 years. II-VI and L.O.T. created II-VI/L.O.T. GmbH (II-VI/L.O.T.) to better service the needs of customers in Germany. Approximately 10% of the Company's total sales are in Germany. The Company purchased a 75% controlling interest in II-VI/L.O.T., for approximately $2.8 million, net of value added taxes already or to be refunded to the Company that approximate $.5 million. The major assets acquired were inventory of approximately $1.2 million and intangible assets (customer lists and related information) of approximately $1.6 million that are being amortized over a ten-year useful life. II-VI/L.O.T. is based in Darmstadt, Germany and will provide distribution, marketing and laser specific know-how needed to successfully sell both II-VI Incorporated and Laser Power Corporation products in Germany to OEM and aftermarket customers. The results of II-VI/L.O.T. for the three months ended September 30, 2002 are included in the Company's consolidated financial statements for the quarter ended September 30, 2002.

At any time after July 1, 2005, the Company has a call option to purchase the remaining interest in II-VI/L.O.T. and L.O.T. has a put option to the Company to require the purchase of the remaining interest in II-VI/L.O.T. The price of the remaining interest is based upon a formula, primarily related to the average sales of II-VI/L.O.T. for the three fiscal years prior to the exercise of the option.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

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

There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K/A as filed with the Securities and Exchange Commission on September 27, 2002.


Critical Accounting Policies
----------------------------

Our significant accounting policies are described in Note A of the Consolidated Financial Statements for the year ended June 30, 2002 as filed in Form 10-K/A, which were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we made estimates and judgments which affect the results of our operations and the value of assets and liabilities we report. Our actual results may differ from these estimates.

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

The Company records an allowance for doubtful accounts receivable including warranty reserves as a charge against earnings based on a percentage of actual historical product returns over the past twelve months. Additional reserve is estimated for potential non-collection of the receivable based on historical results. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations over the last twelve months.

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

The Company records an estimated tax liability to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Judgment is required in estimating the future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.


Results of Operations
---------------------

Overview

Net earnings for the first quarter of fiscal 2003 were $2,206,000 ($0.15 per share-diluted) on revenues of $31,571,000. This compares to net earnings of $2,339,000 ($0.16 per share-diluted) on revenues of $28,693,000 in the first quarter of fiscal 2002. Order bookings for the first quarter of fiscal 2003 were $34,873,000 compared to $27,801,000 for the same period last fiscal year, an increase of 25%. Bookings for contract research and development for the first quarter of fiscal year 2003 were $5,390,000 compared to $5,153,000 for the same period last fiscal year. Revenues for the first quarter of fiscal 2003 increased 10% to $31,571,000 compared to $28,693,000 for the same period last fiscal year primarily due to higher shipments of infrared optics. Operating profit for the first quarter of fiscal 2003 decreased 11% to $3,086,000 compared to $3,468,000 for the same period last fiscal year primarily due to lower margins in the military infrared optics and lower sales volume from the Company's eV PRODUCTS division. This decrease was partially offset by an increase in shipments and gross margins of infrared optics.

Relating to the Company's optics segments, the Company currently expects a steady strengthening in the industrial aftermarket activity. Uncertainties of the past few quarters are still present; however, the industrial, scientific and medical market segments have shown an increase in order activity. The demand for military IR Optics is continuing to remain strong. The Company currently expects revenues and income from operations for the fiscal year ending June 30, 2003 to increase approximately 10% from the previous fiscal year.

Bookings, revenues and operating profit (loss) for the Company's reportable segments are discussed below. Certain amounts from prior years have been reclassified to conform with the fiscal 2003 presentation.

Infrared Optics

Bookings for the quarter for Infrared Optics increased 56% to $20,768,000 from $13,337,000 in the first quarter of last fiscal year. This increase was attributable to the receipt of orders from several of the Company's original equipment manufacturer (OEM) customers.
Specifically, the Company received two major blanket orders in the current fiscal quarter from two large European customers for approximately $5.5 million.

Revenues for the current fiscal quarter for Infrared Optics increased 14% to $18,354,000 from $16,164,000 in the first quarter of last fiscal year. This increase was attributable to increased shipments to several of the Company's OEM customers.

Income from operations for the quarter increased to $4,231,000 from $2,876,000 in the first quarter of last fiscal year. The improvement in operating profit for the current fiscal quarter as compared to the same quarter of last fiscal year was due to a combination of increased sales volume, facility consolidation and the acquisition of a majority interest in a distributor in Germany, which is described in Note L of the accompanying Condensed Consolidated Financial Statements.

Near-Infrared Optics

Bookings for the quarter for Near-Infrared Optics decreased 20% to $6,900,000 from $8,584,000 in the first quarter of last fiscal year. A shift in order mix showed a strengthening in the Yttrium Aluminum Garnet (YAG) bookings for the current fiscal quarter, but this was offset by reduced contract research bookings as compared to the same quarter for the prior fiscal year.

Revenues for the quarter for Near-Infrared Optics were $5,467,000 compared to $5,441,000 in the first quarter of last fiscal year. Contract research revenue in this quarter increased as compared to the same quarter last fiscal year, while product sales, primarily in the optics and telecommunications product lines, decreased as compared to the same quarter last fiscal year.

Income from operations for the quarter increased to $362,000 from $226,000 in the first quarter of last fiscal year. The improved operating profit reflected stronger operations in the YAG product line due to improved performance yields.


Military Infrared Optics

Bookings for the quarter for Military Infrared Optics were $4,576,000 as compared to $4,624,000 in the first quarter of last fiscal year. The bookings results reflect an addition of new sapphire based orders in the current quarter.

Revenues for the quarter for Military Infrared Optics increased 11% to $5,794,000 compared to $5,216,000 in the first quarter of the last fiscal year. The increase in revenue was primarily due to the market acceptance of a new sapphire based products.

Income from operations for the quarter decreased to $257,000 from $867,000 in the first quarter of the prior fiscal year. Decreased gross margins in the current quarter contributed to the lower operating profit. The consolidation of the commercial operations in the fourth quarter of FY02 from Laser Power Corporation to other II-VI facilities decreased gross margins in the remaining military focused business due to the absorption of costs previously allocated to the commercial Infrared Optics business. Higher than expected costs negatively impacted operating profit in the current quarter relating to certain fixed-price government contracts that were absent in the same quarter of the prior fiscal year.

Other

Other bookings, revenues and operating profits (losses) primarily includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide operations and the Company's corporate research and development group.

Combined bookings for the quarter for eV PRODUCTS division and silicon carbide group more than doubled to $2,629,000 as compared to $1,256,000 in the first quarter of last fiscal year. The increase in the current quarter was due to the receipt of a research and development government contract awarded to the silicon carbide group partially offset by a customer order cancellation for the eV PRODUCTS division.

Revenues for the quarter from these operations increased 4% to $1,956,000 compared to $1,872,000 in the first quarter of the last fiscal year.

Operating loss for the quarter of $1,764,000 was higher than the operating loss of $501,000 in the first quarter of the prior fiscal year. The higher loss was attributable to lower sales volume for the eV PRODUCTS division and additional research and development costs for the WBG group associated with the Litton Systems, Inc. Silicon Carbide Group acquired in the second quarter of the last fiscal year.

Overall

Manufacturing gross margin for the first quarter of fiscal 2003 was $11,122,000 or 38% of revenues compared to $9,634,000 or 35% of revenues for the same period last fiscal year. The increased sales volume for the quarter as compared to the prior year, the recently completed facility consolidation for the Infrared Optics commercial business and the acquisition of a majority interest in a distributor in Germany all contributed to the increased gross margin.

Company-funded internal research and development expenses for the first quarter of fiscal 2003 were $959,000 or 3% of revenues compared to $990,000 or 3% of revenues for the same period last fiscal year. These expenditures for the quarter reflect continued silicon carbide crystal growth technology and processing development. These expenditures also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for the first quarter of fiscal 2003 were $7,195,000 or 23% of revenues compared to $5,645,000 or 20% of revenues for the same period last fiscal year. The dollar and percentage increases for the quarter as compared to the same period last fiscal year reflect costs associated with the acquisition of a majority interest in a distributor in Germany. In addition, the Company recorded higher salary expenses as compared to the same quarter last fiscal year for its world-wide profit driven bonus program.

Interest expense for the first quarter of fiscal 2003 was $278,000 compared to $542,000 for the same period last fiscal year. The decrease in interest expense reflects lower LIBOR based interest rates and approximately a $5.0 million reduction in debt outstanding for the quarter as compared to the first quarter of last fiscal year.

Other income for the first quarter of fiscal 2003 of $114,000 compared to $565,000 for the same period last fiscal year. The change was primarily due to lower foreign currency gains as a result of the U.S. dollar's performance relative to other currencies compared to the same quarter of the prior fiscal year. The balance of the other income in both fiscal quarters was derived from royalty income and interest income.

The Company's effective income tax rate for the first quarter of fiscal 2003 is 25% compared to an effective income tax rate of 33% for the same period in fiscal 2002. The income tax rate reflects the Company's continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.


Liquidity and Capital Resources

In the first three months of fiscal 2003, cash generated from operations of $5.2 million and proceeds from sale of assets of $0.6 million were used primarily to fund an investment of $1.8 million in property, plant and equipment, to finance a $3.2 million investment for a 75% majority ownership of a distributor in Germany and to pay down $1.3 million of debt. Cash transactions for the first three months of fiscal 2003 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $9.4 million at September 30, 2002.

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy.

For the quarter ended September 30, 2002, the Company decreased its borrowings by $1.3 million. As of September 30, 2002, the total borrowings of $33.2 million primarily include $20.0 million under the term loan option and $10.3 million under the line of credit option. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $83,000 for the three month period ended September 30, 2002.

To satisfy certain provisions of its line of credit facility relating to mitigating interest rate risk, on March 6, 2002 the Company entered into an interest rate cap for a one-year period with a notional amount of $12.5 million. See Note I of the Notes to Condensed Consolidated Financial Statements.






Item 4.  CONTROLS AND PROCEDURES

         (a)  Disclosure Controls and Procedures.
              ----------------------------------

              Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Carl J. Johnson, the Company's Chairman and Chief Executive Officer, and Craig
              A. Creaturo, the Company's Treasurer (and principal financial officer), reviewed and participated in this evaluation. Based on this evaluation, Messrs. Johnson and Creaturo concluded that, as of the date of their evaluation, the Company's disclosure controls were effective.

         (b)  Internal Controls.
              -----------------

              Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.



PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.
               --------

               10.01  Second Amended                Filed herewith.
                      and Restated Letter
                      Agreement by and among
                      II-VI Japan and PNC Bank,
                      National Association
                      dated as of
                      September 25, 2002


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

          (b)  Reports on Form 8-K.
               -------------------

               None.





















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                                 (Registrant)




Date:  November 14, 2002      By:     /s/ CARL J. JOHNSON
                                 ---------------------------------
                                         Carl J. Johnson
                              Chairman and Chief Executive Officer




Date:  November 14, 2002      By:     /s/ CRAIG A. CREATURO
                                 ---------------------------------
                                         Craig A. Creaturo
                                             Treasurer
































                               CERTIFICATIONS

I, Carl J. Johnson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of II-VI
    Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002           By:    /s/ CARL J. JOHNSON
                               ------------------------------
                                     Carl J. Johnson
                            Chairman, Chief Executive Officer
                                    and Director


















































I, Craig A. Creaturo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of II-VI
    Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002           By:       /s/ CRAIG A. CREATURO
                               ------------------------------------
                                         Craig A. Creaturo
                            Treasurer (principal financial officer)


















































                          EXHIBIT INDEX


Exhibit Number                                 Description of Exhibit
--------------                                 ----------------------

10.01  Second Amended and Restated Letter          Filed herewith.
       Agreement by and among II-VI
       Japan and PNC Bank, National
       Association dated as of
       September 25, 2002


99.01  Certification Pursuant to 18 U.S.C.         Filed herewith.
       Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act
       of 2002 for Carl J. Johnson


99.02  Certification Pursuant to 18 U.S.C.         Filed herewith.
       Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act
       of 2002 for Craig A. Creaturo