Form 10-Q
period 2002-12-31
II-VI INC
filed 2003-02-13
CIK 820318

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from        to       .
          ------    -----

                     Commission File Number:  0-16195

                            II-VI INCORPORATED
           (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                    25-1214948
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  375 Saxonburg Boulevard
      Saxonburg, PA                                       16056
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

                                    N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  x     No
                         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  x     No
                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At February 7, 2003, 14,055,054 shares of Common Stock, no par value, of the registrant were outstanding.

                            II-VI INCORPORATED


                                   INDEX




                                                                   Page No.
                                                                   -------
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets -
          December 31, 2002 and June 30, 2002 . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Earnings -
          Three and Six months ended December 31, 2002 and 2001 . . . . .4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended December 31, 2002 and 2001 . . . . . . . . . .6

          Notes to Condensed Consolidated Financial Statements . . . . . 7


          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . 17


          Item 3. Quantitative and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 23


          Item 4. Controls and Procedures . . . . . . . . . . . . . . . 23


PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . .24

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

                                            December 31,     June 30,
Assets                                         2002            2002
                                            -----------      --------
Current Assets
  Cash and cash equivalents                  $ 12,801        $  9,610
  Accounts receivable, net                     20,415          21,541
  Inventories                                  22,388          19,741
  Deferred income taxes                         3,484           3,457
  Other current assets                          1,766           1,488
                                            -----------      --------
    Total Current Assets                       60,854          55,837

Property, Plant & Equipment, net               58,281          60,711
Goodwill, net                                  28,987          28,987
Intangible Assets, net                          4,642           3,233
Investments                                     1,759           1,850
Other Assets                                    1,604           1,283
                                            -----------      --------
                                             $156,127        $151,901
                                            ===========      ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                           $  4,505        $  3,970
  Accrued salaries, wages and bonuses           6,317           4,976
  Income taxes payable                          2,229           1,012
  Accrued profit sharing contribution             530             736
  Current portion of long-term debt             5,680           5,068
  Other current liabilities                     4,190           4,329
                                            -----------      --------
    Total Current Liabilities                  23,451          20,091

Long-Term Debt--less current portion           25,084          29,435

Other Liabilities, primarily
deferred income taxes                           4,907           4,715

Shareholders' Equity
    Preferred stock, no par value;
    authorized - 5,000,000 shares; unissued
    Common stock, no par value; authorized
    - 30,000,000 shares; issued - 15,111,334
    shares at December 31, 2002;
    15,101,450 shares at June 30, 2002         37,913          37,840
    Accumulated other comprehensive income        256             279
    Retained earnings                          66,426          61,451
                                            -----------      --------
                                              104,595          99,570

    Less treasury stock, at cost -
    1,068,880 shares                            1,910           1,910
                                            -----------      --------
                                              102,685          97,660
                                            -----------      --------
                                             $156,127        $151,901
                                            ===========      ========

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Three Months Ended
                                                December 31,
                                           2002             2001
                                         --------         --------
Revenues

Net sales:
  Domestic                               $15,233          $13,255
  International                           13,665           11,441
                                         --------         --------
                                          28,898           24,696
Contract research and development          2,533            2,750
                                         --------         --------
                                          31,431           27,446
                                         --------         --------


Costs, Expenses & Other Income

Cost of goods sold                        17,540           16,726
Contract research and development          2,132            1,914
Internal research and development            552            1,345
Selling, general and administrative        6,692            4,876
Interest expense                             247              358
Other expense (income), net                  601              (95)
                                         --------         --------
                                          27,764           25,124
                                         --------         --------

Earnings Before Income Taxes               3,667            2,322

Income Taxes                                 898              577
                                         --------         --------

Net Earnings                             $ 2,769          $ 1,745
                                         ========         ========

Basic Earnings Per Common Share          $  0.20          $  0.13
                                         ========         ========

Diluted Earnings Per Common Share        $  0.19          $  0.12
                                         ========         ========

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                             Six Months Ended
                                                December 31,
                                           2002             2001
                                         --------         --------
Revenues

Net sales:
  Domestic                               $29,387          $28,423
  International                           28,720           23,534
                                         --------         --------
                                          58,107           51,957
Contract research and development          4,895            4,182
                                         --------         --------
                                          63,002           56,139
                                         --------         --------


Costs, Expenses & Other Income

Cost of goods sold                        35,627           34,353
Contract research and development          4,376            2,877
Internal research and development          1,511            2,335
Selling, general and administrative       13,887           10,521
Interest expense                             525              900
Other expense (income), net                  487             (660)
                                         --------         --------
                                          56,413           50,326
                                         --------         --------

Earnings Before Income Taxes               6,589            5,813

Income Taxes                               1,614            1,729

Net Earnings                             $ 4,975          $ 4,084
                                         ========         ========

Basic Earnings Per Common Share          $  0.35          $  0.29
                                         ========         ========

Diluted Earnings Per Common Share        $  0.35          $  0.29
                                         ========         ========

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                       Six Months Ended
                                                         December 31,
                                                     2002          2001
                                                   --------      --------
Cash Flows from Operating Activities
Net earnings                                       $  4,975      $ 4,084
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
  Depreciation                                       4,628         4,146
  Amortization                                         255           217
  Loss (gain) on foreign currency remeasurement        138          (250)
  Net loss on disposal or writedown of assets           50             -
  Deferred income taxes                                 36         1,188
  Increase (decrease) in cash from changes in:
    Accounts receivable                                884         3,749
    Inventories                                     (1,881)          335
    Accounts payable                                   471        (1,244)
    Other operating net assets                       2,089        (4,690)
                                                   --------      --------
Net cash provided by operating activities           11,645         7,535

Cash Flows from Investing Activities
Additions to property, plant and equipment          (2,852)       (5,227)
Purchase of business                                (2,755)       (2,172)
Dividend from (investment in)
unconsolidated business                                  9        (1,500)
Proceeds from sale of fixed assets                     574            15
                                                   --------      --------
Net cash used in investing activities               (5,024)       (8,884)
                                                   --------      --------

Cash Flows from Financing Activities
Proceeds (payments) on short-term borrowings        (1,319)        3,250
Payments on long-term borrowings                    (2,534)       (1,301)
Proceeds from sale of common stock                      44           228
                                                   --------      --------
Net cash (used in) provided by
financing activities                                (3,809)        2,177

Effect of exchange rate changes on
cash and cash equivalents                              379          (150)
                                                   --------      --------

Net increase in cash and cash equivalents            3,191           678

Cash and Cash Equivalents at Beginning of Period     9,610         8,093
                                                   --------      --------
Cash and Cash Equivalents at End of Period        $ 12,801       $ 8,771
                                                   ========      ========

Cash paid for interest                            $    638       $   897
                                                   ========      ========

Cash paid for income taxes                        $    436       $   721
                                                   ========      ========

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation
          ---------------------

The condensed consolidated financial statements for the three and six month periods ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2002 Annual Report to shareholders. The consolidated results of operations for the three and six month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.


Note B  - Inventories
          -----------

The components of inventories are as follows ($000):

                               December 31,        June 30,
                                  2002              2002
                               -----------         -------

         Raw materials           $ 4,160           $ 4,638
         Work in progress          9,737             8,958
         Finished goods            8,491             6,145
                               -----------         -------
                                 $22,388           $19,741
                               ===========         =======


Note C  - Property, Plant and Equipment
          -----------------------------

Property, plant and equipment (at cost/valuation) consist of the following ($000):

                               December 31,        June 30,
                                  2002              2002
                               -----------         -------

Land and land improvements       $ 1,453           $ 1,551
Buildings and improvements        31,411            30,008
Machinery and equipment           72,411            73,041
                               -----------         -------
                                 105,275           104,600

Less accumulated depreciation     46,994            43,889
                               -----------         -------

                                 $58,281           $60,711
                               ===========         =======

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note D  - Contract Receivables
          --------------------

The components of contract receivables, which is a component of accounts receivable, net of allowance for doubtful accounts, are as follows ($000):

                               December 31,       June 30,
                                  2002             2002
                               -----------        -------

      Billed
        Completed Contracts      $    19          $     5
        Contracts in Progress        986            1,978
                               -----------        -------
                                   1,005            1,983
      Unbilled                     2,246            1,598
                               -----------        -------
                                 $ 3,251          $ 3,581
                               ===========        =======


Note E  - Debt
          ----

The Company has a $45.0 million secured credit facility. The facility has a five-year life which expires on August 14, 2005 and contains term and line of credit borrowing options. The facility is collateralized by the Company's accounts receivables and inventory, a pledge of all of the capital stock of each of the Company's existing direct and indirect domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate as of December 31, 2002 was 2.77%. As of December 31, 2002, the total borrowings of $27.8 million under this facility consisted of $18.8 million under the term loan option and $9.0 million under the line of credit option.

In September 2002, the Company replaced its 237 million Yen loan with a 300 million Yen loan. The loan matures on September 25, 2007.
Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. As of December 31, 2002, the Japanese Yen base rate was 0.07% resulting in a total interest rate of 1.56%.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note F  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated:


                                 Three Months Ended       Six Months Ended
                                    December 31,             December 31,
(000 except per share data)      2002          2001       2002        2001
---------------------------    -------       -------    -------     -------
Net earnings                   $ 2,769       $ 1,745    $ 4,975     $ 4,084
Divided by:
    Weighted average shares     14,039        13,938     14,036      13,926
---------------------------    -------       -------    -------     -------
Basic earnings per share         $0.20         $0.13      $0.35       $0.29
---------------------------    -------       -------    -------     -------

Net earnings                   $ 2,769       $ 1,745    $ 4,975     $ 4,084
Divided by:
    Weighted average shares     14,039        13,938     14,036      13,926
    Dilutive effect of common
      stock equivalents            369           378        352         379
---------------------------    -------       -------    -------     -------
    Diluted weighted average
      common shares             14,408        14,316     14,388      14,305
---------------------------    -------       -------    -------     -------
Diluted earnings per share       $0.19         $0.12      $0.35       $0.29
---------------------------    -------       -------    -------     -------

Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for the three and six months ended December 31, 2002 and 2001, respectively.


Note G  - Comprehensive Income
          --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                            Three Months Ended       Six Months Ended
                              December 31,               December 31,
                            2002          2001       2002        2001
                          --------------------     ------------------

Net earnings              $2,769        $1,745     $4,975      $4,084

Foreign currency
translation adjustments      121           (12)       (23)        197
                          --------------------     ------------------
Comprehensive income,
net of tax                $2,890        $1,733     $4,952      $4,281
                          --------------------     ------------------

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note H  - Segment Reporting
          -----------------

The Company has the following reportable segments: Infrared Optics, which is primarily the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is primarily the Company's VLOC subsidiary; and Military Infrared Optics, which is primarily the Company's Exotic Electro-Optics subsidiary. The "Other" category is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide development group, the Company's corporate research and development group and remaining corporate activities.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment profit or loss from operations.
Intersegment sales and transfers have been eliminated.

Effective July 1, 2002, the Company changed its segment reporting to better reflect recent operational changes and to reflect how the Company manages its businesses. Prior period segment information has been restated.

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                            Three Months Ended December 31, 2002
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $17,572        $5,679        $5,799       $2,381    $31,431
Income (loss) from operations      4,416           396           234         (531)     4,515
Interest expense                       -             -             -            -       (247)
Other expense, net                     -             -             -            -       (601)
Earnings before income taxes           -             -             -            -      3,667

Depreciation and amortization      1,139           553           415          355      2,462
Capital expenditures                 466           135           256          229      1,086

Goodwill, net                      5,516         1,927        21,544            -     28,987
Segment assets                    64,683        24,808        37,671       28,965    156,127


                                            Three Months Ended December 31, 2001
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $14,300        $5,819        $5,641       $1,686    $27,446
Income (loss) from operations      3,050           320           256       (1,041)     2,585
Interest expense                       -             -             -            -       (358)
Other income, net                      -             -             -            -         95
Earnings before income taxes           -             -             -            -      2,322

Depreciation and amortization        967           530           413          236      2,146
Capital expenditures               1,100            43           513          490      2,146

Goodwill, net                      5,516         1,698        22,022            -     29,236
Segment assets                    57,271        27,772        39,780       25,068    149,891

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note H  - Segment Reporting, Cont'd.
          --------------------------


                                            Six Months Ended December 31, 2002
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $35,926        $11,146       $11,593      $4,337    $63,002
Income (loss) from operations      8,647            758           491      (2,295)     7,601
Interest expense                       -              -             -           -       (525)
Other expense, net                     -              -             -           -       (487)
Earnings before income taxes           -              -             -           -      6,589

Depreciation and amortization      2,195          1,105           839         744      4,883
Capital expenditures               1,118            320           650         764      2,852


                                            Six Months Ended December 31, 2001
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $30,464        $11,260       $10,857      $3,558    $56,139
Income (loss) from operations      5,926            546         1,123      (1,542)     6,053
Interest expense                       -              -             -           -       (900)
Other income, net                      -              -             -           -        660
Earnings before income taxes           -              -             -           -      5,813

Depreciation and amortization      1,958          1,101           834         470      4,363
Capital expenditures               3,346            561           627         693      5,227

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note I - Derivative Instruments
         ----------------------

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value.

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

The Company recorded the fair value of contracts with a notional amount of approximately $2.5 million as of December 31, 2002. The Company does not account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $80,000 for the three months ended December 31, 2002 and increased net earnings by $25,000 for the three months ended December 31, 2001. The change in the fair value of these contracts decreased net earnings by $16,000 and $20,000 for the six months ended December 31, 2002 and 2001, respectively.

To satisfy certain provisions of its credit facility (See Note E), on March 6, 2002 the Company entered into a one-year interest rate cap expiring March 6, 2003, with a notional amount of $12.5 million replacing an interest rate collar that expired on March 5, 2002. These agreements were entered into to limit interest rate exposure on one-half of the $25 million term loan. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. The one-month LIBOR rate was 1.84% and 1.38% on June 30, 2002 and December 31, 2002, respectively. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this agreement as an increase or decrease to interest expense in the results of operations. The effect of this instrument on net earnings for the three and six months ended December 31, 2002 was immaterial.

Note J - Acquisition of II-VI/L.O.T.
         ---------------------------

During the quarter ended September 30, 2002, the Company reached an agreement with L.O.T. - Oriel Laser Optik Technologies Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to establish a new European entity to distribute II-VI Incorporated and Laser Power Corporation products in Germany. Approximately 10% of the Company's total sales are in Germany. Prior to this acquisition, the distribution of the Company's products in Germany was handled by L.O.T. for over 25 years. II-VI and L.O.T. created II-VI/L.O.T. GmbH (II-VI/L.O.T.) to better service the needs of customers in Germany. The Company purchased a 75% controlling interest in II-VI/L.O.T. for approximately $2.8 million. The major assets acquired were inventory of approximately $1.2 million and intangible assets (customer lists and related information) of approximately $1.6 million that are being amortized over a ten-year useful life. II-VI/L.O.T. is based in Darmstadt, Germany and will provide distribution, marketing and laser specific know-how needed to sell both II-VI Incorporated and Laser Power Corporation products in Germany to OEM and aftermarket customers. The results of II-VI/L.O.T., net of minority interest, for the three and six month periods ended December 31, 2002 are included in the Company's consolidated financial statements for the three and six month periods ended December 31, 2002, and are included in the infrared optics segment.

At any time after July 1, 2005, the Company has a call option to purchase the remaining interest in II-VI/L.O.T. and L.O.T. has a put option to the Company to require the purchase of the remaining interest in II-VI/L.O.T. The price of the remaining interest is based upon a fixed formula based on the average sales of II-VI/L.O.T. for the three fiscal years prior to the exercise of the option.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note K - Stock-Based Compensation
         ------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation should a company elect this valuation method. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method specified in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company continues to use the intrinsic value approach of APB Opinion No. 25 for stock options granted to certain officers and key employees. All options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Therefore, compliance with SFAS 148 had no financial impact on the financial position or results of operations for the three and six months ended December 31, 2002.

In accordance with the disclosure requirements of SFAS 148, the following pro forma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to reflect the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

                                      Three Months Ended                   Three Months Ended
                                      December 31, 2002                     December 31, 2001
                               ---------------------------------     ---------------------------------
                                           Basic       Diluted                   Basic      Diluted
                                          Earnings     Earnings                Earnings     Earnings
                                 Net        Per          Per          Net         Per         Per
(000 except per share data)    Earnings    Share        Share       Earnings     Share       Share
---------------------------    ---------------------------------    -------------------------------
Net earnings and earnings
per share, as reported         $2,769      $0.20        $0.19       $1,745     $0.13        $0.12

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements         0       0.00         0.00            0      0.00         0.00

Deduct:  Stock-based employee
compensation cost, net of
related tax effects, that
would have been included in
the determination of net
earnings if the fair value
method had been applied to
all awards                       (143)     (0.01)       (0.01)        (158)    (0.01)       (0.01)
                               -------     ------       ------      -------    ------       ------

Pro forma net earnings and
earnings per share             $2,626      $0.19        $0.18       $1,587     $0.12        $0.11
                               ======      =====        ======      =======    =====        ======

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note K - Stock-Based Compensation, Cont'd.
         ---------------------------------


                                      Six Months Ended                      Six Months Ended
                                      December 31, 2002                     December 31, 2001
                               ---------------------------------     ---------------------------------
                                           Basic       Diluted                   Basic      Diluted
                                          Earnings     Earnings                Earnings     Earnings
                                 Net        Per          Per          Net         Per         Per
(000 except per share data)    Earnings    Share        Share       Earnings     Share       Share
---------------------------    ---------------------------------    -------------------------------
Net earnings and earnings
per share, as reported         $4,975      $0.35        $0.35       $4,084     $0.29        $0.29

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements         0       0.00        0.00             0      0.00         0.00

Deduct:  Stock-based employee
compensation cost, net of
related tax effects, that
would have been included in
the determination of net
earnings if the fair value
method had been applied to
all awards                       (281)     (0.02)      (0.02)         (316)    (0.02)       (0.02)
                               -------     ------       ------      -------    ------       ------

Pro forma net earnings and
earnings per share             $4,694      $0.33       $0.33        $3,768     $0.27        $0.27
                               ======      =====        ======      =======    =====        ======


Note L - Goodwill and Other Intangible Assets
         ------------------------------------

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 5 to 20 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company evaluates its goodwill on an annual basis. The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2002. Based on the results of this analysis, the Company's goodwill was not impaired as of June 30, 2002. There were no changes in the carrying value of goodwill as of and for the periods ended December 31, 2002.

As part of the acquisition of II-VI/L.O.T. (See Note J) identifiable intangible assets (customer lists and related information) of approximately $1,589,000 were recorded July 1, 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill as of December 31, 2002 and June 30, 2002, are as follows ($000):

                           December 31, 2002                   June 30, 2002
                   -------------------------------     --------------------------------
                     Gross                    Net       Gross                     Net
                   Carrying   Accumulative    Book     Carrying   Accumulative    Book
                    Amount    Amortization   Value      Amount    Amortization   Value
                   --------   ------------   -----     --------   ------------   -----
Patents             $1,867     $  (425)     $1,442     $1,793      $  (357)     $1,436
Trademark            1,491        (181)      1,310      1,491         (143)      1,348
Customer Lists       2,839        (950)      1,889      1,250         (801)        449
                   --------    -----------   -----     --------    -----------   -----
Total               $6,197     $(1,556)     $4,641     $4,534      $(1,301)     $3,233
                   ========    ===========  ======     ========    ===========  ======

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note L - Goodwill and Other Intangible Assets, Cont'd.
         ---------------------------------------------

Amortization expense recorded on the intangible assets for the three and six months ended December 31, 2002, was $169,000 and $ 255,000, respectively, and $103,000 and $217,000, respectively for the three and six months ended December 31, 2001. At December 31, 2002, estimated future amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
-----------------------------------------------
($000)
Remaining fiscal 2003                  $249,000
2004                                    498,000
2005                                    498,000
2006                                    446,000
2007                                    347,000
2008                                    338,000
===============================================


Note M - New Accounting Pronouncements
         -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143,
"Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company evaluated its existing leased and owned properties for potential asset retirement obligations under SFAS 143. Based on this review, the Company identified obligations primarily related to disposal of certain materials utilized in its manufacturing process. The adoption of SFAS 143 did not have a material effect on the Company's financial position or results of operations for the three and six months ended December 31, 2002, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The provisions of this standard must be applied for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 144 in the first quarter of fiscal 2003. The adoption of SFAS 144 had no financial impact on the financial position or results of operations for the three and six months ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.
Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities which would require the application of the requirements of this standard, therefore, the adoption of this standard had no financial impact on the financial position or results of operations for the three and six months ended December 31, 2002.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note M - New Accounting Pronouncements, Cont'd.
         --------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company elected to early adopt this standard (See Note K).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requiring increased disclosures regarding certain guarantees and requiring the recognition at fair value in the balance sheet of certain guarantees. Interpretation No. 45 is required to be adopted for interim financial statements ending after December 15, 2002.

The Company records a warranty reserve as a charge against earnings based on a percentage of actual historical product returns over the past twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the periods ended December 31, 2002.


                   June 30, 2002                                  December 31, 2002
                      Balance     Expense   Other     Writeoffs        Balance
                   -------------  -------   -------   ---------   -----------------
Consolidated:
  Warranty Reserve      $419       $68       -          -               $487



                   June 30, 2001                                     June, 2002
                      Balance     Expense   Other 1   Writeoffs        Balance
                   -------------  -------   -------   ---------   -----------------
Consolidated:
  Warranty Reserve      $334       $(3)      $88        -               $419

1 Reclassification of the Laser Power Corporation warranty reserve from Other current liabilities.

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


Critical Accounting Policies
----------------------------

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K/A describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company's critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles, accrual of bonus and profit sharing estimates and accrual of income tax liability estimates. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results of operation, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may be found in the Company's 2002 Form 10-K/A in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies."

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

The Company records an allowance for doubtful accounts receivable as a charge against earnings. The allowance is an estimate for potential non-collection of the receivable based on historical results. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the period ended December 31, 2002. If the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a percentage of actual historical product returns over the past twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

The Company records a slow moving inventory reserve as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the past twelve months. If actual market conditions are less favorable than projected, additional inventory reserves may be required.

The Company records goodwill and other intangible assets, net of accumulated amortization that are subject to annual reviews for impairment. The determination of related estimated useful lives and whether these assets are impaired involves judgments based upon long-term projections of future performance. A discounted cash flow model is used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. Based on the results of the most recently completed analysis, the Company's goodwill was not impaired as of June 30, 2002. No event has occurred as of or for the period ended December 31, 2002 that would give management an indication that an impairment charge was necessary that would adversely affect the financial position or results of operations.

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

The Company records an estimated tax liability to recognize the amount of taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. Judgment is required in estimating the future tax consequences of events that have been recognized in the Company's financial statements on tax returns.

The Company uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock options granted to certain officers and key employees, and therefore does not record compensation costs based upon the fair value of options at the date of grant. See Note K of the Condensed Consolidated Financial Statements.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.


Results of Operations
---------------------

Overview

Net earnings for the second quarter of fiscal 2003 were $2,769,000 ($0.19 per share-diluted) on revenues of $31,431,000. This compares to net earnings of $1,745,000 ($0.12 per share-diluted) on revenues of $27,446,000 in the second quarter of fiscal 2002. For the six months ended December 31, 2002, net earnings were $4,975,000 ($0.35 per share-diluted) on revenues of $63,002,000. This compares to net earnings of $4,084,000 ($0.29 per share-diluted) on revenues of $56,139,000 for the same period last fiscal year. Stronger results in revenues were realized in the majority of the Company's reporting segments. The increase of 15% in revenues for the second quarter of fiscal 2003 compared to the same period last fiscal year is primarily due to stronger shipments of commercial infrared optics to both the OEM and aftermarket customers and the integration of the Company's sales and marketing distribution activity in Germany.

Bookings for the second quarter of fiscal 2003 increased 27% to $32,033,000 compared to $25,185,000 for the same period last fiscal year. The increase was primarily attributable to stronger market demand from OEM customers in the industrial carbon dioxide (CO2) laser optics market. Bookings for contract research and development for the second quarter of fiscal year 2003 were $502,000 compared to $1,317,000 for the same period last fiscal year. Order bookings for the six months ended December 31, 2002 increased 26% to $66,906,000 as compared to $52,986,000 for the same period last fiscal year. The Company has experienced two consecutive quarters of strong bookings for our CO2 laser optics and our near-infrared optics and waveplates product lines. Bookings for contract research and development for the six months ended December 31, 2002 were $5,892,000 compared to $6,470,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to sales revenue over the next 12 months. For long-term customer orders, the Company takes the view of not booking the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

Income from operations, which is defined as net earnings before income taxes, interest and other income or expense, for the second quarter of fiscal 2003 increased 75% to $4,515,000 compared to $2,585,000 for the same period last fiscal year primarily due to higher gross margins from improved manufacturing synergies and cost controls in the commercial infrared optics area and higher sales volume from the majority of the Company's reporting segments. Income from operations for the six months ended December 31, 2002 increased 26% to $7,601,000 compared to $6,053,000 for the same period last fiscal year. Improvement was experienced in the infrared and near-infrared optics segments which was partially offset by lower income from operations in the military optics segment and in the combined results of the Company's eV PRODUCTS and Wide Band Gap operations.

Bookings, revenues and income or (loss) from operations for the Company's reportable segments are discussed below. Certain amounts from prior years have been reclassified to conform with the segment reporting presentation adopted in fiscal 2003.

Infrared Optics

Bookings for the second quarter for Infrared Optics increased 49% to $18,375,000 from $12,358,000 in the second quarter of last fiscal year. This increase was attributable in part to the receipt of approximately $4.0 million in blanket orders received in the current fiscal quarter from two large European OEM customers. Bookings for the six months ended December 31, 2002 increased 52% to $39,143,000 from $25,695,000 for the same period last fiscal year. The Company's commercial infrared optics, particularly in the industrial sector, has had two consecutive quarters of strong bookings levels for the CO2 laser optics. The OEM customers continue to request products at a rate more consistent with fiscal year 2001 business levels explaining the increase in order bookings over the same period last fiscal year.

Revenues for the current fiscal quarter for Infrared Optics increased 23% to $17,572,000 from $14,300,000 in the second quarter of last fiscal year. This increase was primarily attributable to increased shipments to several of the Company's OEM customers. Revenues for the six months ended December 31, 2002 increased 18% to $35,926,000 from $30,464,000 for the same period last fiscal year as the stronger order intake has translated into stronger revenues for the current period as compared to the same period of the prior fiscal year.

Income from operations for the second quarter increased 45% to $4,416,000 from $3,050,000 in the second quarter of last fiscal year. Income from operations for the six months ended December 31, 2002 increased
46% to $8,647,000 compared to $5,926,000 for the same period last fiscal year. The improvement in income from operations for the current fiscal three and six month periods as compared to the same periods of the last fiscal year was due to a combination of increased sales volume, operational consolidation and the acquisition of a majority interest in a distributor in Germany, which is described in Note J of the accompanying Condensed Consolidated Financial Statements.

Near-Infrared Optics

Bookings for the second quarter for Near-Infrared Optics increased 4% to $4,950,000 from $4,763,000 in the second quarter of last fiscal year.
The increase was primarily due to stronger demand in commercial bookings in the optics and waveplates product lines used in defense applications, as well as increased demand for customer inventory replenishment. Bookings for the six months ended December 31, 2002 decreased 11% to $11,850,000 as compared to $13,347,000 for the same period last fiscal year. The decrease in bookings for the six months ended December 31, 2002 as compared to the same period of the last fiscal year was primarily due to the weaker telecommunications market and lower research and development contract bookings.

Revenues for the second quarter for Near-Infrared Optics were $5,679,000 compared to $5,819,000 in the second quarter of last fiscal year. Yttrium Aluminum Garnet (YAG) revenues were stronger than the same quarter last fiscal year due to increased market demand but were more than offset by decreased market demand for telecommunication and contract research and development revenues. Revenues for the six months ended December 31, 2002 were essentially flat at $11,146,000 compared to $11,260,000 for the same period last fiscal year.

Income from operations for the second quarter increased to $396,000 from $320,000 in the second quarter of last fiscal year. This improvement reflected stronger gross margins in the majority of product lines and improved product yields in certain areas. Income from operations for the six months ended December 31, 2002 increased 39% to $758,000 compared to $546,000 for the same period last fiscal year. Cost reductions were sufficient to increase gross margins despite the essentially flat revenues for the comparable six month periods.

Military Infrared Optics

Bookings for the quarter for Military Infrared Optics were $6,727,000 as compared to $7,608,000 in the second quarter of last fiscal year. The 12% reduction in bookings primarily represents the irregular timing of order bookings in the Large Optics Coating area where orders are recorded with large military contractors participating in defense department projects such as the Airborne Laser. Bookings for the six months ended December 31, 2002 were $11,303,000 compared to $12,232,000 for the same period last fiscal year, a decrease, of 8%. The reduction in orders as compared to the same period last fiscal year is primarily in the windows and domes military optics area partially offset by growth in the sapphire product line area.

Revenues for the quarter for Military Infrared Optics increased 3% to $5,799,000 compared to $5,641,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2002 increased 7% to $11,593,000 from $10,856,000 for the same period last fiscal year. Revenues from windows and domes were the major contributors to the increase as compared to the same periods of the last fiscal year.

Income from operations for the second quarter decreased slightly to $234,000 from $256,000 in the second quarter of the prior fiscal year. Decreased gross margins in the current quarter contributed to the lower income from operations. Income from operations for the six months ended December 31, 2002 decreased to $491,000 from $1,123,000 for the same period last fiscal year. The consolidation of the commercial operations in the fourth quarter of fiscal year 2002 from Laser Power Corporation to other II-VI facilities decreased gross margins in the remaining military focused business due to the absorption of costs previously allocated to the commercial Infrared Optics business. Higher costs negatively impacted income from operations in the current quarter and six month periods relating to estimated costs to complete certain fixed-price government contracts.

Other

Other bookings, revenues and operating losses primarily includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide operations and the
Company's corporate research and development group.

Combined bookings for the second quarter for eV PRODUCTS division and the WBG group significantly increased to $1,981,000 as compared to $456,000 in the second quarter of last fiscal year. The increase in the current quarter was due to the receipt of a $1.1 million contract to support or develop nuclear material detection by producing a device for the U.S. Army. Additional bookings related to a research and development government contract awarded to our WBG group also contributed to the stronger bookings level. Bookings for the six months ended December 31, 2002 for these groups increased to $4,610,000 compared to $1,712,000 for the same period last fiscal year primarily due to the several large orders received by both groups during the current six month fiscal period that were absent in the same period last fiscal year.

Revenues for the second quarter from these operations increased 41% to $2,381,000 compared to $1,686,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2002 for these operations increased 22% to $4,337,000 as compared to $3,558,000 for the same period last fiscal year. The higher revenues are a direct result of the higher bookings, particularly in the contract research and development area of our WBG group, during this fiscal period that were not in the same period of last fiscal year.

The loss from operations for the second quarter of $531,000 decreased from the operating loss of $1,041,000 in the second quarter of the prior fiscal year. The decrease in the loss was attributable to more external contract support of the Company's efforts in silicon carbide, which offsets the funding needed to be provided by WBG for this activity. In the same period of the prior year, the research and development costs for WBG had to be absorbed during the integration of the Litton Systems, Inc. Silicon Carbide Group acquired in the second quarter of the last fiscal year.

The loss from operations for the six months ended December 31, 2002 for these operations increased to $2,295,000 as compared to $1,542,000 for the same period last fiscal year. The increase in the loss was due to lower first quarter revenues, a full six months of operations of the former Litton Systems, Inc. Silicon Carbide Group for the period ended December 31, 2002 and unallocated corporate costs absorbed and reported in this segment.

Overall

Manufacturing gross margin, which is defined as gross margin not including contract research and development revenues or expenses, for the second quarter of fiscal 2003 was $11,358,000 or 39% of revenues compared to $7,970,000 or 32% of revenues for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2002 was $22,480,000 or 39% of revenues compared to $17,604,000 or 34% of revenues for the same period last fiscal year. The increased sales volume for the three and six month periods as compared to the same periods last fiscal year, the recently completed facility consolidation for the Infrared Optics commercial business and the acquisition of a majority interest in a distributor in Germany all contributed to the increased gross margin.

Company-funded internal research and development expenses for the second quarter of fiscal 2003 were $552,000 or 2% of revenues compared to $1,345,000 or 5% of revenues for the same period last fiscal year. The lower expense is a direct result of more external contract support of the Company's efforts in silicon carbide, which offsets the funding needed to be provided by the Company for this activity. In last year's second quarter, the Company had just completed the acquisition of the former Litton Systems, Inc. Silicon Carbide Group, but had no contract revenues to offset these additional costs. Contract revenue for silicon carbide is now approximately $1.0 million per quarter. Company-funded internal research and development expenses for the six months ended December 31, 2002 were $1,511,000 or 2% of revenues compared to $2,335,000 or 4% of revenues. These expenditures for the three and six month periods reflect continued silicon carbide crystal growth technology and processing development. These expenditures also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for the second quarter of fiscal 2003 were $6,692,000 or 21% of revenues compared to $4,876,000 or 18% of revenues for the same period last fiscal year. Selling, eneral and administrative expenses for the six months ended December 31, 2002 were $13,887,000 or 22% of revenues compared to $10,521,000 or 19% of revenues for the same period last fiscal year. The dollar and percentage increases for the quarter and six month periods as compared to the same periods last fiscal year reflect costs associated with the acquisition, during the first quarter of this fiscal year, of a majority interest in a distributor in Germany. While this acquisition has increased the Company's direct selling expense for the quarter by approximately 1.5% of sales as compared to the prior year, this expense increase has been offset by the additional gross margin on sales to end customers in Germany. In addition to the acquisition of II-VI/L.O.T., the Company recorded higher salary expenses as compared to the same quarter last fiscal year for its world-wide profit driven bonus program.

Interest expense for the second quarter of fiscal 2003 was $247,000 compared to $358,000 for the same period last fiscal year. For the six months ended December 31, 2002, interest expense was $525,000 compared to $900,000 for the same period last fiscal year. The decrease in interest expense reflects lower LIBOR based interest rates, as well as lower overall debt levels of the Company at September 30, 2002 and December 31, 2002 as compared to the same periods last fiscal year.

Other expense for the second quarter of fiscal 2003 was $601,000 compared to other income of $95,000 for the same period last fiscal year. These expenses included foreign currency losses, the minority interest in II-VI/L.O.T., the write-off of an investment and other expense items. Other expense for the six months ended December 31, 2002 of $487,000 compared to other income of $660,000 for the same period last fiscal year. The six month change was primarily due to the specific items mentioned above for the quarter ended December 31, 2002 and foreign currency losses as a result of the U.S. dollar's performance relative to other currencies in the current fiscal year as compared to foreign currency gains in the same period last fiscal year.

The Company's year-to-date effective income tax rate is 25% compared to an effective income tax rate of 30% for the same period in fiscal 2002. The income tax rate reflects the Company's continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.


Liquidity and Capital Resources
-------------------------------

In the first six months of fiscal 2003, net cash provided by operating activities of $11.6 million and proceeds from sale of assets of $0.6 million were used primarily to fund an investment of $2.9 million in property, plant and equipment, to finance a $2.8 million investment for a 75% majority ownership of II-VI/L.O.T. and to pay down $3.8 million of debt. Cash transactions for the first six months of fiscal 2003 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $12.8 million at December 31, 2002.

The Company had available $11.0 million and $9.3 million under its line of credit option of the credit facility as of December 31, 2002 and June 30, 2002, respectively. The Company is obligated on the first day of each fiscal quarter to pay $1.25 million against its term loan option through July 1, 2003 and $1.88 million on the first day of each fiscal quarter thereafter until the term loan is repaid (See Note E).

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy. No significant changes have occurred in the techniques and instruments used other than those described below.

The Company has transactions denominated in Pounds Sterling and Euros. Changes in the foreign currency exchange rates were not material to the results of operations for the period ended December 31, 2002.

For the quarter ended December 31, 2002, the Company decreased its borrowings by $2.6 million. As of December 31, 2002, the total borrowings of $30.8 million include $18.8 million under the term loan option, $9.0 million under the line of credit option, $2.5 million Japanese Yen loan and a $0.5 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $80,000 and $164,000 for the three and six month periods ended December 31, 2002.

To satisfy certain provisions of its term loan option of the credit facility relating to mitigating interest rate risk, on March 6, 2002 the Company entered into an interest rate cap for a one-year period with a notional amount of $12.5 million. See Note I of the Notes to Condensed Consolidated Financial Statements.






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

PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2002, the Company held its annual meeting of shareholders. The four matters voted upon at the annual meeting were (1) the election of one director for a term to expire in 2003, (2) the election of three directors for terms to expire in 2005, (3) the ratification of the Board of Directors' selection of Deloitte & Touche LLP as auditors for the fiscal year ending June 30, 2003 and (4) a shareholder proposal regarding the Company's Shareholder Rights Plan.

Each of the Company's nominees for director were elected or reelected at the annual meeting. The following is a separate tabulation with respect to each director:


                       Term        Votes        Votes         Total
                      Expires       For        Withheld       Votes
                      -------   ----------     --------    ----------
Marc Y.E. Pelaez       2003     12,234,273     904,041     13,138,314
Joseph J. Corasanti    2005     12,154,820     906,466     13,061,286
Carl J. Johnson        2005     12,231,050     907,264     13,138,314
Thomas E. Mistler      2005     12,104,020     957,266     13,061,286

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 2003 was 13,138,314 with 12,778,900 votes for, 341,362 votes against and 18,052 votes abstaining.

The total number of votes cast on a shareholder proposal regarding the Company's Shareholder Rights Plan was 9,948,201 with 3,369,388 votes for, 6,333,067 votes against and 245,746 votes abstaining.

There were no broker non-votes on these matters.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              --------

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

         (b) Reports on Form 8-K.
             -------------------

             On November 4, 2002, the registrant filed a report on Form 8-K for the events dated November 1, 2002, covering Item 5 thereof.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     II-VI INCORPORATED
                                        (Registrant)




Date:  February 13, 2003         By:    /s/ Carl J. Johnson
                                            Carl J. Johnson
                                 Chairman and Chief Executive Officer




Date:  February 13, 2003         By: /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                 Treasurer (principal financial officer)

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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


February 13, 2003               By:  /s/ Carl J. Johnson
                                         Carl J. Johnson
                                Chairman, Chief Executive Officer
                                          and Director

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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


February 13, 2003               By:  /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                Treasurer (principal financial officer)

                              EXHIBIT INDEX


Exhibit Number                                  Description of Exhibit
--------------                                  ----------------------

99.01   Certification Pursuant to                  Filed herewith.
        18 U.S.C. Section 1350, as
        Adopted Pursuant to
        Section 906 of the
        Sarbanes-Oxley Act
        of 2002 for Carl J. Johnson


99.02   Certification Pursuant to                   Filed herewith.
        18 U.S.C. Section 1350, as
        Adopted Pursuant to
        Section 906 of the
        Sarbanes-Oxley Act
        of 2002 for Craig A. Creaturo