Form 10-Q
period 2003-03-31
II-VI INC
filed 2003-05-14
CIK 820318

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from             to             .
          -----------    -----------

                    Commission File Number:  0-16195

                           II-VI INCORPORATED
         (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                           25-1214948
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

     375 Saxonburg Boulevard
           Saxonburg, PA                            16056
(Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  724-352-4455

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

    At May 7, 2003, 14,133,276 shares of Common Stock, no par value, of the registrant were outstanding.

                           II-VI INCORPORATED


                                 INDEX
                                 -----



                                                               Page No.
                                                               --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 2003 and June 30, 2002 . . . . . . . . . . . . .3

         Condensed Consolidated Statements of Earnings -
         Three and Nine months ended March 31, 2003
         and 2002 . . . . . . . . . . . . . . . . . . . . . . . . .4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended March 31, 2003 and 2002 . . . . . . . . 6

         Notes to Condensed Consolidated Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . .7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . .17


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . . .24


Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . .24


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 25














PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)
                                              March 31,       June 30,
                                                2003            2002
                                             ---------        --------
Assets

Current Assets
  Cash and cash equivalents                  $ 13,196         $  9,610
  Accounts receivable, net                     21,811           21,541
  Inventories                                  23,673           19,741
  Deferred income taxes                         3,589            3,457
  Other current assets                          1,974            1,488
                                             ---------        --------
    Total Current Assets                       64,243           55,837

Property, Plant & Equipment, net               57,315           60,711
Goodwill, net                                  28,987           28,987
Intangible Assets, net                          4,514            3,233
Investments                                     1,781            1,850
Other Assets                                    1,368            1,283
                                             ---------        --------
                                             $158,208         $151,901
                                             =========        ========

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                           $  5,564         $  3,970
  Accrued salaries, wages and bonuses           7,840            4,976
  Income taxes payable                          2,224            1,012
  Accrued profit sharing contribution             831              736
  Current portion of long-term debt             6,300            5,068
  Other current liabilities                     4,008            4,329
                                             ---------        --------
    Total Current Liabilities                  26,767           20,091

Long-Term Debt--less current portion           19,448           29,435

Deferred Income Taxes                           4,579            3,881
Other Liabilities                               1,041              834

Shareholders' Equity
  Preferred stock, no par value; authorized -
  5,000,000 shares; unissued                        -                -
  Common stock, no par value; authorized
  - 30,000,000 shares;
  issued - 15,194,138 shares at
  March 31, 2003; 15,101,450
  shares at June 30, 2002                      38,552           37,840
  Accumulated other comprehensive income          286              279
  Retained earnings                            69,445           61,451
                                             ---------        --------
                                              108,283           99,570

  Less treasury stock, at cost
  - 1,068,880 shares                            1,910            1,910
                                             ---------        --------
                                              106,373           97,660
                                             ---------        --------
                                             $158,208         $151,901
                                             =========        ========


- See notes to condensed consolidated financial statements.












































II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                  Three Months Ended
                                                       March 31,
                                                  2003          2002
                                                --------      --------
Revenues

Net sales:
  Domestic                                      $12,493       $13,406
  International                                  16,812        12,750
                                                --------      --------
                                                 29,305        26,156
Contract research and development                 3,051         1,285
                                                --------      --------
                                                 32,356        27,441
                                                --------      --------

Costs, Expenses & Other Income

Cost of goods sold                               17,238        18,122
Contract research and development                 2,826         1,726
Internal research and development                   435         1,153
Selling, general and administrative               7,664         4,824
Interest expense                                    174           313
Other income, net                                   (93)         (353)
                                                --------      --------
                                                 28,244        25,785
                                                --------      --------

Earnings Before Income Taxes                      4,112         1,656

Income Taxes                                      1,093           492
                                                --------      --------

Net Earnings                                    $ 3,019       $ 1,164
                                                ========      ========

Basic Earnings Per Common Share                 $  0.21       $  0.08
                                                ========      ========

Diluted Earnings Per Common Share               $  0.21       $  0.08
                                                ========      ========

- See notes to condensed consolidated financial statements.










II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                  Nine Months Ended
                                                       March 31,
                                                  2003          2002
                                                --------      --------
Revenues

Net sales:
  Domestic                                      $41,880       $41,829
  International                                  45,532        36,284
                                                --------      --------
                                                 87,412        78,113
Contract research and development                 7,946         5,467
                                                --------      --------
                                                 95,358        83,580
                                                --------      --------

Costs, Expenses & Other Income

Cost of goods sold                               52,865        52,475
Contract research and development                 7,202         4,603
Internal research and development                 1,946         3,488
Selling, general and administrative              21,551        15,345
Interest expense                                    699         1,213
Other expense (income), net                         394        (1,013)
                                                --------      --------
                                                 84,657        76,111
                                                --------      --------

Earnings Before Income Taxes                     10,701         7,469

Income Taxes                                      2,707         2,221
                                                --------      --------

Net Earnings                                    $ 7,994       $ 5,248
                                                ========      ========

Basic Earnings Per Common Share                 $  0.57       $  0.38
                                                ========      ========

Diluted Earnings Per Common Share               $  0.56       $  0.37
                                                ========      ========

- See notes to condensed consolidated financial statements.










II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)
                                                  Nine Months Ended
                                                     March 31,
                                                    2003         2002
                                                  --------     --------
Cash Flows from Operating Activities
  Net earnings                                    $ 7,994      $ 5,248
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                    6,869        6,201
    Amortization                                      382          312
    Loss (gain) on foreign currency remeasurement     137         (185)
    Net loss on disposal or sale of Property,
    Plant and Equipment                               137            -
    Deferred income taxes                             567         (544)
    Increase (decrease) in cash from changes in:
      Accounts receivable                            (462)       2,263
      Inventories                                  (3,052)       2,124
      Accounts payable                              1,764         (457)
      Other operating net assets                    4,331       (3,321)
                                                  --------     --------
  Net cash provided by operating activities        18,667       11,641
                                                  --------     --------

Cash Flows from Investing Activities
Additions to property, plant and equipment         (4,053)      (6,938)
Purchase of business                               (2,755)      (2,172)
Dividend from (investment in)
unconsolidated business                                 9       (1,541)
Proceeds from sale of Property, Plant
and Equipment                                         617          121
                                                  --------     --------
Net cash used in financing activities              (6,182)     (10,530)
                                                  --------     --------

Cash Flows from Financing Activities
(Payments of) proceeds from short-term
borrowings - net                                   (5,069)       3,000
Payments on long-term borrowings                   (3,802)      (2,567)
Proceeds from sale of common stock                    340          279
                                                  --------     --------
Net cash (used in) provided by
financing activities                               (8,531)         712
                                                  --------     --------

Effect of exchange rate changes on cash
and cash equivalents                                 (368)        (289)

Net increase in cash and cash equivalents           3,586        1,534

Cash and Cash Equivalents at Beginning of Period    9,610        8,093
                                                  --------     --------
Cash and Cash Equivalents at End of Period        $13,196      $ 9,627
                                                  ========     ========

Cash paid for interest                            $   779      $ 1,231

Cash paid for income taxes                        $   905      $   724

-See notes to condensed consolidated financial statements.




















































II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited)

Note A  -  Basis of Presentation
           ---------------------

The condensed consolidated financial statements for the three and nine month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's 2002 Annual Report to Shareholders. The consolidated results of operations for the three and nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.

Note B  -  Inventories
           -----------

The components of inventories are as follows ($000):

                                   March 31,      June 30,
                                     2003           2002
                                   --------       -------

          Raw materials            $ 4,121        $ 4,638
          Work in progress          10,934          8,958
          Finished goods             8,618          6,145
                                   --------       -------
                                   $23,673        $19,741
                                   ========       =======

Note C  -  Property, Plant and Equipment
           -----------------------------

Property, plant and equipment (at cost/valuation) consist of the following ($000):

                                   March 31,       June 30,
                                     2003             2002
                                   --------        --------

  Land and land improvements       $  1,453        $  1,551
  Buildings and improvements         31,359          30,008
  Machinery and equipment            71,709          73,041
                                   --------        --------
                                    104,521         104,600

  Less accumulated depreciation      47,206          43,889
                                   --------        --------
                                   $ 57,315        $ 60,711
                                   ========        ========
II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note D  -  Contract Receivables
           --------------------

The components of contract receivables, which are a component of accounts receivable, net, are as follows ($000):

                                    March 31,      June 30,
                                      2003           2002
                                    --------       -------

          Billed
            Completed Contracts     $     10       $     5
            Contracts in Progress        872         1,978
                                    --------       -------
                                         882         1,983
            Unbilled                   2,745         1,598
                                    --------       -------
                                    $  3,627       $ 3,581


Note E  -  Debt
           ----

The Company has a $45.0 million secured credit facility. The facility has a five-year term which expires on August 14, 2005 and contains term and line of credit borrowing options. The facility is collateralized by the Company's accounts receivable and inventory, a pledge of all of the capital stock of each of the Company's existing direct and indirect domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The average interest rate as of March 31, 2003 was 2.61%. As of March 31, 2003, the total borrowings of $22.8 million under this facility consisted of $17.5 million under the term loan option and $5.3 million under the line of credit option.

In September 2002, the Company replaced its 237 million Yen loan with a 300 million Yen loan. The loan matures on September 25, 2007.
Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. As of March 31, 2003, the Japanese Yen base rate was 0.07% resulting in a total interest rate of 1.56%.










II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note F  -  Earnings Per Common Share
           -------------------------

The following table sets forth the computation of earnings per share for the periods indicated:


                                                   Three Months Ended             Nine Months Ended
                                                        March 31,                     March 31,
(000 except per share data)                        2003          2002            2003          2002
--------------------------------------           --------      --------         -------       -------
Net earnings                                     $  3,019      $  1,164         $ 7,994       $ 5,248
Divided by:
  Weighted average shares outstanding              14,090        13,983          14,054        13,945
--------------------------------------           --------      --------         -------       -------
Basic earnings per common share                     $0.21         $0.08           $0.57         $0.38
--------------------------------------           --------      --------         -------       -------

Net earnings                                     $  3,019      $  1,164         $ 7,994       $ 5,248
Divided by:
  Weighted average shares outstanding              14,090        13,983          14,054        13,945
  Dilutive effect of common stock equivalents         370           391             328           392
--------------------------------------           --------      --------         -------       -------
Diluted weighted average common shares             14,460        14,374          14,382        14,337
--------------------------------------           --------      --------         -------       -------
Diluted earnings per common share                   $0.21         $0.08           $0.56         $0.37
--------------------------------------           --------      --------         -------       -------

Common shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for the three and nine months ended March 31, 2003 and 2002.


Note G  -  Comprehensive Income
           --------------------

The components of comprehensive income were as follows for the periods indicated ($000):


                                                       Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                       2003          2002            2003          2002
--------------------------------------               --------      --------         -------       -------
Net earnings                                          $3,019        $1,164          $7,994        $5,248

Foreign currency translation adjustments, net of tax      30           (48)              7           149
--------------------------------------               --------      --------         -------       -------

Comprehensive income                                  $3,049        $1,116          $8,001        $5,397
--------------------------------------               --------      --------         -------       -------























II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note H  -  Segment Reporting
           -----------------

Effective July 1, 2002, the Company changed its segment reporting to reflect certain operational changes and to better reflect how the Company manages its businesses. Prior period segment information has been restated.

The Company has the following reportable segments: Infrared Optics, which is primarily the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is primarily the Company's VLOC subsidiary; and Military Infrared Optics, which is primarily the Company's Exotic Electro-Optics subsidiary. The "Other" category is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide development group, the Company's corporate research and development group and certain other remaining corporate activities.

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

The following table summarizes selected financial information of the Company's operations by segment ($000's):


                                            Three Months Ended March 31, 2003
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------

Net revenues                     $19,715        $ 5,647       $ 4,788      $ 2,206   $ 32,356
Income (loss) from operations      5,462            393          (453)      (1,209)     4,193
Interest expense                      -               -             -            -       (174)
Other income, net                     -               -             -            -         93
Earnings before income taxes          -               -             -            -      4,112

Depreciation and amortization     1,084             512           418          354      2,368
Capital expenditures                629              48           271          253      1,201

Goodwill                          5,516           1,927        21,544            -     28,987
Segment assets                   67,188          23,543        38,125       29,352    158,208

                                            Three Months Ended March 31, 2002
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $15,061        $ 5,612       $ 5,170      $ 1,598   $ 27,441
Income (loss) from operations      2,928            155          (192)      (1,275)     1,616
Interest expense                       -              -             -            -       (313)
Other income, net                      -              -             -            -        353
Earnings before income taxes           -              -             -            -      1,656

Depreciation and amortization        936            532           382          300      2,150
Capital expenditures                 868             83            56          704      1,711

Goodwill                           5,516          1,698        21,544            -     28,758
Segment assets                    57,367         27,539        38,731       27,079    150,716










II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note H  -  Segment Reporting, Cont'd.
           --------------------------

                                            Nine Months Ended March 31, 2003
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $55,641        $16,793       $16,381      $6,543    $95,358
Income (loss) from operations     14,109          1,151            38      (3,504)    11,794
Interest expense                       -              -             -           -       (699)
Other expense, net                     -              -             -           -       (394)
Earnings before income taxes           -              -             -           -     10,701

Depreciation and amortization      3,279          1,617         1,257       1,098      7,251
Capital expenditures               1,747            368           921       1,017      4,053



                                            Nine Months Ended March 31, 2002
                                 -----------------------------------------------------------
                                                 Near-       Military
                                 Infrared      Infrared      Infrared
                                  Optics        Optics        Optics       Other      Totals
                                 -----------------------------------------------------------
Net revenues                     $45,525        $16,872       $16,027      $5,156    $83,580
Income (loss) from operations      8,854            701           931      (2,817)     7,669
Interest expense                       -              -             -           -     (1,213)
Other income, net                      -              -             -           -      1,013
Earnings before income taxes           -              -             -           -      7,469

Depreciation and amortization      2,894          1,633         1,216         770      6,513
Capital expenditures               4,214            644           683       1,397      6,938











































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

The Company recorded the fair value of contracts with a notional amount of approximately $2.8 million as of March 31, 2003. The Company does not account for these contracts as hedges as defined by SFAS No. 133, and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $40,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively. The change in the fair value of these contracts increased net earnings by $25,000 and decreased net earnings by $10,000 for the nine months ended March 31, 2003 and 2002, respectively.

To satisfy certain provisions of its credit facility (See Note E), on March 6, 2003 the Company entered into a one-year interest rate cap expiring March 6, 2004, with a notional amount of $8.8 million replacing an interest rate cap with a notional amount of $12.5 million that expired on March 5, 2003. These agreements were entered into to limit interest rate exposure on one-half of the outstanding balance of the term loan, currently at $17.5 million. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. The one-month LIBOR rate was 1.30% on March 31, 2003. The Company has elected not to account for this agreement as a hedge as defined by SFAS No. 133, and recorded the unrealized change in the fair value of this agreement as an increase or decrease to interest expense in the results of operations. The effect of this instrument on net earnings for the three and nine months ended March 31, 2003 was immaterial.

Note J -  Acquisition of II-VI/L.O.T.
          ---------------------------

During the quarter ended September 30, 2002, the Company reached an agreement with L.O.T. - Oriel Laser Optik Technologies Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to establish a new European entity to distribute II-VI Incorporated and Laser Power Corporation products in Germany. Approximately 10% of the Company's total sales are in Germany. Prior to this acquisition, the distribution of the Company's products in Germany was handled by L.O.T. for over 25 years. II-VI and L.O.T. created II-VI/L.O.T. GmbH (II-VI/L.O.T.) to better service the needs of customers in Germany. The Company purchased a 75% controlling interest in II-VI/L.O.T. for approximately $2.8 million. The major assets acquired were inventory of approximately $1.2 million and intangible assets (customer lists and related information) of approximately $1.6 million that are being amortized over a ten-year useful life. II-VI/L.O.T. is based in Darmstadt, Germany and will provide distribution, marketing and laser specific know-how needed to sell both II-VI Incorporated and Laser Power Corporation products in Germany to OEM and aftermarket customers. The results of II-VI/L.O.T., net of minority interest, for the three and nine month periods ended March 31, 2003 are included in the Company's consolidated financial statements for the three and nine month periods ended March 31, 2003, and are included in the infrared optics segment.

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































II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note K -  Stock-Based Compensation
          ------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation should a company elect this accounting method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method specified in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company continues to use the intrinsic value approach of APB Opinion No. 25 for stock options granted to officers and key employees. All options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Therefore, compliance with SFAS No. 123, as amended by SFAS No. 148 had no financial impact on the financial position or results of operations for the three and nine months ended March 31, 2003.

In accordance with the disclosure requirements of SFAS No. 148, the following pro forma information adjusts previously reported net earnings, basic earnings per common share and diluted earnings per common share to reflect the fair value recognition provisions of SFAS No. 123.


                                        Three Months Ended                   Three Months Ended
                                          March 31, 2003                       March 31, 2002
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per common share, as reported    $  3,019    $ 0.21       $ 0.21      $ 1,164    $0.08        $0.08

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements             0      0.00         0.00            0     0.00         0.00

Deduct:  Stock-based employee
compensation cost, net of
related income tax effects,
that would have been included
in the determination of net
earnings if the fair value
method had been applied to
all awards                           (145)    (0.01)       (0.01)        (158)   (0.01)       (0.01)
---------------------------      ---------    ------      --------    --------   ------       -------

Pro forma net earnings and
earnings per common share        $  2,874    $ 0.20       $ 0.20      $ 1,006    $0.07        $0.07
                                 =========    ======      ========    ========   ======       =======























II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note K -  Stock-Based Compensation, Cont'd.
          ---------------------------------

                                        Three Months Ended                   Three Months Ended
                                          March 31, 2003                       March 31, 2002
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per common share, as reported    $ 7,994     $ 0.57       $ 0.56      $ 5,248    $ 0.38       $ 0.37

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements            0       0.00         0.00            0      0.00         0.00

Deduct:  Stock-based employee
compensation cost, net of
related income tax effects,
that would have been included
in the determination of net
earnings if the fair value
method had been applied to
applied to all awards               (426)     (0.03)       (0.03)        (474)    (0.04)       (0.04)
---------------------------      ---------    ------      --------    --------   ------       -------

Pro forma net earnings and
earnings per common share        $ 7,568     $ 0.54       $ 0.53      $ 4,774    $ 0.34       $ 0.33
                                 =========   =======      ========    ========   ======       =======

Note L -  Goodwill and Other Intangible Assets
          ------------------------------------

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 5 to 20 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company evaluates its goodwill on an annual basis. The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2002. Based on the results of this analysis, the Company's goodwill was not impaired as of June 30, 2002. There were no changes in the carrying value of goodwill as of and for the periods ended March 31, 2003.

As part of the acquisition of II-VI/L.O.T. (See Note J) identifiable intangible assets (customer lists and related information) of approximately $1.6 million were recorded July 1, 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2003 and June 30, 2002, are as follows ($000):



                           March 31, 2003                   June 30, 2002
                   -------------------------------     --------------------------------
                     Gross                    Net       Gross                     Net
                   Carrying   Accumulated    Book     Carrying    Accumulated    Book
                    Amount    Amortization   Value      Amount    Amortization   Value
                   --------   ------------   -----     --------   ------------   -------

Patents            $1,867       $  (460)     1,407      $1,793      $  (357)     $1,436
Trademark           1,491          (199)     1,292       1,491         (143)      1,348
Customer Lists      2,839        (1,024)     1,815       1,250         (801)        449
                   --------   ------------  ------     --------   ------------   -------
Total              $6,197       $(1,683)    $4,514      $4,534      $(1,301)     $3,233
                   ========   ============  ======     ========   ============   =======


II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued


Note L -  Goodwill and Other Intangible Assets, Cont'd.
          ---------------------------------------------

Amortization expense recorded on the intangible assets for the three and nine months ended March 31, 2003, was $127,000 and $382,000, respectively, and $95,000 and $312,000, respectively for the three and nine months ended March 31, 2002. At March 31, 2003, estimated future amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ended June 30,
--------------------------------------
($000)
Remaining fiscal 2003             $122
2004                               498
2005                               498
2006                               446
2007                               347
2008                               302


Note M -  New Accounting Pronouncements
          -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company evaluated its existing leased and owned properties for potential asset retirement obligations under SFAS 143. Based on this review, the Company identified obligations primarily related to disposal of certain materials utilized in its manufacturing process. The adoption of SFAS 143 did not have a material effect on the Company's financial position or results of operations for the three and nine months ended March 31, 2003, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance that will eliminate inconsistencies in the accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The provisions of this standard must be applied for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 144 in the first quarter of fiscal 2003. The adoption of SFAS 144 had no financial impact on the financial position or results of operations for the three and nine months ended March 31, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities which would require the application of the requirements of this standard, therefore, the adoption of this standard had no financial impact on the financial position or results of operations for the three and nine months ended March 31, 2003.








































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

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the nine months ended March 31, 2003 and as of and for the year ended June 30, 2002 ($000).




                   June 30, 2002                                   March 31, 2003
                      Balance     Expense   Other     Writeoffs        Balance
                   -------------  -------   -------   ---------   -----------------
Consolidated:
  Warranty Reserve      $419       $107      -          -               $526


                   June 30, 2001                                   June 30, 2002
                      Balance     Expense   Other(1)  Writeoffs        Balance
                   -------------  -------   -------   ---------   -----------------
Consolidated:
  Warranty Reserve      $334       $(3)      $88        -               $419

(1) Reclassification of the Laser Power Corporation warranty reserve from other current liabilities.



















































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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable.

Revenue, other than for contract research and development, for all business segments is recognized from the sale of products at the point of passage of title, which is at the time of shipment.

We follow the guidelines of Statement of Position 81-1 "Accounting for Performance of Construction - Type and Certain Production-Type Contracts" for our long-term contracts related to research and development. Revenue and profits on each long-term contract are accounted for using the percentage-of-completion method of accounting, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-contract is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. The estimated total cost for each contract is periodically reevaluated and revised, when necessary, throughout the life of the contract. Losses on contracts are recorded in full when identified.

The Company records an allowance for doubtful accounts receivable as a charge against earnings. The allowance is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the period ended March 31, 2003. If the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

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

The Company tests goodwill on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill is impaired involves judgments based upon long-term projections of future performance. A discounted cash flow model is used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. Based on the results of the most recently completed analysis, the Company's goodwill was not impaired as of June 30, 2002. No event has occurred as of or for the period ended March 31, 2003 that would give management an indication that an impairment charge was necessary that would adversely affect the Company's financial position or results of operations.

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

The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company's financial statements or the income tax returns.

The Company uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock options granted to officers and key employees, and therefore does not record compensation costs based upon the fair value of options at the date of grant. See Note K of the notes to condensed consolidated financial statements.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.


New Accounting Pronouncements
-----------------------------

See Note M of the notes to condensed consolidated financial statements for information regarding new accounting pronouncements.


Results of Operations
---------------------

Overview

Net earnings for the third quarter of fiscal 2003 were $3,019,000 ($0.21 per share-diluted) on revenues of $32,356,000. This compares to net earnings of $1,164,000 ($0.08 per share-diluted) on revenues of $27,441,000 in the third quarter of fiscal 2002. For the nine months ended March 31, 2003, net earnings were $7,994,000 ($0.57 per share-diluted) on revenues of $95,358,000. This compares to net earnings of $5,248,000 ($0.37 per share-diluted) on revenues of $83,580,000 for the same period last fiscal year. The increase of 18% in revenues for the third quarter of fiscal 2003 compared to the same period last fiscal year is primarily due to stronger shipments of commercial infrared optics to both OEM and aftermarket customers and the integration of the Company's sales and marketing distribution activity in Germany through a new consolidated subsidiary, II-VI/L.O.T., (See Note J of the notes to the condensed consolidated financial statements).

Bookings for the third quarter of fiscal 2003 increased 2% to $37,072,000 compared to $36,467,000 for the same period last fiscal year. The increase for the three month and nine month periods was primarily attributable to stronger market demand in the infrared optics market. Bookings for contract research and development for the third quarter of fiscal year 2003 were $2,414,000 compared to $2,236,000 for the same period last fiscal year. Order bookings for the nine months ended March 31, 2003 increased 16% to $103,978,000 as compared to $89,453,000 for the same period last fiscal year. The increase for the three month and nine month periods was primarily attributable to stronger market demand in the infrared optics market. Bookings for contract research and development for the nine months ended March 31, 2003 were $8,306,000 compared to $8,706,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to sales revenue over the next 12 months. For long-term customer orders, the Company takes the view of not including in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

Income from operations, which is defined as earnings before income taxes, interest and other income or expense, for the third quarter of fiscal 2003 increased 159% to $4,193,000 compared to $1,616,000 for the same period last fiscal year primarily due to higher gross margins from improved manufacturing synergies and cost controls in the Infrared Optics segment and higher sales volume from all segments with the exception of the Military Infrared Optics segment. Income from operations for the nine months ended March 31, 2003 increased 54% to $11,794,000 compared to $7,669,000 for the same period last fiscal year. Improvement was experienced in the Infrared and Near-Infrared Optics segments which was partially offset by lower income from operations in the Military Infrared Optics segment and the Company's Other category.

Bookings, revenues and income or (loss) from operations for the Company's reportable segments are discussed below. Certain amounts from prior years have been reclassified to conform with the segment reporting presentation adopted in fiscal 2003. See also the segment reporting discussion in Note H of the notes to condensed consolidated financial statements.

Infrared Optics

Bookings for the third quarter of fiscal 2003 for Infrared Optics increased 48% to $22,083,000 from $14,951,000 in the third quarter of last fiscal year. This increase was attributable in part to the receipt of approximately $3.5 million in blanket orders received from one domestic OEM customer and two OEM customers in Europe and China. The remaining quarter over quarter improvement was due to overall increases in order volume from OEM and aftermarket customers worldwide. Bookings for the nine months ended March 31, 2003 increased 51% to $61,226,000 from $40,646,000 for the same period last fiscal year. During the quarter, the OEM manufacturers of both high-power, multi-kilowatt lasers for cutting, welding, drilling and heat treating applications and lower-power lasers for engraving and marking requested products at a rate more consistent with fiscal year 2001 business levels explaining the increase in order bookings over the same period last fiscal year.

Revenues for the current fiscal quarter for Infrared Optics increased 31% to $19,715,000 from $15,061,000 in the third quarter of last fiscal year. This increase was primarily attributable to increased shipments to several of the Company's international OEM customers. Revenues for the nine months ended March 31, 2003 increased 22% to $55,641,000 from $45,525,000 for the same period last fiscal year as the stronger order intake has translated into stronger revenues for the current period as compared to the same period of the prior fiscal year.

Income from operations for the third quarter increased 87% to $5,462,000 from $2,928,000 in the third quarter of last fiscal year. Income from operations for the nine months ended March 31, 2003 increased 59% to $14,109,000 compared to $8,854,000 for the same period last fiscal year. The improvement in income from operations for the current fiscal three and nine month periods as compared to the same periods of the last fiscal year was due to a combination of increased sales volume, operational consolidation and the acquisition of a majority interest in a distributor in Germany, which is described in Note J of the notes to condensed consolidated financial statements.

Near-Infrared Optics

Bookings for the third quarter of fiscal 2003 for Near-Infrared Optics increased 52% to $6,839,000 from $4,513,000 in the third quarter of last fiscal year. The increase was primarily due to stronger demand in commercial bookings in the product lines used in defense applications, and the receipt of $1.5 million in contract bookings in the current quarter. Bookings for the nine months ended March 31, 2003 increased 5% to $18,689,000 as compared to $17,860,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2003 as compared to the same period of the last fiscal year was primarily due to stronger demand in commercial bookings in product lines used in defense applications.

Revenues for the third quarter for Near-Infrared Optics were $5,647,000 compared to $5,612,000 in the third quarter of last fiscal year.
Revenues for the nine months ended March 31, 2003 were $16,793,000 compared to $16,872,000 for the same period last fiscal year.

Income from operations for the third quarter of fiscal 2003 more than doubled to $393,000 from $155,000 in the third quarter of last fiscal year. This improvement reflected overall stronger gross margins and improved product yields. Income from operations for the nine months ended March 31, 2003 increased 64% to $1,151,000 compared to $701,000 for the same period last fiscal year. Cost reductions particularly in the materials area as a result of yield improvements were sufficient to increase gross margins despite the essentially flat revenues for the comparable nine month periods.




Military Infrared Optics

Bookings for the third quarter of fiscal 2003 for Military Infrared Optics were $7,300,000 as compared to $11,019,000 in the third quarter of last fiscal year. The 34% reduction in bookings is due to a large initial order in the third quarter of last fiscal year for the Northrop Grumman IFTS program focused on sapphire window assemblies that did not occur in fiscal 2003 and a twelve month order from Lockheed Martin for Javelin missile domes in the third quarter of fiscal 2002 as compared to a six month order during the third quarter of the current fiscal year. Bookings for the nine months ended March 31, 2003 were $18,603,000 compared to $23,251,000 for the same period last fiscal year, a decrease of 20%. The reduction in orders as compared to the same period last fiscal year is primarily due to the quarterly changes described above.

Revenues for the third quarter of fiscal 2003 for Military Infrared Optics decreased 7% to $4,788,000 compared to $5,170,000 in the third quarter of the last fiscal year. A missile domes program in the third quarter of the prior fiscal year is no longer active for the third quarter of the current fiscal year. Revenues for the nine months ended March 31, 2003 increased 2% to $16,381,000 from $16,027,000 for the same period last fiscal year. Revenues from the Air Borne Laser (ABL) contract were the major contributor to the increase as compared to the same period of the last fiscal year which was partially offset by decreases in revenues from core military products.

During the third quarter, Military Infrared Optics experienced a $453,000 loss from operations compared to a loss from operations of $192,000 in the third quarter of the last fiscal year. Deteriorating gross margins in the current quarter relating to contract execution contributed to the loss from operations. Income from operations for the nine months ended March 31, 2003 decreased to $38,000 from $931,000 for the same period last fiscal year. The consolidation of the commercial operations in the fourth quarter of fiscal year 2002 from Laser Power Corporation to other II-VI facilities decreased gross margins in the remaining military focused business segment due to the absorption of costs previously allocated to the Infrared Optics segment. Higher costs negatively impacted income from operations in the current quarter and nine month periods relating to revisions in estimated costs to complete certain fixed price government contracts.

Other

Other bookings, revenues and operating losses primarily includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Band Gap (WBG) Silicon Carbide operations and the
Company's corporate research and development group.

Combined bookings for the third quarter of fiscal 2003 for eV PRODUCTS division and the WBG group decreased to $850,000 as compared to $5,984,000 in the third quarter of last fiscal year. The decrease in the current quarter was due to eV PRODUCTS division booking several large blanket orders during the same quarter a year ago. Bookings for the nine months ended March 31, 2003 for these groups decreased to $5,460,000 compared to $7,696,000 for the same period last fiscal year primarily due to the several large orders received by both groups during the prior nine month fiscal period that were absent in the same period this fiscal year.

Revenues for the third quarter from these operations increased 38% to $2,206,000 compared to $1,598,000 in the third quarter of the last fiscal year. Revenues for the nine months ended March 31, 2003 for these operations increased 27% to $6,543,000 as compared to $5,156,000 for the same period last fiscal year. The higher revenues are a direct result of the higher contract billings, particularly in the contract research and development area of the WBG group, during this fiscal period that were not in last fiscal year.

The loss from operations for the third quarter of fiscal 2003 of $1,209,000 decreased from the operating loss of $1,275,000 in the third quarter of the prior fiscal year. The decrease in the loss was attributable to more external contract support of the Company's efforts in silicon carbide, which offsets the funding needed to be provided by the Company for this activity.

The loss from operations for the nine months ended March 31, 2003 for these operations increased to $3,504,000 as compared to $2,817,000 for the same period last fiscal year. The increase in the loss was due to lower revenues and gross margin for the eV PRODUCTS division and unallocated corporate costs absorbed and reported in this segment primarily related to internal research and development.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2003 was $12,067,000 or 41% of revenues compared to $8,034,000 or 31% of revenues for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2003 was $34,547,000 or 40% of revenues compared to $25,638,000 or 33% of revenues for the same period last fiscal year. The increased sales volume for the three and nine month periods as compared to the same periods last fiscal year, the operational consolidation in the infrared optics commercial business, the acquisition of a majority interest in a distributor in Germany and lower material costs as a result of yield improvements all contributed to the increased gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for the third quarter of fiscal 2003 was $225,000 or 7% of research and development revenues compared to a gross margin loss of $441,000 or 34% of research and development revenues for the same period last fiscal year.
Contract research and development gross margin for the nine months ended March 31, 2003 was $744,000 or 9% of research and development revenues compared to $864,000 or 16% of research and development revenues for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter and nine month periods ended March 31, 2003. The increased revenues level for the three and nine month periods as compared to the same periods last fiscal year is primarily due to revenues from a new development contract in the WBG group during the current fiscal year. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and percentage of completion contract activities. The negative gross margin in the third quarter of the prior fiscal year was due to losses recognized from activities performed on a fixed price percentage of completion contract in the Military Infrared Optics segment.

Company-funded internal research and development expenses for the third quarter of fiscal 2003 were $435,000 or 1% of revenues compared to $1,153,000 or 4% of revenues for the same period last fiscal year. The significantly lower expense is a direct result of more external contract support of the Company's efforts in silicon carbide, which offsets the funding needed to be provided by the Company for this activity. In last year's third quarter, the Company had reported its first full quarter of results that included all the costs of the former Litton Systems, Inc. Silicon Carbide Group, acquired in the second quarter of last fiscal year, but the Company did not have contract revenues to offset these additional costs. In contrast, contract revenue for silicon carbide is now approximately $1.0 million per quarter. Company-funded internal research and development expenses for the nine months ended March 31, 2003 were $1,946,000 or 2% of revenues compared to $3,488,000 or 4% of revenues for the same period last fiscal year. These expenditures for the three and nine month periods reflect continued silicon carbide crystal growth technology and processing development. These expenditures also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for the third quarter of fiscal 2003 were $7,664,000 or 24% of revenues compared to $4,824,000 or 18% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2003 were $21,551,000 or 23% of revenues compared to $15,345,000 or 18%
of revenues for the same period last fiscal year. The dollar and percentage increases for the quarter and nine month periods as compared to the same periods last fiscal year reflect costs associated with the acquisition, during the first quarter of this fiscal year, of a majority interest in a distributor in Germany (See Note J of the notes to the condensed consolidated financial statements). While this acquisition has increased the Company's direct selling expense for the quarter and nine months by approximately 2% of sales as compared to the prior year, this expense increase has been offset by the additional gross margin on sales to end customers in Germany. In addition to the acquisition of II-VI/L.O.T., the Company recorded higher salary expenses as compared to the same quarter last fiscal year for its world-wide profit driven bonus program.

Interest expense for the third quarter of fiscal 2003 was $174,000 compared to $313,000 for the same period last fiscal year. For the nine months ended March 31, 2003, interest expense was $699,000 compared to $1,213,000 for the same period last fiscal year. The decrease in interest expense reflects lower LIBOR based interest rates, as well as lower overall debt levels of the Company at March 31, 2003 as compared to the same period last fiscal year.

Other income for the third quarter of fiscal 2003 was $93,000 compared to other income of $353,000 for the same period last fiscal year. These income items included foreign currency gains, interest income, royalty income and other income items. Other income was partially offset by the minority interest in II-VI/L.O.T. and other expense items. Other expense for the nine months ended March 31, 2003 of $394,000 compared to other income of $1,013,000 for the same period last fiscal year. The nine month change in 2003 was primarily due to the minority interest in II-VI/L.O.T., the write-off of an investment in the second quarter of the current fiscal year and foreign currency losses as a result of the U.S. dollar's performance relative to other currencies in the current fiscal year as compared to foreign currency gains in the same period last fiscal year.

The Company's year-to-date effective income tax rate is 25% compared to an effective income tax rate of 30% for the same period in fiscal 2002. The income tax rate reflects the Company's continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.


Liquidity and Capital Resources
-------------------------------

In the first nine months of fiscal 2003, net cash provided by operating activities of $18.7 million and proceeds from sale of fixed assets of $0.6 million were used primarily to fund an investment of $4.2 million in property, plant and equipment, to finance a $2.8 million acquisition for a 75% majority ownership of II-VI/L.O.T. and to pay down $8.9 million of debt. Cash transactions for the first nine months of fiscal 2003 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $13.2 million at March 31, 2003.

The Company had available $14.8 million and $9.3 million under its line of credit option of the credit facility as of March 31, 2003 and June 30, 2002, respectively. The Company is obligated on the first day of each fiscal quarter to pay $1.25 million against its term loan option through July 1, 2003 and $1.88 million on the first day of each fiscal quarter thereafter until the term loan is repaid (See Note E to the notes to condensed consolidated financial statements).

The Company believes internally generated funds, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and scheduled debt payments for fiscal 2003.














Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Market Risks
------------

The Company is exposed to market risks arising from adverse changes in interest rates and foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and instruments as part of its overall risk management strategy primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

The Company has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates did not have a material impact to the results of operations for the period ended March 31, 2003.

For the quarter ended March 31, 2003, the Company decreased its borrowings by $5.0 million. As of March 31, 2003, the total borrowings of $25.8 million include $17.5 million under the term loan option, $5.3 million under the line of credit option, $2.5 million Japanese Yen loan and a $0.5 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $71,000 and $227,000 for the three and nine month periods ended March 31, 2003.

To satisfy certain provisions of its term loan option of the credit facility relating to mitigating interest rate risk, on March 6, 2003 the Company entered into an interest rate cap for a one-year period with a notional amount of $8.8 million. See Note I of the notes to condensed consolidated financial statements.






Item 4.  CONTROLS AND PROCEDURES

         (a)  Disclosure Controls and Procedures.
              ----------------------------------

              Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Carl J. Johnson, the Company's Chairman and Chief Executive Officer and Craig
              A. Creaturo, the Company's Chief Accounting Officer and Treasurer (and principal financial officer), reviewed and participated in this evaluation. Based on this evaluation, Messrs. Johnson and Creaturo concluded that, as of the date of their evaluation, the Company's disclosure controls were effective.

         (b)  Internal Controls.

              Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.




















































PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              --------

                 99.01  Certification            Filed herewith.
                        Pursuant to 18 U.S.C.
                        Section 1350, as
                        Adopted Pursuant to
                        Section 906 of the
                        Sarbanes-Oxley Act
                        of 2002 for
                        Carl J. Johnson


                 99.02  Certification            Filed herewith.
                        Pursuant to 18 U.S.C.
                        Section 1350, as
                        Adopted Pursuant to
                        Section 906 of the
                        Sarbanes-Oxley Act
                        of 2002 for
                        Craig A. Creaturo

         (b)  Reports on Form 8-K.

              On April 23, 2003, the registrant filed a report on Form 8-K for the events dated April 23, 2003, covering Item 9 thereof.

























                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                               (Registrant)




Date:  May 14, 2003            By:       /s/ Carl J. Johnson
                                             Carl J. Johnson
                                        Chairman and Chief Executive
                                                 Officer




Date:  May 14, 2003            By:   /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                      Chief Accounting Officer
                                           and Treasurer
































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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

May 14, 2003                    By:        /s/ Carl J. Johnson
                                               Carl J. Johnson
                                Chairman and Chief Executive Officer


















































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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

May 14, 2003                    By:    /s/ Craig A. Creaturo
                                           Craig A. Creaturo
                                Chief Accounting Officer and Treasurer


















































                              EXHIBIT INDEX
                              -------------

Exhibit Number                                Description of Exhibit
--------------                                ----------------------

99.01          Certification Pursuant           Filed herewith.
               to 18 U.S.C. Section 1350,
               as Adopted Pursuant to
               Section 906 of the
               Sarbanes-Oxley Act of 2002
               for Carl J. Johnson


99.02          Certification Pursuant           Filed herewith.
               to 18 U.S.C. Section 1350,
               as Adopted Pursuant to
               Section 906 of the
               Sarbanes-Oxley Act of 2002
               of 2002 for Craig A. Creaturo