Form 10-K
period 2003-06-30
II-VI INC
filed 2003-09-26
CIK 820318

FORM 10-K


                             United States
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               for the fiscal year ended June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

     ---------- to ---------- .

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

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at September 10, 2003, was approximately $243,690,000 based on the closing sale price reported on the Nasdaq National Market for September 10, 2003. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 10, 2003, was 14,259,161. All share and per share information included in this Form 10-K reflects the two-for-one stock split effected on September 20, 2000.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be issued in connection with the 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

                       Forward-Looking Statements

This annual report on Form 10-K (including certain information incorporated herein by reference) contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency hedging. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

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

                                 PART I

ITEM 1.  BUSINESS

Introduction

II-VI Incorporated ("II-VI" or the "Company") was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the "Company" or "II-VI" in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly- and majority-owned subsidiaries: eV PRODUCTS operates as a division of II-VI Incorporated and Wide Band Gap Materials operates as a development group of II-VI Incorporated. The Company's name is pronounced "Two-Six Incorporated." The majority of our revenues are attributable to the sale of optical components for the industrial laser processing industry.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2003 is set forth in the consolidated statements of earnings and in Note L to the Company's consolidated financial statements included in this Form 10-K.

General Description of Business

We develop, manufacture and market high technology materials and derivative products for precision use in industrial, medical, military and aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, detection and military components and systems. A key strategy is to develop and manufacture complex materials from elements of chemistry's periodic table. We focus on providing critical components to the heart of our customer's assembly lines for products such as high power laser material processing systems, military fire control and missile guidance devices and advanced medical and security scanning systems. We believe we are a market leader for high power CO2 and YAG laser optical elements, military infrared optical components, and x-ray and gamma ray detectors for both the medical and nuclear radiation industries.

Our United States production operations are located in Pennsylvania, Florida, California and New Jersey and our international production operations are based in Singapore, China and Belgium. In addition to sales offices at each of our manufacturing sites we have sales and marketing subsidiaries in Germany, Japan and the United Kingdom. Approximately 41% of our revenues are for product sales outside of the United States.

Our primary products are optical and optoelectronic components used in the laser, military and nuclear radiation detection industries.

   - Our laser-related products include laser gain materials for solid-state lasers and many of the high precision optical elements used to focus and direct laser beams to target or work surfaces. The majority of our laser products require advanced optical materials that are internally produced. Our vertical integration from material growth through fabrication and thin-film coating provides us with a significant competitive advantage.

   - Our military infrared products include targeting and navigation systems that utilize advanced optical materials. The vertical integration of our manufacturing processes for these military applications provides us with a significant competitive advantage.

   - Our nuclear radiation detector products are based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These detectors are attractive to customers due to the increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

We are at the forefront of advanced material growth research, development and high volume production. Over the past six years we have expanded our material growth development to include single crystal SiC for use in solid-state lighting, wireless infrastructure, RF electronics and power switching industries.

Our Markets

Our business is comprised of five primary markets:

1) Design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared lasers and instrumentation by our II-VI business units and sold under the II-VI and Laser Power brand names.

2) Design, manufacture and marketing of near-infrared and visible-light laser products for industrial, scientific and medical instruments and laser gain material and products for solid-state YAG and YLF lasers by our VLOC subsidiary.

3) Design, manufacture and marketing of infrared products for military applications by our Exotic Electro-Optics subsidiary.

4) Design, manufacture and marketing of x-ray and gamma-ray solid-state radiation detectors and components for medical, security, industrial, environmental and scientific instruments by our eV PRODUCTS division.

5) Development of single crystal SiC substrates for use in solid-state lighting, wireless infrastructure, RF electronics and power switching industries by our Wide Band Gap (WBG) group.

Infrared and Near-Infrared Markets. In recent years, increases in laser component consumption have been driven by continued worldwide proliferation of laser processing applications. Manufacturers are seeking solutions to increasingly complex demands for quality, precision, speed, throughput, flexibility, automation and cost control. High power CO2 and YAG lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat treating, and marking applications. For example, automobile manufacturers use lasers to facilitate rapid prototyping, production simplification, efficient sequencing, and computer control on high throughput production lines. Manufacturers of recreation vehicles, motorcycles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexibility, high consistency, reduced post processing and lower costs. Furniture manufacturers utilize lasers to provide easily reconfigurable, low-distortion, low-cost prototyping and production capabilities that facilitate the manufacturing of customer specified designs. On high-speed processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

We provide optical elements and components for both CO2 and YAG laser systems. In addition to use by original equipment manufacturers
(OEMs), a replacement part aftermarket exists in support of an estimated current worldwide installed base of over 100,000 YAG and CO2 lasers.

Military Infrared Optics Market. Several key optical components such as windows, domes and related assemblies are core products offered to the military market for infrared applications in night vision, targeting and navigation systems. Infrared windows and window assemblies are employed on helicopter, fixed-wing aircraft, and ground vehicles to provide advanced targeting and navigation capabilities. Infrared domes are often used on missiles with infrared guidance systems ranging from small, man portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. High-precision domes are an integral component of the missile's targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our infrared optical products are sold primarily to the U.S. government and its prime contractors.

The current demand for infrared optical components is being driven by the replacement and repair of hardware used in combat in Iraq and the desire to upgrade the current capabilities of weapons, aircraft and
ground vehicles.   Germanium windows used in night vision and targeting
systems on vehicles such as the Abrams M-1 Tank and Bradley Fighting
Vehicle have been returned for refurbishment and/or replacement.   The
desire to provide the war fighter with increased capabilities has driven upgrades to navigation and targeting systems for aircraft such as the Apache attack helicopter and the F-16 fighter jet. These upgrades require more advanced optical components in order to meet today's more demanding performance requirements.

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

We believe the annual worldwide market for all solid-state radiation detectors is currently over $250 million and growing at 10% per year. Digital radiography (the recording of digital x-ray images) represents the largest market segment followed in order by nuclear medicine (the detection or imaging of radioactively tagged materials in the body), industrial gauging, radiation monitoring, security scanning, including baggage inspection and nuclear safeguards/non-proliferation. Presently, we believe that the addressable CdZnTe market has grown to represent $50 million of the worldwide solid-state radiation detector market.

During the next several years, we believe the performance of CdZnTe, and other solid-state detectors will be improved through additional research and development, creating the potential for digital imaging to replace x-ray film in a myriad of traditional radiography applications.

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

Silicon Carbide Materials Market. Silicon Carbide (SiC) is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are rapidly emerging at the high-performance end of the optoelectronic, telecommunication, power distribution and transportation markets. SiC has certain inherent physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example the high thermal conductivity of silicon carbide enables SiC-and Gallium Nitride- (GaN) based devices to operate at high power levels and still dissipate the excess heat generated. Other intrinsic properties allow SiC-based devices to operate at high temperatures above 400 degrees Centigrade (750 degrees Fahrenheit). Typically, either SiC or GaN layers are deposited on a SiC substrate and the desired optoelectronic or electronic devices are fabricated in the resulting material structure. SiC- and GaN-based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices while GaN-based structures are already standard for the manufacture of blue and green light emitting diodes and blue laser diodes.

We believe that wide band gap semiconductor devices incorporating SiC materials technology will penetrate a wide range of applications in the optoelectronic, telecommunication, power distribution, transportation and defense markets during the next decade. For instance, blue and green LEDs built on SiC substrates offer the promise of higher output power than devices currently built on less expensive but less thermally conducting sapphire substrates. The realization of this promise will establish SiC- and GaN-based substrates as an important building block in high brightness computer driven signs or displays, in high brightness automotive lighting and in the replacement of incandescent and eventually fluorescent lighting by high power, high efficiency solid-state lamps. High power, high frequency SiC based microwave devices promise to rival gallium arsenide devices in telecommunication base station transmitters and silicon devices in both commercial and military air traffic radar applications. SiC high power, high-speed switching devices promise to improve the performance and reliability of utility transmission and distribution systems and for motor controls in a wide variety of applications.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. The following current business activities follow this model: Infrared optics based on Zinc Selenide
(ZnSe) and Zinc Sulfide (ZnS), near infrared optics based on YAG and YLF, solid-state radiation detectors based on CdZnTe, and optoelectronic and electronic substrates based on SiC. In each case we subsequently manufacture precision parts and components from these materials using established but evolving expertise in low damage surfacing and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. In addition, industry leading product quality and delivery performance allows us to achieve comparatively high operating margins in major segments of our business. We intend to capitalize on the execution of this proven model and continually gain market share for infrared and near-infrared optics, military infrared optics, solid-state radiation detectors and optoelectronic/electronic materials and substrates.

Our specific strategies are as follows:

  -  Continue Investment to Gain CO2 and YAG Market Share Worldwide.
     We continually invest in our infrared and near-infrared manufacturing operations worldwide to increase production capacity and capabilities.

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

  - Pursue Military Infrared Systems Programs. Our Exotic Electro-Optics subsidiary is a leading supplier of optics for military infrared systems and is committed to capturing new military contracts and expanding existing business base with every major defense prime contractor. Exotic Electro-Optics is supplying large area sapphire windows to the defense industry providing enabling technologies that are critical to the advanced targeting systems currently available to the war fighter. Exotic Electro-Optics is actively engaged with the major defense contractors during the initial product development phase in order to incorporate our products into our customers' systems. Early participation in long-term programs has proven to be a successful strategy and ultimately a competitive advantage in addressing the
     military market.   An example of the success of this approach is a
     recent award for a prototype sapphire window set for the Joint Strike Fighter program.

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

  - Utilize Proven Materials Growth Expertise to Perfect Silicon Carbide (SiC). We are a proven provider of hard to grow materials and opto-electronic crystals. We intend to leverage our skills and experiences in commercially producing ZnSe, ZnS, CdZnTe, YAG and YLF to move rapidly forward with our SiC development program. We intend to gain market share and become a leading volume supplier of affordable, high performance wide bandgap semiconductor materials, that includes silicon carbide, through new process developments, acquisitions and strategic customer alliances.

Our Products

Our products include optical, optoelectronic and electronic materials, devices and components for use in laser, detection, military, security scanning and advanced electronic and optoelectronic applications. These products are sold to laser system manufacturers and end-users, military laser system and defense suppliers, manufacturers of nuclear radiation detection systems and component suppliers to the optoelectronic and electronic industries.

Infrared and Near-Infrared Optics. We supply a broad line of precision infrared optical components such as lenses, waveplates, and mirrors to the CO2 laser market. CO2 lasers are used in a wide variety of industrial processes including cutting, welding, drilling, marking and heat treating of materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. CO2 lasers are also used in cosmetic and invasive medical surgery. Our precision optical components are used to regulate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as zinc selenide (ZnSe), copper, silicon and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We are the largest manufacturer in the world of ZnSe providing us with a significant cost advantage. We believe our ZnSe production capability, high precision fabrication operations and proprietary thin-film coating technology has earned us a reputation as the quality leader in this world market.

Additionally, we supply replacement optics to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain efficient laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year.

Key materials and precision optical components for YAG and other solid-state laser systems are part of our near-infrared optics product offering. The increasing power levels and reduced operating costs of evolving YAG laser systems are enabling this technology to address new applications. YAG lasers are used in high power application such as cutting, welding, marking and date coding. Additionally, YAG laser energy can be delivered through optical fibers, which provides high flexibility beam delivery systems.

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

Military Infrared Optics. Exotic Electro-Optics produces optics and optical assemblies for military infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and assemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, zinc
selenide, zinc sulfide, germanium, silicon, and ALON.   In addition,
our products also include visible materials and fused silica as well. The vertical integration of our manufacturing processes gives us a unique capability to design, fabricate, coat and assemble complex optical products. Our products are currently utilized on the Abrams M-1 tank, Apache Helicopter, F-14 and F-16 military aircraft and other platforms, as well as future production programs such as the Joint Strike Fighter.

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

Silicon Carbide Substrates. During the year ended June 30, 2003, we began selling single crystal SiC substrates. Our current SiC product offering is focused on two-inch diameter with expansion into three- and four-inch substrates in the near future. Initial product acceptance of our SiC products has been very good.

Research, Development and Engineering

Our research and development effort calls for the pursuit of a program of internally and externally funded research and development totaling between 5 and 10 percent of product sales. From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with most government research programs. We are committed to accepting only funded research that ties closely to our growth plans.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2003, we employed 144 people in research, development and engineering functions, 112 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the past year, we have made focused research and development investments in:

  - Silicon Carbide Substrate Technology: In fiscal 2002, we acquired the Litton Systems Inc. Silicon Carbide Group to complement the Company's SiC development activities. We presently have crystal growth, fabrication and polishing facilities for producing silicon carbide at both our Pennsylvania and New Jersey manufacturing sites.

  - Yttrium Vanadate Manufacturing: Our research and development activities in this area involve the crystal growth of neodymium
     (Nd) activated yttrium vanadate (YVO4). These efforts are focused on the development of more robust laser systems utilizing Nd:YVO4 in diode-pumped laser housings used in next-generation sensor technologies. Efforts at VLOC, our manufacturing site in Florida and our research facility in Pennsylvania have teamed to coordinate the achievement of this technological advancement.

  - Large Diameter YAG Manufacturing: Our research and development activities in this area are focused on producing large diameter materials that will accelerate the evolution of kilowatt-class YAG lasers. Achievements in process control and reliability are rapidly transferred into production at our Florida manufacturing facility, largely due to effective teamwork and crossover between our development and manufacturing personnel.

  - High Performance CdZnTe Materials: The marketplace success of eV PRODUCTS division depends on our capability and capacity to produce radiation detectors with ever-higher sensitivity, resolution and efficiency at lower cost. Key advancements have been achieved and will continue to be sought in the production of larger crystal ingots as well as in the fabrication techniques for the manufacture of monolithic arrays of closely spaced detectors. As improved performance is indicated, new applications and market potential are opened to CdZnTe products.

The development of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions and trade secret laws to protect our proprietary rights. When faced with potential infringement, we have in the past and will continue to protect our rights.

Internal and external research, development and engineering expenditures were $13.1 million, $11.3 million and $8.1 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. For these same periods, the external customer and government funded portions of these expenditures (i.e. contract research and development revenue) were $11.0 million, $7.6 million and $5.1 million.

Marketing and Sales

We market our products through a direct sales force in North America, Germany, Japan, Southeast Asia, Belgium and the UK, and through representatives and distributors elsewhere in Europe, Asia, and South America. Our market strategy is focused on building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in the laser component market places.

Each of our product lines is responsible for their own worldwide marketing and sales functions, as follows:

1) The infrared optics marketing and sales initiative is handled through a direct sales force in the U.S. and sells through our subsidiaries II-VI Japan Incorporated and II-VI U.K. Limited as well as through a common distributor in most of Europe. In Germany, during fiscal year 2003, we established a new joint venture with L.O.T.-Oriel Laser Optik Technologie Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to distribute infrared optics in Germany (See Note B to the Company's consolidated financial statements.)

2) The near-infrared optics marketing and sales initiative is handled through a direct sales force in the U.S. as well as distributors throughout the rest of the world. In addition, whenever possible the near-infrared optics business uses the subsidiaries of the infrared optics business around the world.

3) The military infrared optics marketing and sales initiative is handled through a direct sales force in the U.S.

4) The solid-state radiation detectors marketing and sales initiative is handled through a direct sales force in the U.S. coupled with manufacturers' representatives. An array of distributors and representatives are used throughout the rest of the world.

5) The SiC marketing and sales initiative is handled through a direct sales force in the U.S.

Our sales force develops close relationships with our OEM and end-user customers worldwide. All divisions actively market their products through targeted mailings, telemarketing, select advertising and attendance at trade shows. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers' systems. As of June 30, 2003, we employed 72 individuals in sales, marketing and support.

Manufacturing Technology and Processes

A majority of the products we produce depend on our ability to manufacture difficult materials. The table below shows these key materials and the processes used to produce them.

                              Materials
Product Line                  Produced       Growth Process Utilized
------------                  ---------      -----------------------

- Infrared Laser Components   ZnSe and ZnS   Chemical Vapor Deposition
- Near-Infrared               YAG and YLF    Czochralski
     Laser Components
- Solid-State Detectors       CdZnTe         High Pressure Bridgman and
                                               Conventional Bridgman
- SiC Substrates              SiC            Physical Vapor Transport
                                               and Axial Gradient
                                               Transport

The ability to produce these difficult materials and to control the quality and yields is an expertise of the Company. Processing of these materials into finished products is difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customer's instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture.

The network of our worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages. We believe our cost to produce our infrared and near-infrared components are the lowest among all competitors. We employ numerous advanced manufacturing technologies and systems in all product-manufacturing facilities. These include automated CNC optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Producing products for use across the electromagnetic spectrum requires the capabilities to repeatedly produce products with high yields to tolerances in the nanometer range. We embody a technology and quality mindset that gives our customers the confidence to utilize our products in a just in time basis straight into the heart of their production lines.

Sources of Supply

The major raw materials we use are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. We produce virtually all of our Zinc Selenide and Zinc Sulfide requirements internally and also produce a portion of our Hydrogen Selenide and Thorium Fluoride requirements. We also purchase Zinc Sulfide, Gallium Arsenide, Copper, Silicon, Germanium, Quartz, optical glass and small quantities of other materials for use as base materials for laser optics from outside vendors. We purchase Thorium Fluoride and other materials for use in optical fabrication and coating processes. Excluding our own production, there are more than two external suppliers for all of the above materials except for Zinc Selenide, Zinc Sulfide, Hydrogen Selenide and Thorium Fluoride, for each of which there is one proven source of merchant supply. For most materials, we have entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

The three main groups of customers for our infrared and near-infrared optics are as follows:

  - Leading original equipment manufactures and system integrators of high power industrial, medical and military laser systems,

  - Laser end users who require replacement optics for their existing laser systems, and

  - Scientific and military customers, including the U.S. military and its allies, for use in advanced targeting, navigation and infrared imaging systems.

For our solid-state radiation detector products, our customers are manufacturers of equipment and devices for industrial process control, security monitoring, nuclear medicine, x-ray imaging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics. We are currently dependent on a limited number of key customers for this product line.

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

We have a number of present and potential competitors, many of which have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe is a division of Rohm and Haas Company. The competitors producing infrared and CO2 laser optics include Sumitomo in Japan and Ophir Optronics in Israel as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include a division of Northrop Grumman Corporation and a division of Saint-Gobain. Competing producers of infrared optics for military applications are in-house fabrication and thin film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of CdZnTe and CdZnTe detectors include Acrorad in Japan and Imarad in Israel.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that may compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next 12 months. For long-term customer orders, the Company takes the view of not including in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.
For the year ended June 30, 2003, our bookings were $136.3 million compared to bookings of $117.0 million for the year ended June 30, 2002. We believe that the increase in bookings was primarily attributable to stronger market demand in the commercial industrial infrared optics market. Many large single- and multi-year orders delayed in the prior fiscal year were received with increased order quantities due to the strengthened industrial demand.

We define our backlog as customer orders available for shipment in the next twelve months as of the end of the fiscal period. As of June 30, 2003, our backlog was $57.5 million compared to $48.0 million at June 30, 2002. The increase in backlog is primarily reflective of strong bookings in the commercial infrared optics business, including the addition of the backlog acquired with our majority-owned German distributor during the year ended June 30, 2003, improved bookings in the near-infrared military, semi-conductor and medical markets and contract bookings for the development of silicon carbide.

Employees

As of June 30, 2003, we employed 1,094 persons worldwide. Of these employees, 144 were engaged in research, development and engineering, 731 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages. We have a long-standing policy of encouraging active employee participation in selected areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

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

The processes and specialized equipment utilized in crystal growth, infrared materials fabrication and infrared optical coatings as developed by us are complex and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology or that all aspects of our proprietary technology will be protected. Others have obtained patents covering a variety of infrared optical configurations and processes, and others could obtain patents covering technology similar to our technology. We may be required to obtain licenses under such patents, and there can be no assurance that we would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted which may adversely affect our results of operations. In addition, our research and development contracts with agencies of the U.S. Government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled.

We hold six registered trademarks: the II-VI INCORPORATED(TM) name; INFRAREADY OPTICS(TM) for replacement optics for industrial CO2 lasers; EPIREADY(TM) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; eV PRODUCTS(TM) for products manufactured by our eV PRODUCTS division; LASER POWER CORPORATION(TM) name; and MP-5(TM) for low absorption coating technology. The trademarks are registered with the U.S. Patent and Trademark Office but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.

Available Information

The Company maintains an investor relations page on its Internet website at http://www.ii-vi.com. The Company makes its annual, quarterly and current reports filed or furnished with the Securities and Exchange Commission available as soon as reasonably practicable on the website. Such reports may be viewed or downloaded free of charge.



ITEM 2.  PROPERTIES

Information regarding our principal properties at June 30, 2003 is set forth below:



                     Location                Use                       Square Footage    Ownership
                     --------                ---                       --------------    ---------
United States:
                     Saxonburg, PA           Manufacturing and         171,000           Owned
                                             Corporate Headquarters
                     New Port Richey, FL     Manufacturing              45,000           Owned
                     Port Richey, FL         Manufacturing              20,000           Owned
                     Temecula, CA            Manufacturing              66,000           Leased
                     Pine Brook, NJ          Manufacturing              13,000           Leased

Foreign Locations:
                     Singapore               Manufacturing              24,200           Leased
                     China                   Manufacturing              33,000           Leased
                     Germany                 Distribution                2,000           Leased
                     Japan                   Distribution                1,200           Leased
                     United Kingdom          Distribution                1,100           Leased
                     Belgium                 Distribution and            5,000           Leased
                                             Manufacturing



ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows:

Name                  Age         Position
----                  ---         --------

Carl J. Johnson       61          Chairman, Chief Executive Officer
                                  and Director
Francis J. Kramer     54          President, Chief Operating Officer
                                  and Director
Herman E. Reedy       60          Executive Vice President
                                  - Infrared Optics
James Martinelli      45          Vice President - Government and
                                  Military Businesses
Craig A. Creaturo     33          Chief Accounting Officer and
                                  Treasurer

Carl J. Johnson, a co-founder of the Company in 1971, serves as Chairman, Chief Executive Officer, and Director of the Company. He served as President of the Company from 1971 until 1985 and has been a Director since 1971 and Chairman since 1985. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively. Dr. Johnson serves as a director of Armstrong Laser Technology, Inc.

Francis J. Kramer has been employed by the Company since 1983 and has been its President and Chief Operating Officer since 1985. Mr. Kramer has served as a Director of the Company since 1989. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh with a B.S. degree in Industrial Engineering and from Purdue University with an M.S. degree in Industrial Administration.

Herman E. Reedy has been employed by the Company since 1977 and has been Executive Vice President - Infrared Optics since February 2003. Previously, Mr. Reedy held positions at the Company as Vice President and General Manager of Quality and Engineering, Manager of Quality and Manager of Components. Prior to his employment by the Company, Mr. Reedy was employed by Essex International, Inc., serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie Mellon University and previously held positions with SemiElements, Inc. and Westinghouse Electric Corporation. Mr. Reedy is a graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

James Martinelli has been employed by the Company since 1986 and has been Vice President - Government and Military Businesses since February 2003. Previously, Mr. Martinelli served as General Manager of Laser Power Corporation since 2000 and Chief Financial Officer of II-VI Incorporated since 1994. Mr. Martinelli joined the Company as Accounting Manager, was named Corporate Controller in 1990 and named Chief Financial Officer and Treasurer in 1994. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting and is a member of the Pennsylvania Institute of Certified Public Accountants.

Craig A. Creaturo has been employed by the Company since 1998 and has been Chief Accounting Officer since February 2003. Mr. Creaturo has served as Treasurer since 2000. Previously, Mr. Creaturo served as Director of Finance, Accounting and Information Systems since 2000 and initially joined the Company as Corporate Controller. Prior to his employment by the Company, Mr. Creaturo was employed by the Pittsburgh, Pennsylvania office of Arthur Andersen LLP from 1992 to 1998 and served in the audit and attestation division with a final position as Audit Manager. Mr. Creaturo graduated from Grove City College with a B.S. degree in Accounting. Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

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


                                  High           Low
                                  ----           ---

      Fiscal 2002
             First Quarter       $17.25        $12.67
             Second Quarter      $18.05        $11.90
             Third Quarter       $19.10        $13.95
             Fourth Quarter      $15.78        $11.98

      Fiscal 2003
             First Quarter       $14.30        $11.34
             Second Quarter      $17.10        $13.00
             Third Quarter       $18.49        $14.38
             Fourth Quarter      $23.78        $16.55

On September 10, 2003, the last reported sale price for the Common Stock was $21.90 per share. As of such date, there were approximately 780 holders of record of the Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY


Year Ended June 30,               2003       2002      2001      2000      1999
--------------------------------------------------------------------------------
(000 except per share data)
Statement of Earnings
Net revenues                  $128,210   $113,688   $123,334   $74,092   $62,014
Net earnings                  $ 11,620   $  7,264   $  9,491   $ 7,311   $ 5,463
Basic earnings per share      $   0.83   $   0.52   $   0.69   $  0.57   $  0.43
Diluted earnings per share    $   0.81   $   0.51   $   0.67   $  0.55   $  0.42
Diluted weighted average
  shares outstanding            14,390     14,314     14,160    13,176    12,980
================================================================================

Share and per share data for 2000 and 1999 were adjusted to reflect the two-for-one stock split in fiscal 2001.



June 30,                          2003       2002      2001       2000      1999
--------------------------------------------------------------------------------
($000)
Balance Sheet
Working capital               $ 40,200   $ 35,746   $ 33,976   $24,335   $17,590
Total assets                   162,793    151,901    148,173    84,102    70,843
Total debt                      23,705     34,503     37,006     5,585     6,674
Retained earnings               73,071     61,451     54,187    44,696    37,385
Shareholders' equity           111,521     97,660     89,413    63,426    54,493
================================================================================

For the five-year period ended June 30, 2003, no cash dividends were declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as "expects," "anticipates," "believes," "intends," "plans, "projects," or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in Item 7.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company's critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable.

Revenue, other than for contract research and development, for all business segments is recognized from the sale of products at the point of passage of title, which is at the time of shipment.

The Company performs research and development under contract agreements with customers based on cost plus fixed fee, cost reimbursable or fixed fee terms. These contracts generally require the Company to produce and provide developmental materials and/or products to those customers. Revenues from cost plus fixed fee and cost reimbursable contracts are recognized as costs are incurred.

We follow the guidelines of Statement of Position 81-1 "Accounting for Performance of Construction - Type and Certain Production-Type Contracts" for our fixed fee contracts. Revenue and profits on each fixed fee contract are accounted for using the percentage-of-completion method of accounting, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. The estimated total cost for each contract is periodically reevaluated and revised, when necessary, throughout the life of the contract. Losses on contracts are recorded in full when identified.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. The allowance is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. If the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over the last twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net revenues and accounts receivable could be misstated.

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

The Company tests goodwill on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill is impaired involves judgments based upon long-term projections of future performance. A discounted cash flow model is used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. Based on the results of the most recently completed analysis, the Company's goodwill was not impaired as of June 30, 2003. No event has occurred as of or for the period ended June 30, 2003 that would give management an indication that an impairment charge was necessary that would adversely affect the Company's financial position or results of operations.

The Company records bonus and profit sharing estimates as a charge against earnings based on a formula percentage of the Company's operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Other bonuses and profit sharing are paid annually.

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

The Company uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock options granted to officers and key employees, and therefore does not record compensation costs based upon the fair value of options at the date of grant. See Notes A and K to the Company's consolidated financial statements.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.


RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

NET EARNINGS Net earnings increased 60% in fiscal 2003 to $11.6 million ($0.81 per share-diluted) from $7.3 million ($0.51 per share-diluted) in fiscal 2002. The major contributor to the net earnings increase was the strong worldwide demand for commercial infrared optics and component products in the industrial sector. Earnings increases also resulted from a variety of factors, including improved production efficiencies, savings achieved through the consolidation of infrared optics operations, increased external research and development funding and reduced interest expense.

BOOKINGS Bookings increased 16% to $136.3 million in fiscal 2003 compared to $117.0 million in fiscal 2002. Order backlog increased 20% to $57.5 million at June 30, 2003 from $48.0 million at June 30, 2002 as a result of bookings outpacing shipments in fiscal 2003. Manufacturing orders comprised approximately 93% of the backlog at June 30, 2003. Manufacturing bookings increased by approximately $18.5 million while contract research and development bookings increased by approximately $0.8 million. The bookings growth was primarily attributable to stronger market demand in the infrared optics market and higher external research and development funding for single crystal SiC development efforts. Bookings are defined as customer orders received that are expected to be converted to revenues over the next 12 months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

REVENUES Revenues increased 13% to $128.2 million in fiscal 2003 compared to $113.7 million last fiscal year. The revenue growth reflects the general strength of our product offering and, more specifically, strong demand in our infrared optics business. The increase in revenues for fiscal 2003 compared to the same period last fiscal year is primarily due to stronger shipments of commercial infrared optics to both OEM and aftermarket customers and the integration of the Company's sales and marketing distribution activity in Germany through a new consolidated subsidiary, II-VI/L.O.T., (See Note B of the Company's consolidated financial statements).

SEGMENT EARNINGS Segment earnings, which is defined as earnings before income taxes, interest and other income or expense, for fiscal 2003 increased 51% to $17.2 million compared to $11.4 million for the same period last fiscal year primarily due to higher gross margins from improved manufacturing efficiencies and cost controls in the infrared optics segment and higher sales volume from all businesses with the exception of the eV PRODUCTS division. Improvement in segment earnings was experienced in the infrared and near-infrared optics segments which was partially offset by lower segment earnings in the military infrared optics segment and the Company's Other category primarily comprised of our eV PRODUCTS division and Wide Band Gap (WBG) group.

Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other expense - net as reported. Management believes segment earnings to be a useful measure because it reflects the results of segment performance over which management has direct control.

Bookings, revenues and segment earnings or (loss) for the Company's reportable segments are discussed below. Certain amounts from prior years have been reclassified to conform with the segment reporting presentation adopted in fiscal 2003. See also Note L to the Company's consolidated financial statements.

Infrared Optics

Bookings for fiscal 2003 for Infrared Optics increased 42% to $79.3 million from $55.7 million compared to last fiscal year. The improvement was due to overall increases in order volume from OEM and aftermarket customers worldwide. The bookings growth was also attributable to the receipt of single- and multi-year orders from domestic and international OEM customers that had been delayed from the prior fiscal year. During fiscal 2003, the OEM manufacturers of both high-power, multi-kilowatt lasers for cutting, welding, drilling and heat treating applications and lower-power lasers for engraving and marking requested products at a rate more consistent with fiscal 2001 business levels explaining the increase in order bookings over the same period last fiscal year.

Revenues for fiscal 2003 for Infrared Optics increased 19% to $73.6 million from $61.8 million compared to last fiscal year. This increase was primarily attributable to increased shipments to several of the Company's domestic and international OEM customers, as well as, increased shipments to aftermarket customers. Stronger order intake has translated into stronger revenues for the current fiscal year as compared to the prior fiscal year.

Segment earnings for fiscal 2003 increased 57% to $20.0 million compared to $12.7 million for the same period last fiscal year. The improvement in segment earnings for the current fiscal year as compared to the last fiscal year was due to a combination of increased sales volume, a full year impact of operational consolidation of the commercial infrared optics operations from Laser Power Corporation and the acquisition of a majority interest in a distributor in Germany.

Near-Infrared Optics

Bookings for fiscal 2003 for Near-Infrared Optics increased 6% to $24.8 million from $23.4 million compared to last fiscal year. The increase in bookings for fiscal 2003 as compared to the last fiscal year was primarily due to stronger demand in commercial bookings in the optics and crystal product lines used in defense and medical applications.

Revenues for fiscal 2003 for Near-Infrared Optics were $22.8 million compared to $22.7 million last fiscal year. Commercial revenues increased as compared to the prior fiscal year, primarily in the optics and crystal product lines offset by a decrease in contract revenues from the winding down of the multi-year yttrium aluminum garnet (YAG) contract.

Segment earnings for fiscal 2003 increased 31% to $1.7 million from $1.3 million compared to last fiscal year. This improvement reflected overall stronger gross margins and improved product yields. Cost reductions particularly in the materials area as a result of yield improvements were sufficient to increase gross margins despite the essentially flat revenues for fiscal 2003 compared to fiscal 2002.

Military Infrared Optics

Bookings for fiscal 2003 for Military Infrared Optics decreased 21% to $23.1 million from $29.3 million last fiscal year. The reduction in bookings is primarily due to the delay of the production portion of a customer order for sapphire based products and the receipt of a six month order for Javelin missile domes in fiscal 2003 as compared to a twelve month order received in the previous fiscal year.

Revenues for fiscal 2003 for Military Infrared Optics increased 5% to $23.0 million compared to $22.0 million last fiscal year. Revenues from a contract for the Air Borne Laser (ABL) and increased shipments of sapphire based products were the major contributors to the increase as compared to the last fiscal year.

Military Infrared Optics experienced a $0.1 million segment loss in fiscal year 2003 compared to segment earnings of $1.6 million last fiscal year. During the fiscal year changes in contract estimated costs to complete relating primarily to a development contract resulted in $1.2 million of additional expenses. Additionally, the consolidation of the commercial operations in the fourth quarter of fiscal year 2002 from Laser Power Corporation to other II-VI facilities decreased gross margins in the remaining Military Infrared Optics business segment due to the absorption of costs previously allocated to the Infrared Optics segment.

Other

The Company's Other segment includes the combined operations of the Company's eV PRODUCTS division and WBG group and the Company's corporate research and development group.

Combined bookings for fiscal 2003 for eV PRODUCTS division and WBG group increased 7% to $9.2 million as compared to $8.6 million last fiscal year. The increase was due to the receipt of more externally funded contract support for WBG's efforts in Silicon Carbide (SiC) development and the initial customer orders for SiC substrates. This increase in bookings for WBG group was partially offset by a decrease in bookings for eV PRODUCTS division due to slow development and deployment of new products by existing and target customers for medical and industrial applications.

Revenues for fiscal 2003 from these operations increased 23% to $8.7 million compared to $7.1 million last fiscal year. The higher revenues are a direct result of the higher contract billings, particularly contract research and development of the WBG group.

The segment loss for fiscal 2003 of $4.4 million increased 7% from the segment loss of $4.1 million in the prior fiscal year. The increase in the segment loss was primarily attributable to weakness in demand for products from eV PRODUCTS division. This loss was partially offset by more external contract support of the Company's efforts in SiC, which offsets the funding needed to be provided by the Company for this activity.

Costs and Expenses

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2003 was $47.8 million or 41% of revenues compared to $36.3 million or 34% of revenues last fiscal year. The increased sales volume for fiscal year 2003 as compared to last fiscal year, the operational consolidation late last fiscal year of the infrared optics commercial manufacturing that was previously done at Laser Power Corporation in California to other worldwide manufacturing sites, the acquisition of a majority interest in a distributor in Germany, II-VI/L.O.T. GmbH and lower material costs as a result of yield improvements all contributed to the increased gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2003 was $0.6 million (5% of research and development revenues), compared to a gross margin of $0.7 million (9% of research and development revenues), for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the fiscal year ended June 30, 2003.
The increased revenues level for fiscal 2003 as compared to last fiscal year is primarily due to revenues from a new SiC development contract. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities. The reduced gross margin for fiscal 2003 was due primarily to losses of approximately $1.2 million recognized from activities performed on a fixed price percentage of completion development contract in the Military Infrared Optics segment.

Company-funded internal research and development expenses for fiscal 2003 were $2.7 million or 2% of revenues compared to $4.4 million or 4% of revenues, for last fiscal year. The lower expense is a direct result of more external contract support of the Company's WBG group's efforts in SiC crystal growth technology and processing development which offsets the funding needed to be provided by the Company for this activity. Fiscal 2002 included the results of the former Litton Systems, Inc. Silicon Carbide Group from the acquisition date; however the Company did not have a commensurate level of contract revenues in fiscal 2002 to offset the WBG group's additional costs associated with this business. Company-funded internal research and development expenses also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for fiscal 2003 were $28.5 million or 22% of revenues compared to $21.2 million or 19% of revenues for last fiscal year. The dollar and percentage increases for fiscal year 2003 as compared to last fiscal year reflect costs associated with the acquisition of a majority interest in a distributor in Germany,

II-VI/L.O.T. GmbH during the first quarter of this fiscal year (See Note B to the Company's consolidated financial statements). While this acquisition has increased the Company's direct selling expense by approximately 2% of sales as compared to the prior year, this expense increase has been offset by the additional gross margin on sales to end customers in Germany. In addition to this acquisition of II-VI/L.O.T., the Company recorded higher salary expenses as compared to last fiscal year for its world-wide profit driven bonus program.

Interest expense for fiscal 2003 was $0.8 million compared to $1.4 million for last fiscal year. The decrease in interest expense reflects lower LIBOR based interest rates, as well as a 31% reduction in debt levels of the Company at June 30, 2003 as compared to the same period last fiscal year.

Other expense for fiscal 2003 was $0.3 million compared to $0.4 million for last fiscal year. Other expense in 2003 was primarily due to the minority interest in II-VI/L.O.T., the $0.1 million write-off of an investment in the second quarter of the current fiscal year and foreign currency losses as a result of the U.S. dollar's performance relative to other currencies in the current fiscal year offset by royalty income and interest income. Other expense in fiscal 2002 related to the closing of operations of Laser Power Corporation in Mexico of $0.4 million, costs related to consolidating several of the Company's European distribution arrangements of $0.4 million, and the write-off of certain crystal growth equipment and technology of $0.7 million offset by foreign currency gains, royalty income and interest income.

The Company's effective income tax rate for fiscal 2003 was 28% compared to an effective income tax rate of 24% for fiscal 2002. The increase in the effective tax rate reflects the completion of an annual external transfer pricing study and the resulting finalization of the allocation of profits around the world. The Company's effective income tax rate reflects the Company's continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.


Fiscal 2002 Compared to Fiscal 2001

NET EARNINGS Net earnings decreased 23% in fiscal 2002 to $7.3 million ($0.51 per share-diluted) from $9.5 million ($0.67 per share-diluted) in fiscal 2001. The major contributor to the net earnings decrease was the general softening of demand for infrared laser optics and component products and solid-state x-ray and gamma-ray detection materials and products in the industrial sector impacted by the weak worldwide economy.

BOOKINGS Bookings decreased 12% to $117.0 million in fiscal 2002 compared to $132.7 million in fiscal 2001. Order backlog increased 7% to $48.0 million at June 30, 2002 from $44.7 million at June 30, 2001 as a result of bookings outpacing shipments in fiscal 2002. The increase in backlog is primarily due to strong second half bookings, more specifically large orders recorded by significant military orders booked at Laser Power Corporation, blanket orders recorded by eV PRODUCTS division and contract bookings for the development of Silicon Carbide. Manufacturing orders comprised 93% of the backlog at June 30, 2002. Manufacturing bookings decreased by approximately $16.1 million while contract research and development bookings increased by approximately $0.1 million. The bookings decrease was primarily a result of order delays caused by a slowdown in the industrial sector.

REVENUES Revenues decreased 8% to $113.7 million in fiscal 2002 compared to $123.3 million last fiscal year. Revenues decreased due to lower shipments compared to the same period last fiscal year of industrial laser OEM and aftermarket sales from sluggish industrial worldwide demand and from the absence in sales of radiation detection materials and products to replace the fiscal year 2001 sales volume primarily in the medical sector.

SEGMENT EARNINGS   Segment earnings, which is defined as
earnings before income taxes, interest and other income or expense, for fiscal 2002 decreased 38% to $11.4 million compared to $18.3 million for the same period last fiscal year primarily due to lower gross margins from lower sales volume from the majority of our businesses. The decrease in segment earnings was also caused by a shift in the product mix away from the slowed industrial business and towards the military business which historically has lower margins.

Bookings, revenues and segment earnings or (loss) for the Company's reportable segments are discussed below. Certain amounts from prior years have been reclassified to conform with the segment reporting presentation adopted in fiscal 2003. See Note L to the Company's consolidated financial statements.

Infrared Optics

Bookings for fiscal 2002 for Infrared Optics decreased 18% to $55.7 million from $68.2 million compared to last fiscal year. The decrease was primarily driven by delays in OEM and aftermarket orders caused by a slowdown in the industrial sector.

Revenues for fiscal 2002 for Infrared Optics decreased 12% to $61.8 million from $69.9 million compared to last fiscal year. This decrease was primarily attributable to decreased shipments to several of the Company's domestic and international OEM customers, as well as, decreased shipments to aftermarket customers.

Segment earnings for fiscal 2002 increased 7% to $12.7 million compared to $13.7 million for the same period last fiscal year. The reduction in Segment earnings for the current fiscal year as compared to the last fiscal year was due to a decrease in sales volume from softer demand for infrared optics, particularly in the industrial sector.

Near-Infrared Optics

Bookings for fiscal 2002 for Near-Infrared Optics decreased 9% to $23.4 million from $25.8 million compared to last fiscal year. The decrease in bookings for fiscal 2002 as compared to the last fiscal year was primarily due to weaker demand in commercial bookings in the optics and telecommunications product lines partially offset by an increase in contract research and development bookings.

Revenues for fiscal 2002 for Near-Infrared Optics decreased 10% to $22.7 million compared to $25.1 million last fiscal year. Commercial revenues decreased as compared to the prior fiscal year, primarily in the optics and telecommunications product lines.

Segment earnings for fiscal 2002 decreased 62% to $1.3 million from $3.4 million compared to last fiscal year. This reduction reflected decreased gross margins, lower sales volume and reduced product yields as a result of certain production related issues in our YAG growth and development area.

Military Infrared Optics

Bookings for fiscal 2002 for Military Infrared Optics were $29.3 million compared to $29.4 million for eleven months ended June 30, 2001 during which period this segment of our business was owned by the Company. Military bookings in the infrared crystals and optical components area were softer as compared to fiscal year 2001, but were offset by stronger bookings of military contracts including the Javelin Antitank Weapon System, the IFTS and Air Borne Laser programs.

Revenues for fiscal 2002 for Military Infrared Optics were $22.0 million compared to $19.0 million for the eleven months ended June 30, 2001. Even on an annualized basis, the Exotic Electro-Optics business was the only business resulting in an increase to sales for the year.

Segment earnings decreased 56% to $1.6 million from $3.6 million compared to last fiscal year. The reduction in segment earnings primarily related to major military contracts where technical challenges caused cost overruns eroding gross margins. Gross margins on military business, even absent of these cost overruns have historically lower margins as compared to our non-military businesses.

Other

Combined bookings for fiscal 2002 for eV PRODUCTS division and WBG group decreased 8% to $8.6 million as compared to $9.3 million last fiscal year. The decrease was due to the lower order intake by the Company's eV PRODUCTS division.

Revenues for fiscal 2002 from these operations decreased 24% to $7.1 million compared to $9.3 million last fiscal year. The lower revenues are the result of the absence in replacement revenues for eV PRODUCTS division's high-volume fiscal year 2001 order relating to the NASA Swift Telescope Program.

The segment loss for fiscal 2002 of $4.1 million increased 71% from the segment loss of $2.4 million in the prior fiscal year. The increase in the segment loss was attributable to weakness in demand for products from the eV PRODUCTS division resulting in lower sales volume and significant increase in internal research and development expense by the WBG group. The fiscal 2002 purchase of the Litton Systems, Inc. Silicon Carbide (SiC) group, while accelerating our efforts in single crystal SiC growth, at the same time increased our internal research and development expense.

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

Company-funded internal research and development remained relatively unchanged at $4.4 million in fiscal 2002 from $4.5 million in fiscal 2001. In general, internal research and development expense reflects increased efforts focused on Silicon Carbide crystal growth technology and processing development, the Company's corporate research and development activities and the research and development activities of eV PRODUCTS division.

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

Other expense was $0.4 million in fiscal 2002 compared to $1.4 million in fiscal 2001. The other expense decrease was primarily due to the absence of approximately $1.5 million of goodwill amortization incurred in fiscal 2001 (see Note E to the Company's consolidated financial statements) and foreign currency gains in 2002 as compared to losses in fiscal 2001. The overall decrease was partially offset by fiscal 2002 charges related to the closing of operations of Laser Power Corporation in Mexico of $0.4 million, costs related to consolidating several of the Company's European distribution arrangements of $0.4 million, and the write-off of certain crystal growth equipment and technology of $0.7 million.

The effective corporate income tax rate was 24% in fiscal 2002 compared to 35% in fiscal 2001. The decrease in the effective income tax rate reflects the favorable mix of worldwide earnings from the Company's focus on increased manufacturing in China and Singapore where tax rates are lower than the United States.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2003, cash generated from operations was $25.6 million. Proceeds from exercise of common stock options and fixed assets of $0.5 million each, in addition to the cash generated from operations, were used primarily to fund an investment of $7.0 million in property, plant and equipment, to finance a $2.8 million acquisition for a 75% majority ownership of II-VI/L.O.T. and to pay down $10.9 million of debt. Cash transactions for fiscal 2003 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $15.6 million at June 30, 2003.

The largest sources of the $25.6 million in cash generated from operations in fiscal 2003 were $20.9 million in net earnings before depreciation and amortization, an increase in deferred income taxes of $1.4 million, an increase in accounts payable of $2.1 million and a decrease in other operating net assets of $4.8 million. These sources of cash were partially offset by an increase in accounts receivable and inventories of $4.2 million.

The impact of inflation on the Company's business has not been material.

The Company had available $15.5 million and $9.3 million under its line of credit as of June 30, 2003 and 2002, respectively.

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and internal growth. During fiscal 2003, the Company reinvested $7.0 million into capital projects.

OFF-BALANCE SHEETS ARRANGEMENTS

None.


TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS


                                            Payments Due By Period
                              ------------------------------------------------
                                      Less Than     1-3       3-5   More Than
Contractual Obligations        Total     1 Year     Years     Years   5 Years
------------------------------------------------------------------------------
($000's)
Long-Term Debt Obligations    $23,705    $6,923    $13,976   $2,613     $193
Capital Lease Obligations           -         -          -        -        -
Operating Lease Obligations     2,913     1,097      1,555      261        -
Purchase Obligations            3,019       309      1,275    1,435        -
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP            -         -          -        -        -
-----------------------------------------------------------------------------
Total                         $29,637    $8,329    $16,806   $4,309     $193



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

International Sales Account for a Significant Portion of Our Revenues

Sales to customers in countries other than the United States accounted for approximately 41%, 39% and 37% of revenues during the years ended June 30, 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore and China and maintain direct sales offices in Germany, Japan, the UK and Belgium. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular, although our international sales, other than in Germany, Japan, Belgium and the UK, are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations through forward exchange agreements hedging approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation in the dollar/yen currency exchange rate.

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

Exposure to Government Markets

With the acquisition of Laser Power Corporation, specifically the military infrared optics business of Exotic Electro-Optics, sales to customers in the defense industry have increased. These customers in turn generally contract with a governmental entity, typically the U.S. government. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, financial condition and results of operations.

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

A Large Portion of Our European Sales Rely On A Single Distributor

A large portion of our European sales not made by our subsidiaries in Germany, the UK and Belgium have been made through a European distributor. This distributor also provides service and support to the end users of our products. Thus, a reduction in the sales efforts of this distributor could adversely affect our European sales and our ability to support the end users of our products. There can be no assurance that this distributor will continue to distribute, or to distribute successfully, our products and, in such an event, our business, results of operations and financial earnings could be materially and adversely affected. We recently established controlling interest in a new joint venture with the distributor serving the German market. (See Note B of the Company's Consolidated Financial Statements.)

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

  - certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class); and

  - a formal shareholder rights plan designed to protect all corporate interests in the event the Company's Board of Directors and shareholders are confronted with an abusive or unfair takeover attempt.

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

Recently Issued Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. We are currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on our accounting for existing investments.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

The Company has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal year 2003.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $24,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues by approximately $1,187,000 for the year ended June 30, 2003.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement losses were $0.2 million, $0.5 million and $0.5 million for the years ended June 30, 2003, 2002 and 2001, respectively.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rate; while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders' equity.

Interest Rate Risks

On March 6, 2003, the Company entered into an interest rate cap, replacing an existing interest rate cap that matured on March 5, 2003, with a notional amount of $8.8 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. In fiscal 2003, the Company decreased its borrowings by $10.9 million. As of June 30, 2003, the total borrowings of $23.7 million include $16.2 million under the term loan option, $4.5 million under the line of credit option, $2.5 million Japanese Yen loan and a $0.5 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $291,000 for fiscal year 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of II-VI Incorporated and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of II-VI Incorporated and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization in fiscal 2002.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 25, 2003

CONSOLIDATED BALANCE SHEETS

June 30,                                          2003             2002
-----------------------------------------------------------------------
($000)
Current Assets
Cash and cash equivalents                     $ 15,583         $  9,610
Accounts receivable -
  less allowance for doubtful accounts
  and warranty returns of $1,266 at
  June 30, 2003 and $847 at June 30, 2002       22,086           21,541
Inventories                                     24,384           19,741
Deferred income taxes                            3,794            3,457
Prepaid and other current assets                 1,968            1,488
-----------------------------------------------------------------------
Total Current Assets                            67,815           55,837
Property, Plant & Equipment, net                57,954           60,711
Goodwill, net                                   28,987           28,987
Investments                                      1,792            1,850
Intangible Assets, net                           4,643            3,233
Other Assets                                     1,602            1,283
-----------------------------------------------------------------------
                                              $162,793         $151,901
=======================================================================


Current Liabilities
Accounts payable                              $  6,115         $  3,970
Accrued salaries and wages                       2,809            2,125
Accrued bonuses                                  5,244            2,851
Income taxes payable                             1,945            1,012
Accrued profit sharing contribution              1,263              736
Other accrued liabilities                        3,316            4,329
Current portion of long-term debt                6,923            5,068
-----------------------------------------------------------------------
Total Current Liabilities                       27,615           20,091
Long-Term Debt                                  16,782           29,435
Deferred Income Taxes                            5,579            3,881
Other Liabilities                                1,296              834
-----------------------------------------------------------------------
Total Liabilities                               51,272           54,241
Commitments and Contingencies
Shareholders' Equity
Preferred stock, no par value;
   authorized - 5,000,000 shares; none issued        -                -
Common stock, no par value; authorized -
   30,000,000 shares; issued -
   15,268,876 shares at June 30, 2003;
   15,101,450 shares at June 30, 2002           39,430           37,840
Accumulated other comprehensive income             930              279
Retained earnings                               73,071           61,451
-----------------------------------------------------------------------
                                               113,431           99,570
Less treasury stock at cost, 1,068,880 shares    1,910            1,910
-----------------------------------------------------------------------
Total Shareholders' Equity                     111,521           97,660
-----------------------------------------------------------------------
                                              $162,793         $151,901
=======================================================================

See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF EARNINGS


Year Ended June 30,                          2002               2001               2000
-----------------------------------      --------           --------           --------
($000 except per share data)

Revenues
Net sales:
   Domestic                              $ 64,740           $ 61,995           $ 73,075
   International                           52,470             44,066             45,176
Contract research and development          11,000              7,627              5,083
-----------------------------------      -----------       ------------       ---------
                                          128,210            113,688            123,334
-----------------------------------      -----------       ------------       ---------

Costs, Expenses and Other Expense
Cost of goods sold                         69,408             69,732             72,181
Contract research and development          10,436              6,905              3,619
Internal research and development           2,660              4,441              4,499
Selling, general and administrative        28,510             21,245             24,767
Interest expense                              849              1,444              2,330
Other expense - net                           297                411              1,382
-----------------------------------      -----------       ------------       ---------
                                          112,160            104,178            108,778
-----------------------------------      -----------       ------------       ---------
Earnings Before Income Taxes               16,050              9,510             14,556
Income Taxes                                4,430              2,246              5,065
-----------------------------------      -----------       ------------       ---------
Net Earnings                             $ 11,620           $  7,264           $  9,491
-----------------------------------      -----------       ------------       ---------

Basic Earnings Per Share                 $   0.83           $   0.52           $   0.69
-----------------------------------      -----------       ------------       ---------

Diluted Earnings Per Share               $   0.81           $   0.51           $   0.67

See Notes to Consolidated Financial Statements.

                                 30


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                         Accumulated
                                         Common Stock       Other                 Treasury Stock
                                        --------------  Comprehensive  Retained  ----------------
                                       Shares    Amount    Income      Earnings  Shares    Amount     Total
                                       ------   -------    ------      --------  ------   --------   -------
(000)
BALANCE - JULY 1, 2000                 13,976   $20,454     $210       $44,696   (1,069)  $(1,910)   $63,450
Shares issued under
  stock option plans                      128       466        -             -        -         -        466
Shares issued to acquire
   Laser Power Corporation                877    15,474        -             -        -         -     15,474
Net earnings                                -         -        -         9,491        -         -      9,491
Other comprehensive loss, net of tax        -         -     (119)            -        -         -       (119)
Income tax benefit for
  options exercised                         -       651        -             -        -         -        651
------------------------------------   ------   -------    ------      -------   ------   -------    -------
BALANCE - JUNE 30, 2001                14,981   $37,045     $ 91       $54,187   (1,069)  $(1,910)   $89,413
Shares issued under
  stock option plans                      120       370        -             -        -         -        370
Net earnings                                -         -        -         7,264        -         -      7,264
Other comprehensive income, net of tax      -         -      188             -        -         -        188
Income tax benefit for
  options exercised                         -       425        -             -        -         -        425
------------------------------------   ------   -------    ------      -------   ------   -------    -------
BALANCE - JUNE 30, 2002                15,101   $37,840     $279       $61,451   (1,069)  $(1,910)   $97,660
Shares issued under
  stock option plans                      167       542        -             -        -         -        542
Shares issued to acquire
   Laser Power Corporation                  1         6        -             -        -         -          6
Net earnings                                -         -        -        11,620        -         -     11,620
Other comprehensive income, net of tax      -         -      651             -        -         -        651
Income tax benefit for
  options exercised                         -     1,042        -             -        -         -      1,042
------------------------------------   ------   -------    ------      -------   ------   -------   --------
BALANCE - JUNE 30, 2003                15,269   $39,430     $930       $73,071   (1,069)  $(1,910)  $111,521
====================================   ======   =======    ======      =======   ======   =======   ========

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,                               2003         2002         2001
-------------------------------------------      -------      ------       ------
($000)
Net earnings                                     $11,620      $7,264       $9,491
Other comprehensive income (loss):
   Foreign currency translation adjustments,
   net of income tax of $248, $58
   and $(64), respectively                           651         188         (119)
-------------------------------------------      -------      ------       ------
COMPREHENSIVE INCOME                             $12,271      $7,452       $9,372
===========================================      =======      ======       ======

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Year Ended June 30,
($000)                                                             2003           2002           2001
-------------------------------------------------               -------        -------        -------
Cash Flows from Operating Activities
Net earnings                                                    $11,620        $ 7,264        $ 9,491
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation                                                  8,817          8,429          6,838
    Amortization                                                    510            363          1,866
    Loss (gain) on foreign currency
    remeasurements and transactions                                 159           (165)         1,445
    Net loss on disposal or writedown of assets                     323            335            237
    Deferred income taxes                                         1,361            794          1,518
    Other                                                            50           (672)             -
    Increase (decrease) in cash from changes in:
        Accounts receivable                                        (623)           596         (3,702)
        Inventories                                              (3,549)         1,700         (1,745)
        Accounts payable                                          2,124         (1,775)          (484)
        Other operating net assets                                4,849           (731)            40
-------------------------------------------------               -------        -------        -------
Net cash provided by operating activities                        25,641         16,138         15,504
-------------------------------------------------               -------        -------        -------

Cash Flows from Investing Activities
Additions to property, plant and equipment                       (7,017)        (8,663)       (16,699)
Purchases of businesses                                          (2,755)        (2,172)       (27,726)
Dividends from (investment in) unconsolidated business                9         (1,698)             -
Disposals of property, plant and equipment                          476            317            259
-------------------------------------------------               -------        -------        -------
Net cash used in investing activities                            (9,287)       (12,216)       (44,166)
-------------------------------------------------               -------        -------        -------

Cash Flows from Financing Activities
(Payments) proceeds on short-term borrowings                     (5,819)         1,250          4,308
Proceeds from long-term borrowings                                    -              -         25,000
Payments on long-term borrowings                                 (5,066)        (3,834)           (44)
Proceeds from sale of common stock                                  548            370            466
-------------------------------------------------               -------        -------        -------
Net cash (used in) provided by financing activities             (10,337)        (2,214)        29,730
-------------------------------------------------               -------        -------        -------
Effect of exchange rate changes on cash and cash equivalents        (44)          (191)           695
-------------------------------------------------               -------        -------        -------
Net increase in cash and cash equivalents                         5,973          1,517          1,763

Cash and Cash Equivalents
Beginning of year                                                 9,610          8,093          6,330
-------------------------------------------------               -------        -------        -------
End of year                                                     $15,583        $ 9,610        $ 8,093
=================================================               =======        =======        =======
Non-cash transactions:   Increase to investments
                         from loan conversion                   $   412              -              -
                         Net assets acquired as
                         settlement on a customer
                         purchase commitment                          -        $   366              -
                         Net assets acquired for
                         fair value of common stock                   -              -        $15,474
=================================================               =======        =======        =======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

NATURE OF BUSINESS The Company designs, manufactures and markets optical and electro-optical components, devices and materials for infrared, near-infrared, visible light, x-ray and gamma-ray instrumentation. The Company markets its products in the United States through its direct sales force and worldwide through its wholly- or majority-owned subsidiaries, distributors and agents.

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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include II-VI Incorporated and its wholly-owned subsidiaries: VLOC Incorporated; Exotic Electro-Optics, Inc.; II-VI Delaware, Incorporated; II-VI Holdings B.V.; II-VI Japan Incorporated; II-VI Singapore Pte., Ltd.; II-VI Acquisition Corp.; II-VI Optics (Suzhou) Co. Ltd.; II-VI International Pte., Ltd.; II-VI U.K. Limited; II-VI Deutschland GmbH and II-VI LPE N.V., as well as its majority-owned subsidiary, II-VI/L.O.T. GmbH (collectively the "Company"). All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement losses were $0.2 million, $0.5 million and $0.5 million for the years ended June 30, 2003, 2002 and 2001, respectively.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders' equity in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS The Company considers highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands and the United Kingdom.

ACCOUNTS RECEIVABLE The Company establishes an allowance for doubtful accounts based on historical experience. The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers. However, a significant portion of the accounts receivable is from a single European distributor. At June 30, 2003 and 2002, the accounts receivable balance from this distributor was $1.9 million and $2.4 million, respectively, or 9% or 11%, respectively, of the accounts receivable balance. Although the Company does not currently foresee a risk associated with these receivables, repayment is dependent upon the financial stability of this distributor.

For cash flow purposes, the Company factored with recourse approximately one-third of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2003 and 2002. Factoring is done with large banks in Japan. As of June 30, 2003 and 2002, approximately $0.6 million and $0.4 million accounts receivable had been factored. As of June 30, 2003 and 2002, approximately $0.6 million and $0.4 million, respectively, was included in Other Accrued Liabilities representing the Company's obligation to the bank for these factored receivables.

The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the years ended June 30, 2003, 2002 and 2001.

Year Ended June 30,                   2003      2002      2001
--------------------------------------------------------------
($000)
Balance - Beginning of Year           $419      $334      $264
    Expense and writeoffs, net          85        (3)       70
    Other(1)                             -        88         -
--------------------------------------------------------------
Balance - End of Year                 $504      $419      $334

(1) Reclassification of certain warranty reserves from other current liabilities.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. The Company reviews its property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives of the assets. Depreciable useful lives range from 3 to 20 years.

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", was adopted by the Company as of July 1, 2001. The Company no longer amortizes goodwill but tests goodwill for impairment at least annually or when events or changes in circumstances indicate that goodwill might be impaired.

INVESTMENTS During the year ended June 30, 2002, the Company acquired for $1.7 million a 25% ownership interest in a supplier to the Company. In July 2002, the Company increased its ownership interest to 33% as a result of a loan conversion to equity in accordance with the original purchase agreement. This investment is accounted for under the equity method of accounting.

At June 30, 2003 and 2002, the Company had outstanding notes receivable of approximately $0.5 million and $0.2 million, respectively, from an equipment and supply agreement with this supplier. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1 1/2% on the unpaid balance.

For the years ended June 30, 2003 and 2002, the Company purchased $0.3 million of raw materials each year from this supplier.

The Company's pro rata share of the earnings from this investment and the interest received from both of these agreements did not have a material effect on the Company's results of operations in either year ended June 30, 2003 or 2002.

INTANGIBLES Intangible assets are carried at cost. Amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years.

ACCRUED BONUSES AND PROFIT SHARING CONTRIBUTION The Company records bonus and profit sharing estimates as a charge against earnings based on a formula percentage of the Company's operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Other bonuses and profit sharing are paid annually.

INCOME TAXES Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized.

REVENUE RECOGNITION Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable.

Revenue, other than for contract research and development, for all business segments is recognized from the sale of products at the point of passage of title, which is at the time of shipment.

The Company performs research and development under contract agreements with customers based on cost plus fixed fee, cost reimbursable or fixed fee terms. These contracts generally require the Company to produce and provide developmental materials and/or products to those customers. Revenues from cost plus fixed fee and cost reimbursable contracts are recognized as costs are incurred.

The Company follows the guidelines of Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" for its fixed fee contracts. Revenue and profits on each fixed fee contract are accounted for using the percentage-of-completion method of accounting, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. The estimated total cost for each contract is periodically reevaluated and revised, when necessary, throughout the life of the contract. Losses on contracts are recorded in full when identified. During fiscal year 2003, a contract of the military infrared optics segment was adjusted reflecting a decrease in profitability by $0.8 million, net of income tax, during the year ended June 30, 2003 and $0.4 million, net of income tax, during the quarter ended June 30, 2003 as a result of revisions to estimated costs to complete the contract.

SHIPPING AND HANDLING COSTS Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Total shipping and handling costs included in revenues and in selling, general and administrative expenses were $0.2 million, $0.3 million and $0.3 million for the years ended June 30, 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT Research and development costs and costs related to customer and government funded research and development contracts are expensed as incurred.

STOCK-BASED COMPENSATION In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation should a company elect this accounting method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method specified in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company uses the intrinsic value approach of APB Opinion No. 25 for stock options granted to officers and key employees. All options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In accordance with the disclosure requirements of SFAS No. 148, the following pro forma information adjusts previously reported net earnings, basic earnings per common share and diluted earnings per common share to reflect the fair value recognition provisions of SFAS No. 123.


Year Ended June 30                  2003                       2002                        2001
------------------------ -------------------------- --------------------------- ---------------------------
($000 except per share data)       Basic   Diluted            Basic    Diluted            Basic    Diluted
                                  Earnings Earnings          Earnings  Earnings          Earnings  Earnings
                                    Per      Per               Per       Per               Per       Per
                           Net     Common   Common    Net     Common    Common    Net     Common    Common
                         Earnings  Share    Share   Earnings  Share     Share   Earnings  Share     Share
                         -------------------------- --------------------------- ---------------------------

Net earnings and
earnings per common
share, as reported       $11,620   $0.83    $0.81   $7,264    $0.52     $0.51   $9,491    $0.69     $0.67

Add:  Stock-based
employee compensation
cost, net of related
tax effects, recorded
in the financial
statements                     0    0.00     0.00        0     0.00      0.00        0     0.00      0.00

Deduct:  Stock-based
employee compensation
cost, net of related
income tax effects,
that would have been
included in the
determination of net
earnings if the fair
value method had been
applied to all awards       (698)  (0.05)   (0.05)    (632)   (0.05)    (0.05)    (635)   (0.05)    (0.04)
                         --------  ------   ------  -------   ------    ------  -------   ------    ------
Pro forma net earnings
and earnings per
common share             $10,922   $0.78    $0.76   $6,632    $0.47     $0.46   $8,856    $0.64     $0.63
                         ========  ======   ======  =======   ======    ======  =======   ======    ======


The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each fiscal year:

Year Ended June 30,                2003           2002           2001
---------------------------------------------------------------------
Risk free interest rate           3.45%          3.81%          6.10%
Expected volatility                 61%            47%            92%
Expected life of options     7.04 years     7.00 years     6.40 years
Expected dividends                 none           none           none

Based on the option pricing model, options granted during the years ended June 30, 2003, 2002 and 2001 had fair values at the date of the grant of $8.86, $8.09 and $13.81 per share, respectively.

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

The Company recorded the fair value of contracts with a notional amount of approximately $2.2 million and $1.2 million as of June 30, 2003 and 2002, respectively, on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased (decreased) net earnings by $69,000, $(66,000) and $165,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

To satisfy certain provisions of its credit agreement (see Note G), on March 6, 2003 the Company entered into a one-year interest rate cap with a notional amount of $8.8 million replacing an interest rate cap that expired on March 5, 2003. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company's term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. At June 30, 2003 the one-month LIBOR rate was 1.12%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The combined effect of these instruments increased net earnings for the year ended June 30, 2002 by approximately $88,000. The effect of these instruments on net earnings for the years ended June 30, 2003 and 2001 was immaterial.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders' equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders' equity and consists of accumulated foreign currency translation adjustments of $0.9 million and $0.3 million, net of income taxes, as of June 30, 2003 and 2002, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

   Cash and Cash Equivalents The carrying amount approximates fair value because of their short maturities.

   Debt Obligations The fair values of debt obligations are estimated based upon market values of similar issues. The fair values and carrying amounts of the Company's debt obligations are approximately equivalent.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of the year ended June 30, 2003. The Company evaluated its existing leased and owned properties for potential asset retirement obligations under SFAS No. 143. Based on this review, the Company identified obligations primarily related to disposal of certain materials utilized in its manufacturing process. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations as of or for the year ended June 30, 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. We are currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on our accounting for existing investments.

RECLASSIFICATIONS Certain amounts from priors years have been reclassified to conform with the 2003 presentation.


Note B  ACQUISITIONS

II-VI/L.O.T. GmbH During the quarter ended September 30, 2002, the Company reached an agreement with L.O.T. - Oriel Laser Optik Technologies Holding GmbH and L.O.T. - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) to establish a new European entity to distribute II-VI Incorporated and Laser Power Corporation products in Germany. Approximately 10% of the Company's total sales are in Germany. Prior to this acquisition, the distribution of the Company's products in Germany was handled by L.O.T. The Company purchased a 75% controlling interest in II-VI/L.O.T. GmbH (II-VI/L.O.T.) for approximately $2.8 million in cash. The major assets acquired were inventory of approximately $1.2 million and intangible assets (customer lists and related information) of approximately $1.6 million that are being amortized over a ten-year useful life. The results of II-VI/L.O.T. for the year ended June 30, 2003 were included in the Company's consolidated financial statements and are included in the infrared optics segment.

At any time after July 1, 2005, the Company has a call option to purchase the remaining interest in II-VI/L.O.T. and L.O.T. has a put option to the Company to require the purchase of the remaining interest in II-VI/L.O.T. The price of the remaining interest is based upon a fixed formula based on the average sales of II-VI/L.O.T. for the three fiscal years prior to the exercise of the option.

LITTON SYSTEMS, INC. SILICON CARBIDE GROUP During the quarter ended December 31, 2001, the Company acquired the Litton Systems, Inc. Silicon Carbide (SiC) group for approximately $2.2 million in cash.
The major assets acquired were equipment of approximately $2.0 million, inventory of approximately $0.1 million and intangible assets of approximately $0.1 million consisting of rights to patented technology that are being amortized over a 5-year useful life.


Note C  CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,                             2003               2002
------------------------------------------------------------
($000)
Billed
  Completed Contracts              $   75             $   30
  Contracts in Progress             1,526              1,953
------------------------------------------------------------
                                    1,601              1,983
Unbilled                            1,988              1,598
------------------------------------------------------------
                                   $3,589             $3,581
============================================================


Note D  INVENTORIES

The components of inventories were as follows:

June 30,                             2003               2002
------------------------------------------------------------
($000)
Raw materials                    $  5,729           $  4,638
Work in process                    11,034              8,958
Finished goods                      7,621              6,145
------------------------------------------------------------
                                  $24,384            $19,741
============================================================


Note E  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of the following:

June 30,                             2003               2002
------------------------------------------------------------
($000)
Land and land improvements      $  1,453            $  1,551
Buildings and improvements        31,642              30,008
Machinery and equipment           72,424              73,041
------------------------------------------------------------
                                 105,519             104,600

Less accumulated depreciation     47,565              43,889
------------------------------------------------------------
                                $ 57,954            $ 60,711
============================================================

Depreciation expense was $8.8 million, $8.4 million and $6.8 million for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company recorded an impairment charge to operations of approximately $0.3 million, net of tax, in the year ended June 30, 2002.

Interest expense capitalized associated with the construction of buildings and improvements approximated $11,000, $118,000 and $119,000 during the years ended June 30, 2003, 2002 and 2001, respectively.


Note F  GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $33.3 million, which was subject to the transitional assessment provisions of SFAS No. 142. A discounted cash flow model was used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for the Company. The Company completed its impairment test of goodwill prior to December 31, 2001. The results of this test indicated that the Company's goodwill was not impaired as of July 1, 2001, and, therefore, no impairment loss was recorded.

The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2003 and 2002. Based on the results of these analyses, the Company's goodwill was not impaired as of June 30, 2003 or 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001. The following pro forma information adjusts previously reported net earnings, basic earnings per share and diluted earnings per share to exclude goodwill amortization:

Year Ended June 30,                  2003        2002        2001
-----------------------------------------------------------------
($000 except per share data)     $ 11,620    $  7,264     $ 9,491
Net earnings
Add:  Effect of
goodwill amortization                   -           -       1,473
-----------------------------------------------------------------
Adjusted net earnings            $ 11,620    $  7,264     $10,964
=================================================================

Basic earnings per share         $   0.83    $   0.52     $  0.69
Add:  Effect of
goodwill amortization                   -           -        0.11
-----------------------------------------------------------------
Adjusted basic earnings
per share                        $   0.83    $   0.52     $  0.80
=================================================================

Diluted earnings per share       $   0.81    $   0.51     $  0.67
Add:  Effect of
goodwill amortization                   -           -        0.10
-----------------------------------------------------------------

Adjusted diluted earnings
per share                        $   0.81    $  0.51      $  0.77
=================================================================


Changes in the carrying amount of goodwill are included below:

Year Ended June 30,                         2003             2002
-----------------------------------------------------------------
($000)
Balance - Beginning of Year             $ 28,987         $ 29,236

Reclassification of intangible
assets into goodwill                           -              229
Income tax adjustments                         -             (478)
-----------------------------------------------------------------

Balance - End of Year                   $ 28,987         $ 28,987
=================================================================

The Company completed a tax project in fiscal 2002 relating to its acquisition of Laser Power Corporation in August 2000. The result of this tax study identified additional deferred income tax assets of $0.3 million and a reduction in current income tax payable of $0.2 million. These income tax adjustments resulted in a reduction of goodwill of $0.5 million during the year ended June 30, 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2003 and 2002 were as follows:


                             June 30, 2003                              June 30, 2002
                -----------------------------------
                  Gross                        Net           Gross                        Net
                Carrying     Accumulated      Book         Carrying     Accumulated      Book
($000)           Amount      Amortization     Value         Amount      Amortization     Value

Patents          $1,867       $  (493)       $1,374         $2,193      $   (757)       $1,436
Trademark         1,491           217)        1,274          1,491          (143)        1,348
Customer Lists    2,360           557)        1,803            500          (321)          179
Other               750          (558)          192            750          (480)          270
                 ------        -------       ------         ------        -------       ------
Total            $6,468       $(1,825)       $4,643         $4,934      $ (1,701)       $3,233


In addition to the impairment charge for property, plant and equipment as noted in Note E, an impairment charge of approximately $0.2 million net of income tax for related technology was charged to operations in the year ended June 30, 2002. The Company also wrote off fully amortized assets with an original cost and accumulated amortization of $0.4 million in the year ended June 30, 2003.

Amortization expense recorded on the intangible assets for the years ended June 30, 2003, 2002 and 2001 was $0.5 million, $0.4 million and $0.4 million, respectively. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
------------------------
($000)
2004                $499
2005                 499
2006                 446
2007                 347
2008                 339
========================


Note G  DEBT

The components of debt were as follows:

June 30,                                                2003      2002
----------------------------------------------------------------------
($000)
Line of credit, interest at the
   LIBOR Rate, as defined, plus 1.25%
   and 1.38%, respectively                            $4,500   $10,750
Term loan, interest at the LIBOR Rate,
   as defined, plus 1.25% and 1.38%,
   respectively, payable in quarterly
   installments through August 2005                   16,250    21,250
Pennsylvania Industrial Development Authority
   (PIDA) term note, interest at 3.00%, payable
   in monthly installments through October 2011          452       499
Yen denominated term note, interest at the
   Japanese Yen Base Rate, as defined, plus 1.49%,
   principal payable in full in September 2007         2,503         -
Yen denominated term note, interest at the
   Japanese Yen Base Rate, as defined, plus 1.49%          -     1,983
Other                                                      -        21
----------------------------------------------------------------------
Total debt                                            23,705    34,503
Current portion of long-term debt                     (6,923)   (5,068)
----------------------------------------------------------------------
Long-term debt                                       $16,782   $29,435
======================================================================
The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains term and line of credit borrowing options. The facility is collateralized by the Company's accounts receivables and inventories, a pledge of all of the capital stock of each of the Company's domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.62% and 3.36%, respectively, at June 30, 2003 and 2002. The average outstanding borrowings under the line of credit were $26.5 million and $33.0 million during the years ended June 30, 2003 and 2002, respectively. The Company had available $15.5 million and $9.3 million under its line of credit as of June 30, 2003 and 2002, respectively.

On June 28, 2002, the Company amended the credit facility to allow for a renewal of and an increase to the principal of the Yen denominated term note ("Yen Loan"). The principal amount available under the Yen loan was increased to 300 million Yen. Additionally, terms relating to the required interest rate protection agreement and to a restrictive covenant were amended to enhance the clarity of the agreement. All other substantial terms and conditions of the credit facility remain unchanged.

In September 2002, the Company replaced its 237 million Yen loan with a 300 million Yen loan. This loan matures on September 25, 2007.
Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.07% at June 30, 2003.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2003 and 2002. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank's prevailing prime lending rate. The interest rate at June 30, 2003 and 2002 was 6.00%. At June 30, 2003 and 2002
there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
------------------------
($000)
2004              $6,923
2005               7,550
2006               6,426
2007                  53
2008               2,560
Thereafter           193
========================

Interest and commitment fees paid during the years ended June 30, 2003, 2002 and 2001 totaled approximately $1.0 million, $1.4 million and $2.2 million, respectively.


Note H  INCOME TAXES

The components of income tax expense were as follows:

Year Ended June 30,             2003       2002       2001
----------------------------------------------------------
($000)
Current
   Federal                    $1,272     $  423     $2,387
   State                         531        233        387
   Foreign                     1,266        690        939
----------------------------------------------------------
Total Current                 $3,069     $1,346     $3,713
==========================================================
Deferred:
   Federal                    $1,070     $1,015     $1,119
   State                         (37)       190        118
   Foreign                       328       (305)       115
----------------------------------------------------------
Total Deferred                $1,361     $  900     $1,352
==========================================================
Total Income Tax Expense      $4,430     $2,246     $5,065
==========================================================

Principal items comprising deferred income taxes were as follows:


June 30,                                                      2003                     2002
-------------------------------------------------          -------                  -------
($000)
Deferred income tax assets - current
Prepaid taxes                                              $   392                  $   167
Inventory capitalization                                     1,103                    1,004
Non-deductible accruals                                      1,343                    1,416
Intangible assets                                              106                        -
Net-operating loss carryforward - current portion            1,242                      870
Valuation allowance                                           (392)                       -
-------------------------------------------------          -------                  -------
Deferred income taxes - current                            $ 3,794                  $ 3,457
-------------------------------------------------          -------                  -------

Deferred income tax assets and (liabilities) - long-term
Net-operating loss carryforward                            $   739                  $ 1,882
Other                                                           64                        -
Valuation allowance                                           (627)                    (468)
-------------------------------------------------          -------                  -------
Deferred income tax asset - long-term                      $   176                  $ 1,414
-------------------------------------------------          -------                  -------
Tax over book accumulated depreciation                     $(4,723)                 $(4,333)
Intangible assets                                           (1,032)                    (962)
-------------------------------------------------          -------                  -------
Deferred income tax liability - long-term                  $(5,755)                 $(5,295)
-------------------------------------------------          -------                  -------
Net deferred income taxes - long-term                      $(5,579)                 $(3,881)
=================================================          =======                  =======

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:



Year Ended June 30,                                   2003    %       2002    %       2001    %
----------------------------------------------    --------   --   --------   --   --------   --
($000)
Taxes at statutory rate                           $  5,457   34   $  3,234   34   $  4,949   34
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal benefit         343    2        279    3        358    3
   Extraterritorial Income Exclusion or             (1,112)  (7)      (719)  (7)      (378)  (3)
   Foreign Sales Corporation income
Excludable foreign income                             (472)  (3)      (525)  (6)      (124)  (1)
Foreign taxes                                            -    -         83    1        126    1
Non-deductible goodwill amortization                     -    -          -    -        500    3
Other                                                  214    2       (106)  (1)      (366)  (2)
----------------------------------------------    --------   --   --------   --   --------   --
                                                  $  4,430   28   $  2,246   24   $  5,065   35
==============================================    ========   ==   ========   ==   ========   ==

During the years ended June 30, 2003, 2002, and 2001, cash paid by the Company for income taxes was approximately $1.2 million, $1.4 million, and $1.7 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2003, 2002and 2001 was $7.9 million, $4.5 million and $3.3 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the United States. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $7.0 million and $6.9 million would have been required as of June 30, 2003 and 2002, respectively.

The sources of differences resulting in deferred income tax expense (benefit) and the related tax effect of each were as follows:


Year Ended June 30,                         2003       2002      2001
----------------------------------------  ------     ------    ------
($000)
Depreciation and amortization             $  337     $  344    $2,232
Inventory capitalization                     (99)       252      (872)
Net operating loss carryforward              931        639       729
Other                                        192       (335)     (737)
----------------------------------------  ------     ------    ------
                                          $1,361     $  900    $1,352
========================================  ======     ======    ======

As of June 30, 2003 and 2002, the Company had federal and state net operating loss carryforwards of approximately $2.6 million and $1.1 million, respectively. The net operating losses will begin to expire in 2018 and 2009, respectively. For the year ended
June 30, 2003, the Company utilized approximately $2.0 million of net operating losses to reduce current taxable income.


Note I  EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for all periods presented.

Year Ended June 30,                     2003          2002        2001
----------------------------------------------------------------------
(000 except per share data)
Net earnings                        $ 11,620      $  7,264    $  9,491
Divided by:
   Weighted average common
   shares outstanding                 14,080        13,962      13,737
----------------------------------------------------------------------
Basic earnings per share            $   0.83      $   0.52    $   0.69

Net earnings                        $ 11,620      $  7,264    $  9,491
Divided by:
   Weighted average common
   shares outstanding                 14,080        13,962      13,737
   Dilutive effect of
   stock options                         310           352         423
----------------------------------------------------------------------
   Dilutive weighted average
   common shares outstanding          14,390        14,314      14,160
----------------------------------------------------------------------
Diluted earnings per share          $   0.81      $   0.51    $   0.67
======================================================================


Note J  OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2007. Future rental commitments applicable to the operating leases at June 30, 2003 are as follows:

Year Ending June 30,
------------------------
($000)
2004              $1,097
2005                 835
2006                 720
2007                 261
========================

Rent expense was approximately $1.2 million, $1.1 million and $1.0 million for the years ended June 30, 2003, 2002 and 2001, respectively.


Note K  STOCK OPTION PLANS

The Company has a stock option plan under which stock options have been granted by the Board of Directors to certain officers and key employees, with 3,870,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted to date have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. The amount available for future grants under the stock option plan was 906,277 as of June 30, 2003.

The Company has a nonemployee directors stock option plan with 240,000 shares of common stock reserved for use under this plan. The plan provides for the automatic grant of options to purchase 30,000 shares to each nonemployee director at the fair value on the date of shareholder approval of the plan and a similar grant for each nonemployee director that joined the Board prior to October 1999. Twenty percent of the options granted may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The amount available for future grants under the nonemployee directors stock option plan was 120,000 as of June 30, 2003.

All stock options expire 10 years after the grant date.

Stock option activity relating to the plans during the years ended June 30, 2003, 2002 and 2001 were as follows:

                               Number of
                             Shares Subject   Weighted Average
Options                        to Option       Exercise Price
--------------------------------------------------------------
Outstanding - July 1, 2000     1,106,726          $  5.04
Granted                          225,775          $ 17.27
Exercised                       (128,460)         $  3.63
Forfeited                        (29,750)         $  7.55
--------------------------------------------------------------
Outstanding - June 30, 2001    1,174,291          $  7.47
Granted                           45,950          $ 15.10
Exercised                       (119,640)         $  2.96
Forfeited                        (39,320)         $ 13.98
--------------------------------------------------------------
Outstanding - June 30, 2002    1,061,281          $  8.07
Granted                          272,300          $ 14.04
Exercised                       (167,100)         $  3.24
Forfeited                        (56,200)         $ 16.97
--------------------------------------------------------------
Outstanding - June 30, 2003    1,110,281          $  9.81

Exercisable - June 30, 2003      675,284          $  7.10
Exercisable - June 30, 2002      744,620          $  5.76
Exercisable - June 30, 2001      737,569          $  4.41
==============================================================


Outstanding and exercisable options at June 30, 2003 were as follows:

                       OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ---------------------------------   -------------------
                            Weighted
                             Average
                            Remaining     Weighted              Weighted
  Range of                 Contractual     Average               Average
  Exercise       Number of    Life        Exercise   Number of  Exercise
   Prices          Shares   in Years         Price      Shares     Price
--------------- ---------- -----------    ---------   -------   --------
$ 1.00 - $ 2.00    183,600    1.27         $  1.56    183,600    $  1.56
$ 4.25 - $ 5.50    209,426    4.25         $  5.29    180,861    $  5.26
$ 6.09 - $10.50    192,620    4.11         $  9.00    183,220    $  9.14
$11.00 - $15.74    299,040    8.15         $ 13.30     64,133    $ 12.58
$16.00 - $23.00    225,595    7.91         $ 16.78     63,470    $ 16.96
--------------- ----------    ----         -------    -------    -------
                 1,110,281    5.53         $  9.81    675,284    $  7.10
=============== ==========    ====         =======    =======    =======


Note L  SEGMENT AND GEOGRAPHIC REPORTING

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

Effective July 1, 2002, the Company changed its segment reporting to better reflect operational changes and to reflect how the Company's management manages its businesses. Prior period segment information has been restated.

The Company's reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is the Company's VLOC subsidiary; and Military Infrared Optics, which is the Company's Exotic Electro-Optics subsidiary. The "Other" category is primarily the aggregation of the Company's eV PRODUCTS division, the

Company's Wide Band Gap (WBG) development group, the Company's corporate research and development group and remaining corporate activities.

The Infrared Optics segment is divided into the geographic locations within the United States, Singapore, China, Germany, Japan, Belgium and the United Kingdom. Each geographic location is directed by a general manager and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI and Laser Power brand names and used primarily in high-power CO2 lasers.

The Near-Infrared Optics segment is located in the United States. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific and medical instruments and laser gain material and products for solid-state YAG and YLF lasers at the Company's VLOC subsidiary.

The Military Infrared Optics segment is located in the United States. The Military Infrared Optics segment is directed by a general manager. The Military Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Military Infrared Optics segment designs, manufactures and markets infrared products for military applications under the Exotic Electro-Optics brand name.

All entities comprised in the "Other" category are located in the United States. The Company's eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray detection materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The Company's WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, RF electronics and power switching industries.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note A). Substantially all of the Company's corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company's operations by segment:


                                  Infrared  Near-Infrared  Military-Infrared
                                   Optics       Optics          Optics          Other         Total
-----------------------------------------------------------------------------------------------------
($000)
2003
Revenues                          $ 73,638      $ 22,844        $ 23,003      $  8,725      $128,210
Segment earnings (loss)             19,965         1,698             (65)       (4,402)       17,196
Interest expense                         -             -               -             -          (849)
Other expense, net                       -             -               -             -          (297)
Earnings before income taxes             -             -               -             -        16,050

Depreciation and amortization        4,170         2,053           1,662         1,442         9,327
Segment assets                      69,547        23,957          39,750        29,539       162,793
Expenditures for property,
  plant and equipment                3,152           558           1,403         1,904         7,017
Equity investment                        -             -               -         1,792         1,792
Goodwill                             5,516         1,927          21,544             -        28,987
------------------------------    --------      --------        --------      --------      --------

2002
Revenues                          $ 61,840      $ 22,724          22,008      $  7,116      $113,688
Segment earnings (loss)             12,650         1,276           1,574        (4,135)       11,365
Interest expense                         -             -               -             -        (1,444)
Other expense, net                       -             -               -             -          (411)
Earnings before income taxes             -             -               -             -         9,510

Depreciation and amortization        3,992         2,063           1,613         1,124         8,792
Segment assets                      61,242        26,505          34,475        29,679       151,901
Expenditures for property,
  plant and equipment                4,763         1,086             869         1,945         8,663
Equity investment                        -             -               -         1,751         1,751
Goodwill                             5,516         1,927          21,544             -        28,987
------------------------------    --------      --------        --------      --------      --------

2001
Revenues                          $ 69,879      $ 25,125        $ 18,999      $  9,331      $123,334
Segment earnings (loss)             13,734         3,373           3,563        (2,402)       18,268
Interest expense                         -             -               -             -        (2,330)
Other expense, net                       -             -               -             -        (1,382)
Earnings before income taxes             -             -               -             -        14,556

Depreciation and amortization        3,765         1,928           2,275           736         8,704
Segment assets                      57,224        27,434          42,559        20,956       148,173
Expenditures for property,
  plant and equipment                9,745         4,792           1,200           962        16,699
Goodwill                             5,516         1,927               -        22,022        29,465
------------------------------    --------      --------        --------      --------      --------

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, follows:


                                       Revenues
------------------------------------------------------------
Year Ended June 30,          2003          2002         2001
------------------------------------------------------------
($000)
United States            $ 83,915      $ 89,659     $ 97,753
Non-United States:
    Germany                15,180             -            -
    Singapore              12,382         9,714        8,230
    Japan                  11,866         8,301       11,668
    United Kingdom          2,573         1,709        2,223
    Belgium                 2,280         4,305        3,460
    China                      14             -            -
------------------------------------------------------------
Total Non-United States    44,295        24,029       25,581
------------------------------------------------------------
                         $128,210      $113,688     $123,334
============================================================


                                   Long-Lived Assets
------------------------------------------------------------
Year Ended June 30,          2003          2002         2001
------------------------------------------------------------
($000)
United States             $85,714       $88,570      $86,606
Non-United States:
    Germany                 1,675             -            -
    Singapore               2,141         2,390        2,801
    Japan                      19            27           17
    United Kingdom              4             7           10
    Belgium                   509           472          476
    China                   1,522         1,465        1,443
------------------------------------------------------------
Total Non-United States     5,870         4,361        4,747
------------------------------------------------------------
                          $91,584       $92,931      $91,353
============================================================


Note M  EMPLOYEE BENEFIT PLANS

Eligible employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company's board of directors and were approximately $1.3 million, $0.7 million and $1.1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the common stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee is limited to 10% of the employee's base pay for each fiscal year. This plan, as amended, limits the number of shares of common stock available for purchase to 400,000 shares. There were 196,942 and 206,454 shares of common stock available for purchase under the plan at June 30, 2003 and 2002, respectively.

The Company has no program for postretirement health and welfare and post employment benefits.

The II-VI Incorporated Deferred Compensation Plan (the "Plan") is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Plan is a nonqualified, defined contribution employees' retirement plan. At the Company's discretion, the Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Plan. All assets in the Plan are subject to claims of the Company's creditors until such amounts are paid to the Plan participants. Employees of the Company made contributions to the Plan in the amount of approximately $0.4 million, $0.1 million and $0.4 million for the years ended June 30, 2003, 2002, and 2001, respectively. Other Liabilities and Other Assets in the accompanying consolidated balance sheets included $1.0 million and $0.8 million related to the Plan at June 30, 2003 and 2002, respectively.

Note N  COMMITMENTS AND CONTINGENCIES

As the result of issues generated in the course of daily business, the Company is involved in legal proceedings. Management believes that the final disposition of these proceedings will not have a material adverse effect on the Company's operations, financial position, liquidity or results of operations.

During the year ended June 30, 2003, the Company entered into a fifty-four month purchase agreement for the supply of a raw material at fixed prices. The agreement requires minimum amounts to be purchased on both an annual basis and over the term of the agreement. Minimum purchase amounts are $0.3 million, $0.6 million, $0.7 million and $1.4 million in each of the years ending June 30, 2004, 2005, 2006 and 2007, respectively.

The Company purchased $0.8 million of this raw material under this agreement during the year ended June 30, 2003.


Note O  SUBSEQUENT EVENT

On September 11, 2003, the Company entered into an agreement to acquire certain assets, equipment, intellectual property and rights from Coherent, Inc. (Coherent) relating to Coherent's business of growing and fabricating materials used for ultra-violet (UV) filters. UV filters assist aircraft in the early detection of missile threats. Under the terms of this asset purchase the Company will pay $2.0 million to Coherent. The payment of the purchase price is subject to certain terms and conditions, including delivery of the equipment and qualification of materials. The major assets to be acquired are equipment, inventory and a patent for crystal growth.



                               SCHEDULE II

                   II-VI INCORPORATED AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED JUNE 30, 2001, 2002 AND 2003
                        (IN THOUSANDS OF DOLLARS)


                                    Additions
                                -----------------
                   Balance at   Charged  Charged      Deduction      Balance
                   Beginning      to     to Other       from         at End
                   of Year      Expense  Accounts (1)  Reserves (2)  of Year
                   ----------   -------  --------     ----------     -------
YEAR ENDED
JUNE 30, 2001:
Allowance for
doubtful accounts
& warranty returns    $ 575       $ 232   $  94       $ 152 (2)      $  749

YEAR ENDED
JUNE 30, 2002:
Allowance for
doubtful accounts
& warranty returns    $ 749       $ 158   $  42       $ 102 (2)      $  847
Other (3)                 -       $ 780       -       $  88          $  692

YEAR ENDED
JUNE 30, 2003:
Allowance for
doubtful accounts
& warranty returns    $ 847       $ 486   $  79       $ 146 (2)      $1,266
Other (3)             $ 692       $ 182   $ (59)      $ 605          $  210

(1) Amounts primarily relate to businesses acquired, warranty returns and the effects of foreign currency translation.
(2)  Uncollectible accounts written off, net of recovery
(3) Primarily relates to the closing of manufacturing operations in Mexico and the costs related to consolidating several of the Company's European distribution arrangements.


QUARTERLY FINANCIAL DATA

FISCAL 2003
                                          SEPTEMBER 30,   DECEMBER 31,     MARCH 31,       JUNE 30,
QUARTER ENDED                                 2002           2002            2003            2003
-------------------------------------     -------------   ------------     ---------       --------
($000 except per share data)
Net revenues                                 $31,571        $31,431         $32,356        $32,852
Cost of goods sold                            20,331         19,672          20,064         19,777
Internal research and development                959            552             435            714
Selling, general and administrative            7,195          6,692           7,664          6,959
Interest expense                                 278            247             174            150
Other expense (income) - net                    (114)           601             (93)           (97)
-------------------------------------        -------        --------        -------        -------
Earnings before income taxes                   2,922          3,667           4,112          5,349
Income taxes                                     716            898           1,093          1,723
-------------------------------------        -------        --------        -------        -------
Net earnings                                 $ 2,206        $ 2,769         $ 3,019        $ 3,626
-------------------------------------        -------        -------         -------        -------
Basic earnings per share                     $  0.16        $  0.20         $  0.21        $  0.26
-------------------------------------        -------        -------         -------        -------
Diluted earnings per share                   $  0.15        $  0.19         $  0.21        $  0.25
=====================================        =======        =======         =======        =======


FISCAL 2002
                                          SEPTEMBER 30,   DECEMBER 31,     MARCH 31,      JUNE 30,
QUARTER ENDED                                 2001           2001            2002            2002
-------------------------------------     -------------   ------------     ---------      --------
($000 except per share data)
Net revenues                                 $28,693        $27,446         $27,441        $30,108
Cost of goods sold                            18,590         18,640          19,848         19,559
Internal research and development                990          1,345           1,153            953
Selling, general and administrative            5,645          4,876           4,824          5,900
Interest expense                                 542            358             313            231
Other expense (income) - net                    (565)           (95)           (353)         1,424
-------------------------------------        -------        -------         -------        -------
Earnings before income taxes                   3,491          2,322           1,656          2,041
Income taxes                                   1,152            577             492             25
-------------------------------------        -------        -------         -------        -------
Net earnings                                 $ 2,339        $ 1,745         $ 1,164       $  2,016
-------------------------------------        -------        -------         -------        -------
Basic earnings per share                     $  0.17        $  0.13         $  0.08       $   0.14
-------------------------------------        -------        -------         -------        -------
Diluted earnings per share                   $  0.16        $  0.12         $  0.08       $   0.14
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, the Company's management evaluated, with the participation of Carl J. Johnson, the Company's Chairman and Chief Executive Officer and Craig
A. Creaturo, the Company's Chief Accounting Officer and Treasurer (and principal financial officer), the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions "Election of Directors," "Board of Directors and Board Committees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption "Board of Directors and Board Committees" and the information set forth under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                     Equity Compensation Plan Information
                                                                           Number of securities
                         Number of securities                             remaining available for
                            to be issued            Weighted-average        future issuance under
                          upon exercise of         exercise price of      equity compensation plans
                         outstanding options,      outstanding options,     (excluding securities
Plan category            warrants and rights       warrants and rights    reflected in column (a) )
---------------------------------------------------------------------------------------------------
                                 (a)                      (b)                       (c)
Equity compensation
    plans approved by
    security holders         1,110,281                   $9.81                   1,026,277
Equity compensation
    plans not approved
    by security holders          0                         0                         0
-------------------------    ---------                   -----                   ---------
                Total        1,110,281                   $9.81                   1,026,277
=========================    =========                   =====                   =========


The other information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information set forth under the caption "Board of Directors and Board Committees" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption "Ratification of Selection of Auditors" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)  (1)  Financial Statements

          The financial statements are set forth under Item 8 of this annual report on Form 10-K.

     (2)  Schedules

          Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2003 is set forth under Item 8 of this annual report on Form 10-K.

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
          Agreement, as amended            No. 33-16389 on Form S-1.

Exhibit
Number    Description of Exhibit
-------   ----------------------

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
          Term Loan

Exhibit
Number    Description of Exhibit
-------   ----------------------

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


21.01     List of Subsidiaries of          Filed herewith.
          II-VI Incorporated


23.01     Consent of Deloitte              Filed herewith.
          & Touche LLP


31.01     Certification of the Chief       Filed herewith.
          Executive Officer pursuant
          to Rule 13a-14(a) of the
          Securities and Exchange Act
          of 1934, as amended, and
          Section 302 of the
          Sarbanes-Oxley Act of 2002


31.02     Certification of the             Filed herewith.
          principal financial officer
          pursuant to Rule 13a-14(a) of
          the Securities and Exchange Act
          of 1934, as amended, and
          Section 302 of the
          Sarbanes-Oxley Act of 2002


32.01     Certification of the Chief       Filed herewith.
          Executive Officer pursuant
          to Rule 13a-14(b) of the
          Securities and Exchange Act
          of 1934, as amended, and
          18 U.S.C. SS 1350 as adopted
          pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002


32.02     Certification of the             Filed herewith.
          principal financial officer
          pursuant to Rule 13a-14(b) of
          the Securities and Exchange Act
          of 1934, as amended, and
          18 U.S.C. SS 1350 as adopted
          pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002

-------
* Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b)  Reports on Form 8-K

     On April 23, 2003, the Registrant filed a report on Form 8-K for the events dated April 24, 2003, covering Item 9 thereof.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    II-VI INCORPORATED

September 26, 2003                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Principal Executive Officer:

September 26, 2003                By:     /s/ Carl J. Johnson
                                     Carl J. Johnson, Chairman
                               Chief Executive Officer and Director


                                  Principal Financial
                                  and Accounting Officer:

September 26, 2003                By:     /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                Chief Accounting Officer and Treasurer

September 26, 2003                By:   /s/ Francis J. Kramer
                                         Francis J. Kramer
                                          President, Chief
                                   Operating Officer and Director

September 26, 2003                By:  /s/ Joseph J. Corasanti
                                         Joseph J. Corasanti
                                             Director

September 26, 2003                By:  /s/ Thomas E. Mistler
                                         Thomas E. Mistler
                                             Director

September 26, 2003                By:  /s/ Duncan A. J. Morrison
                                        Duncan A. J. Morrison
                                             Director

September 26, 2003                By:  /s/ RADM Marc Y.E. Pelaez
                                        RADM Marc Y.E. Pelaez
                                             Director

September 26, 2003                By:  /s/ Peter W. Sognefest
                                        Peter W. Sognefest
                                             Director

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

Exhibit
Number    Description of Exhibit
-------   ----------------------

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
          June 28, 2002

Exhibit
Number    Description of Exhibit
-------   ----------------------

21.01     List of Subsidiaries of          Filed herewith.
          II-VI Incorporated


23.01     Consent of Deloitte              Filed herewith.
          & Touche LLP


31.01     Certification of the Chief       Filed herewith.
          Executive Officer pursuant
          to Rule 13a-14(a) of the
          Securities and Exchange Act
          of 1934, as amended, and
          Section 302 of the
          Sarbanes-Oxley Act of 2002


31.02     Certification of the             Filed herewith.
          principal financial officer
          pursuant to Rule 13a-14(a) of
          the Securities and Exchange Act
          of 1934, as amended, and
          Section 302 of the
          Sarbanes-Oxley Act of 2002


32.01     Certification of the Chief       Filed herewith.
          Executive Officer pursuant
          to Rule 13a-14(b) of the
          Securities and Exchange Act
          of 1934, as amended, and
          18 U.S.C. SS 1350 as adopted
          pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002


32.02     Certification of the             Filed herewith.
          principal financial officer
          pursuant to Rule 13a-14(b) of
          the Securities and Exchange Act
          of 1934, as amended, and
          18 U.S.C. SS 1350 as adopted
          pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002


-----
* Denotes management contract or compensatory plan, contract or arrangement.