Form 10-Q
period 2003-09-30
II-VI INC
filed 2003-11-13
CIK 820318

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2003

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

            At November 7, 2003, 14,272,601 shares of Common Stock, no par value, of the registrant were outstanding.

                           II-VI INCORPORATED


                                  INDEX




                                                             Page No.
                                                             --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 2003
and June 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Earnings - Three months ended
September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows - Three months ended
September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . 6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . 16


Item 3.  Quantitative and Qualitative Disclosures about
Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22


Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .23


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($000)

                                       September 30,     June 30,
                                           2003            2003
                                       ------------      --------
Current Assets
  Cash and cash equivalents              $ 14,256        $ 15,583
  Accounts receivable -
  less allowance for doubtful
  accounts and warranty
  returns of $1,313 at
  September 30, 2003 and
  $1,266 at June 30, 2003                  22,747          22,086
  Inventories                              25,851          24,384
  Deferred income taxes                     3,173           3,794
  Prepaid and other current assets          1,724           1,968
                                       ------------      --------
  Total Current Assets                     67,751          67,815

Property, Plant & Equipment, net           59,286          57,954
Goodwill, net                              28,987          28,987
Investment                                  1,776           1,792
Intangible Assets, net                      5,355           4,643
Other Assets                                1,938           1,602
                                       ------------      --------
                                         $165,093        $162,793
                                       ============      ========

Current Liabilities
  Accounts payable                       $  6,958        $  6,115
  Accrued salaries and wages                3,185           2,809
  Accrued bonuses                           2,384           5,244
  Income taxes payable                      1,214           1,945
  Accrued profit sharing contribution         346           1,263
  Other accrued liabilities                 4,668           3,316
  Current portion of long-term debt         7,549           6,923
                                       ------------      --------
  Total Current Liabilities                26,304          27,615

Long-Term Debt                             15,358          16,782
Deferred Income Taxes                       6,226           5,579
Other Liabilities                           1,627           1,296
Total Liabilities                          49,515          51,272
Commitments and Contingencies
Shareholders' Equity
    Preferred stock, no par value;
      authorized - 5,000,000 shares;
      none issued                               -               -
    Common stock, no par value;
      authorized - 30,000,000 shares;
      issued - 15,339,281 shares at
      September 30, 2003; 15,268,876
      shares at June 30, 2003              40,316          39,430
    Accumulated other comprehensive income    987             930
    Retained earnings                      76,185          73,071
                                       ------------      --------
                                          117,488         113,431
    Less treasury stock, at cost,
      1,068,880 shares                      1,910           1,910
                                       ------------      --------
    Total Shareholders' Equity            115,578         111,521
                                       ------------      --------
                                         $165,093        $162,793
                                       ============      ========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)


                                               Three Months Ended
                                                  September 30,
                                               2003          2002
                                            ----------    ----------
Revenues
Net sales:
  Domestic                                  $ 17,367       $ 14,154
  International                               14,686         15,055
                                            ----------    ----------
                                              32,053         29,209
Contract research and development              2,041          2,362
                                            ----------    ----------
                                              34,094         31,571
                                            ----------    ----------

Costs, Expenses & Other Income

Cost of goods sold                            18,066         18,087
Contract research and development              1,991          2,244
Internal research and development              1,087            959
Selling, general and administrative            8,226          7,195
Interest expense                                 134            278
Other income, net                                (91)          (114)
                                            ----------    ----------
                                              29,413         28,649
                                            ----------    ----------

Earnings Before Income Taxes                   4,681          2,922

Income Taxes                                   1,567            716
                                            ----------    ----------

Net Earnings                                $  3,114       $  2,206
                                            ==========    ==========

Basic Earnings Per Share                    $   0.22       $   0.16
                                            ==========    ==========

Diluted Earnings Per Share                  $   0.21       $   0.15
                                            ==========    ==========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                  Three Months Ended
                                                     September 30,
                                                  2003          2002
                                                --------      --------

Cash Flows from Operating Activities
Net earnings                                    $  3,114      $  2,206
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation                                     2,227         2,336
  Amortization                                       131            85
  Gain on foreign currency remeasurements
  and transactions                                   (83)         (128)
  Net loss on disposal or writedown of assets         34            49
  Deferred income taxes                            1,268           590
  Increase (decrease) in cash from changes in:
    Accounts receivable                             (150)          528
    Inventories                                     (907)         (336)
    Accounts payable                                 940           934
    Other operating net assets                    (4,196)       (1,098)
                                                --------      --------
Net cash provided by operating activities          2,378         5,166
                                                --------      --------

Cash Flows from Investing Activities
Additions to property, plant and equipment        (2,753)       (1,766)
Purchases of businesses                             (200)       (3,205)
Dividend from (investment in)
unconsolidated business                                8             9
Disposals of property, plant and equipment             -           574
                                                --------      --------
Net cash used in investing activities             (2,945)       (4,388)
                                                --------      --------

Cash Flows from Financing Activities
Proceeds (payments) on short-term borrowings         250          (500)
Proceeds from long-term borrowings                     -           431
Payments on long-term borrowings                  (1,262)       (1,267)
Proceeds from sale of common stock                   418            11
                                                --------      --------
Net cash used in financing activities               (594)       (1,325)
                                                --------      --------

Effect of exchange rate changes on cash
and cash equivalents                                (166)          312

Net decrease in cash and cash equivalents         (1,327)         (235)

Cash and Cash Equivalents
at Beginning of Period                            15,583         9,610
                                                --------      --------
Cash and Cash Equivalents at End of Period      $ 14,256      $  9,375
                                                ========      ========

Non-cash transactions:
  Accrued purchase price for assets acquired    $  1,800      $      -
                                                ========      ========

Cash paid for interest                          $    158      $    373
                                                ========      ========

Cash paid for income taxes                      $    727      $     76
                                                ========      ========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation
          ---------------------

The consolidated financial statements for the three-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's annual report to shareholders on Form 10-K for the year ended June 30, 2003. The consolidated results of operations for the three-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Note B  - Contract Receivables
          --------------------

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

                                       September 30,        June 30,
                                           2003               2003
                                       ------------        ---------
               Billed
                 Completed Contracts     $      -          $     75
                 Contracts in Progress      1,793             1,526
                                       ------------        ---------
                                            1,793             1,601
               Unbilled                     2,002             1,988
                                       ------------        ---------
                                         $  3,795          $  3,589
                                       ============        =========


Note C  - Inventories
          -----------

The components of inventories were as follows ($000):

                                       September 30,        June 30,
                                           2003               2003
                                       ------------        ---------
               Raw materials             $   6,797         $   5,729
               Work in progress             11,946            11,034
               Finished goods                7,108             7,621
                                       ------------        ---------
                                         $  25,851         $  24,384
                                       ============        =========

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note D  - Property, Plant and Equipment
          -----------------------------

Property, plant and equipment at cost consist of the following ($000):

                                       September 30,        June 30,
                                           2003               2003
                                       ------------        ---------
         Land and land improvements      $   1,453         $   1,453
         Buildings and improvements         31,976            31,642
         Machinery and equipment            75,663            72,424
                                       ------------        ---------
                                           109,092           105,519
         Less accumulated depreciation      49,806            47,565
                                       ------------        ---------
                                         $  59,286         $  57,954
                                       ============        =========


Note E - Goodwill and Intangible Assets
         ------------------------------

As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $33.3 million, which was subject to the transitional assessment provisions of Statement of Financial Accounting Standards (SFAS) No. 142. A discounted cash flow model was used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for the Company. The Company completed its impairment test of goodwill prior to December 31, 2001. The results of this test indicated that the Company's
goodwill was not impaired as of     July 1, 2001, and, therefore, no
impairment loss was recorded.

The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2003 and 2002. Based on the results of these analyses, the Company's goodwill was not impaired as of June 30, 2003 or 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2003 and June 30, 2003 were as follows ($000):



                          September 30, 2003                           June 30, 2003
                -----------------------------------       ------------------------------------
                  Gross                        Net           Gross                        Net
                Carrying     Accumulated      Book         Carrying     Accumulated      Book
($000)           Amount      Amortization     Value         Amount      Amortization     Value

Patents          $2,681       $  (527)       $2,154         $1,867      $   (493)       $1,374
Trademark         1,491          (236)        1,255          1,491          (217)        1,274
Customer Lists    2,392          (621)        1,771          2,360          (557)        1,803
Other               750          (575)          175            750          (558)          192
                 ------        -------       ------         ------        -------       ------
Total            $7,314       $(1,959)       $5,355         $6,468      $ (1,825)       $4,643

Amortization expense recorded on the intangible assets for the three months ended September 30, 2003 and 2002 was $131,000 and $85,000, respectively. Included in the gross carrying amount and accumulated amortization of the Company's customer lists component of intangible assets is the effect of the foreign currency remeasurement of the portion relating to the Company's German distributor. At September 30, 2003, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note E - Goodwill and Intangible Assets, Cont'd.
         ---------------------------------------

Year Ended June 30,
---------------------------------------------------
Remaining fiscal 2004                          $435
2005                                            580
2006                                            527
2007                                            428
2008                                            420


Note F  - Debt
          ----

The components of debt were as follows ($000's):

                                                 September 30,   June 30,
                                                         2003       2003
-------------------------------------------------------------------------
Line of credit, interest at the
   LIBOR Rate, as defined, plus 1.00%
   and 1.25%, respectively                             $4,750     $4,500
Term loan, interest at the LIBOR Rate,
   as defined, plus 1.00% and 1.25%,
   respectively, payable in quarterly
   installments through August 2005                    15,000     16,250
Pennsylvania Industrial Development Authority
   (PIDA) term note, interest at 3.00%, payable
   in monthly installments through October 2011           440        452
Yen denominated term note, interest at the
   Japanese Yen Base Rate, as defined, plus 1.49%,
   principal payable in full in September 2007          2,717      2,503
-------------------------------------------------------------------------
Total debt                                             22,907     23,705
Current portion of long-term debt                      (7,549)    (6,923)
-------------------------------------------------------------------------
Long-term debt                                        $15,358    $16,782
=========================================================================

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains a term option in the original amount of $25 million and a $20 million line of credit option. The facility is collateralized by the Company's accounts receivable and inventories, a pledge of all of the capital stock of each of the Company's domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.37% and 2.62% at September 30, 2003 and June 30, 2003, respectively. The Company had available $15.3 million and $15.5 million under its line of credit as of September 30, 2003 and June 30, 2003, respectively.

The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.07% at September 30, 2003 and June 30, 2003, respectively.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note G  - Earnings Per Share
          ------------------

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented ($000 except per share data):

                                       Three Months Ended
                                          September 30
----------------------------------------------------------
Net earnings                        $  3,114      $  2,206
Divided by:
   Weighted average common
   shares outstanding                 14,228        14,034
----------------------------------------------------------
Basic earnings per share            $   0.22      $   0.16
----------------------------------------------------------

Net earnings                        $  3,114      $  2,206
Divided by:
   Weighted average common
   shares outstanding                 14,228        14,034
   Dilutive effect of
   stock options                         411           337
----------------------------------------------------------
   Dilutive weighted average
   common shares                      14,639        14,371
----------------------------------------------------------
Diluted earnings per share          $   0.21      $   0.15
----------------------------------------------------------


Note H  - Comprehensive Income
          --------------------

The components of comprehensive income were as follows for the periods indicated ($000):

                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                               2003           2002
------------------------------------------------------------------
Net earnings                                   $  3,114   $  2,206
Other comprehensive income (loss):
  Foreign currency translation adjustments,
  net of income tax expense (benefit) of $19
  and $(35), respectively                            57       (144)
------------------------------------------------------------------
Comprehensive income                           $  3,171   $  2,062
------------------------------------------------------------------

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note I  - Segment Reporting
          -----------------

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

The Company's reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is the Company's VLOC subsidiary; and Military Infrared Optics, which is the Company's Exotic Electro-Optics subsidiary. The "Other" category is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Bandgap (WBG) Materials group, the Company's corporate research and development group and remaining corporate activities.

The Infrared Optics segment is divided into the geographic locations in the United States, Singapore, China, Germany, Japan, Belgium and the United Kingdom. Each geographic location is directed by a general manager and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and
materials sold under the     II-VI and Laser Power brand names and used
primarily in high-power CO2 lasers.

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


Note I  - Segment Reporting, Cont'd.
          --------------------------


The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                                  Three Months Ended September 30, 2003
                                  -------------------------------------------------------------------
                                  Infrared  Near-Infrared  Military-Infrared
                                   Optics       Optics          Optics          Other         Total
-----------------------------------------------------------------------------------------------------
Revenues                          $ 19,906      $ 5,951        $  5,682      $  2,555      $  34,094
Segment earnings (loss)              5,451          544              (6)       (1,265)         4,724
Interest expense                         -            -               -             -           (134)
Other expense, net                       -            -               -             -             91
Earnings before income taxes             -            -               -             -          4,681

Depreciation and amortization          944          547             398           469          2,358
Segment assets                      69,915       26,442          39,538        29,198        165,093
Expenditures for property,
  plant and equipment                  839          410             322         1,267          2,838
Equity investment                        -            -               -         1,776          1,776
Goodwill                             5,516        1,927          21,544             -         28,987
------------------------------    --------     --------        --------      --------       --------

                                                  Three Months Ended September 30, 2002
                                  -------------------------------------------------------------------
                                  Infrared  Near-Infrared  Military-Infrared
                                   Optics       Optics          Optics          Other         Total
-----------------------------------------------------------------------------------------------------
Revenues                          $ 18,354      $ 5,467        $  5,794      $  1,956      $  31,571
Segment earnings (loss)              4,231          362             257        (1,764)         3,086
Interest expense                         -            -               -             -           (278)
Other expense, net                       -            -               -             -            114
Earnings before income taxes             -            -               -             -          2,922

Depreciation and amortization        1,056          552             424           389          2,421
Segment assets                      63,121       25,436          38,033        26,398        152,988
Expenditures for property,
  plant and equipment                  652          185             394           535          1,766
Equity investment                        -            -               -         1,722          1,722
Goodwill                             5,516        1,927          21,544             -         28,987
------------------------------    --------      --------        --------      --------      --------

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note J - Derivative Instruments
         ----------------------

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

The Company recorded the fair value of contracts with a notional amount of approximately $3.4 million and $2.2 million as of September 30, 2003 and June 30, 2003, respectively. These amounts were recorded in Other accrued liabilities as of September 30, 2003 and in Prepaid and other current assets as of June 30, 2003 on the Consolidated Balance Sheet.
The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased (decreased) net earnings by $(137,000) and $65,000 for the three months ended September 30, 2003 and 2002, respectively.

To satisfy certain provisions of its credit agreement (see Note F), on March 6, 2003 the Company entered into a one-year interest rate cap with a notional amount of $8.8 million replacing an interest rate cap that expired on March 5, 2003. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company's term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. At September 30, 2003 the one-month LIBOR rate was 1.12%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of the interest rate cap on net earnings for the three months ended September 30, 2003 was immaterial.

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


                                        Three Months Ended                   Three Months Ended
                                        September 30, 2003                   September 30, 2002
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per common share, as reported    $  3,114    $ 0.22       $ 0.21      $ 2,206    $0.16        $0.15

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements             -         -            -            -        -            -

Deduct:  Stock-based employee
compensation cost, net of
related income tax effects,
that would have been included
in the determination of net
earnings if the fair value
method had been applied to
all awards                           (170)    (0.01)       (0.01)        (143)   (0.01)       (0.01)
---------------------------      ---------    ------      --------    --------   ------       -------

Pro forma net earnings and
earnings per common share        $  2,944    $ 0.21       $ 0.20      $ 2,063    $0.15        $0.14
                                 =========    ======      ========    ========   ======       =======

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note K - Stock-Based Compensation, Cont'd.
         ---------------------------------

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period.:


                              Three Months Ended    Three Months Ended
                              September 30, 2003    September 30, 2002
----------------------------------------------------------------------
Risk free interest rate                    3.63%                 3.80%
Expected volatility                          61%                   43%
Expected life of options              7.04 years            7.00 years
Expected dividends                          none                  none


Note L - Warranty Reserve
         ----------------

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the three months ended September 30, 2003 and as of and for the year ended June 30, 2003 ($000).

                                Three Months Ended        Year Ended
                                September 30, 2003       June 30, 2003
----------------------------------------------------------------------
($000)
Balance - Beginning of Period          $504                  $419
    Expense and writeoffs, net           12                    85
    Other                                 -                     -
----------------------------------------------------------------------
Balance - End of Period                $516                  $504
----------------------------------------------------------------------


Note M - New Accounting Pronouncements
         -----------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions have been deferred to be effective October 1, 2003. We are currently evaluating the provisions of this interpretation; however, we do not believe they will have a material impact on our accounting for existing investments.


Note N - Acquisition of Certain Coherent Assets
         --------------------------------------

On September 11, 2003, the Company entered into an agreement to acquire certain assets, equipment, intellectual property and rights from Coherent, Inc. (Coherent) relating to Coherent's business of growing and fabricating materials used for ultra-violet (UV) filters. UV filters assist aircraft in the early detection of missile threats. Under the terms of this asset purchase the Company will pay $2.0 million to Coherent. The payment of the purchase price is subject to certain terms and conditions, including delivery of the equipment and qualification of materials. The major assets to be acquired are equipment, inventory and a patent for crystal growth. As of September 30, 2003, the Company had paid $200,000 of the purchase price.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note O - Legal Proceedings
         -----------------

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had instituted. In addition, the Company may be entitled to punitive damages and reimbursement of its attorneys' fees and costs at the discretion of the court. This award is subject to post-trial motions and possible appeals. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

This Management's Discussion and Analysis contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as "expects," "anticipates," "intends," "plans," "projects" or similar expressions.

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors.

There are additional risk factors that could affect the Company's business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission on September 26, 2003.


Critical Accounting Policies
----------------------------

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements of the Company's most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

As of September 30, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management's Discussion and Analysis in our Annual Report on Form 10-K for the Year ended June 30, 2003.

Results of Operations
---------------------

Overview

Net earnings for the first quarter of fiscal 2004 were $3,114,000 ($0.21 per share-diluted) on revenues of $34,094,000. This compares to net earnings of $2,206,000 ($0.15 per share-diluted) on revenues of $31,571,000 in the first quarter of fiscal 2003. The increase of 8% in revenues for the first quarter of fiscal 2003 compared to the same period last fiscal year is primarily due to stronger shipments of infrared and near-infrared optics to both OEM and aftermarket customers.

Bookings for the first quarter of fiscal 2004 remained steady at $34,582,000 compared to $34,873,000 for the same period last fiscal year. Infrared and military infrared optics bookings strengthened while near-infrared optics decreased primarily due to the receipt of a $2.5 million Yttrium Vanadate research and development bookings recorded in the first quarter of last fiscal year. Bookings for contract research and development for the first quarter of fiscal year 2004 were $1,312,000 compared to $5,390,000 for the same period last fiscal year. Contract research and development bookings in the first quarter of the prior fiscal year included the Title III contract at the Company's Wide Bandgap group of approximately $2.0 million and the Yttrium Vanadate contract at the Company's Near-Infrared Optics segment of approximately $2.5 million. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future.

Segment earnings, which is defined as earnings before income taxes, interest and other income or expense, for the first quarter of fiscal 2004 increased 53% to $4,724,000 compared to $3,086,000 for the same period last fiscal year primarily due to higher gross margins from increased manufacturing at our Asian facilities; particularly at our recently expanded China facility. Higher sales volume coupled with manufacturing yield improvements also contributed to the improved segment earnings.

Bookings, revenues and segment earnings or (loss) for the Company's reportable segments are discussed below. See also the segment reporting discussion in Note I of the notes to consolidated financial statements.

Infrared Optics

Bookings for the first quarter of fiscal 2004 for Infrared Optics increased 7% to $22,324,000 from $20,768,000 in the first quarter of last fiscal year. This increase was attributable in part to an increase in U.S. OEM orders this fiscal quarter as well as stronger aftermarket order intake in the current fiscal quarter compared to the last fiscal quarter. The remaining quarter over quarter improvement was due to stronger order volume from customers in Japan partially offset by weaker European activity due to the European vacation period during July and August. Orders received for laser markings applications continued to gain momentum during the current fiscal quarter.

Revenues for the first quarter of fiscal 2004 for Infrared Optics increased 8% to $19,906,000 from $18,354,000 in the first quarter of last fiscal year. This increase was primarily attributable to increased shipment volume for both OEM and aftermarket customers. The infrared optics business continues to strengthen as the U.S. and Japan economies rebound.

Segment earnings for the first quarter increased 29% to $5,451,000 from $4,231,000 in the first quarter of last fiscal year. The improvement in segment earnings for the current fiscal three month period as compared to the same period of the last fiscal year was due to a combination of increased sales volume and the increased level of manufacturing at the Company's Asian facilities in Singapore and China.

Near-Infrared Optics

Bookings for the first quarter of fiscal 2004 for Near-Infrared Optics decreased 33% to $4,610,000 from $6,900,000 in the first quarter of last fiscal year. The decrease was due to the receipt of a large research and development contract during the first quarter of last fiscal year. Commercial bookings for the first quarter of fiscal 2004 in the product lines used in the medical, semiconductor and defense applications increased 5% from bookings in the first quarter of last fiscal year.

Revenues for the first quarter for Near-Infrared Optics increased 9% to $5,951,000 compared to $5,467,000 in the first quarter of last fiscal year due to increased shipments in the optics and cavities product lines used in military and semiconductor applications.

Segment earnings for the first quarter of fiscal 2004 increased 50% to $544,000 from $362,000 in the first quarter of last fiscal year. This improvement reflected overall stronger gross margins in both the commercial and contract research and development areas.

Military Infrared Optics

Bookings for the first quarter of fiscal 2004 for Military Infrared Optics increased 33% to $6,105,000 as compared to $4,576,000 in the first quarter of last fiscal year. The overall increase in bookings was due to increased domes, windows and other component parts bookings offset by a decrease in our sapphire product line. A Javelin missile dome order was received in the current quarter of which the first twelve months of anticipated shipments was recorded in accordance with the Company's bookings policy. The decrease in the sapphire activity was primarily due to the IFTS program booked in fiscal year 2003 with no comparable order in the first quarter of fiscal year 2004.

Revenues for the first quarter of fiscal 2004 for Military Infrared Optics remained steady at $5,682,000 compared to $5,794,000 in the first quarter of the last fiscal year.

For the first quarter of fiscal 2004, the Military Infrared Optics segment incurred a segment loss of $6,000 compared to segment earnings of $257,000 in the first quarter of the prior fiscal year. The additional production and development costs incurred during the ramping up of the sapphire business more than offset the segment earnings that resulted from the domes, windows and other component parts business.

Other

The Company's Other category includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Bandgap Materials
(WBG) group and the Company's corporate research and development group.

Combined bookings for the first quarter of fiscal 2004 from these operations decreased 41% to $1,543,000 as compared to $2,629,000 in the first quarter of last fiscal year. The decrease in bookings was due to the receipt of the Title III research and development contract awarded to the WBG group in the first quarter of last fiscal year not recorded in the current fiscal first quarter. The decrease was partially offset by the recording of the first year of a three year U.S. Army research and development contract awarded to the Company's eV PRODUCTS division.

Revenues for the first quarter from these operations increased 31% to $2,555,000 compared to $1,956,000 in the first quarter of the last fiscal year. The higher revenues are a direct result of the higher shipments of hand-held spectrometers for Home Land Security applications, the increased shipments of bone-mineral densitometer detectors and the higher level of research and development billings by the Company's eV PRODUCTS division.

The segment loss for the first quarter of fiscal 2004 of $1,265,000 decreased 28% from the segment loss of $1,764,000 in the first quarter of the prior fiscal year. The decrease in the loss was primarily a result of the incremental gross margin on increased revenues of these operations.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2004 was $13,987,000 or 44% of revenues compared to $11,122,000 or 38% of revenues for the same period last fiscal year. The increased sales volume for the current three month period as compared to the same period last fiscal year and the increase in the amount of manufacturing done at the Company's Singapore and China facilities impacted gross margins favorably.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for the first quarter of fiscal 2004 was $50,000 or 2% of research and development revenues compared to a gross margin of $118,000 or 5% of research and development revenues for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. The decreased revenues level for the three month period as compared to the same period last fiscal year is primarily due to lower contract activity in the Near-Infrared Optics segment and the WBG group during the current fiscal year. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the first quarter of fiscal 2004 were $1,087,000 compared to $959,000 for the same period last fiscal year. Expenses for both periods were 3% of revenues. The higher expense is primarily the result of lower external contract support for the Company's efforts in silicon carbide.

Selling, general and administrative expenses for the first quarter of fiscal 2004 were $8,226,000 or 24% of revenues compared to $7,195,000 or 23% of revenues for the same period last fiscal year. The dollar and percentage increases for the quarter as compared to the same period last fiscal year reflect increased legal and professional fees during the quarter to defend and protect its trade secrets and intellectual property (see Note O to the notes to consolidated financial statements). In addition to the increase in legal and professional fees, the Company recorded higher salary expenses as compared to the same quarter last fiscal year for its worldwide profit driven bonus program.

Interest expense for the first quarter of fiscal 2004 was $134,000 compared to $278,000 for the same period last fiscal year. The lower interest expense reflects lower LIBOR based interest rates as well as lower overall debt levels of the Company at September 30, 2003 as compared to the same period last fiscal year.

Other income for the first quarter of fiscal 2004 was $91,000 compared to other income of $114,000 for the same period last fiscal year. These income items included foreign currency gains, interest income, royalty income and other income items. Other income was partially offset by the minority interest in II-VI/L.O.T. and other expense items.

The Company's year-to-date effective income tax rate is 33% compared to an effective income tax rate of 25% for the same period in fiscal 2003. The increase in the effective tax rate as compared to the effective tax rate in effect for the previous year is the result of an expected shift in the mix of taxable earnings to higher tax rate jurisdictions.


Liquidity and Capital Resources
-------------------------------

In the first three months of fiscal 2004, net cash provided by operating activities of $2.4 million and cash on hand was used primarily to fund $2.8 million in property, plant and equipment, and to pay down $1.0 million of debt. Cash transactions for the first three months of fiscal 2004 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $14.3 million at September 30, 2003.

The Company had available $15.3 million and $15.5 million under its line of credit option of the credit facility as of September 30, 2003 and June 30, 2003, respectively. The Company is obligated on the first day of each fiscal quarter to pay $1.9 million on the first day of each fiscal quarter thereafter until the term loan is repaid. At September 30, 2003, $15 million remained outstanding on the term loan (see Note F to the notes to consolidated financial statements).

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and internal growth for fiscal 2004

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Foreign Exchange Risks

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

The Company also has transactions denominated in Euros and Pounds
Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the period ended September 30, 2003.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues by approximately $374,000 for the quarter ended September 30, 2003.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $100,000 and $65,000 for the quarters ended September 30, 2003 and 2002, respectively.

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

Interest Rate Risks

On March 6, 2003, the Company entered into an interest rate cap, replacing an existing interest rate cap that matured on March 5, 2003, with a notional amount of $8.8 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. In the fiscal quarter ended September 30, 2003, the Company decreased its borrowings by $0.8 million. As of September 30, 2003, the total borrowings of $22.9 million include $15.0 million under the term loan option, $4.8 million under the line of credit option, $2.7 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $58,000 for the fiscal quarter ended September 30, 2003.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of Carl J. Johnson, the Company's Chairman and Chief Executive Officer and Craig A. Creaturo, the Company's Chief Accounting Officer and Treasurer (and principal financial officer), the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.


  31.01  Certification of the Chief Executive            Filed herewith.
         Officer pursuant to Rule 13a-14(a) of
         the Securities Exchange Act
         of 1934, as amended, and Section 302
         of the Sarbanes-Oxley Act of 2002


  31.02  Certification of the principal financial        Filed herewith.
         officer pursuant to Rule 13a-14(a) of
         the Securities Exchange Act
         of 1934, as amended, and Section 302
         of the Sarbanes-Oxley Act of 2002


  32.01  Certification of the Chief Executive            Filed herewith.
         Officer pursuant to Rule 13a-14(b) of
         the Securities Exchange Act of 1934, as
         amended, and 18 U.S.C. S.S. 1350 as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002


  32.02  Certification of the principal financial        Filed herewith.
         officer pursuant to Rule 13a-14(b) of
         the Securities Exchange Act of 1934, as
         amended, and 18 U.S.C. S.S. 1350 as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

             On August 7, 2003, the registrant filed a report on Form 8-K for the event dated August 6, 2003, covering Item 12 thereof.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              II-VI INCORPORATED
                              (Registrant)




Date:  November 13, 2003      By:  /s/ Carl J. Johnson
                                       Carl J. Johnson
                              Chairman and Chief Executive Officer




Date:  November 13, 2003      By:  /s/ Craig A. Creaturo
                                       Craig A. Creaturo
                              Chief Accounting Officer and Treasurer

                              EXHIBIT INDEX


  Exhibit                                             Description
  Number                                              of Exhibit
  -------                                             -----------
  31.01  Certification of the Chief Executive       Filed herewith.
         Officer pursuant to Rule 13a-14(a) of
         the Securities Exchange Act
         of 1934, as amended, and Section 302
         of the Sarbanes-Oxley Act of 2002


  31.02  Certification of the principal financial   Filed herewith.
         officer pursuant to Rule 13a-14(a) of
         the Securities Exchange Act
         of 1934, as amended, and Section 302
         of the Sarbanes-Oxley Act of 2002


  32.01  Certification of the Chief Executive       Filed herewith.
         Officer pursuant to Rule 13a-14(b) of
         the Securities Exchange Act of 1934, as
         amended, and 18 U.S.C. S.S. 1350 as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002


  32.02  Certification of the principal financial   Filed herewith.
         officer pursuant to Rule 13a-14(b) of
         the Securities Exchange Act of 1934, as
         amended, and 18 U.S.C. S.S. 1350 as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002