Form 10-Q
period 2003-12-31
II-VI INC
filed 2004-02-13
CIK 820318

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 2003

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

       At February 6, 2004, 14,338,382 shares of Common Stock, no par value, of the registrant were outstanding.




                           II-VI INCORPORATED
                           ------------------


                                  INDEX
                                  -----



                                                                Page No.
                                                                -------


PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements:

          Consolidated Balance Sheets - December 31, 2003
          and June 30, 2003. . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Earnings - Three months ended
          December 31, 2003 and 2002. . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Earnings - Six months ended
          December 31, 2003 and 2002. . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows - Six months ended
          December 31, 2003 and 2002. . . . . . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements. . . . . . . . . .7


          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . .19


          Item 3.  Quantitative and Qualitative Disclosures
          about Market Risk. . . . . . . . . . . . . . . . . . . . . .25


          Item 4.  Controls and Procedures. . . . . . . . . . . . . . 26


PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . . . . . . . 26

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .27



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($000)
                                       December 31 ,     June 30,
                                           2003            2003
                                       ------------      --------
Current Assets
  Cash and cash equivalents            $   15,259        $ 15,583
  Accounts receivable - less
  allowance for doubtful accounts
  and warranty returns of $1,298 at
  December 31, 2003 and $1,266 at
  June 30, 2003                            21,126          22,086
  Inventories                              28,067          24,384
  Deferred income taxes                     3,489           3,794
  Prepaid and other current assets          1,750           1,968
                                       ------------      --------
  Total Current Assets                     69,691          67,815


Property, Plant & Equipment, net           59,920          57,954
Goodwill, net                              28,987          28,987
Investment                                  1,785           1,792
Intangible Assets, net                      6,309           4,643
Other Assets                                2,189           1,602
                                       ------------      --------
                                       $  168,881        $162,793
                                       ============      ========

Current Liabilities
  Accounts payable                     $    5,461        $  6,115
  Accrued salaries and wages                3,132           2,809
  Accrued bonuses                           3,563           5,244
  Income taxes payable                      1,779           1,945
  Accrued profit sharing contribution         698           1,263
  Other accrued liabilities                 5,782           3,316
  Current portion of long-term debt         7,549           6,923
                                       ------------      --------
  Total Current Liabilities                27,964          27,615

Long-Term Debt                             13,057          16,782
Deferred Income Taxes                       6,186           5,579
Other Liabilities                           1,933           1,296
Total Liabilities                          49,140          51,272
                                       ------------      --------
Commitments and Contingencies
Shareholders' Equity
    Preferred stock, no par value;
      authorized - 5,000,000 shares;
      none issued                               -               -
    Common stock, no par value;
      authorized - 30,000,000 shares;
      issued - 15,362,611 shares at
      December 31, 2003; 15,268,876
      shares at June 30, 2003              40,645          39,430
    Accumulated other comprehensive income  1,492             930
    Retained earnings                      79,514          73,071
                                       ------------      --------
                                          121,651         113,431
    Less treasury stock, at cost,
      1,068,880 shares                      1,910           1,910
                                       ------------      --------
    Total Shareholders' Equity            119,741         111,521
                                       ------------      --------
                                         $168,881        $162,793
                                       ============      ========

- See notes to consolidated financial statements.



II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                               Three Months Ended
                                                  December 31,
                                               2003          2002
                                            ----------    ----------
Revenues
Net sales:
  Domestic                                   $ 13,201      $ 15,233
  International                                19,772        13,665
                                            ----------    ----------
                                               32,973        28,898
Contract research and development               1,662         2,533
                                            ----------    ----------
                                               34,635        31,431
                                            ----------    ----------


Costs, Expenses & Other Income

Cost of goods sold                             18,991        17,540
Contract research and development               1,376         2,132
Internal research and development               1,367           552
Selling, general and administrative             7,782         6,692
Interest expense                                  117           247
Other (income) expense, net                      (149)          601
                                            ----------    ----------
                                               29,484        27,764
                                            ----------    ----------

Earnings Before Income Taxes                    5,151         3,667

Income Taxes                                    1,727           898
                                            ----------    ----------

Net Earnings                                 $  3,424      $  2,769
                                            ==========    ==========

Basic Earnings Per Share                     $   0.24      $   0.20
                                            ==========    ==========

Diluted Earnings Per Share                   $   0.23      $   0.19
                                            ==========    ==========

- See notes to consolidated financial statements.



II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                 Six Months Ended
                                                  December 31,
                                               2003          2002
                                            ----------    ----------
Revenues
Net sales:
  Domestic                                   $ 30,568      $ 29,387
  International                                34,458        28,720
                                            ----------    ----------
                                               65,026        58,107
Contract research and development               3,703         4,895
                                            ----------    ----------
                                               68,729        63,002
                                            ----------    ----------

Costs, Expenses & Other Income

Cost of goods sold                             37,057        35,627
Contract research and development               3,367         4,376
Internal research and development               2,454         1,511
Selling, general and administrative            16,008        13,887
Interest expense                                  251           525
Other (income) expense, net                      (240)          487
                                            ----------    ----------
                                               58,897        56,413
                                            ----------    ----------

Earnings Before Income Taxes                    9,832         6,589

Income Taxes                                    3,294         1,614
                                            ----------    ----------

Net Earnings                                 $  6,538      $  4,975
                                            ==========    ==========

Basic Earnings Per Share                     $   0.46      $   0.35
                                            ==========    ==========

Diluted Earnings Per Share                   $   0.45      $   0.35
                                            ==========    ==========

- See notes to consolidated financial statements.



II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($000)

                                                  Six Months Ended
                                                     December 31,
                                                  2003          2002
                                                --------      --------

Cash Flows from Operating Activities
Net earnings                                    $  6,538      $  4,975
Adjustments to reconcile net earnings
to net cash provided by operating activities:
  Depreciation                                     4,456         4,628
  Amortization                                       289           255
  (Gain) loss on foreign currency
  remeasurements and transactions                   (188)          138
  Net loss on disposal or writedown of assets        114            50
  Deferred income taxes                              912            36
  Increase (decrease) in cash from changes in:
    Accounts receivable                            1,634           884
    Inventories                                   (2,020)       (1,881)
    Accounts payable                                (731)          471
    Other operating net assets                      (396)        2,089
                                                --------      --------
Net cash provided by operating activities         10,608        11,645
                                                --------      --------

Cash Flows from Investing Activities
Additions to property, plant and equipment        (5,719)       (2,852)
Purchases of businesses                           (1,954)       (2,755)
Dividend from unconsolidated business                  8             9
Proceeds from sale of fixed assets                     -           574
                                                --------      --------
Net cash used in investing activities             (7,665)       (5,024)
                                                --------      --------

Cash Flows from Financing Activities
Payments on short-term borrowings, net              (250)       (1,319)
Payments on long-term borrowings                  (3,147)       (2,534)
Proceeds from exercise of stock options              586            44
Dividends paid to minority owners
of majority-owned subsidiaries                       (95)            -
                                                --------      --------
Net cash used in financing activities             (2,906)       (3,809)
                                                --------      --------

Effect of exchange rate changes on cash
and cash equivalents                                (361)          379

Net increase (decrease) in cash
and cash equivalents                                (324)        3,191

Cash and Cash Equivalents at
Beginning of Period                               15,583         9,610
                                                --------      --------
Cash and Cash Equivalents at End of Period       $15,259       $12,801
                                                ========      ========

Non-cash transactions:
  Accrued purchase price for assets acquired     $ 1,800      $      -
                                                ========      ========

Cash paid for interest                           $   280      $    638
                                                ========      ========

Cash paid for income taxes                       $ 2,079      $    436
                                                ========      ========

- See notes to consolidated financial statements.



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)


Note A  - Basis of Presentation

The consolidated financial statements for the three and six month periods ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's annual report on Form 10-K for the year ended June 30, 2003. The consolidated results of operations for the three and six month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Note B  - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):


                                       December 31,        June 30,
                                           2003               2003
                                       ------------        ---------
               Billed
                 Completed Contracts   $          -        $      75
                 Contracts in Progress        1,400            1,526
                                       ------------        ---------
                                              1,400            1,601
               Unbilled                         626            1,988
                                       ------------        ---------
                                       $      2,026        $   3,589
                                       ============        =========


Note C  - Inventories

The components of inventories were as follows ($000):

                                       December 31,        June 30,
                                           2003               2003
                                       ------------        ---------
               Raw materials           $      6,694        $   5,729
               Work in progress              12,514           11,034
               Finished goods                 8,859            7,621
                                       ------------        ---------
                                       $     28,067        $  24,384
                                       ============        =========

                                    7
II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note D  - Property, Plant and Equipment

Property, plant and equipment at cost consist of the following ($000):

                                       December 31,        June 30,
                                           2003               2003
                                       ------------        ---------
       Land and land improvements       $  1,453            $  1,453
       Buildings and improvements         32,117              31,642
       Machinery and equipment            78,596              72,424
                                       ------------        ---------
                                         112,166             105,519

       Less accumulated depreciation      52,246              47,565
                                       ------------        ---------

                                        $ 59,920            $ 57,954
                                       ============        =========

Note E - Goodwill and Intangible Assets

As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $33.3 million, which was subject to the transitional assessment provisions of Statement of Financial Accounting Standards (SFAS) No. 142. A discounted cash flow model was used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for the Company. The Company completed its initial impairment test of goodwill prior to December 31, 2001. The results of this test indicated that the Company's goodwill was not impaired as of July 1, 2001, and, therefore, no impairment loss was recorded.

The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which had recorded goodwill as of June 30, 2003 and 2002. Based on the results of these analyses, the Company's goodwill was not impaired as of June 30, 2003 or 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2003 and June 30, 2003 were as follows ($000):


                          December 31, 2003                           June 30, 2003
                -----------------------------------       ------------------------------------
                  Gross                        Net           Gross                        Net
                Carrying     Accumulated      Book         Carrying     Accumulated      Book
                 Amount      Amortization     Value         Amount      Amortization     Value
                --------     ------------     -----        --------     ------------     -----
Patents          $2,681      $   (588)       $2,093         $1,867      $   (493)       $1,374
Trademark         1,491          (255)        1,236          1,491          (217)        1,274
Customer Lists    3,528          (703)        2,825          2,360          (557)        1,803
Other               750          (595)          155            750          (558)          192
                 ------      --------        ------         ------      --------        ------
Total            $8,450      $ (2,141)       $6,309         $6,468      $ (1,825)       $4,643


During the quarter ended December 31, 2003, the Company, as part of the acquisition of II-VI LOT Suisse S.a.r.l. (see Note O), recorded approximately $983,000 of intangible assets consisting of customer lists and related information. The intangible assets relating to the customer list acquired during the quarter are being amortized over a ten-year useful life.



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note E - Goodwill and Intangible Assets, Cont'd.

Amortization expense recorded on the intangible assets was $158,000 and $289,000, for the three and six month periods ended December 31, 2003 and $169,000 and $255,000 for the three and six month periods ended December 31, 2002. Included in the gross carrying amount and accumulated amortization of the Company's customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company's German distributor. At December 31, 2003, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
--------------------------------------------------------------------
($000)

Remaining fiscal 2004                                           $388
2005                                                             678
2006                                                             624
2007                                                             527
2008                                                             518
--------------------------------------------------------------------


Note F  - Debt

The components of debt were as follows ($000's):

                                                                         December 31, 2003  June 30, 2003
Line of credit, interest at the LIBOR Rate, as defined,
   plus 1.00% and 1.25%, respectively                                        $  4,250          $  4,500
Term loan, interest at the LIBOR Rate, as defined,                             13,125            16,250
   plus 1.00% and 1.25%, respectively, payable in quarterly
   installments through August 2005
Pennsylvania Industrial Development Authority
   (PIDA) term note, interest at 3.00%, payable in
   monthly installments through October 2011                                      428               452
Yen denominated term note, interest at the Japanese Yen Base Rate,
   as defined, plus 1.49%, principal payable in full in September 2007          2,803             2,503
----------------------------------------------------------------------   ----------------   -------------
Total debt                                                                     20,606            23,705
Current portion of long-term debt                                              (7,549)           (6,923)
----------------------------------------------------------------------   ----------------   -------------
Long-term debt                                                               $ 13,057          $ 16,782
======================================================================   ================   =============

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains a term option in the original amount of $25 million and a $20 million line of credit option. The facility is collateralized by the Company's accounts receivable and inventories, a pledge of all of the capital stock of each of the Company's domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.16% and 2.62% at December 31, 2003 and June 30, 2003, respectively. The Company had available $15.7 million and $15.5 million under its line of credit as of December 31, 2003 and June 30, 2003, respectively.

The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.07% at December 31, 2003 and June 30, 2003.



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note G  - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented ($000 except per share data):

                                       Three Months Ended        Six Months Ended
                                          December 31               December 31,
----------------------------           -------------------      -----------------
(000 except per share data)               2003       2002          2003      2002
Net earnings                           $ 3,424    $ 2,769       $ 6,538   $ 4,975
Divided by:
  Weighted average shares               14,285     14,039        14,256    14,036
----------------------------           -------    -------       -------    ------
Basic earnings per share               $  0.24    $  0.20       $  0.46   $  0.35
----------------------------           -------    -------       -------    ------

Net earnings                           $ 3,424    $ 2,769       $ 6,538   $ 4,975
Divided by:
  Weighted average shares               14,285     14,039        14,256    14,036
  Dilutive effect of common
  stock equivalents                        386        369           400       352
----------------------------           -------    -------       -------    ------
  Diluted weighted average
  common shares                         14,671     14,408        14,656    14,388
----------------------------           -------    -------       -------    ------
Diluted earnings per share             $  0.23    $  0.19       $  0.45   $  0.35
----------------------------           -------    -------       -------    ------



Note H  - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

                                           Three Months Ended       Six Months Ended
                                               December 31,           December 31,
                                           -------------------      -----------------
                                           2003           2002      2003         2002
----------------------------               ------       ------      ------     ------
Net earnings                               $3,424       $2,769      $6,538     $4,975
Other comprehensive income (loss):
Foreign currency translation adjustments      505          121         562        (23)
net of income tax expense (benefit) of
$254 and $283, respectively, for the
three and six months ended
December 31, 2003 and $30 and ($6),
respectively, for the three and six
months ended December 31, 2002.
----------------------------               ------       ------      ------     ------
Comprehensive income                       $3,929       $2,890      $7,100     $4,952
----------------------------               ------       ------      ------     ------



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

The Company's reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is the Company's VLOC subsidiary; and Military Infrared Optics, which is the Company's Exotic Electro-Optics subsidiary. The Compound Semiconductor Group, (formerly "Other") is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Bandgap Materials (WBG) group, the Company's corporate research and development group and remaining corporate activities.

The Infrared Optics segment is divided into the geographic locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium and the United Kingdom. Each geographic location is directed by a general manager and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI and Laser Power brand names and used primarily in high-power CO2 lasers.

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

The Compound Semiconductor Group is located in the United States. The Company's eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray detection materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The Company's WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, RF electronics and power switching industries.

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



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note I  - Segment Reporting, Cont'd.

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                                  Three Months Ended December 31, 2003
                                  -------------------------------------------------------------------
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------------------------------------------------------------------------------
Revenues                          $19,891       $  5,181       $  6,517     $  3,046     $  34,635
Segment earnings (loss)             5,158            148            245         (432)        5,119
Interest expense                        -              -              -            -          (117)
Other income, net                       -              -              -            -           149
Earnings before income taxes            -              -              -            -         5,151

Depreciation and amortization         951            592            369          475         2,387
Segment assets                     72,143         26,439         38,648       31,651       168,881
Expenditures for property,
plant and equipment                 1,308            313            687          573         2,881
Equity investment                       -              -              -        1,785         1,785
Goodwill, net                       5,516          1,927         21,544            -        28,987




                                                  Three Months Ended December 31, 2002
                                  -------------------------------------------------------------------
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------------------------------------------------------------------------------
Revenues                          $17,572       $  5,679       $  5,799     $  2,381     $  31,431
Segment earnings (loss)             4,416            396            234         (531)        4,515
Interest expense                        -              -              -            -          (247)
Other expense, net                      -              -              -            -          (601)
Earnings before income taxes            -              -              -            -         3,667

Depreciation and amortization       1,139            553            415          355         2,462
Segment assets                     64,683         24,808         37,671       28,965       156,127
Expenditures for property,
plant and equipment                   466            135            256          229         1,086
Equity investment                       -              -              -        1,760         1,760
Goodwill, net                       5,516          1,927         21,544            -        28,987



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note I  - Segment Reporting, Cont'd.

                                                   Six Months Ended December 31, 2003
                                  -------------------------------------------------------------------
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------------------------------------------------------------------------------
Revenues                          $39,797       $11,132        $12,199      $5,601       $68,729
Segment earnings (loss)            10,609           692            239      (1,697)        9,843
Interest expense                        -             -              -           -          (251)
Other income, net                       -             -              -           -           240
Earnings before income taxes            -             -              -           -         9,832

Depreciation and amortization       1,895         1,139            767         944         4,745
Expenditures for property,
plant and equipment                 2,147           723          1,009       1,840         5,719


                                                   Six Months Ended December 31, 2002
                                  -------------------------------------------------------------------
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------------------------------------------------------------------------------
Revenues                          $35,926       $11,146        $11,593      $4,337       $63,002
Segment earnings (loss)             8,647           758            491      (2,295)        7,601
Interest expense                        -             -              -           -          (525)
Other income, net                       -             -              -           -          (487)
Earnings before income taxes            -             -              -           -         6,589

Depreciation and amortization       2,195         1,105            839         744         4,883
Expenditures for property,
plant and equipment                 1,118           320            650         764         2,852



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

The Company recorded the fair value of contracts with a notional amount of approximately $4.8 million and $2.2 million as of December 31, 2003 and June 30, 2003, respectively. These amounts were recorded in Other accrued liabilities as of December 31, 2003 and in Prepaid and other current assets as of June 30, 2003 on the Consolidated Balance Sheet. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $58,000 and decreased net earnings by $80,000 for the three months ended December 31, 2003 and December 31, 2002, respectively. The change in the fair value of these contracts decreased net earnings by $79,000 and $16,000 for the six months ended December 31, 2003 and 2002, respectively.

To satisfy certain provisions of its credit agreement (see Note F), on March 6, 2003 the Company entered into a one-year interest rate cap with a notional amount of $8.8 million replacing an interest rate cap that expired on March 5, 2003. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company's term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 3.00%. At December 31, 2003 the one-month LIBOR rate was 1.12%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of the interest rate cap on net earnings for the three and six months ended December 31, 2003 had no financial impact.
                                    14
II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


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



                                        Three Months Ended                  Three Months Ended
                                        December 31, 2003                   December 31, 2002
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per common share, as reported    $3,424      $0.24        $0.23       $2,769     $0.20        $0.19

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements           -          -            -            -          -           -

Deduct:  Stock-based employee
compensation cost, net of
related income tax effects,
that would have been included
in the determination of net
earnings if the fair value
method had been applied to
all awards                         (171)     (0.01)       (0.01)        (143)    (0.01)       (0.01)
                                 -------     ------       ------      -------    ------       ------
Pro forma net earnings and
earnings per common share        $3,253      $0.23        $0.22       $2,626     $0.19        $0.18
                                 =======     ======       ======      =======    ======       ======



II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited), Continued


Note K - Stock-Based Compensation, Cont'd.

                                        Six Months Ended                    Six Months Ended
                                        December 31, 2003                   December 31, 2002
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per share, as reported           $6,538      $0.46        $0.45       $4,975     $0.35        $0.35

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements           -          -            -            -         -            -

Deduct:  Stock-based employee
compensation cost, net of
related tax effects, that
would have been included in
the determination of net
earnings if the fair value
method had been applied to
all awards                         (342)     (0.02)       (0.02)        (281)    (0.02)       (0.02)
                                 -------     ------       ------      -------    ------       ------
Pro forma net earnings and
earnings per share               $6,196      $0.44        $0.43       $4,694     $0.33        $0.33
                                 =======     ======       ======      =======    ======       ======

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period.:


                           Three Months Ended   Three Months Ended    Six Months Ended    Six Months Ended
                           December 31, 2003    December 31, 2002     December 31, 2003   December 31, 2002
                           ------------------   ------------------    -----------------   -----------------
Risk free interest rate                3.63%                3.80%                3.61%                3.80%
Expected volatility                      64%                  66%                  64%                  43%
Expected life of options          7.04 years           7.00 years           7.04 years           7.00 years
Expected dividends                      none                 none                 none                 none


Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the six months ended December 31, 2003 and as of and for the year ended June 30, 2003 ($000).


                                Six Months Ended          Year Ended
                                December 31, 2003       June 30, 2003
----------------------------------------------------------------------
($000)
Balance - Beginning of Period         $504                  $419
    Expense and writeoffs, net          24                    85
    Other                                -                     -
----------------------------------------------------------------------
Balance - End of Period               $528                  $504
----------------------------------------------------------------------



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note M - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions have been deferred to be effective. In December 2003 the FASB has substantially revised
Interpretation No. 46.    This revision, Interpretation No. 46R, exempts
many entities that meet the definition of a business. Based on the results of our evaluation of the revised interpretation, this interpretation will have no financial effect on the Company's financial position or results of operations.


Note N - Acquisition of Certain Coherent Assets

On September 11, 2003, the Company entered into an agreement to acquire certain assets, equipment, intellectual property and rights from Coherent, Inc. (Coherent) relating to Coherent's business of growing and fabricating materials used for ultra-violet (UV) filters. UV filters assist aircraft in the early detection of missile threats. Under the terms of this asset purchase the Company will pay $2.0 million to Coherent. The payment of the purchase price is subject to certain terms and conditions, including delivery of the equipment and qualification of materials. The major assets to be acquired are equipment, inventory and a patent for crystal growth. As of December 31, 2003, the Company had paid $0.2 million of the purchase price.


Note O - Acquisition of II-VI LOT Suisse S.a.r.l.

During the quarter ended December 31, 2003, the Company reached an agreement with LOT - Oriel Laser Optik Technologies Holding GmbH and LOT
- Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively
LOT) to establish a new European entity, II-VI LOT Suisse S.a.r.l. (II-VI LOT Suisse) to distribute II-VI Incorporated and Laser Power Corporation products in Switzerland. Prior to this acquisition, the distribution of the Company's products in Switzerland was handled by LOT for over 25 years. II-VI and LOT created II-VI LOT Suisse to better service the needs of customers in Switzerland. The Company purchased a 75% controlling interest in II-VI LOT Suisse for approximately $1.8 million. The major assets acquired were inventory of approximately $771,000 and intangible assets consisting of customer lists and related information of approximately $983,000 that are being amortized over a ten-year useful life. II-VI LOT Suisse is based in Morges, Switzerland and will provide distribution, marketing and laser specific know-how needed to sell both II-VI Incorporated and Laser Power Corporation products in Switzerland to OEM and aftermarket customers. The results of II-VI LOT Suisse, net of minority interest, for the three and six month periods ended December 31, 2003 are included in the Company's consolidated financial statements and are included in the Infrared Optics segment.

At any time after December 1, 2006, the Company has a call option to purchase the remaining interest in II-VI LOT Suisse and LOT has a put option to require the purchase of the remaining interest in II-VI LOT Suisse. The price of the remaining interest is based upon a fixed formula based on the average sales of II-VI LOT Suisse for the three fiscal years prior to the exercise of the option.



II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note P - Legal Proceedings

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


Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company's most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company's critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, workers compensation accrual for our self insurance program, and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

As of December 31, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended June 30, 2003.



Results of Operations

Overview

Net earnings for the second quarter of fiscal 2004 were $3,424,000 ($0.23 per share-diluted) on revenues of $34,635,000. This compares to net earnings of $2,769,000 ($0.19 per share-diluted) on revenues of $31,431,000 in the second quarter of fiscal 2003. For the six months ended December 31, 2003, net earnings were $6,538,000 ($0.45 per share-diluted) on revenues of $68,729,000. This compares to net earnings of $4,975,000 ($0.35 per share-diluted) on revenues of $63,002,000 for the same period last fiscal year. Stronger revenues were realized in the majority of the Company's reporting segments. The increase in revenues for the second quarter of fiscal 2004 compared to the same period last fiscal year is primarily due to stronger shipments to OEM customers in Japan, Europe and the United States.

Bookings for the second quarter of fiscal 2004 increased 28% to $41,110,000 compared to $32,033,000 for the same period last fiscal year. The increase was primarily attributable to stronger market demands from OEM and aftermarket customers in the industrial carbon dioxide (CO2) laser optics market, an increase in the Near-Infrared Optics segment relating to a new product line and stronger performance in the Military Infrared Optics segment due to increased demands resulting from the war in Iraq. During the quarter ended December 31, 2003 the Company acquired a 75% ownership in a Switzerland distributor (see Note O to the Consolidated Financial Statements) and as part of this transaction the backlog of customer orders were transferred resulting in a bookings addition of approximately $2.1 million.
Bookings for contract research and development for the second quarter of fiscal year 2004 were $737,000 compared to $502,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

Order bookings for the six months ended December 31, 2003 increased 13% to $75,692,000 as compared to $66,906,000 for the same period last fiscal year. The Company has experienced strong bookings for the Infrared Optics and Military Infrared Optics product lines. Bookings for contract research and development for the six months ended December 31, 2003 were $2,049,000 compared to $5,892,000 for the same period last fiscal year. Contract research and development in the prior fiscal year included the Title III contract at the Company's Wide Bandgap group of approximately $2.0 million and the Yttrium Vanadate contract at the Company's Near Infrared Optics segment of approximately $2.5 million, which were large, one-time contracts.

Segment earnings, which is defined as earnings before income taxes, interest and other income or expense, for the second quarter of fiscal 2004 increased 13% to $5,119,000 compared to $4,515,000 for the same period last fiscal year primarily due to higher gross margins from increased manufacturing at our Asian facilities, particularly at our recently expanded China facility. Higher sales volume relating to sales of infrared optics in Japan, where the strong Yen has helped gross margins, coupled with manufacturing yield improvements and cost reduction programs also contributed to the improved segment earnings. Segment earnings for the six months ended December 31, 2003 increased 29% to $9,843,000 compared to $7,601,000 for the same period last fiscal year. Improvements were experienced in the Infrared Optics business while the results of the Company's eV PRODUCTS operations, included in the Other segment, were driven by higher sales for CdZnTe based hand-held spectrometers and continued demand for bone-mineral densitometer detectors.

Bookings, revenues and segment earnings or (loss) for the Company's reportable segments are discussed below.

Infrared Optics

Bookings for the second quarter of fiscal 2004 for Infrared Optics increased 19% to $21,851,000 from $18,375,000 in the second quarter of last fiscal year. This increase was attributable in part to an increase in OEM activity in Japan, Europe and the United States as well as stronger aftermarket order intake in the current fiscal quarter compared to the last fiscal quarter. The increase is also attributable to recording $2.1 million of bookings from a recently acquired Switzerland distributor (see Note O to the Consolidated Financial Statements and the



discussion above). Bookings for the six months ended December 31, 2003 increased 13% to $44,175,000 from $39,143,000 for the same period last fiscal year. Sales at the Company's Infrared Optics business particularly in industrial material processing, are increasing as CO2 lasers are operating more hours per week, thereby increasing our aftermarket opportunity. We have also made improvements in our worldwide distribution channels, which also allow us to continue to strengthen our infrared optics market. In addition, orders received for laser markings applications continued to gain momentum during the current fiscal quarter.

Revenues for the second quarter of fiscal 2004 for Infrared Optics increased 13% to $19,891,000 from $17,572,000 in the second quarter of last fiscal year. This increase was primarily attributable to increased shipment volume for both OEM and aftermarket customers. The Infrared Optics business continues to strengthen as the U.S. and Japanese economies rebound. Revenues for the six months ended December 31, 2003 increased 11% to $39,797,000 from $35,926,000 for the same period last fiscal year as the stronger order intake has translated into stronger revenues for the current period as compared to the same period of the prior fiscal year.

Segment earnings for the second quarter increased 17% to $5,158,000 from $4,416,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2003 increased 23% to $10,609,000 compared to $8,647,000 for the same period last fiscal year. The improvement in segment earnings for the current fiscal three and six month periods as compared to the same period of the last fiscal year was due to a combination of increased sales volume primarily in our II-VI Japan subsidiary, where the strong Yen has helped gross margins, an increased level of manufacturing at the Company's Asian facilities in Singapore and China, and yield improvement and cost reduction programs occurring at our various facilities.


Near-Infrared Optics

Bookings for the second quarter of fiscal 2004 for Near-Infrared Optics increased 41% to $6,963,000 from $4,950,000 in the second quarter of last fiscal year. The increase was primarily due to booking $1.7 million of business in a new product line, ultra-violet filters used to assist aircraft in the early detection of missile threats, along with a growth in the core optics business. Bookings for the six months ended December 31, 2003 were $11,573,000 compared to $11,850,000 for the same period last fiscal year, a decrease of 2%. The decrease was due to the receipt of a large research and development contract during the first quarter of last fiscal year.

Revenues for the second quarter of fiscal 2004 for Near-Infrared Optics decreased 9% to $5,181,000 compared to $5,679,000 in the second quarter of last fiscal year due to decreased market demands for Yttrium Aluminum Garnet (YAG) products as well as lower contract research and development revenue due to lower overall contract activity. Revenues for the six months ended December 31, 2003 were essentially flat at $11,132,000 compared to $11,146,000 for the same period last fiscal year.

Segment earnings for the second quarter of fiscal 2004 decreased 63% to $148,000 from $396,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2003 decreased 9% to $692,000 compared to $758,000 for the same period last fiscal year. The primary contributor to this decrease in segment earnings was a reduction in contract research and development revenues from the same six month period last fiscal year.

Military Infrared Optics

Bookings for the second quarter of fiscal 2004 for Military Infrared Optics increased 57% to $10,559,000 as compared to $6,727,000 in the second quarter of last fiscal year. The overall increase in bookings was due to strong bookings of our "core military products" for traditional window, dome and other miscellaneous optics for programs such as the Javelin Missile, Apache Helicopter and countermeasure systems. The war in Iraq has impacted the demand for these products through increased use of spares and repairs to damaged equipment. Also during the quarter the Company received an order for sapphire window shrouds for Advanced Targeting Pods relating to the government's Sniper Program. Bookings for the six months ended December 31, 2003 were $16,664,000 compared to $11,303,000 for the same period last year, an increase of 47%. The bookings increase for the six months illustrates the strong demand for our military products.



Revenues for the second quarter of fiscal 2004 for Military Infrared Optics increased 12% to $6,517,000 compared to $5,799,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2003 increased 5% to $12,199,000 compared to $11,593,000 for the same period last fiscal year.

Segment earnings for the second quarter of fiscal 2004 were essentially flat at $245,000 compared to $234,000 for the same period last fiscal year. Decreased gross margins negatively impacted segment earnings in the current quarter due to recognition of an additional $175,000 of cost to complete a certain fixed-price contract which is currently in a loss position. Segment earnings for the six months ended December 31, 2003 decreased to $239,000 from $491,000 for the same period last fiscal year. In addition, for the six months of fiscal 2004 segment earnings were negatively impacted by the additional production and development costs incurred during the ramping up of the sapphire business.

Compound Semiconductor Group

The Company's Compound Semiconductor Group (formerly "Other") includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Bandgap Materials (WBG) group and the Company's corporate research and development group.

Combined bookings for the second quarter of fiscal 2004 from these operations decreased 12% to $1,737,000 as compared to $1,981,000 in the second quarter of last fiscal year. The decrease in bookings was due to the receipt of a contract to support or develop nuclear material detection for the U.S. Army in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2003 for these groups decreased 29% to $3,288,000 as compared to $4,610,000 for the same period last fiscal year primarily due the receipt of the Title III research and development contract awarded to the WBG group in the first quarter of last fiscal year not recorded in the current fiscal first quarter.

Revenues for the second quarter from these operations increased 28% to $3,046,000 compared to $2,381,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2003 for these operations increased 29% to $5,601,000 as compared to $4,337,000 for the same period last fiscal year. The higher revenues are a direct result of the higher shipments of hand-held spectrometers for Homeland Security applications, increased shipments of bone-mineral densitometer detectors and a higher level of research and development billings by the Company's eV PRODUCTS division.

The segment loss for the second quarter of fiscal 2004 of $432,000 decreased 19% from the segment loss of $531,000 in the second quarter of the prior fiscal year. The segment loss for the six months ended December 31, 2003 decreased 26% to $1,697,000 compared to $2,295,000 for the same period last fiscal year. The decrease in the loss was primarily a result of the incremental gross margin on increased revenues of these operations.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2004 was $13,982,000 or 42% of revenues compared to $11,358,000 or 39% of revenues for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2003 was $27,969,000 or 43% of revenue compared to $22,480,000 or 39% of revenues for the same period last fiscal year. The increased sales volume for the current three and six month periods as compared to the same periods last fiscal year, the increase in the amount of manufacturing done at the Company's Singapore and China facilities and the increase in sales at our II-VI Japan subsidiary, with the strengthening of the Yen, all impacted gross margins favorably.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2004 was $286,000 or 17% of research and development revenues compared to a gross margin of $401,000 or 16% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2003 was $336,000 or 9% of research and development revenue compared to a gross margin of $519,000 or 11% of research and development revenue for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. The decreased revenues level for the three month and six month periods as compared to the same periods last fiscal year is primarily due to lower contract activity in the Near-Infrared Optics segment and the WBG group during the current fiscal year. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the second quarter of fiscal 2004 were $1,367,000 or 4% of revenue compared to $552,000 or 2% of revenues for the same period last fiscal year.
Company-funded internal research and development expenses for the six months ended December 31, 2003 were $2,454,000 or 4% of revenues compared to $1,511,000 or 2% of revenues. The higher expense is primarily the result of lower external contract support for the Company's efforts in silicon carbide and the Near Infrared Optics segment.

Selling, general and administrative expenses for the second quarter of fiscal 2004 were $7,782,000 or 22% of revenues compared to $6,692,000 or 21% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2003 were $16,008,000 or 23% of revenues compared to $13,887,000 or 22% of revenues for the same period last fiscal year. The dollar and percentage increases for the three and the six months periods as compared to the same periods last fiscal year reflect increased legal and professional fees to defend and protect its trade secrets and intellectual property. In addition to the increase in legal and professional fees, the Company recorded higher salary expenses as compared to the same quarters last fiscal year for its worldwide profit driven bonus program.

Interest expense for the second quarter of fiscal 2004 was $117,000 compared to $247,000 for the same period last fiscal year. For the six months ended December 31, 2003, interest expense was $251,000 compared to $525,000 for the same period last fiscal year. The lower interest expense reflects lower LIBOR based interest rates as well as lower overall debt levels of the Company at September 30, 2003 and December 31, 2003 as compared to the same periods last fiscal year.

Other income for the second quarter of fiscal 2004 was $149,000 compared to other expense of $601,000 for the same period last fiscal year.
These income items included foreign currency gains, interest income, and other income items. Other expenses for the period ended December 31, 2002 included foreign currency losses and, the write-off of an investment. Other income for the six months ended December 31, 2003 of $240,000 compared to $487,000 of other expenses for the same period last fiscal year. The six month change was primarily due to the specific items mentioned above for the quarter ended December 31, 2003 and foreign currency gains as a result of the U.S. dollar's performance relative to other currencies in the current fiscal year as compared to foreign currency losses in the same period last fiscal year.

The Company's year-to-date effective income tax rate is 33% compared to an effective income tax rate of 25% for the same period in fiscal 2003. The increase in the effective tax rate as compared to the effective tax rate in effect for the previous year is the result of an expected shift in the mix of taxable earnings to higher tax rate jurisdictions.

Liquidity and Capital Resources

In the first six months of fiscal 2004, net cash provided by operating activities of $10.6 million, $0.6 million of proceeds from the exercise of stock options and cash on hand was used primarily to fund expenditures of $5.7 million for property, plant and equipment, $1.8 million for the acquisition of a 75% majority interest in II-VI LOT Suisse S.a.r.l., $0.2 million for the purchase of assets related to the ultra-violet filters product line and $3.4 million to pay down debt. Cash transactions for the first six months of fiscal 2004 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $15.3 million at December 31, 2003.



The Company had available $15.7 million and $15.5 million under its line of credit option of the credit facility as of December 31, 2003 and June 30, 2003, respectively. The Company is obligated to pay $1.9 million on the first day of each fiscal quarter until the term loan is repaid. At December 31, 2003, $13.1 million remained outstanding on the term loan.

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and internal growth for fiscal 2004.



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

The Company also has transactions denominated in Euros and Pounds
Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the period ended December 31, 2003.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and $13,000 for the three months and six months ended December 31, 2003 and a 10% change in the Yen to dollar exchange rate would have changed revenues by approximately $446,000 and $820,000 for the three and six months ended December 31, 2003.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $324,000 and $424,000 for the three and six month periods ended December 31, 2003 and $55,000 and $120,000 for the three and six month periods ended December 31, 2002.

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

On March 6, 2003, the Company entered into an interest rate cap, replacing an existing interest rate cap that matured on March 5, 2003, with a notional amount of $8.8 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. During the six months ended December 31, 2003, the Company decreased its borrowings by $3.4 million. As of December 31, 2003, the total borrowings of $20.6 million include $13.1 million under the term loan option, $4.3 million under the line of credit option, $2.8 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $54,000 and $111,000 for the three and six months ended December 31, 2003, respectively.



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


PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2003, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were
(1) the election of two directors for a term to expire in 2006, (2) the ratification of the Board of Directors' selection of Deloitte & Touche LLP as auditors for the fiscal year ending June 30, 2004 and (3) a shareholder proposal regarding the Company's Shareholder Rights Plan.

Each of the Company's nominees for director were elected or reelected at the annual meeting. The following is a separate tabulation with respect to each director:


                          Votes For      Votes Withheld      Total Votes
                         ----------      --------------      -----------
Marc Y.E. Pelaez         12,941,966           450,853         13,392,819
Duncan A.J. Morrison     10,717,675         2,673,944         13,391,619

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 2004 was 13,393,619 with 9,742,780 votes for, 3,639,872 votes against and 10,967 votes abstaining.

The total number of votes cast on a shareholder proposal regarding the Company's Shareholder Rights Plan was 11,249,875 with 5,927,859 votes for 5,257,884 votes against and 64,132 votes abstaining.

There were no broker non-votes on these matters.

The Board of Directors of II-VI Incorporated has reviewed its Shareholder Rights Plan in light of the above mentioned approval of the shareholder proposal and intends to announce its conclusions no later than February 27, 2004.



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

         (b) Reports on Form 8-K.

On October 23, 2003, the registrant filed a report on Form 8-K for the event dated October 22, 2003, covering Item 12 thereof.

On November 12, 2003, the registrant filed a report on Form 8-K for the event dated November 11, 2003 covering Item 5 thereof.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                               (Registrant)




Date:  February 13, 2004        By:  /s/ Carl J. Johnson
                                         Carl J. Johnson
                                Chairman and Chief Executive Officer




Date:  February 13, 2004        By:  /s/ Craig A. Creaturo
                                         Craig A. Creaturo
                                Chief Accounting Officer and Treasurer



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



