Form 10-Q
period 2004-03-31
II-VI INC
filed 2004-05-13
CIK 820318

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2004

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from            to          .
          ----------    --------

                    Commission File Number:  0-16195

                           II-VI INCORPORATED
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                      25-1214948
   (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification No.)

       375 Saxonburg Boulevard
             Saxonburg, PA                        16056
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  724-352-4455

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

     At May 7, 2004, 14,373,472 shares of Common Stock, no par value, of the registrant were outstanding.


                           II-VI INCORPORATED


                                  INDEX




                                                              Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 2004
         and June 30, 2003. . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Earnings - Three months
         ended March 31, 2004 and 2004. . . . . . . . . . . . . . 4

         Consolidated Statements of Earnings - Nine months
         ended March 31, 2004 and 2003. . . . . . . . . . . . . . 5

         Consolidated Statements of Cash Flows - Nine months
         ended March 31, 2004 and 2003. . . . . . . . . . . . . . 6

         Notes to Consolidated Financial Statements. . . . . . . .7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . .19


Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk. . . . . . . . . . . . . . . . . . . . . . .26


Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .27


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($000)

                                              March 31,    June 30,
                                                2004         2003
                                              --------     --------
Assets
Current Assets
  Cash and cash equivalents                   $ 16,440     $ 15,583
  Accounts receivable - less allowance
  for doubtful accounts and warranty
  returns of $1,332 at March 31, 2004
  and $1,266 at June 30, 2003                   25,023       22,086
  Inventories                                   29,233       24,384
  Deferred income taxes                          2,888        3,794
  Prepaid and other current assets               1,573        1,968
                                              --------     --------
  Total Current Assets                          75,157       67,815

Property, Plant & Equipment, net                60,828       57,954
Goodwill, net                                   28,987       28,987
Investment                                       1,829        1,792
Other Intangible Assets, net                     6,038        4,643
Other Assets                                     2,151        1,602
                                              --------     --------
                                              $174,990     $162,793
                                              ========     ========
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                            $  6,483     $  6,115
  Accrued salaries and wages                     3,643        2,809
  Accrued bonuses                                5,245        5,244
  Income taxes payable                           2,342        1,945
  Accrued profit sharing contribution            1,218        1,263
  Other accrued liabilities                      5,063        3,316
  Current portion of long-term debt              7,550        6,923
                                              --------     --------
  Total Current Liabilities                     31,544       27,615

Long-Term Debt - less current portion           10,500       16,782
Deferred Income Taxes                            6,123        5,579
Other Liabilities                                1,938        1,296
                                              --------     --------
Total Liabilities                               50,105       51,272
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, no par value;
   authorized - 5,000,000 shares; none issued        -            -
  Common stock, no par value; authorized
   - 30,000,000 shares; issued - 15,438,442
   shares at March 31, 2004; 15,268,876
   shares at June 30, 2003                      41,419       39,430
  Accumulated other comprehensive income         1,231          930
  Retained earnings                             84,145       73,071
                                              --------     --------
                                               126,795      113,431
Less treasury stock, at cost, 1,068,880 shares   1,910        1,910
                                              --------     --------
Total Shareholders' Equity                     124,885      111,521
                                              --------     --------
                                              $174,990     $162,793
                                              ========     ========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                 Three Months Ended
                                                     March 31,
                                               2004              2003
                                             --------          --------
Revenues
Net sales:
  Domestic                                   $16,436           $12,493
  International                               20,038            16,812
                                             --------          --------
                                              36,474            29,305
Contract research and development              2,655             3,051
                                             --------          --------
                                              39,129            32,356
                                             --------          --------

Costs, Expenses & Other Expense (Income)

Cost of goods sold                            19,525            17,238
Contract research and development              1,808             2,826
Internal research and development              1,259               435
Selling, general and administrative            9,152             7,664
Interest expense                                 101               174
Other expense (income), net                      105               (93)
                                             --------          --------
                                              31,950            28,244
                                             --------          --------

Earnings Before Income Taxes                   7,179             4,112

Income Taxes                                   2,404             1,093
                                             --------          --------

Net Earnings                                 $ 4,775           $ 3,019
                                             ========          ========
Basic Earnings Per Share                     $  0.33           $  0.21
                                             ========          ========
Diluted Earnings Per Share                   $  0.32           $  0.21
                                             ========          ========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

                                                 Nine Months Ended
                                                     March 31,
                                               2004              2003
                                             --------          --------
Revenues
Net sales:
  Domestic                                   $ 47,003          $ 41,880
  International                                54,496            45,532
                                             --------          --------
                                              101,499            87,412
Contract research and development               6,359             7,946
                                             --------          --------
                                              107,858            95,358
                                             --------          --------

Costs, Expenses & Other Expense (Income)

Cost of goods sold                             56,582            52,865
Contract research and development               5,175             7,202
Internal research and development               3,713             1,946
Selling, general and administrative            25,160            21,551
Interest expense                                  352               699
Other expense (income), net                      (135)              394
                                             --------          --------
                                               90,847            84,657
                                             --------          --------

Earnings Before Income Taxes                   17,011            10,701

Income Taxes                                    5,698             2,707
                                             --------          --------

Net Earnings                                 $ 11,313          $  7,994
                                             ========          ========

Basic Earnings Per Share                     $   0.79          $   0.57
                                             ========          ========

Diluted Earnings Per Share                   $   0.77          $   0.56
                                             ========          ========

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($000)


                                                    Nine Months Ended
                                                        March 31,
                                                    2004         2003
                                                   -------      -------
Cash Flows from Operating Activities
Net earnings                                       $11,313      $ 7,994
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation                                       6,768        6,869
  Amortization                                         472          382
  (Gain) loss on foreign currency
  remeasurements and transactions                      (77)         137
  Net loss on disposal or writedown of assets          122          137
  Deferred income taxes                              1,452          567
  Increase (decrease) in cash from changes in:
    Accounts receivable                             (2,342)        (462)
    Inventories                                     (3,142)      (3,052)
    Accounts payable                                   469        1,764
    Other operating net assets                       3,381        4,331
                                                   -------      -------
Net cash provided by operating activities           18,416       18,667
                                                   -------      -------

Cash Flows from Investing Activities
Additions to property, plant and equipment          (8,889)      (4,053)
Purchases of businesses                             (2,554)      (2,755)
Dividend from unconsolidated business                    8            9
Proceeds from sale of fixed assets                       -          617
                                                   -------      -------
Net cash used in investing activities              (11,435)      (6,182)
                                                   -------      -------

Cash Flows from Financing Activities
Payments on short-term borrowings, net              (1,000)      (5,069)
Payments on long-term borrowings                    (5,036)      (3,802)
Proceeds from exercise of stock options                942          340
Dividends paid to minority owners of
majority-owned subsidiary                              (95)           -
Payment for redemption of Shareholders Rights Plan    (144)           -
                                                   -------      -------
Net cash used in financing activities               (5,333)      (8,531)
                                                   -------      -------

Effect of exchange rate changes on cash
and cash equivalents                                  (791)        (368)

Net increase in cash and cash equivalents              857        3,586

Cash and Cash Equivalents at Beginning of Period    15,583        9,610
                                                   -------      -------
Cash and Cash Equivalents at End of Period         $16,440      $13,196
                                                   =======      =======
Non-cash transactions:
  Accrued purchase price for assets acquired       $ 1,200      $     -
                                                   =======      =======

Cash paid for interest                             $   400      $   779
                                                   =======      =======

Cash paid for income taxes                         $ 2,966      $   905
                                                   =======      =======

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)

Note A  - Basis of Presentation

The consolidated financial statements for the three and nine month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's annual report on Form 10-K for the year ended June 30, 2003. The consolidated results of operations for the three and nine month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


Note B  - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

                                         March 31,          June 30,
                                           2004               2003
                                         ---------          -------
               Billed
                 Completed Contracts     $   105            $    75
                 Contracts in Progress     1,488              1,526
                                         -------            -------
                                           1,593              1,601
               Unbilled                      880              1,988
                                         -------            -------
                                         $ 2,473            $ 3,589
                                         =======            =======


Note C  - Inventories

The components of inventories were as follows ($000):

                                         March 31,          June 30,
                                           2004               2003
                                         ---------          -------
                     Raw materials       $ 6,564            $ 5,729
                     Work in progress     14,258             11,034
                     Finished goods        8,411              7,621
                                         ---------          -------
                                         $29,233            $24,384
                                         =========          =======

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued

Note D  - Property, Plant and Equipment

Property, plant and equipment at cost consist of the following ($000):

                                         March 31,          June 30,
                                           2004               2003
                                         ---------          --------
           Land and land improvements    $  1,453           $  1,453
           Buildings and improvements      32,617             31,642
           Machinery and equipment         80,706             72,424
                                         ---------          --------
                                          114,776            105,519

           Less accumulated depreciation   53,948             47,565
                                         ---------          --------
                                         $ 60,828           $ 57,954
                                         =========          ========

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

The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which had recorded goodwill as of June 30, 2003 and 2002. Based on the results of these analyses, the Company's goodwill of $29.0 million was not impaired as of June 30, 2003 or 2002.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2004 and June 30, 2003 were as follows ($000):














                          March 31, 2004                           June 30, 2003
                -----------------------------------       ------------------------------------
                  Gross                        Net           Gross                        Net
                Carrying     Accumulated      Book         Carrying     Accumulated      Book
                 Amount      Amortization     Value         Amount      Amortization     Value
                --------     ------------     -----        --------     ------------     -----
Patents          $2,681      $   (639)       $2,042         $1,867      $   (493)       $1,374
Trademark         1,491          (273)        1,218          1,491          (217)        1,274
Customer Lists    3,430          (789)        2,641          2,360          (557)        1,803
Other               750          (613)          137            750          (558)          192
                 ------      --------        ------         ------      --------        ------
Total            $8,352      $ (2,314)       $6,038         $6,468      $ (1,825)       $4,643
                 ======      ========        ======         ======      ========        ======

During the quarter ended December 31, 2003, the Company, as part of the acquisition of II-VI LOT Suisse S.a.r.l. (see Note P), recorded approximately $983,000 of intangible assets consisting of customer lists and related information. The intangible assets relating to the customer list acquired during the quarter are being amortized over a ten-year useful life.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note E - Goodwill and Intangible Assets, Cont'd.

Amortization expense recorded on the intangible assets was $183,000 and $472,000, for the three and nine month periods ended March 31, 2004 respectively, and $127,000 and $382,000 for the three and nine month periods ended March 31, 2003 respectively. Included in the gross carrying amount and accumulated amortization of the Company's customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company's German and Switzerland distributors. At March 31, 2004, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
--------------------------------------------------------------------
($000)

Remaining fiscal 2004                                           $170
2005                                                             678
2006                                                             624
2007                                                             527
2008                                                             518
2009                                                             518
====================================================================


Note F  - Debt

The components of debt were as follows ($000's):

                                                                         March 31, 2004  June 30, 2003
Line of credit, interest at the LIBOR Rate, as defined,
   plus 1.00% and 1.25%, respectively                                        $  3,500          $  4,500
Term loan, interest at the LIBOR Rate, as defined,
   plus 1.00% and 1.25%, respectively, payable in quarterly
   installments through August 2005                                            11,250            16,250
Pennsylvania Industrial Development Authority
   (PIDA) term note, interest at 3.00%, payable in
   monthly installments through October 2011                                      416               452
Yen denominated term note, interest at the Japanese Yen Base Rate,
   as defined, plus 1.49%, principal payable in full in September 2007          2,884             2,503
----------------------------------------------------------------------   ----------------   -------------
Total debt                                                                     18,050            23,705
Current portion of long-term debt                                              (7,550)           (6,923)
----------------------------------------------------------------------   ----------------   -------------
Long-term debt                                                               $ 10,500          $ 16,782
======================================================================   ================   =============

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company's acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains a term option in the original amount of $25 million and a $20 million line of credit option. The facility is collateralized by the Company's accounts receivable and inventories, a pledge of all of the capital stock of each of the Company's domestic subsidiaries, and a pledge of 65% of the stock of the Company's foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.14% and 2.62% at March 31, 2004 and June 30, 2003, respectively. The Company had available $16.5 million and $15.5 million under its line of credit as of March 31, 2004 and June 30, 2003, respectively.

On March 19, 2004, the Company amended the credit facility to modify certain restrictive covenants, including the replacement of the fixed charge ratio with a minimum consolidated debt service coverage ratio. All other substantial terms and conditions of the credit facility remain unchanged.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.06% at March 31, 2004 and June 30, 2003.


Note G  - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented:

                                       Three Months Ended       Nine Months Ended
                                             March 31                 March 31,
(000 except per share data)               2004       2003          2004      2003
----------------------------           -------------------      -----------------
Net earnings                           $ 4,775    $ 3,019       $11,313   $ 7,994
Divided by:
  Weighted average shares               14,346     14,090        14,286    14,054
----------------------------           -------    -------       -------    ------
Basic earnings per share               $  0.33    $  0.21       $  0.79   $  0.57
----------------------------           -------    -------       -------    ------

Net earnings                           $ 4,775    $ 3,019       $11,313   $ 7,994
Divided by:
  Weighted average shares               14,346     14,090        14,286    14,054
  Dilutive effect of common
  stock equivalents                        377        370           391       328
----------------------------           -------    -------       -------    ------
  Diluted weighted average
  common shares                         14,723     14,460        14,677    14,382
----------------------------           -------    -------       -------    ------
Diluted earnings per share             $  0.32    $  0.21       $  0.77   $  0.56
----------------------------           -------    -------       -------    ------


Note H  - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

                                           Three Months Ended       Nine Months Ended
                                               March 31,                March 31,
                                           -------------------      -----------------
                                           2004           2003       2004       2003
----------------------------               ------       ------      -------    ------
Net earnings                               $4,775       $3,019      $11,313    $7,994
Other comprehensive income (loss):
Foreign currency translation adjustments     (261)          30          301         7
  net of income tax expense (benefit) of
  ($131) and $152, respectively, for the
  three and nine months ended
  March 31, 2004 and $11 and $2,
  respectively, for the three and nine
  months ended March 31, 2003.
----------------------------               ------       ------      -------     ------
Comprehensive income                       $4,514       $3,049      $11,614     $8,001
----------------------------               ------       ------      -------     ------

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

The Company's reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company's II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is the Company's VLOC subsidiary; and Military Infrared Optics, which is the Company's Exotic Electro-Optics subsidiary. The Compound Semiconductor Group, (formerly "Other") is primarily the aggregation of the Company's eV PRODUCTS division, the Company's Wide Bandgap Materials (WBG) group, the Company's Advanced Material Development Center (AMDC) group, which is responsible for the corporate research and development activities and remaining corporate activities.

The Infrared Optics segment is divided into the geographic locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium and the United Kingdom. An Executive Vice-President of the Company directs the segment, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI and Laser Power brand names and used primarily in high-power CO2 lasers.

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

The Military Infrared Optics segment is located in the United States. The Military Infrared Optics segment is directed by a general manager with oversight by a Corporate Vice-President. The Military Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Military Infrared Optics segment designs, manufactures and markets infrared products for military applications under the Exotic Electro-Optics brand name.

The Compound Semiconductor Group is located in the United States. The Compound Semiconductor Group segment is directed by a Group Vice-President. The Company's eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray detection materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The Company's WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, RF electronics and power switching industries. The Company's AMDC group directs the corporate research and development initiatives.

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

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note I  - Segment Reporting, Cont'd.

The following table summarizes selected financial information of the Company's operations by segment ($000's):

                                                  Three Months Ended March 31, 2004
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Totals
-----------------------------     --------    -------------    --------    ------------- ----------
Revenues                          $23,625       $  6,775       $  5,847     $  2,882     $  39,129
Segment earnings (loss)             6,532            659            276          (82)        7,385
Interest expense                        -              -              -            -          (101)
Other expense, net                      -              -              -            -          (105)
Earnings before income taxes            -              -              -            -         7,179

Depreciation and amortization       1,091            608            360          436         2,495
Segment assets                     77,333         26,864         39,909       30,884       174,990
Expenditures for property,
plant and equipment                 1,685            465            370          650         3,170
Equity investment                       -              -              -        1,829         1,829
Goodwill, net                       5,516          1,927         21,544            -        28,987


                                                  Three Months Ended March 31, 2003
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------     --------    -------------    --------    ------------- ----------
Revenues                          $19,715       $  5,647       $  4,788     $  2,206     $  32,356
Segment earnings (loss)             5,462            393           (453)      (1,209)        4,193
Interest expense                        -              -              -            -          (174)
Other income, net                       -              -              -            -            93
Earnings before income taxes            -              -              -            -         4,112

Depreciation and amortization       1,084            512            418          354         2,368
Segment assets                     67,188         23,543         38,125       29,352       158,208
Expenditures for property,
plant and equipment                   629             48            271          253         1,201
Equity investment                       -              -              -        1,792         1,792
Goodwill, net                       5,516          1,927         21,544            -        28,987

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note I  - Segment Reporting, Cont'd.

                                                  Nine Months Ended March 31, 2004
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------     --------    -------------    --------    ------------- ---------
Revenues                          $63,422       $17,907        $18,046      $8,483       $107,858
Segment earnings (loss)            17,141         1,351            515      (1,779)        17,228
Interest expense                        -             -              -           -           (352)
Other income, net                       -             -              -           -            135
Earnings before income taxes            -             -              -           -         17,011

Depreciation and amortization       2,986         1,747          1,127       1,380          7,240
Expenditures for property,
plant and equipment                 3,832         1,188          1,379       2,490          8,889


                                                   Nine Months Ended March 31, 2003
                                                               Military      Compound
                                  Infrared    Near-Infrared    Infrared    Semiconductor
                                   Optics         Optics        Optics         Group        Total
-----------------------------     --------    -------------    --------    ------------- ---------
Revenues                          $55,641       $16,793        $16,381      $6,543       $95,358
Segment earnings (loss)            14,109         1,151             38      (3,504)       11,794
Interest expense                        -             -              -           -          (699)
Other expense, net                      -             -              -           -          (394)
Earnings before income taxes            -             -              -           -        10,701

Depreciation and amortization       3,279         1,617          1,257       1,098         7,251
Expenditures for property,
plant and equipment                 1,747           368            921       1,017         4,053

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

The Company recorded the fair value of contracts with a notional amount of approximately $4.7 million and $2.2 million as of March 31, 2004 and June 30, 2003, respectively. These amounts were recorded in Other accrued liabilities as of March 31, 2004 and in Prepaid and other current assets as of June 30, 2003 on the Consolidated Balance Sheets. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $34,000 and increased net earnings by $40,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. The change in the fair value of these contracts decreased net earnings by $113,000 and increased net earnings by $25,000 for the nine months ended March 31, 2004 and 2003, respectively.

To satisfy certain provisions of its credit agreement (see Note F), on March 9, 2004 the Company entered into a one-year interest rate cap with a notional amount of $5.6 million replacing an interest rate cap that expired on March 6, 2004. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company's term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 2.00%. At March 31, 2004 the one-month LIBOR rate was 1.09%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of the interest rate cap on net earnings for the three and nine months ended March 31, 2004 was immaterial.

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

                                        Three Months Ended                  Three Months Ended
                                          March 31, 2004                      March 31, 2003
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per common share, as reported    $4,775      $0.33        $0.32       $3,019     $0.21        $0.21

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements           -          -            -            -          -           -

Deduct:  Stock-based employee
compensation cost, net of
related income tax effects,
that would have been included
in the determination of net
earnings if the fair value
method had been applied to
all awards                         (180)     (0.01)       (0.01)        (145)    (0.01)       (0.01)
                                 -------     ------       ------      -------    ------       ------
Pro forma net earnings and
earnings per common share        $4,595      $0.32        $0.31       $2,874     $0.20        $0.20
                                 =======     ======       ======      =======    ======       ======

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (Unaudited),
Continued

Note K - Stock-Based Compensation, Cont'd.

                                        Nine Months Ended                    Nine Months Ended
                                          March 31, 2004                       March 31, 2003
                                 ---------------------------------     ---------------------------------
                                             Basic       Diluted                   Basic      Diluted
                                            Earnings     Earnings                Earnings     Earnings
                                   Net     Per Common   Per Common       Net    Per Common   Per Common
(000 except per share data)      Earnings    Share        Share       Earnings     Share       Share
---------------------------      ---------------------------------    -------------------------------
Net earnings and earnings
per share, as reported          $11,313      $0.79        $0.77       $7,994     $0.57        $0.56

Add:  Stock-based employee
compensation cost, net of
related tax effects, recorded
in the financial statements           -          -            -            -         -            -

Deduct:  Stock-based employee
compensation cost, net of
related tax effects, that
would have been included in
the determination of net
earnings if the fair value
method had been applied to
all awards                         (525)     (0.04)       (0.04)        (426)    (0.03)       (0.03)
                                 -------     ------       ------      -------    ------       ------
Pro forma net earnings and
earnings per share              $10,788      $0.75        $0.73       $7,568     $0.54        $0.53
                                ========     ======       ======      =======    ======       ======

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period:


                           Three Months Ended   Three Months Ended    Nine Months Ended   Nine Months Ended
                             March 31, 2004       March 31, 2003        March 31, 2004      March 31, 2003
                           ------------------   ------------------    -----------------   -----------------
Risk free interest rate                3.52%                3.80%                3.59%                3.80%
Expected volatility                      65%                  29%                  63%                  29%
Expected life of options          7.04 years            7.0 years           7.04 years            7.0 years
Expected dividends                      none                 none                 none                 none

In March 2004, the FASB issued an Exposure Draft titled "Share-Based Payment an amendment of FASB Statements No. 123 and 95". The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and is subject to a comment period that will end June 30, 2004. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after December 15, 2004. Once finalized, the Company will adopt the provisions of the Exposure Draft upon its effective date.

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


The following table summarizes the change in the carrying value of the Company's warranty reserve as of and for the nine months ended March 31, 2004 and as of and for the year ended June 30, 2003 ($000).

                                Nine Months Ended          Year Ended
                                  March 31, 2004         June 30, 2003
----------------------------------------------------------------------
($000)
Balance - Beginning of Period         $504                  $419
    Expense and writeoffs, net          36                    85
    Other                                -                     -
----------------------------------------------------------------------
Balance - End of Period               $540                  $504
----------------------------------------------------------------------


Note M - Investment in 5N Plus, Inc.

The Company has a 33% equity ownership interest in 5N Plus, Inc. which is a supplier to the Company. 5N Plus, Inc. is based in Montreal, Canada. The investment is accounted for under the equity method of accounting and is shown as Investment on the accompanying Consolidated Balance Sheets.

At March 31, 2004 and June 30, 2003, the Company had outstanding notes receivable of approximately $0.5 million and $0.5 million respectively from equipment and supply agreements with 5N Plus, Inc. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.5% on the unpaid balance.

The Company's pro rata share of the earnings from this investment and the interest received from these agreements did not have a material effect on the Company's results of operations in either the three or nine months ended March 31, 2004.


Note N - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 were applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions have been deferred to be effective. In December 2003, the FASB
substantially revised Interpretation No. 46.    This revision,
Interpretation No. 46R, exempts many entities that meet the definition of a business. Based on the results of our evaluation of the revised interpretation, this interpretation has no financial impact on the Company's financial position or results of operations.


Note O - Acquisition of Certain Coherent Assets

On September 11, 2003, the Company entered into an agreement to acquire certain assets, equipment, intellectual property and rights from Coherent, Inc. (Coherent) relating to Coherent's business of growing and fabricating materials used for ultra-violet (UV) filters. UV filters assist aircraft in the early detection of missile threats. Under the terms of this asset purchase the Company will pay $2.0 million to Coherent. The payment of the purchase price is subject to certain terms and conditions, including delivery of the equipment and qualification of materials. The major assets to be acquired are equipment, inventory and a patent for crystal growth. As of March 31, 2004, the Company had paid $0.8 million of the purchase price and expects to pay the remaining $1.2 million by June 30, 2004.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited), Continued


Note P - Acquisition of II-VI LOT Suisse S.a.r.l.

During the quarter ended December 31, 2003, the Company reached an agreement with LOT - Oriel Laser Optik Technologies Holding GmbH and LOT - Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively LOT) to establish a new European entity, II-VI LOT Suisse S.a.r.l. (II-VI LOT Suisse) to distribute infrared optics in Switzerland. Prior to this acquisition, the distribution of the Company's products in Switzerland was handled by LOT for over 25 years. II-VI and LOT created II-VI LOT Suisse to better service the needs of customers in Switzerland. The Company purchased a 75% controlling interest in II-VI LOT Suisse for approximately $1.8 million. The major assets acquired were inventory of approximately $771,000 and intangible assets consisting of customer lists and related information of approximately $983,000 that are being amortized over a ten-year useful life. II-VI LOT Suisse is based in Morges, Switzerland and will provide distribution, marketing and laser specific know-how needed to sell infrared optics in Switzerland to OEM and aftermarket customers. The results of II-VI LOT Suisse, net of minority interest, for the three and nine month periods ended March 31, 2004 are included in the Company's consolidated financial statements and are included in the Infrared Optics segment.

At any time after December 1, 2006, the Company has a call option to purchase the remaining interest in II-VI LOT Suisse and LOT has a put option to require the purchase of the remaining interest in II-VI LOT Suisse. The price of the remaining interest is determined by a fixed formula based on the average sales of II-VI LOT Suisse for the three fiscal years prior to the exercise of the option.


Note Q - Legal Proceedings

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys' fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys' fees and costs. This award is subject to post-trial motions and possible appeals. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain.


Note R - Termination of II-VI Incorporated Shareholder Rights Plan

During the quarter ended March 31, 2004, the Board of Directors of II-VI Incorporated terminated the Company's Shareholder Rights Plan. In accordance with the Plan, the Company redeemed the Rights at a redemption price of $0.01 per right. The Company paid $144,000 to shareholders of record as of February 27, 2004 for the redemption of the Rights and recorded this payment similar to a dividend during the current quarter.

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

As of March 31, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of
Operations in our Annual Report on Form 10-K for the year ended June
30, 2003.

Results of Operations

Overview ($000's except per share data)

                           Three Months Ended       %             Nine Months Ended         %
                               March 31,         Increase             March 31,          Increase
                              2004       2003   (Decrease)           2004      2003      (Decrease)
                           ------------------    --------         -----------------       --------
Bookings                   $41,381    $37,072       12%          $117,073  $103,978         13%
Revenues                    39,129     32,356       21%           107,858    95,358         13%
Segment earnings             7,385      4,193       76%            17,228    11,794         46%
Net earnings                 4,775      3,019       58%            11,313     7,994         42%
Diluted earnings per share    0.32       0.21       52%              0.77      0.56         38%

Net earnings for the third quarter of fiscal 2004 were $4,775,000 ($0.32 per share-diluted) on revenues of $39,129,000. This compares to net earnings of $3,019,000 ($0.21 per share-diluted) on revenues of $32,356,000 in the third quarter of fiscal 2003. For the nine months ended March 31, 2004, net earnings were $11,313,000 ($0.77 per share-diluted) on revenues of $107,858,000. This compares to net earnings of $7,994,000 ($0.56 per share-diluted) on revenues of $95,358,000 for the same period last fiscal year. Stronger revenues were realized in all of the Company's reporting segments. The increase in revenues for the third quarter of fiscal 2004 compared to the same period last fiscal year was primarily due to stronger shipments of infrared optics to OEM and aftermarket customers in Japan, Europe and the United States. More specifically, sales from our Japan subsidiary have increased over one-third compared to the same period last year.

Bookings for the third quarter of fiscal 2004 increased 12% to $41,381,000 compared to $37,072,000 for the same period last fiscal year. The increase was attributable to stronger demand from Infrared Optic's OEM and aftermarket customers and a one-year order of approximately $3.2 million received by the Company's eV PRODUCTS division for bone mineral densitometry detectors. Bookings for contract research and development for the third quarter of fiscal year 2004 were $2,900,000 compared to $2,400,000 for the same period last fiscal year. Order bookings for research and development for the current fiscal third quarter included a $2,000,000 contract from the United States Air Force Research Laboratory received by the Company's Wide Bandgap Materials (WBG) group and $900,000 for the first twelve months of a contract from the United States Army received by the Company's eV PRODUCTS division. Both the WBG group and eV PRODUCTS division are included in the Company's Compound Semiconductor Group. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

Order bookings for the nine months ended March 31, 2004 increased 13% to $117,073,000 as compared to $103,978,000 for the same period last fiscal year. The Company has experienced strong bookings for the Infrared Optics and Military Infrared Optics product lines. Bookings for contract research and development for the nine months ended March 31, 2004 were $4,800,000 compared to $8,300,000 for the same period last fiscal year. Contract research and development in the prior fiscal year included a Title III contract received by the Company's WGB group of approximately $2,000,000 and a Yttrium Vanadate contract received by the Company's Near Infrared Optics segment of approximately $2,500,000, which were not repeated during the current fiscal year.

Segment earnings, which is defined as earnings before income taxes, interest and other income or expense, for the third quarter of fiscal 2004 increased 76% to $7,385,000 compared to $4,193,000 for the same period last fiscal year primarily due to higher gross margins from increased manufacturing at our Asian facilities, particularly at our recently expanded China facility. Additionally, higher sales volume, relating to sales of infrared optics and continuing strong sales in Japan, where the strong Yen has helped gross margins. In addition, manufacturing yield improvements and cost reduction programs also contributed to the overall improved segment earnings. Segment earnings for the nine months ended March 31, 2004 increased 46% to $17,228,000 compared to $11,794,000 for the same period last fiscal year. The increase in segment earnings is the result of the same factors noted for the third quarter of fiscal 2004.

Reconciliation of Segment Earnings to Earnings Before Income Taxes

                               Three Months Ended    Nine Months Ended
                                   March 31,             March 31,
                               ------------------    -----------------
                                 2004        2003       2004      2003
                               ------      ------    -------   -------
Total Segment Earnings         $7,385      $4,193    $17,228   $11,794
Interest expense                  101         174        352       699
Other (income) expense, net       105         (93)      (135)      394
Earnings before income taxes   $7,179      $4,112    $17,011   $10,701

Bookings, revenues and segment earnings (loss) for the Company's reportable segments are discussed below.

Infrared Optics (000's)


                           Three Months Ended       %             Nine Months Ended         %
                               March 31,         Increase             March 31,          Increase
                              2004       2003   (Decrease)           2004      2003      (Decrease)
                           ------------------    --------         -----------------       --------
Bookings                   $23,113    $22,083        5%           $67,288   $61,226          10%
Revenues                    23,625     19,715       20%            63,422    55,641          14%
Segment earnings             6,532      5,462       20%            17,141    14,109          21%

Bookings for the third quarter of fiscal 2004 for Infrared Optics increased 5% to $23,113,000 from $22,083,000 in the third quarter of last fiscal year. This increase was attributable to strong demands from Infrared Optics OEM and aftermarket customers. The remaining quarter over quarter improvement was due to stronger order volume from customers in both the United States and Japan. Bookings for the nine months ended March 31, 2004 increased 10% to $67,288,000 from $61,226,000 for the same period last fiscal year. During this period, the OEM manufacturers of both high-power, multi-kilowatt lasers for cutting, welding, drilling and heat treating applications and lower-power lasers for engraving and marking are requesting products in higher quantities as compared to the same period of the prior fiscal year.

Revenues for the third quarter of fiscal 2004 for Infrared Optics increased 20% to $23,625,000 from $19,715,000 in the third quarter of last fiscal year. This increase was primarily attributable to increased shipment volume to both OEM and aftermarket customers. The Infrared Optics business continues to strengthen as the U.S. and Japanese economies rebound. Revenues for the nine months ended March 31, 2004 increased 14% to $63,422,000 from $55,641,000 for the same period last fiscal year as the stronger bookings has translated into stronger revenues for the current period as compared to the same period of the prior fiscal year.

Segment earnings for the third quarter increased 20% to $6,532,000 from $5,462,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2004 increased 21% to $17,141,000 compared to $14,109,000 for the same period last fiscal year. The improvement in segment earnings for the current fiscal three and nine month periods as compared to the same period of the last fiscal year was due to a combination of increased sales volume including sales from our II-VI Japan subsidiary, where the strong Yen has helped gross margins, an increased level of manufacturing at the Company's Asian facilities in Singapore and China, and productivity improvements occurring at our various manufacturing facilities.

Near-Infrared Optics (000's)

                           Three Months Ended       %             Nine Months Ended         %
                               March 31,         Increase             March 31,          Increase
                              2004       2003   (Decrease)           2004      2003      (Decrease)
                           ------------------    --------         -----------------       --------
Bookings                    $7,051     $6,839       3%            $18,624   $18,689           0%
Revenues                     6,775      5,647      20%             17,907    16,793           7%
Segment earnings               659        393      68%              1,351     1,151          17%

Bookings for the third quarter of fiscal 2004 for Near-Infrared Optics increased 3% to $7,051,000 from $6,839,000 in the third quarter of last fiscal year. During the third quarter of the last fiscal year a $1,500,000 contract booking was received. Excluding this contract booking, bookings increased by 32%, driven by broad-based growth in the medical, military and instrumentation market segments. Bookings for the nine months ended March 31, 2004 remain constant at $18,624,000 compared to $18,689,000 for the same period last fiscal year.

Revenues for the third quarter of fiscal 2004 for Near-Infrared Optics increased 20% to $6,775,000 compared to $5,647,000 in the third quarter of last fiscal year due to increased shipments of the waveplates, standard optics and crystal products used in medical, instrumentation, and industrial markets. Revenues for the nine months ended March 31, 2004 increased 7% to $17,907,000 compared to $16,793,000 for the same period last fiscal year. During the third quarter ended March 31, 2004, this segment completed the implementation of a new product line, ultra-violet filters, used to assist aircraft in the early detection of missile threats and began shipment of these products. Crystal growth and fabrication capacity expansion will occur over the next several quarters to meet a rapidly growing demand for these products at a level commensurate with market demands.

Segment earnings for the third quarter of fiscal 2004 increased 68% to $659,000 from $393,000 in the third quarter of last fiscal year. The improvement reflected overall stronger gross margins resulting from the increased sales volume for the current three month period. Segment earnings for the nine months ended March 31, 2004 increased 17% to $1,351,000 compared to $1,151,000 for the same period last fiscal year. Cost reductions, a result of yield improvements and the higher revenue levels were sufficient to increase segment earnings for the comparable nine-month period.

Military Infrared Optics (000's)

                           Three Months Ended       %             Nine Months Ended         %
                               March 31,         Increase             March 31,          Increase
                              2004       2003   (Decrease)           2004      2003      (Decrease)
                           ------------------    --------         -----------------       --------
Bookings                    $3,878     $7,300      (47%)          $20,542   $18,603          10%
Revenues                     5,847      4,788       22%            18,046    16,381          10%
Segment earnings (loss)        276       (453)      N/A               515        38       1,255%

Bookings for the third quarter of fiscal 2004 for Military Infrared Optics decreased 47% to $3,878,000 as compared to $7,300,000 in the third quarter of last fiscal year. The overall decrease in bookings was due to delays of several expected bookings, including approximately $2,600,000 for Javelin missile domes. Bookings for the nine months ended March 31, 2004 were $20,542,000 compared to $18,603,000 for the same period last year, an increase of 10%. The bookings increase for the nine months illustrates the continual strong demand for our military products including replacement products for these components used in the war in Iraq.

Revenues for the third quarter of fiscal 2004 for Military Infrared Optics increased 22% to $5,847,000 compared to $4,788,000 in the third quarter last fiscal year. Contributing to the increase in the revenues for the quarter ended March 31, 2004 was the continued progress of the segment's sapphire window assembly. The higher revenues are also a direct result of more orders for replacement parts for military applications resulting from the

Iraq war. Revenues for the nine months ended March 31, 2004 increased 10% to $18,046,000 compared to $16,381,000 for the same period last fiscal year and were impacted by the same factors as those described for the quarter.

Segment earnings for the third quarter of fiscal 2004 increased to $276,000 compared to segment loss of $453,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2004 increased to $515,000 from $38,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine month periods of the current fiscal year as compared to the last fiscal year was primarily due to losses recognized in the prior fiscal year from activities performed on a fixed price percentage of completion contract. During the third quarter ended March 31, 2004, the Company received a "stop-work order" relating to this contract.

Compound Semiconductor Group (000's)

                           Three Months Ended       %             Nine Months Ended         %
                               March 31,         Increase             March 31,          Increase
                              2004       2003   (Decrease)           2004      2003      (Decrease)
                           ------------------    --------         -----------------       --------
Bookings                    $7,339     $  850      763%           $10,619    $5,460          94%
Revenues                     2,882      2,206       31%             8,483     6,543          30%
Segment earnings (loss)        (82)    (1,209)     (93%)           (1,779)   (3,504)        (49%)

The Company's Compound Semiconductor Group (formerly "Other") includes the combined operations of the Company's eV PRODUCTS division, the Company's Wide Bandgap Materials (WBG) group, the Company's Advanced Material Development Center (AMDC) group and remaining corporate activities.

Combined bookings for the third quarter of fiscal 2004 from these operations were $7,339,000 as compared to $850,000 in the third quarter of last fiscal year. The increase in bookings was partially due to the receipt of a $3,200,000 one-year order for medical imaging detectors. The Group received two contract research and development bookings totaling $2,900,000 to further the development of military and homeland security applications for the Group. Bookings for the nine months ended March 31, 2004 for this group were $10,619,000 as compared to $5,460,000 for the same period last fiscal year also due to the receipt of the above-mentioned bookings.

Revenues for the third quarter from these operations were $2,882,000 compared to $2,206,000 in the third quarter of the last fiscal year. Revenues for the nine months ended March 31, 2004 for these operations increased 30% to $8,483,000 as compared to $6,543,000 for the same period last fiscal year. The higher revenues for both the three and nine month periods were a direct result of higher shipments of hand-held spectrometers for Homeland Security applications, increased shipments of medical imaging detectors, higher levels of research and development billings by the Company's eV PRODUCTS division and increased shipments of silicon carbide (SiC) substrates from the WBG group.

The segment loss for the third quarter of fiscal 2004 of $82,000 decreased from the segment loss of $1,209,000 in the third quarter of the prior fiscal year. The segment loss for the nine months ended March 31, 2004 decreased to $1,779,000 compared to $3,504,000 for the same period last fiscal year. The decrease in the loss for both the three and nine month periods were attributable to improved incremental gross margin on increased revenues of these operations in addition to improved operational efficiencies which have lowered operating expenses primarily in the area of crystal growth

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2004 was $16,949,000 or 46% of revenues compared to $12,067,000 or 41% of revenues for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2004 was $44,917,000 or 44% of revenue compared to $34,547,000 or 40% of revenues for the same period last fiscal year. The increased sales volume for the current three and nine month periods as compared to the same periods last fiscal year, the increase in the amount of manufacturing performed at the Company's Singapore and China facilities and the increase in sales at our II-VI Japan subsidiary, with the strengthening of the Yen, all impacted gross margins favorably.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2004 was $847,000 or 32% of research and development revenues compared to a gross margin of $225,000 or 7% of research and development revenues for the same period last fiscal year. The increase in the contract research and development gross margin for the three months ended March 31, 2004 compared to contract research and development gross margin for the same period last fiscal year was due to losses recognized in the prior fiscal year from activities performed on a fixed price percentage of completion contract in the Military Optics segment. Contract research and development gross margin for the nine months ended March 31, 2004 was $1,184,000 or 19% of research and development revenue compared to a gross margin of $744,000 or 9% of research and development revenue for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. The decreased revenues level for the three month and nine month periods as compared to the same periods last fiscal year is primarily due to lower contract activity in the Near-Infrared Optics segment and the WBG group during the current fiscal year. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the third quarter of fiscal 2004 were $1,259,000 or 3% of revenue compared to $435,000 or 1% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2004 were $3,713,000 or 3% of revenues compared to $1,946,000 or 2% of revenues. The higher expense is primarily the result of lower external contract support for the Company's efforts in silicon carbide.

Selling, general and administrative expenses for the third quarter of fiscal 2004 were $9,152,000 or 23% of revenues compared to $7,664,000 or 24% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2004 were $25,160,000 or 23% of revenues compared to $21,551,000 or 23%
of revenues for the same period last fiscal year. The dollar increase for the three and the nine months periods as compared to the same periods last fiscal year reflect increased salary expenses as compared to the same periods last fiscal year for the Company's worldwide profit driven bonus program.

Interest expense for the third quarter of fiscal 2004 was $101,000 compared to $174,000 for the same period last fiscal year. For the nine months ended March 31, 2004, interest expense was $352,000 compared to $699,000 for the same period last fiscal year. The lower interest expense reflects lower LIBOR based interest rates as well as lower overall debt levels of the Company at December 31, 2003 and March 31, 2004 as compared to the same periods last fiscal year.

Other expense for the third quarter of fiscal 2004 was $105,000 compared to other income of $93,000 for the same period last fiscal year. These expense items included foreign currency losses, the minority interests in our majority-owned subsidiaries in Germany and Switzerland and other expense items. Other expenses were partially offset by interest income and other income items. Other income for the nine months ended March 31, 2004 of $135,000 compared to $394,000 of other expenses for the same period last fiscal year. The nine month change was primarily due to the specific items mentioned above for the quarter ended March 31, 2004 and foreign currency gains as a result of the U.S. dollar's performance relative to other currencies in the current fiscal year as compared to foreign currency losses in the same period last fiscal year.

The Company's year-to-date effective income tax rate is 33.5% compared to an effective income tax rate of 25.3% for the same period in fiscal 2003. The increase in the effective tax rate as compared to the effective tax rate in effect for the previous year is the result of an expected shift in the mix of taxable earnings to higher tax rate jurisdictions.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercise of stock options, as well as through long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our sources and uses of cash is presented as follows:

                                   Nine Months Ended
                                        March 31,
                                     2004         2003
                                  --------------------
(000's)
Net Cash provided by
  operating activities            $18,416      $18,667
Proceeds from exercise
  of stock options                    942          340
Additions to property,
  plant and equipment               8,889        4,053
Purchases of businesses             2,554        2,755
Net payments on
  long-term borrowings              6,036        8,871

In the first nine months of fiscal 2004, net cash provided by operating activities of $18.4 million and $0.9 million of proceeds from the exercise of stock options was used primarily to fund expenditures of $8.9 million for property, plant and equipment, $1.8 million for the acquisition of a 75% majority interest in II-VI LOT Suisse S.a.r.l., $0.8 million for the purchase of assets related to the ultra-violet filters product line and $6.0 million to pay down debt. Cash generated for the first nine months of fiscal 2004 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $16.4 million at March 31, 2004.

The Company had available $16.5 million under its line of credit option of the credit facility as of March 31, 2004. The Company is obligated to pay $1.9 million on the first day of each fiscal quarter until the term loan portion of the credit facility, which was $11.3 million as of March 31, 2004, is repaid. At March 31, 2004, $14.8 million remained outstanding on the credit facility.

Our cash position, borrowing capacity and debt obligations are as follows:

                                   March 31,        June 30,
                                     2004             2003
                                   ---------        --------
 (000's)
Cash and cash equivalents          $16,440          $15,583
Available borrowing capacity
  under existing credit facility    16,500           15,500
Total debt obligations              18,050           23,705

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

The Company also has transactions denominated in Euros and Pounds
Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the period ended March 31, 2004.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and $20,000 for the three months and nine months ended March 31, 2004, respectively, and a 10% change in the Yen to dollar exchange rate would have changed revenues by approximately $494,000 and $1,314,000 for the three and nine months ended March 31, 2004, respectively.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $321,000 and $745,000 for the three and nine month periods ended March 31, 2004 and $55,000 and $175,000 for the three and nine month periods ended March 31, 2003.

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

Interest Rate Risks

On March 9, 2004, the Company entered into a one-year interest rate cap, replacing an existing interest rate cap that matured on March 5, 2003, with a notional amount of $5.6 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. During the nine months ended March 31, 2004, the Company decreased its borrowings by $6.0 million. As of March 31, 2004, the total borrowings of $18.1 million include $11.3 million under the term loan option, $3.5 million under the line of credit option, $2.9 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $48,000 and $157,000 for the three and nine months ended March 31, 2004, respectively.

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


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.


10.01  Second Amendment to Credit Agreement         Filed herewith.
       by and among II-VI Incorporated,
       its subsidiary guarantors, various
       lenders and PNC Bank, National
       Association dated as of March 19, 2004.


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

                                    27
32.01  Certification of the Chief Executive         Filed herewith.
       Officer pursuant to Rule 13a-14(b) of
       the Securities Exchange Act of 1934, as
       amended, and 18 U.S.C. S.S. 1350 as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002


32.02  Certification of the principal financial     Filed herewith.
       officer pursuant to Rule 13a-14(b) of
       the Securities Exchange Act of 1934, as
       amended, and 18 U.S.C. S.S. 1350 as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002



         (b) Reports on Form 8-K.

             On January 22, 2004, the registrant filed a report on Form 8-K for the event dated January 21, 2004, covering
             Item 12 thereof.

             On January 30, 2004, the registrant filed a report on Form 8-K for the event dated January 29, 2004, covering
             Item 5 thereof.

             On February 17, 2004, the registrant filed a report on Form 8-K for the event dated February 13, 2004, covering
             Item 5 thereof.

             On March 23, 2004, the registrant filed a report on Form 8-K for the event dated March 22, 2004, covering
             Item 5 thereof.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               II-VI INCORPORATED
                               (Registrant)




Date:  May 12, 2004            By:      /s/ Carl J. Johnson
                                  ==========================
                                        Carl J. Johnson
                               Chairman and Chief Executive Officer




Date:  May 12, 2004            By:     /s/ Craig A. Creaturo
                                  ==========================
                                       Craig A. Creaturo
                              Chief Accounting Officer and Treasurer

                              EXHIBIT INDEX
                              -------------


Exhibit Number                                    Description of Exhibit
--------------                                    ----------------------


10.01  Second Amendment to Credit Agreement         Filed herewith.
       by and among II-VI Incorporated,
       its subsidiary guarantors, various
       lenders and PNC Bank, National
       Association dated as of March 19, 2004.


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