Form 10-Q
period 2004-06-30
II-VI INC
filed 2004-08-05
CIK 820318

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 8-K

                             Current Report


                   Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934




Date of Report (date of earliest event reported):  August 4, 2004



                           II-VI INCORPORATED
         (Exact name of registrant as specified in its charter)




        Pennsylvania               0-16195             25-1214948
(State or other jurisdiction     (Commission          (IRS Employer
of incorporation)	File Number)  Identification
                                    Number)



      375 Saxonburg Boulevard, Saxonburg, Pennsylvania  16056
         (Address of principal executive offices)     (ZIP Code)



  Registrant's telephone number, including area code:  724-352-4455

  Former name or former address, if changed, since last report:
                      Not Applicable
















Item 12.  Results of Operations and Financial Condition

     On August 4, 2004, II-VI Incorporated issued a press release announcing its financial results for the quarter and fiscal year ended June 30, 2004. A copy of the press release is furnished as
Exhibit 99.1 to this report.







                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         II-VI INCORPORATED
                                            (Registrant)



Date:  August 4, 2004               By:  /s/ Carl J. Johnson
                               Chairman and Chief Executive Officer



Date:  August 4, 2004               By:  /s/ Craig A. Creaturo
                               Chief Accounting Officer and Treasurer



                              EXHIBIT INDEX


Exhibit No.                               Description
----------                                -----------


99.1                                     Press Release