Form 10-K
period 2004-06-30
II-VI INC
filed 2004-09-13
CIK 820318

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission File Number: 0-16195

II-VI INCORPORATED

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1214948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Saxonburg Boulevard Saxonburg, PA	16056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 724-352-4455

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2003, was approximately $368,778,000 based on the closing sale price reported on the Nasdaq National Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 31, 2004, was 14,490,137.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K (including certain information incorporated herein by reference) contains forward looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency hedging. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

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

Introduction

II-VI Incorporated (“II-VI” or the “Company”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the “Company” or “II-VI” in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly- and majority-owned subsidiaries: eV PRODUCTS operates as a division of II-VI Incorporated and Wide Band Gap Materials operates as a development group of II-VI Incorporated. The Company’s name is pronounced “Two-Six Incorporated.” The majority of our revenues are attributable to the sale of optical components for lasers used in the materials processing industry.

Our Internet address is www.ii-vi.com. On this web site we post the following filings as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post our proxy statement as Schedule 14A related to our annual shareholders’ meeting as well as reports filed by our directors, officers and ten percent beneficial owner pursuant to Section 16 of the Securities Exchange Act of 1934. All such filings are located on the Investor Relations page of our web site and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2004 is set forth in the consolidated statements of earnings and in Note L to the Company’s consolidated financial statements included in this Form 10-K.

General Description of Business

We develop, manufacture and market high technology materials and derivative products for precision use in industrial, medical, military, security and aerospace applications. We use advanced material growth technologies coupled with proprietary high precision fabrication, micro-assembly, and thin-film coating production processes. The resulting optical and optoelectronic devices are supplied to manufacturers and users of a wide variety of laser, sensor and military components and systems. A key strategy is to develop and manufacture complex materials from the periodic table of elements. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high power laser material processing systems, military fire control and missile guidance devices and advanced medical and security scanning systems. We develop, manufacture and market high power carbon dioxide (CO2) and Yttrium Aluminum Garnet (YAG) laser optical elements, military infrared optical components, x-ray and gamma ray sensors for both the medical and nuclear radiation industries and single crystal silicon carbide (SiC) substrates.

Our United States production operations are located in Pennsylvania, Florida, California and New Jersey and our non-United States production operations are based in Singapore and China. In addition to sales offices at each of our manufacturing sites we have sales and marketing subsidiaries in Germany, Japan, Switzerland, Belgium and the United Kingdom. Approximately 41% of our revenues are from product sales to customers outside of the United States.

Our primary products are optical and optoelectronic components used in the laser, military and nuclear radiation sensor industries.

•	Our laser-related products include laser gain materials for solid-state lasers and many of the high precision optical elements used to focus and direct laser beams to target or work surfaces. The majority of our laser products require advanced optical materials that are internally produced. Our vertical integration from material growth through fabrication and thin-film coating provides us with a significant competitive advantage.

•	Our military infrared products include targeting and navigation systems that utilize advanced optical materials. The vertical integration of our manufacturing processes for these military applications provides us with a significant competitive advantage.

•	Our nuclear radiation sensors products are based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These sensors are attractive to customers due to the increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

•	Our single crystal SiC is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities.

We are at the forefront of advanced material growth research, development and high volume production. During fiscal 2004 our expanded material growth development included a new product line, ultra-violet (UV) filters, used in early warning missile detection.

Our Markets

Our business is comprised of five primary markets:

1)	Design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared lasers and instrumentation for industrial, medical and military applications by our II-VI business units.

2)	Design, manufacture and marketing of near-infrared and visible-light laser products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG and Yttrium Lithium Fluoride (YLF) lasers by our VLOC subsidiary.

3)	Design, manufacture and marketing of infrared products for military applications by our Exotic Electro-Optics subsidiary.

4)	Design, manufacture and marketing of x-ray and gamma-ray solid-state radiation sensors and components for medical, security, industrial, environmental and scientific instruments serviced by our Compound Semiconductor Group’s eV PRODUCTS division.

5)	Development of single crystal SiC substrates for use in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries serviced by our Compound Semiconductor Group’s Wide Band Gap (WBG) group.

Infrared Market. In recent years, increases in laser component consumption have been driven by continued worldwide proliferation of laser processing applications. We believe the industrial laser market is estimated to be approximately $140 million. Manufacturers are seeking solutions to increasingly complex demands for quality, precision, speed, throughput, flexibility, automation and cost control. High power CO2 lasers provide these benefits in a wide variety of cutting, welding, drilling, ablation, balancing, cladding, heat treating, and marking applications. For example, automobile manufacturers use lasers to facilitate rapid prototyping, production simplification, efficient sequencing, and computer control on high throughput production lines. Manufacturers of recreation vehicles, motorcycles, lawn mowers and garden tractors cut, trim and weld metal parts with lasers to achieve flexibility, high consistency, reduced post processing and lower costs. Furniture manufacturers utilize lasers to provide easily reconfigurable, low-distortion, low-cost prototyping and production capabilities that facilitate the manufacturing of customer specified designs. On high-speed processing lines, laser marking provides automated date coding for food packaging and computer driven container identification for pharmaceuticals.

Near-Infrared Market. Over recent years, the laser market has required increased power levels and reduced operating costs. High power YAG laser systems are enabling this technology to address new applications. YAG lasers are used in high power applications such as cutting, welding, marking and date coding. We believe the addressable markets serviced by our Near-Infrared segment are approximately $185 million.

We provide optical elements and components for both CO2 and YAG laser systems. In addition to use by original equipment manufacturers (OEMs), a replacement part aftermarket exists in support of an estimated current worldwide installed base of over 100,000 CO2 and YAG lasers.

Military Infrared Optics Market. Several key optical components such as windows, domes and related subassemblies are core products offered to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared windows and window assemblies are employed on fixed and rotary-wing aircraft, ground vehicles and Unmanned Air Vehicles (UAV’s) to provide advanced targeting and navigation capabilities. Infrared domes are often used on missiles with infrared guidance systems ranging from small, man portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. High-precision domes are an integral component of the missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our infrared optical products are sold primarily to the U.S. government prime contractors and directly to various U.S. government agencies.

The current demand for infrared optical components is being driven by the replacement and repair of hardware used in combat in Iraq and the desire to upgrade the current capabilities of weapons, aircraft and ground vehicles. We believe current market estimates for military infrared optics to address these demands is approximately $450 million. Germanium windows used in night vision and targeting systems on vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle have been returned for refurbishment and/or replacement. The desire to provide the military with increased capabilities has driven upgrades to navigation and targeting systems for aircraft such as the Apache Attack Helicopter and the F-16 fighter jet. Similarly, the increased use of remotely piloted and autonomous surveillance and reconnaissance vehicles is demanding increased use of multi-spectral sensor systems. Finally, the Department of Homeland Security is considering the use of infrared countermeasures on commercial aircraft and we are actively supporting aspects of this program. These upgrades require more advanced optical components in order to meet today’s more demanding performance requirements.

Compound Semiconductor Group Market. The Company’s Compound Semiconductor Group (formerly named “Other”) includes the combined operations of the Company’s eV PRODUCTS division (solid-state radiation sensor market), the Company’s Wide Bandgap Materials (WBG) group (Silicon Carbide semiconductor materials market), the Company’s Advanced Materials Development Center (AMDC) group and remaining corporate activities. We believe the addressable markets serviced by the Compound Semiconductor Group is estimated to be approximately $400 million.

Solid-State Radiation Sensor Market. Solid-state radiation sensors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging or industrial gauging/inspection and security and monitoring equipment. In an increasing number of applications, the use of gamma- or x-ray radiation enables more rapid and accurate measurement of medical conditions, industrial quality and early detection and identification of nuclear materials and threatening items, including explosive materials. Solid-state sensors based on CdZnTe are making inroads against older, more established technologies, such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. CdZnTe sensors have already been substituted for these older technologies in applications where increased accuracy, easier operation, portability and lower cost are required. CdZnTe is beginning to enable new medical, industrial and security/monitoring applications not feasible with the older technologies and is already being used routinely in bone densitometry systems that scan for osteoporosis, cancer probes and process control systems.

We believe the annual worldwide market for all solid-state radiation sensors is currently over $250 million and growing up to 10% per year. Digital radiography (the recording of digital x-ray images) represents the largest market segment followed in order by nuclear medicine (the detection or imaging of radioactive isotopes employed in medical procedures), industrial gauging, radiation monitoring, security scanning, including baggage inspection and nuclear safeguards/non-proliferation. Presently, we believe that the addressable CdZnTe market has grown to represent $50 million of the worldwide solid-state radiation sensor market, and that CdZnTe addressable market will grow at 10% to 20% per year.

During the next several years, we believe the performance of CdZnTe, and other solid-state sensors will be improved through investment in additional research and development, ultimately creating the potential for digital imaging to become a cost-effective replacement of x-ray film in a variety of traditional radiography applications.

We believe that the market for CdZnTe sensors and imagers will grow because of several factors, including:

•	the trend toward “film-less” detection methods that enable the direct recording of digital images or videos which can be stored, recalled and transmitted via the Internet;

•	the desire for lower radiation dosage;

•	the desire for safer and easier-to-use operations at room temperature;

•	the increasing requirement that equipment be “intrinsically safe” in environments where a spark might ignite a fire;

•	the general trend towards equipment miniaturization and cost effective health care;

•	the need to inspect, document and control quality at additional points within the manufacturing process in a wide range of industries; for example, the measurement and control of film thickness during the painting of automobile bodies and the inspection of food and liquid levels at bottle plants; and

•	the increasing global uncertainty and fear of acts of terrorism at home and abroad, and the consistent trends in upgrading Homeland Security capabilities around the world.

Equipment manufacturers increasingly desire to procure fully tested, packaged components rather than devices that must be qualified and assembled. We believe that this trend will require leading suppliers to provide products containing ever-increasing levels of signal processing enabling easy-to-use applications at the same or lower cost of traditional radiation sensors and, as a result, the market will place high value on suppliers having strong applications engineering capabilities and a focus on customer relationships.

Silicon Carbide Semiconductor Materials Market. Silicon Carbide is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are rapidly emerging at the high-performance end of the optoelectronic, telecommunication, power distribution and transportation markets. SiC has certain inherent physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example the high thermal conductivity of silicon carbide enables SiC- and Gallium Nitride- (GaN) based devices to operate at high power levels and still dissipate the excess heat generated. Other intrinsic properties allow SiC-based devices to operate at high temperatures above 400 degrees Centigrade (750 degrees Fahrenheit). Typically, either SiC or GaN layers are deposited on a SiC substrate and the desired optoelectronic or electronic devices are fabricated in the resulting material structure. SiC- and GaN-based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices while GaN-based structures are already standard for the manufacture of blue and green light emitting diodes (LEDs) and blue laser diodes.

We believe that wide band gap semiconductor devices incorporating SiC materials technology will penetrate a wide range of applications in the optoelectronic, telecommunication, power distribution, transportation and defense markets during the next decade. For instance, blue and green LEDs built on SiC substrates offer the promise of higher output power than devices currently built on less expensive but less thermally conducting sapphire substrates. The realization of this promise will establish SiC- and GaN-based substrates as an important building block in high brightness computer driven signs or displays, in high brightness automotive lighting and in the replacement of incandescent and eventually fluorescent lighting by high power, high efficiency solid-state lamps. High power, high frequency SiC based microwave devices promise to rival gallium arsenide devices in telecommunication base station transmitters and silicon devices in both commercial and military air traffic radar applications. SiC high power, high-speed switching devices promise to improve the performance and reliability of utility transmission and distribution systems and for motor controls in a wide variety of applications including aircraft, automotive, industrial, communications and energy exploration applications.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. The following current business activities follow this model: Infrared optics based on Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS), near infrared optics based on YAG and YLF, solid-state radiation sensors based on CdZnTe, and optoelectronic and electronic substrates based on SiC. In each case we subsequently manufacture precision parts and components from these materials using established but evolving expertise in low damage surfacing and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. In addition, industry leading product quality and delivery performance allows us to achieve comparatively high operating margins in major segments of our business. We intend to capitalize on the execution of this proven model and continually gain market share for infrared and near-infrared optics, military infrared optics, solid-state radiation sensors and optoelectronic/electronic materials and substrates.

Our specific strategies are as follows:

•	Continue Investment to Gain CO2 and YAG Market Volume. We continually invest in our infrared and near-infrared manufacturing operations worldwide to increase production capacity and capabilities.

•	Enhance Our Reputation as a Worldwide Quality and Customer Service Leader. We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent high quality supplier of components into our customers’ assembly lines. In many cases we deliver on a just in time (JIT) basis. We believe our on-time delivery record and product return rates are the best in the industries we serve. Our quality mission statement is, “We pledge to exceed our internal and external customer requirements through employee dedication to continuous improvement.”

•	Pursue Strategic Acquisitions and Alliances. Some of the markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will pursue strategic acquisitions and alliances with companies whose products or technologies compliment our current products, expand our market coverage, increase our addressed market or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve.

•	Pursue Military Infrared Systems Programs. Our Exotic Electro-Optics subsidiary is a leading supplier of optics for military infrared systems and is committed to capturing new military contracts and expanding the existing business base with every major defense prime contractor. Exotic Electro-Optics is the leading supplier of large area sapphire windows for the defense industry to provide enabling technologies that are critical to the advanced targeting systems currently available. Exotic Electro-Optics is actively engaged with the major defense contractors during the initial product development phase in order to incorporate our products into our customers’ systems. Early participation in long-term programs has proven to be a successful strategy and ultimately a competitive advantage in addressing the military market. An example of the success of this approach is an award for a prototype sapphire window set for the Joint Strike Fighter program.

•	Continue Extension of Technology Leadership in the Gamma- and X-ray Sensor Field. We believe our eV PRODUCTS division is the leader in the manufacture of solid-state gamma- and x-ray sensor devices and components. CdZnTe handheld probes in the medical field allow the introduction of new cancer location techniques. CdZnTe based imaging arrays are being introduced in nuclear medicine. CdZnTe is being developed for real time x-ray radiography, which will allow a physician to view relevant parts of the body in real time using a fraction of the x-ray dose required with film. In addition, CdZnTe is drawing attention from the Transportation Safety Administration (TSA) and its system vendors, for use in baggage and package inspection systems. Our eV PRODUCTS division is working on these medical, industrial and security applications with market leaders worldwide. The high pressure Bridgman growth process for producing CdZnTe is a materials expertise unique to the Company.

•	Utilize Proven Materials Growth Expertise for Single Crystal Silicon Carbide. We are a proven supplier of engineered materials that are difficult to grow and fabricate. We are leveraging our skills and experiences in commercially producing ZnSe, ZnS, CdZnTe, YAG and YLF to move rapidly forward with our commercialization of SiC. We have gained market share and are becoming a volume supplier of affordable, high performance wide bandgap semiconductor materials that includes silicon carbide, through ongoing process developments, acquisitions and strategic customer alliances.

Our Products

Our products include optical, optoelectronic and electronic materials, devices and components for use in laser, sensor, military, security scanning and advanced electronic and optoelectronic applications. These products are sold to laser system manufacturers and end-users, military laser system and defense suppliers, manufacturers of nuclear radiation sensor systems and component suppliers to the optoelectronic and electronic industries.

Infrared Optics. We supply a broad line of precision infrared optical components such as lenses, waveplates, and mirrors to the CO2 laser market. CO2 lasers are used in a wide variety of industrial processes including cutting, welding, drilling, marking and heat treating of materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. CO2 lasers are also used in cosmetic and invasive medical surgery. Our precision optical components are used to regulate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as ZnSe, copper, silicon and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer in the world of ZnSe providing us with a significant cost advantage. We believe our ZnSe production capability, high precision fabrication operations and proprietary thin-film coating technology has earned us a reputation as the quality leader in this world market.

Additionally, we supply replacement optics to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We service the aftermarkets via a combination of selling to OEM’s who in turn service their customers with our products, and selling directly to end system users through our direct sales and marketing employees.

Near-Infrared Optics. We offer a family of standard and custom laser gain materials and optics for industrial, medical, military, scientific and research YAG lasers. Our YAG laser gain materials are produced to stringent industry specifications and precisely fabricated into rods or slabs. Key materials and precision optical components for YAG and other solid-state laser systems are part of our near-infrared optics product offering. The increasing power levels and reduced operating costs of evolving YAG laser systems are enabling this technology to address new applications. YAG lasers are used in high power applications such as cutting, welding, marking and date coding. Additionally, YAG laser energy can be delivered through optical fibers that provide high flexibility beam delivery systems.

We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets.

A new product line serviced by our near-infrared optics segment is ultra-violet (UV) filters used in early warning missile detection. This product line was acquired from Coherent Inc. during fiscal 2004. The end use of the products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked. Production occurs at our VLOC facilities in Florida with material growth support from our Advanced Materials Development Center in Pennsylvania.

Military Infrared Optics. We offer optics and optical subassemblies for military infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and subassemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, ZnSe, ZnS, germanium, silicon, and ALON. In addition, our products also include visible materials and fused silica as well. The vertical integration of our manufacturing processes gives us a unique capability to design, fabricate, coat and assemble complex optical products that may include electromagnetic interference and low observable requirements. Our products are currently utilized on the Abrams M-1 Tank, Apache Attack Helicopter, F-14 and F-16 military aircraft, UAV’s and other platforms, as well as future production programs such as the Joint Strike Fighter.

Compound Semiconductor Group

Solid-State Radiation Sensors. We design, manufacture and market CdZnTe room temperature, solid-state radiation sensors combined with custom-designed low noise electronics and imbedded control systems. New and expanding applications in industry, medicine, agriculture, security and research are fueling increased demand for our products. Our solid-state CdZnTe nuclear radiation sensors are attractive because of their reduced size, improved ruggedness, and lower voltage requirements as compared to traditional detectors based on scintillator/photomultiplier or cooled germanium technologies.

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

Silicon Carbide Substrates. We recently expanded our 6H-SiC poly-type product offerings to include two-and three-inch diameters, both semi-insulating and conducting. First commercial sales of four-inch substrates were made in June 2004.

Research, Development and Engineering

Our research and development effort calls for the pursuit of a program of internally and externally funded research and development totaling between 5 and 10 percent of product sales. From time to time the ratio of contract to internally funded activity varies significantly due to the unevenness and uncertainty associated with government research programs. We are committed to accepting only funded research that ties closely to our long-term strategic objectives.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2004, we employed 151 people in research, development and engineering functions, 113 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the past fiscal year, we have made focused research and development investments in:

•	Silicon Carbide Substrate Technology: Development efforts continue to move forward, with emphasis in the areas of material purity, defect density reduction and diameter expansion. We completed significant upgrades of our fabrication capabilities and recently started installation of a new class 100 cleanroom. This cleanroom will enable us to continue to improve our wafer cleaning processes insuring they meet the requirements of our customers. Our research and development efforts in this area have been primarily internally funded.

•	Ultra-violet Filters: The development and production of UV filters addresses a rapidly growing market to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked. Research and development activities included establishing process control and cell-based manufacturing. Our research and development efforts in this area have been both internally and externally funded.

•	Ceramic YAG: Our research and development activities in this area focused on process improvements investigating the quality of commercially available research-grade ceramics and comparing their properties and performance to single crystal YAG. Our research and development efforts in this area have been primarily externally funded.

•	Cadmium Zinc Telluride: Our research and development activities in this area focused on process yield improvements and on improving the quality of these materials for use in higher speed x-ray sensors. Our research and development efforts in this area have been both internally and externally funded.

The development of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions, trade secret laws and patents to protect our proprietary rights. When faced with potential infringement, we have in the past vigorously protected our rights.

Internal and external research, development and engineering expenditures were $12.1 million, $13.1 million and $11.3 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. For these same periods, the external customer and government funded portions of these expenditures (i.e. contract research and development revenue) were $8.7 million, $11.0 million and $7.6 million, respectively.

Marketing and Sales

We market our products through a direct sales force in North America, Japan, Singapore, China, Germany, Belgium, Switzerland and the UK, and through representatives and distributors elsewhere in the world. Our market strategy is focused on understanding customer requirements and building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in the laser component market places.

Each of our product lines is responsible for their own worldwide marketing and sales functions, as follows:

1)	The infrared optics marketing and sales initiative is handled through a direct sales force in the U.S. and through our wholly-owned subsidiaries, II-VI Japan Incorporated, II-VI L.P.E. and II-VI U.K. Limited. In Switzerland and Germany, during fiscal years 2004 and 2003 respectively, we established majority-owned subsidiaries II-VI LOT Suisse S.a.r.l. and II-VI LOT GmbH to distribute II-VI Incorporated products in Switzerland and Germany. (See Note B to the Company’s consolidated financial statements.)

2)	The near-infrared optics marketing and sales initiative is handled through a direct sales force in the U.S. as well as distributors throughout the rest of the world.

3)	The military infrared optics marketing and sales initiative is handled through a direct sales force in the U.S.

4)	The solid-state radiation sensors marketing and sales initiative is handled through a direct sales force in the U.S. coupled with manufacturers’ representatives. An array of distributors and representatives are used throughout the rest of the world.

5)	The SiC marketing and sales initiative is handled through a direct sales force in the U.S.

Our sales force develops effective communications with our OEM and end-user customers worldwide. Divisions actively market their products through targeted mailings, telemarketing, select advertising and attendance at trade shows. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2004, we employed 86 individuals in sales, marketing and support.

Manufacturing Technology and Processes

A majority of the products we produce depend on our ability to manufacture difficult materials. The table below shows these key materials and the processes used to produce them.

Product Line	Materials Produced	Principal Growth Processes Utilized
• Infrared Laser Components	ZnSe and ZnS	Chemical Vapor Deposition
• Near-Infrared Laser Components	YAG and YLF	Czochralski
• Solid-State Sensors	CdZnTe	High Pressure Bridgman and Conventional Bridgman
• SiC Substrates	SiC	Physical Vapor Transport and Axial Gradient Transport

The ability to produce these difficult materials and to control the quality and yields is an expertise of the Company. Processing of these materials into finished products is difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customer’s instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture.

Our network of worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages. We employ numerous advanced manufacturing technologies and systems in all product-manufacturing facilities. These include automated, Computer Numeric Control optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Producing products for use across the electromagnetic spectrum requires the capabilities to repeatedly produce products with high yields to tolerances in the nanometer range. We embody a technology and quality mindset that gives our customers the confidence to utilize our products in a just in time basis straight into the heart of their production lines.

Sources of Supply

The major raw materials we use are Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide and Iridium. We produce the majority of our Zinc Selenide, Hydrogen Selenide and Zinc Sulfide requirements. We also purchase Gallium Arsenide, Copper, Silicon, Germanium, Molybdenum, Quartz, optical glass and small quantities of other materials from outside vendors for use as base materials for laser optics. We purchase Thorium Fluoride and other materials for use in optical fabrication and coating processes. Excluding our own production, there are more than two external suppliers for all of the above materials except for Zinc Selenide, Zinc Sulfide, Hydrogen Selenide and Thorium Fluoride, for each of which there is one proven source of supply outside of the Company’s capabilities. For most materials, we have entered into annual purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

The continued high quality of these materials is critical to the stability of our manufacturing yields. We conduct testing of materials at the onset of the production process. Additional research may be needed to better define future starting material specifications. We have not experienced significant production delays due to shortages of materials. However, we do occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on the results of our operations.

During the fiscal year ended June 30, 2002, the Company acquired a minority ownership interest in a supplier of high-purity Cadmium, Zinc and Tellurium to provide material to our eV PRODUCTS division.

Customers

Our infrared optics customer base for our laser component products consists of over 5,000 customers worldwide.

The three main groups of customers for these products are as follows:

•	Leading original equipment manufactures and system integrators of high power industrial, medical and military laser systems,

•	Laser end users who require replacement optics for their existing laser systems, and

•	Scientific and military customers, including the U.S. military and its allies, for use in advanced targeting, navigation and infrared imaging systems.

For our near infrared optics products, our customers are original equipment manufacturers and system integrators of high power lasers used in industrial, scientific, military and medical markets.

For our military infrared optics products, our customers are manufacturers of equipment and devices for aerospace, defense and commercial markets. Our customers include U.S. government prime contractors and various U.S. government agencies.

For our solid-state radiation sensor products, our customers are manufacturers of equipment and devices for industrial process control, security monitoring, nuclear medicine, x-ray imaging, environmental monitoring, nuclear safeguards and nonproliferation, and health physics. We are currently dependent on a limited number of key customers for this product line.

For our silicon carbide products, our customers are manufacturers and developers of equipment and devices for high power RF electronics for Department of Defense applications, opto-electronic applications for green, blue and white LED’s and high power and high voltage switching applications.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of commercial infrared laser optics and materials, we believe we are an industry leader. We are a significant supplier of YAG rods and YAG laser optics to the worldwide markets of scientific, research, military, medical and industrial laser manufacturers. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to every major military prime contractor. We are a leading supplier of CdZnTe substrates and devices for x-ray and gamma-ray sensors and components. We believe we are an alternative to the leading supplier of single crystal SiC substrates for use in the solid-state lighting, wireless infrastructure, RF electronics and power switching industries.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors which have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe is a division of Rohm and Haas Company. Competitors producing infrared and CO2 laser optics include Sumitomo in Japan and Ophir Optronics in Israel as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include a division of Northrop Grumman Corporation and a division of Saint-Gobain. Competing producers of infrared optics for military applications are in-house fabrication and thin film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of CdZnTe and CdZnTe sensors include Acrorad in Japan and Imarad in Israel.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company takes the view of not including in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2004, our bookings were $162.8 million compared to bookings of $136.3 million for the year ended June 30, 2003. This 19% increase in bookings was primarily attributable to stronger market demands across all our business segments led by the Infrared Optics segment.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery out past twelve months. As of June 30, 2004, our backlog was $69.0 million compared to $57.5 million at June 30, 2003. The 20% increase in backlog is primarily reflective of strong bookings across all our business segments.

Employees

As of June 30, 2004, we employed 1,242 persons worldwide. Of these employees, 151 were engaged in research, development and engineering, 819 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. In July 2004 approximately 4% of our direct production employees voted to be covered under a collective bargaining agreement. The employees work in our Pennsylvania facility for one department in our infrared optics business. We have a long-standing policy of encouraging active employee participation in areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

Trade Secrets, Patents and Trademarks

We rely on our trade secrets and proprietary know-how to develop and maintain our competitive position. We have begun to pursue process patents in certain areas of our businesses. We have confidentiality and noncompetition agreements with our executive officers and certain other personnel. We require all United States employees sign a confidentiality and noncompetition agreement upon commencement of employment.

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

We currently hold six registered trademarks: the II-VI INCORPORATED(™) name; INFRAREADY OPTICS(™) for replacement optics for industrial CO2 lasers; EPIREADY(™) for low surface damage substrates for Mercury Cadmium Telluride epitaxy; eV PRODUCTS(™) for products manufactured by our eV PRODUCTS division; LASER POWER CORPORATION(™) name; and MP-5(™) for low absorption coating technology. The trademarks are registered with the U.S. Patent and Trademark Office but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.

ITEM 2.	PROPERTIES

Information regarding our principal properties at June 30, 2004 is set forth below:

	Location	Primary Uses	Primary Business Segment(s)	Square Footage	Ownership
United States:	Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Compound Semiconductor Group	176,000	Owned
	New Port Richey, FL	Manufacturing	Near-Infrared Optics	45,000	Owned
	Port Richey, FL	Manufacturing	Near-Infrared Optics	20,000	Owned
	Temecula, CA	Manufacturing	Military Infrared Optics	66,000	Leased
	Pine Brook, NJ	Manufacturing	Compound Semiconductor Group	13,000	Leased

Foreign Locations:	Singapore	Manufacturing	Infrared Optics	24,000	Leased
	China	Manufacturing	Infrared Optics	33,000	Leased
	Germany	Distribution	Infrared Optics	2,000	Leased
	Japan	Distribution	Infrared Optics	2,000	Leased
	United Kingdom	Distribution	Infrared Optics	1,000	Leased
	Belgium	Distribution	Infrared Optics	5,000	Leased
	Switzerland	Distribution	Infrared Optics	3,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys’ fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys’ fees and costs. This award is subject to post-trial motions and appeals. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain. Expenses relating to this legal proceeding have been reflected in the Company’s results of operations as incurred through June 30, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position
Carl J. Johnson	62	Chairman, Chief Executive Officer and Director
Francis J. Kramer	55	President, Chief Operating Officer and Director
Herman E. Reedy	61	Executive Vice President – Infrared Optics
James Martinelli	46	Vice President – Government and Military Businesses
Craig A. Creaturo	34	Chief Accounting Officer and Treasurer

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

Herman E. Reedy has been employed by the Company since 1977 and has been Executive Vice President – Infrared Optics since February 2003. Previously, Mr. Reedy held positions at the Company as Vice President and General Manager of Quality and Engineering, Manager of Quality and Manager of Components. Prior to his employment by the Company, Mr. Reedy was employed by Essex International, Inc., serving last as Manager, MOS Wafer Process Engineering. Prior to 1973, he was employed by Carnegie Mellon University and previously held positions with SemiElements, Inc. and Westinghouse Electric Corporation. Mr. Reedy is a graduate of the University of Pittsburgh with a B.S. degree in Electrical Engineering.

James Martinelli has been employed by the Company since 1986 and has been Vice President – Government and Military Businesses since February 2003. Previously, Mr. Martinelli served as General Manager of Laser Power Corporation since 2000 and Chief Financial Officer of II-VI Incorporated since 1994. Mr. Martinelli joined the Company as Accounting Manager, was named Corporate Controller in 1990 and named Chief Financial Officer and Treasurer in 1994. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “IIVI.” The following table sets forth the range of high and low closing sale prices per share of the Company’s Common Stock for the fiscal periods indicated, as reported by Nasdaq.

	High	Low
Fiscal 2004
First Quarter	$25.00	$19.14
Second Quarter	$25.95	$20.00
Third Quarter	$29.80	$21.52
Fourth Quarter	$30.66	$22.41
Fiscal 2003
First Quarter	$14.30	$11.34
Second Quarter	$17.10	$13.00
Third Quarter	$18.49	$14.38
Fourth Quarter	$23.78	$16.55

On August 31, 2004, the last reported sale price for the Common Stock was $38.06 per share. As of such date, there were approximately 835 holders of record of the Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

Year Ended June 30,	2004	2003	2002	2001	2000
(000 except per share data)
Statement of Earnings
Net revenues	$150,848	$128,210	$113,688	$123,334	$74,092
Net earnings	$17,337	$11,620	$7,264	$9,491	$7,311
Basic earnings per share	$1.21	$0.83	$0.52	$0.69	$0.57
Diluted earnings per share	$1.18	$0.81	$0.51	$0.67	$0.55
Diluted weighted average shares outstanding	14,718	14,390	14,314	14,160	13,176

Share and per share data for 2000 were adjusted to reflect the two-for-one stock split in fiscal 2001.

June 30,	2004	2003	2002	2001	2000
($000)
Balance Sheet
Working capital	$46,784	$40,200	$35,746	$33,976	$24,335
Total assets	183,934	162,793	151,901	148,173	84,102
Long-term debt	7,986	16,782	29,435	33,172	5,541
Total debt	15,536	23,705	34,503	37,006	5,585
Retained earnings	90,267	73,071	61,451	54,187	44,696
Shareholders’ equity	131,867	111,521	97,660	89,413	63,426

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans, “projects,” or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in this Item 7.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates and accounting for stock-based compensation. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable.

Revenue for all business segments, other than for contract research and development, is recognized from the sale of products at the point of passage of title, which is at the time of shipment.

The Company performs research and development under contract agreements with customers based on cost plus fixed fee, cost reimbursable or fixed fee terms. These contracts generally require the Company to produce and provide developmental materials and/or products to those customers. Revenues from cost plus fixed fee and cost reimbursable contracts are recognized as costs are incurred.

We follow the guidelines of Statement of Position 81-1 “Accounting for Performance of Construction–Type and Certain Production-Type Contracts” for our fixed fee contracts. Revenue and profits on each fixed fee contract are accounted for using the percentage-of-completion method of accounting, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. The estimated total cost for each contract is periodically reevaluated and revised, when necessary, throughout the life of the contract. Losses on contracts are recorded in full when identified.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2004, 2003 and 2002. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over the last twelve months. If actual returns are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required.

The Company records a slow moving inventory reserve as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the past twelve months. If actual market conditions are less favorable than projected, additional inventory reserves may be required.

The Company tests goodwill on at least an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill is impaired involves judgments based upon long-term projections of future performance. A discounted cash flow model is used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. Based on the results of the most recently completed analysis, the Company’s goodwill was not impaired as of June 30, 2004. No event has occurred as of or for the period ended June 30, 2004 that would give management an indication that an impairment charge was necessary that would adversely affect the Company’s financial position or results of operations.

The Company records bonus and profit sharing estimates as a charge against earnings based on a formula percentage of the Company’s operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Other bonuses and profit sharing are paid annually.

The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns.

The Company uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock options granted to officers and key employees, and therefore does not record compensation costs based upon the fair value of options at the date of grant. See Notes A and K to the Company’s consolidated financial statements.

From time to time, estimated accruals are recorded as a charge against earnings based on known circumstances where it is probable that a liability has been incurred or is expected to be incurred and the amount can reasonably be estimated.

INTRODUCTION

We generate revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, medical, military, security and aerospace applications. We also generate revenue, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufactures, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, x-ray imaging, U.S. government prime contractors and various U.S. government agencies. Approximately 41% of our revenues during the fiscal year ended June 30, 2004 were from product sales to customers outside the United States.

Fiscal 2004 Compared to Fiscal 2003

Overview (millions except per share data)

RESULTS OF OPERATIONS

	Year Ended June 30,		% Increase
	2004	2003
Bookings	$162.8	$136.3	19%
Revenues	150.8	128.2	18%
Net earnings	17.3	11.6	49%
Diluted earnings per share	1.18	0.81	46%

NET EARNINGS Net earnings increased 49% in fiscal 2004 to $17.3 million ($1.18 per share-diluted) from $11.6 million ($0.81 per share-diluted) in fiscal 2003. Net earnings increase was primarily attributed to the overall strong demand for all of the Company’s products as evidenced by an 18% increase in revenues from the prior year. Earnings increases also resulted from operating improvements in all segments from the prior year due to production efficiencies, yield improvements and cost control programs. Approximately one-half of the earnings improvement was attributable to stronger revenues and gross margins from the Infrared Optics segment and approximately one-third of the earnings improvement was attributable to operational performance improvements of our eV PRODUCTS division.

BOOKINGS Bookings increased 19% to $162.8 million in fiscal 2004 compared to $136.3 million in fiscal 2003. Order backlog increased 20% to $69.0 million at June 30, 2004 from $57.5 million at June 30, 2003 as a result of bookings outpacing shipments in fiscal 2004. Manufacturing orders comprised approximately 94% of the backlog at June 30, 2004. Manufacturing bookings increased by approximately $25.7 million while contract research and development bookings increased by approximately $0.7 million. The 19% growth in bookings attests to the strong worldwide demand for all of the Company’s products. All operating segments experienced double-digit percentage increases in bookings during fiscal 2004. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far in the future.

REVENUES Revenues increased 18% to $150.8 million in fiscal 2004 compared to $128.2 million in fiscal 2003. The revenue growth reflects the general strength of our product offering and, more specifically, strong demand in our infrared optics business. The increase in revenues for fiscal 2004 compared to fiscal 2003 was primarily due to stronger shipments of commercial infrared optics to both Original Equipment Manufacturers (OEM) and aftermarket customers and to a lesser extent the integration of the Company’s sales and marketing distribution activity in Switzerland through a new consolidated subsidiary, II-VI L.O.T. Suisse S.a.r.l. See Note B of the Company’s consolidated financial statements.

OUTLOOK The Company anticipates continued strengthening of its addressable markets in fiscal 2005, and is currently projecting for fiscal 2005 revenues to range from $167 million to $172 million and diluted earnings per share to range from $1.35 to $1.43.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other expense – net at reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note L to the Company’s consolidated financial statements.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2004	2003
Bookings	$90.4	$79.2	14%
Revenues	87.6	73.7	19%
Segment earnings	23.5	20.0	18%

Bookings for fiscal 2004 for Infrared Optics increased 14% to $90.4 million from $79.2 million in fiscal 2003. Strong buying patterns by CO2 laser original equipment manufacturers worldwide as well as an increase in industrial material processing requiring lasers operating more hours per week, thus replacement demands has allowed us to increase our infrared optics bookings. During fiscal 2004, bookings from United States OEM and aftermarket customers increased 32% and 16% respectively from fiscal 2003. Additionally, bookings in U.S. dollars from our II-VI Japan subsidiary increased 36% evidencing the strengthening of the Far Eastern markets.

Revenues for fiscal 2004 for Infrared Optics increased 19% to $87.6 million from $73.7 million in fiscal 2003. This increase was primarily attributable to increased shipments to both OEM and aftermarket customers worldwide. OEM laser builders continue to introduce higher-powered lasers. A significant portion of laser optics shipments during the year were from CO2 lasers with output power greater than 5 kilowatts. These innovative laser designs incorporate higher priced complex optical configurations and optical parts.

Segment earnings for fiscal 2004 increased 18% to $23.5 million compared to $20.0 million in fiscal 2003. The improvement in segment earnings was due to a combination of increased sales volume particularly in our II-VI Japan subsidiary, where the strong Yen has helped gross margins, increased manufacturing at the Company’s Asian facilities in Singapore and China, and yield improvement and cost control programs occurring at our various facilities.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2004	2003
Bookings	$30.2	$24.8	22%
Revenues	25.8	22.8	13%
Segment earnings	2.4	1.7	41%

Bookings for fiscal 2004 for Near-Infrared Optics increased 22% to $30.2 million from $24.8 million in fiscal 2003. The increase in bookings was primarily due to approximately $4.0 million of bookings for a new product line, ultra-violet (UV) filters used in early warning missile detection. The remaining increase was driven by broad based demand for near-infrared optics in medical, military and instrumentation market segments.

Revenues for fiscal 2004 for Near-Infrared Optics increased 13% to $25.8 million compared to $22.8 million in fiscal 2003. The increase in revenues was primarily due to increased shipments of Near-Infrared Optics products such as waveplates, standard optics and crystal products used in medical, military, instrumentation and industrial markets. During fiscal 2004, the Company recognized approximately $0.9 million on sales of the new ultra-violet (UV) filters product line.

Segment earnings for fiscal 2004 increased 41% to $2.4 million from $1.7 million in fiscal 2003. This improvement reflected overall stronger gross margin dollars resulting from the increased sales volume as well as the improved product yields. Cost reductions, resulting from yield improvements in crystal growth and fabrication and the higher revenue levels were sufficient to increase segment earnings for fiscal 2004.

Military Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2004	2003
Bookings	$29.2	$23.1	26%
Revenues	25.3	23.0	10%
Segment earnings (loss)	0.9	(0.1)	N/A

Bookings for fiscal 2004 for Military Infrared Optics increased 26% to $29.2 million from $23.1 million in fiscal 2003. The increase in bookings was primarily due to increases in the core military and sapphire window product lines. Core military bookings increased 28% from a year ago due to the need to repair and replace hardware expended or damaged in the war against terror. The sapphire product bookings increased to approximately $5.4 million from $1.4 million in the prior fiscal year as the Company continues to meet customer product demands.

Revenues for fiscal 2004 for Military Infrared Optics increased 10% to $25.3 million compared to $23.0 million in fiscal 2003. The increase in revenues was due to increases in our core military products of approximately 15% due to the need to repair and replace hardware expended or damaged during the Iraq war. The Company also increased its sapphire product revenues by approximately 75% to $4.6 million during fiscal 2004. During fiscal year ended June 30, 2004 revenues of the Military Infrared Optics Large Optics Coating Facility decreased 69% as compared to the prior fiscal year as the Company announced the shutdown of this facility in the second quarter of this fiscal year.

Segment earnings for fiscal 2004 increased to $0.9 million from a loss of $0.1 million in fiscal 2003. The improvement in segment earnings was primarily due to the recognition of $0.3 million of contract expenses as compared to approximately $1.2 million of contract expenses recognized in the prior fiscal year from activities performed on a specific fixed price percentage of completion contract. During the current fiscal year, the Company received a “stop-work order” relating to this contract as the U.S. Government cancelled the entire program relating to the Comanche Helicopter Defense initiatives. The Company expects final contract cancellation efforts on this program to be completed sometime during fiscal year 2005. Additionally, improvements in gross margin from increased sales volume also contributed to the increased segment earnings as compared to the prior year.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase (Decrease)
	2004	2003
Bookings	13.0	$9.2	41%
Revenues	12.1	8.7	39%
Segment loss	(2.0)	(4.4)	(55)%

Combined bookings for fiscal 2004 from these operations increased 41% to $13.0 million as compared to $9.2 million in fiscal 2003. The eV PRODUCTS division recorded bookings in excess of $8.0 million during fiscal year 2004 a 38% increase over the prior fiscal year. This booking growth was driven by stronger demand from the medical and security segments as well as emerging industrial applications. The WBG group’s bookings increased 34% to $4.4 million due to a $1.9 million contract bookings to further the group’s effort in silicon carbide.

Revenues for fiscal 2004 from these operations increased 39% to $12.1 million compared to $8.7 million in 2003. The higher revenues were a direct result of higher shipments of hand-held spectrometers for Homeland Security applications, increased shipment of medical imaging detectors, higher levels of research and development revenues by the Company’s eV PRODUCTS division and increased commercial shipments of silicon carbide (SiC) substrates from the WBG group.

The segment loss for fiscal 2004 of $2.0 million decreased 55% from the segment loss of $4.4 million in fiscal 2003. The decrease in the loss was primarily attributable to increased shipment volume improving incremental gross margins, maintaining controlled cost ramp-up and improved operational efficiencies.

Costs and Expenses

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2004 was $62.6 million or 44% of revenues compared to $47.8 million or 41% of revenues in fiscal 2003. The increased gross margin was caused primarily by the increase in the amount of manufacturing performed at the Company’s Singapore and China facilities, the increase in sales at our II-VI Japan subsidiary, due to the strengthening of the Yen, and the added incremental gross margin from our majority-owned subsidiary II-VI LOT Suisse S.a.r.l. acquired during 2004.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2004 was $1.6 million (18% of research and development revenues), compared to a gross margin of $0.6 million (5% of research and development revenues), for fiscal 2003. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the fiscal year ended June 30, 2004. The improvement in the contract research and development gross margin was due to the recognition of approximately $1.2 million of additional expenses in the prior fiscal year from activities performed on a specific fixed price percentage of completion contract in the Military Optics segment. During the fiscal ended June 30, 2004, the Company received a “stop-work order” relating to this contract as the entire Comanche Helicopter Defense Initiatives was cancelled by the U.S. Government. The decrease in contract revenues are primarily due to lower contract activity in the Near-Infrared Optics segment and the WBG Group during the current fiscal year. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2004 were $5.0 million or 3% of revenues compared to $2.7 million or 2% of revenues, for fiscal 2003. The higher expense is a direct result of less external contract support of the Company’s WBG group’s efforts in SiC crystal growth technology and processing development. Company-funded internal research and development expenses also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for fiscal 2004 were $34.4 million or 23% of revenues compared to $28.5 million or 22% of revenues for fiscal 2003. The dollar and percentage increases reflect higher salary expenses for the Company’s worldwide profit driven bonus program. The increase in selling, general and administration expense from fiscal 2003 was also attributed to costs associated with the acquisition of a majority interest in II-VI LOT Suisse S.a.r.l. during the second quarter of fiscal year 2004 (see Note B to the Company’s consolidated financial statements). While this acquisition increased the Company’s direct selling expense by approximately 1% of sales as compared to the prior year, this expense increase has been offset by the additional gross margin on sales to end customers in Switzerland.

Interest expense for fiscal 2004 was $0.4 million compared to $0.8 million for fiscal 2003. The decrease in interest expense reflects lower LIBOR based interest rates, as well as a reduction in debt levels throughout the year. At June 30, 2004, total debt was 34% lower as compared to June 30, 2003.

Other expense for fiscal 2004 almost completely offset our other income items. Other expense in 2004 was primarily due to the minority interest in II-VI LOT GmbH and II-VI LOT Suisse S.a.r.l., foreign currency losses as a result of the U.S. dollar’s performance relative to other currencies and losses recognized on disposal property, plant and equipment offset by interest and other income. Other expense in fiscal 2003 was primarily due to the minority interest in II-VI LO.T, the $0.1 million write-off of an investment and foreign currency losses as a result of the U.S. dollar’s performance relative to other currencies offset by royalty income and interest income.

The Company’s effective income tax rate for fiscal 2004 was 29% compared to an effective income tax rate of 28% for fiscal 2003. The Company’s effective income tax rate reflects the Company’s continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.

Fiscal 2003 Compared to Fiscal 2002

Overview (millions except per share data)

	Year Ended June 30,		% Increase
	2003	2002
Bookings	$136.3	$117.0	16%
Revenues	128.2	113.7	13%
Net earnings	11.6	7.3	60%
Diluted earnings per share	0.81	0.51	60%

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

REVENUES Revenues increased 13% to $128.2 million in fiscal 2003 compared to $113.7 million in fiscal 2002. The revenue growth reflected the general strength of our product offering and, more specifically, strong demand in our infrared optics business. The increase in revenues for fiscal 2003 compared to fiscal 2002 was primarily due to stronger shipments of commercial infrared optics to both OEM and aftermarket customers and the integration of the Company’s sales and marketing distribution activity in Germany through II-VI/LOT GmbH (See Note B of the Company’s consolidated financial statements).

Bookings, revenues and segment earnings or (loss) for the Company’s reportable segments are discussed below. See also Note L to the Company’s consolidated financial statements.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2003	2002
Bookings	$79.2	$55.7	42%
Revenues	73.7	61.9	19%
Segment earnings	20.0	12.6	59%

Bookings for fiscal 2003 for Infrared Optics increased 42% to $79.2 million from $55.7 million in fiscal 2002. The improvement was due to overall increases in order volume from OEM and aftermarket customers worldwide. The bookings growth was also attributable to the receipt of single- and multi-year orders from domestic and international OEM customers that had been delayed from fiscal 2002. During fiscal 2003, the OEM manufacturers of both high-power, multi-kilowatt lasers for cutting, welding, drilling and heat treating applications and lower-power lasers for engraving and marking requested products at a rate more consistent with fiscal 2001 business levels explaining the increase in order bookings.

Revenues for fiscal 2003 for Infrared Optics increased 19% to $73.7 million from $61.9 million in fiscal 2002. This increase was primarily attributable to increased shipments to several of the Company’s domestic and international OEM customers, as well as, increased shipments to aftermarket customers. Stronger order intake has translated into stronger revenues for fiscal 2003 as compared to fiscal 2002.

Segment earnings for fiscal 2003 increased 59% to $20.0 million compared to $12.6 million for fiscal 2002. The improvement in segment earnings was due to a combination of increased sales volume, a full year impact of operational consolidation of the commercial infrared optics operations from Laser Power Corporation and the acquisition of a majority interest in a distributor in Germany.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2003	2002
Bookings	$24.8	$23.4	6%
Revenues	22.8	22.7	—
Segment earnings	1.7	1.3	31%

Bookings for fiscal 2003 for Near-Infrared Optics increased 6% to $24.8 million from $23.4 million in fiscal 2002. The increase in bookings was primarily due to stronger demand in commercial bookings in the optics and crystal product lines used in defense and medical applications.

Revenues for fiscal 2003 for Near-Infrared Optics were $22.8 million compared to $22.7 million in fiscal 2002. Commercial revenues increased primarily in the optics and crystal product lines, offset by a decrease in contract revenues from the winding down of the multi-year YAG contract.

Segment earnings for fiscal 2003 increased 31% to $1.7 million from $1.3 million in fiscal 2002. This improvement reflected overall stronger gross margins and improved product yields. Cost reductions particularly in the materials area as a result of yield improvements were sufficient to increase gross margins despite the essentially flat revenues for fiscal 2003 compared to fiscal 2002.

Military Infrared Optics (millions)

	Year Ended June 30,		% Increase (Decrease)
	2003	2002
Bookings	$23.1	$29.3	(21)%
Revenues	23.0	22.0	5%
Segment earnings (loss)	(0.1)	1.6	(106)%

Bookings for fiscal 2003 for Military Infrared Optics decreased 21% to $23.1 million from $29.3 million in fiscal 2002. The reduction in bookings is primarily due to the delay of the production portion of a customer order for sapphire based products and the receipt of a six month order for Javelin missile domes in fiscal 2003 as compared to a twelve month order received in fiscal 2002.

Revenues for fiscal 2003 for Military Infrared Optics increased 5% to $23.0 million compared to $22.0 million in fiscal 2002. Revenues from a contract for the Air Borne Laser and increased shipments of sapphire based products were the major contributors.

Military Infrared Optics experienced a $0.1 million operating loss in fiscal year 2003 compared to segment earnings of $1.6 million in fiscal 2002. During fiscal 2003 changes in contract estimated costs to complete relating primarily to a development contract resulted in $1.2 million of additional expenses. Additionally, the consolidation of the commercial operations in the fourth quarter of fiscal year 2002 from Laser Power Corporation to other II-VI facilities decreased gross margins in the remaining Military Infrared Optics business segment due to the absorption of costs previously allocated to the Infrared Optics segment.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2003	2002
Bookings	$9.2	$8.6	7%
Revenues	8.7	7.1	23%
Segment loss	(4.4)	(4.1)	7%

Combined bookings for fiscal 2003 for eV PRODUCTS division and WBG group increased 7% to $9.2 million as compared to $8.6 million in fiscal 2002. The increase was due to the receipt of more externally funded contract support for WBG’s efforts in Silicon Carbide development and the initial customer orders for SiC substrates. This increase in bookings for WBG group was partially offset by a decrease in bookings for eV PRODUCTS division due to slow development and deployment of new products by existing and target customers for medical and industrial applications.

Revenues for fiscal 2003 from these operations increased 23% to $8.7 million compared to $7.1 million in fiscal 2002. The higher revenues are a direct result of the higher contract billings, particularly contract research and development of the WBG group.

The segment loss for fiscal 2003 of $4.4 million increased 7% from the segment loss of $4.1 million in fiscal 2002. The increase in the segment loss was primarily attributable to weakness in demand for products from eV PRODUCTS division. This loss was partially offset by more external contract support of the Company’s efforts in SiC, which offsets the funding needed to be provided by the Company for this activity.

Costs and Expenses

Manufacturing gross margin, for fiscal 2003 was $47.8 million or 41% of revenues compared to $36.3 million or 34% of revenues in fiscal 2002. The increased sales volume for fiscal year 2003 was caused primarily by the operational consolidation late in fiscal 2002 of the infrared optics commercial manufacturing that was previously done at Laser Power Corporation in California to other worldwide manufacturing sites, the acquisition of a majority interest in a distributor in Germany, II-VI/L.O.T. GmbH and lower material costs as a result of yield improvements.

Contract research and development gross margin for fiscal 2003 was $0.6 million (5% of research and development revenues), compared to a gross margin of $0.7 million (9% of research and development revenues), for fiscal 2002. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the fiscal year ended June 30, 2003. The increased revenues level for fiscal 2003 is primarily due to revenues from a new SiC development contract. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities. The reduced gross margin for fiscal 2003 was due primarily to losses of approximately $1.2 million recognized from activities performed on a fixed price percentage of completion development contract in the Military Infrared Optics segment.

Company-funded internal research and development expenses for fiscal 2003 were $2.7 million or 2% of revenues compared to $4.4 million or 4% of revenues, in fiscal 2002. The lower expense is a direct result of more external contract support of the Company’s WBG group’s efforts in SiC crystal growth technology and processing development which offsets the funding needed to be provided by the Company for this activity. Fiscal 2002 included the results of the former Litton Systems, Inc. Silicon Carbide Group from the acquisition date; however the Company did not have a commensurate level of contract revenues in fiscal 2002 to offset the WBG group’s additional costs associated with this business. Company-funded internal research and development expenses also include corporate research and development activities in addition to the research and development activities of the eV PRODUCTS division.

Selling, general and administrative expenses for fiscal 2003 were $28.5 million or 22% of revenues compared to $21.2 million or 19% of revenues for fiscal 2002. The dollar and percentage increases for fiscal year 2003 reflect costs associated with the acquisition of a majority interest in a distributor in Germany, II-VI/L.O.T. GmbH during the first quarter of fiscal 2003 (See Note B to the Company’s consolidated financial statements). While this acquisition has increased the Company’s direct selling expense by approximately 2% of sales, this expense increase has been offset by the additional gross margin on sales to end customers in Germany. In addition to this acquisition of II-VI/L.O.T., the Company recorded higher salary expenses for its worldwide profit driven bonus program.

Interest expense for fiscal 2003 was $0.8 million compared to $1.4 million for fiscal 2002. The decrease in interest expense reflects lower LIBOR based interest rates, as well as a reduction in debt levels throughout the year. At June 30, 2003, total debt was 31% lower as compared to June 30, 2002.

Other expense for fiscal 2003 was $0.3 million compared to $0.4 million for fiscal 2002. Other expense in 2003 was primarily due to the minority interest in II-VI/L.O.T., the $0.1 million write-off of an investment in the second quarter of fiscal 2003 and foreign currency losses as a result of the U.S. dollar’s performance relative to other currencies in fiscal 2003 offset by royalty income and interest income. Other expense in fiscal 2002 related to the closing of operations of Laser Power Corporation in Mexico of $0.4 million, costs related to consolidating several of the Company’s European distribution arrangements of $0.4 million, and the write-off of certain crystal growth equipment and technology of $0.7 million offset by foreign currency gains, royalty income and interest income.

The Company’s effective income tax rate for fiscal 2003 was 28% compared to an effective income tax rate of 24% for fiscal 2002. The increase in the effective tax rate reflects the completion of an annual external transfer pricing study and the resulting finalization of the allocation of profits around the world. The Company’s effective income tax rate reflects the Company’s continued benefit from lower tax rates on its Singapore and China operations and a favorable mix of U.S. and foreign income.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercise of stock options and long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash:

	Year Ended June 30,
(millions)	2004	2003
Net Cash provided by operating activities	$30.4	$25.6
Proceeds from exercise of stock options	1.3	0.5
Additions to property, plant and equipment	(12.7)	(7.0)
Purchases of businesses	(3.8)	(2.8)
Net payments on borrowings	(8.4)	(10.9)

In fiscal 2004, net cash provided by operating activities of $30.4 million and $1.3 million of proceeds from the exercise of stock options was used primarily to fund expenditures of $12.7 million for property, plant and equipment, $1.8 million for the acquisition of a 75% majority interest in II-VI LOT Suisse S.a.r.l., $2.0 million for the purchase of assets related to the ultra-violet filter product line and $8.4 million to pay down debt. Cash generated for fiscal 2004 plus cash on hand at the beginning of the fiscal year resulted in a cash position of $21.7 million at June 30, 2004.

The Company had available $16.6 million and $15.4 million under its line of credit option of the credit facility as of June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, total outstanding letters of credit supported by the facility were $0.4 million and $0.1 million, respectively. The Company is obligated to pay $1.9 million on the first day of each fiscal quarter until the term loan portion of the credit facility, which was $9.4 million as of June 30, 2004 and 2003, is repaid. At June 30, 2004, $12.4 million remained outstanding on the credit facility. Our current credit facility is scheduled to expire in August 2005 and we expect to have a new credit facility in place by that time.

Our cash position, borrowing capacity and debt obligations are as follows:

	Year Ended June 30,
(millions)	2004	2003
Cash and cash equivalents	$21.7	$15.6
Additional borrowing capacity under existing credit facility	16.6	15.4
Total debt obligations	15.5	23.7

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and internal growth for fiscal 2005.

OFF-BALANCE SHEETS ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$15,536	$7,550	$4,979	$2,868	$139
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,603	1,265	1,238	100	—
Purchase Obligations	12,022	7,030	3,727	1,265	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$30,161	$15,845	$9,944	$4,233	$139

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

We produce Hydrogen Selenide gas which is used in our production of ZnSe. There are risks inherent in the production and handling of such material. Our inability to effectively handle Hydrogen Selenide could require us to curtail our production of Hydrogen Selenide. Hydrogen Selenide can be obtained from one outside source. The cost of purchasing such material is greater than the cost of internal production. As a result, purchasing a substantial portion of such material from the outside source would increase our production costs of ZnSe. Therefore, our inability to internally produce Hydrogen Selenide could have a material adverse effect on our business, results of operations or financial condition.

In addition, we utilize other high purity, relatively uncommon materials and compounds to manufacture our products. Failure of our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

International Sales Account for a Significant Portion of Our Revenues

Sales to customers in countries other than the United States accounted for approximately 41%, 41% and 39% of revenues during the years ended June 30, 2004, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore and China and maintain direct sales offices in Germany, Japan, Switzerland, the UK and Belgium. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular, although our international sales, other than in Germany, Japan, Belgium and the UK, are denominated in U.S. dollars, currency exchange fluctuations in countries where we do business could have a material adverse affect on our business, financial condition or results of operations, by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations through forward exchange agreements hedging approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation in the dollar/yen currency exchange rate.

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

There Are Limitations on the Protection of Our Intellectual Property

We rely on a combination of trade secrets, patents, copyright and trademark laws and employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third party were successful in a claim that one of our processes infringed its proprietary rights, we may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify the process so that it no longer infringes such proprietary rights, any of which could have an adverse effect on our business, results of operations or financial condition.

Our Success Depends on the Ability to Retain Key Personnel

We are highly dependent upon the experience and continuing services of certain scientists, engineers, production and management personnel. Competition for the services of these personnel is intense, and there can be no assurance that we will be able to retain or attract the personnel necessary for our success. The loss of the services of our key personnel could have a material adverse effect on our business, results of operations or financial condition.

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

Our Success Depends on New Products and Processes

In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, develop new processes and improve existing processes. As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to our business. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing, and product performance in the field. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could have a material adverse effect on our ability to grow our business.

We May Expand Product Lines and Markets by Acquiring Other Businesses

Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees.

The following information relates to acquisitions made over the last ten years:

Acquired Party	Year Acquired	Business Segment	Percentage Ownership
Virgo Optics Division of
Sandoz Chemicals Corporation	Fiscal 1995	Near-Infrared Optics	100%
Lightning Optical Corporation	Fiscal 1996	Near-Infrared Optics	100%
Laser Power Corporation	Fiscal 2001	Military Infrared Optics and Infrared Optics	100%
Silicon Carbide Group of Litton Systems, Inc.	Fiscal 2002	Compound Semiconductor Group	100%
5NPlus Inc.	Fiscal 2002	Compound Semiconductor Group	33%
II-VI LOT GmbH	Fiscal 2003	Infrared Optics	75%
II-VI LOT Suisse S.a.r.l.	Fiscal 2004	Infrared Optics	75%
Ultra-Violet Filter Product Line of Coherent, Inc.	Fiscal 2004	Near-Infrared Optics	100%

Our Revenues May Suffer if General Economic Conditions Worsen

Our revenues and earnings may be affected by general economic factors, such as inflation, currency fluctuations and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. Therefore, any significant downturn or recession in the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

Our Business is Dependent on Other Cyclical Industries

Our business is significantly dependent on the demand for products produced by end-users of industrial lasers. Many of these end-users are in industries that historically have experienced a highly cyclical demand for their products. As a result, demand for our products and our results of operations are subject to cyclical fluctuations.

Our Revenues are Subject to Potential Seasonal Fluctuations

Due to our customers’ buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September could be below those in the preceding quarter. Our first fiscal quarter results often are dependent upon the sales made in the last month of the quarter.

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

Provisions in our Articles of Incorporation and By-Laws May Limit the Price that Certain Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our articles of incorporation and by-laws contain provisions which could make us a less attractive target for a hostile takeover or make it more difficult or discourage a merger proposal, a tender offer or a proxy contest. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. The provisions include:

•	classification of the board of directors into three classes;

•	a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors;

•	the ability of the board of directors to issue additional shares of common stock or preferred stock without shareholder approval; and

•	certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class).

In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in our control.

During fiscal 2004, the Company’s Board of Directors voted to terminate its Shareholder Rights Plan which was adopted in 2001. The Company repurchased the rights at the redemption price of one cent ($0.01) per right. The Company paid approximately $141,000 for the repurchase of the shareholder rights.

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

With respect to the use, storage and disposal of the low-level radioactive material Thorium Fluoride, our facilities and procedures have been inspected and licensed by the Nuclear Regulatory Commission. This material is utilized in our thin-film coatings. Thorium bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Clive, Utah.

The generation, use, collection, storage and disposal of all other hazardous by-products, such as suspended solids containing heavy metals or airborne particulates, are believed by us to be in material compliance with regulations. We believe that all of the permits and licenses required for operation of our business are in place. Although we do not know of any material environmental, safety or health problems in our properties or processes, there can be no assurance that problems will not develop in the future which could have a material adverse effect on our business, results of operations or financial condition.

Some Laser Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and/or Reduce Our Revenues

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or in the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal action by our customers.

The occurrence of any one or more of the foregoing factors could have an adverse effect on our business, results of operations or financial condition.

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. Based on the results of our evaluation of the revised interpretation, this interpretation has no financial impact on the Company’s financial position or results of operations.

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

In addition, the Company has transactions denominated in Euros and Pounds Sterling. As a result of the Company’s hedging activities discussed below, changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal year 2004.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $26,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1,686,000 to an increase of $1,894,000 for the year ended June 30, 2004.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains (losses) were $0.5 million, ($0.2) million and ($0.5) million for the years ended June 30, 2004, 2003 and 2002, respectively.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rate; while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.

Interest Rate Risks

On March 9, 2004, the Company entered into a one-year interest rate cap, replacing an existing interest rate cap that matured on March 5, 2004, with a notional amount of $5.6 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. As of June 30, 2004, the total borrowings of $15.5 million included $9.4 million under the term loan option, $3.0 million under the line of credit option, $2.7 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $196,000 for the fiscal year ended June 30, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of II-VI Incorporated and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization in fiscal 2002.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

September 10, 2004

CONSOLIDATED BALANCE SHEETS

June 30,	2004	2003
($000)
Current Assets
Cash and cash equivalents	$21,683	$15,583
Accounts receivable – less allowance for doubtful accounts and warranty returns of $1,343 at June 30, 2004 and $1,266 at June 30, 2003	25,540	22,086
Inventories	29,201	24,384
Deferred income taxes	4,561	3,794
Prepaid and other current assets	1,595	1,968

Total Current Assets	82,580	67,815
Property, Plant & Equipment, net	62,339	57,954
Goodwill, net	28,987	28,987
Investment	1,888	1,792
Intangible Assets, net	5,852	4,643
Other Assets	2,288	1,602

	$183,934	$162,793

Current Liabilities
Accounts payable	$8,337	$6,115
Accrued salaries and wages	3,291	2,809
Accrued bonuses	7,386	5,244
Income taxes payable	4,295	1,945
Accrued profit sharing contribution	2,122	1,263
Other accrued liabilities	2,815	3,316
Current portion of long-term debt	7550	6923

Total Current Liabilities	35,796	27,615
Long-Term Debt	7,986	16,782
Deferred Income Taxes	6,177	5,579
Other Liabilities	2,108	1,296

Total Liabilities	52,067	51,272
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized — 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized — 30,000,000 shares; issued — 15,520,713 shares at June 30, 2004; 15,268,876 shares at June 30, 2003	42,429	39,430
Accumulated other comprehensive income	1,081	930
Retained earnings	90,267	73,071

	133,777	113,431
Less treasury stock at cost, 1,068,880 shares	1,910	1,910

Total Shareholders’ Equity	131,867	111,521

	$183,934	$162,793

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,	2004	2003	2002
($000 except per share data)
Revenues
Net sales:
Domestic	$80,143	$64,740	$61,995
International	62,019	52,470	44,066
Contract research and development	8,686	11,000	7,627

	150,848	128,210	113,688

Costs, Expenses and Other Expense (Income)
Cost of goods sold	79,558	69,408	69,732
Contract research and development	7,135	10,436	6,905
Internal research and development	4,965	2,660	4,441
Selling, general and administrative	34,359	28,510	21,245
Interest expense	412	849	1,444
Other expense - net	2	297	411

	126,431	112,160	104,178

Earnings Before Income Taxes	24,417	16,050	9,510
Income Taxes	7,080	4,430	2,246

Net Earnings	$17,337	$11,620	$7,264

Basic Earnings Per Share	$1.21	$0.83	$0.52

Diluted Earnings Per Share	$1.18	$0.81	$0.51

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
(000)
BALANCE – JULY 1, 2001	14,981	$37,045	$91	$54,187	(1,069)	$(1,910)	$89,413
Shares issued under stock option plans	120	370	—	—	—	—	370
Net earnings	—	—	—	7,264	—	—	7,264
Other comprehensive income, net of tax	—	—	188	—	—	—	188
Income tax benefit for options exercised	—	425	—	—	—	—	425

BALANCE – JUNE 30, 2002	15,101	$37,840	$279	$61,451	(1,069)	$(1,910)	$97,660
Shares issued under stock option plans	167	542	—	—	—	—	542
Shares issued to acquire Laser Power Corporation	1	6	—	—	—	—	6
Net earnings	—	—	—	11,620	—	—	11,620
Other comprehensive income, net of tax	—	—	651	—	—	—	651
Income tax benefit for options exercised	—	1,042	—	—	—	—	1,042

BALANCE – JUNE 30, 2003	15,269	$39,430	$930	$73,071	(1,069)	$(1,910)	$111,521
Shares issued under stock option plans	251	1,302	—	—	—	—	1,302
Shares issued to acquire Laser Power Corporation	1	11	—	—	—	—	11
Net earnings	—	—	—	17,337	—	—	17,337
Payment for redemption of Shareholder Rights Plan	—	—	—	(141)	—	—	(141)
Other comprehensive loss, net of tax	—	—	151	—	—	—	151
Income tax benefit for options exercised	—	1,686	—	—	—	—	1,686

BALANCE – JUNE 30, 2004	15,521	$42,429	$1,081	$90,267	(1,069)	$(1,910)	$131,867

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,	2004	2003	2002
($000)
Net earnings	$17,337	$11,620	$7,264
Other comprehensive income:
Foreign currency translation adjustments, net of income tax of $62, $248 and $58, respectively	151	651	188

COMPREHENSIVE INCOME	$17,488	$12,271	$7,452

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
($000)	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$17,337	$11,620	$7,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,987	8,817	8,429
Amortization	646	510	363
Loss (gain) on foreign currency remeasurements and transactions	105	159	(165)
Net loss on disposal or writedown of assets	159	323	335
Deferred income taxes	(169)	1,361	794
Other	(100)	50	(672)
Increase (decrease) in cash from changes in:
Accounts receivable	(3,340)	(623)	596
Inventories	(3,373)	(3,549)	1,700
Accounts payable	2,258	2,124	(1,775)
Income taxes payable	4,004	2,075	(627)
Other operating net assets	3,885	2,774	(104)

Net cash provided by operating activities	30,399	25,641	16,138

Cash Flows from Investing Activities
Additions to property, plant and equipment	(12,729)	(7,017)	(8,663)
Purchases of businesses	(3,754)	(2,755)	(2,172)
Dividends from (investment in) unconsolidated business	8	9	(1,698)
Disposals of property, plant and equipment	—	476	317

Net cash used in investing activities	(16,475)	(9,287)	(12,216)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	4,000	3,414	4,000
Payments on short-term borrowings	(5,500)	(9,233)	(2,750)
Payments on long-term borrowings	(6,923)	(5,066)	(3,834)
Proceeds from exercise of stock options	1,313	548	370
Payment for redemption of Shareholder Rights Plan	(141)	—	—

Net cash used in financing activities	(7,251)	(10,337)	(2,214)

Effect of exchange rate changes on cash and cash equivalents	(573)	(44)	(191)

Net increase in cash and cash equivalents	6,100	5,973	1,517
Cash and Cash Equivalents
Beginning of year	15,583	9,610	8,093

End of year	$21,683	$15,583	$9,610

Non-cash transactions: Increase to investments from loan conversion	—	$412	—
Net assets acquired as settlement on a customer purchase commitment	$—	—	$366

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS The Company designs, manufactures and markets optical and electro-optical components, devices and materials for infrared, near-infrared, visible light, x-ray and gamma-ray instrumentation. The Company markets its products in the United States through its direct sales force and worldwide through its wholly- or majority-owned subsidiaries, distributors and agents.

The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of the Company’s manufacturing yields. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor supplied materials not meeting specifications for quality or purity. A significant failure of the Company’s suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on the Company’s results of operations.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include II-VI Incorporated and its wholly-owned subsidiaries: VLOC Incorporated; Exotic Electro-Optics, Inc.; II-VI Delaware, Incorporated; II-VI Holdings B.V.; II-VI Japan Incorporated; II-VI Singapore Pte., Ltd.; II-VI Acquisition Corp.; II-VI Optics (Suzhou) Co. Ltd.; II-VI International Pte., Ltd.; II-VI U.K. Limited; II-VI Deutschland GmbH, II-VI LPE N.V. and II-VI Beijing, as well as its majority-owned subsidiaries, II-VI/L.O.T. GmbH and II-VI/L.O.T. Suisse S.a.r.l. (collectively the “Company”). All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains (losses) were $0.5 million, ($0.2) million and ($0.5) million for the years ended June 30, 2004, 2003 and 2002, respectively.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates; while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS The Company considers highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands, Switzerland and the United Kingdom.

ACCOUNTS RECEIVABLE The Company establishes an allowance for doubtful accounts based on historical experience.

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers. However, a significant portion of the accounts receivable is from a single European distributor. At June 30, 2004 and 2003, the accounts receivable balance from this distributor was $1.3 million and $1.9 million, respectively, or 5% and 9%, respectively, of the net accounts receivable balance. Although the Company does not currently foresee a risk associated with these receivables, repayment is dependent upon the financial stability of this distributor.

For cash flow purposes, the Company factored with recourse approximately one-third of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2004 and 2003. Factoring is done with large banks. During the course of the years ended June 30, 2004 and 2003, approximately $7.0 million and $2.1 million of accounts receivable had been factored. As of June 30, 2004 and 2003, approximately $0.5 million and $0.6 million, respectively, was included in Other Accrued Liabilities representing the Company’s obligation to the bank for these factored receivables.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2004, 2003 and 2002.

Year Ended June 30,	2004	2003	2002
($000)
Balance – Beginning of Year	$504	$419	$334
Expense and writeoffs, net	48	85	(3)
Other(1)	—	—	88

Balance – End of Year	$552	$504	$419

[1]	Reclassification of certain warranty reserves from other current liabilities.

INVENTORIES Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records a slow moving inventory reserve as a charge against earnings for all products on hand that have not been sold to customers in the past twelve months or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the past twelve months.

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

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, was adopted by the Company as of July 1, 2001. The Company no longer amortizes goodwill but tests goodwill for impairment at least annually or when events or changes in circumstances indicate that goodwill might be impaired.

INVESTMENTS During the year ended June 30, 2002, the Company acquired for $1.7 million a 25% ownership interest in a supplier to the Company. In July 2002, the Company increased its ownership interest to 33% as a result of a loan conversion to equity in accordance with the original purchase agreement. This investment is accounted for under the equity method of accounting.

At June 30, 2004 and 2003, the Company had outstanding notes receivable of approximately $0.4 million and $0.5 million, respectively, from an equipment and supply agreement with this supplier. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1 1/2% on the unpaid balance.

For the years ended June 30, 2004, 2003 and 2002, the Company purchased $0.3 million of raw materials each year from this supplier.

The Company’s pro rata share of the earnings from this investment and the interest received from both of these agreements were approximately $0.1 million for the years ended June 30, 2004, 2003 and 2002, respectively

INTANGIBLES Intangible assets are carried at cost. Amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years.

ACCRUED BONUSES AND PROFIT SHARING CONTRIBUTION The Company records bonus and profit sharing estimates as a charge against earnings based on a formula percentage of the Company’s operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Discretionary bonuses and profit sharing are paid annually.

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

Revenue, for all business segments, other than for contract research and development, is recognized from the sale of products at the point of passage of title, which is at the time of shipment.

The Company performs research and development under contract agreements with customers based on cost plus fixed fee, cost reimbursable or fixed fee terms. These contracts generally require the Company to produce and provide developmental materials and/or products to those customers. Revenues from cost plus fixed fee and cost reimbursable contracts are recognized as costs are incurred.

The Company follows the guidelines of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for its fixed fee contracts. Revenue and profits on each fixed fee contract are accounted for using the percentage-of-completion method of accounting, whereby revenue and profits are recognized throughout the performance period of the contract. Percentage-of-completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. The estimated total cost for each contract is periodically reevaluated and revised, when necessary, throughout the life of the contract. Losses on contracts are recorded in full when identified. A contract of the military infrared optics segment was adjusted reflecting a decrease in profitability by $0.2 million and $0.8 million, net of income tax, during the years ended June 30, 2004 and 2003, respectively as a result of revisions to estimated costs to complete the contract. During fiscal year end June 30, 2004, the Company received a stop work order from its prime contractor on this contract. All losses on this contract have been fully recognized as of June 30, 2004.

SHIPPING AND HANDLING COSTS Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Total shipping and handling costs included in revenues and in selling, general and administrative expenses were $0.2 million, $0.2 million and $0.3 million for the years ended June 30, 2004, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

STOCK-BASED COMPENSATION The Company uses the intrinsic value approach of Accounting Principals Board (APB) Opinion No. 25 for stock options granted to officers and key employees. All options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In accordance with the disclosure requirements of SFAS No. 148, the following pro forma information adjusts previously reported net earnings, basic earnings per common share and diluted earnings per common share to reflect the fair value recognition provisions of SFAS No. 123.

	2004			2003			2002
Year Ended June 30	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
($000 except per share data)
Net earnings and earnings per common share, as reported	$17,337	$1.21	$1.18	$11,620	$0.83	$0.81	$7,264	$0.52	$0.51
Add: Stock-based employee compensation cost, net of related tax effects, recorded in the financial statements	0	0.00	0.00	0	0.00	0.00	0	0.00	0.00
Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(815)	(0.06)	(0.06)	(698)	(0.05)	(0.05)	(632)	(0.05)	(0.05)

Pro forma net earnings and earnings per common share	$16,522	$1.15	$1.12	$10,922	$0.78	$0.76	$6,632	$0.47	$0.46

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each fiscal year:

Year Ended June 30,	2004	2003	2002
Risk free interest rate	3.53%	3.45%	3.81%
Expected volatilityd	64%	61%	47%
Expected life of options	7.11 years	7.04 years	7.00 years
Expected dividends	none	none	none

Based on the option pricing model, options granted during the years ended June 30, 2004, 2003 and 2002 had fair values at the date of the grant of $15.68, $8.86 and $8.09 per share, respectively.

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment an amendment of FASB Statements No. 123 and 95”. The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and is subject to a comment period that was scheduled to end June 30, 2004. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after December 15, 2004. Once finalized, the Company will adopt the provisions of the Exposure Draft upon its effective date.

DERIVATIVE INSTRUMENTS SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company, from time to time, purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded these contracts with a notional amount of approximately $3.3 million and $2.2 million as of June 30, 2004 and 2003, respectively, on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased (decreased) net earnings by $(29,000), $69,000 and $(66,000) for the years ended June 30, 2004, 2003 and 2002, respectively.

To satisfy certain provisions of its credit agreement (see Note G), on March 9, 2004 the Company entered into a one-year interest rate cap with a notional amount of $5.6 million replacing an interest rate cap that expired on March 5, 2004. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 2.00%. At June 30, 2004 the one-month LIBOR rate was 1.12%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these instruments on net earnings for the years ended June 30, 2004, and 2003 was insignificant. The effect of these instruments increased net earnings by $88,000 in 2002.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $1.1 million and $0.9 million, net of income taxes, as of June 30, 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents The carrying amount approximates fair value because of their short maturities.

Debt Obligations The fair values of debt obligations are estimated based upon market values of similar issues. The fair values and carrying amounts of the Company’s debt obligations are approximately equivalent.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. Based on the results of our evaluation of the revised interpretation, this interpretation has no financial impact on the Company’s financial position or results of operations.

RECLASSIFICATIONS Certain amounts from prior years have been reclassified to conform to the 2004 presentation.

Note B	ACQUISITIONS

Acquisition of Certain Coherent Assets On September 11, 2003, the Company entered into an agreement to acquire certain assets, equipment, intellectual property and rights from Coherent, Inc. (Coherent) relating to Coherent’s business of growing and fabricating materials used for ultra-violet (UV) filters. UV filters assist aircraft in the early detection of missile threats. Under the terms of this asset purchase the Company paid $2.0 million to Coherent. The major assets acquired were equipment ($0.9 million), inventory ($0.3 million) and a patent for crystal growth ($0.8 million).

II-VI LOT Suisse S.a.r.l. During the quarter ended December 31, 2003, the Company reached an agreement with LOT – Oriel Laser Optik Technologies Holding GmbH and LOT – Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany

(collectively LOT) to establish a new European entity, II-VI LOT Suisse S.a.r.l. (II-VI LOT Suisse) to distribute infrared optics in Switzerland. Prior to this acquisition, the distribution of the Company’s products in Switzerland was handled by LOT for over 25 years. II-VI and LOT created II-VI LOT Suisse to better service the needs of customers in Switzerland. The Company purchased a 75% controlling interest in II-VI LOT Suisse for approximately $1.8 million. The major assets acquired were inventory of approximately $0.8 million and intangible assets consisting of customer lists and related information of approximately $1.0 million that are being amortized over a ten-year useful life. II-VI LOT Suisse is based in Morges, Switzerland and will provide distribution, marketing and laser specific know-how needed to sell infrared optics in Switzerland to OEM and aftermarket customers. The results of II-VI LOT Suisse, net of minority interest, for the year ended 2004 are included in the Infrared Optics segment.

At any time after December 1, 2006, the Company has a call option to purchase the remaining interest in II-VI LOT Suisse and LOT has a put option to require the purchase of the remaining interest in II-VI LOT Suisse. The price of the remaining interest is determined by a fixed formula based on the average sales of II-VI LOT Suisse for the three fiscal years prior to the exercise of the option.

II-VI LOT GmbH During the quarter ended September 30, 2002, the Company reached an agreement with LOT to establish a new European entity to distribute II-VI Incorporated and Laser Power Corporation products in Germany. Approximately 10% of the Company’s total sales are in Germany. Prior to this acquisition, the distribution of the Company’s products in Germany was handled by LOT. The Company purchased a 75% controlling interest in II-VI LOT GmbH (II-VI LOT) for approximately $2.8 million in cash. The major assets acquired were inventory of approximately $1.2 million and intangible assets (customer lists and related information) of approximately $1.6 million that are being amortized over a ten-year useful life.

At any time after July 1, 2005, the Company has a call option to purchase the remaining interest in II-VI LOT and LOT has a put option to the Company to require the purchase of the remaining interest in II-VI LOT. The price of the remaining interest is based upon a fixed formula based on the average sales of II-VI LOT for the three fiscal years prior to the exercise of the option.

Note C	CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,	2004	2003
($000)
Billed
Completed Contracts	$—	$75
Contracts in Progress	721	1,526

	721	1,601
Unbilled	1,755	1,988

	$2,476	$3,589

Note D	INVENTORIES

The components of inventories were as follows:

June 30,	2004	2003
($000)
Raw materials	$7,700	$6,208
Work in process	13,441	11,034
Finished goods	8,060	7,142

	$29,201	$24,384

Note E	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of the following:

June 30,	2004	2003
($000)
Land and land improvements	$1,453	$1,453
Buildings and improvements	32,726	31,642
Machinery and equipment	83,591	72,424

	117,770	105,519
Less accumulated depreciation	55,431	47,565

	$62,339	$57,954

Depreciation expense was $9.0 million, $8.8 million and $8.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company recorded an impairment charge to operations of approximately $0.3 million, net of tax, in the year ended June 30, 2002.

Capitalized interest expense associated with the construction of buildings and improvements approximated $16,000, $11,000 and $118,000 during the years ended June 30, 2004, 2003 and 2002, respectively.

Note F	GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $33.3 million, which was subject to the transitional assessment provisions of SFAS No. 142. A discounted cash flow model was used to determine the fair value of the reporting units for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for the Company. The Company completed its impairment test of goodwill prior to December 31, 2001. The results of this test indicated that the Company’s goodwill was not impaired as of July 1, 2001, and, therefore, no impairment loss was recorded.

The Company completed a discounted cash flow and comparable market capitalization analysis by identified reporting units of the Company which have recorded goodwill as of June 30, 2004 and 2003. Based on the results of these analyses, the Company’s goodwill of $29.0 million was not impaired as of June 30, 2004 or 2003.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2004 and 2003 were as follows:

	June 30, 2004			June 30, 2003
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$2,681	$(693)	$1,988	$1,867	$(493)	$1,374
Trademark	1,491	(292)	1,199	1,491	(217)	1,274
Customer Lists	3,400	(854)	2,546	2,360	(557)	1,803
Other	750	(631)	119	750	(558)	192

Total	$8,322	$(2,470)	$5,852	$6,468	$(1,825)	$4,643

During the quarter ended December 31, 2003, the Company, as part of the acquisition of II-VI LOT Suisse S.a.r.l. (see Note B), recorded approximately $1.0 million of intangible assets consisting of customer lists and related information. The intangible assets relating to the customer list acquired during the year ended June 30, 2004 are being amortized over a ten-year useful life.

As part of the acquisition of certain Coherent assets on September 11, 2003 (see Note B), the Company acquired a patent for crystal growth for approximately $0.8 million. The patent is being amortized over a ten-year useful life.

In addition to the impairment charge for property, plant and equipment as noted in Note E, an impairment charge of approximately $0.2 million net of income tax for related technology was charged to operations in the year ended June 30, 2002. The Company also wrote off fully amortized assets with an original cost and accumulated amortization of $0.4 million in the year ended June 30, 2003.

Amortization expense recorded on the intangible assets for the years ended June 30, 2004, 2003 and 2002 was $0.6 million, $0.5 million and $0.4 million, respectively. Included in the gross carrying amount and accumulated amortization of the Company’s customer list component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s German and Switzerland distributors. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2005	$713
2006	661
2007	562
2008	553

2009	553

Note G	DEBT

The components of debt were as follows:

June 30,	2004	2003
($000)
Line of credit, interest at the LIBOR Rate, as defined, plus 1.00% and 1.25%, respectively	$3,000	$4,500
Term loan, interest at the LIBOR Rate, as defined, plus 1.00% and 1.25%, respectively, payable in quarterly installments through August 2005	9,375	16,250
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	404	452
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,757	2,503

Total debt	15,536	23,705
Current portion of long-term debt	(7,550)	(6,923)

Long-term debt	$7,986	$16,782

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company’s acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains term and line of credit borrowing options. The facility is collateralized by the Company’s accounts receivables and inventories, a pledge of all of the capital stock of each of the Company’s domestic subsidiaries, and a pledge of 65% of the stock of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.23% and 2.62%, respectively, at June 30, 2004 and 2003. The average outstanding borrowings under the facility were $16.8 million and $26.5. million during the years ended June 30, 2004 and 2003, respectively. The Company had available $16.6 million and $15.4 million under its line of credit as of June 30, 2004 and 2003, respectively.

At June 30, 2004 and 2003, total outstanding letters of credit supported by the facility were $0.4 million and $0.1 million, respectively.

On March 19, 2004, the Company amended the credit facility to modify certain restrictive covenants, including the replacement of the fixed charge ratio with a minimum consolidated debt service coverage ratio. All other substantial terms and conditions of the credit facility remain unchanged.

In September 2002, the Company replaced its 237 million Yen loan with a 300 million Yen loan. This loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.06% at June 30, 2004.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2004 and 2003. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% and 6.00%, respectively at June 30, 2004 and 2003. At June 30, 2004 and 2003 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
($000)
2005	$7,550
2006	4,926
2007	53
2008	2,812
2009	56
Thereafter	139

Interest and commitment fees paid during the years ended June 30, 2004, 2003 and 2002 totaled approximately $0.5 million, $1.0 million and $1.4 million, respectively.

Note H	INCOME TAXES

The components of income tax expense were as follows:

Year Ended June 30,	2004	2003	2002
($000)
Current:
Federal	$3,217	$1,272	$423
State	787	531	233
Foreign	3,245	1,266	690

Total Current	$7,249	$3,069	$1,346

Deferred:
Federal	$676	$1,070	$1,015
State	(206)	(37)	190
Foreign	(639)	328	(305)

Total Deferred	$(169)	$1,361	$900

Total Income Tax Expense	$7,080	$4,430	$2,246

Principal items comprising deferred income taxes were as follows:

June 30,	2004	2003
($000)
Deferred income tax assets and (liabilities) – current
Inventory capitalization	$2,882	$1,103
Non-deductible accruals	1,718	1,343
Intangible assets	—	106
Net-operating loss carryforward – current portion	—	1,242
Other	(39)	—

Deferred income taxes – current	$4,561	$3,794

Deferred income tax assets and (liabilities) – long-term
Prepaid taxes	$392	$392
Net-operating loss and credit carryforwards	787	739
Other	—	64
Valuation allowance	(1,167)	(1,019)

Deferred income tax asset – long-term	$12	$176

Tax over book accumulated depreciation	$(5,292)	$(4,723)
Intangible assets	(897)	(1,032)

Deferred income tax liability – long-term	$(6,189)	$(5,755)

Net deferred income taxes – long-term	$(6,177)	$(5,579)

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2004	%	2003	%	2002	%
($000)
Taxes at statutory rate	$8,302	34	$5,457	34	$3,234	34
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	467	2	343	2	279	3
Extraterritorial Income Exclusion	(763)	(3)	(1,112)	(7)	(719)	(7)
Excludable foreign income	(574)	(2)	(472)	(3)	(525)	(6)
Foreign taxes	152	—	—	—	83	1
Reduction of provision recorded in prior years	(761)	(3)	—	—	—	—
Other	257	1	214	2	(106)	(1)

	$7,080	29	$4,430	28	$2,246	24

During the years ended June 30, 2004, 2003, and 2002, cash paid by the Company for income taxes was approximately $3.3 million, $1.2 million, and $1.4 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2004, 2003 and 2002 was $12.8 million, $7.9 million and $4.5 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the United States. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $11.0 million and $7.0 million would have been required as of June 30, 2004 and 2003, respectively.

The sources of differences resulting in deferred income tax expense (benefit) and the related tax effect of each were as follows:

Year Ended June 30,	2004	2003	2002
($000)
Depreciation and amortization	$540	$337	$344
Inventory capitalization	(1,779)	(99)	252
Net operating loss and credit carryforwards net of valuation allowances	1,342	931	639
Other	(272)	192	(335)

	$(169)	$1,361	$900

As of June 30, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $1.8 million and $2.6 million, respectively. The net operating loss carryforwards will begin to expire in 2011 and 2009, respectively. For the years ended June 30, 2004, 2003 and 2002, the Company utilized approximately $1.9 million, $2.0 million and $2.6 million of net operating losses, respectively, to reduce current taxable income.

Note I	EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented.

Year Ended June 30,	2004	2003	2002
(000 except per share data)
Net earnings	$17,337	$11,620	$7,264
Divided by:
Weighted average common shares outstanding	14,317	14,080	13,962

Basic earnings per share	$1.21	$0.83	$0.52
Net earnings	$17,337	$11,620	$7,264
Divided by:
Weighted average common shares outstanding	14,317	14,080	13,962
Dilutive effect of stock options	401	310	352

Dilutive weighted average common shares outstanding	14,718	14,390	14,314

Diluted earnings per share	$1.18	$0.81	$0.51

Note J	OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2009. Future rental commitments applicable to the operating leases at June 30, 2004 are as follows:

Year Ending June 30,
($000)
2005	$1,265
2006	1,001
2007	237
2008	56
2009	44

Rent expense was approximately $1.3 million, $1.2 million and $1.1 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Note K	STOCK OPTION PLANS

The Company has a stock option plan under which stock options have been granted by the Board of Directors to directors, certain officers and key employees, with 3,870,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted to date have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. The amount available for future grants under the stock option plan was 826,757 as of June 30, 2004.

The Company has a nonemployee directors stock option plan with 240,000 shares of common stock reserved for use under this plan. The plan provides for the automatic grant of options to purchase 30,000 shares to each nonemployee director at the fair value on the date of shareholder approval of the plan and a similar grant for each nonemployee director that joined the Board prior to October 1999. Twenty percent of the options granted may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The amount available for future grants under the nonemployee directors stock option plan was 120,000 as of June 30, 2004.

All stock options expire 10 years after the grant date.

Stock option activity relating to the plans during the years ended June 30, 2004, 2003 and 2002 were as follows:

Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – July 1, 2001	1,174,291	$7.47
Granted	45,950	$15.10
Exercised	(119,640)	$2.96
Forfeited	(39,320)	$13.98

Outstanding – June 30, 2002	1,061,281	$8.07
Granted	272,300	$14.04
Exercised	(167,100)	$3.24
Forfeited	(56,200)	$16.97

Outstanding – June 30, 2003	1,110,281	$9.81
Granted	104,750	$23.89
Exercised	(251,201)	$5.15
Forfeited	(25,230)	$15.38

Outstanding – June 30, 2004	938,600	$12.48
Exercisable – June 30, 2004	552,807	$9.30
Exercisable – June 30, 2003	675,284	$7.10
Exercisable – June 30, 2002	744,620	$5.76

Outstanding and exercisable options at June 30, 2004 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.34 - $ 5.50	221,840	2.67	$4.58	221,840	$4.58
$ 6.09 - $11.19	171,880	3.14	$9.30	166,380	$9.38
$12.38 - $15.39	234,105	7.60	$13.49	68,762	$13.62
$15.50 - $19.77	187,275	7.08	$16.17	79,925	$16.07
$20.00 - $26.40	123,500	9.03	$23.56	15,900	$21.64

	938,600	5.70	$12.48	552,807	$9.30

Note L	SEGMENT AND GEOGRAPHIC REPORTING

The Company reports its segments using the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company.

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s II-VI and Laser Power infrared optics and material products businesses; Near-Infrared Optics, which is the Company’s VLOC subsidiary; and Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary. The Compound Semiconductor Group (formerly “Other”), is primarily the aggregation of the Company’s eV PRODUCTS division, the Company’s Wide Bandgap Materials (WBG) group, the Company’s Advanced Material Development Center (AMDC) group, which is responsible for the corporate research and development activities and remaining corporate activities.

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

The Near-Infrared Optics segment is located in the United States. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG and YLF lasers at the Company’s VLOC subsidiary.

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

The Compound Semiconductor Group is located in the United States. The Compound Semiconductor Group segment is directed by a Group Vice-President. The Company’s eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The Company’s WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency electronics and power switching industries. The Company’s AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment:

	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
($000)
2004
Revenues	$87,652	$25,786	$25,322	$12,088	—	$150,848
Inter-segment revenues	1,432	2,453	167	37	(4,089)	—
Segment earnings (loss)	23,564	2,350	886	(1,969)	—	24,831
Interest expense	—	—	—	—	—	(412)
Other expense, net	—	—	—	—	—	(2)
Earnings before income taxes	—	—	—	—	—	24,417
Depreciation and amortization	3,936	2,296	1,450	1,951	—	9,633
Segment assets	79,726	27,700	40,764	35,744	—	183,934
Expenditures for property, plant and equipment	6,426	1,806	1,599	2,898	—	12,729
Equity investment	—	—	—	1,888	—	1,888
Goodwill	5,516	1,927	21,544	—	—	28,987

2003
Revenues	$73,638	$22,844	$23,003	$8,725	—	$128,210
Inter-segment revenues	1,856	1,723	—	6	(3,585)	—
Segment earnings (loss)	19,965	1,698	(65)	(4,402)	—	17,196
Interest expense	—	—	—	—	—	(849)
Other expense, net	—	—	—	—	—	(297)
Earnings before income taxes	—	—	—	—	—	16,050
Depreciation and amortization	4,170	2,053	1,662	1,442	—	9,327
Segment assets	69,547	23,957	39,750	29,539	—	162,793
Expenditures for property, plant and equipment	3,152	558	1,403	1,904	—	7,017
Equity investment	—	—	—	1,792	—	1,792
Goodwill	5,516	1,927	21,544	—	—	28,987

2002
Revenues	$61,840	$22,724	$22,008	$7,116	—	$113,688
Inter-segment revenues	528	1,195	—	—	(1,723)	—
Segment earnings (loss)	12,650	1,276	1,574	(4,135)	—	11,365
Interest expense	—	—	—	—	—	(1,444)
Other expense, net	—	—	—	—	—	(411)
Earnings before income taxes	—	—	—	—	—	9,510
Depreciation and amortization	3,992	2,063	1,613	1,124	—	8,792

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, follows:

Year Ended June 30,	Revenues
	2004	2003	2002
($000)
United States	$100,001	$83,915	$89,659
Non-United States:
Japan	17,677	11,866	8,301
Germany	16,310	15,180	—
Singapore	7,339	12,382	9,714
United Kingdom	3,031	2,573	1,709
Switzerland	3,946	—	—
Belgium	2,524	2,280	4,305
China	20	14	—

Total Non - United States	50,847	44,295	24,029

	$150,848	$128,210	$113,688

June 30,	Long-Lived Assets
	2004	2003
($000)
United States	$89,828	$85,714
Non-United States:
China	2,415	1,522
Singapore	1,926	2,141
Germany	1,576	1,675
Switzerland	892	—
Belgium	507	509
Japan	23	19
United Kingdom	11	4

Total Non - United States	7,350	5,870

	$97,178	$91,584

Note M	EMPLOYEE BENEFIT PLANS

Eligible employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company’s board of directors and were approximately $2.1 million, $1.3 million and $0.7 million for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the common stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of common stock available for purchase to 400,000 shares. There were 190,554 and 196,942 shares of common stock available for purchase under the plan at June 30, 2004 and 2003, respectively.

The Company has no program for postretirement health and welfare and post employment benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Plan. All assets in the Plan are subject to claims of the Company’s creditors until such amounts are paid to the Plan participants. Employees of the Company made contributions to the Plan in the amount of approximately $0.5 million, $0.4 million and $0.1 million for the years ended June 30, 2004, 2003, and 2002, respectively. Other Liabilities and Other Assets in the accompanying consolidated balance sheets included $1.8 million and $1.0 million related to the Plan at June 30, 2004 and 2003, respectively.

Note N	COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A few of the commitments are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these commitments based upon historical experience and current expectation. Future purchases under these commitments are as follows:

Year Ending June 30,
($000)
2005	$7,030
2006	1,959
2007	1,768
2008	1,247
2009	18

Note O	LEGAL PROCEEDINGS

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys’ fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys’ fees and costs. This award is subject to post-trial motions and appeals. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain. Expenses relating to this legal proceeding have been reflected in the Company’s results of operation, as incurred through June 30, 2004.

Note P	TERMINATION OF SHAREHOLDER RIGHTS PLAN

During the quarter ended March 31, 2004, the Board of Directors of II-VI Incorporated terminated the Company’s Shareholder Rights Plan. In accordance with the Plan, the Company redeemed the rights at a redemption price of $0.01 per right. The Company paid approximately $141,000 to shareholders of record as of February 27, 2004 for the redemption of the rights and recorded this payment as a dividend during the year ended June 30, 2004.

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2002, 2003, AND 2004

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions				Deduction from Reserves	Balance at End of Year
		Charged to Expense		Charged to Other Accounts
YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts & warranty returns	$749		$158		$42	$102[1]	$847
Other[2]	—		$780		—	$88	$692
YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts & warranty returns	$847		$486		$79	$146[1]	$1,266
Other[2]	692		$182		$(59)	$605	210
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts & warranty returns	$1,266		$155		$—	$78[1]	$1,343
Other[2]	210	$		$		$200	$10

[1]	Uncollectible accounts written off, net of recovery

[2]	Primarily relates to the closing of manufacturing operations in Mexico and the costs related to consolidating several of the Company’s European distribution arrangements.

QUARTERLY FINANCIAL DATA

FISCAL 2004

QUARTER ENDED	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
($000 except per share data)
Net revenues	$34,094	$34,635	$39,129	$42,990
Cost of goods sold	20,057	20,367	21,333	24,936
Internal research and development	1,087	1,367	1,259	1,252
Selling, general and administrative	8,226	7,782	9,152	9,199
Interest expense	134	117	101	60
Other expense (income) – net	(91)	(149)	105	137

Earnings before income taxes	4,681	5,151	7,179	7,406
Income taxes	1,567	1,727	2,404	1,382

Net earnings	$3,114	$3,424	$4,775	$6,024

Basic earnings per share	$0.22	$0.24	$0.33	$0.42

Diluted earnings per share	$0.21	$0.23	$0.32	$0.41

FISCAL 2003

QUARTER ENDED	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
($000 except per share data)
Net revenues	$31,571	$31,431	$32,356	$32,852
Cost of goods sold	20,331	19,672	20,064	19,777
Internal research and development	959	552	435	714
Selling, general and administrative	7,195	6,692	7,664	6,959
Interest expense	278	247	174	150
Other expense (income) – net	(114)	601	(93)	(97)

Earnings before income taxes	2,922	3,667	4,112	5,349
Income taxes	716	898	1,093	1,723

Net earnings	$2,206	$2,769	$3,019	$3,626

Basic earnings per share	$0.16	$0.20	$0.21	$0.26

Diluted earnings per share	$0.15	$0.19	$0.21	$0.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Accounting Officer and Treasurer (and principal financial officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance Matters-Code of Business Conduct and Ethics,” “Meetings and Committees of the Board of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption “Meetings and Committees of the Board of Directors” and the information set forth under the caption “Executive Compensation and Other Information” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	938,600	$12.48	946,757
Equity compensation plans not approved by security holders	0	0	0

Total	938,600	$12.48	946,757

The other information required by this item is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

(2)	Schedules

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2004 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3)	Exhibits.

Exhibit Number	Description of Exhibit

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	II-VI Incorporated 1994 Nonemployee Directors Stock Option Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Proxy Statement dated September 30, 1994.

10.08	II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.12 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.10	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.11	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.12	Agreement by and between PNC Bank, National Association and II-VI Incorporated for Amended and Restated Letter Agreement for Committed Line of Credit and Japanese Yen Term Loan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.13	Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of August 14, 2000	Incorporated herein by reference is Exhibit (b)(1) to Amendment No. 3 to the Company’s Tender Offer Statement on Schedule TO filed on August 24, 2000.

10.14	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.15	First Amendment to Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of June 28, 2002	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.16	Second Amendment to Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of March 19, 2004.	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

10.17	Example Form of Stock Option Agreement*	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrant’s total assets on a consolidated basis.

(b)	Reports on Form 8-K

On April 21, 2004, the Registrant furnished a report on Form 8-K for the events dated April 21, 2004, covering Item 12 thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

II-VI INCORPORATED

Date: September 13, 2004	By:	/s/ CARL J. JOHNSON
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: September 13, 2004	By:	/s/ CARL J. JOHNSON
Carl J. Johnson
Chairman, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

Date: September 13, 2004	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Chief Accounting Officer and Treasurer

Date: September 13, 2004	By:	/s/ FRANCIS J. KRAMER
Francis J. Kramer
President, Chief Operating Officer and Director

Date: September 13, 2004	By:	/s/ JOSEPH J. CORASANTI
Joseph J. Corasanti
Director

Date: September 13, 2004	By:	/s/ THOMAS E. MISTLER
Thomas E. Mistler
Director

Date: September 13, 2004	By:	/s/ DUNCAN A.J. MORRISON
Duncan A. J. Morrison
Director

Date: September 13, 2004	By:	/s/ RADM MARC Y.E. PELAEZ (RETIRED)
RADM Marc Y. E. Pelaez (retired)
Director

Date: September 13, 2004	By:	/s/ PETER W. SOGNEFEST
Peter W. Sognefest
Director

EXHIBIT INDEX

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	II-VI Incorporated 1994 Nonemployee Directors Stock Option Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Proxy Statement dated September 30, 1994.

10.08	II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.12 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.10	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.11	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.12	Agreement by and between PNC Bank, National Association and II-VI Incorporated for Amended and Restated Letter Agreement for Committed Line of Credit and Japanese Yen Term Loan	Incorporated herein by reference is Exhibit 10.01 to 10.12 II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.

10.13	Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of August 14, 2000	Incorporated herein by reference is Exhibit (b)(1) to Amendment No. 3 to the Company’s Tender Offer Statement on Schedule TO filed on August 24, 2000.

10.14	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.15	First Amendment to Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of June 28, 2002	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.16	Second Amendment to Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated as of March 19, 2004.	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

10.17	Example Form of Stock Option Agreement*	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.