Form 10-Q
period 2004-09-30
II-VI INC
filed 2004-11-08
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 1, 2004, 14,542,941 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2004	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$16,033	$21,683
Accounts receivable – less allowance for doubtful accounts and warranty returns of $1,410 at September 30, 2004 and $1,343 at June 30, 2004	26,448	25,540
Inventories	32,201	29,201
Deferred income taxes	5,352	4,561
Prepaid and other current assets	1,738	1,595

Total Current Assets	81,772	82,580

Property, Plant & Equipment, net	64,081	62,339
Goodwill, net	28,987	28,987
Investment	1,943	1,888
Intangible Assets, net	5,704	5,852
Other Assets	2,839	2,288

	$185,326	$183,934

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,338	$8,337
Accrued salaries and wages	3,210	3,291
Accrued bonuses	3,005	7,386
Income taxes payable	4,469	4,295
Accrued profit sharing contribution	509	2,122
Other accrued liabilities	2,561	2,815
Current portion of long-term debt	12,350	7,550

Total Current Liabilities	33,442	35,796

Long-Term Debt – less current portion	3,057	7,986
Deferred Income Taxes	7,053	6,177
Other Liabilities	2,689	2,108

Total Liabilities	46,241	52,067
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 30,000,000 shares; issued – 15,607,421 shares at September 30, 2004; 15,520,713 shares at June 30, 2004	43,933	42,429
Accumulated other comprehensive income	836	1,081
Retained earnings	96,226	90,267

	140,995	133,777
Less treasury stock, at cost, 1,068,880 shares	1,910	1,910

Total Shareholders’ Equity	139,085	131,867

	$185,326	$183,934

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2004	2003
Revenues
Net sales:
Domestic	$21,732	$17,367
International	16,092	14,686

	37,824	32,053
Contract research and development	2,683	2,041

	40,507	34,094

Costs, Expenses & Other Expense (Income)

Cost of goods sold	20,414	18,066
Contract research and development	2,308	1,991
Internal research and development	1,048	1,087
Selling, general and administrative	9,001	8,226
Interest expense	63	134
Other (income), net	(491)	(91)

	32,343	29,413

Earnings Before Income Taxes	8,164	4,681

Income Taxes	2,205	1,567

Net Earnings	$5,959	$3,114

Basic Earnings Per Share	$0.41	$0.22

Diluted Earnings Per Share	$0.40	$0.21

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$5,959	$3,114
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	2,432	2,227
Amortization	177	131
Gain on foreign currency remeasurements and transactions	(419)	(83)
Net loss on disposal or writedown of assets	4	34
Deferred income taxes	77	1,268
Increase (decrease) in cash from changes in:
Accounts receivable	(536)	(150)
Inventories	(2,899)	(907)
Accounts payable	(1,008)	940
Other operating net assets	(5,589)	(4,196)

Net cash (used in) provided by operating activities	(1,802)	2,378

Cash Flows from Investing Activities
Additions to property, plant and equipment	(4,197)	(2,753)
Proceeds from sale of property, plant and equipment	62	—
Purchase of business	—	(200)
Dividend from unconsolidated business	10	8

Net cash used in investing activities	(4,125)	(2,945)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	5,000	2,000
Payments on short-term borrowings	(3,200)	(1,750)
Payments on long-term borrowings	(1,887)	(1,262)
Proceeds from exercise of stock options	725	418

Net cash provided by (used in) financing activities	638	(594)

Effect of exchange rate changes on cash and cash equivalents	(361)	(166)

Net decrease in cash and cash equivalents	(5,650)	(1,327)

Cash and Cash Equivalents at Beginning of Period	21,683	15,583

Cash and Cash Equivalents at End of Period	$16,033	$14,256

Non-cash transactions:
Accrued purchase price for assets acquired	$—	$1,800

Cash paid for interest	$103	$158

Cash paid for income taxes	$1,200	$727

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements for the three month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s annual report on Form 10-K for the year ended June 30, 2004. The consolidated results of operations for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note B - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2004	June 30, 2004
Billed
Contracts in Progress	$2,112	$721
Unbilled	1,758	1,755

	$3,870	$2,476

Note C - Inventories

The components of inventories were as follows ($000):

	September 30, 2004	June 30, 2004
Raw materials	$9,224	$7,700
Work in progress	14,403	13,441
Finished goods	8,574	8,060

	$32,201	$29,201

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note D - Property, Plant and Equipment

Property, plant and equipment at cost consist of the following ($000):

	September 30, 2004	June 30, 2004
Land and land improvements	$1,487	$1,453
Buildings and improvements	32,992	32,068
Machinery and equipment	76,157	74,397
Construction in progress	10,936	9,852

	121,572	117,770

Less accumulated depreciation	57,491	55,431

	$64,081	$62,339

Note E - Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2004 and June 30, 2004 were as follows ($000):

	September 30, 2004			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$2,681	$(747)	$1,934	$2,681	$(693)	$1,988
Trademark	1,491	(311)	1,180	1,491	(292)	1,199
Customer Lists	3,454	(964)	2,490	3,400	(854)	2,546
Other	750	(650)	100	750	(631)	119

Total	$8,376	$(2,672)	$5,704	$8,322	$(2,470)	$5,852

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note E - Goodwill and Intangible Assets, Cont’d.

Amortization expense recorded on the intangible assets was $177,000 and $131,000, for the three months ended September 30, 2004 and 2003, respectively. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s German and Switzerland majority-owned subsidiaries. At September 30, 2004, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30, ($000)

Remaining fiscal 2005	$535
2006	659
2007	561
2008	552
2009	552

Note F - Debt

The components of debt were as follows ($000’s):

	September 30, 2004	June 30, 2004
Line of credit, interest at the LIBOR Rate, as defined, plus 0.88% and 1.00%, respectively	$4,800	$3,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.88% and 1.00%, respectively, payable in quarterly installments through August 2005	7,500	9,375
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	391	404
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,716	2,757

Total debt	15,407	15,536
Current portion of long-term debt	(12,350)	(7,550)

Long-term debt	$3,057	$7,986

The Company has a $45.0 million secured credit agreement, which it obtained in connection with the Company’s acquisition of Laser Power Corporation in fiscal 2001. The facility has a five-year term effective August 14, 2000 and contains term and line of credit borrowing options. The facility is collateralized by the Company’s accounts receivable and inventories, a pledge of all of the capital stock of each of the Company’s domestic subsidiaries, and a pledge of 65% of the stock of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those related to minimum net worth, leverage and interest coverage. This facility has an interest rate range of LIBOR plus 0.88% to LIBOR plus 1.50%. The weighted average interest rate of borrowings under the credit agreement was 2.54% and 2.23% at September 30, 2004 and June 30, 2004, respectively. The Company had available $14.8 million and $16.6 million under its line of credit as of September 30, 2004 and June 30, 2004, respectively.

On March 19, 2004, the Company amended the credit facility to modify certain restrictive covenants, including the replacement of the fixed charge ratio with a minimum consolidated debt service coverage ratio. All other substantial terms and conditions of the credit facility remain unchanged.

At September 30, 2004 and June 30, 2004, total outstanding letters of credit supported by the facility were $0.4 million.

The Company’s current credit facility expires on August 14, 2005. As of September 30, 2004, all borrowings on the current facility have been classified as short-term debt and are included in the current portion of long-term debt.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.07% at September 30, 2004 and 0.06% at June 30, 2004.

Note G - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented ($000 except per share data):

	Three Months Ended September 30,
	2004	2003
Net earnings	$5,959	$3,114
Divided by:
Weighted average shares	14,485	14,228

Basic earnings per share	$0.41	$0.22

Net earnings	$5,959	$3,114
Divided by:
Weighted average shares	14,485	14,228
Dilutive effect of common stock equivalents	420	411

Diluted weighted average common shares	14,905	14,639

Diluted earnings per share	$0.40	$0.21

Note H - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2004	2003
Net earnings	$5,959	$3,114
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense (benefit) of $(91) for the three months ended September 30, 2004 and $29 for the three months ended September 30, 2003	(245)	57

Comprehensive income	$5,714	$3,171

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s II-VI infrared optics and material products businesses; Near-Infrared Optics, which is the Company’s VLOC subsidiary and the Suzhou, China near-infrared operations; and Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary. The Compound Semiconductor Group, (formerly “Other”) is primarily the aggregation of the Company’s eV PRODUCTS division, the Company’s Wide Bandgap Materials (WBG) group and the Company’s Advanced Material Development Center (AMDC) group, which is responsible for the corporate research and development activities and remaining corporate activities, primarily corporate assets, capital expenditures and depreciation and amortization.

The Infrared Optics segment is divided into the geographic locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium and the United Kingdom. An Executive Vice-President of the Company directs the segment, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers.

The Near-Infrared Optics segment is located in the United States and China. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific and medical instruments and laser gain material and products for solid-state YAG and YLF lasers at the Company’s VLOC subsidiary.

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

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note I - Segment Reporting, Cont’d.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended September 30, 2004
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$23,065	$7,747	$6,411	$3,284	—	$40,507
Inter-segment revenues	94	767	95	889	(1,845)	—
Segment earnings (loss)	7,535	466	281	(546)	—	7,736
Interest expense	—	—	—	—	—	(63)
Other income, net	—	—	—	—	—	491
Earnings before income taxes	—	—	—	—	—	8,164

Depreciation and amortization	1,095	635	383	496	—	2,609
Segment assets	82,021	30,226	40,136	32,943	—	185,326
Expenditures for property, plant and equipment	2,479	814	450	454	—	4,197
Equity investment	—	—	—	1,943	—	1,943
Goodwill, net	5,516	1,927	21,544	—	—	28,987

	Three Months Ended September 30, 2003
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$19,906	$5,951	$5,682	$2,555	—	$34,094
Inter-segment revenues	171	286	—	15	(472)	—
Segment earnings (loss)	5,451	544	(6)	(1,265)	—	4,724
Interest expense	—	—	—	—	—	(134)
Other income, net	—	—	—	—	—	91
Earnings before income taxes	—	—	—	—	—	4,681

Depreciation and amortization	944	547	398	469	—	2,358
Segment assets	69,915	26,442	39,538	29,198	—	165,093
Expenditures for property, plant and equipment	839	410	322	1,267	—	2,838
Equity investment	—	—	—	1,776	—	1,776
Goodwill, net	5,516	1,927	21,544	—	—	28,987

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note J - Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

The Company recorded the fair value of contracts with a notional amount of approximately $5.1 million and $3.3 million as of September 30, 2004 and June 30, 2004, respectively. These amounts were recorded in Prepaid and other current assets as of September 30, 2004 and in Other accrued liabilities as of June 30, 2004 on the Consolidated Balance Sheets. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $77,000 and decreased net earnings by $137,000 for the three months ended September 30, 2004 and September 30, 2003, respectively.

To satisfy certain provisions of its credit agreement (see Note F), on March 9, 2004 the Company entered into a one-year interest rate cap with a notional amount of $5.6 million replacing an interest rate cap that expired on March 6, 2004. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 2.00%. At September 30, 2004 the one-month LIBOR rate was 1.84%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of the interest rate cap on net earnings for the three months ended September 30, 2004 was insignificant.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(000 except per share data)	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings and earnings per common share, as reported	$5,959	$0.41	$0.40	$3,114	$0.22	$0.21
Add: Stock-based employee compensation cost, net of related tax effects, recorded in the financial statements	—	—	—	—	—	—
Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(320)	(0.02)	(0.02)	(170)	(0.01)	(0.01)

Pro forma net earnings and earnings per common share	$5,639	$0.39	$0.38	$2,944	$0.21	$0.20

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Risk free interest rate	3.69%	3.63%
Expected volatility	64%	61%
Expected life of options	7.11 years	7.04 years
Expected dividends	none	none

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment an amendment of FASB Statements No. 123 and 95”. The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after June 15, 2005. Once finalized, the Company will adopt the provisions of the Exposure Draft upon its effective date.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the three months ended September 30, 2004 and as of and for the year ended June 30, 2004 ($000).

	Three Months Ended September, 2004	Year Ended June 30, 2004
Balance – Beginning of Period	$552	$504
Expense and writeoffs, net	37	48
Other	—	—

Balance – End of Period	$589	$552

Note M - Investment in 5N Plus, Inc.

The Company has a 33% equity ownership interest in 5N Plus, Inc. which is a supplier to the Company. 5N Plus, Inc. is based in Montreal, Canada. The investment is accounted for under the equity method of accounting and is shown as Investment on the accompanying Consolidated Balance Sheets.

At September 30, 2004 and June 30, 2004, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with 5N Plus, Inc. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.5% on the unpaid balance.

The Company’s pro rata share of the earnings from this investment and the interest received from these agreements did not have a material effect on the Company’s results of operations for the three months ended September 30, 2004 and 2003.

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

Note P - Legal Proceedings

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys’ fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys’ fees and costs. The Company has appealed certain of the decisions by the lower court. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including the statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors.

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on September 13, 2004.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

As of September 30, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Our customer base includes original equipment manufactures, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, digital radiography, U.S. government prime contractors and various U.S. government agencies.

Results of Operations

	Three Months Ended September 30,		% Increase
Overview ($000’s except per share data)	2004	2003
Bookings	$37,532	$34,582	9%
Revenues	40,507	34,094	19%
Net earnings	5,959	3,114	91%
Diluted earnings per share	0.40	0.21	90%

Net earnings for the first quarter of fiscal 2005 were $5,959,000 ($0.40 per share-diluted) on revenues of $40,507,000. This compares to net earnings of $3,114,000 ($0.21 per share-diluted) on revenues of $34,094,000 in the first quarter of fiscal 2004. Increase in net earnings is partially attributed to a 19% increase in revenues for the first quarter of fiscal 2005 compared to the same quarter last fiscal year. Stronger revenues were realized in all of the Company’s reporting segments led by Near-Infrared Optics and Compound Semiconductor Group which increased revenues 30% and 28%, respectively, compared to the same quarter last fiscal year. The Company’s addressable markets continue to strengthen across all reporting segments. The Company is projecting revenues to increase approximately 10% to 15% for the fiscal year 2005 compared to fiscal year 2004. In addition to the increase in revenues, improved operating results from the Infrared Optics, Military Infrared Optics and Compound Semiconductor Group which are a result of operating efficiencies as well as lower selling, general and administrative expenses and the lower effective tax rate have also contributed to the increased net earnings in the first quarter of fiscal 2005 compared to the same quarter last fiscal year.

Bookings for the first quarter of fiscal 2005 increased 9% to $37,532,000 compared to $34,582,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future. Near-Infrared and Compound Semiconductor Group bookings showed the strongest increase, 53% and 20%, respectively, compared to the same period last fiscal year. The Infrared Optics bookings increased 3% from the first quarter of last fiscal year. As further discussed in the Infrared Optics analysis, bookings from customers in Switzerland will now occur on a more continual basis since the formation of II-VI LOT Suisse S.a.r.l., a majority owned subsidiary of the Company. When LOT Suisse was an independent distributor for the Company, a significant twelve-month contract was booked in the first quarter of each fiscal year, including the first quarter of last fiscal year. Excluding bookings from Switzerland for both periods of approximately $587,000 and $3,783,000 for the quarters ended September 30, 2004 and 2003, respectively, the infrared optics bookings for fiscal 2005 increased over 20% as compared to the same quarter of last fiscal year. Bookings for contract research and development for the first quarter of fiscal 2005 of $1,450,000 increased 11% compared to $1,312,000 for the same period last fiscal year. Increased contract bookings were received in the Compound Semiconductor Group and Near-Infrared Optics during the first quarter of fiscal 2005 compared to the same period last fiscal year.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other expense – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note I to the Company’s consolidated financial statements.

	Three Months Ended September 30,		% Increase
Infrared Optics (000’s)	2004	2003
Bookings	$22,986	$22,324	3%
Revenues	23,065	19,906	16%
Segment earnings	7,535	5,451	38%

Bookings for the first quarter of fiscal 2005 for Infrared Optics increased 3% to $22,986,000 from $22,324,000 in the first quarter of last fiscal year. Because infrared optics customers in Switzerland are serviced by the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the bookings recorded from that part of the world will occur on a more continual basis. When LOT Suisse was an independent distributor for the Company, a significant twelve-month contract was booked in the first quarter of each fiscal year, including the first quarter of last fiscal year. For the first quarter of fiscal 2005, infrared optics bookings increased over 20% as compared to the same quarter of last fiscal year when bookings from Switzerland of approximately $587,000 and $3,783,000 for the quarters ended September 30, 2004 and 2003, respectively, are removed from both periods. Original Equipment Manufacturers (OEM’s) continue to strengthen across all markets serviced. Demand is expected to remain strong for the near-term as manufacturing companies worldwide continue to invest in laser equipment to increase productivity and lower costs.

Revenues for the first quarter of fiscal 2005 for Infrared Optics increased 16% to $23,065,000 from $19,906,000 in the first quarter of last fiscal year. This increase was primarily attributable to increased shipment volume to both OEM and aftermarket customers. The Infrared Optics business continues to strengthen worldwide led by II-VI Japan and II-VI LOT GmbH which increased their revenues 18% and 10%, respectively, from the first quarter of last fiscal year.

Segment earnings for the first quarter increased 38% to $7,535,000 from $5,451,000 in the first quarter of last fiscal year. The improvement in segment earnings for the current fiscal three month period as compared to the same period of the last fiscal year was due to a combination of increased sales volume, a build-up of the infrared optic worldwide inventory levels, an increased level of manufacturing at the Company’s Asian facilities in Singapore and China, and productivity improvements occurring at our various manufacturing facilities. In addition, the first quarter of fiscal 2005 included the incremental margin generated by our II-VI LOT Suisse S.a.r.l. subsidiary. The first quarter of last fiscal year did not include the incremental margin as this acquisition did not occur until December 2003.

	Three Months Ended September 30,		% Increase (Decrease)
Near-Infrared Optics (000’s)	2004	2003
Bookings	$7,055	$4,610	53%
Revenues	7,747	5,951	30%
Segment earnings	466	544	(14)%

Bookings for the first quarter of fiscal 2005 for Near-Infrared Optics increased 53% to $7,055,000 from $4,610,000 in the first quarter of last fiscal year. The overall increase in bookings was experienced in all product lines and was driven by a market share gain in the YAG laser market, by continued growth in the medical laser market and by several increased military production orders. Bookings are anticipated to remain strong in the near-term as the Near-Infrared Optics group continues to gain market share.

Revenues for the first quarter of fiscal 2005 for Near-Infrared Optics increased 30% to $7,747,000 compared to $5,951,000 in the first quarter of last fiscal year. This increase in revenues was attributed to revenues from the UV Filter product line, a new product offering of the Company. During the first quarter of fiscal year 2005, increased customer delivery requirements of the UV Filter product line drove the revenue increase. In addition, increased shipments of standard optics and crystal products used in the medical and military markets contributed to the revenue increase.

Segment earnings for the first quarter of fiscal 2005 decreased 14% to $466,000 from $544,000 in the first quarter of last fiscal year. This decrease in segment earnings was attributed to higher production costs, expenses incurred during the ramp-up of the UV Filter business.

	Three Months Ended September 30,		% Increase (Decrease)
Military Infrared Optics (000’s)	2004	2003
Bookings	$5,642	$6,105	(8)%
Revenues	6,411	5,682	13%
Segment earnings (loss)	281	(6)	NA

Bookings for the first quarter of fiscal 2005 for Military Infrared Optics decreased 8% to $5,642,000 as compared to $6,105,000 in the first quarter of last fiscal year. The overall decrease in bookings was primarily due to timing differences in receipt of core military orders.

Revenues for the first quarter of fiscal 2005 for Military Infrared Optics increased 13% to $6,411,000 compared to $5,682,000 in the first quarter last fiscal year. Contributing to the increase in the revenues for the quarter ended September 30, 2004 was the continued progress of the segment’s sapphire window assembly which recorded revenues of approximately $1.3 million for the first quarter of 2005, an increase of approximately 65% from the first quarter of the prior fiscal year. Core military revenues increased approximately 10% compared to the prior year due to increased demands for military infrared optics used or damaged in the Iraq war.

Segment earnings for the first quarter of fiscal 2005 increased to $281,000 compared to segment loss of $6,000 for the same period last fiscal year. The improvement in segment earnings for the three month period of the current fiscal year as compared to the last fiscal year was primarily due to losses recognized in the prior fiscal period from activities performed on a fixed price percentage of completion contract. During the prior fiscal year, the Company received a “stop-work order” relating to this contract as the U.S. Government cancelled the entire program relating to the Comanche Helicopter Defense initiatives. During the first quarter of fiscal 2005, the contract termination was settled.

	Three Months Ended September 30,		% Increase (Decrease)
Compound Semiconductor Group (000’s)	2004	2003
Bookings	$1,849	$1,543	20%
Revenues	3,284	2,555	29%
Segment earnings (loss)	(546)	(1,265)	(57)%

The Company’s Compound Semiconductor Group (formerly “Other”) includes the combined operations of the Company’s eV PRODUCTS division, the Company’s Wide Bandgap Materials (WBG) group and the Company’s Advanced Material Development Center (AMDC) group.

Bookings for the first quarter of fiscal 2005 for the Compound Semiconductor Group were $1,849,000 as compared to $1,543,000 in the first quarter of last fiscal year. The increase in bookings was partially due to the increase in product bookings from the WBG group. The increase in WBG Group product bookings reflect continued success at penetrating the OEM marketplace with competitive products.

Revenues for the first quarter of fiscal 2005 for the Compound Semiconductor Group were $3,284,000 compared to $2,555,000 in the first quarter of the last fiscal year. The higher revenues for the three month period were primarily attributed to the WBG group which recorded approximately $1.6 million of product and contract revenue. The amount represents an increase in revenues of over 100% from the first quarter of last fiscal year. Revenues for the first quarter of fiscal 2005 for the Group’s eV PRODUCTS division decreased slightly from the first quarter of last fiscal year. Sharply lower demand than expected for our bone mineral densitometry radiation sensor products from our major customer contributed to this decrease.

The segment loss for the first quarter of fiscal 2005 of $546,000 decreased from the segment loss of $1,265,000 in the first quarter of the prior fiscal year. The decrease in the loss for the three month period was attributable to improved incremental gross margin on increased revenues of these operations.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2005 was $17,410,000 or 46% of net sales compared to $13,987,000 or 44% of net sales for the same period last fiscal year. The increased margin resulted in part from a build-up of the worldwide inventory levels, specifically in the Infrared Optics segment. The increased sales volume for the current quarter as compared to the same period last fiscal year and the increase in the amount of manufacturing performed at the Company’s Singapore and China facilities all impacted gross margins favorably.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2005 was $375,000 or 14% of research and development revenues compared to a gross margin of $50,000 or 2% of research and development revenues for the same period last fiscal year. The increase in the contract research and development gross margin for the three months ended September 30, 2004 compared to contract research and development gross margin for the same period last fiscal year was due to losses recognized in the prior fiscal year from activities performed on a fixed price percentage of completion contract in the Military Optics segment. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the first quarter of fiscal 2005 were $1,048,000 or 3% of revenue and was consistent with the same period last fiscal year of $1,087,000 or 3% of revenues. Company funded internal research and development expenses combined with externally funded research and development expenses for the first quarter of fiscal 2005 were $3,356,000 or 8% of revenue compared to $3,078,000 or 9% for the same period last fiscal year.

Selling, general and administrative expenses for the first quarter of fiscal 2005 were $9,001,000 or 22% of revenues compared to $8,226,000 or 24% of revenues for the same period last fiscal year. The increase for the three month period as compared to the same period last fiscal year reflect increased salary expenses for the Company’s worldwide profit driven bonus program. In addition, the selling, general and administration expenses of II-VI LOT Suisse S.a.rl. which was acquired during the second quarter of the prior year contributed to the increase. The selling, general and administrative expense in the same quarter last year reflected legal and professional fees of approximately $700,000 to defend and protect our trade secrets and intellectual properties.

Interest expense for the first quarter of fiscal 2005 was $63,000 compared to $134,000 for the same period last fiscal year. The lower interest expense reflects a 33% reduction in the overall debt levels of the Company at September 30, 2004 as compared to the same period last fiscal year as well as capitalized interest on a specific construction project at the Company’s Pennsylvania facility.

Other income for the first quarter of fiscal 2005 was $491,000 compared to other income of $91,000 for the same period last fiscal year. These income items included foreign currency gains, earnings from our one-third interest in 5NPlus, Inc. and other income items. Other income was partially offset by the minority interests in our majority-owned subsidiaries in Germany and Switzerland and other expense items.

The Company’s year-to-date effective income tax rate is 27% compared to an effective income tax rate of 33% for the same period in fiscal 2004. The decrease in the effective tax rate as compared to the effective tax rate in effect for the previous year is the result of an expected shift in the mix of taxable earnings to lower tax rate jurisdictions as well as a lower tax rate on the Singapore operations based on a new tax program offered to II-VI Singapore by the Singapore government.

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

	Three Months Ended September 30,
Sources (uses) of Cash:	2004	2003
Net Cash provided by (used in) operating activities	$(1,802)	$2,378
Proceeds from exercise of stock options	725	418
Additions to property, plant and equipment	(4,197)	(2,753)
Purchases of businesses	—	(200)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest amount or is negative due to the pay-out during that period of the Company’s worldwide bonuses accrued from the previous fiscal year. In the first three months of fiscal 2005, cash used in operations was approximately $1.8 million. This primarily resulted from a decrease of approximately $4.4 million of accrued bonuses. In addition, an increase in working capital requirements (accounts receivable, inventories and accounts payable) of approximately $4.4 million were used in operations.

Net cash used in investing during the first quarter of fiscal 2005 of approximately $4.1 million was primarily from property, plant and equipment expenditures. Net cash provided by financing activities of $638,000 included $725,000 of proceeds from the exercise of stock options offset by $87,000 of net payments on borrowings.

The Company had available $14.8 million under its line of credit option of the credit facility as of September 30, 2004. The Company is obligated to pay $1.9 million on the first day of each fiscal quarter until the term loan portion of the credit facility, which was $7.5 million as of September 30, 2004, is repaid. At September 30, 2004, $12.3 million remained outstanding on the credit facility. Our current credit facility is scheduled to expire in August 2005 and we expect to have a new credit facility in place by that time. Beginning with the quarter, September 30, 2004, all borrowings on the credit facility have been classified as short-term debt and will continue to be reported in this manner until a new facility is obtained.

The Company is expanding its thin film coating and administrative offices at its Saxonburg, Pennsylvania facility. Estimated total costs of the expansion project is approximately $9.6 million and will be funded from cash generated from operations.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)	September 30, 2004	June 30, 2004
Cash and cash equivalents	$16,033	$21,683
Available borrowing capacity under existing credit facility	14,800	16,600
Total debt obligations	15,407	15,536

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and growth for fiscal 2005.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended September 30, 2004.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $401,000 to an increase of $492,000 for the quarter ended September 30, 2004.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $191,000 and $100,000 for the quarters ended September 30, 2004 and 2003, respectively.

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

Interest Rate Risks

On March 9, 2004, the Company entered into a one-year interest rate cap, replacing an existing interest rate cap that matured on March 5, 2003, with a notional amount of $5.6 million as required under the terms of its current credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. During the quarter ended September 30, 2004, the Company decreased its borrowings by $0.1 million. As of September 30, 2004, the total borrowings of $15.4 million include $7.5 million under the term loan option, $4.8 million under the line of credit option, a $2.7 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $39,000 for the quarter ended September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Accounting Officer and Treasurer (and principal financial officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: November 8, 2004	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: November 8, 2004	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.