Form 10-Q
period 2004-12-31
II-VI INC
filed 2005-02-09
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

At February 4, 2005, 14,574,327 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2004	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$16,270	$21,683
Accounts receivable – less allowance for doubtful accounts and warranty returns of $1,905 at December 31, 2004 and $1,343 at June 30, 2004	28,622	25,540
Inventories	41,449	29,201
Deferred income taxes	7,280	4,561
Prepaid and other current assets	1,956	1,595

Total Current Assets	95,577	82,580

Property, Plant & Equipment, net	73,445	62,339
Goodwill	46,653	28,987
Investment	2,004	1,888
Intangible Assets, net	5,675	5,852
Other Assets	3,692	2,288

	$227,046	$183,934

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$8,816	$8,337
Accrued salaries and wages	4,770	3,291
Accrued bonuses	4,004	7,386
Income taxes payable	3,249	4,295
Accrued profit sharing contribution	1,173	2,122
Other accrued liabilities	3,588	2,815
Current portion of long-term debt	51	7,550

Total Current Liabilities	25,651	35,796

Long-Term Debt – less current portion	43,660	7,986
Deferred Income Taxes	7,975	6,177
Other Liabilities	3,464	2,108

Total Liabilities	80,750	52,067
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares at December 31, 2004 and 30,000,000 shares at June 30, 2004; issued – 15,641,327 shares at December 31, 2004 and 15,520,713 shares at June 30, 2004	44,608	42,429
Accumulated other comprehensive income, net of income taxes	1,579	1,081
Retained earnings	102,019	90,267

	148,206	133,777
Less treasury stock, at cost, 1,068,880 shares	1,910	1,910

Total Shareholders’ Equity	146,296	131,867

	$227,046	$183,934

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2004	2003
Revenues
Net sales:
Domestic	$23,727	$13,201
International	17,728	19,772

	41,455	32,973
Contract research and development	1,758	1,662

	43,213	34,635

Costs, Expenses & Other (Income)

Cost of goods sold	23,180	18,991
Contract research and development	916	1,376
Internal research and development	1,584	1,367
Selling, general and administrative	9,713	7,782
Interest expense	88	117
Other (income), net	(203)	(149)

	35,278	29,484

Earnings Before Income Taxes	7,935	5,151

Income Taxes	2,142	1,727

Net Earnings	$5,793	$3,424

Basic Earnings Per Share	$0.40	$0.24

Diluted Earnings Per Share	$0.39	$0.23

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2004	2003
Revenues
Net sales:
Domestic	$45,459	$30,568
International	33,820	34,458

	79,279	65,026
Contract research and development	4,441	3,703

	83,720	68,729

Costs, Expenses & Other (Income)

Cost of goods sold	43,594	37,057
Contract research and development	3,224	3,367
Internal research and development	2,632	2,454
Selling, general and administrative	18,714	16,008
Interest expense	151	251
Other (income), net	(694)	(240)

	67,621	58,897

Earnings Before Income Taxes	16,099	9,832

Income Taxes	4,347	3,294

Net Earnings	$11,752	$6,538

Basic Earnings Per Share	$0.81	$0.46

Diluted Earnings Per Share	$0.79	$0.45

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$11,752	$6,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,185	4,456
Amortization	358	289
Gain on foreign currency remeasurements and transactions	(754)	(188)
Net (gain) loss on disposal or writedown of assets	(4)	114
Deferred income taxes	99	912
Increase (decrease) in cash from changes in:
Accounts receivable	2,385	1,634
Inventories	(7,524)	(2,020)
Accounts payable	(2,725)	(731)
Other operating net assets	(5,505)	(491)

Net cash provided by operating activities	3,267	10,513

Cash Flows from Investing Activities
Additions to property, plant and equipment	(7,975)	(5,719)
Proceeds from sale of property, plant and equipment	65	—
Purchase of businesses, net of cash acquired	(29,650)	(1,954)
Dividend from unconsolidated business	10	8

Net cash used in investing activities	(37,550)	(7,665)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	15,400	4,000
Payments on short-term borrowings	(8,000)	(4,250)
Proceeds on long-term borrowings	30,000	—
Payments on long-term borrowings	(9,400)	(3,147)
Proceeds from exercise of stock options	1,029	586

Net cash provided by (used in) financing activities	29,029	(2,811)

Effect of exchange rate changes on cash and cash equivalents	(159)	(361)

Net decrease in cash and cash equivalents	(5,413)	(324)

Cash and Cash Equivalents at Beginning of Period	21,683	15,583

Cash and Cash Equivalents at End of Period	$16,270	$15,259

Non-cash transactions:
Accrued purchase price for assets acquired	$—	$1,800

Cash paid for interest	$217	$280

Cash paid for income taxes	$3,480	$2,079

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements for the three and six month periods ended December 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s annual report on Form 10-K for the year ended June 30, 2004. The consolidated results of operations for the three and six month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The results for the three and six month periods ended December 31, 2004 include one month of operations of the Company’s recently acquired Marlow Industries, Inc. subsidiary.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.

Note B - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31, 2004	June 30, 2004
Billed	$1,626	$721
Unbilled	1,560	1,755

	$3,186	$2,476

Note C - Inventories

The components of inventories were as follows ($000):

	December 31, 2004	June 30, 2004
Raw materials	$9,230	$7,700
Work in progress	17,096	13,441
Finished goods	15,123	8,060

	$41,449	$29,201

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note D - Property, Plant and Equipment

Property, plant and equipment (at cost or valuation) consist of the following ($000):

	December 31, 2004	June 30, 2004
Land and land improvements	$1,842	$1,453
Buildings and improvements	34,279	32,068
Machinery and equipment	89,569	74,397
Construction in progress	7,543	9,852

	133,233	117,770

Less accumulated depreciation	59,788	55,431

	$73,445	$62,339

Capitalized interest expense associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $34,000 and $96,000 for the three and six months ended December 31, 2004, respectively. No interest was capitalized during the three and six month periods ended December 31, 2003.

Note E - Goodwill and Intangible Assets

In connection with the acquisition of Marlow Industries, Inc. in December 2004, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheet based on the preliminary purchase price allocation. The Company is presently in the process of obtaining a third-party valuation of the intangible assets acquired from Marlow Industries Inc. and finalizing their deferred income tax assets and liabilities; thus the allocation of purchase price among goodwill, intangible assets not subject to amortization, intangible assets subject to amortization and deferred income tax assets and liabilities as well as determination of their related amortization periods, has not yet been finalized and are therefore subject to adjustment in future periods. The Company anticipates finalizing its accounting for the purchase of Marlaw Industries, Inc. by June 30, 2005 (see Note N).

Changes in the carrying amount of goodwill are as follows ($000):

	December 31, 2004	June 30, 2004
Balance – Beginning of Period	$28,987	$28,987

Goodwill acquired – Marlow Industries, Inc.	17,666	—

Balance – End of period	$46,653	$28,987

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note E - Goodwill and Intangible Assets, Cont’d.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill were as follows ($000):

	December 31, 2004			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$2,681	$(803)	$1,878	$2,681	$(693)	$1,988
Trademark	1,491	(329)	1,162	1,491	(292)	1,199
Customer Lists	3,653	(1,100)	2,553	3,400	(854)	2,546
Other	750	(668)	82	750	(631)	119

Total	$8,575	$(2,900)	$5,675	$8,322	$(2,470)	$5,852

Amortization expense recorded on the intangible assets was $181,000 and $358,000 for the three and six month periods ended December 31, 2004 and $158,000 and $289,000 for the three and six months period ended December 31, 2003. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s majority-owned subsidiaries in Germany and Switzerland. At December 31, 2004, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years were as follows ($000):

Year Ended June 30,
Remaining fiscal 2005	$358
2006	659
2007	561
2008	552
2009	552

Note F - Debt

The components of debt were as follows ($000’s):

	December 31, 2004	June 30, 2004
Line of credit, interest at the LIBOR Rate, as defined, plus 1.00%	$10,400	$—
Term loan, interest at the LIBOR Rate, as defined, plus 1.00% payable in installments beginning in January 2006.	30,000	—
Line of credit, interest at the LIBOR Rate, as defined, plus 0.88%.	—	3,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.88%.	—	9,375
Pennsylvania Industrial Development Authority term note, interest at 3.00%, payable in monthly installments through October 2011	379	404
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,932	2,757

Total debt	43,711	15,536
Current portion of long-term debt	(51)	(7,550)

Long-term debt	$43,660	$7,986

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note F - Debt, Cont’d.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit facility in connection with the Company’s acquisition of Marlow Industries, Inc. This facility has a five-year term and contains a term option in the original amount of $30.0 million and a $30.0 million line of credit option. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments beginning January 1, 2006. The weighted average interest rate of borrowings under the new credit agreement was 3.60% at December 31, 2004. The Company had available $19.1 million under its line of credit as of December 31, 2004.

At December 31, 2004 and June 30, 2004, total outstanding letters of credit supported by the facilities were $0.5 million and $0.4 million, respectively.

The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.07% at December 31, 2004 and 0.06% at June 30, 2004.

Note G - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented ($000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net earnings	$5,793	$3,424	$11,752	$6,538
Divided by:
Weighted average shares	14,558	14,285	14,521	14,256

Basic earnings per share	$0.40	$0.24	$0.81	$0.46

Net earnings	$5,793	$3,424	$11,752	$6,538
Divided by:
Weighted average shares	14,558	14,285	14,521	14,256
Dilutive effect of common stock equivalents	434	386	430	400

Diluted weighted average common shares	14,992	14,671	14,951	14,656

Diluted earnings per share	$0.39	$0.23	$0.79	$0.45

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note H - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net earnings	$5,793	$3,424	$11,752	$6,538
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense of $275 and $184, respectively, for the three and six months ended December 31, 2004 and $254 and $283, respectively, for the three and six months ended December 31, 2003.	743	505	498	562

Comprehensive income	$6,536	$3,929	$12,250	$7,100

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s II-VI infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the Company’s VLOC subsidiary and the Suzhou, China near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and Compound Semiconductor Group, which is the aggregation of the Company’s eV PRODUCTS division, the Company’s Wide Bandgap Materials (WBG) group, the Company’s Advanced Material Development Center (AMDC) group, (which is responsible for corporate research and development activities) and Marlow Industries, Inc. beginning December 2004. As noted in Note A, one month of financial results of Marlow Industries, Inc. are included in the segment information for both the three and six months ended December 31, 2004.

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

The Near-Infrared Optics segment is located in the United States and China. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific and medical instruments and laser gain material and products for solid-state YAG and YLF lasers.

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

The Compound Semiconductor Group is located in the United States, the United Kingdom and Japan. The Compound Semiconductor Group segment is directed by a Group Vice-President. The Company’s eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The Company’s WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries. The Company’s AMDC group directs the corporate research and development initiatives. The Company’s Marlow Industries, Inc. subsidiary designs and manufacturers thermoelectric cooling and power generation solutions for use in defense, space, photonics, telecommunications, medical, consumer and industrial markets.

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

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note I - Segment Reporting, Cont’d.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended December 31, 2004
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$23,513	$8,313	$6,684	$4,703	—	$43,213
Inter-segment revenues	115	1,044	91	951	(2,201)	—
Segment earnings (loss)	7,705	531	358	(774)	—	7,820
Interest expense	—	—	—	—	—	(88)
Other income, net	—	—	—	—	—	203
Earnings before income taxes	—	—	—	—	—	7,935

Depreciation and amortization	1,177	674	445	638	—	2,934
Segment assets	102,635	29,183	40,748	54,480	—	227,046
Expenditures for property, plant and equipment	2,236	740	147	655	—	3,778
Equity investment	—	—	—	2,004	—	2,004
Goodwill, net	5,516	1,927	21,544	17,666	—	46,653

	Three Months Ended December 31, 2003
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$19,891	$5,181	$6,517	$3,046	—	$34,635
Inter-segment revenues	275	844	—	17	(1,136)	—
Segment earnings (loss)	5,158	148	245	(432)	—	5,119
Interest expense	—	—	—	—	—	(117)
Other income, net	—	—	—	—	—	149
Earnings before income taxes	—	—	—	—	—	5,151

Depreciation and amortization	987	602	381	417	—	2,387
Segment assets	86,120	26,439	38,648	17,674	—	168,881
Expenditures for property, plant and equipment	1,504	313	687	377	—	2,881
Equity investment	—	—	—	1,785	—	1,785
Goodwill, net	5,516	1,927	21,544	—	—	28,987

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note I - Segment Reporting, Cont’d.

	Six Months Ended December 31, 2004
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$46,578	$16,060	$13,095	$7,987	—	$83,720
Inter-segment revenues	209	1,811	186	1,840	(4,046)	—
Segment earnings (loss)	15,240	997	639	(1,320)	—	15,556
Interest expense	—	—	—	—	—	(151)
Other income, net	—	—	—	—	—	694
Earnings before income taxes	—	—	—	—	—	16,099

Depreciation and amortization	2,299	1,317	835	1,092	—	5,543
Expenditures for property, plant and equipment	4,754	1,554	597	1,070	—	7,975

	Six Months Ended December 31, 2003
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$39,797	$11,132	$12,199	$5,601	—	$68,729
Inter-segment revenues	446	1,130	—	32	(1,608)	—
Segment earnings (loss)	10,609	692	239	(1,697)	—	9,843
Interest expense	—	—	—	—	—	(251)
Other income, net	—	—	—	—	—	240
Earnings before income taxes	—	—	—	—	—	9,832

Depreciation and amortization	1,969	1,160	790	826	—	4,745
Expenditures for property, plant and equipment	2,490	723	1,009	1,497	—	5,719

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note J - Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

The Company recorded the fair value of contracts with a notional amount of approximately $5.4 million and $3.3 million as of December 31, 2004 and June 30, 2004, respectively. These amounts were recorded in Other accrued liabilities as of December 31, 2004 and June 30, 2004 on the Consolidated Balance Sheets. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $168,000 and increased net earnings by $58,000 for the three months ended December 31, 2004 and December 31, 2003, respectively. The change in the fair value of these contracts decreased net earnings by $91,000 and $79,000 for the six months ended December 31, 2004 and December 31, 2003, respectively.

To satisfy certain provisions of its former credit facility (see Note F), on March 9, 2004 the Company entered into a one-year interest rate cap with a notional amount of $5.6 million replacing an interest rate cap that expired on March 6, 2004. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the former credit agreement. The floating rate option for the cap agreement is the one-month LIBOR rate with a cap strike rate of 2.00%. At December 31, 2004 the one-month LIBOR rate was 2.40%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of the interest rate cap on net earnings for the three and six months ended December 31, 2004 was insignificant. Under the terms of the new credit facility, within ninety calendar days of the closing date of the new facility, the Company is required to enter into one or more interest rate protection agreements covering at least 50% of the principal amount of the term loan. The Company expects that this interest rate protection agreement will be in place by the required date.

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

In accordance with the disclosure requirements of SFAS No. 148, the following pro forma information adjusts previously reported net earnings, basic earnings per common share and diluted earnings per common share to reflect the fair value recognition provisions of SFAS No. 123 ($000 except per share data).

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003
	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings and earnings per common share, as reported	$5,793	$0.40	$0.39	$3,424	$0.24	$0.23

Add: Stock-based employee compensation cost, net of related income tax effects, recorded in the financial statements	—	—	—	—	—	—

Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(399)	(0.03)	(0.03)	(171)	(0.01)	(0.01)

Pro forma net earnings and earnings per common share	$5,394	$0.37	$0.36	$3,253	$0.23	$0.22

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note K - Stock-Based Compensation, Cont’d.

	Six Months Ended December 31, 2004			Six Months Ended December 31, 2003
	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings and earnings per common share, as reported	$11,752	$0.81	$0.79	$6,538	$0.46	$0.45

Add: Stock-based employee compensation cost, net of related income tax effects, recorded in the financial statements	—	—	—	—	—	—

Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(719)	(0.05)	(0.05)	(341)	(0.02)	(0.02)

Pro forma net earnings and earnings per common share	$11,033	$0.76	$0.74	$6,197	$0.44	$0.43

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Risk free interest rate	4.06%	3.63%	3.77%	3.61%
Expected volatility	64%	64%	64%	64%
Expected life of options	7.11 years	7.04 years	7.11 years	7.04 years
Expected dividends	none	none	none	none

During December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123(R)), which amends SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows.” SFAS 123(R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the six months ended December 31, 2004 and as of and for the year ended June 30, 2004 ($000).

	Six Months Ended December 31, 2004	Year Ended June 30, 2004
Balance – Beginning of Period	$552	$504
Expense and writeoffs, net	159	48
Other	217	—

Balance – End of Period	$928	$552

The component of “Other” relates to the warranty reserve from the acquisition of Marlow Industries, Inc. in December 2004 (see Note O).

Note M - Investment in 5N Plus, Inc.

The Company has a 33% equity ownership interest in 5N Plus, Inc. which is a supplier to the Company. 5N Plus, Inc. is based in Montreal, Canada. The investment is accounted for under the equity method of accounting and is shown as Investment on the accompanying Consolidated Balance Sheets.

At December 31, 2004 and June 30, 2004, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with 5N Plus, Inc. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.5% on the unpaid balance.

The Company’s pro rata share of the earnings from this investment and the interest received from these agreements was $67,000 and $140,000 for the three and six month periods ended December 31, 2004 and $18,000 and $3,000 for the three and six month periods ended December 31, 2003.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note N - Acquisition of Marlow Industries, Inc.

In December 2004, the Company acquired the outstanding shares of Marlow Industries, Inc. (Marlow) for approximately $29.7 million net of cash acquired of $2.9 million and including transaction costs of approximately $0.3 million, subject to certain post-closing adjustments. Marlow is a global leader in the design and manufacture of thermoelectric solutions for both cooling and power generation based on compound semiconductor materials. Marlow’s products are sold in a variety of markets, including defense, space, photonics, telecommunications, medical, consumer and industrial markets. As a result of the acquisition, the Company is expected to recognize synergies in material growth technology and utilization of its worldwide manufacturing and distribution networks to increase the operational and financial results of the combined companies. The financial results of Marlow are included for one month in the Company’s financial results for both the three and six month periods ended December 31, 2004.

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values, and included operating results in the consolidated financial statements since December 2004. The Company is presently in the process of obtaining a third-party valuation of the intangible assets acquired from Marlow and finalizing their deferred income tax assets and liabilities; thus the allocation of purchase price among goodwill, intangible assets not subject to amortization, intangible assets subject to amortization and deferred income tax assets and liabilities as well as determination of their related amortization periods, has not yet been finalized and are therefore subject to adjustment in future periods. The Company anticipates finalizing its accounting for the purchase of Marlow Industries, Inc. by June 30, 2005. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$4,421
Inventories	3,969
Prepaid and other current assets	23
Property, plant, and equipment	8,259
Goodwill	17,666
Other assets	1,227

Total assets acquired	$35,565

Liabilities
Accounts payable	$3,134
Accrued liabilities	1,593
Other long-term liabilities	1,188

Total liabilities assumed	$5,915

Net assets acquired	$29,650

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note N - Acquisition of Marlow Industries, Inc., Cont’d.

The Consolidated Statements of Earnings includes the results of Marlow since December 2004. The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2003, the beginning of the Company’s fiscal year 2004 ($000 except per share).

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net Revenues	$47,743	$39,553	$94,968	$78,402
Net Income	$5,576	$2,872	$11,237	$5,220
Basic earnings per share	$0.38	$0.20	$0.77	$0.37
Dilutive earnings per share	$0.37	$0.20	$0.75	$0.36

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note O - Legal Proceedings

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys’ fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys’ fees and costs. The Company and the Defendant have appealed the decision by the lower court. In December 2004, the Company filed its brief with the court of appeals. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain.

Note P - New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing.” SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on qualified Production Activities Provided by the American Jobs Creation Act (“the Act”) of 2004.” The FASB also issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Company is currently evaluating the impact that the Act will have on its financial position and results of operations.

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

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by II-VI Incorporated (the “Company”) or its subsidiaries, the development and use of new technology and the actions of competitors.

There are additional risks that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on September 13, 2004.

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

As of December 31, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2004.

Introduction

We generate revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, military, medical, security and aerospace applications. We also generate revenue, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufactures, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, digital radiography, thermo-electric solutions, U.S. government prime contractors and various U.S. government agencies.

The Management Discussions and Analysis of Financial Condition and Results of Operations for the three and six month period ended December 31, 2004 include one month of operations of the Company’s recently acquired Marlow subsidiary included in the Compound Semiconductor Group.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2004	2003		2004	2003
Bookings	$49,380	$41,110	20%	$86,912	$75,692	15%
Revenues	43,213	34,635	25%	83,720	68,729	22%
Net earnings	5,793	3,424	69%	11,752	6,538	80%
Diluted earnings per share	0.39	0.23	70%	0.79	0.45	76%

Net earnings for the second quarter of fiscal 2005 were $5,793,000 ($0.39 per share-diluted) on revenues of $43,213,000. This compares to net earnings of $3,424,000 ($0.23 per share-diluted) on revenues of $34,635,000 in the second quarter of fiscal 2004. For the six months ended December 31, 2004, net earnings were $11,752,000 ($0.79 per share-diluted) on revenues of $83,720,000. This compares to net earnings of $6,538,000 ($0.45 per share-diluted) on revenues of $68,729,000 for the six months ended December 31, 2003. The increase in net earnings for the current fiscal three and six month periods is primarily attributed to an increase in revenues of 25% and 22% for both the three and six month periods, respectively, compared to the same quarters last fiscal year. The increase in revenues was primarily driven by both the Infrared Optics and Near-Infrared Optics segments which has experienced increased product demands as the pace of both laser production and usage have increased. In addition to the increase in revenues, improved operating results from these two segments impacted net earnings favorably. This earnings improvement was due to operating efficiencies and cost savings realized through increased manufacturing performed at the Company’s Singapore and China facilities and the lowering of the effective tax rate for the current three and six month periods based on a new tax program offered to II-VI Singapore by the Singapore government effective July 1, 2004.

Bookings for the second quarter of fiscal 2005 increased 20% to $49,380,000 compared to $41,110,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future. Compound Semiconductor Group, Infrared Optics and Near-Infrared Optics showed the strongest increases in bookings for the second quarter of fiscal 2005 compared to the same period last fiscal year. The Compound Semiconductor Group’s bookings increased approximately $7.3 million, which included $4.1 million of bookings from Marlow which was acquired in December 2004. In addition to the bookings from Marlow, the Group’s eV PRODUCTS division increased bookings by approximately $3.0 million due to the receipt of a yearly blanket order and product development contracts. Infrared Optics bookings increased 19% for the second quarter of fiscal 2005 compared to the same period last fiscal year due to stronger market demands from both Original Equipment Manufacturers (OEM’s) and aftermarket customers in the industrial carbon dioxide (CO2) laser optics market. The Near-Infrared Optics bookings increased 29% for the second quarter of fiscal 2005 compared to the same period last fiscal year as all product lines have realized year over year growth including the Ultra Violet (UV) filter product line and custom laser crystal product lines. This increase in bookings was partially offset by a decrease in Military Infrared Optics bookings believed to be delayed to the next fiscal quarter. Bookings for contract research and development for the second quarter of fiscal 2005 of $1,757,000 increased 138% compared to $737,000 for the same period last fiscal year. The increase in contract research and development bookings is due to receiving two contract bookings totaling approximately $0.9 million in the Compound Semiconductor Group to fund the production of Cadmium Zinc Tellurium and Silicon Carbide materials. In addition, the Near-Infrared Optics segment received a contract valued at approximately $0.8 million to assist in the development of Potassium Nickel Sulfate used in the Company’s UV filter product line.

Bookings for the six months ended December 31, 2004 increased 15% to $86,912,000 compared to $75,692,000 for the same period last fiscal year. Bookings for contract research and development for the six months ended December 31, 2004 were $3,207,000 compared to $2,049,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2004 compared to the same period last fiscal year is due to the same general factors mentioned above.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in interest expense and other income, net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note I to the Company’s consolidated financial statements.

Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2004	2003		2004	2003
Bookings	$26,070	$21,851	19%	$49,056	$44,175	11%
Revenues	23,513	19,891	18%	46,578	39,797	17%
Segment earnings	7,705	5,158	49%	15,240	10,609	44%

Bookings for the second quarter of fiscal 2005 for Infrared Optics increased 19% to $26,070,000 from $21,851,000 in the second quarter of last fiscal year. Demand from OEM’s who use infrared optics in their laser systems are strong across all markets serviced. Demand is expected to remain strong for the near-term as manufacturing companies worldwide continue to invest in laser equipment to increase productivity and lower costs. The markets for low power applications, such as marking and engraving, continue to grow. Bookings for the six months ended December 31, 2004 increased 11% to $49,056,000 from $44,175,000 for the same period last fiscal year. Bookings for the six month period grew at a slower pace than the second quarter due to the timing of bookings recorded by the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l. Bookings recorded from that part of the world will occur on a more continual basis. When LOT Suisse was an independent distributor for the Company, a significant twelve-month contract was booked in the first quarter of each fiscal year, including the first quarter of last fiscal year. For the six months ended December 31, 2004, infrared optics bookings increased approximately 17% as compared to the same period last fiscal year when bookings from Switzerland of approximately $2,607,000 and $4,595,000 for the six months ended December 31, 2004 and 2003, respectively, are removed from both periods.

Revenues for the second quarter of fiscal 2005 for Infrared Optics increased 18% to $23,513,000 from $19,891,000 in the second quarter of last fiscal year. This increase was primarily attributable to increased shipment volume to both OEM and aftermarket customers. The Infrared Optics business continues to strengthen as the U.S. and Japanese economies continue to strengthen. Revenues for the six months ended December 31, 2004 increased 17% to $46,578,000 from $39,797,000 for the same period last fiscal year as the stronger order intake has translated into stronger revenues for the current period.

Segment earnings for the second quarter of fiscal 2005 increased 49% to $7,705,000 from $5,158,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2004 increased 44% to $15,240,000 from $10,609,000 for the same period last fiscal year. The improvement in segment earnings for the current fiscal three and six month periods was due to a combination of increased sales volume, an increased level of manufacturing at the Company’s Asian facilities in Singapore and China and productivity improvements occurring at our various manufacturing facilities.

Near-Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2004	2003		2004	2003
Bookings	$9,015	$6,963	29%	$16,070	$11,573	39%
Revenues	8,313	5,181	60%	16,060	11,132	44%
Segment earnings	531	148	259%	997	692	44%

Bookings for the second quarter of fiscal 2005 for Near-Infrared Optics increased 29% to $9,015,000 from $6,963,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2004 were $16,070,000 compared to $11,573,000 for the same period last fiscal year. The increase in bookings for the current fiscal three and six month periods is primarily driven by bookings for the UV filter product line used to assist aircraft in the early detection of missile threats. In addition to bookings for the UV filters product line, stronger bookings were received from various military programs such as counter measure weapon systems, detection systems and target designators.

Revenues for the second quarter of fiscal 2005 for Near-Infrared Optics increased 60% to $8,313,000 compared to $5,181,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2004 increased 44% to $16,060,000 from $11,132,000 for the same period last fiscal year. This increase in revenues for both the current fiscal three and six month periods was attributed to revenues from the UV filter product line. During the current fiscal year, increased customer delivery requirements of the UV filter product line drove the revenue increase. In addition, increased shipments of standard optics and crystal products used in the military market contributed to the revenue increase.

Segment earnings for the second quarter of fiscal 2005 increased 259% to $531,000 from $148,000 in the second quarter of last fiscal year. Segment earnings for the six months ended increased 44% to $997,000 from $692,000 for the same period last fiscal year. The primary contributor to the increase in segment earnings is due to the increase in revenues for both the three and six month periods ended December 31, 2004.

Military Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2004	2003		2004	2003
Bookings	$5,275	$10,559	(50)%	$10,917	$16,664	(34)%
Revenues	6,684	6,517	3%	13,095	12,199	7%
Segment earnings	358	245	46%	639	239	167%

Bookings for the second quarter of fiscal 2005 for Military Infrared Optics decreased 50% to $5,275,000 as compared to $10,559,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2004 decreased 34% to $10,917,000 as compared to $16,664,000 for the same period last fiscal year. The overall decrease in bookings for both the current fiscal three and six month periods was due in part to a slowdown in military procurement relating to the war efforts. In addition, planned reduction in the Javelin Missile Program and procurement delays for other military programs have all contributed to this decrease. The decrease in bookings was partially offset during the three months ended December 31, 2004 as the Company booked the first significant order for the Joint Strike Fighter of approximately $1.5 million.

Revenues for the second quarter of fiscal 2005 for Military Infrared Optics increased 3% to $6,684,000 compared to $6,517,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2004 increased 7% to $13,095,000 compared to $12,199,000 for the same period last fiscal year. Contributing to the increase in revenues was the continued progress of the segment’s sapphire window assembly product line for the three and six months ended December 31, 2004. In addition to the sapphire window assembly, the demand for core military products has also contributed to the revenue increase.

Segment earnings for the second quarter of fiscal 2005 increased 46% to $358,000 compared to segment earnings of $245,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2004 increased 167% to $639,000 compared to $239,000 for the same period last fiscal year. The improvement in segment earnings for the three and six month periods of the current fiscal year was primarily due to an increase in revenue for both periods. In addition, during the prior fiscal year the Company incurred losses from activities performed on a fixed price percentage of completion contract which was terminated during the fiscal year ended June 30, 2004.

Compound Semiconductor Group ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase (Decrease)
	2004	2003		2004	2003
Bookings	$9,020	$1,737	419%	$10,869	$3,288	231%
Revenues	4,703	3,046	54%	7,987	5,601	43%
Segment (loss)	(774)	(432)	(79%)	(1,320)	(1,697)	(22)%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s eV PRODUCTS division, the Company’s WBG group, the Company’s AMDC group and one-month financial results of Marlow for both the three and six month periods ended December 31, 2004.

Bookings for the second quarter of fiscal 2005 for the Compound Semiconductor Group were $9,020,000 as compared to $1,737,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2004 were $10,869,000 compared to $3,288,000 for the same period last fiscal year. Included in the current fiscal three and six months bookings were approximately $4.1 million of bookings from Marlow Other increases in bookings for the Group included bookings in the eV PRODUCTS division for a yearly blanket order of approximately $2.2 million for their bone mineral densitometry detectors and product development and contract bookings totaling approximately $1.1 million. During the second quarter ended December 31, 2004 the WBG group recorded its first booking from a multi-year military cost-sharing contract for the production of high quality 4-inch silicon carbide substrates for use in advanced wide bandgap semiconductor RF devices. Under the Company’s bookings policy the group recorded approximately $0.5 million under this contract during the quarter.

Revenues for the second quarter of fiscal 2005 for the Compound Semiconductor Group were $4,703,000 compared to $3,046,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2004 were $7,987,000 compared to $5,601,000 for the same period last fiscal year. Included in the current fiscal three and six month periods were revenues of approximately $2.3 million from Marlow. Excluding the revenues of Marlow, revenues for the Compound Semiconductor Group for the three months ended December 31, 2004 decreased approximately $0.6 million or 21% from the same period last fiscal year. The decrease in revenues was attributed primarily to a lowering of demand for the Group’s bone mineral densitometry product line from its major medical imaging customer. For the six month period ended December 31, 2004 revenues excluding Marlow, were $5.7 million compared to $5.6 million for the same period last fiscal year.

The segment loss for the second quarter of fiscal 2005 of $774,000 increased from the segment loss of $432,000 in the second quarter of the prior fiscal year. The increase in segment loss for the three months ended December 31, 2004 compared to the same period last fiscal year was primarily due to lower revenues from the Group’s eV PRODUCTS division’s bone mineral densitometry radiation sensor products. The segment loss of $1,320,000 for the six months ended December 31, 2004 decreased from the segment loss of $1,697,000 for the same period last fiscal year. The improvement in the segment loss for the six months ended December 31, 2004 compared to the same period last fiscal year was primarily due to improved operating results of the WBG group due to an increase in contract revenue as well as one month of segment earnings from Marlow.

Overall

Manufacturing gross margin, which is calculated as net sales less cost of goods sold, for the second quarter of fiscal 2005 was $18,275,000 or 44% of net sales compared to $13,982,000 or 42% of net sales for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2004 was $35,685,000 or 45% of revenue compared to $27,969,000 or 43% of revenues for the same period last fiscal year. The increased sales volume for the current periods as compared to the same periods last fiscal year and the increase in the amount of manufacturing performed at the Company’s Singapore and China facilities all impacted gross margins favorably for both the three and six month periods. The Company manufacturing gross margin for three and six months ended December 31, 2004 has started to be impacted unfavorably due to the increases in the Company’s raw materials cost. Specifically, the Infrared Optics segment has experienced a sharp increase in the price of selenium, which has seen the cost per pound increase from approximately $4.00 per pound to approximately $38.00 per pound over the last 18 months.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2005 was $842,000 or 48% of research and development revenues compared to a gross margin of $286,000 or 17% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2004 was $1,217,000 or 27% of research and development revenue compared to a gross margin of $336,000 or 9% of research and development revenue for the same period last fiscal year. The increase in the contract research and development gross margin for the three and six months ended December 31, 2004 was due to losses recognized in the prior fiscal year from activities performed on a fixed price percentage of completion contract in the Military Optics segment. During the six month period ended December 31, 2004, the Company recognized approximately $144,000 of gross margin on this contract compared to a loss of $196,000 for the same period last fiscal year. In addition to the improvement in gross margin in the Military Optics segment, gross margin improvements were realized on contracts in the Compound Semiconductor Group. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the second quarter of fiscal 2005 were $1,584,000 or 4% of revenue were consistent with the same period last fiscal year of $1,367,000 or 4% of revenues. Company funded internal research and development expenses for the six months ended December 31, 2004 were $2,632,000 or 3% of revenues compared to $2,454,000 or 4% of revenues. The internal research and development expenses for the last two quarters of fiscal year 2005 is expected to be higher than the just recently completed periods due to a full quarter internal research and development at Marlow.

Selling, general and administrative expenses for the second quarter of fiscal 2005 were $9,713,000 or 22% of revenues compared to $7,782,000 or 22% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2004 were $18,714,000 or 22% of revenues compared to $16,008,000 or 23% of revenues for the same period last year. The dollar increase for the three and six month periods primarily reflects increased salary expenses for the Company’s worldwide profit driven bonus program.

Interest expense for the second quarter of fiscal 2005 was $88,000 compared to $117,000 for the same period last fiscal year. For the six months ended December 31, 2004, interest expense was $151,000 compared to $251,000 for the same period last fiscal year. During the month of December 2004, in connection with the acquisition of Marlow the Company replaced its existing $45.0 million credit facility scheduled to expire August 2005 with a new $60.0 million credit facility (see Note F). The increase in interest expense due to borrowings related to the Marlow acquisition was more than offset by lower average debt levels during the current quarter than during the prior fiscal quarter as well as the the capitalization of approximately $0.1 million of interest for the Company’s coating and administration facility expansion in progress at the Saxonburg, Pennsylvania facility.

Other income for the second quarter of fiscal 2005 was $203,000 compared to other income of $149,000 for the same period last fiscal year. Other income for the six months ended December 31, 2004 was $694,000 compared to $240,000 of other income for the same period last fiscal year. These income items for both the three and six month periods included foreign currency gains, earnings from our one-third interest in 5NPlus, Inc. and other income items. Other income was partially offset by the minority interests in our majority-owned subsidiaries in Germany and Switzerland, the write-off of debt issuance costs associated with the credit facility the Company replaced before its maturity date, and other expense items.

The Company’s year-to-date effective income tax rate is 27% compared to an effective income tax rate of 33% for the same period in fiscal 2004. The decrease in the effective tax rate is the result of an expected shift in the mix of taxable earnings to lower tax rate jurisdictions as well as a lower tax rate on the Singapore operations based on a new tax program offered to II-VI Singapore by the Singapore government effective July 1, 2004. The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit. We are currently evaluating the potential impact of this legislation, including assessing the details of the Act, analyzing the funds available for repatriation and the economic cost of doing so, assessing the qualified uses of repatriated funds and assessing the domestic manufacturing benefit. However, given the preliminary stage of our evaluation, at this time it is not possible to determine what impact this legislation may have on the Company’s effective tax rate.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercise of stock options, as well as through long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses, and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash:

	Six Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$3,267	$10,513
Proceeds from exercise of stock options	1,029	586
Additions to property, plant and equipment	(7,975)	(5,719)
Purchases of businesses, net of cash acquired	(29,650)	(1,954)
Net borrowings net of cash acquired on long-term borrowings	28,000	(3,397)

In the first six months of fiscal 2005, cash provided by operations was approximately $3.3 million. The increase in cash was driven by the Company’s net earnings of approximately $11.8 million along with depreciation and amortization expense of approximately $5.5 million and a decrease in accounts receivable of approximately $2.4 million. The increase in cash was offset by working capital requirement (inventories, accounts payable and other operating net assets) of approximately $15.8 million.

Net cash used in investing during the first six months of fiscal 2005 of approximately $37.6 million was primarily from the Company’s acquisition of Marlow of approximately $29.7 million and property, plant and equipment expenditures of $8.0 million. Net cash provided by financing activities of $29.0 million included borrowings on short-term and long-term debt totaling $45.4 million, payments made on borrowings of $17.4 million and $1.0 million of proceeds from the exercise of stock options.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit agreement in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term option in the original amount of $30.0 million and a $30.0 million line of credit option.

The facility is collateralized by a pledge of 65% of the stock of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments beginning January 1, 2006. The weighted average interest rate of borrowings under the new credit agreement was 3.60% at December 31, 2004. The Company had available $19.1 million under its line of credit as of December 31, 2004.

The Company is expanding its coating facility and administrative offices at its Saxonburg, Pennsylvania facility. Estimated total costs of the expansion project are expected to approximate $9.6 million. As of December 31, 2004 approximately $3.8 million has been incurred; the remaining amounts will be funded from cash generated from operations.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	December 31, 2004	June 30, 2004
Cash and cash equivalents	$16,270	$21,683
Available borrowing capacity	19,100	16,600
Total debt obligations	43,711	15,536

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and growth for the remainder of fiscal 2005.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31 2004.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$43,711	$51	$25,536	$18,011	$113
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,158	1,147	940	71	—
Purchase Obligations	14,934	7,216	7,718	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$60,803	$8,414	$34,194	$18,082	$113

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended December 31, 2004.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and $14,000 for the three months and six months ended December 31, 2004 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $429,000 to an increase of $542,000 for the three months ended December 31, 2004 and in the range from a decrease of $834,000 to an increase of $1,029,000 for the six months ended December 31, 2004.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains (losses) were $(35,000) and $156,000 for the three and six month periods ended December 31, 2004, respectively, and $324,000 and $424,000 for the three and six month periods ended December 31, 2003, respectively.

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

Interest Rate Risks

On March 9, 2004, the Company entered into a one-year interest rate cap, replacing an existing interest rate cap that matured on March 6, 2004, with a notional amount of $5.6 million as required under the terms of its previous credit agreement in order to limit interest rate exposure on one-half of the then outstanding balance of the term loan. During the quarter ended December 31, 2004, the Company increased its borrowings in connection with the acquisition of Marlow by $28.2 million. As of December 31, 2004, the total borrowings of $43.7 million include $30.0 million under the term loan option, $10.4 million under the line of credit option, a $2.9 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $76,000 and $148,000 for the three and six months ended December 31, 2004, respectively.

Item 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 4a. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 5, 2004, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were (1) the election of two directors for a term to expire in 2007, (2) the ratification of the Board of Directors’ selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005 and (3) an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock that are authorized to issue from 30,000,000 to 100,000,000 shares.

Each of the nominees for director were reelected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Peter W. Sognefest	13,399,192	852,005	14,251,197
Francis J. Kramer	13,633,237	617,960	14,251,197

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005 was 14,252,807 with 13,711,153 votes for, 524,971 votes against and 16,683 votes abstaining.

The total number of votes cast regarding the Company’s amendment to its Articles of Incorporation to increase the number of shares of common stock that are authorized to issue from 30,000,000 to 100,000,000 shares was 14,252,807 with 9,116,866 votes for 5,118,507 votes against and 17,434 votes abstaining.

There were no broker non-votes on these matters.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit	Reference
2.1	Agreement and Plan of Merger by and among II-VI Incorporated and II-VI Acquisition Co. and Marlow Industries, Inc. and its Shareholders dated as of December 10, 2004.	Incorporated by reference is Exhibit 2.1 to II-VI’s Form 8-K

10.1	$30,000,000 Revolving Credit Facility $30,000,000 Term Loan Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated December 10, 2004.	Incorporated by reference is Exhibit 10.1 to II-VI’s Form 8-K

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 9, 2005	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: February 9, 2005	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
2.1	Agreement and Plan of Merger by and among II-VI Incorporated and II-VI Acquisition Co. and Marlow Industries, Inc. and its Shareholders dated as of December 10, 2004.	Incorporated by reference is Exhibit 2.1 to II-VI’s Form 8-K

10.1	$30,000,000 Revolving Credit Facility $30,000,000 Term Loan Credit Agreement by and among II-VI Incorporated, its subsidiary guarantors, various lenders and PNC Bank, National Association dated December 10, 2004.	Incorporated by reference is Exhibit 10.1 to II-VI’s Form 8-K

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.