Form 10-Q
period 2005-03-31
II-VI INC
filed 2005-05-09
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

At May 4, 2005, 29,160,854 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2005	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$18,639	$21,683
Accounts receivable – less allowance for doubtful accounts and warranty returns of $1,970 at March 31, 2005 and $1,343 at June 30, 2004	32,137	25,540
Inventories	43,758	29,201
Deferred income taxes	6,445	4,561
Prepaid and other current assets	2,409	1,595

Total Current Assets	103,388	82,580

Property, Plant & Equipment, net	73,941	62,339
Goodwill	41,567	28,987
Investment	2,053	1,888
Other Intangible Assets, net	16,429	5,852
Other Assets	2,673	2,288

	$240,051	$183,934

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$11,479	$8,337
Accrued salaries and wages	4,621	3,291
Accrued bonuses	4,811	7,386
Income taxes payable	3,395	4,295
Accrued profit sharing contribution	1,758	2,122
Other accrued liabilities	4,153	2,815
Current portion of long-term debt	1,926	7,550

Total Current Liabilities	32,143	35,796

Long-Term Debt – less current portion	39,650	7,986
Deferred Income Taxes	13,140	6,177
Other Liabilities	2,677	2,108

Total Liabilities	87,610	52,067
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares at March 31, 2005 and 30,000,000 shares at June 30, 2004; issued – 31,296,348 shares at March 31, 2005 and 31,041,426 shares at June 30, 2004	44,748	42,429
Accumulated other comprehensive income, net of income taxes	1,323	1,081
Retained earnings	108,280	90,267

	154,351	133,777
Less treasury stock, at cost, 2,137,760 shares	1,910	1,910

Total Shareholders’ Equity	152,441	131,867

	$240,051	$183,934

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Net sales:
Domestic	$29,561	$16,436
International	21,632	20,038

	51,193	36,474
Contract research and development	2,120	2,655

	53,313	39,129

Costs, Expenses & Other (Income) Expense

Cost of goods sold	30,544	19,525
Contract research and development	1,704	1,808
Internal research and development	1,410	1,259
Selling, general and administrative	10,674	9,152
Interest expense	421	101
Other (income) expense, net	(16)	105

	44,737	31,950

Earnings Before Income Taxes	8,576	7,179

Income Taxes	2,315	2,404

Net Earnings	$6,261	$4,775

Basic Earnings Per Share	$0.21	$0.17

Diluted Earnings Per Share	$0.21	$0.16

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2005	2004
Revenues
Net sales:
Domestic	$75,020	$47,003
International	55,452	54,496

	130,472	101,499
Contract research and development	6,561	6,359

	137,033	107,858

Costs, Expenses & Other Income

Cost of goods sold	74,138	56,582
Contract research and development	4,928	5,175
Internal research and development	4,042	3,713
Selling, general and administrative	29,388	25,160
Interest expense	572	352
Other income, net	(710)	(135)

	112,358	90,847

Earnings Before Income Taxes	24,675	17,011

Income Taxes	6,662	5,698

Net Earnings	$18,013	$11,313

Basic Earnings Per Share	$0.62	$0.40

Diluted Earnings Per Share	$0.60	$0.39

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net earnings	$18,013	$11,313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,186	6,768
Amortization	811	472
Gain on foreign currency remeasurements and transactions	(778)	(77)
Net loss on disposal or writedown of assets	10	122
Deferred income taxes	(474)	1,452
Increase (decrease) in cash from changes in:
Accounts receivable	(1,299)	(2,342)
Inventories	(10,186)	(3,142)
Accounts payable	122	469
Other operating net assets	(2,997)	3,286

Net cash provided by operating activities	11,408	18,321

Cash Flows from Investing Activities
Additions to property, plant and equipment	(11,694)	(8,889)
Proceeds from sale of property, plant and equipment	63	—
Purchase of businesses, net of cash acquired	(29,747)	(2,554)
Dividend from unconsolidated business	10	8

Net cash used in investing activities	(41,368)	(11,435)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	15,400	4,000
Payments on short-term borrowings	(10,000)	(5,000)
Proceeds on long-term borrowings	30,000	—
Payments on long-term borrowings	(9,360)	(5,036)
Proceeds from exercise of stock options	1,110	942
Payment for redemption of Shareholders Rights Plan	—	(144)

Net cash provided by (used in) financing activities	27,150	(5,238)

Effect of exchange rate changes on cash and cash equivalents	(234)	(791)

Net (decrease) increase in cash and cash equivalents	(3,044)	857

Cash and Cash Equivalents at Beginning of Period	21,683	15,583

Cash and Cash Equivalents at End of Period	$18,639	$16,440

Non-cash transactions:
Accrued purchase price for assets acquired	$—	$1,200

Cash paid for interest	$597	$400

Cash paid for income taxes	$5,448	$2,966

- See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements for the three and nine month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s annual report on Form 10-K for the year ended June 30, 2004. The consolidated results of operations for the three and nine month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The results include Marlow Industries, Inc., the Company’s recently-acquired subsidiary, for the quarter ended March 31, 2005 and in four of the nine months ended March 31, 2005.

On February 17, 2005, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common stock for shareholders of record on March 2, 2005. The stock split was distributed on March 22, 2005 by issuing one additional share of common stock for every share of common stock held. The applicable share and per share data for all periods included herein have been restated to give effect to this stock split.

Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.

Note B - Contract Receivables

The components of contract receivables, which are a component of accounts receivable were as follows ($000):

	March 31, 2005	June 30, 2004
Billed	$650	$721
Unbilled	2,095	1,755

	$2,745	$2,476

Note C - Inventories

The components of inventories were as follows ($000):

	March 31, 2005	June 30, 2004
Raw materials	$10,246	$7,700
Work in progress	18,812	13,441
Finished goods	14,700	8,060

	$43,758	$29,201

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note D - Property, Plant and Equipment

Property, plant and equipment (at cost or valuation) consist of the following ($000):

	March 31, 2005	June 30, 2004
Land and land improvements	$1,842	$1,453
Buildings and improvements	34,251	32,068
Machinery and equipment	88,497	74,397
Construction in progress	10,454	9,852

	135,044	117,770

Less accumulated depreciation	61,103	55,431

	$73,941	$62,339

Capitalized interest expense associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $66,000 for the nine months ended March 31, 2005. No interest was capitalized during the nine month period ended March 31, 2004.

Note E - Goodwill and Intangible Assets

In connection with the acquisition of Marlow Industries, Inc., (Marlow) in December 2004 (see Note N), the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheet based on the preliminary purchase price allocation. The Company is presently in the process of finalizing the purchase accounting relating to this acquisition; in particular the allocation of purchase price among goodwill and deferred income tax assets and liabilities has not yet been finalized and are therefore subject to adjustment in future periods. The Company anticipates finalizing its purchase price allocation of Marlow by June 30, 2005.

Changes in the carrying amount of goodwill are as follows ($000):

	Nine Months Ended March 31, 2005	Year Ended June 30, 2004
Balance – Beginning of Period	$28,987	$28,987
Goodwill acquired – Marlow Industries, Inc.	12,580	—

Balance – End of period	$41,567	$28,987

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note E - Goodwill and Intangible Assets, Cont’d.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill were as follows ($000):

	March 31, 2005			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,346	$(987)	$4,359	$2,681	$(693)	$1,988
Trademark	7,191	(348)	6,843	1,491	(292)	1,199
Customer Lists	5,956	(1,258)	4,698	3,400	(854)	2,546
Other	1,275	(746)	529	750	(631)	119

Total	$19,768	$(3,339)	$16,429	$8,322	$(2,470)	$5,852

Amortization expense recorded on the intangible assets was $453,000 and $811,000 for the three and nine month periods ended March 31, 2005 and $183,000 and $472,000 for the three and nine months period ended March 31, 2004. In connection with the acquisition of Marlow Industries, Inc., the Company completed its valuation of certain identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations” during the recently completed quarter-end March 31, 2005. The Company recognized approximately $11.2 million of identifiable intangibles as result of the valuation. The carrying amount of the acquired trade name with an indefinite life totaled $5.7 million. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s majority-owned subsidiaries in Germany and Switzerland. At March 31, 2005, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years was as follows ($000):

Year Ended June 30,
Remaining fiscal 2005	$432
2006	1,465
2007	1,287
2008	1,176
2009	1,103

Note F - Debt

The components of debt were as follows ($000’s):

	March 31, 2005	June 30, 2004
Line of credit, interest at the LIBOR Rate, as defined, plus 1.00%	$8,400	$—
Term loan, interest at the LIBOR Rate, as defined, plus 1.00% payable in installments beginning in January 2006.	30,000	—
Line of credit, interest at the LIBOR Rate, as defined, plus 0.88%.	—	3,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.88%.	—	9,375
Pennsylvania Industrial Development Authority term note, interest at 3.00%, payable in monthly installments through October 2011	366	404
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,810	2,757

Total debt	41,576	15,536
Current portion of long-term debt	(1,926)	(7,550)

Long-term debt	$39,650	$7,986

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note F - Debt, Cont’d.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit facility in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term option in the original amount of $30.0 million and a $30.0 million line of credit option. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable quarterly beginning January 1, 2006. The weighted average interest rate of borrowings under this credit agreement was 3.23% at March 31, 2005. The Company had available $21.1 million under its line of credit as of March 31, 2005.

At March 31, 2005 and June 30, 2004, total outstanding letters of credit supported by the facilities were $0.5 million and $0.4 million, respectively.

The Company has a 300 million Yen loan. The loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen base rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen base rate was 0.07% at March 31, 2005 and 0.06% at June 30, 2004.

Note G - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. All per share data for the three and nine month periods ended March 31, 2005 and 2004 have been adjusted to reflect the two-for-one split of the Company’s common stock paid as a stock dividend to shareholders of record on March 2, 2005 and distributed on March 22, 2005. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented ($000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net earnings	$6,261	$4,775	$18,013	$11,313
Divided by:
Weighted average shares	29,153	28,692	29,079	28,572

Basic earnings per common share	$0.21	$0.17	$0.62	$0.40

Net earnings	$6,261	$4,775	$18,013	$11,313
Divided by:
Weighted average shares	29,153	28,692	29,079	28,572
Dilutive effect of common stock equivalents	808	754	842	782

Diluted weighted average common shares	29,961	29,446	29,921	29,354

Diluted earnings per common share	$0.21	$0.16	$0.60	$0.39

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note H - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net earnings	$6,261	$4,775	$18,013	$11,313
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense (benefit) of $(95) and $90, respectively, for the three and nine months ended March 31, 2005 and ($131) and $152, respectively, for the three and nine months ended March 31, 2004.	(256)	(261)	242	301

Comprehensive income	$6,005	$4,514	$18,255	$11,614

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s II-VI infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the Company’s VLOC subsidiary and the Suzhou, China near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and Compound Semiconductor Group, which is the aggregation of the Company’s eV PRODUCTS division, the Company’s Wide Bandgap Materials (WBG) group, the Company’s Advanced Material Development Center (AMDC) group, (which is responsible for corporate research and development activities) and Marlow, beginning December 2004. Four months of financial results of Marlow are included in the segment information for the nine months ended March 31, 2005.

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

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note I - Segment Reporting, Cont’d.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended March 31, 2005
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$26,497	$8,708	$5,876	$12,232	—	$53,313
Inter-segment revenues	202	1,075	183	485	(1,945)	—
Segment earnings (loss)	8,705	655	(366)	(13)	—	8,981
Interest expense	—	—	—	—	—	(421)
Other income, net	—	—	—	—	—	16
Earnings before income taxes	—	—	—	—	—	8,576

Depreciation and amortization	1,035	652	469	1,297	—	3,453
Segment assets	108,651	29,764	41,906	59,730	—	240,051
Expenditures for property, plant and equipment	2,697	446	127	449	—	3,719
Equity investment	—	—	—	2,053	—	2,053
Goodwill, net	5,516	1,927	21,544	12,580	—	41,567

	Three Months Ended March 31, 2004
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$23,625	$6,775	$5,847	$2,882	—	$39,129
Inter-segment revenues	428	1,425	77	24	(1,954)	—
Segment earnings (loss)	6,532	659	276	(82)		7,385
Interest expense	—	—	—	—	—	(101)
Other expense, net	—	—	—	—	—	(105)
Earnings before income taxes	—	—	—	—	—	7,179

Depreciation and amortization	1,121	617	367	390	—	2,495
Segment assets	90,765	26,864	39,909	17,452	—	174,990
Expenditures for property, plant and equipment	1,939	465	370	396	—	3,170
Equity investment	—	—	—	1,829	—	1,829
Goodwill, net	5,516	1,927	21,544	—	—	28,987

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note I - Segment Reporting, Cont’d.

	Nine Months Ended March 31, 2005
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$73,075	$24,768	$18,971	$20,219	—	$137,033
Inter-segment revenues	411	2,886	369	2,325	(5,991)	—
Segment earnings (loss)	23,945	1,652	273	(1,333)	—	24,537
Interest expense	—	—	—	—	—	(572)
Other income, net	—	—	—	—	—	710
Earnings before income taxes	—	—	—	—	—	24,675

Depreciation and amortization	3,335	1,969	1,304	2,389	—	8,997
Expenditures for property, plant and equipment	7,451	2,000	724	1,519	—	11,694

	Nine Months Ended March 31, 2004
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$63,422	$17,907	$18,046	$8,483	—	$107,858
Inter-segment revenues	874	2,555	77	56	(3,562)	—
Segment earnings (loss)	17,141	1,351	515	(1,779)	—	17,228
Interest expense	—	—	—	—	—	(352)
Other income, net	—	—	—	—	—	135
Earnings before income taxes	—	—	—	—		17,011

Depreciation and amortization	3,090	1,777	1,157	1,216	—	7,240
Expenditures for property, plant and equipment	4,429	1,188	1,379	1,893	—	8,889

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note J - Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establish accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

The Company recorded the fair value of contracts with a notional amount of approximately $4.7 million and $3.3 million as of March 31, 2005 and June 30, 2004, respectively. These amounts were recorded in Prepaid and other current assets as of March 31, 2005 and Other accrued liabilities as of June 30, 2004 on the Consolidated Balance Sheets. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $228,000 and decreased net earnings by $34,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. The change in the fair value of these contracts increased net earnings by $136,000 and decreased net earnings by $113,000 for the nine months ended March 31, 2005 and March 31, 2004, respectively.

To satisfy certain provisions of its credit facility (see Note F), on March 8, 2005 the Company entered into one-year interest rate caps with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate caps is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate at 3.50%. At March 31, 2005 the one-month LIBOR rate was 2.87%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate caps on net earnings for the three and nine months ended March 31, 2005 was insignificant.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note K - Stock-Based Compensation

The Company uses the intrinsic value approach of Accounting Principle Board Opinion No. 25 for stock options granted to officers and key employees. All options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In accordance with the disclosure requirements of SFAS No. 148, the following pro forma information adjusts previously reported net earnings, basic earnings per common share and diluted earnings per common share to reflect the fair value recognition provisions of SFAS No. 123 ($000 except per share data).

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings and earnings per common share, as reported	$6,261	$0.21	$0.21	$4,775	$0.17	$0.16
Add: Stock-based employee compensation cost, net of related income tax effects, recorded in the financial statements	—	—	—	—	—	—
Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(456)	(0.01)	(0.02)	(180)	(0.01)	—

Pro forma net earnings and earnings per common share	$5,805	$0.20	$0.19	$4,595	$0.16	$0.16

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note K - Stock-Based Compensation, Cont’d.

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Net Earnings	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings and earnings per common share, as reported	$18,013	$0.62	$0.60	$11,313	$0.40	$0.39
Add: Stock-based employee compensation cost, net of related income tax effects, recorded in the financial statements	—	—	—	—	—	—
Deduct: Stock-based employee compensation cost, net of related income tax effects, that would have been included in the determination of net earnings if the fair value method had been applied to all awards	(1,174)	(0.04)	(0.04)	(525)	(0.02)	(0.02)

Pro forma net earnings and earnings per common share	$16,839	$0.58	$0.56	$10,788	$0.38	$0.37

The pro forma adjustments were calculated using the Black-Scholes option pricing model under the following weighted-average assumptions in each period:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004
Risk free interest rate	4.08%	3.52%	3.83%	3.59%
Expected volatility	63%	65%	64%	63%
Expected life of options	7.11 years	7.04 years	7.11 years	7.04 years
Expected dividends	none	none	none	none

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), which amends SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual periods beginning after June 15, 2005. The Company will adopt this accounting change effective July 1, 2005 and is currently evaluating the use of pricing models other than the Black-Scholes Option pricing model.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the nine months ended March 31, 2005 and as of and for the year ended June 30, 2004 ($000).

	Nine Months Ended March 31, 2005	Year Ended June 30, 2004
Balance – Beginning of Period	$552	$504
Expense and writeoffs, net	171	48
Other	217	—

Balance – End of Period	$940	$552

The component of “Other” relates to the warranty reserve from the acquisition of Marlow Industries, Inc. in December 2004 (see Note N).

Note M - Investment in 5N Plus, Inc.

The Company has a 33% non-controlling equity ownership interest in 5N Plus, Inc. which is a supplier to the Company. 5N Plus, Inc. is based in Montreal, Canada. The investment is accounted for under the equity method of accounting and is shown as Investment on the accompanying Consolidated Balance Sheets.

At March 31, 2005 and June 30, 2004, the Company had outstanding notes receivable of approximately $0.3 million and $0.4 million respectively, from equipment and supply agreements with 5N Plus, Inc. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.5% on the unpaid balance.

The Company’s pro rata share of the earnings from this investment and the interest received from these agreements was $56,000 and $196,000 for the three and nine month periods ended March 31, 2005 and $91,000 and $94,000 for the three and nine month periods ended March 31, 2004.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note N - Acquisition of Marlow Industries, Inc.

In December 2004, the Company acquired all the outstanding shares of Marlow for approximately $29.7 million net of cash acquired of $2.9 million and including transaction costs of approximately $0.3 million. Marlow is a global leader in the design and manufacture of thermoelectric solutions for both cooling and power generation based on compound semiconductor materials. Marlow’s products are sold in a variety of markets, including defense, space, photonics, telecommunications, medical, consumer and industrial markets. As a result of the acquisition, the Company is expected to recognize synergies in material growth technology and utilization of its worldwide manufacturing and distribution networks to increase the operational and financial results of the combined companies. The financial results of Marlow are included for the quarter ended March 31, 2005 and in four of the nine months ended March 31, 2005.

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values, and included operating results in the consolidated financial statements since December 2004. The Company is presently in the process of finalizing the purchase accounting related to this acquisition; in particular the allocation of purchase price among goodwill and deferred income tax assets and liabilities has not yet been finalized and are therefore subject to adjustment in future periods. The Company anticipates finalizing its purchase price allocation of Marlow by June 30, 2005. The following table presents the current preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$4,421
Inventories	3,969
Prepaid and other current assets	23
Property, plant, and equipment	8,175
Intangible assets	11,190
Goodwill	12,580
Other assets	1,081

Total assets acquired	$41,439

Liabilities
Accounts payable	$3,134
Other accrued liabilities	1,593
Other liabilities	6,965

Total liabilities assumed	$11,692

Net assets acquired	$29,747

The Consolidated Statements of Earnings includes the results of Marlow since December 2004. The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2003, the beginning of the Company’s fiscal year 2004 ($000 except per share).

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note N - Acquisition of Marlow Industries, Inc., Cont’d.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net Revenues	$53,313	$45,250	$148,281	$123,652
Net Income	$6,261	$4,463	$17,323	$9,425
Basic earnings per share	$0.21	$0.16	$0.60	$0.33
Dilutive earnings per share	$0.21	$0.15	$0.58	$0.32

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note O - Legal Proceedings

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. In addition, the Company was initially entitled to punitive damages and reimbursement of its attorneys’ fees and costs at the discretion of the court. On April 27, 2004, the court denied the award relating to punitive damages and reimbursement of its attorneys’ fees and costs. The Company and the Defendant have appealed the decision by the lower court. The parties have filed briefs with the court of appeals and are awaiting oral arguments and the decision by the court. As such, the Company has not made any adjustments to its financial position or results of operations for this contingent gain.

Note P - New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, “Inventory Pricing.” SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

Note Q - Stock Split

On February 17, 2005, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common stock for shareholders of record on March 2, 2005. The stock split was distributed on March 22, 2005 by issuing one additional share of common stock for every share of common stock held. The applicable share and per share data for all periods included herein have been restated to give effect to this stock split. The following are the post-split basic and diluted earnings per share for the historical periods presented:

	Fiscal Year 2005
Period Ended	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Three Months Ended September 30, 2004	$0.21	$0.20
Three Months Ended December 31, 2004	$0.20	$0.19
Six Months Ended December 31, 2004	$0.40	$0.39
Three Months Ended March 31, 2005	$0.21	$0.21
Nine Months Ended March 31, 2005	$0.62	$0.60

	Fiscal Year 2004
Period Ended	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Three Months Ended September 30, 2003	$0.11	$0.11
Three Months Ended December 31, 2003	$0.12	$0.12
Six Months Ended December 31, 2003	$0.23	$0.22
Three Months Ended March 31, 2004	$0.17	$0.16
Nine Months Ended March 31, 2004	$0.40	$0.39
Three Months Ended June 30, 2004	$0.21	$0.20
Year Ended June 30, 2004	$0.61	$0.59

	Fiscal Year 2003
Period Ended	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Year Ended June 30, 2003	$0.41	$0.40

Note R - Subsequent Event

On April 4, 2005, the Company entered into a $2.0 million note purchase agreement with SemiSouth Laboratories, Inc. (SemiSouth), a customer and supplier of the Company. Under the terms of the agreement, the note receivable accrues interest at Prime plus 1.00% per annum paid quarterly. The note receivable matures April 4, 2010. The note purchase agreement contains a conversion feature that permits the Company to convert the note receivable into common shares of SemiSouth at certain times upon certain situations through April 4, 2010, the maturity date of the agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

As of March 31, 2005, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2004.

Introduction

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, military, medical, security and aerospace applications. It also generates revenue, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

The Company’s customer base includes original equipment manufactures, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, digital radiography, thermo-electric solutions, U.S. government prime contractors and various U.S. government agencies.

This discussions and analysis includes three months financial results for the quarter ended March 31, 2005 and four months financial results for the nine months ended March 31, 2005 of the Company’s recently acquired Marlow subsidiary included in the Compound Semiconductor Group. All per share data for this quarter and former periods cited in this discussion and analysis of have been adjusted to reflect the two-for-one split of the Company’s common shares paid as a stock dividend to shareholders of record on March 2, 2005 and distributed on March 22, 2005.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2005	2004		2005	2004
Bookings	$50,454	$41,381	22%	$137,340	$117,073	17%
Revenues	53,313	39,129	36%	137,033	107,858	27%
Net earnings	6,261	4,775	31%	18,013	11,313	59%
Diluted earnings per share	0.21	0.16	31%	0.60	0.39	54%

Net earnings for the third quarter of fiscal 2005 were $6,261,000 ($0.21 per share-diluted) on revenues of $53,313,000. This compares to net earnings of $4,775,000 ($0.16 per share-diluted) on revenues of $39,129,000 in the third quarter of fiscal 2004. For the nine months ended March 31, 2005, net earnings were $18,013,000 ($0.60 per share-diluted) on revenues of $137,033,000. This compares to net earnings of $11,313,000 ($0.39 per share-diluted) on revenues of $107,858,000 for the same period last fiscal year. Higher revenues were achieved in all of the Company’s reporting segments for both the three and nine months ended March 31, 2005 as compared to the same periods last fiscal year. The increase in revenue for the current fiscal three and nine month periods compared to the same periods last fiscal year was primarily due to stronger shipments of infrared optics and components to industrial Original Equipment Manufacturers (OEM) and aftermarket customers. The increase in demand was driven by the increased deployment by our OEM customers of high-power laser machines during the current fiscal year. The Near-Infrared Optics segment revenues increased 29% and 38% for the three and nine months ended March 31, 2005, respectively, compared to the same periods last fiscal year. More than half of this segment’s growth was in the Ultra-violet (UV) filter product line where these products are used to assist aircraft in the early detection of missile threats. The Company’s revenues include $9.3 million during the quarter and $11.6 million in four of the nine months ended March 31, 2005 from the Company’s recently acquired Marlow subsidiary. In addition to the increases in revenues, improved operating results from the Infrared Optics segment impacted net earnings favorably. This earnings improvement was due to increased manufacturing performed at the Company’s Singapore and China facilities and the lowering of the effective income tax rate for the current three and nine month periods based on a new tax program offered to II-VI Singapore by the Singapore government effective July 1, 2004.

Bookings for the third quarter of fiscal 2005 increased 22% to $50,454,000 compared to $41,381,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future. The Near-Infrared Optics and Infrared Optics segments showed the strongest increases in bookings for the third quarter of fiscal 2005 compared to the same period last fiscal year. The Near-Infrared Optics bookings increased 42% for the third quarter of fiscal 2005 compared to the same period last year due to increased orders for the UV filter product line, which totaled approximately $4.1 million in the third quarter of fiscal year 2005. Infrared Optics bookings increased 13% for the third quarter of fiscal 2005 compared to the same period last fiscal year due to increased demands from the OEM and aftermarket customers. The Compound Semiconductor Group’s bookings increased $2.4 million over the same period last fiscal year and included $6.3 million of bookings from Marlow. Excluding the bookings of Marlow, the bookings for the

Compound Semiconductor Group decreased approximately $3.9 million from the same period last year. The decrease was attributed to timing of certain orders received in the current fiscal three months compared to the same period last year. Bookings for contract research and development for the third quarter of fiscal year 2005 included in the total Company’s bookings were $660,000 compared to $2,900,000 for the same period last fiscal year.

Bookings for the nine months ended March 31, 2005 increased 17% to $137,340,000 as compared to $117,073,000 for the same period last fiscal year. Bookings for contract research and development for the nine months ended March 31, 2005 included in the total Company’s bookings were $3,867,000 compared to $4,800,000 for the same period last fiscal year. The overall increase in bookings for the nine months ended March 31, 2005 compared to the same period last fiscal year is due to the same general factors mentioned for the three months ended March 31, 2005 as compared to the same period last fiscal year.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below.

Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2005	2004		2005	2004
Bookings	$26,128	$23,113	13%	$75,184	$67,288	12%
Revenues	26,497	23,625	12%	73,075	63,422	15%
Segment earnings	8,705	6,532	33%	23,945	17,141	40%

Bookings for the third quarter of fiscal 2005 for Infrared Optics increased 13% to $26,128,000 from $23,113,000 in the third quarter of last fiscal year. This increase was attributable to strong demand from industrial OEM and aftermarket customers. The increase in demand was driven by the increased deployment by our OEM customers of high-power laser machines during the current year. Bookings for the nine months ended March 31, 2005 increased 12% to $75,184,000 from $67,288,000 for the same period last fiscal year. The move by OEM laser system builders to introduce higher-power versions of their metal cutting machines and the need for better control over laser beam steering and shaping have heightened demand for infrared optics. Also, as economies worldwide continue to grow, laser machine utilization and, therefore, optics consumption increases. These factors both contributed to the increase in bookings this past quarter relative to the same period of the prior fiscal year.

Revenues for the third quarter of fiscal 2005 for Infrared Optics increased 12% to $26,497,000 from $23,625,000 in the third quarter of last fiscal year. This increase was primarily attributable to increased shipment volume to both OEM and aftermarket customers. The Company’s majority-owned subsidiary in Germany increased revenues by approximately 22% in the three months ended March 31, 2005 compared to the same period last year due to increased sales volume and the strengthening of the Euro against the U.S. dollar. Revenues for the nine months ended March 31, 2005 increased 15% to $73,075,000 from $63,422,000 for the same period last fiscal year as stronger bookings translated into higher revenues for the current fiscal year compared to the prior fiscal year.

Segment earnings for the third quarter increased 33% to $8,705,000 from $6,532,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2005 increased 40% to $23,945,000 compared to $17,141,000 for the same period last fiscal year. The improvement in segment earnings was due to a combination of increased sales volume, an increased level of manufacturing at the Company’s Asian facilities in Singapore and China, and productivity improvements at our Infrared Optics manufacturing facilities.

Near-Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase
	2005	2004		2005	2004
Bookings	$9,978	$7,051	42%	$26,048	$18,624	40%
Revenues	8,708	6,775	29%	24,768	17,907	38%
Segment earnings	655	659	(1)%	1,652	1,351	22%

Bookings for the third quarter of fiscal 2005 for Near-Infrared Optics increased 42% to $9,978,000 from $7,051,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2005 increased 40% to $26,048,000 from $18,624,000 for the same period last fiscal year. The increase in bookings for the current three and nine month periods is primarily driven by an increase in customer demand requirements for the UV filter product line. In addition to bookings for the UV filter product line, stronger bookings were received from military and medical laser markets.

Revenues for the third quarter of fiscal 2005 for Near-Infrared Optics increased 29% to $8,708,000 compared to $6,775,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2005 increased 38% to $24,768,000 compared to $17,907,000 for the same period last fiscal year. This increase in revenues for both the current three and nine month periods were attributed to revenues from the UV filter product line. In addition, increased optic shipments into the YAG laser aftermarket, along with YAG and other crystal shipments into the military and medical markets attributed to the revenue increase.

Segment earnings for the third quarter of fiscal 2005 decreased 1% to $655,000 from $659,000 in the third quarter of last fiscal year despite the 29% increase in revenues from the same period last fiscal year. The decrease in segment earnings for the current three month period as compared to the same period of the last fiscal year was due to higher operating costs driven by lower coating yields, increased labor costs required to reduce late backlog, and a higher proportion of shipments during the quarter of lower margin product mix. Segment earnings for the nine months ended March 31, 2005 increased 22% to $1,652,000 compared to $1,351,000 for the same period last fiscal year. Higher revenue levels were sufficient to increase segment earnings for the comparable nine-month period.

Military Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2005	2004		2005	2004
Bookings	$4,578	$3,878	18%	$15,495	$20,542	(25)%
Revenues	5,876	5,847	—	18,971	18,046	5%
Segment earnings (loss)	(366)	276	(233)%	273	515	(47)%

Bookings for the third quarter of fiscal 2005 for Military Infrared Optics increased 18% to $4,578,000 as compared to $3,878,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2005 were $15,495,000 compared to $20,542,000 for the same period last year, a decrease of 25%. Although bookings for the current three month period increased 18% as compared to the same period last year, the Military Infrared Optics segment bookings decreased 25% for the current nine month period compared to the same period last year. The decrease in bookings is primarily driven by the Department of Defense procurement cycle and also increased competition in the military optics market.

Revenues for the third quarter of fiscal 2005 for Military Infrared Optics of $5,876,000 were consistent with the third quarter last fiscal year. Revenues for the nine months ended March 31, 2005 increased 5% to $18,971,000 compared to $18,046,000 for the same period last fiscal year. Revenues for the current three and nine month period were less than anticipated due to unanticipated customer design changes which have lead to delays in product shipments relating to several military programs.

Segment earnings for the third quarter of fiscal 2005 decreased to a loss of $366,000 compared to segment earnings of $276,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2004 decreased to $273,000 from $515,000 for the same period last fiscal year. The deterioration of segment earnings for both the current three and nine month periods as compared to the same periods last fiscal year was due to delays in product shipments relating to design changes and reduced production efficiencies, both attributable to quality issues with certain of our suppliers as well as requirements for additional source inspection support.

Compound Semiconductor Group ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2005	2004		2005	2004
Bookings	$9,770	$7,339	33%	$20,613	$10,619	94%
Revenues	12,232	2,882	324%	20,219	8,483	138%
Segment (loss)	(13)	(82)	84%	(1,333)	(1,779)	25%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s eV PRODUCTS division, the Company’s WBG group, the Company’s AMDC group and three months financial results of Marlow for quarter ended March 31, 2005 and four months financial results for the nine months ended March 31, 2005.

Combined bookings for the third quarter of fiscal 2005 from these operations were $9,770,000 as compared to $7,339,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2005 for this group were $20,613,000 as compared to $10,619,000 for the same period last fiscal year. Included in the current fiscal three and nine months bookings were approximately $6,300,000 and $10,400,000 respectively from Marlow. Excluding the bookings from Marlow for the current three month period, bookings for the Compound Semiconductor Group decreased approximately $3,900,000 as compared to the same period last fiscal year. The decrease was attributed to timing of certain orders received in the current fiscal three months compared to the same period last year. Bookings for current nine month period exclusive of Marlow decreased approximately $400,000 compared to the same period last fiscal year due to lower bookings in the Company’s WBG group.

Revenues for the third quarter from these operations were $12,232,000 compared to $2,882,000 in the third quarter of the last fiscal year. Revenues for the nine months ended March 31, 2005 for these operations were $20,219,000 as compared to $8,483,000 for the same period last fiscal year. Included in the current fiscal three and nine month periods were revenues of approximately $9,300,000 and $11,600,000 respectively from Marlow. Excluding revenues from Marlow for the current three and nine month periods, revenues for the Compound Semiconductor Group were consistent with the same periods last fiscal year.

The segment loss for the third quarter of fiscal 2005 of $13,000 decreased from the segment loss of $82,000 in the third quarter of the prior fiscal year. The segment loss for the nine months ended March 31, 2005 decreased to $1,333,000 compared to $1,779,000 for the same period last fiscal year. The improvement in the segment loss for both the current three and nine month periods compared to the same periods last fiscal year is attributed to the inclusion of Marlow’s operations during the current year.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2005 was $20,649,000 or 40% of revenues compared to $16,949,000 or 46% of revenues for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2005 was $56,334,000 or 43% of revenue compared to $44,197,000 or 44% of revenues for the same period last fiscal year. The addition of Marlow has lowered gross margins, as the current gross margins of Marlow’s product mix are lower than the overall gross margin before the acquisition. For the current three and nine month periods ended March 31,

2005, the addition of Marlow reduced the overall gross margin by approximately 2% and 1% respectively. Another factor which negatively impacted gross margins during the current quarter is the increase in the Company’s raw material costs, specifically selenium, which has increased from approximately $4.00 per pound to approximately $40.00 per pound over the last 21 months.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2005 was $416,000 or 20% of research and development revenues compared to $847,000 or 32% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the nine months ended March 31, 2005 was $1,633,000 or 25% of research and development revenue compared to$1,184,000 or 19% of research and development revenue for the same period last fiscal year. The decrease in contract research and development gross margin in the current fiscal three month period compared to the same period last year was due to general lower research and development activity throughout the Company. Contract research and development revenue decreased by approximately 20% during the current three month period as compared to the same period last fiscal year. The increase in contract research and development gross margin for the nine months ended March 31, 2005 was due to losses recognized in the prior fiscal year from activities performed on a fixed price percentage of completion contract in the Military Optics segment. During the nine month period ended March 31, 2005 the Company recognized approximately $144,000 of gross margin on this contract compared to a loss of $238,000 for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the Compound Semiconductor Group. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the third quarter of fiscal 2005 were $1,410,000 or 3% of revenue compared to $1,259,000 or 3% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2005 were $4,042,000 or 3% of revenues compared to $3,713,000 or 3% of revenues. The higher dollar expense is primarily the result of the internal research and development activity at Marlow.

Selling, general and administrative expenses for the third quarter of fiscal 2005 were $10,674,000 or 20% of revenues compared to $9,152,000 or 23% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2005 were $29,388,000 or 21% of revenues compared to $25,160,000 or 23% of revenues for the same period last fiscal year. The higher dollar expense is primarily related to the acquisition of Marlow, nine months of selling, general and administrative expenses of II-VI LOT Suisse in the current period compared to four months for the same period last year and outside professional services for items such as legal, audit and consulting services, including external costs for compliance with Section 404 of the Sarbanes-Oxley Act for the current three and nine month periods. Selling, general and administration as a percentage of sales have decreased from the prior periods due to the addition of Marlow, which has a lower selling, general and administration cost structure.

Interest expense for the third quarter of fiscal 2005 was $421,000 compared to $101,000 for the same period last fiscal year. For the nine months ended March 31, 2005, interest expense was $572,000 compared to $352,000 for the same period last fiscal year. The increase in interest expense for the current fiscal three and nine month periods compared to the same periods last year was due to increase in the Company’s debt acquired for the Marlow acquisition in December 2004.

Other income for the third quarter of fiscal 2005 was $16,000 compared to other expense of $105,000 for the same period last fiscal year. Other income for the nine months ended March 31, 2005 of $710,000 compared to $135,000 of other income for the same period last fiscal year. The three month change reflects several factors including foreign currency transaction gains, interest income, earnings from our minority interest investment in Canadian based 5N Plus, Inc. and other income items offset by minority interests on our German and Switzerland subsidiaries, royalty expense and other expenses. The nine month change was primarily due to foreign currency gains as a result of the U.S. dollar’s performance relative to other currencies in the current fiscal year as compared to foreign currency losses in the same period last fiscal year.

The Company’s year-to-date effective income tax rate is 27% compared to an effective income tax rate of 33% for the same period in fiscal 2004. The decrease in the effective tax rate is the result of expected shift in the mix of taxable earnings to lower tax rate jurisdictions as well as a lower tax rate on the Singapore operations based on a new tax program offered to II-VI Singapore by the Singapore government effective July 1, 2004. The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit. We are currently evaluating the potential impact of this legislation, including assessing the details of the Act, analyzing the funds available for repatriation and the economic cost of doing so, assessing the qualified uses of repatriated funds and assessing the domestic manufacturing benefit. However, given the preliminary stage of our evaluation, at this time it is not possible to determine what impact this legislation may have on our effective tax rate for the fiscal year ending June 30, 2006.

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

Sources (uses) of Cash:

	Nine Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$11,408	$18,321
Proceeds from exercise of stock options	1,110	942
Additions to property, plant and equipment	(11,694)	(8,889)
Purchases of businesses, net of cash acquired	(29,747)	(2,554)
Net borrowings (payments) on long-term borrowings	26,040	(6,036)

In the first nine months of fiscal 2005, cash provided by operations was approximately $11.4 million. The increase in cash was driven by the Company’s net earnings of approximately $18.0 million along with depreciation and amortization expense of approximately $9.0 million. The increase in cash was offset by working capital requirements (inventories, accounts receivables and other operating net assets) of approximately $14.4 million.

Net cash used in investing activities during the first nine months of fiscal 2005 of approximately $41.4 million was primarily for the Company’s acquisition of Marlow of approximately $29.7 million and property, plant and equipment expenditures of $11.7 million. Net cash provided by financing activities of $27.2 million included borrowings on short-term and long-term debt totaling $45.4 million, payments made on borrowings of $19.4 million and $1.2 million of proceeds from the exercise of stock options.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit agreement in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term option in the original amount of $30.0 million and a $30.0 million line of credit option. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable quarterly beginning January 1, 2006. The weighted average interest rate of borrowings under this new credit agreement was 3.23% at March 31, 2005. The Company had available $21.1 million under its line of credit as of March 31, 2005.

The Company is expanding its coating facility and administrative offices at its Saxonburg, Pennsylvania facility. Estimated total costs of the expansion project are expected to approximate $9.6 million. As of March 31, 2005 approximately $5.6 million has been incurred; the remaining amounts will be funded from cash generated from operations.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	March 31, 2005	June 30, 2004
Cash and cash equivalents	$18,639	$21,683
Available borrowing capacity	21,150	16,600
Total debt obligations	41,576	15,536

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments and growth for the remainder of fiscal 2005.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2005.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$41,576	$1,926	$23,539	$16,011	$100
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,158	1,147	940	71	—
Purchase Obligations	14,922	7,216	7,706	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$58,656	$10,289	$32,185	$16,082	$100

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the nine month period ended March 31, 2005.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and $21,000 for the three months and nine months ended March 31, 2005, respectively, and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $411,000 to an increase of $504,000 for three months ended March 31, 2005 and in the range from a decrease of $1,243,000 to an increase of $1,536,000 for the nine months ended March 31, 2005.

For II-VI Singapore Pte., Ltd. and its subsidiaries, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $237,000 and $389,000 for the three and nine month periods ended March 31, 2005, respectively and $321,000 and $745,000 for the three and nine month periods ended March 31, 2004, respectively.

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

Interest Rate Risks

To satisfy certain provisions of its credit facility (see Note F) on March 8, 2005 the Company entered into one-year interest rate caps with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. As of March 31, 2005, the total borrowings of $41.6 million include $30.0 million under the term loan option, $8.4 million under the line of credit option, $2.8 million Japanese Yen loan and a $0.4 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $107,000 and $214,000 for the three and nine months ended March 31, 2005, respectively.

Item 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Dr. Johnson and Mr. Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit	Reference
10.01	II-VI Incorporated Arrangement for Director Compensation	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 2, 2005

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: May 9, 2005	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
10.01	II-VI Incorporated Arrangement for Director Compensation	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 2, 2005

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.