Form 10-Q
period 2005-09-30
II-VI INC
filed 2005-11-09
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

At November 2, 2005, 29,250,598 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2005	June 30, 2005(1)
Assets
Current Assets
Cash and cash equivalents	$16,936	$21,675
Accounts receivable – less allowance for doubtful accounts of $890 at September 30, 2005 and $816 at June 30, 2005	35,330	35,985
Inventories	47,686	44,916
Deferred income taxes	7,409	6,960
Prepaid and other current assets	2,554	2,202

Total Current Assets	109,915	111,738

Property, Plant & Equipment, net	79,008	77,900
Goodwill	40,948	39,537
Investment	2,277	2,249
Intangible Assets, net	16,103	16,332
Other Assets	5,260	4,922

	$253,511	$252,678

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,944	$10,073
Accrued salaries and wages	4,057	4,870
Accrued bonuses	2,925	7,095
Income taxes payable	8,137	4,718
Accrued profit sharing contribution	586	2,143
Other accrued liabilities	4,757	5,184
Current portion of long-term debt	5,677	3,801

Total Current Liabilities	36,083	37,884

Long-Term Debt – less current portion	37,813	41,180
Deferred Income Taxes	9,041	10,744
Other Liabilities	2,734	2,399

Total Liabilities	85,671	92,207
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 31,398,078 shares at September 30, 2005; 31,350,118 shares at June 30, 2005	53,324	52,405
Accumulated other comprehensive income	332	631
Retained earnings	116,276	109,527

	169,932	162,563
Less treasury stock, at cost, 2,148,760 shares	2,092	2,092

Total Shareholders’ Equity	167,840	160,471

	$253,511	$252,678

-	See notes to consolidated financial statements.
(1)	As restated, see Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2005	2004(1)
Revenues
Net sales:
Domestic	$32,232	$21,732
International	19,974	16,092

	52,206	37,824
Contract research and development	2,185	2,683

	54,391	40,507

Costs, Expenses & Other Expense (Income)

Cost of goods sold	30,788	20,633
Contract research and development	1,515	2,308
Internal research and development	1,911	1,048
Selling, general and administrative	11,499	9,220
Interest expense	405	63
Other income, net	(1,297)	(491)

	44,821	32,781

Earnings Before Income Taxes	9,570	7,726

Income Taxes	2,821	2,087

Net Earnings	$6,749	$5,639

Basic Earnings Per Common Share	$0.23	$0.19

Diluted Earnings Per Common Share	$0.23	$0.19

-	See notes to consolidated financial statements.
(1)	As restated, see Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2005	2004(1)
Cash Flows from Operating Activities
Net earnings	$6,749	$5,639
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	3,304	2,432
Amortization	397	177
Stock option expense	669	438
Gain on foreign currency remeasurements and transactions	(285)	(419)
Net (gain) loss on disposal of assets	(5)	4
Deferred income taxes	(432)	77
Increase (decrease) in cash from changes in:
Accounts receivable	869	(536)
Inventories	(2,862)	(2,899)
Accounts payable	547	(1,008)
Other operating net assets	(5,154)	(5,707)

Net cash provided by (used in) operating activities	3,797	(1,802)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(5,427)	(4,197)
Proceeds from sale of property, plant and equipment	5	62
Purchase of business	(1,588)	—
Dividend from unconsolidated business	23	10

Net cash used in investing activities	(6,987)	(4,125)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	2,500	5,000
Payments on short-term borrowings	(3,913)	(3,200)
Payments on long-term borrowings	—	(1,887)
Proceeds from exercise of stock options	250	725

Net cash (used in) provided by financing activities	(1,163)	638

Effect of exchange rate changes on cash and cash equivalents	(386)	(361)

Net decrease in cash and cash equivalents	(4,739)	(5,650)

Cash and Cash Equivalents at Beginning of Period	21,675	21,683

Cash and Cash Equivalents at End of Period	$16,936	$16,033

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$557	$—

Cash paid for interest	$440	$103

Cash paid for income taxes	$1,574	$1,200

-	See notes to consolidated financial statements.
(1)	As restated, see Note B.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

($000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
BALANCE – JUNE 30, 2005 (As Reported)	31,350	$45,217	$631	$115,110	(2,149)	$(2,092)	$158,866
Cumulative stock option expense under FAS 123(R)	—	5,583	—	(5,583)	—	—	—
Cumulative FAS 123(R) deferred tax asset adjustment	—	1,605	—	—	—	—	1,605
BALANCE – JUNE 30, 2005 (Restated)	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471

Shares issued under stock option plans	48	250	—	—	—	—	250
Stock option expense	—	669	—	—	—	—	669
Net earnings	—	—	—	6,749	—	—	6,749
Other comprehensive loss, net of tax	—	—	(299)	—	—	—	(299)
BALANCE – SEPTEMBER 30, 2005	31,398	$53,324	$332	$116,276	(2,149)	$(2,092)	$167,840

-	See notes to consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements for the three month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2005. The consolidated results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The results include Marlow Industries, Inc., which was acquired by the Company in December 2004, for the three months ended September 30, 2005.

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

Note B - Stock-Based Compensation

The Company has a stock option plan (the 2001 Stock Option Plan) under which stock options have been granted by the Board of Directors to directors, certain officers and key employees, with 7,740,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted to date have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. All stock options expire 10 years after the grant date. The amount available for future grants under the stock option plan was 865,724 as of September 30, 2005.

On August 13, 2005, the Board of Directors unanimously adopted, subject to approval of the shareholders of the Company, the Company’s 2005 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares or performance shares in the aggregate not to exceed 1,800,000 shares of Common Stock and performance units. The 2005 Omnibus Incentive Plan was approved by the shareholders on November 4, 2005, and consequently, no further stock option grants will be made under the 2001 Stock Option Plan. The Board of Directors has concluded that the 2005 Omnibus Incentive Plan is necessary in order to maintain the availability of incentive and rewards as a vehicle for securing the advantages of incentive and the sense of proprietorship inherent in stock ownership.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock compensation.

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

The fiscal year 2005 Statements of Earnings have been restated to reflect the Company’s adoption of the modified retrospective transition method under SFAS 123R. The following are stock compensation, net of related income tax effects, for each of the prior periods during fiscal year ended June 30, 2005 ($000):

Period Ended	Stock Compensation, Net of Related Income Taxes	Net Earnings, Net of Stock Compensation	Basic Earnings per Share, Net of Stock Compensation	Diluted Earnings per Share, Net of Stock Compensation
Three Months Ended September 30, 2004	$320	$5,639	$0.19	$0.19
Three Months Ended December 31, 2004	399	5,394	0.19	0.18
Six Months Ended December 31, 2004	719	11,033	0.38	0.37
Three Months Ended March 31, 2005	456	5,805	0.20	0.19
Nine Months Ended March 31, 2005	1,174	16,839	0.58	0.56
Three Months Ended June 30, 2005	414	6,417	0.22	0.22
Year Ended June 30, 2005	$1,588	$23,255	$0.80	$0.78

Under the provisions of SFAS 123R, the Company recorded $0.7 million and $0.4 million in stock compensation expense in its Consolidated Statements of Earnings for the three months ended September 30, 2005 and 2004, respectively. The stock compensation expense is allocated equally to Cost of goods sold and Selling, general and administrative expense in the Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation expense. During the three months ended September 30, 2005 and 2004, the weighted-average fair value of options granted under the stock option plan was $10.71 and $11.05, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Risk free interest rate	4.33%	3.69%
Expected volatility	59.7%	64.0%
Expected life of options	6.36 years	7.11 years
Dividend yield	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 12.19%. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated during the period the actual forfeitures occur.

Note C - Acquisitions

II-VI Deutschland GmbH

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) for approximately $1.6 million. In connection with the purchase of the remaining 25% interest, the Company received a three year non-compete agreement from L.O.T. The purchase price was allocated $1.4 million to goodwill and $0.2 million to the non-compete agreement. The Company is in the process of finalizing the purchase accounting related to this acquisition; in particular, the allocation of the purchase price among goodwill and identified intangible assets has not yet been finalized and are therefore subject to adjustment in future periods. The Company expects to finalize its valuation of the acquired intangibles by March 31, 2006.

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

Of the $11.7 million of acquired intangible assets, $6.0 million was assigned to a registered tradename that is not subject to amortization. Acquired patents totaled $2.9 million and are amortized over a period ranging from 1.5 years to 8.5 years. Customer list acquired totaled $2.3 million and is amortized over 9.5 years and the non-compete agreements of $0.5 million are amortized over 3 years.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2004, the beginning of the Company’s fiscal year 2005 ($000 except per share).

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net Revenues	$54,391	$47,225
Net Earnings	$6,749	$5,263
Basic earnings per share	$0.23	$0.18
Dilutive earnings per share	$0.23	$0.18

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2005	June 30, 2005
Billed
Completed Contracts	$257	$883
Contracts in Progress	646	953

	903	1,836
Unbilled	2,832	2,323

	$3,735	$4,159

Note E - Inventories

The components of inventories were as follows ($000):

	September 30, 2005	June 30, 2005
Raw materials	$17,916	$16,396
Work in progress	18,324	16,409
Finished goods	11,446	12,111

	$47,686	$44,916

Note F - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2005	June 30, 2005
Land and land improvements	$1,842	$1,842
Buildings and improvements	44,320	35,614
Machinery and equipment	90,432	87,943
Construction in progress	7,516	13,412

	144,110	138,811

Less accumulated depreciation	(65,102)	(60,911)

	$79,008	$77,900

Capitalized interest expense associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $0.1 million for the three months ended September 30, 2005. No interest was capitalized during the three months ended September 30, 2004.

The following information reconciles cash paid for capital expenditures for property, plant and equipment as reported in Note K to additions to property, plant and equipment in the Condensed Consolidated Statements of Cash Flows to the Company’s for the three months ended September 30, 2005 ($000):

Expenditures for property, plant and equipment as disclosed in Note K	$4,499

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable at June 30, 2005	1,485
Additions to property, plant and equipment included in accounts payable at September 30, 2005	(557)

Additions to property, plant and equipment in the Condensed Consolidated Statements of Cash Flows	$5,427

Note G- Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

Changes in the carrying amount of goodwill are as follows ($000):

September 30, 2005
Beginning Balance – July 1, 2005	$39,537
Goodwill acquired – II-VI Deutschland GmbH (See Note C)	1,429
Foreign currency translation	(18)

Balance – End of Period	$40,948

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2005 and June 30, 2005 were as follows ($000):

	September 30, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	$(1,307)	$4,199	$5,506	$(1,151)	$4,355
Trademarks	7,491	(385)	7,106	7,491	(367)	7,124
Customer Lists	5,735	(1,500)	4,235	5,742	(1,356)	4,386
Other	1,447	(884)	563	1,275	(808)	467

Total	$20,179	$(4,076)	$16,103	$20,014	$(3,682)	$16,332

Amortization expense recorded on the intangible assets was $0.4 million and $0.2 million, for the three months ended September 30, 2005 and 2004, respectively. The gross carrying amount Trademarks include $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At September 30, 2005, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30, ($000)

Remaining 2006	$1,140
2007	1,359
2008	1,247
2009	1,122
2010	1,122

Note H - Debt

The components of debt were as follows ($000’s):

	September 30, 2005	June 30, 2005
Line of credit, interest at the LIBOR Rate, as defined, plus 0.75%	$10,500	$11,900
Term loan, interest at the LIBOR Rate, as defined, plus 0.75%, respectively, payable in quarterly installments beginning in January 2006	30,000	30,000
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	341	354
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,649	2,727

Total debt	43,490	44,981
Current portion of long-term debt	(5,677)	(3,801)

Long-term debt	$37,813	$41,180

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit facility in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments beginning January 1, 2006. The weighted average interest rate of borrowings under this credit agreement was 4.32% for the quarter ended September 30, 2005 and 2.54% for the quarter ended September 30, 2004. The Company had available $19.0 million under its line of credit as of September 30, 2005. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2005 and June 30, 2005, total outstanding letters of credit supported by the credit facility were $0.5 million. The Company has a 300 million Yen loan. This loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.07% at September 30, 2005 and June 30, 2005.

Note I - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended September 30,
	2005	2004
Net earnings	$6,749	$5,639
Divided by:
Weighted average shares	29,226	28,970

Basic earnings per common share	$0.23	$0.19

Net earnings	$6,749	$5,639
Divided by:
Weighted average shares	29,226	28,970
Dilutive effect of common stock equivalents	700	840

Diluted weighted average common shares	29,926	29,810

Diluted earnings per common share	$0.23	$0.19

Note J - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2005	2004
Net earnings	$6,749	$5,639
Other comprehensive loss:
Foreign currency translation adjustments net of income taxes of $(125) and $(91), respectively	(299)	(245)

Comprehensive income	$6,450	$5,394

Note K - Segment and Geographic Reporting

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets, capital expenditures and stock-based compensation; Near-Infrared Optics, which is the Company’s VLOC subsidiary, the Suzhou, China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group which is the aggregation of Marlow, the eV PRODUCTS division, the Wide Bandgap Materials (WBG) group and the Advanced Material Development Center (AMDC) group, (which is responsible for the corporate research and development activities).

The Infrared Optics segment is divided into geographic locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium and the United Kingdom. An Executive Vice-President of the Company directs the segment, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared and II-VI brand names and used primarily in high-power CO2 lasers.

The Near-Infrared Optics segment is located in the United States, China and Vietnam. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state Yttrium Aluminum Garnet and Yttrium Lithium Fluoride lasers.

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

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended September 30, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$28,897	$8,698	$6,179	$10,617	—	$54,391
Inter-segment revenues	118	127	63	762	(1,070)	—
Segment earnings (loss)	8,731	833	(524)	(362)	—	8,678
Interest expense	—	—	—	—	—	(405)
Other income, net	—	—	—	—	—	1,297
Earnings before income taxes	—	—	—	—	—	9,570

Depreciation and amortization	1,284	695	459	1,263	—	3,701
Segment assets	116,649	33,485	41,403	61,974	—	253,511
Expenditures for property, plant and equipment	2,227	840	195	1,237	—	4,499
Equity investment	—	—	—	2,277	—	2,277
Goodwill	7,155	1,927	21,544	10,322	—	40,948

	Three Months Ended September 30, 2004
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$23,065	$7,747	$6,411	$3,284	—	$40,507
Inter-segment revenues	94	767	95	889	(1,845)	—
Segment earnings (loss)	7,097	466	281	(546)	—	7,298
Interest expense	—	—	—	—	—	(63)
Other income, net	—	—	—	—	—	491
Earnings before income taxes	—	—	—	—	—	7,726

Depreciation and amortization	1,095	635	383	496	—	2,609
Segment assets	82,021	30,226	40,136	32,943	—	185,326
Expenditures for property, plant and equipment	2,479	814	450	454	—	4,197
Equity investment	—	—	—	1,943	—	1,943
Goodwill	5,516	1,927	21,544	—	—	28,987

Note L - Derivative Instruments

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

The Company recorded the fair value of contracts with a notional amount of approximately $5.0 million and $3.0 million as of September 30, 2005 and June 30, 2005, respectively, on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $50,000 and $77,000 for the three months ended September 30, 2005 and 2004, respectively.

To satisfy certain provisions of its credit facility (see Note H) on March 8, 2005 the Company entered into one-year interest rate cap agreements with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate cap agreements is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate at 3.50%. At September 30, 2005 the one-month LIBOR rate was 3.86%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate cap agreements on net earnings for the three months ended September 30, 2005 was insignificant.

Note M - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the three months ended September 30, 2005 ($000).

Three Months Ended September, 2005
Balance – Beginning of Period	$962
Expense and writeoffs, net	12

Balance – End of Period	$974

Note N- Investment in 5N Plus, Inc.

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

At September 30, 2005 and June 30, 2005, the Company had outstanding notes receivable of approximately $0.5 million, from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.50% on the unpaid balance. For the three months ended September 30, 2005 and 2004, the Company purchased $0.4 million and $0.1 million, respectively, of raw materials from this supplier. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.1 million for the three months ended September 30, 2005 and 2004.

Note O- Legal Proceedings

The Company and its subsidiaries are involved in various claims and lawsuits incidental to the business. In addition, during the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. The Company and the defendant appealed the decision by the lower court and the appeals have been exhausted. During the quarter ended September 30, 2005, the Company received the verdict award in the amount of $0.8 million and recorded this amount in Other income, net in the Consolidated Statements of Earnings for the three months ended September 30, 2005.

Note P- Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 11,000 shares totaling $0.2 million of common stock under the share repurchase program as of September 30, 2005. There were no purchases during the three months ended September 30, 2005. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on September 9, 2005.

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

Our customer base includes original equipment manufacturers (OEM), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring applications, x-ray imaging manufacturers, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

The following discussion and analysis includes three months of financial results for the period ended September 30, 2005 of the Company’s recently acquired Marlow Industries, Inc. subsidiary included in the Compound Semiconductor Group. The three months ended September 30, 2004 do not include Marlow as the entity was acquired in December 2004.

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

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, workers compensation accrual for our self insurance program, and accounting for share based payment. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock compensation.

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock , a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

Under the provisions of SFAS 123R, the Company recorded $0.7 million in stock compensation expense in its Consolidated Statements of Earnings for the three months ended September 30, 2005 and restated the September 30, 2004 Consolidated Statements of Earnings to record $0.4 million in stock compensation expense. The stock compensation expense is allocated equally to Cost of goods sold and Selling, general and administrative expense in the Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. During the three months ended September 30, 2005, the weighted-average fair value of options granted under the stock option plan was $10.71 per option using the following assumptions:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Risk free interest rate	4.33%	3.69%
Expected volatility	59.7%	64.0%
Expected life of options	6.36 years	7.11 years
Dividend yield	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized fortfeitures are based on the Company’s historical experience of option pre-vesting cancellations and one estimated at a rate of 12.19%. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated during the period the actual forfeitures occur. See also Note B to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for a discussion of the Company’s stock option and incentive plans.

As of September 30, 2005, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2005.

Results of Operations

	Three Months Ended September 30,		%
Overview ($000's except per share data)	2005	2004	Increase
Bookings	$59,317	$37,532	58%
Revenues	54,391	40,507	34%
Net earnings	6,749	5,639	20%
Diluted earnings per share	0.23	0.19	21%

Net earnings for the first quarter of fiscal 2006 were $6,749,000 ($0.23 per share-diluted) on revenues of $54,391,000. This compares to net earnings of $5,639,000 ($0.19 per share-diluted) on revenues of $40,507,000 in the first quarter of fiscal 2005. The increase in net earnings is primarily attributed to a 34% increase in revenues for the first quarter of fiscal 2006 compared to the same quarter of last fiscal year. Excluding the $8.0 million of revenues from Marlow, which was acquired in December 2004, revenues grew 15% compared to the same quarter last fiscal year. Management believes this adjusted revenue growth to be a useful measure since it reflects the organic growth as it excludes the Marlow acquisition. The increase in revenues was primarily driven by the Infrared Optics and Near-Infrared Optics segments which experienced increases in revenues of 25% and 12%, respectively. Product demand in both of these segments has increased as more laser systems are being deployed worldwide. In addition to the increase in revenues, improved operating performances in the Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group segments resulted from operating efficiencies which also contributed to net earnings improvement compared to the same quarter last fiscal year. During the current quarter, the Company recorded Other income in the amount of $0.8 million received from a jury verdict in a trade secret lawsuit.

Net earnings were impacted this quarter from the Company’s adoption of SFAS 123R related to the Company’s share based payments. The Company recognized after-tax expense of $0.5 million and $0.3 million of stock option compensation in the Consolidated Statements of Earnings for the three months ended September 30, 2005 and 2004, respectively. In addition, the Company’s effective tax rate increased from 27% in the first quarter of fiscal 2005 to 29.5% for the first quarter of fiscal 2006 as the current fiscal year is expected to have more United States source income than in the prior year primarily due to the acquisition of Marlow.

Bookings for the first quarter of fiscal 2006 increased 58% to $59,317,000 compared to $37,532,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future. Excluding the $13.1 million bookings from Marlow in the current quarter, bookings increased 23% compared to the same quarter last fiscal year. Management believes this adjusted bookings growth to be a useful measure since it reflects the organic growth as it excludes the Marlow acquisition. The Compound Semiconductor Group, Military Infrared Optics and Infrared Optics segments achieved the strongest increases in bookings for the first quarter of fiscal 2006 compared to the same period last fiscal year. eV PRODUCTS within the Compound Semiconductor Group increased bookings by approximately $3.0 million primarily due to the receipt of a yearly blanket order from a major medical customer which was received in the second quarter of the prior fiscal year. The Military Infrared Optics segment’s bookings increased 46% for the first quarter of fiscal 2006 compared to the same period last year due to increased demand for repair and replacement parts for the segment’s legacy programs. In addition, further advances in the sapphire product line increased bookings during the current quarter compared to the same period last fiscal year. Infrared Optics bookings increased 16% for the first quarter of fiscal 2006 compared to the same period last fiscal year due to stronger market demands from both Original Equipment Manufacturers (OEM’s) and aftermarket customers in the carbon dioxide (CO2) laser optics market.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other income – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note K to the Company’s consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

	Three Months Ended September 30,		%
Infrared Optics (000's)	2005	2004	Increase
Bookings	$26,553	$22,986	16%
Revenues	28,897	23,065	25%
Segment earnings	8,731	7,097	23%

Bookings for the first quarter of fiscal 2006 for Infrared Optics increased 16% to $26,553,000 from $22,986,000 in the first quarter of last fiscal year. Demand from OEM’s, who utilize infrared optics in their laser systems, continues to strengthen across all markets serviced. Demand is expected to remain strong for the near-term as manufacturing companies worldwide continue to invest in laser equipment to increase productivity and lower costs. In addition, bookings for the segment’s zinc selenide and zinc sulfide materials have increased in the current quarter compared to the same period last fiscal year as market demand for these materials continue to strengthen.

Revenues for the first quarter of fiscal 2006 for Infrared Optics increased 25% to $28,897,000 from $23,065,000 in the first quarter of last fiscal year. This increase was primarily attributable to increased shipment volume to both OEM and aftermarket customers. Shipment demand in Japan and Europe was particularly strong over the current quarter as compared to the prior year fiscal quarter. In addition, the transition by CO2 laser manufacturers to higher-power lasers has heightened demand for the Company’s unique, diamond-turned optics.

Segment earnings for the first quarter increased 23% to $8,731,000 from $7,097,000 in the first quarter of last fiscal year. The improvement in segment earnings for the current fiscal three month period as compared to the same period of the last fiscal year was primarily due to increased sales volume.

	Three Months Ended September 30,		% Increase
Near-Infrared Optics (000's)	2005	2004	(Decrease)
Bookings	$6,583	$7,055	(7)%
Revenues	8,698	7,747	12%
Segment earnings	833	466	79%

Bookings for the first quarter of fiscal 2006 for Near-Infrared Optics decreased 7% to $6,583,000 from $7,055,000 in the first quarter of last fiscal year. The overall decrease in bookings was primarily due to decreases in bookings from the segment’s YAG and crystal related products as well as lower research and development contract bookings in the current fiscal year compared to the same period last fiscal year.

Revenues for the first quarter of fiscal 2006 for Near-Infrared Optics increased 12% to $8,698,000 compared to $7,747,000 in the first quarter of last fiscal year. The increase was attributed to revenues from the UV filter product line as a result of increased customer delivery requirements. Increased shipments of standard optics, including waveplates for the semiconductor market, debris shields for the industrial market and windows utilized in the medical market also contributed to the revenue increase.

Segment earnings for the first quarter of fiscal 2006 increased 79% to $833,000 from $466,000 in the first quarter of last fiscal year. The primary contributor to the increase in segment earnings is the increase in revenues for the three month period ended September 30, 2005 over the same quarter last fiscal year and a favorable mix of higher margin products.

	Three Months Ended September 30,		% Increase
Military Infrared Optics (000's)	2005	2004	(Decrease)
Bookings	$8,232	$5,642	46%
Revenues	6,179	6,411	(4)%
Segment earnings (loss)	(524)	281	N/A

Bookings for the first quarter of fiscal 2006 for Military Infrared Optics increased 46% to $8,232,000 as compared to $5,642,000 in the first quarter of last fiscal year. The strong booking rate for the quarter was driven by long-running programs such as infrared windows for the Apache Helicopter and the Bradley Fighting Vehicle. The current quarter’s booking rate for these programs exceeded historical rates for repair and replacement parts of these systems. Additionally, the Company’s sapphire-related product bookings increased as the Company continues to make technological progress on this product line.

Revenues for the first quarter of fiscal 2006 for Military Infrared Optics decreased 4% to $6,179,000 compared to $6,411,000 in the first quarter last fiscal year. The decrease in revenues for the current fiscal year compared to the same period last year was primarily due to production challenges related to next generation targeting systems for the Apache Helicopter, commonly referred to as the Arrowhead Program. The technologically challenging program has resulted in low production yields and shipment delays.

Segment loss for the first quarter of fiscal 2006 was $524,000 compared to segment earnings of $281,000 for the same period last fiscal year. The segment loss for the three months ended September 30, 2005 was due to low production yields and shipment delays on targeting systems for the Arrowhead Program.

	Three Months Ended September 30,		% Increase
Compound Semiconductor Group (000's)	2005	2004	(Decrease)
Bookings	$17,949	$1,849	871%
Revenues	10,617	3,284	223%
Segment earnings (loss)	(362)	(546)	(34)%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s eV PRODUCTS division, the Company’s WBG group, the Company’s AMDC group and Marlow.

Bookings for the first quarter of fiscal 2006 for the Compound Semiconductor Group were $17,949,000 as compared to $1,849,000 in the first quarter of last fiscal year. Excluding the bookings from Marlow in the amount of $13.1 million for the current three month period, bookings for the Compound Semiconductor Group increased approximately $3.0 million as compared to the same period last fiscal year. The increase in bookings for the segment was primarily attributable to the eV PRODUCTS division’s receipt of an annual blanket order during the current fiscal quarter from a major medical customer who placed the prior year’s annual blanket order in the second quarter of the prior fiscal year.

Revenues for the first quarter of fiscal 2006 for the Compound Semiconductor Group were $10,617,000 compared to $3,284,000 in the first quarter of the last fiscal year. Excluding revenues from Marlow in the amount of $8.0 million, revenues for the Compound Semiconductor Group decreased 21% for the current three months compared to the same period last fiscal year primarily due to lower contract activity by the WBG group.

The segment loss for the first quarter of fiscal 2006 of $362,000 decreased from the segment loss of $546,000 in the first quarter of the prior fiscal year. The decrease in the loss for the three month period was attributable to the inclusion of Marlow’s operations during the current quarter.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2006 was $21,418,000 or 41% of net sales compared to $17,191,000 or 45% of net sales for the same period last fiscal year. The decrease in gross margin percentage during the current three month period compared to the same period last fiscal year was due to several factors. The addition of Marlow has lowered gross margins, as the historical gross margins of Marlow’s product mix are lower than the overall gross margin of the Company before the Marlow acquisition. Selenium raw material pricing increases in our Infrared Optics segment negatively impacted gross margin, as we have seen the cost of selenium double from what it was a year ago. Finally, the low production yields experienced by the Military Infrared Optics segment as a result of lower revenues and production challenges for certain products lowered gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2006 was $670,000 or 31% of research and development revenues compared to a gross margin of $375,000 or 14% of research and development revenues for the same period last fiscal year. The higher gross margin during the current quarter compared to the same period last fiscal year was primarily due to increased profitability of certain contracts in the Near-Infrared Optics segment. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group for the current quarter. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the first quarter of fiscal 2006 were $1,911,000 or 4% of revenue compared to $1,048,000 or 3% of revenues for the same period last fiscal year. The higher dollar expense is primarily the result of the internal research and development at our Marlow subsidiary, less externally funded contract activity at our silicon carbide operations and more corporate research and development expense at our AMDC operations. Company funded internal research and development expenses combined with externally funded research and development expenses for the first quarter of fiscal 2005 were $3,426,000 or 6% of revenue compared to $3,356,000 or 8% for the same period last fiscal year.

Selling, general and administrative expenses for the first quarter of fiscal 2006 were $11,499,000 or 21% of revenues compared to $9,220,000 or 23% of revenues for the same period last fiscal year. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling general and administration cost structure has lowered this metric for the Company as a whole. In addition, the Company had lower professional services for legal related matters during the current fiscal quarter compared to the same period last year due to the conclusion of the trade secret litigation that resulted in the jury award referenced above.

Interest expense for the first quarter of fiscal 2006 was $405,000 compared to $63,000 for the same period last fiscal year. The increase in interest expense for the current fiscal three months compared to the same period last year was due to the increase in the Company’s debt obtained to finance the Marlow acquisition in December 2004 combined with higher interest rates.

Other income for the first quarter of fiscal 2006 was $1,297,000 compared to other income of $491,000 for the same period last fiscal year. For the current quarter ended September 30, 2005, other income reflects receipt of a $842,000 award from a jury verdict in favor of the Company in a trade secret lawsuit. In addition, the Company received $200,000 for a business interruption insurance claim.

The Company’s year-to-date effective income tax rate is 29.5% compared to an effective income tax rate of 27.0% for the same period in fiscal 2005. The higher tax rate for the current fiscal year compared to the prior year reflects the Company’s anticipation that the current fiscal year will contain more United States source income taxed at a higher tax rate than in the prior year. The increase in the rate also considers the continued phase out of the Extraterritorial Income Exclusion benefit and anticipates this will not be fully offset by other tax programs currently available to the Company.

The American Jobs Creation Act of 2004 (the Act), creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. The Company has not decided to what extent, it might repatriate foreign earnings back to the United States.

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

	Three Months Ended September 30,
Sources (uses) of cash:	2005	2004
Net cash provided by (used in) operating activities	$3,797	$(1,802)
Proceeds from exercise of stock options	250	725
Additions to property, plant and equipment	(5,427)	(4,197)
Purchase of business	(1,588)	—
Payments on indebtedness, net of borrowings	(1,413)	(87)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest amount due to the pay-out of the Company’s worldwide bonuses accrued from the previous fiscal year. In the first three months of fiscal 2006, cash provided by operations was approximately $3.8 million. The increase in cash was driven by the Company’s net earnings of approximately $6.7 million along with depreciation and amortization of $3.7 million. The increase in cash was offset by working capital requirements of approximately $6.6 million.

Net cash used in investing activities during the first quarter of fiscal 2006 of approximately $7.0 million was primarily for property, plant and equipment expenditures of $5.4 million and the acquisition of the remaining 25% of II-VI Deutschland GmbH of $1.6 million. Net cash used in financing activities of $1.2 million included $0.2 million of proceeds from the exercise of stock options offset by $1.4 million of net payments on borrowings.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit agreement in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable quarterly beginning January 1, 2006. The weighted average interest rate of borrowings under this credit agreement was 4.32% for the quarter ended September 30, 2005. The Company had available $19.0 million under its line of credit as of September 30, 2005. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2005, total outstanding letters of credit supported by the credit facility were $0.5 million.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 11,000 shares totaling $0.2 million of common stock under the share repurchase program as of September 30, 2005. There were no purchases during the three months ended September 30, 2005. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows:

	September 30, 2005	June 30, 2005
Cash and cash equivalents	$16,936	$21,675
Available borrowing capacity under existing credit facility	19,050	17,600
Total debt obligations	43,490	44,981

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments, treasury stock repurchases and internal growth for fiscal 2006.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2005.

Tabular-Disclosure of Contractual Obligations

		Payments Due By Period
Contractual Obligations ($000’s)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$43,490	$5,677	$17,757	$19,989	$67
Interest Payments(1)	5,381	1,721	2,595	1,063	2
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	5,827	1,861	1,997	1,579	390
Purchase Obligations	11,786	8,681	3,105	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$66,484	$17,940	$25,454	$22,631	$459

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2005.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended September 30, 2005.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $391,000 to an increase of $480,000 for the quarter ended September 30, 2005.

For II-VI Singapore Pte., Ltd. and its subsidiaries and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $352,000 and $191,000 for the quarters ended September 30, 2005 and 2004, respectively.

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

Interest Rate Risks

To satisfy certain provisions of its credit facility (see Note H to the Company’s Consolidated Financial Statements), on March 8, 2005 the Company entered into one-year interest rate caps with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate caps is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate of 3.50%. At September 30, 2005 the one-month LIBOR rate was 3.86%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate caps on net earnings for the three months ended September 30, 2005 and 2004 was insignificant. As of September 30, 2005, the total borrowings of $43.5 million included a $30.0 million term loan, $10.5 million under a line of credit, $2.7 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million for the quarter ended September 30, 2005.

Item 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer (and principal financial officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. The Company and the defendant appealed the decision by the lower court and the appeals have been exhausted. During the quarter ended September 30, 2005, the Company received the verdict award in the amount of $0.8 million and recorded this amount in Other income, net in the Consolidated Statements of Earnings for the three months ended September 30, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of the Company’s securities under the Company’s repurchase program during the three months ended September 30, 2005.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit	Reference
10.01	II-VI Incorporated 2005 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit A to II-VI’s Proxy Statement dated September 26, 2005.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: November 9, 2005	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
10.01	II-VI Incorporated 2005 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit A to II-VI’s Proxy Statement dated September 26, 2005.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.