Form 10-Q
period 2005-12-31
II-VI INC
filed 2006-02-08
CIK 820318

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐    Accelerated filer   ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 3, 2006, 29,272,568 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2005	June 30, 2005(1)
Assets
Current Assets
Cash and cash equivalents	$19,595	$21,675
Accounts receivable – less allowance for doubtful accounts of $915 at December 31, 2005 and $816 at June 30, 2005	36,273	35,985
Inventories	48,187	44,916
Deferred income taxes	7,382	6,960
Prepaid and other current assets	1,953	2,202

Total Current Assets	113,390	111,738

Property, Plant & Equipment, net	79,568	77,900
Investment	2,281	2,249
Goodwill	40,999	39,537
Other Intangible Assets, net	15,671	16,332
Other Assets	5,419	4,922

	$257,328	$252,678

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,978	$10,073
Accrued salaries and wages	4,744	4,870
Accrued bonuses	3,899	7,095
Income taxes payable	6,139	4,718
Accrued profit sharing contribution	1,135	2,143
Other accrued liabilities	6,692	5,184
Current portion of long-term debt	7,552	3,801

Total Current Liabilities	40,139	37,884

Long-Term Debt – less current portion	32,322	41,180
Deferred Income Taxes	9,204	10,744
Other Liabilities	2,857	2,399

Total Liabilities	84,522	92,207
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 31,437,728 shares at December 31, 2005; 31,350,118 shares at June 30, 2005	53,846	52,405
Accumulated other comprehensive income	92	631
Retained earnings	121,456	109,527

	175,394	162,563
Less treasury stock, at cost, 2,176,160 shares at December 31, 2005; 2,148,760 shares at June 30, 2005	2,588	2,092

Total Shareholders’ Equity	172,806	160,471

	$257,328	$252,678

-	See notes to condensed consolidated financial statements.

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment”, see Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2005	2004(1)
Revenues
Net sales:
Domestic	$28,897	$23,727
International	22,854	17,728

	51,751	41,455
Contract research and development	2,076	1,758

	53,827	43,213

Costs, Expenses & Other (Income) Expense

Cost of goods sold	31,929	23,305
Contract research and development	1,442	916
Internal research and development	1,966	1,584
Selling, general and administrative	11,301	10,134
Interest expense	450	88
Other income, net	(101)	(203)

	46,987	35,824

Earnings Before Income Taxes	6,840	7,389

Income Taxes	1,660	1,995

Net Earnings	$5,180	$5,394

Basic Earnings Per Common Share	$0.18	$0.19

Diluted Earnings Per Common Share	$0.17	$0.18

-	See notes to condensed consolidated financial statements.

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment”, see Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2005	2004(1)
Revenues
Net sales:
Domestic	$61,129	$45,459
International	42,828	33,820

	103,957	79,279
Contract research and development	4,261	4,441

	108,218	83,720

Costs, Expenses & Other (Income) Expense

Cost of goods sold	62,717	43,938
Contract research and development	2,957	3,224
Internal research and development	3,877	2,632
Selling, general and administrative	22,800	19,354
Interest expense	855	151
Other income, net	(1,398)	(694)

	91,808	68,605

Earnings Before Income Taxes	16,410	15,115

Income Taxes	4,481	4,082

Net Earnings	$11,929	$11,033

Basic Earnings Per Common Share	$0.41	$0.38

Diluted Earnings Per Common Share	$0.40	$0.37

-	See notes to condensed consolidated financial statements.

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment”, see Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2005	2004(1)
Cash Flows from Operating Activities
Net earnings	$11,929	$11,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,909	5,185
Amortization	793	359
Stock option expense	954	984
Gain on foreign currency remeasurements and transactions	(472)	(754)
Net loss (gain) on disposal of assets	3	(4)
Deferred income taxes	(523)	99
Increase (decrease) in cash from changes in:
Accounts receivable	(49)	2,385
Inventories	(3,456)	(7,524)
Accounts payable	537	(2,725)
Other operating net assets	(2,431)	(5,771)

Net cash provided by operating activities	14,194	3,267

Cash Flows from Investing Activities
Additions to property, plant and equipment	(9,572)	(7,975)
Proceeds from sale of property, plant and equipment	12	65
Purchase of businesses	(1,588)	(29,650)
Dividend from unconsolidated business	23	10

Net cash used in investing activities	(11,125)	(37,550)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	2,500	15,400
Payments on short-term borrowings	(7,400)	(8,000)
Proceeds on long-term borrowings	—	30,000
Payments on long-term borrowings	(26)	(9,400)
Proceeds from exercise of stock options	487	1,029
Purchases of treasury stock	(496)	—

Net cash (used in) provided by financing activities	(4,935)	29,029

Effect of exchange rate changes on cash and cash equivalents	(214)	(159)

Net decrease in cash and cash equivalents	(2,080)	(5,413)

Cash and Cash Equivalents at Beginning of Period	21,675	21,683

Cash and Cash Equivalents at End of Period	$19,595	$16,270

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$596	$—

Cash paid for interest	$596	$217

Cash paid for income taxes	$4,591	$3,480

-	See notes to condensed consolidated financial statements.

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment”, see Note B.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

($000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
BALANCE – JUNE 30, 2005 (As Reported)	31,350	$45,217	$631	$115,110	(2,149)	$(2,092)	$158,866
Cumulative stock option expense under FAS 123(R)	—	5,583	—	(5,583)	—	—	—
Cumulative FAS 123(R) deferred tax asset adjustment	—	1,605	—	—	—	—	1,605
BALANCE – JUNE 30, 2005 (Restated) (1)	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471

Shares issued under stock option plans	88	487	—	—	—	—	487
Stock option expense	—	954	—	—	—	—	954
Net earnings	—	—	—	11,929	—	—	11,929
Purchase of treasury stock	—	—	—	—	(27)	(496)	(496)
Other comprehensive loss, net of tax	—	—	(539)	—	—	—	(539)
BALANCE – DECEMBER 31, 2005	31,438	$53,846	$92	$121,456	(2,176)	$(2,588)	$172,806

-	See notes to condensed consolidated financial statements.

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment”, see Note B.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A -	Basis of Presentation

The consolidated financial statements for the three and six month periods ended December 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2005. The consolidated results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. The results for the quarter and six months ended December 31, 2004 include one month contribution from Marlow Industries, Inc. which was acquired by the Company in December 2004.

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

The Company had a stock option plan, the II-VI Incorporated stock option plan of 2001, under which stock options had been granted by the Board of Directors to directors, officers and key employees, with 7,740,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted under this plan had been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. All stock options expire 10 years after the grant date.

On August 13, 2005, the Board of Directors unanimously adopted, subject to approval of the shareholders of the Company, the II-VI Incorporated 2005 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, deferred shares or performance shares in the aggregate not to exceed 1,800,000 shares of Common Stock and performance units. The 2005 Omnibus Incentive Plan was approved by the shareholders of the company on November 4, 2005, and consequently, no further stock option grants will be made under the predecessor plan.

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

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

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

Under the provisions of SFAS 123R, the Company recorded $0.3 million and $1.0 million in stock compensation expense in its Consolidated Statements of Earnings for the three and six months ended December 31, 2005, respectively, and $0.5 million and $1.0 million for the three and six months ended December 31, 2004, respectively. The stock compensation expense is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the Grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation expense. During the six months ended December 31, 2005 and 2004, the weighted-average fair value of options granted under the stock option plan was $10.82 and $11.02, respectively, per option using the following assumptions:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Risk free interest rate	4.35%	4.06%	4.33%	3.77%
Expected volatility	60%	64%	60%	64%
Expected life of options	6.36 years	7.11 years	6.36 years	7.11 years
Dividend yield	none	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Note C -	Acquisitions

II-VI Deutschland GmbH

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) for approximately $1.6 million. In connection with the purchase of the remaining 25% interest, the Company received a three year non-compete agreement from L.O.T. The purchase price was allocated $1.4 million to goodwill and $0.2 million to the non-complete agreement. The Company is in the process of finalizing the purchase accounting related to this acquisition; in particular, the allocation of the purchase price among goodwill and identified intangible assets has not yet been finalized and are therefore subject to adjustment in future periods. The Company expects to finalize its valuation of the acquired intangibles by March 31, 2006.

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

Of the $11.7 million of acquired intangible assets, $6.0 million was assigned to a registered tradename with a indefinite life not amortized but tested annually for impairment. Acquired patents totaled $2.9 million and are amortized over a period ranging from 1.5 years to 8.5 years. Customer list acquired totaled $2.3 million and is amortized over 9.5 years and the non-compete agreements of $0.5 million are amortized over 3 years.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2004, the beginning of the Company’s fiscal year 2005 ($000 except per share).

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net Revenues	$53,827	$47,743	$108,218	$94,968

Net Earnings	$5,180	$5,177	$11,929	$10,440

Basic earnings per share	$0.18	$0.19	$0.41	$0.36

Diluted earnings per share	$0.17	$0.18	$0.40	$0.35

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D -	Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31, 2005	June 30, 2005
Billed
Completed contracts	$350	$883
Contracts in progress	969	953

	1,319	1,836
Unbilled	2,835	2,323

	$4,154	$4,159

Note E -	Inventories

The components of inventories were as follows ($000):

	December 31, 2005	June 30, 2005
Raw materials	$19,142	$16,396
Work in progress	17,003	16,409
Finished goods	12,042	12,111

	$48,187	$44,916

Note F -	Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	December 31, 2005	June 30, 2005
Land and land improvements	$1,842	$1,842
Buildings and improvements	44,757	35,614
Machinery and equipment	92,524	87,943
Construction in progress	8,923	13,412

	148,046	138,811
Less accumulated depreciation	(68,478)	(60,911)

	$79,568	$77,900

Capitalized interest expense associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $0.1 million for the six months ended December 31, 2005. No interest was capitalized during three months ended December 31, 2005. Interest capitalized for the six months ended December 31, 2004 was $0.1 million.

Note G -	Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

Changes in the carrying amount of goodwill are as follows ($000):

December 31, 2005
Beginning Balance – July 1, 2005	$39,537
Goodwill acquired – II-VI Deutschland GmbH (See Note C)	1,429
Foreign currency translation	33

Balance – End of Period	$40,999

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2005 and June 30, 2005 were as follows ($000):

	December 31, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	($1,464)	$4,042	$5,506	($1,151)	$4,355
Trademarks	7,491	(404)	7,087	7,491	(367)	7,124
Customer Lists	5,693	(1,629)	4,064	5,742	(1,356)	4,386
Other	1,438	(960)	478	1,275	(808)	467

Total	$20,128	($4,457)	$15,671	$20,014	($3,682)	$16,332

Amortization expense recorded on the intangible assets was $0.4 million and $0.8 million, for the three and six months ended December 31, 2005, respectively, and was $0.2 million and $0.4 million for the three and six months ended December 31, 2004, respectively. The gross carrying amount of trademarks includes $6.0 million of an acquired tradename with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At December 31, 2005, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
($000)
Remaining 2006	$875
2007	1,365
2008	1,254
2009	1,122
2010	1,122

Note H -	Debt

The components of debt were as follows ($000’s):

	December 31, 2005	June 30, 2005
Line of credit, interest at the LIBOR Rate, as defined, plus 0.75%	$7,000	$11,900
Term loan, interest at the LIBOR Rate, as defined, plus 0.75%, respectively, payable in quarterly installments beginning in January 2006	30,000	30,000
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	328	354
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,546	2,727

Total debt	39,874	44,981
Current portion of long-term debt	(7,552)	(3,801)

Long-term debt	$32,322	$41,180

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit facility in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments beginning January 1, 2006. The weighted average interest rate of borrowings under this credit agreement was 4.4% and 3.6% for the six months ended December 31, 2005 and 2004, respectively. The Company had available $22.4 million under its line of credit as of December 31, 2005. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2005 and June 30, 2005, total outstanding letters of credit supported by the credit facility were $0.6 million and $0.5 million, respectively. The Company has a 300 million Yen loan. This loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.07% at December 31, 2005 and June 30, 2005.

Note I -	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net earnings	$5,180	$5,394	$11,929	$11,033
Divided by:
Weighted average shares	29,249	29,116	29,237	29,042

Basic earnings per common share	$0.18	$0.19	$0.41	$0.38

Net earnings	$5,180	$5,394	$11,929	$11,033
Divided by:
Weighted average shares	29,249	29,116	29,237	29,042
Dilutive effect of common stock equivalents	750	868	722	860

Diluted weighted average common shares	29,999	29,984	29,959	29,902

Diluted earnings per common share	$0.17	$0.18	$0.40	$0.37

Note J-	Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net earnings	$5,180	$5,394	$11,929	$11,033
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $(77) and $(202), respectively, for the three and six months ended December 31, 2005 and $275 and $184 respectively, for the three and six months ended December 31, 2004.	(240)	743	(539)	498

Comprehensive income	$4,940	$6,137	$11,390	$11,531

Note K -	Segment and Geographic Reporting

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets, capital expenditures and stock-based compensation; Near-Infrared Optics, which is the Company’s VLOC subsidiary, the Suzhou, China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group which is the aggregation of Marlow, the eV PRODUCTS division, the Wide Bandgap Materials (WBG) group and the Advanced Material Development Center (AMDC) group (which is responsible for the corporate research and development activities).

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

The Compound Semiconductor Group is located in the United States, the United Kingdom, Japan and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. Marlow designs and manufacturers thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries. AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended December 31, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$26,708	$7,283	$7,920	$11,916	—	$53,827
Inter-segment revenues	70	284	75	836	(1,265)	—
Segment earnings (loss)	7,086	238	(382)	247	—	7,189
Interest expense	—	—	—	—	—	(450)
Other income, net	—	—	—	—	—	101
Earnings before income taxes	—	—	—	—	—	6,840
Depreciation and amortization	1,543	697	446	1,315	—	4,001
Segment assets	120,103	33,709	41,610	61,906	—	257,328
Expenditures for property, plant and equipment	1,636	1,100	344	1,104	—	4,184
Equity investment	—	—	—	2,281	—	2,281
Goodwill	7,206	1,927	21,544	10,322	—	40,999

	Three Months Ended December 31, 2004
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$23,513	$8,313	$6,684	$4,703	—	$43,213
Inter-segment revenues	115	1,044	91	951	(2,201)	—
Segment earnings (loss)	7,159	531	358	(774)	—	7,274
Interest expense	—	—	—	—	—	(88)
Other income, net	—	—	—	—	—	203
Earnings before income taxes	—	—	—	—	—	7,389

Depreciation and amortization	1,177	674	445	638	—	2,934
Segment assets	102,635	29,183	40,748	54,480	—	227,046
Expenditures for property, plant and equipment	2,236	740	147	655	—	3,778
Equity investment	—	—	—	2,004	—	2,004
Goodwill	5,516	1,927	21,544	17,666	—	46,653

	Six Months Ended December 31, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$55,605	$15,981	$14,099	$22,533	—	$108,218
Inter-segment revenues	188	411	138	1,598	(2,335)	—
Segment earnings (loss)	15,817	1,071	(906)	(115)	—	15,867
Interest expense	—	—	—	—	—	(855)
Other income, net	—	—	—	—	—	1,398
Earnings before income taxes	—	—	—	—	—	16,410
Depreciation and amortization	2,827	1,392	905	2,578	—	7,702
Expenditures for property, plant and equipment	3,863	1,940	539	2,341	—	8,683

	Six Months Ended December 31, 2004
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$46,578	$16,060	$13,095	$7,987	—	$83,720
Inter-segment revenues	209	1,811	186	1,840	(4,046)	—
Segment earnings (loss)	14,256	997	639	(1,320)	—	14,572
Interest expense	—	—	—	—	—	(151)
Other income, net	—	—	—	—	—	694
Earnings before income taxes	—	—	—	—	—	15,115

Depreciation and amortization	2,300	1,317	835	1,092	—	5,544
Expenditures for property, plant and equipment	4,754	1,554	597	1,070	—	7,975

Note L -	Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company from time-to-time purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded the fair value of contracts with a notional amount of approximately $5.1 million and $3.0 million as of December 31, 2005 and June 30, 2005, respectively, on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in other income, net in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $21,000 and $168,000 for the three months ended December 31, 2005 and 2004, respectively. The change in the fair value of these contracts increased net earnings by $31,000 and decreased net earnings by $91,000 for the six months ended December 31, 2005 and 2004, respectively.

To satisfy certain provisions of its credit facility, on March 8, 2005 the Company entered into one-year interest rate cap agreements with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate cap agreements is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate at 3.50%. At December 31, 2005 the one-month LIBOR rate was 4.39%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate cap agreements on net earnings for the three and six months ended December 31, 2005 was insignificant.

Note M -	Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the six months ended December 31, 2005 ($000) and is included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Six Months Ended December 31, 2005
Balance – Beginning of Period	$962
Expense and writeoffs, net	(11)

Balance – End of Period	$951

Note N -	Investment in 5N Plus, Inc.

During the year ended June 30, 2002, the Company acquired for $1.7 million a 25% ownership interest in 5NPlus, Inc., a supplier to the Company. In July 2002, the Company increased its ownership interest to 33% as a result of a loan conversion to equity in accordance with the original purchase agreement in the amount of $0.4 million. In April 2005, the Company increased its ownership to 36% as a result of acquiring a pro-rata ownership percentage of an exiting shareholder for $0.2 million. This investment is accounted for under the equity method of accounting.

At December 31, 2005 and June 30, 2005, the Company had outstanding notes receivable of approximately $0.5 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at the Canadian Prime Rate plus 1.50% on the unpaid balance. Raw materials purchased from this supplier were $0.2 million and $0.6 million for the three and six months ended December 31, 2005, respectively and were $0.1 million and $0.5 million for the three and six months ended December 31, 2004, respectively. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements was approximately $0.1 million for both the three and six months ended December 31, 2005 and was $0.1 million for both the three and six months ended December 31, 2004.

Note O -	Legal Proceedings

The Company and its subsidiaries are involved in various claims and lawsuits incidental to the business. In addition, during the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. The Company and the defendant appealed the decision by the lower court and the appeals have been exhausted. During the quarter ended September 30, 2005, the Company received the verdict award in the amount of $0.8 million and recorded this amount in other income, net in the Consolidated Statements of Earnings.

Note P -	Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time-to-time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 38,400 shares of common stock totaling $0.7 million under the share repurchase program as of December 31, 2005. During the three and six months ended December 31, 2005 the Company repurchased 27,400 shares totaling $0.5 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

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

The following discussion and analysis includes three and six months of financial results for the period ended December 31, 2005 of the Company’s recently acquired Marlow Industries, Inc. subsidiary included in the Compound Semiconductor Group. The three and six months ended December 31, 2004 includes one month of financial results of Marlow as the entity was acquired in December 2004.

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

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, workers compensation accrual for our self-insurance program, and accounting for share based payment. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

Under the provisions of SFAS 123R, the Company recorded $0.3 million and $1.0 million in stock compensation expense in its condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2005, respectively, and $0.5 million and $1.0 million for the three and six months ended December 31, 2004, respectively. The stock compensation expense is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the Grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation expense. During the six months ended December 31, 2005 and 2004, the weighted-average fair value of options granted under the stock option plan was $10.82 and $11.02, respectively, per option using the following assumptions:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Risk free interest rate	4.35%	4.06%	4.33%	3.77%
Expected volatility	60%	64%	60%	64%
Expected life of options	6.36 years	7.11 years	6.36 years	7.11 years
Dividend yield	none	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeitures are higher than estimated. See also Note B to the Condensed Consolidated Financial Statements for a discussion of the Company’s stock option and incentive plans.

As of December 31, 2005, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2005.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended			Six Months Ended
	December 31,		% Increase (Decrease)	December 31,		% Increase
	2005	2004		2005	2004
Bookings	$62,688	$49,380	27%	$122,005	$86,912	40%
Revenues	53,827	43,213	25%	108,218	83,720	29%
Net earnings	5,180	5,394	(4)%	11,929	11,033	8%
Diluted earnings per share	0.17	0.18	(6)%	0.40	0.37	8%

Net earnings for the second quarter of fiscal 2006 were $5,180,000 ($0.17 per share-diluted) on revenues of $53,827,000. This compares to net earnings of $5,394,000 ($0.18 per share-diluted) on revenues of $43,213,000 in the second quarter of fiscal 2005. For the six months ended December 31, 2005, net earnings were $11,929,000 ($0.40 per share-diluted) on revenues of $108,218,000. This compares to net earnings of $11,033,000 ($0.37 per share-diluted) on revenues of $83,720,000 for the six months ended December 2004. The decrease in net earnings for the second quarter of fiscal 2006 compared to the same quarter last fiscal year was impacted by several factors. The Company’s Infrared Optics segment had lower revenues in the current quarter than in the prior quarter due to throughput delays caused by rerouting coating work from the Company’s Singapore coating facility to the Saxonburg, Pennsylvania coating facility and a change in the infrared product mix resulting in increased shipments of lower margin optics as compared to the prior quarter. The Company’s Military Infrared Optics segment experienced higher than usual scrap and rework costs which impacted profitability for both established and new products. Net earnings were also negatively impacted by reduced revenues from the Company’s Near-Infrared Optics segment which experienced a decrease in revenues of 12% compared to the same quarter last fiscal year. In addition, energy costs and critical raw materials utilized in the

Company’s crystal growth and production processes continue to increase and negatively impact earnings. Net earnings for the second quarter of fiscal 2006 was positively impacted by a reduction in the effective income tax rate to 24.3% compared to 27.0% in the second quarter last fiscal year due to a lowering of projected income from United States source income and an increase of foreign source income. For the six months ended December 31, 2005, the increase in net earnings was primarily attributed to a 29% increase in revenues compared to the same six month period last fiscal year which offset the factors impacting net earnings during the three months ended December 31, 2005.

Net earnings were impacted for all periods presented from the Company’s adoption of SFAS 123R related to the Company’s share based payments. The Company recognized after-tax expense of $0.2 million and $0.7 million of stock option compensation in the Consolidated Statements of Earnings for the three and six months ended December 31, 2005, respectively and $0.4 million and $0.7 million for the three and six months ended December 31, 2004, respectively. The stock compensation expense of $0.3 million and $1.0 million for the three and six months ended December 31, 2005, respectively, and $0.5 million and $1.0 million for the three and six months ended December 31, 2004 is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the Grantee.

Bookings for the second quarter of fiscal 2006 increased 27% to $62,688,000 compared to $49,380,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future. Bookings for the six months ended December 31, 2005 increased 40% to $122,005,000 compared to $86,912,000 for the same period last fiscal year. The increase in bookings for the current fiscal three and six month periods compared to the same periods last fiscal year is primarily due to increased product demand across all of the Company’s business segments. The Company’s Near-Infrared Optics segment reported the strongest increase in bookings for the three and six month periods at 89% and 47%, respectively, due to receiving a large order for the segment’s UV filter product line used to assist aircraft in the early detection of missile threats. Infrared Optics bookings increased 16% for both the current fiscal three and six month periods compared to the same periods last fiscal year due to the continued demand for high power replacement laser optics and laser optic materials. The Company’s Compound Semiconductor Group’s bookings for the current fiscal six month period increased $16.4 million compared to the prior fiscal six month period due primarily to the bookings from the Company’s Marlow subsidiary which the Company acquired in December 2004. Bookings for the Company’s Military Optics segment increased 13% and 30% for the three and six month periods, respectively, as compared to the same periods last fiscal year due to the segment’s heritage programs such as the Apache helicopter targeting system and other programs experiencing repair and replacement of these weapon systems due to the current military deployment.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other income – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note K to the condensed Consolidated Financial Statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended			Six Months Ended
	December 31,		% Increase (Decrease)	December 31,		% Increase
	2005	2004		2005	2004
Bookings	$30,301	$26,070	16%	$56,854	$49,056	16%
Revenues	26,708	23,513	14%	55,605	46,578	19%
Segment earnings	7,086	7,159	(1)%	15,817	14,256	11%

Bookings for the second quarter of fiscal 2006 for Infrared Optics increased 16% to $30,301,000 from $26,070,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2005 increased 16% to $56,854,000 from $49,056,000 for the same period last fiscal year. Demand from OEM’s, who utilize infrared optics in their laser systems, continues to strengthen across all markets serviced. Demand is expected to remain strong in the near-term as manufacturing companies worldwide continue to invest in laser equipment to increase productivity and lower costs. In addition, bookings for the segment’s zinc selenide and zinc sulfide materials have increased compared to the same periods last fiscal year as market demand for these materials continue to strengthen.

Revenues for the second quarter of fiscal 2006 for Infrared Optics increased 14% to $26,708,000 from $23,513,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2005 increased 19% to $55,605,000 from $46,578,000 for the same period last fiscal year. The increase in revenues for the current fiscal three and six month periods compared to the same periods last fiscal year is driven by demand from both the Company’s OEM and aftermarket customers. In particular, revenues from OEM customers in Japan, Germany and Switzerland have been strong. In addition, the segment has experienced increased material sales used in various military programs.

Segment earnings for the second quarter decreased 1% to $7,086,000 from $7,159,000 in the second quarter of last fiscal year. Despite the increase in revenues for the current fiscal three months of approximately $3.2 million compared to the same period last fiscal year, segment earnings were negatively impacted by several factors including a shift in the sales mix from higher margin products to lower margin products as compared to the same period last fiscal year. In addition, the segment experienced short-term production challenges and throughput issues relating to its coating operations, continued increases in raw material and energy costs and increased levels of overhead associated with the segment’s recent expansion of the Saxonburg and Singapore manufacturing facilities. During the current quarter, the weakening Japanese Yen also negatively impacted our gross margins. Segment earnings for the six months ended December 31, 2005 increased 11% to $15,817,000 from $14,256,000 for the same period last fiscal year. The improvement in segment earnings for the current fiscal six month period as compared to the same period of the last fiscal year was primarily due to increased sales volume.

Near-Infrared Optics ($000’s)

	Three Months Ended			Six Months Ended
	December 31,		% Increase (Decrease)	December 31,		% Increase
	2005	2004		2005	2004
Bookings	$17,039	$9,015	89%	$23,622	$16,070	47%
Revenues	7,283	8,313	(12)%	15,981	16,060	0%
Segment earnings	238	531	(55)%	1,071	997	7%

Bookings for the second quarter of fiscal 2006 for Near-Infrared Optics increased 89% to $17,039,000 from $9,015,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2005 increased 47% to $23,622,000 as compared to $16,070,000 for the same period last fiscal year. The overall increase in bookings was primarily due to the receipt of a large booking during the current fiscal three month from the Company’s UV filter product line used to assist aircraft in the early detection of missile threats. In addition, the Near-Infrared Optics segment experienced increases in bookings from medical and instrumentation related optics.

Revenues for the second quarter of fiscal 2006 for Near-Infrared Optics decreased 12% to $7,283,000 compared to $8,313,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2005 was consistent at $15,981,000 compared to $16,060,000 for the same period last fiscal year. Shipments from the segment’s crystal products and Yttrium Aluminum Garnet (YAG) product lines were lower compared to the same period last fiscal year. In addition, the segment recognized lower contract revenue in the current period compared to the same period last fiscal year as well as decreased demand from military applications.

Segment earnings for the second quarter of fiscal 2006 decreased 55% to $238,000 from $531,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2005 increased 7% to $1,071,000 from $997,000 for the same period last fiscal year. The primary contributor to the decrease in segment earnings for both the three and six month periods of the current fiscal year compared to the same periods last fiscal year was lower than anticipated revenues from the UV filter, YAG and crystal product lines. In addition, production yields and increased operating costs relating to utilities, repairs and maintenance and other outside service costs also impacted segment earnings negatively.

Military Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2005	2004		2005	2004
Bookings	$5,981	$5,275	13%	$14,213	$10,917	30%
Revenues	7,920	6,684	18%	14,099	13,095	8%
Segment earnings (loss)	(382)	358	N/A	(906)	639	N/A

Bookings for the second quarter of fiscal 2006 for Military Infrared Optics increased 13% to $5,981,000 as compared to $5,275,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2005 increased 30% to $14,213,000 as compared to $10,917,000 for the same period last fiscal year. The increase in the segment’s bookings for both the current fiscal three and six month periods compared to the same periods last fiscal year was due to increased demand for long-running heritage programs such as the Apache Helicopter and demand for repair and replacement parts for weapon systems due to the current military conflicts in the Middle East. In addition, the segment’s sapphire product bookings for the current fiscal six months have increased from the same period last fiscal year as the segment continues to make technological advancement on this challenging product line.

Revenues for the second quarter of fiscal 2006 for Military Infrared Optics increased 18% to $7,920,000 compared to $6,684,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2005 increased 8% to $14,099,000 compared to $13,095,000 for the same period last fiscal year. The increase in revenues for the current fiscal three and six month periods compared to the same periods last fiscal year was primarily attributed to increased shipments of the segment’s sapphire window shrouds for the Advanced Targeting Pod or ATP Sniper program and the Joint Strike Fighter product line as well as the segment’s core military programs including the Apache Helicopter advanced targeting system, commonly referred to as the Arrowhead Program.

Segment loss for the second quarter of fiscal 2006 was $382,000 compared to segment earnings of $358,000 for the same period last fiscal year. The segment loss for the six months ended December 31, 2005 was $906,000 compared to segment earnings of $639,000 for the same period last fiscal year. The segment losses for the current fiscal three and six month periods compared to segment earnings from the same periods last fiscal year were primarily driven by lower than normal production yields and increased scrap costs associated with the segment’s Javelin and Arrowhead Programs. The Javelin program is nearing completion with the remaining backlog for this program to be completed by the end of fiscal 2006. The segment is continuing to ramp up production on the Arrowhead Program and anticipates continued production challenges associated with this program.

Compound Semiconductor Group ($000's)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2005	2004		2005	2004
Bookings	$9,367	$9,020	4%	$27,316	$10,869	151%
Revenues	11,916	4,703	153%	22,533	7,987	182%
Segment earnings (loss)	247	(774)	N/A	(115)	(1,320)	(91)%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s Marlow subsidiary, eV PRODUCTS division, the Company’s WBG group and the Company’s AMDC group.

Bookings for the second quarter of fiscal 2006 for the Compound Semiconductor Group were $9,367,000 as compared to $9,020,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2005 were $27,316,000 compared to $10,869,000 for the same period last fiscal year. Included in the current fiscal three and six months bookings were approximately $6.9 million and $20.0 million, respectively, from Marlow which the Company acquired in December 2004. The Group’s eV PRODUCTS division experienced a decrease in bookings of approximately $2.6 million for the current fiscal three months compared to the same period last fiscal year due to the acceleration of a $2.2 million orders received from the Company’s major medical customer in the first quarter of fiscal 2006. The prior year’s blanket order for this customer was received in the second fiscal 2005 quarter. For the six months ended December 31, 2005, eV PRODUCTS bookings increased approximately 6% compared to the same period last fiscal year as higher demand is being realized from the Company’s core OEM customers in the medical, industrial and security markets. The Group’s WBG Group received a $0.6 million contract during the three months ended December 31, 2005 from the Missile Defense Agency and the Air Force Research Labs for the continued development of next-generation silicon carbide substrates.

Revenues for the second quarter of fiscal 2006 for the Compound Semiconductor Group were $11,916,000 compared to $4,703,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2005 were $22,533,000 compared to $7,987,000 for the same period last fiscal year. Included in the current fiscal three and six month periods were revenues of approximately $8.9 million and $16.9 million respectively from Marlow. During the three and six months ended December 31, 2004 Marlow recorded $2,320,000 of revenues. Demand for Marlow’s products remains strong, especially in the defense and medical markets. eV PRODUCTS experienced an increase of revenues for the current fiscal three months compared to the same period last fiscal year of approximately 32% due to increased product demand from the Company’s OEM customers in the medical, industrial and security markets. For the fiscal six months ended 2006, revenues from eV PRODUCTS and the WBG Group were consistent with the same period last fiscal year.

Segment earnings for the second quarter of fiscal 2006 of $247,000 improved from the segment loss of $774,000 in the second quarter of the prior fiscal year. The segment loss of $115,000 for the six months ended December 31, 2005 decreased from the segment loss of $1,320,000 for the same period last fiscal year. The improvement in the segment’s performance for both the current three and six month periods was primarily attributable to the inclusion of Marlow’s operations during the entire three and six months ended December 31, 2005 compared to only one month in both the three and six months ended December 31, 2004 as well as operating improvements from the Company’s eV PRODUCTS division.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2006 was $19,822,000 or 38% of net sales compared to $18,150,000 or 44% of net sales for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2005 was $41,240,000 or 40% of net sales compared to $35,341,000 or 45% of net sales for the same period last fiscal year. The decrease in gross margin percentage during the current three and six month periods compared to the same periods last fiscal year was due to several factors. The addition of Marlow has lowered gross margins as the historical gross margins of Marlow’s product mix are lower than the overall gross margin of the Company before the Marlow acquisition. Selenium and other raw material price increases in our Infrared Optics segment negatively impacted gross margins as the prices of these materials are rising and expected to continue to increase over the near-term. Low production yields and high scrap costs experienced by the Military Infrared Optics segment and production challenges of our Infrared Optics segment also lowered gross margin. Finally, during the current quarter, the weakening Japanese Yen negatively impacted our gross margins.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2006 was $634,000 or 31% of research and development revenues compared to a gross margin of $842,000 or 48% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2005 was $1,304,000 or 31% of research and development revenue compared to a gross margin of $1,217,000 or 27% of research and development revenue for the same period last fiscal year. The decrease in contract research and development gross margin during the current quarter compared to the same quarter last fiscal year was due to decreased profitability of several of the Military Infrared Optics segment contracts resulting from increased costs associated with production challenges and higher scrap costs. For the six months ended December 31, 2005, contract research and development gross margin is consistent with the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the eV PRODUCTS division and the WBG group.

Company-funded internal research and development expenses for the second quarter of fiscal 2006 were $1,966,000 or 4% of revenue compared to $1,584,000 or 4% of revenues for the same period last fiscal year. Company funded internal research and development expenses for the six months ended December 31, 2005 were $3,877,000 or 4% of revenues compared to $2,632,000 or 3% for the same period last fiscal year. The higher dollar expense is primarily the result of the internal research and development at our Marlow subsidiary, less externally funded contract activity at our silicon carbide operations and more corporate research and development expense at our AMDC operations. Company funded internal research and development expenses combined with externally funded research and development expenses for the second quarter of fiscal 2005 were $3,408,000 or 6% of revenue compared to $2,500,000 or 6% for the same period last fiscal year. Company funded internal research and development expenses combined with externally funded research and development expenses for the six months ended December 31, 2005 were $6,834,000 or 6% compared to $5,856,000 or 7% for the same period last fiscal year.

Selling, general and administrative expenses for the second quarter of fiscal 2006 were $11,301,000 or 21% of revenues compared to $10,134,000 or 23% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2005 were $22,800,000 or 21% of revenues compared to $19,354,000 or 23% of revenues for the same period last fiscal year. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling general and administration cost structure has lowered this metric for the Company as a whole. In addition, the Company had lower professional services for legal related matters during the current fiscal three and six month periods compared to the same periods last fiscal year.

Interest expense for the second quarter of fiscal 2006 was $450,000 compared to $88,000 for the same period last fiscal year. For the six months ended December 31, 2005, interest expense was $855,000 compared to $151,000 for the same period last fiscal year. The increase in interest expense for the current fiscal three and six months compared to the same periods last fiscal year was due to the increase in the Company’s debt obtained to finance the Marlow acquisition in December 2004 and higher interest rates.

Other income for the second quarter of fiscal 2006 was $101,000 compared to other income of $203,000 for the same period last fiscal year. Other income for the second fiscal quarter of 2006 reflects several items including foreign currency gains, interest income and other income items partially offset by the minority interest from the 25% interest of II-VI LOT Suisse S.a.r.l. that the Company does not own. Other income for the six months ended December 31, 2005 was $1,398,000 compared to $694,000 of other income for the same period last fiscal year. For the current fiscal six month period, the increase in other income compared to the same period last fiscal year was due to the receipt of a $800,000 award from a jury verdict in favor of the Company in a trade secret lawsuit.

The Company’s year-to-date effective income tax rate of 27.3% is consistent with the prior year’s effective income tax rate of 27.0%.

The American Jobs Creation Act of 2004 (the Act), creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. The Company has not decided to what extent it might repatriate foreign earnings back to the United States.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercise of stock options as well as through long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchase of treasury stock. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash:

	Six Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$14,194	$3,267
Proceeds from exercise of stock options	487	1,029
Additions to property, plant and equipment	(9,572)	(7,975)
Purchases of businesses, net of cash acquired	(1,588)	(29,650)
Net (payments) borrowings on short-term and long-term borrowings	(4,926)	28,000
Purchases of treasury stock	(496)	—

In the first six months of fiscal 2006, cash provided by operations was approximately $14.2 million. The increase in cash was driven by the Company’s net earnings of approximately $11.9 million along with depreciation and amortization of $7.7 million. The increase in cash was offset by working capital requirements of approximately $5.4 million.

Net cash used in investing activities during the first six months of fiscal 2006 of approximately $11.1 million was primarily for property, plant and equipment expenditures of $9.6 million and the acquisition of the remaining 25% of II-VI Deutschland GmbH of $1.6 million. Net cash used in financing activities of $4.9 million was primarily the net payments on borrowings.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit agreement in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable quarterly beginning January 1, 2006. The weighted average interest rate of borrowings under this credit agreement was 4.4% for the six months ended December 31, 2005. The Company had available $22.4 million under its line of credit as of December 31, 2005. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2005, total outstanding letters of credit supported by the credit facility were $0.6 million.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time-to-time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 38,400 shares of common stock totaling $0.7 million under the share repurchase program as of December 31, 2005. During the three months ended December 31, 2005 the Company repurchased 27,400 shares totaling $0.5 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	December 31, 2005	June 30, 2005
Cash and cash equivalents	$19,595	$21,675
Available borrowing capacity	22,400	17,600
Total debt obligations	39,874	44,981

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments, treasury stock repurchases and internal growth for fiscal 2006.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2005.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$39,874	$7,552	$17,654	$14,614	$54
Interest Payments(1)	4,196	1,505	2,010	679	2
Capital Lease Obligations	47	16	31	—	—
Operating Lease Obligations	5,827	1,861	1,997	1,579	390
Purchase Obligations	11,672	8,666	3,006	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$61,616	$19,600	$24,698	$16,872	$446

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2005.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended December 31, 2005.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a 300 million Yen loan in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $7,000 and $13,000 for the three months and six months ended December 31, 2005, respectively, and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $418,000 to an increase of $551,000 for the three months ended December 31, 2005, and in the range from a decrease of $842,000 to an increase of $1,035,000 for the six months ended December 31, 2005.

For II-VI Singapore Pte., Ltd. and its subsidiaries and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement (losses) gains were ($4,000) and $348,000 for the three and six months ended December 31, 2005, respectively, and ($35,000) and $156,000 for the three and six months ended December 31, 2004, respectively.

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

Interest Rate Risks

To satisfy certain provisions of its credit facility, on March 8, 2005 the Company entered into one-year interest rate cap agreements with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate cap agreements is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate of 3.50%. At December 31, 2005 the one-month LIBOR rate was 4.39%. The Company has elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate caps on net earnings for the three and six months ended December 31, 2005 was insignificant. As of December 31, 2005, the total borrowings of $39.9 million included a $30.0 million term loan, $7.0 million under a line of credit, $2.6 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2005, respectively.

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

PART II – OTHER INFORMATION

Item 1A.	RISK FACTORS

Not yet applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of the Company’s equity securities during the three months ended December 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams(1)
October 1, 2005 to October 31, 2005	—	—	—	489,000

November 1, 2005 to November 30, 2005	27,400	18.06	27,400	461,600

December 1, 2005 to December 31, 2005	—	—		461,600

Total	27,400	18.06	27,400	461,600

(1)	A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

Additional repurchases of stock may occur from time-to-time depending upon factors such as the Company’s cash flows and general market condition. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchase.

Item 4a.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2005, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were (1) the election of three directors for a term to expire in 2008, (2) the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006 and (3) approval of the II-VI Incorporated 2005 Omnibus Incentive Plan.

Each of the nominees for director were reelected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Carl J. Johnson	26,479,098	1,646,006	28,125,104
Thomas E. Mistler	26,397,862	1,727,242	28,125,104
Joseph J. Corasanti	26,393,186	1,731,918	28,125,104

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006 was 28,125,104 with 27,949,851 votes for, 147,258 votes against and 27,995 votes abstaining.

The total number of votes cast regarding the approval of the II-VI Incorporated 2005 Omnibus Incentive Plan was 22,786,237 with 20,497,868 votes for 2,013,900 votes against and 274,469 votes abstaining.

There were no broker non-votes on these matters.

Item 5.	OTHER INFORMATION

The Compensation Committee of the Board of Directors of the Company is expected to approve various award forms to be used to evidence grants of awards made under the II-VI Incorporated 2005 Omnibus Incentive Plan when it meets on February 11, 2006. The various forms of award, in the form expected to be approved and adopted by the Compensation Committee are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.02	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.03	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.04	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.05	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED (Registrant)

Date: February 8, 2006	By:	/s/ CARL J. JOHNSON
Carl J. Johnson
Chairman and Chief Executive Officer

Date: February 8, 2006	By:	/s/ CRAIG A. CREATURO
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.02	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.03	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.04	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

10.05	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.