Form 10-Q
period 2006-03-31
II-VI INC
filed 2006-05-10
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

At May 3, 2006, 29,296,408 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2006	June 30, 2005(1)
Assets
Current Assets
Cash and cash equivalents	$24,316	$21,675
Accounts receivable – less allowance for doubtful accounts of $978 at March 31, 2006 and $816 at June 30, 2005	39,712	35,985
Inventories	50,305	44,916
Deferred income taxes	7,151	6,960
Prepaid and other current assets	2,227	2,202

Total Current Assets	123,711	111,738

Property, Plant & Equipment, net	79,078	77,900
Investment	2,323	2,249
Goodwill	41,136	39,537
Other Intangible Assets, net	15,235	16,332
Other Assets	5,570	4,922

	$267,053	$252,678

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10,754	$10,073
Accrued salaries and wages	4,320	4,870
Accrued bonuses	5,391	7,095
Income taxes payable	7,260	4,718
Accrued profit sharing contribution	1,834	2,143
Other accrued liabilities	8,393	5,184
Current portion of long-term debt	7,553	3,801

Total Current Liabilities	45,505	37,884

Long-Term Debt – less current portion	29,439	41,180
Deferred Income Taxes	8,865	10,744
Other Liabilities	2,941	2,399

Total Liabilities	86,750	92,207
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 31,540,128 shares at March 31, 2006; 31,350,118 shares at June 30, 2005	54,914	52,405
Accumulated other comprehensive income	297	631
Retained earnings	128,906	109,527

	184,117	162,563

Less treasury stock, at cost, 2,244,860 shares at March 31, 2006; 2,148,760 shares at June 30, 2005	3,814	2,092

Total Shareholders’ Equity	180,303	160,471

	$267,053	$252,678

- See notes to condensed consolidated financial statements.

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2006	2005(1)
Revenues
Net sales:
Domestic	$31,576	$29,561
International	25,066	21,632

	56,642	51,193
Contract research and development	2,721	2,120

	59,363	53,313

Costs, Expenses & Other (Income) Expense

Cost of goods sold	32,960	30,763
Contract research and development	2,095	1,704
Internal research and development	1,604	1,410
Selling, general and administrative	11,212	11,080
Interest expense	458	421
Other income, net	(164)	(16)

	48,165	45,362

Earnings Before Income Taxes	11,198	7,951

Income Taxes	3,748	2,146

Net Earnings	$7,450	$5,805

Basic Earnings Per Common Share	$0.25	$0.20

Diluted Earnings Per Common Share	$0.25	$0.19

- See notes to condensed consolidated financial statements.

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2006	2005(1)
Revenues
Net sales:
Domestic	$92,705	$75,020
International	67,894	55,452

	160,599	130,472
Contract research and development	6,982	6,561

	167,581	137,033

Costs, Expenses & Other (Income) Expense

Cost of goods sold	95,677	74,701
Contract research and development	5,052	4,928
Internal research and development	5,481	4,042
Selling, general and administrative	34,012	30,433
Interest expense	1,313	572
Other income, net	(1,562)	(710)

	139,973	113,966

Earnings Before Income Taxes	27,608	23,067

Income Taxes	8,229	6,228

Net Earnings	$19,379	$16,839

Basic Earnings Per Common Share	$0.66	$0.58

Diluted Earnings Per Common Share	$0.65	$0.56

- See notes to condensed consolidated financial statements.

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note B.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2006	2005(1)
Cash Flows from Operating Activities
Net earnings	$19,379	$16,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,573	8,186
Amortization	874	811
Stock option expense	1,636	1,608
Gain on foreign currency remeasurements and transactions	(639)	(778)
Net loss on disposal of assets	13	10
Deferred income taxes	(1,933)	(474)
Increase (decrease) in cash from changes in:
Accounts receivable	(3,232)	(1,299)
Inventories	(5,246)	(10,186)
Accounts payable	1,096	122
Other operating net assets	4,948	(3,431)

Net cash provided by operating activities	27,469	11,408

Cash Flows from Investing Activities
Additions to property, plant and equipment	(12,684)	(11,694)
Proceeds from sale of property, plant and equipment	9	63
Purchase of businesses	(1,628)	(29,747)
Dividend from unconsolidated business	23	10

Net cash used in investing activities	(14,280)	(41,368)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,500	15,400
Payments on short-term borrowings	(8,400)	(10,000)
Proceeds from long-term borrowings	—	30,000
Payments on long-term borrowings	(1,913)	(9,360)
Proceeds from exercise of stock options	873	1,110
Purchases of treasury stock	(1,722)	—

Net cash (used in) provided by financing activities	(8,662)	27,150

Effect of exchange rate changes on cash and cash equivalents	(1,886)	(234)

Net increase (decrease) in cash and cash equivalents	2,641	(3,044)

Cash and Cash Equivalents at Beginning of Period	21,675	21,683

Cash and Cash Equivalents at End of Period	$24,316	$18,639

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$648	$—

Cash paid for interest	$1,066	$597

Cash paid for income taxes	$7,543	$5,448

- See notes to condensed consolidated financial statements.

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note B.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

($000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
BALANCE – JUNE 30, 2005 (As Reported)	31,350	$45,217	$631	$115,110	(2,149)	$(2,092)	$158,866
Cumulative stock option expense under FAS 123(R)	—	5,583	—	(5,583)	—	—	—
Cumulative FAS 123(R) deferred tax asset adjustment	—	1,605	—	—	—	—	1,605
BALANCE – JUNE 30, 2005 (Retrospectively Adjusted) (1)	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471

Shares issued under stock option plans	190	873	—	—	—	—	873
Stock option expense	—	1,636	—	—	—	—	1,636
Net earnings	—	—	—	19,379	—	—	19,379
Purchase of treasury stock	—	—	—	—	(96)	(1,722)	(1,722)
Other comprehensive loss, net of tax	—	—	(334)	—	—	—	(334)
BALANCE – MARCH 31, 2006	31,540	$54,914	$297	$128,906	(2,245)	$(3,814)	$180,303

- See notes to condensed consolidated financial statements.

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note B.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements for the three and nine month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2005. The consolidated results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The results for the nine months ended March 31, 2005 includes 4 months of contributions from Marlow Industries, Inc. which was acquired by the Company in December 2004.

Note B - Stock-Based Compensation

The Company had a stock option plan, the II-VI Incorporated Stock Option Plan of 2001, under which stock options had been granted by the Board of Directors to directors, officers and key employees. All options to purchase shares of common stock granted under this plan had been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. All stock options expire 10 years after the grant date.

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

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were retrospectively adjusted effective July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been retrospectively adjusted for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

The fiscal year 2005 Statements of Earnings have been retrospectively adjusted to reflect the Company’s adoption of the modified retrospective transition method under SFAS 123R. The following are stock compensation, net of related income tax effects, for each of the prior periods during fiscal year ended June 30, 2005 ($000):

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

Under the provisions of SFAS 123R, the Company recorded $0.7 million and $1.6 million in stock compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2006, respectively, and $0.5 million and $1.6 million for the three and nine months ended March 31, 2005, respectively. The stock compensation expense is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation expense. During the nine months ended March 31, 2006 and 2005, the weighted-average fair value of options granted under the plans were $10.80 and $11.70, respectively, per option using the following assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Risk free interest rate	4.91%	4.08%	4.49%	3.83%
Expected volatility	58%	63%	59%	64%
Expected life of options	6.36 years	7.11 years	6.36 years	7.11 years
Dividend yield	none	None	None	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of expense in future periods if the actual forfeitures are higher than estimated.

Note C - Acquisitions

II-VI Deutschland GmbH

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG of Darmstadt, Germany (collectively L.O.T.) for approximately $1.6 million. In connection with the purchase of the remaining 25% interest, the Company received a three year non-compete agreement from L.O.T. The purchase price was allocated $1.5 million to goodwill and $0.1 million to the non-complete agreement.

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

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2004, the beginning of the Company’s fiscal year 2005 ($000 except per share):

	Nine Months Ended March 31,
	2006	2005
Net Revenues	$167,581	$148,281
Net Earnings	$19,379	$16,205
Basic earnings per share	$0.66	$0.56
Diluted earnings per share	$0.65	$0.54

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	March 31, 2006	June 30, 2005
Billed
Completed contracts	$85	$883
Contracts in progress	2,084	953

	2,169	1,836
Unbilled	2,238	2,323

	$4,407	$4,159

Note E - Inventories

The components of inventories were as follows ($000):

	March 31, 2006	June 30, 2005
Raw materials	$18,810	$16,396
Work in progress	19,663	16,409
Finished goods	11,832	12,111

	$50,305	$44,916

Note F - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	March 31, 2006	June 30, 2005
Land and land improvements	$1,884	$1,842
Buildings and improvements	44,921	35,614
Machinery and equipment	94,700	87,943
Construction in progress	8,540	13,412

	150,045	138,811

Less accumulated depreciation	(70,967)	(60,911)

	$79,078	$77,900

Capitalized interest associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $0.1 million for the nine months ended March 31, 2006. No interest was capitalized during three months ended March 31, 2006. Interest capitalized for the nine months ended March 31, 2005 was $0.1 million.

Note G - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

March 31, 2006
Beginning Balance – July 1, 2005	$39,537
Goodwill acquired – II-VI Deutschland GmbH (See Note C)	1,560
Foreign currency translation	39

Balance – End of Period	$41,136

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2006 and June 30, 2005 were as follows ($000):

	March 31, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	$(1,620)	$3,886	$5,506	$(1,151)	$4,355
Trademarks	7,491	(422)	7,069	7,491	(367)	7,124
Customer Lists	5,721	(1,783)	3,938	5,742	(1,356)	4,386
Other	1,344	(1,002)	342	1,275	(808)	467

Total	$20,062	$(4,827)	$15,235	$20,014	$(3,682)	$16,332

Amortization expense recorded on the intangible assets was $0.1 million and $0.9 million, for the three and nine months ended March 31, 2006, respectively, and was $0.5 million and $0.8 million for the three and nine months ended March 31, 2005, respectively. The gross carrying amount of trademarks includes $6.0 million of an acquired tradename with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At March 31, 2006, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
($000)
Remaining 2006	$357
2007	1,323
2008	1,212
2009	1,116
2010	1,116

Note H - Debt

The components of debt were as follows ($000’s):

	March 31, 2006	June 30, 2005
Line of credit, interest at the LIBOR Rate, as defined, plus 0.75%	$6,000	$11,900
Term loan, interest at the LIBOR Rate, as defined, plus 0.75%, respectively, payable in quarterly installments beginning in January 2006	28,125	30,000
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	316	354
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,551	2,727

Total debt	36,992	44,981
Current portion of long-term debt	(7,553)	(3,801)

Long-term debt	$29,439	$41,180

The Company has a $60.0 million secured credit facility. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments and began January 2006. The weighted average interest rate of borrowings under this credit agreement were 4.6% and 3.2% for the nine months ended March 31, 2006 and 2005, respectively. The Company had available $23.4 million under its line of credit as of March 31, 2006. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2006 and June 30, 2005, total outstanding letters of credit supported by the credit facility were $0.6 million and $0.5 million, respectively. The Company has a 300 million Yen loan. This loan matures on September 25, 2007. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.16% at March 31, 2006 and 0.07% at June 30, 2005.

Note I - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net earnings	$7,450	$5,805	$19,379	$16,839
Divided by:
Weighted average shares	29,284	29,153	29,253	29,079

Basic earnings per common share	$0.25	$0.20	$0.66	$0.58

Net earnings	$7,450	$5,805	$19,379	$16,839
Divided by:
Weighted average shares	29,284	29,153	29,253	29,079
Dilutive effect of common stock equivalents	647	808	699	842

Diluted weighted average common shares	29,931	29,961	29,952	29,921

Diluted earnings per common share	$0.25	$0.19	$0.65	$0.56

Note J - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net earnings	$7,450	$5,805	$19,379	$16,839
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $103 and $(142), respectively, for the three and nine months ended March 31, 2006 and $(95) and $90, respectively, for the three and nine months ended March 31, 2005.	205	(256)	(334)	242

Comprehensive income	$7,655	$5,549	$19,045	$17,081

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

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended March 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$32,365	$6,886	$7,707	$12,405	—	$59,363
Inter-segment revenues	54	105	107	647	(913)	—
Segment earnings (loss)	10,836	(279)	411	524	—	11,492
Interest expense	—	—	—	—	—	(458)
Other income, net	—	—	—	—	—	164
Earnings before income taxes	—	—	—	—	—	11,198

Depreciation and amortization	1,202	749	452	1,342	—	3,745
Segment assets	126,098	36,404	41,246	63,305	—	267,053
Expenditures for property, plant and equipment	545	975	339	1,305	—	3,164
Equity investment	—	—	—	2,323	—	2,323
Goodwill	7,343	1,927	21,544	10,322	—	41,136

	Three Months Ended March 31, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$26,497	$8,708	$5,876	$12,232	—	$53,313
Inter-segment revenues	202	1,075	183	485	(1,945)	—
Segment earnings (loss)	8,080	655	(366)	(13)	—	8,356
Interest expense	—	—	—	—	—	(421)
Other income, net	—	—	—	—	—	16
Earnings before income taxes	—	—	—	—	—	7,951

Depreciation and amortization	1,035	652	469	1,297	—	3,453
Segment assets	108,651	29,764	41,906	59,730	—	240,051
Expenditures for property, plant and equipment	2,697	446	127	449	—	3,719
Equity investment	—	—	—	2,053	—	2,053
Goodwill	5,516	1,927	21,544	12,580	—	41,567

	Nine Months Ended March 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$87,970	$22,867	$21,806	$34,938	—	$167,581
Inter-segment revenues	242	516	245	2,245	(3,248)	—
Segment earnings (loss)	26,653	792	(495)	409	—	27,359
Interest expense	—	—	—	—	—	(1,313)
Other income, net		—	—	—	—	1,562
Earnings before income taxes	—	—	—	—	—	27,608

Depreciation and amortization	4,029	2,141	1,357	3,920	—	11,447
Expenditures for property, plant and equipment	4,408	2,915	878	3,646	—	11,847

	Nine Months Ended March 31, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$73,075	$24,768	$18,971	$20,219	—	$137,033
Inter-segment revenues	411	2,886	369	2,325	(5,991)	—
Segment earnings (loss)	22,337	1,652	273	(1,333)	—	22,929
Interest expense	—	—	—	—	—	(572)
Other income, net	—	—	—	—	—	710
Earnings before income taxes	—	—	—	—	—	23,067

Depreciation and amortization	3,335	1,969	1,304	2,389	—	8,997
Expenditures for property, plant and equipment	7,451	2,000	724	1,519	—	11,694

Note L - Derivative Instruments

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

The Company recorded the fair value of contracts with a notional amount of approximately $4.8 million and $3.0 million as of March 31, 2006 and June 30, 2005, respectively, on the statement of financial position. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in other income, net in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $44,000 and increased net earnings by $228,000 for the three months ended March 31, 2006 and 2005, respectively. The change in the fair value of these contracts decreased net earnings by $16,000 and increased net earnings by $136,000 for the nine months ended March 31, 2006 and 2005, respectively.

To satisfy certain provisions of its credit facility, on March 8, 2005 the Company had entered into one-year interest rate cap agreements with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate cap agreements was the one-month LIBOR rate. $10.0 million of the notional amount had a cap strike rate of 4.00% while $5.0 million of the notional amount had a cap strike rate at 3.50%. The Company is no longer required to utilize interest rate cap agreements under its credit facility and has allowed the agreements to expire. The Company had elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate cap agreements on net earnings for the three and nine months ended March 31, 2006 was insignificant.

Note M - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the nine months ended March 31, 2006 and is included in other accrued liabilities in the Condensed Consolidated Balance Sheets ($000’s):

Nine Months Ended March 31, 2006
Balance – Beginning of Period	$962
Expense and writeoffs, net	11

Balance – End of Period	$973

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

At March 31, 2006 and June 30, 2005, the Company had outstanding notes receivable of approximately $0.5 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. Raw materials purchased from this supplier were $0.4 million and $1.0 million for the three and nine months ended March 31, 2006, respectively and were $0.1 million and $0.6 million for the three and nine months ended March 31, 2005, respectively. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements was approximately $0.1 million for both the three and nine months ended March 31, 2006 and 2005.

Note O - Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time-to-time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 107,100 shares of common stock totaling $1.9 million under the share repurchase program as of March 31, 2006. During the nine months ended March 31, 2006 the Company repurchased 96,100 shares totaling $1.7 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock incentive plan.

Note P - Incomes Taxes – Repatriation of Dividends

During the quarter ended March 31, 2006, pursuant to the provisions of the American Jobs Creation Act of 2004 (the “Act”), the Company adopted a domestic reinvestment plan for the purpose of facilitating the repatriation of foreign dividends. The Company is anticipating to repatriate approximately $5.5 million during the fourth quarter of fiscal 2006.

It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries beyond the amount of the anticipated repatration; therefore, no provision has been made for future income taxes on the undistributed of foreign subsidiaries, as they are considered indefinitely reinvested.

Note Q - Legal Proceedings

The Company and its subsidiaries are involved in various claims and lawsuits incidental to the business. In addition, during the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. The Company and the defendant appealed the decision by the lower court and the appeals have been exhausted. During the quarter ended September 30, 2005, the Company received the verdict award in the amount of $0.8 million and recorded this amount in other income, net in the Condensed Consolidated Statements of Earnings.

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

The following discussion and analysis includes four months of financial results for the nine month period ended March 31, 2005 of the Company’s recently acquired Marlow Industries, Inc. subsidiary included in the Compound Semiconductor Group, as the entity was acquired in December 2004.

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

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were retrospectively adjusted effective July 1, 2005 to recognize compensation cost in the amounts previously reported in the Notes to the Condensed Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been retrospectively adjusted for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

Under the provisions of SFAS 123R, the Company recorded $0.7 million and $1.6 million in stock compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2006, respectively, and $0.6 million and $1.6 million for the three and nine months ended March 31, 2005, respectively. The stock compensation expense is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation expense. During the nine months ended March 31, 2006 and 2005, the weighted-average fair value of options granted under the plans were $10.80 and $11.70, respectively, per option using the following assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Risk free interest rate	4.91%	4.08%	4.49%	3.83%
Expected volatility	58%	63%	59%	64%
Expected life of options	6.36 years	7.11 years	6.36 years	7.11 years
Dividend yield	none	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of expense in future periods if the actual forfeitures are higher than estimated. See also Note B to the Condensed Consolidated Financial Statements for a discussion of the Company’s stock option and incentive plans.

As of March 31, 2006, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2005.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2006	2005		2006	2005
Bookings	$61,434	$50,454	22%	$183,439	$137,340	34%
Revenues	59,363	53,313	11%	167,581	137,033	22%
Net earnings	7,450	5,805	28%	19,379	16,839	15%
Diluted earnings per share	0.25	0.19	32%	0.65	0.56	16%

Net earnings for the third quarter of fiscal 2006 were $7,450,000 ($0.25 per share-diluted) on revenues of $59,363,000. This compares to net earnings of $5,805,000 ($0.19 per share-diluted) on revenues of $53,313,000 in the third quarter of fiscal 2005. For the nine months ended March 31, 2006, net earnings were $19,379,000 ($0.65 per share-diluted) on revenues of $167,581,000. This compares to net earnings of $16,839,000 ($0.56 per share-diluted) on revenues of $137,033,000 for the nine months ended March 31, 2005. The increase in net earnings for both the current fiscal three and nine months ended March 31, 2006 as compared to the same periods last fiscal year was primarily driven by higher revenues which increased 11% and 22%, respectively. The Infrared Optics segment led this increase due to stronger shipments of infrared optics and components to industrial Original Equipment Manufacturers (OEM) and aftermarket customers worldwide. Several of the largest OEM high-power laser manufacturers have been increasing their manufacturing output, thus driving higher optics and components consumption. The Company’s Military Infrared Optics segment experienced a 31% increase in revenue from last year’s third quarter. This segment’s strong revenue performance was driven by increased shipment of products for heritage programs and next generation programs. In addition to the increased revenues, improved operating results from the Infrared Optics, Military Infrared Optics and Compound Semiconductor Groups segments impacted net earnings favorably as process improvements were implemented resulting in higher production yields and lower scrap costs as well as continued increased overseas manufacturing resulting in lower operating costs. The increase in net earnings for both the three and nine months ended March 31, 2006 were partially offset by an increase in the Company’s effective income tax as more of the Company’s current fiscal year’s income will be United States sourced and taxed at a higher rate and due to the fact that the Company plans on repatriation of certain foreign earnings during the current fiscal year.

Net earnings for all periods presented were impacted from the Company’s adoption of SFAS 123R related to the Company’s share based payments. The Company recognized after-tax expense of $0.5 million and $1.2 million of stock option compensation in the Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2006, respectively and $0.5 million and $1.2 million for the three and nine months ended March 31, 2005, respectively. The stock compensation expense of $0.7 million and $1.6 million for the three and nine months ended March 31, 2006, respectively, and $0.6 million and $1.6 million for the three and nine months ended March 31, 2005 is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based upon the employee classification of the grantee.

Bookings for the third quarter of fiscal 2006 increased 22% to $61,434,000 compared to $50,454,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond 12 months due to the inherent uncertainty of an order that far out in the future.

Bookings for the nine months ended March 31, 2006 increased 34% to $183,439,000 compared to $137,340,000 for the same period last fiscal year. The increase in bookings for the current fiscal three and nine month periods compared to the same periods last fiscal year is primarily due to increased product demand across most of the Company’s business segments. The Company’s Infrared Optics segment reported the strongest increase in bookings for the current three and nine month periods at 31% and 21%, respectively. Demand for high power laser optics and laser optic materials are being driven by demand for both OEM and replacement laser optics as the installed worldwide base of laser machines continues to grow. Military Infrared Optic’s segment experienced strong bookings driven primarily by orders for sapphire window shroud assemblies for the “Advanced Targeting Pod” in support of F-16 and F-15 fighter jets and orders for heritage programs such as infrared windows for the Apache helicopter targeting system. The Company’s Compound Semiconductor Group’s bookings for the current fiscal three month period increased 26% as compared to the same period last fiscal year. The Group’s Marlow Industries, Inc. experienced the largest increase in the Group due to bookings by two major customers in the defense and space and medical markets.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings is a non-GAAP financial measure and differs from income from operations in that segment earnings excludes certain operational expenses included in other income – net as reported in the Condensed Consolidated Statement of Earnings. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note K to the Condensed Consolidated Financial Statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2006	2005		2006	2005
Bookings	$34,108	$26,128	31%	$90,962	$75,184	21%
Revenues	32,365	26,497	22%	87,970	73,075	20%
Segment earnings	10,836	8,080	34%	26,653	22,337	19%

Bookings for the third quarter of fiscal 2006 for Infrared Optics increased 31% to $34,108,000 from $26,128,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2006 increased 21% to $90,962,000 from $75,184,000 for the same period last fiscal year. The increase in bookings for both the current fiscal three and nine month periods compared to the same periods last year was driven by increased demand worldwide. In particular, European high-power laser system builders are producing laser systems at a higher rate than the prior year. This has led to increased bookings from our Germany and Switzerland sales offices as they meet these laser system builders’ demands. The Company has also experienced increase demand from both Japan and North America OEM’s and aftermarket customers. In addition, bookings for the segment’s zinc selenide and zinc sulfide materials have increased compared to the same periods last fiscal year as market demand for these materials continues to strengthen. The Company expects that the infrared optics booking rates will remain strong for the remainder of fiscal 2006.

Revenues for the third quarter of fiscal 2006 for Infrared Optics increased 22% to $32,365,000 from $26,497,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2006 increased 20% to $87,970,000 from $73,075,000 for the same period last fiscal year. The increase in revenues for the current fiscal three and nine month periods compared to the same periods last fiscal year was driven by increased shipment volume to both OEM and aftermarket customers. Demand for replacement optics has increased revenues as the installed worldwide base of laser machines continues to grow. Several of the largest OEM high-power laser manufacturers are increasing their manufacturing output, thus driving higher optics consumption while other system builders are developing new laser system models which have resulted in several large orders for prototype optics. In addition, the segment’s material sales continue to increase due to the Company’s ability to deliver high quality material on a timely basis.

Segment earnings for the third quarter increased 34% to $10,836,000 from $8,080,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2006 increased 19% to $26,653,000 from $22,337,000 for the same period last fiscal year. The improvement in segment earnings for both the current fiscal three and nine month periods as compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume.

Near-Infrared Optics ($000’s)

	Three Months Ended March 31,		% Decrease	Nine Months Ended March 31,		% Increase (Decrease)
	2006	2005		2006	2005
Bookings	$8,734	$9,978	(12)%	$32,356	$26,048	24%
Revenues	6,886	8,708	(21)%	22,867	24,768	(8)%
Segment earnings	(279)	655	N/A	792	1,652	(52)%

Bookings for the third quarter of fiscal 2006 for Near-Infrared Optics decreased 12% to $8,734,000 from $9,978,000 in the third quarter of last fiscal year. The decrease in bookings for the current quarter compared to the same quarter last fiscal year was driven by the timing of an annual UV filter product booking that was received in the third quarter of last fiscal year. The current year’s annual UV filter product booking was received in the second quarter of the current fiscal year. Bookings for the nine months ended March 31, 2006 increased 24% to $32,356,000 as compared to $26,048,000 for the same period last fiscal year. The increase in bookings for the nine month is primarily driven by an increase in customer demand requirements for the UV filter product line. In addition, stronger bookings have been received from medical laser markets.

Revenues for the third quarter of fiscal 2006 for Near-Infrared Optics decreased 21% to $6,886,000 compared to $8,708,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2006 decreased 8% to $22,867,000 compared to $24,768,000 for the same period last fiscal year. The decrease in revenues for both the current three and nine month periods compared to the same periods last fiscal year was due to certain UV filter revenues being deferred into future accounting periods due to the change in the structure of the contract language. During the last two current fiscal quarters, the Near-Infrared Optics segment has been producing and stocking in inventory UV filter components. This inventory will begin to be assembled and shipped in the fourth quarter of fiscal 2006 and the segment expects to recognize over $2.0 million more in revenue for this product line during the fourth quarter of fiscal 2006 than in the just completed quarter.

Segment loss for the third quarter of fiscal 2006 was $279,000 compared to segment earnings of $655,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2006 decreased 52% to $792,000 from $1,652,000 for the same period last fiscal year. The primary contributor to the decrease in segment earnings for both the three and nine month periods of the current fiscal year compared to the same periods last fiscal year was due to lower revenues from the revenue recognition on the UV filter product line as noted above. In addition, production yields and increased operating costs relating to utilities, repairs and maintenance and other outside service costs also impacted segment earnings negatively.

Military Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase (Decrease)
	2006	2005		2006	2005
Bookings	$6,315	$4,578	38%	$20,528	$15,495	32%
Revenues	7,707	5,876	31%	21,806	18,971	15%
Segment earnings (loss)	411	(366)	N/A	(495)	273	N/A

Bookings for the third quarter of fiscal 2006 for Military Infrared Optics increased 38% to $6,315,000 as compared to $4,578,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2006 increased 32% to $20,528,000 as compared to $15,495,000 for the same period last fiscal year. The increase in bookings for both the three and nine month periods compared to the same periods last fiscal year were driven by orders for the segment’s sapphire window assemblies for the “Advanced Targeting Pod” in support the F-16 and F-15 fighter jets as well as increased orders for programs such as infrared windows for the Apache helicopter targeting system.

Revenues for the third quarter of fiscal 2006 for Military Infrared Optics increased 31% to $7,707,000 compared to $5,876,000 in the third quarter last fiscal year. Revenues for the nine months ended March 31, 2006 increased 15% to $21,806,000 compared to $18,971,000 for the same period last fiscal year. Strong revenue performance was due to increased shipment of infrared windows for heritage programs and the Arrowhead program for the Apache helicopter targeting system, combined with increased revenues for the sapphire development contract related to the Joint Strike Fighter program.

Segment earnings for the third quarter of fiscal 2006 were $411,000 compared to segment loss of $366,000 for the same period last fiscal year. The improvement in segment earnings for the current quarter compared to the same quarter last fiscal year was due to the implementation of process improvements for the core military products resulting in higher production yields, accelerated shipments and lower scrap costs as well as increased margins on the additional sales volume in both core military and sapphire product lines. The segment loss for the nine months ended March 31, 2006 was $495,000 compared to segment earnings of $273,000 for the same period last fiscal year. The segment loss for the nine months is the results of low production yields and higher than normal scrap costs experienced in the first half of the current fiscal year.

Compound Semiconductor Group ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2006	2005		2006	2005
Bookings	$12,277	$9,770	26%	$39,593	$20,613	92%
Revenues	12,405	12,232	1%	34,938	20,219	73%
Segment earnings (loss)	524	(13)	N/A	409	(1,333)	N/A

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s Marlow subsidiary, eV PRODUCTS division, the Company’s WBG group and the Company’s AMDC group.

Bookings for the third quarter of fiscal 2006 for the Compound Semiconductor Group increased 26% to $12,277,000 as compared to $9,770,000 in the third quarter of last fiscal year. The increase in bookings for the current quarter compared to the same quarter last year was due to an increase in Marlow’s bookings due to bookings from two major customers in the Defense and Space and Medical markets. The Group’s WBG group increased bookings in the current quarter compared to the prior year’s quarter due to the receipt of a $1.9 million in funding from the Air Force Research Laboratories for next generation Silicon Carbide substrates. Bookings for the Group’s eV PRODUCTS division were down approximately $1.2 million from the prior year’s third quarter due to the timing of an annual blanket order which was received in the first quarter of fiscal 2006. Bookings for the nine months ended March 31, 2006 were $39,593,000 compared to $20,613,000 for the same period last fiscal year. Included in the current fiscal nine months bookings were approximately $29.1 million from Marlow compared to $10.4 from Marlow in the prior fiscal nine months which the Company acquired in December 2004. Exclusive of Marlow, bookings for the current nine month period for the reminder of the Group were essentially flat compared to the same period last fiscal year.

Revenues for the third quarter of fiscal 2006 for the Compound Semiconductor Group increased 1% to $12,405,000 compared to $12,232,000 in the third quarter of the last fiscal year. Revenues for the nine months ended March 31, 2006 were $34,938,000 compared to $20,219,000 for the same period last fiscal year. Included in the current fiscal nine month revenues were revenues of approximately $25.6 million from Marlow, compared to $11.6 from Marlow for the same period last fiscal year. Exclusive of revenues from Marlow, the remainder of the Compound Semiconductor Group experienced a 6% revenue increase for the current nine month period compared to the same period last fiscal year. This increase was primarily driven by the Group’s eV PRODUCTS division’s higher shipments to core-OEM customers in the Medical, Industrial and Defense markets.

Segment earnings for the third quarter of fiscal 2006 of $524,000 improved from the segment loss of $13,000 in the third quarter of the prior fiscal year. The segment earnings of $409,000 for the nine months ended March 31, 2006 increased from the segment loss of $1,333,000 for the same period last fiscal year. The improvement in segment earnings for both the three and nine month periods compared to segment losses for the same periods last fiscal year is primarily attributed to the performance of Marlow.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2006 was $23,682,000 or 42% of net sales compared to $20,430,000 or 40% of net sales for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2006 was $64,922,000 or 40% of net sales compared to $55,771,000 or 43% of net sales for the same period last fiscal year. The improvement in manufacturing gross margin for the current three months compared to the same period last year was due the increase in revenues primarily from the infrared optics segment. Improvements in the gross margin of the military optics business unit resulting from increased production yields and lower scrap costs also contributed to the increase in manufacturing gross margin. The Company’ margins continue to be challenged with increasing raw material and energy costs. However, the cost of the raw material selenium used in our infrared optics business has declined since the beginning of the current calendar year. If this decline continues, this should have a positive, longer-term influence on our gross margins. The decrease in gross margin percentage during the current nine month period compared to the same period last fiscal year was due to several factors. The addition of Marlow has lowered gross margins as the historical gross margins of Marlow’s product mix are lower than the overall gross margin of the Company before the Marlow acquisition. Selenium and other raw material price increases primarily in our Infrared Optics segment negatively impacted gross margins. Low production yields and high scrap costs experienced by the Military Infrared Optics segment lowered gross margin. Finally, the weakening Japanese Yen negatively impacted gross margins for the current nine month period.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2006 was $626,000 or 23% of research and development revenues compared to a gross margin of $416,000 or 20% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the nine months ended March 31, 2006 was $1,930,000 or 28% of research and development revenue compared to a gross margin of $1,633,000 or 25% of research and development revenue for the same period last fiscal year. The improvement in contract research and development gross margin for the current three and nine month periods compared to the same periods last fiscal year was primarily driven by the increase in contract revenues of 28% and 6%, respectively, compared to the same periods last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the Marlow, eV PRODUCTS division and the WBG group.

Company-funded internal research and development expenses for the third quarter of fiscal 2006 were $1,604,000 or 3% of revenue compared to $1,410,000 or 3% of revenues for the same period last fiscal year. Company funded internal research and development expenses for the nine months ended March 31, 2006 were $5,481,000 or 3% of revenues compared to $4,042,000 or 3% for the same period last fiscal year. The higher dollar expense is primarily the result of internal research and development at our Marlow subsidiary and more corporate research and development expense at our AMDC operations. Company funded internal research and development expenses combined with externally funded research and development expenses for the third quarter of fiscal 2006 were $3,699,000 or 6% of revenue compared to $3,114,000 or 6% for the same period last fiscal year. Company funded internal research and development expenses combined with externally funded research and development expenses for the nine months ended March 31, 2006 were $10,533,000 or 6% compared to $8,970,000 or 7% for the same period last fiscal year. The Company expects these percentages for both internally funded and externally funded research and development to be consistent for the remainder of fiscal 2006.

Selling, general and administrative expenses for the third quarter of fiscal 2006 were $11,212,000 or 19% of revenues compared to $11,080,000 or 21% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2006 were $34,012,000 or 20% of revenues compared to $30,433,000 or 22% of revenues for the same period last fiscal year. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling general and administration cost structure has lowered this metric for the Company as a whole. In addition, the Company had lower professional services for legal related matters during the current fiscal three and nine month periods compared to the same periods last fiscal year.

Interest expense for the third quarter of fiscal 2006 was $458,000 compared to $421,000 for the same period last fiscal year. For the nine months ended March 31, 2006, interest expense was $1,313,000 compared to $572,000 for the same period last fiscal year. The increase in interest expense for the nine months ended March 31, 2006 compared to the same period last fiscal year was due to a full period of the Company’s debt obtained to finance the Marlow acquisition combined with higher interest rates.

Other income for the third quarter of fiscal 2006 was $164,000 compared to $16,000 for the same period last fiscal year. Other income for the third fiscal quarter of 2006 reflects several items including foreign currency gains, interest income and other income items partially offset by the minority interest from the 25% interest of II-VI LOT Suisse S.a.r.l. Other income for the nine months ended March 31, 2006 was $1,562,000 compared to $710,000 for the same period last fiscal year. The increase in other income was primarily due the receipt of an $800,000 award from a jury verdict in favor of the Company in a trade secret lawsuit.

The Company’s year-to-date effective income tax rate is 29.8% compared to an effective income tax rate of 27.0% for the same period in fiscal 2005. The higher tax rate for the current fiscal year compared to the prior year reflects the Company’s anticipation that the current fiscal year will contain more United States source income taxed at a higher rate than in the prior year and the fact that the Company plans on repatriation of certain foreign earnings during the current fiscal year.

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

Sources (uses) of Cash:

	Nine Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$27,469	$11,408
Proceeds from exercise of stock options	873	1,110
Additions to property, plant and equipment	(12,684)	(11,694)
Purchases of businesses, net of cash acquired	(1,628)	(29,747)
Net (payments) borrowings on short-term and long-term borrowings	(7,813)	26,040
Purchases of treasury stock	(1,722)	—

In the first nine months of fiscal 2006, net cash provided by operations was approximately $27.5 million. The increase in cash was driven by the Company’s net earnings of approximately $19.4 million along with depreciation and amortization of $11.4 million. The increase in cash was offset by working capital requirements of approximately $2.4 million.

Net cash used in investing activities during the first nine months of fiscal 2006 of approximately $14.3 million was primarily for property, plant and equipment expenditures of $12.7 million and the acquisition of the remaining 25% of II-VI Deutschland GmbH of $1.6 million. Net cash used in financing activities of $8.7 million was primarily for net payments on borrowings of $7.8 million, purchases of treasury stock of $1.7 million offset by proceeds from exercise of stock options of $0.9 million.

On December 10, 2004, the Company replaced its $45.0 million secured credit facility with a $60.0 million secured credit agreement in connection with the Company’s acquisition of Marlow. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable quarterly and began in January 2006. The weighted average interest rate of borrowings under this credit agreement was 4.6% for the nine months ended March 31, 2006. The Company had available $23.4 million under its line of credit as of March 31, 2006. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2006, total outstanding letters of credit supported by the credit facility were $0.6 million.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time-to-time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 107,100 shares of common stock totaling $1.9 million under the share repurchase program as of March 31, 2006. During the nine months ended March 31, 2006 the Company repurchased 96,100 shares totaling $1.7 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock incentive plan.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	March 31, 2006	June 30, 2005
Cash and cash equivalents	$24,316	$21,675
Available borrowing capacity	23,400	17,600
Total debt obligations	36,992	44,981

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments, treasury stock repurchases and internal growth for fiscal 2006.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2005.

	Payments Due By Period
Contractual Obligations ($000’s)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$36,992	$7,553	$17,659	$11,739	$41
Interest Payments(1)	3,886	1,446	2,270	168	2
Capital Lease Obligations	43	16	27	—	—
Operating Lease Obligations	3,884	1,446	1,841	595	2
Purchase Obligations	6,326	4,401	1,925	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$51,131	$14,862	$23,722	$12,502	$45

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2006.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended March 31, 2006.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a 300 million Yen loan in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $6,000 and $20,000 for the three months and nine months ended March 31, 2006, respectively, and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $490,000 to an increase of $591,000 for the three months ended March 31, 2006, and in the range from a decrease of $1,319,000 to an increase of $1,652,000 for the nine months ended March 31, 2006.

For II-VI Singapore Pte., Ltd. and its subsidiaries and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $1,730,000 and $2,077,000 for the three and nine months ended March 31, 2006, respectively, and $237,000 and $389,000 for the three and nine months ended March 31, 2005, respectively.

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

Interest Rate Risks

To satisfy certain provisions of its credit facility, on March 8, 2005 the Company had entered into one-year interest rate cap agreements with a total notional amount of $15.0 million. These agreements were entered into to limit interest rate exposure on one-half of the remaining outstanding balance of the Company’s term loan under the credit agreement. The floating rate option for the interest rate cap agreements is the one-month LIBOR rate. $10.0 million of the notional amount has a cap strike rate of 4.00% while $5.0 million of the notional amount has a cap strike rate at 3.50%. The Company is no longer required to utilize interest rate cap agreements under its credit facility and has allowed the agreements to expire. The Company had elected not to account for these agreements as hedges as defined by SFAS No. 133 but instead recorded the unrealized change in the fair value of these agreements as an increase or decrease to interest expense in the results of operations. The effect of these interest rate cap agreements on net earnings for the three and nine months ended March 31, 2006 was insignificant. As of March 31, 2006, the total borrowings of $37.0 million included a $28.1 million term loan, $6.0 million under a line of credit, $2.6 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million and $0.3 million for the three and nine months ended March 31, 2006, respectively.

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

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

Not yet applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of the Company’s equity securities during the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2006 to January 31, 2006	19,000	$17.47	19,000	442,600
February 1, 2006 to February 28, 2006	17,200	$17.71	17,200	425,400
March 1, 2006 to March 31, 2006	32,500	$18.12	32,500	392,900
Total

(1)	A Share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

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

II-VI INCORPORATED
(Registrant)

Date: May 10, 2006	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.