Form 10-K
period 2006-06-30
II-VI INC
filed 2006-09-11
CIK 820318

FORM 10-K

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 30, 2005, was approximately $428,458,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 1, 2006, was 29,213,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2006 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Form 10-K involve risks and uncertainties, which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements herein or in previous disclosures. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that these expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Actual results could materially differ from such statements. In addition to general industry and economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; (ii) the Risk Factors set forth in Item 1A; (iii) purchasing patterns from customers and end-users; (iv) timely release of new products, and acceptance of such new products by the market; (v) the introduction of new products by competitors and other competitive responses; and/or (vi) the Company’s ability to devise and execute strategies to respond to market conditions.

PART I

ITEM 1. BUSINESS

Introduction

II-VI Incorporated (“II-VI” or the “Company”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the “Company” or “II-VI” in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated, its wholly-owned subsidiaries and its majority-owned subsidiary. The Company’s name is pronounced “Two Six Incorporated.” The majority of our revenues are attributable to the sale of (i) infrared and near-infrared optical components for laser applications, (ii) infrared products for military applications and (iii) thermoelectric cooling and power generation products.

In December 2004, the Company acquired all the outstanding shares of Marlow Industries, Inc. (Marlow), a global leader in the design and manufacturer of thermoelectric products for cooling and power generation. Marlow is an operating unit within the Company’s Compound Semiconductor Group segment.

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG.

Our internet address is www.ii-vi.com. On this web site we post the following filings as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meeting as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Securities Exchange Act of 1934. All such filings are located on the Investor Relations page of our web site and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2006 is set forth in the consolidated statements of earnings and in Note M to the Company’s consolidated financial statements included in Item 8 of this Form 10-K. We also discuss certain Risk Factors set forth in Item 1A of this Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop, manufacture and market high-technology materials and derivative precision components and products for precision use in industrial, medical, military, security and aerospace applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating production processes and electronic integration to enable complex optoelectronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, defense, medical and telecommunication markets and are deployed in applications that improve the cost and performance of laser cutting, welding and marking operations; reduce the cost and improve the reliability of medical procedures; reduce the cost and improve the reliability of sensors that enhance the safety and effectiveness of the armed forces of the United States and its allies; and reduce the cost and improve the performance of cooling and power generation solutions. A key strategy is to develop and manufacture complex materials from the periodic table of the elements. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, military fire control and missile guidance devices, advanced medical and security scanning systems, fiber optics and wireless communication systems, medical diagnostic systems, and various industrial, commercial and consumer thermal management solutions. We develop, manufacture and market infrared and near-infrared laser optical elements, military infrared optical components, x-ray and gamma-ray sensors, single crystal silicon carbide (SiC) substrates and thermoelectric cooling and power generation solutions.

Our United States (U.S.) production operations are located in Pennsylvania, Florida, California, New Jersey, Texas and Mississippi and our non-United States production operations are based in Singapore, China and Vietnam. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Germany, Japan, China, Switzerland, Belgium and the United Kingdom (U.K.). Approximately 41% of our revenues are from product sales to customers outside of the United States.

Our primary products are as follows:

•	Laser-related products including laser gain materials for solid-state lasers and high precision optical elements used to focus and direct laser beams to target or work surfaces. The majority of our laser products require advanced optical materials that are internally produced. We believe our vertical integration from material growth through fabrication and thin-film coating provides us with a significant competitive advantage.

•	Military infrared products including targeting and navigation systems that utilize advanced optical materials. We believe the vertical integration of our manufacturing processes for these military applications provides us with a significant competitive advantage.

•	X-ray and gamma-ray sensors based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These sensors are attractive to customers due to increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

•	SiC substrates, which are wide bandgap semiconductor materials that offer high-temperature, high-power and high-frequency capabilities.

•	Thermoelectric coolers based on highly engineered semiconductor materials that provide reliable and low cost temperature control.

Our Markets

Our market-focused businesses are organized by technology and products. Our business is comprised of six primary markets:

1)	Design, manufacture and marketing of optical and electro-optical components, devices and materials for infrared lasers and instrumentation for industrial, medical and military applications by our II-VI and II-VI Infrared business units.

2)	Design, manufacture and marketing of near-infrared and visible-light laser products for industrial, military, scientific and medical instruments and laser gain material and products for solid-state Yttrium Aluminum Garnet (YAG) and Yttrium Lithium Fluoride (YLF) lasers by our VLOC and Near-Infrared business units.

3)	Design, manufacture and marketing of infrared products for military applications by our Exotic Electro-Optics subsidiary.

4)	Design, manufacture and marketing of x-ray and gamma-ray solid-state radiation sensors and components for defense, space, medical, and industrial markets serviced by our Compound Semiconductor Group’s eV PRODUCTS division.

5)	Design, manufacture and marketing of single crystal SiC substrates for use in defense and space, telecommunications, and industrial markets by our Compound Semiconductor Group’s Wide Bandgap (WBG) group.

6)	Design, manufacture and marketing of thermoelectric-cooling and power-generation solutions for use in defense, telecommunications, medical, consumer and industrial markets serviced by our Compound Semiconductor Group’s Marlow Industries, Inc. subsidiary.

Infrared Optics Market. Over the last few years, significant increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. Laser systems meet the demand of manufacturers to improve part cost and quality, as well as augment process precision, speed, throughput, flexibility, repeatability, and automation. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating, and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Automobile manufacturers, for example, employ lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of recreational vehicles, motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because they allow easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking provides automated product, date, and lot coding on containers. In addition to being installed by original equipment manufacturers (OEMs) of laser systems in new machine builds, our optical components are purchased as replacement parts by end users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by our Infrared Optics segment is approximately $250 million.

Near-Infrared Optics Market. Over recent years, the laser market has continued to grow driven by increased applications in the industrial, medical, and military markets. Industrial market segments addressed by YAG lasers include higher power applications such as cutting and welding, and lower power applications such as marking and date coding. These markets are demanding higher power levels for less cost, creating competition from other technologies. Medical applications driving the recent market growth include aesthetic, vision correction, and dental lasers. The military market is driven by rangefinders, target designators, and missile detection. The largest growth segment of the military market impacting our Near-Infrared Optics business is the ultra-violet (UV) filters used in early warning missile detection. The near-infrared market is further defined to address opportunities in the areas of custom crystals and near-infrared optics. We believe the current addressable market serviced by our Near-Infrared Optics segment is approximately $235 million.

Military Infrared Optics Market. Several key optical components such as windows, domes and related subassemblies are core products offered to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared windows, window assemblies and navigational and targeting systems are employed on fixed and rotary-wing aircraft, such as the F-16 fighter jet, Apache Attack Helicopter and the Joint Strike Fighter, ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle and Unmanned Air Vehicles. Infrared domes are used on missiles with infrared guidance systems ranging from small, man portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. Additionally, multiple fighter jets including the F-16 are being equipped with large area sapphire panels manufactured by our Company providing advanced targeting and imaging capabilities. The development and manufacture of these large area sapphire windows has played a key role in our capability to provide an even larger suite of sapphire panels that are a key component of the Joint Strike Fighter Electro Optical Targeting System. High-precision domes are an integral component of a missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our military infrared optical products are sold primarily to the U.S. government prime contractors and directly to various U.S. government agencies. We believe the current addressable market serviced by our Military Infrared Optics segment is approximately $175 million.

X-ray and Gamma-ray Radiation Sensors Market. Solid-state radiation sensors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging, industrial gauging/inspection and security and monitoring equipment. The use of x-ray or gamma-ray radiation enables more rapid and accurate measurement of medical conditions, industrial quality and early detection and identification of nuclear and explosive materials. Solid-state sensors based on CdZnTe are making inroads against older, more established technologies, such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. Opportunities for x-ray and gamma-ray sensors are present in the areas of digital radiography, nuclear medicine, industrial gauging, radiation monitoring, security scanning, and nuclear safeguards/non-proliferation. We believe the current addressable market serviced by our eV PRODUCTS division is approximately $50 million.

Silicon Carbide Substrate Market. Silicon Carbide is a wide band gap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are emerging at the high-performance end of the defense, telecommunication, and industrial markets. SiC has certain intrinsic physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example, the high thermal conductivity of silicon carbide enables SiC and Gallium Nitride (GaN) based devices to operate at high power levels and still dissipate the excess heat generated. Typically, our customers deposit either SiC or GaN epitaxial layers on a SiC substrate and then fabricate optoelectronic or electronic devices. SiC and GaN based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High power, high frequency SiC based microwave devices are used in telecommunication base station transmitters and traditional silicon devices in both commercial and military air traffic radar applications. SiC high power, high-speed switching devices improve the performance and reliability of electrical power transmission and distribution systems and for motor controls in a wide variety of applications including aircraft, automotive, industrial, communications and energy exploration applications. We believe the current addressable market serviced by our Wide Bandgap group is approximately $50 million.

Thermoelectric Coolers Market. Thermoelectric coolers (TECs) are solid-state semiconductor devices that act as small heat pumps to cool, heat, or temperature stabilize a wide range of materials, components and systems. Conversely, the principals underlying thermoelectrics allow them to be used as a source of power when subjected to a temperature difference. TECs are more reliable than alternative cooling solutions that require moving parts, and provide more precise temperature control solutions than competing technologies. TECs also have many other advantages over competing technologies that have spurred their adoption in a variety of industries and applications. TECs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and uncooled temperature stabilized night vision technologies and thermal reference sources that are deployed in smart and state-of-the-art weapons by our armed forces. TECs also allow for temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optics systems as well as cooling solutions for a variety of medical applications that are used primarily in instrumentation and analytical applications including DNA replication and blood analyzers. The industrial, commercial, and consumer markets provide a variety of niche applications ranging from desk top refrigerators and wine coolers to semi-conductor process and test equipment. Mosquito trap applications utilize the power generation capabilities of the technology to rid residences, resorts and refugee camps of mosquitoes. We believe the current addressable market serviced by our Marlow subsidiary is approximately $150 million.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. Our significant materials capabilities are as follows:

•	Infrared Optics: Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS)

•	Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2) and Potassium Nickel Sulfate (KNS)

•	Military Optics: Germanium (Ge)

•	X-ray and gamma-ray sensors: Cadmium Zinc Telluride (CdZnTe)

•	Silicon Carbide substrates: Silicon Carbide (SiC)

•	Thermoelectric coolers: Bismuth Telluride (Bi2Te3)

We subsequently manufacture precision parts and components from these and other materials using expertise in low damage surface and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. We intend to capitalize on the execution of this proven model and participate effectively in the growth of the market.

Our specific strategies are as follows:

•	Continue Investment in Manufacturing Operations for our Infrared and Near-Infrared Business Segments. We continually invest in our infrared and near-infrared manufacturing operations worldwide to increase production capacity and capabilities. During the fiscal years ended June 30, 2006 and 2005, we invested over $9.3 million and $15.6 million for capital expenditures for the combined Infrared and Near-Infrared Optics segments. During the fiscal year ended June 30, 2006, we completed a 59,000 square foot addition at our Saxonburg, Pennsylvania facility which was driven by a need to expand the thin-film coating capacity to meet current and projected production requirements.

•	Enhance Our Reputation as a Quality and Customer Service Leader. We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent high quality supplier of components into our customers’ assembly lines. In many cases, we deliver on a just in time basis. We believe our on-time delivery record and product return rates enhance our relationships with our customers.

•	Utilize Asian Manufacturing Operations. Our manufacturing operations in Singapore and China play an important role in the operational and financial performance of the Company, specifically for the Infrared and Near-Infrared Optics segments. We will continue to invest in these operations and utilize their capabilities. In addition, during the fiscal year ended June 30, 2005, we established a manufacturing operation in Vietnam which services our Near-Infrared Optics segment and Marlow subsidiary. Our Asian operations also help to lower our overall effective tax rates as the tax structures in these countries are lower than other countries in which the Company does business.

•	Pursue Strategic Acquisitions and Alliances. Some of the markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will pursue strategic acquisitions and alliances with companies whose products or technologies compliment our current products, expand our market coverage, increase our addressed market or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve which further leverages our competencies and economies of scale.

•	Pursue Military Programs. Our Military Infrared Optics business exclusively serves military and defense applications. In addition, a portion of our other businesses, most notably our Infrared and Near-Infrared Optics segments and our Marlow subsidiary, is focused on products that are utilized in military and defense applications. Our strategy is to actively work with major defense contractors during the initial product development phase in order to incorporate our products into our customers’ systems. Early participation in long-term programs has proven to be a successful strategy and a competitive advantage in addressing the military market.

•	Balanced Approach to Research and Development. Our research and development program includes both internally and externally funded research and development expenditures targeting an overall investment between 5 and 10 percent of product sales. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

Our Products

The main products for each of our businesses is described as follows:

Infrared Optics. We supply a broad line of precision infrared optical components such as lenses, waveplates, and mirrors for use in CO2 lasers. Our precision optical components are used to regulate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as ZnSe, copper, silicon and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer in the world of ZnSe. We supply replacement optics to end users of CO2 lasers. Over time optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We service the aftermarket via a combination of selling to OEM’s who in turn service their customers with our products, and selling directly to end system users through our direct sales and marketing employees.

Near-Infrared Optics. We offer a family of standard and custom laser gain materials and optics for industrial, medical, military, scientific and research and development laser systems. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer demands. Key materials and precision optical components for YAG and other solid-state laser systems complete our near-infrared optics product offering. We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets. Our Near-Infrared Optics segment also produces components for UV filters used in early warning missile detection. The end use of the products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked.

Military Infrared Optics. We offer optics and optical subassemblies for military infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and subassemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, ZnSe, ZnS, germanium, silicon, and Aluminum Oxynitride. In addition, our products also include visible materials and fused silica. Our products are currently utilized on the Abrams M-1 Tank, Apache Attack Helicopter, F-14, F-15, F/A-18 and F-16 military aircraft, UAV’s and other platforms, as well as future production programs such as the F-35 Joint Strike Fighter.

Solid-State Radiation Sensors. We design, manufacture and market CdZnTe room temperature, solid-state radiation sensors combined with custom-designed low noise electronics and imbedded control systems. CdZnTe based imaging arrays are used in nuclear medicine (internally emitted gamma-rays), radiography (x-rays from an external source), security applications and food and beverage inspection.

Silicon Carbide Substrates. Our product offerings are 6H-SiC (semi-insulating and conducting) and 4H-SiC (conducting) poly-types and are available in several diameter sizes. Silicon carbide substrates are used in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries.

Thermoelectric Coolers. We supply a broad array of TECs and related assemblies to various market segments. In the defense market, TECs are used in guidance systems, smart weapons and night vision systems. TECs are also used in products providing temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optic communication systems. We also produce and sell a variety of solutions from thermoelectric components to complete subsystems used in the medical equipment market and other industrial and commercial applications. We offer single stage TECs, multi-stage TECs, extended life coolers and thermoelectric thermal reference sources.

Research, Development and Engineering

Our research and development program includes internally and externally funded research and development expenditures targeting an overall investment of between 5 and 10 percent of product sales. From time to time, the ratio of contract to internally funded activity varies due to the unevenness of government research programs and changes in the focus of our internally funded research programs. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2006, we employed 201 people in research, development and engineering functions, 163 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2006, we made focused research and development investments in:

•	Silicon Carbide Substrate Technology: Technology development efforts in silicon carbide substrates continue to move forward, with emphasis in the areas of material purity, defect density reduction, surface polishing and diameter expansion. We were awarded development funding as a team partner on a multi-year, Defense Advanced Research Projects Agency SiC initiative. This program is focused on materials optimization, device development and Department of Defense (DOD) system module demonstration for high power radar, electronic warfare, missile seeker and communication system. In addition, we have launched a significant research and development program to improve manufacturing yields using Department of Energy methodology. Our research and development efforts in this area have been both internally and externally funded.

•	Ultra-violet Filters: Development activities for our UV Filter product line include enhancing process control and yield improvements. Our research and development efforts in this area have been internally funded.

•	Ceramic Oxide Materials: Our activities in this area are focused on process improvements, benchmarking the quality of commercially available research-grade ceramics and comparing their properties and performance to single crystal materials. Continued efforts will investigate composite materials for thermally-enhanced laser architectures and could lead to new applications. Recently we achieved a breakthrough in our sensor fabrication process whereby the manufacturing yields have been improved. Our research and development efforts in this area have been both internally and externally funded.

•	Cadmium Zinc Telluride: Our activities in this area are focused on process yield improvements, improving the quality and lowering the manufacturing costs of these materials for use in higher speed x-ray sensors. Our research and development efforts in this area have been both internally and externally funded.

•	Thermoelectric Materials and Devices: Within our Marlow subsidiary, we continue to develop the industry-leading Bi2Te3 Micro-Alloyed Materials (MAM) for thermoelectric cooling applications. Enabled by the thermal performance and fine grain microstructure of MAM, Marlow’s research and development has focused on achieving levels of miniaturization and watt density beyond the reach of TECs based on single crystal and polycrystalline materials produced by standard crystal growth techniques. In addition, we are developing capabilities in thermoelectric power generation materials that, combined with our advantageous intellectual property position, will allow us to bring to market new thermoelectric compounds that have been developed for NASA. Our research and development efforts in thermoelectric materials have been both internally and externally funded.

The development and manufacturing of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions, trade secret laws, invention disclosures and patents to protect our proprietary rights. We have entered into selective intellectual property licensing agreements. When faced with potential infringement of our proprietary information, we have in the past asserted and vigorously protected our rights.

Internal research and development expenditures were $6.9 million, $5.8 million and $5.0 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. For these same periods, the external research and development expenditures were $7.1 million, $6.8 million and $7.1 million, respectively.

Marketing and Sales

We market our products through a direct sales force in the U.S., Japan, Singapore, China, Germany, Belgium, Switzerland and the U.K., and through representatives and distributors elsewhere in the world. Our market strategy is focused on understanding customer requirements and building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in our market places.

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

Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising, attendance at trade shows and customer partnerships. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2006, we employed 112 individuals in sales, marketing and support.

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

Product Line	Materials Produced	Principal Growth Processes Utilized
• Infrared Optics	ZnSe and ZnS	Chemical Vapor Deposition
• Near-Infrared Optics	YAG, YLF, CaF2 and KNS	Czochralski
• Military Optics	Ge	Modified Bridgman
• X-ray and Gamma-ray Sensors	CdZnTe	High Pressure Bridgman and Conventional Bridgman
• Silicon Carbide Substrates	SiC	Physical Vapor Transport and Axial Gradient Transport
• Thermoelectric Coolers	Bi2Te3	High Pressure Bridgman

The ability to produce these difficult materials and to control the quality and yields is an expertise of the Company. Processing of these materials into finished products is also difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customer’s instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture, and there are very few industry-standard products.

Our network of worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages and enable proximity to our customers. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include automated, Computer Numeric Control optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Manufacturing products for use across the electromagnetic spectrum requires the capabilities to repeatedly produce products with high yields to atomic tolerances. We embody a technology and quality mindset that gives our customers the confidence to utilize our products on a just-in-time basis straight into the heart of their production lines.

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

Customers

Our customer base for infrared optics for our laser component products consists of over 5,000 customers worldwide. The three main groups of customers for these products are as follows:

•	Leading original equipment manufactures and system integrators of high power industrial, medical and military laser systems. Representative customers are Rofin-Sinar Technologies, Inc., Trumpf, Inc. and Bystronic.

•	Laser end users who require replacement optics for their existing laser systems. Representative customers are John Deere and Caterpillar, Inc.

•	Military and aerospace customers who require products for use in advanced targeting, navigation and infrared imaging systems. Representative customers are Northrop Grumman Corporation and Lockheed-Martin Corporation.

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

For our silicon carbide products, our customers are manufacturers and developers of equipment and devices for high power RF electronics and high power and high voltage switching and power conversion systems for both Department of Defense and commercial applications. We are currently dependent on a limited number of key customers for this product line and we face strong competition from the industry leader and other market participants.

For our thermoelectric cooler products, our customers are manufacturers and developers of equipment and devices for defense and space, telecommunications, medical and industrial and commercial markets. Example customers include Raytheon, Beckman Coulter and American Biophysics Corp.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of commercial infrared laser optics and materials, we believe we are an industry leader. We are a significant supplier of YAG rods and near-infrared laser optics to the worldwide markets for defense, scientific, research, medical and industrial applications. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to every major military prime contractor. We believe we are the leading supplier of CdZnTe substrates and devices for x-ray and gamma-ray sensors and components. We believe we are a preferred alternative to the leading supplier of single crystal SiC substrates for use in the defense, telecommunication and industrial markets. We believe we are a global leader in the design and manufacturer of thermoelectric coolers and thermal control subsystems.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors which have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe is Rohm and Haas Company. Competitors producing infrared and CO2 laser optics include Sumitomo Electric and Ophir Optronics as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include Northrop Grumman Corporation and Saint-Gobain. Competing producers of infrared optics for military applications are DRS, Goodrich, Elcan and in-house fabrication and thin film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of CdZnTe and CdZnTe sensors include Acrorad and Orbotech. Competing producers of thermoelectric coolers include Melcor and ITI Ferrotec.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company takes the view of not including in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2006, our bookings were $242.3 million compared to bookings of $187.8 million for the year ended June 30, 2005.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2006, our backlog was approximately $84.0 million compared to $75.5 million at June 30, 2005.

Employees

As of June 30, 2006, we employed 1,690 persons worldwide. Of these employees, 201 were engaged in research, development and engineering, 1,170 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing policy of encouraging active employee participation in areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals.

Trade Secrets, Patents and Trademarks

We rely on our trade secrets, proprietary know-how, invention disclosures and patents to develop and maintain our competitive position. We have begun to aggressively pursue process and product patents in certain areas of our businesses. We have confidentiality and noncompetition agreements with certain personnel. We require all United States employees sign a confidentiality and noncompetition agreement upon commencement of employment.

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

LASER POWER CORPORATION(™) name; MP-5(™) for low absorption coating technology; the MARLOW INDUSTRIES, INC.(™) name; and the MARLOW INDUSTRIES, INC.trademark. The trademarks are registered with the U.S. Patent and Trademark Office but not with any states. We are not aware of any interference or opposition to these trademarks in any jurisdiction.

ITEM 1A. RISK FACTORS

The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

We Depend on Highly Complex Manufacturing Processes Which Require Products from Limited Sources of Supply

We utilize high quality, optical grade ZnSe in the production of many of our infrared optical products. We are the leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring production in a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. ZnSe is available from only one outside source where quantity and qualities may be limited. The unavailability of necessary amounts of high quality ZnSe would have a material adverse effect upon us. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

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

International Sales Account for a Significant Portion of Our Revenues

Sales to customers in countries other than the United States accounted for approximately 41%, 40% and 41% of revenues during the years ended June 30, 2006, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore, China and Vietnam and maintain direct sales offices in Germany, Japan, Switzerland, the UK and Belgium. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse affect on our business, results of operations, or financial condition by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in Yen and, accordingly, are affected by fluctuations in the dollar/yen currency exchange rates. We generally reduce our exposure to such fluctuations of the Yen through forward exchange agreements which target to hedge approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation of the Yen in the U.S. dollar/Japanese Yen currency exchange rate.

We May Encounter Substantial Competition

We may encounter substantial competition from other companies in the same market, including established companies with significant resources. Some of our competitors may have financial, technical, marketing or other capabilities more extensive than ours and may be able to respond more quickly than we can to new or emerging technologies and other competitive pressures. We may not be able to compete successfully against our present or future competitors, and competition may have a material adverse effect on our business, results of operations or financial condition.

There Are Limitations on the Protection of Our Intellectual Property

We rely on a combination of trade secrets, patents, copyright and trademark laws combined with employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third party were successful in a claim that one of our processes infringed its proprietary rights, we may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify processes so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

We May Expand Product Lines and Markets by Acquiring Other Businesses

Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key personnel.

The following information relates to significant acquisitions made since fiscal year ended June 30, 1995.

Acquired Party	Year Acquired	Business Segment	Percentage Ownership as of June 30, 2006
Virgo Optics Division of Sandoz Chemicals Corporation	Fiscal 1995	Near-Infrared Optics	100%
Lightning Optical Corporation	Fiscal 1996	Near-Infrared Optics	100%
Laser Power Corporation	Fiscal 2001	Military Infrared Optics and Infrared Optics	100%
Silicon Carbide Group of Litton Systems, Inc.	Fiscal 2002	Compound Semiconductor Group	100%
5NPlus, Inc.	Fiscal 2002	Compound Semiconductor Group	36%
II-VI Deutschland GmbH	Fiscal 2003	Infrared Optics and Near-Infrared Optics	100%
II-VI LOT Suisse S.a.r.l.	Fiscal 2004	Infrared Optics	75%
Ultra-Violet Filter Product Line of Coherent, Inc.	Fiscal 2004	Near-Infrared Optics	100%
Marlow Industries, Inc.	Fiscal 2005	Compound Semiconductor Group	100%

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

Exposure to Government Markets

With the acquisition of Marlow and the operations of our Military and Near-Infrared Optics businesses, sales to customers in the defense industry have increased. These customers in turn generally contract with a governmental entity, typically the U.S. government. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in our control. All of these may limit the price that investors may be willing to pay for shares of our common stock.

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

Relative to its generation and use of the hazardous substance Hydrogen Selenide, we have in place an emergency response plan. Special attention has been given to all procedures pertaining to this gaseous material to minimize the chances of its accidental release to the atmosphere.

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

Some Laser Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or in the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things: loss of customers; increased costs of product returns and warranty expenses; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; and legal action by our customers.

The occurrence of any one or more of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standard Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements for the fiscal year ending June 30, 2008.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our principal properties at June 30, 2006 is set forth below:

	Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
United States:	Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Compound Semiconductor Group	235,000	Owned
	New Port Richey and Port Richey, FL	Manufacturing	Near-Infrared Optics	65,000	Owned
	Temecula, CA	Manufacturing	Military Infrared Optics	66,000	Leased
	Pine Brook, NJ	Manufacturing and Research and Development	Compound Semiconductor Group	14,000	Leased
	Dallas, TX	Manufacturing	Compound Semiconductor Group	93,000	Owned and Leased
	Starkville, MS	Manufacturing	Compound Semiconductor Group	2,000	Leased

Foreign Locations:	Singapore	Manufacturing	Infrared Optics	30,000	Leased
	China	Manufacturing	Infrared Optics and Near-Infrared Optics	33,000	Leased
	Vietnam	Manufacturing	Near-Infrared Optics and Compound Semiconductor Group	35,000	Leased
	Germany	Distribution	Infrared Optics and Near-Infrared Optics	2,000	Leased
	Japan	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
	United Kingdom	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
	Belgium	Distribution	Infrared Optics	3,000	Leased
	Switzerland	Distribution	Infrared Optics	3,000	Leased

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims and lawsuits incidental to the business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operation. During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. During the quarter ended September 30, 2005, the Company received the verdict award in the amount of $0.8 million and recorded this amount in other income, net in its Consolidated Statements of Earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers(1) of the Company and their respective ages and positions are as follows:

Name	Age	Position
Carl J. Johnson	64	Chairman, Chief Executive Officer and Director
Francis J. Kramer	57	President, Chief Operating Officer and Director
Herman E. Reedy	63	Executive Vice President – Infrared Optics
James Martinelli	48	Vice President – Government and Military Businesses
Vincent D. Mattera, Jr.	50	Vice President – General Manager – Compound Semiconductor Group
Craig A. Creaturo	36	Chief Financial Officer and Treasurer

(1)	Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is elected and qualified.

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

Vincent D. Mattera, Jr., has been employed by the Company since 2004 and has been Vice President since November 2005. Previously Dr. Mattera had served as a Director of the Company from 2000 to 2002. Dr. Mattera had been Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and

Communications Technologies Group) since 2001. Previously, Dr. Mattera was Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. in Chemistry from the University of Rhode Island and Brown University, respectively.

Craig A. Creaturo has been employed by the Company since 1998 and has been Chief Financial Officer since November 2004 and Treasurer since 2000. Previously, Mr. Creaturo served as Chief Accounting Officer, Director of Finance, Accounting and Information Systems and Corporate Controller. Prior to his employment by the Company, Mr. Creaturo was employed by the Pittsburgh, Pennsylvania office of Arthur Andersen LLP from 1992 to 1998 and served in the audit and attestation division with a final position as Audit Manager. Mr. Creaturo graduated from Grove City College with a B.S. degree in Accounting. Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “IIVI.” The following table sets forth the range of high and low closing sale prices per share of the Company’s Common Stock for the fiscal periods indicated, as reported by Nasdaq.

	High	Low
Fiscal 2005
First Quarter	$19.36	$13.46
Second Quarter	$22.00	$15.62
Third Quarter	$21.18	$16.39
Fourth Quarter	$18.62	$13.93

Fiscal 2006
First Quarter	$19.81	$17.25
Second Quarter	$20.88	$16.75
Third Quarter	$18.65	$15.30
Fourth Quarter	$21.77	$17.19

On September 1, 2006, the last reported sale price for the Common Stock was $20.90 per share. As of such date, there were approximately 1,030 holders of record of the Common Stock.

The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

The following table provides information with respect to purchases of the Company’s equity securities during the quarter ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2006 to April 30, 2006	—	—	—	392,900
May 1, 2006 to May 31, 2006	20,000	19.62	20,000	372,900
June 1, 2006 to June 30, 2006	167,000	18.60	167,000	205,900

	187,000	18.71	187,000

(1)	A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

Year Ended June 30,	2006	2005(1)	2004(1)	2003(1)	2002(1)
(000 except per share data)
Statement of Earnings

Net revenues	$232,525	$194,040	$150,848	$128,210	$113,688
Net earnings	$10,794	$23,255	$16,522	$10,922	$6,632
Basic earnings per share	$0.37	$0.80	$0.58	$0.39	$0.24
Diluted earnings per share	$0.36	$0.78	$0.56	$0.38	$0.23
Diluted weighted average shares outstanding	29,901	29,909	29,436	28,780	28,628

(1)	Share and per share data for all periods presented were adjusted to reflect the two-for-one stock split in fiscal 2005, and restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.”

June 30,	2006	2005(1)	2004(1)	2003(1)	2002(1)
($000)
Balance Sheet

Working capital	$82,598	$73,854	$46,784	$40,200	$35,746
Total assets	250,296	252,678	184,486	163,297	152,232
Long-term debt	23,614	41,180	7,986	16,782	29,435
Total debt	31,167	44,981	15,536	23,705	34,503
Retained earnings	120,321	109,527	86,272	69,891	58,969
Shareholders’ equity	170,591	160,471	132,866	112,219	98,142

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans, “projects,” or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in this Item 1A, which are incorporated herein by reference.

OVERVIEW

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

Our customer base includes OEM, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, x-ray imaging, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions. Approximately 41% of our revenues during the fiscal year ended June 30, 2006 were from product sales to customers outside the United States.

The following discussion and analysis includes the seven months financial results for the year ended June 30, 2005 of the Company’s Marlow Industries, Inc. subsidiary included in the Compound Semiconductor Group since the date of acquisition.

All per share data for this year and former periods cited in this discussion and analysis have been adjusted to reflect the two-for-one split of the Company’s common shares paid as a stock dividend to shareholders of record on March 2, 2005 and distributed on March 22, 2005.

CRITICAL ACCOUNTING ESTIMATES

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

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, accounting for share-based compensation and self-insurance for workers’ compensation. Management believes these estimates to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact to the financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable. Revenue for all business segments, other than for contract research and development, is recognized from the sale of products at the point of passage of title, which is generally at the time of shipment. The Company considers the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB 101.

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

The Company establishes an allowance for doubtful accounts and a warranty reserve based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2006, 2005 and 2004. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

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

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired involves judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations may employ a combination of present value techniques to measure fair value and consider market factors. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the reporting unit. Changes in our financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demands, operational challenges and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our future determination of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down.

During the fourth quarter of fiscal 2006 after completing the Company’s annual goodwill impairment analysis, it was determined that the goodwill of our Military Infrared Optics business unit was impaired and consequently the Company recorded a goodwill impairment charge of approximately $17.6 million.

The Company records certain bonus and profit sharing estimates as a charge against earnings based on a formula percentage of the Company’s operating income. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Other bonuses are paid annually.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of share-based compensation in earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize share-based compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The

Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax assets.

Under the provisions of SFAS 123R, the Company recorded $2.4 million, $2.2 million and $1.1 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The shared-based compensation expense is allocated 35% to cost of goods sold and 65% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the fiscal years ended June 30, 2006, 2005 and 2004, the weighted-average fair value of options granted under the stock option plan was $10.96, $11.21 and $7.84, respectively, per option using the following assumptions:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Risk free interest rate	4.52%	3.84%	3.53%
Expected volatility	59%	64%	64%
Expected life of options	6.39 years	6.36 years	7.11 years
Dividend yield	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of expense in future periods if the actual forfeitures are higher than estimated.

The Company is self-insured for certain losses related to workers’ compensation. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.3 million per occurrence and $1.0 million in the aggregate per policy year. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

Fiscal 2006 Compared to Fiscal 2005

Overview (millions except per share data)

RESULTS OF OPERATIONS

	Year Ended June 30,		% Increase (Decrease)
	2006	2005
Bookings	$242.3	$187.8	29%
Revenues	232.5	194.0	20%
Net earnings	10.8	23.3	(54)%
Diluted earnings per share	0.36	0.78	(54)%

BOOKINGS Bookings increased 29% to $242.3 million in fiscal 2006 compared to $187.8 million in fiscal 2005. Demand for the Company’s products worldwide continue to strengthen as evidenced by double-digit increases in bookings across all of the Company’s operating segments. Numerous factors have contributed to the overall increased level of bookings during fiscal 2006, among them:

•	The proliferation of laser systems worldwide continues to grow. Our Infrared and Near-Infrared Optics segments are capitalizing on this expansion by providing optics and components to both OEM and aftermarket customers worldwide.

•	Rapid growth in China and Eastern Europe has opened up new markets.

•	Superior on-time delivery and quality associated with the Company’s Ultra-Violet Filter production assemblies has allowed the Company to win additional orders for this important defense system.

To address this continued demand, the majority of II-VI operating units have initiated efforts to expand capacity and capabilities at our production plants worldwide to position itself for fiscal 2007 and beyond.

REVENUES Revenues increased 20% to $232.5 million in fiscal 2006 compared to $194.0 million in fiscal 2005. The majority of the increase in revenues was attributable to the Company’s Infrared Optics segment which recorded an increase of 19% from the prior year. In addition, the increase in revenues was due to a full twelve months of revenues from Marlow in fiscal 2006 compared to just seven months in fiscal 2005 as the Company acquired Marlow in December 2004.

NET EARNINGS Net earnings decreased 54% in fiscal 2006 to $10.8 million ($0.36 per share-diluted) compared to $23.3 million ($0.78 per share-diluted) in fiscal 2005. The decrease in net earnings was primarily the result of the Company recording a pre-tax goodwill impairment charge of $17.6 million in fiscal 2006 based on annual impairment testing to write-off a portion of the goodwill attributable to its acquisition of Laser Power Corporation in fiscal 2001 which is included in the Military Infrared Optics segment. The decrease in net earnings was partially offset by the full twelve months of Marlow’s operations and the overall increase in revenues.

OUTLOOK The Company anticipates continued strengthening of its addressable markets in fiscal 2007, and is currently projecting for fiscal 2007 revenues to range from $261 million to $267 million and diluted earnings per share to range from $1.08 to $1.17.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings differs from income from operations in that segment earnings excludes certain operational expenses included in other expense – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See also Note M to the Company’s Consolidated Financial Statements for further information on the Company’s reportable segments.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2006	2005
Bookings	$122.2	$102.0	20%
Revenues	120.4	101.3	19%
Segment earnings	34.5	30.6	13%

Bookings for fiscal 2006 for Infrared Optics increased 20% to $122.2 million from $102.0 million in fiscal 2005. Demand from OEM and aftermarket customers continues to grow as the Company benefits from an expanding worldwide base of laser systems. In particular, rapid industrial growth in China and Eastern Europe has augmented our traditionally strong markets in United States, Western Europe and Japan. In addition, during fiscal 2006, the Company received more than twice the fiscal 2005 level of orders for zinc-based materials used in optical components for military and commercial applications. In anticipation of continued bookings growth in fiscal 2007, the Company has begun efforts to expand capacity in our Infrared Optics plants in Pennsylvania, Singapore and China.

Revenues for fiscal 2006 for Infrared Optics increased 19% to $120.4 million from $101.3 million in fiscal 2005. The increase in revenues for fiscal 2006 was driven by increased shipment volume to both OEM and aftermarket customers. Several of the largest OEM high-power laser system manufacturers increased their manufacturing outputs, resulting in higher optics consumption. Meanwhile, we received several large prototype orders as system builders continued to develop new laser system models to fill the full range of market requirements for laser cutting machines. Additionally, the segment recognized increased revenues of zinc-based materials for use as optical components in military surveillance and targeting systems.

Segment earnings for fiscal 2006 increased 13% to $34.5 million compared to $30.6 million in fiscal 2005. The increase in segment earnings was primarily driven by the increased sales volume. Segment earnings during the 2006 fiscal year increased at a rate less than that for revenues due to several factors. Among them, the segment experienced increases in raw material costs for many of the Company’s optical substrates, increased levels of overhead associated with the expansion of the Pennsylvania and Singapore manufacturing facilities and increased allocated corporate overhead all contributed to limit the growth of segment earnings.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase (Decrease)
	2006	2005
Bookings	$41.7	$33.5	25%
Revenues	34.0	33.9	—
Segment earnings	2.1	2.3	(10)%

Bookings for fiscal 2006 for Near-Infrared Optics increased 25% to $41.7 million from $33.5 million in fiscal 2005. Approximately two-thirds of the bookings increase was related to the segment’s UV filter product line used to assist aircraft in the early detection of missile threats. Additionally, optics bookings grew by 20% from the prior fiscal year fueled by strong demand in the medical and instrumentation-related markets and the segment’s YAG bookings grew by 19% driven by medical and military applications.

Revenues for fiscal 2006 for Near-Infrared Optics remained flat at $34.0 million compared to $33.9 million in fiscal 2005. The lack of revenue growth in the current fiscal year despite the increase in bookings was primarily due to certain UV filter revenues being deferred into fiscal 2007 in accordance with revenue recognition principles in conjunction with a new contract entered into fiscal 2006. During most of fiscal 2006, the segment had been producing and stocking in inventory UV filter components. This inventory has begun to be shipped to the customer during the fourth quarter of fiscal 2006 and will continue to be shipped. As of June 30, 2006, the Near-Infrared Optics segment had $2.4 million of deferred revenue.

Segment earnings for fiscal 2006 decreased 10% to $2.1 million from $2.3 million in fiscal 2005. The decrease in segment earnings primarily reflects lower revenues from the YAG and crystal product lines. In addition, production yields and increased operating costs also impacted segment earnings negatively.

Military Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2006	2005
Bookings	$27.5	$25.0	10%
Revenues	29.4	27.3	8%
Segment (loss) earnings	(17.5)	1.0	N/A

Bookings for fiscal 2006 for Military Infrared Optics increased 10% to $27.5 million from $25.0 million in fiscal 2005. The increase in bookings was driven by core military and sapphire product demands for military programs such as the Apache helicopter targeting system and the Advanced Targeting Pod (ATP) Sniper program used on F16 and F15 fighter jets.

Revenues for fiscal 2006 for Military Infrared Optics increased 8% to $29.4 million compared to $27.3 million in fiscal 2005. The revenue performance in core military and sapphire product lines were led by increased shipments of infrared windows for heritage programs and the next generation Arrowhead program for the Apache helicopter targeting system, and increased billings for sapphire development contracts related to the Joint Strike Fighter program.

Segment loss for fiscal 2006 was $17.5 million compared to segment earnings of $1.0 million in fiscal 2005. The segment’s goodwill was determined to be impaired based upon the completion of the annual goodwill impairment analysis resulting in a goodwill impairment charge of $17.6 million. The annual goodwill impairment analysis considers the financial projections of the Segment based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the Segment. Additionally, and, to a lesser extent, lower than normal production yields and increased scrap costs associated with the Javelin and Arrowhead Programs during fiscal 2006 contributed to the decrease in segment earnings.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2006	2005
Bookings	$50.8	$27.3	86%
Revenues	48.8	31.5	55%
Segment earnings (loss)	1.9	(1.5)	N/A

The Company’s Compound Semiconductor Group includes the combined operations of Marlow for the seven months in fiscal year 2005 since the date of acquisition, the Company’s eV PRODUCTS division, the Company’s WBG group, and the Company’s Advanced Materials Development Center (AMDC).

Combined bookings for fiscal 2006 from these operations increased 86% to $50.8 million as compared to $27.3 million in fiscal 2005. Included in fiscal 2006 bookings is $37.3 million from Marlow representing a full twelve months compared to $17.3 million for the seven months in fiscal 2005 since the date of acquisition. Marlow experienced solid bookings across all of its addressable markets led by the business unit’s medical and defense markets. Bookings for the segment’s combined development businesses eV PRODUCTS and WBG group experienced an increase of approximately 35% during fiscal 2006 compared to fiscal 2005. This increase was the result of demand for nuclear medicine applications as well as certain research and development activities focusing on improvements in crystal growth and other production process improvements.

Revenues for fiscal 2006 from these operations increased 55% to $48.8 million compared to $31.5 million in 2005. Included in fiscal 2006 revenues is $35.1 million from Marlow representing a full twelve months compared to $19.8 million for the seven months in fiscal 2005 since the date of acquisition. Demand for Marlow’s products continues to strengthen, especially in the defense and medical markets. The Group’s eV PRODUCTS division experienced a 31% increase in revenues in fiscal 2006 compared to fiscal 2005. This increase was due to product demands from the Company’s core OEM customers in the medical, industrial and security markets combined with higher product pricing.

The segment earnings for fiscal 2006 were $1.9 million compared to a segment loss of $1.5 million in 2005. The improvement in segment earnings was attributed to the inclusion of Marlow’s operations for the full fiscal year as well as operational and yield improvements at the Groups’ eV PRODUCTS division and WBG Group.

Costs and Expenses

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2006 was $91.0 million or 41% of revenues compared to $79.0 million or 43% of revenues in fiscal 2005. The increase in gross margin dollars is a result of increased revenues. The decrease in the gross margin percentage during the current fiscal year was due to several factors. The addition of Marlow has lowered gross margins as the historical gross margins of Marlow’s product mix are lower than the overall gross margin of the Company before the Marlow acquisition. Selenium and other raw material price increases in the Company’s Infrared Optics segment negatively impacted gross margins as the price of these materials have risen and expect to continue to rise over the near term. Low production yields and high scrap costs experienced by the Military Infrared Optics segment during fiscal 2006 also contributed to the lower gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2006 was $2.6 million (27% of contract research and development revenues), compared to a gross margin of $2.6 million (28% of contract research and development revenues) for fiscal 2005. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in Marlow, the eV PRODUCTS division and the WBG group for fiscal 2006. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2006 were $6.9 million or 3% of revenues compared to $5.8 million or 3% of revenues, for fiscal 2005. The higher dollar amount is primarily the result of the addition of internal research and development at our Marlow subsidiary combined with increased corporate research and development activities.

Selling, general and administrative expenses for fiscal 2006 were $48.1 million or 21% of revenues compared to $43.3 million or 22% of revenues for fiscal 2005. The dollar increase reflects higher revenue combined with the addition of Marlow for a full year during fiscal 2006. Also, there was higher salary expense for the Company’s worldwide profit driven bonus programs in fiscal year 2006. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling, general and administration cost structure has lowered this metric for the Company.

Interest expense for fiscal 2006 was $1.8 million compared to $0.9 million for fiscal 2005. The increase in interest expense for fiscal year 2006 was due to a full fiscal year of the Company’s debt incurred to finance the Marlow acquisition combined with higher interest rates. As of June 30, 2006, the Company’s had outstanding debt of $31.2 million compared to $45.0 million outstanding at June 30, 2005.

Other income for fiscal 2006 was $2.2 million compared to other income of $0.3 million in fiscal 2005. The increase in other income was due in part to the receipt of $0.8 million award from a jury verdict in favor of the Company in a trade secret lawsuit. The remainder of the increase is the result of foreign currency gains, interest income and other income items partially offset by the minority interest from the 25% interest of II-VI LOT Suisse S.a.r.l.

The Company’s effective income tax rate for fiscal 2006 was 49%. The increase in the effective tax rate was due to a goodwill impairment charge for which there is no tax benefit. The Company’s effective income tax rate reflects the benefit from lower tax rates from its Singapore and China operations and a favorable mix of U.S. and foreign income. In the prior fiscal year the Company entered into a Development and Expansion Initiative with the Singapore government whereby II-VI Singapore lowered its effective tax rate to approximately 16%. It is expected that this favorable tax structure will exist for the Company’s next few fiscal years. During the year ended June 30, 2006, pursuant to the provisions of the American Jobs Creation Act of 2004 (the “Act”), the Company adopted a domestic reinvestment plan for the purpose of facilitating the repatriation of foreign dividends. The Company repatriated $5.5 million during the fourth quarter of fiscal 2006 resulting in an increase in income taxes of $0.3 million.

Fiscal 2005 Compared to Fiscal 2004

Overview (millions except per share data)

RESULTS OF OPERATIONS

	Year Ended June 30,		% Increase
	2005	2004
Bookings	$187.8	$162.8	15%
Revenues	194.0	150.8	29%
Net earnings	23.3	16.5	41%
Diluted earnings per share	0.78	0.56	39%

NET EARNINGS Net earnings increased 41% in fiscal 2005 to $23.3 million ($0.78 per share-diluted) from $16.5 million ($0.56 per share-diluted) in fiscal 2004. Net earnings increase was primarily attributed to revenue growth in all the Company’s operating segments. In particular, the Infrared Optics and Near-Infrared Optics segments achieved increases in revenues of 16% and 31% respectively from the prior year. In addition to the above, the Company’s newly acquired subsidiary, Marlow contributed to the net earnings growth. Earnings increases also resulted from operating improvements from the prior year due to production efficiencies and cost savings realized through increased manufacturing performed at the Company’s Singapore and China facilities and the lowering of the effective tax rate to 27% in fiscal 2005 from 29% in fiscal 2004.

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

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2005	2004
Bookings	$102.0	$90.4	13%
Revenues	101.3	87.6	16%
Segment earnings	30.6	22.4	37%

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

Revenues for fiscal 2005 for Infrared Optics increased 16% to $101.3 million from $87.6 million in fiscal 2004. The increase was primarily attributed to increased shipment volume to both OEM and aftermarket customers as stronger order intake has translated into stronger revenues for fiscal 2005 compared to fiscal 2004.

Segment earnings for fiscal 2005 increased 37% to $30.6 million compared to $22.4 million in fiscal 2004. The improvement was the result of a combination of increased sales volume, an increased level of manufacturing at the Company’s Asian facilities in Singapore and China and productivity improvements occurring at our various manufacturing facilities.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase/ (Decrease)
	2005	2004
Bookings	$33.5	$30.2	11%
Revenues	33.9	25.8	31%
Segment earnings	2.3	2.4	(4)%

Bookings for fiscal 2005 for Near-Infrared Optics increased 11% to $33.5 million from $30.2 million in fiscal 2004. The increase in bookings was primarily driven by an increase in demand for the Company’s UV filter product line which recorded $2.4 million more bookings in fiscal 2005 as compared to fiscal 2004. In addition, YAG and other crystal product bookings increased approximately 7% in fiscal 2005 as compared to fiscal 2004.

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

Segment earnings for fiscal 2005 decreased 4% to $2.3 million from $2.4 million in fiscal 2004. The decrease in segment earnings reflects higher operating costs driven by a higher proportion of lower margin shipments during fiscal 2005 and the ramp up of costs associated with the UV filter product line.

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

Revenues for fiscal 2005 for Military Infrared Optics increased 8% to $27.3 million compared to $25.3 million in fiscal 2004. The increase in revenues was due primarily from strong demand for core military products due to the need to repair and replace hardware expended or damaged in the war against terror. In addition, the Company’s sapphire product line revenues increased approximately $1.1 million from fiscal 2004 as the Company continues to develop this part of its business.

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

Revenues for fiscal 2005 from these operations increased 160% to $31.5 million compared to $12.1 million in fiscal 2004. Included in the fiscal 2005 revenues were $19.8 million from Marlow. Excluding revenues from Marlow for fiscal 2005, revenues for the Compound Semiconductor Group were consistent with fiscal 2004.

The segment loss for fiscal 2005 of $1.5 million decreased 25% from the segment loss of $2.0 million in fiscal 2004. The improvement in the segment loss was attributed to the inclusion of Marlow’s operations during fiscal 2005 which offset slightly higher segment losses at eV PRODUCTS and WBG.

Costs and Expenses

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2005 was $79.0 million or 43% of revenues compared to $62.2 million or 44% of revenues in fiscal 2004. The increased gross margin in relative dollars was due to higher sales levels in fiscal 2005 than in fiscal 2004 while the decrease in the gross margin as a percentage of sales was primarily due to the addition of Marlow which historically has a lower gross margin than the core II-VI operating segments. Other factors impacting the gross margin of specific business segments were noted in the previous discussion of segment results.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2005 was $2.6 million (28% of research and development revenues), compared to a gross margin of $1.6 million (18% of research and development revenues), for fiscal 2004. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in Marlow, the eV PRODUCTS division and the WBG group for fiscal 2005. The improvement in the contract research and development gross margin was due to increased contract activity in the fiscal 2005. In addition, our Military Optics segment recognized approximately $0.7 million of gross margin during fiscal 2005 related to its Large Optics Coating contract. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2005 were $5.8 million or 3% of revenues compared to $5.0 million or 3% of revenues, for fiscal 2004. The higher dollar amount is primarily the result of the addition of internal research and development at our Marlow subsidiary combined with more corporate research and development activities.

Selling, general and administrative expenses for fiscal 2005 were $43.3 million or 22% of revenues compared to $35.1 million or 23% of revenues for fiscal 2004. The dollar increase reflects the addition of Marlow during the year and higher salary expense for the Company’s worldwide profit driven bonus program. In addition, outside professional services, including services relating to Section 404 of Sarbanes-Oxley, contributed to the increase from fiscal 2004. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling, general and administration cost structure has lowered this metric for the Company.

Interest expense for fiscal 2005 was $0.9 million compared to $0.4 million for fiscal 2004. The increase in interest expense reflects an increase in the company’s debt levels from fiscal 2004 due to the financing of the acquisition of Marlow. As of June 30, 2005, the Company’s had outstanding debt of $45.0 million compared to $15.5 million outstanding at June 30, 2004. During fiscal 2005 the Company capitalized approximately $0.1 million of interest associated with its coating and administrative office expansion in Saxonburg, Pennsylvania.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of cash has been provided through operations and long-term borrowings. Other sources of cash include proceeds received from the exercise of stock options. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2006	2005
Net cash provided by operating activities	$40.8	$18.6
Proceeds from exercise of stock options	1.4	1.3
Additions to property, plant and equipment	(15.6)	(17.7)
Net (payments) borrowings on debt obligations	(13.7)	29.5
Purchases of treasury stock	(5.2)	(0.2)
Purchases of businesses	(1.7)	(29.7)
Note purchase agreement and additional investment in unconsolidated business	—	(2.2)

In fiscal 2006, cash provided by operations was $40.8 million. The increase in cash from operations was driven by the Company’s net earnings of $10.8 million, depreciation and amortization expense of $15.8 million, a non-cash goodwill impairment charge of $17.6 million and share-based compensation expense of $2.4 million. The increase in cash was offset by working capital requirements of $2.9 million and a reduction of deferred taxes of $2.9 million.

Net cash used in investing activities during the fiscal year of $17.3 million was primarily for the Company’s purchase of property plant and equipment expenditures of $15.6 million and the final 25% purchase of II-VI Deutschland GmbH of $1.7 million.

Net cash used in financing activities during the fiscal year 2006 was $16.3 million and included short-term and long-term net debt payments of $13.7 million, purchases of treasury stock of $5.2 million offset by $1.4 million of proceeds from the exercise of stock options and $1.2 million of cash provided by excess tax benefits from share-based compensation.

The Company has a $60.0 million secured credit facility. This facility has a five-year term and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments which began January 2006. The weighted average interest rate of borrowings under the credit agreements was 4.8% and 3.4% for the fiscal years ended June 30, 2006 and 2005, respectively. The Company had available $27.4 million and $17.6 million under its line of credit as of June 30, 2006 and 2005, respectively.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 283,100 shares totaling $5.2 million of common stock under the share repurchase program during the fiscal year ended June 30, 2006. To date, the Company has repurchased 294,100 shares, totaling $5.4 million, of common stock under this share repurchase program. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	Year Ended June 30,
	2006	2005
Cash and cash equivalents	$26.9	$21.7
Additional borrowing capacity under existing credit facility	27.4	17.6
Total debt obligations	31.2	45.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments, treasury stock repurchases and internal growth for fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table below as well as letters of credit as discussed in Note H to the Company’s Consolidated Financial Statements

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$31,167	$7,553	$17,725	$5,868	$21
Interest Payments(1)	2,742	1,235	1,353	152	2
Capital Lease Obligations	44	18	26	—	—
Operating Lease Obligations	5,818	1,958	2,529	1,163	168
Purchase Obligations(2)	7,386	5,984	1,245	157	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$47,157	$16,748	$22,878	$7,340	$191

(1)	Variable rate interest obligations are based on the interest rate in effect at June 30, 2006.
(2)	A “purchase obligation” is defined as an agreement to purchase goods or services that are enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials.

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

In addition, the Company has transactions denominated in Euros and Pounds Sterling. As a result of the Company’s hedging activities discussed below, changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal year 2006.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $27,000 and a 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $1.9 million to an increase of approximately $2.3 million for the year ended June 30, 2006.

For II-VI Singapore Pte., Ltd. and its subsidiaries, and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains (losses) were $2.8 million, $0.2 million and $0.5 million for the years ended June 30, 2006, 2005 and 2004, respectively. The increase in the foreign currency remeasurement gain was due to the Singapore dollar strengthening against the U.S. dollar during fiscal year 2006.

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

Interest Rate Risks

As of June 30, 2006, the total borrowings of $31.2 million included a $26.3 million term loan, $2.0 million under a line of credit, $2.6 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.4 million for the fiscal year ended June 30, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management’s Responsibility for Preparation of the Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s financial statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and other results of such systems.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2006, a material weakness existed relating to the Company’s lack of internal expertise and resulting failure to properly execute control procedures designed to evaluate the annual testing for impairment of goodwill for the Company’s Military Infrared Optics business unit as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Specifically, management concluded that the following deficiencies constituted a material weakness in the aggregate: (a) failure to accurately interpret the valuation results obtained from an independent third party, (b) insufficient review procedures and (c) lack of internal expertise and training in the interpretation of goodwill-related valuation results. This weakness ultimately resulted in a material audit adjustment related to an impairment charge with respect to goodwill for the Company’s Military Infrared Optics business unit. Consequently, the Company’s consolidated financial statements for the fiscal year ended and as of June 30, 2006 properly reflected the results of the goodwill impairment in accordance with generally accepted accounting principles.

As a result of the material weakness identified as of June 30, 2006, management has concluded that the Company did not maintain effective internal control over financial reporting at June 30, 2006.

Deloitte & Touche LLP has issued their report on our evaluation of internal control over financial reporting. Additionally, Deloitte & Touche LLP expressed an unqualified opinion on the Company’s fiscal 2006 financial statements.

Management’s Remediation Plans

Management believes that additional training and enhanced review procedures in the area of goodwill impairment testing are appropriate to correct the material weakness. Management intends to implement these corrective measures and will continue to monitor the effectiveness of these control modifications and implement improvements as and when necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that II-VI Incorporated and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006 because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: a material weakness existed relating to the Company’s lack of internal expertise and resulting failure to properly execute control procedures designed to evaluate the annual testing for impairment of goodwill as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objective of control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006, of the Company and our report dated September 11, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note A to the Consolidated Financial Statements, effective July 1, 2005, the Company changed its method of accounting for share-based compensation.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 11, 2006

CONSOLIDATED BALANCE SHEETS

June 30,	2006	2005(1)
($000)
Current Assets
Cash and cash equivalents	$26,885	$21,675
Accounts receivable – less allowance for doubtful accounts of $1,114 at June 30, 2006 and $816 at June 30, 2005	42,122	35,985
Inventories	48,454	44,916
Deferred income taxes	7,561	6,960
Prepaid and other current assets	2,611	2,202

Total Current Assets	127,633	111,738
Property, plant & equipment, net	77,713	77,900
Goodwill	23,293	39,537
Other intangible assets, net	14,968	16,332
Investment	2,437	2,249
Other assets	4,252	4,922

Total Assets	$250,296	$252,678

Current Liabilities
Accounts payable	$9,540	$10,073
Accrued salaries and wages	4,725	4,870
Accrued bonuses	6,923	7,095
Income taxes payable	6,164	4,718
Accrued profit sharing contribution	2,561	2,143
Deferred revenue	2,572	343
Other accrued liabilities	4,997	4,841
Current portion of long-term debt	7,553	3,801

Total Current Liabilities	45,035	37,884
Long-term debt	23,614	41,180
Deferred income taxes	8,119	10,744
Other liabilities	2,937	2,399

Total Liabilities	79,705	92,207
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized — 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized — 100,000,000 shares; issued — 31,628,368 shares at June 30, 2006 and 31,350,118 shares at June 30, 2005	57,431	52,405
Accumulated other comprehensive income	742	631
Retained earnings	120,321	109,527

	178,494	162,563
Treasury stock at cost, 2,486,608 shares at June 30, 2006 and 2,148,760 shares at June 30, 2005	7,903	2,092

Total Shareholders’ Equity	170,591	160,471

Total Liabilities and Shareholders’ Equity	$250,296	$252,678

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,	2006	2005(1)	2004(1)
($000 except per share data)
Revenues
Domestic	$127,593	$106,902	$80,143
International	95,232	77,732	62,019
Contract research and development	9,700	9,406	8,686

Total Revenues	232,525	194,040	150,848

Costs, Expenses and Other (Income) Expense
Cost of goods sold	131,858	105,636	79,960
Contract research and development	7,129	6,787	7,135
Internal research and development	6,894	5,847	4,965
Selling, general and administrative	48,084	43,306	35,105
Interest expense	1,790	945	412
Other (income) expense – net	(2,195)	(261)	2
Goodwill impairment charge	17,630	—	—

Total Costs, Expenses and Other (Income) Expense	211,190	162,260	127,579

Earnings Before Income Taxes	21,335	31,780	23,269
Income taxes	10,541	8,525	6,747

Net Earnings	$10,794	$23,255	$16,522

Basic Earnings Per Share	$0.37	$0.80	$0.58

Diluted Earnings Per Share	$0.36	$0.78	$0.56

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
(000)
Balance – July 1, 2003	30,538	$39,430	$930	$73,071	(2,138)	$(1,910)	$111,521
Cumulative share-based compensation expense	—	3,180	—	(3,180)	—	—	—
Cumulative SFAS 123(R) deferred tax asset adjustment	—	698	—	—	—	—	698

Balance – July 1, 2003 – Restated(1)	30,538	$43,308	$930	$69,891	(2,138)	$(1,910)	$112,219
Shares issued under stock option plans	502	1,302	—	—	—	—	1,302
Shares issued to acquire Laser Power Corporation	2	11	—	—	—	—	11
Net earnings	—	—	—	16,522	—	—	16,522
Payment for redemption of Shareholder Rights Plan	—	—	—	(141)	—	—	(141)
Other comprehensive income, net of tax	—	—	151	—	—	—	151
Income tax benefit for options exercised	—	1,686	—	—	—	—	1,686
Share-based compensation expense	—	815	—	—	—	—	815
FAS 123(R) deferred tax asset	—	301	—	—	—	—	301

Balance – June 30, 2004 – Restated (1)	31,042	$47,423	$1,081	$86,272	(2,138)	$(1,910)	$132,866
Shares issued under stock option plans	308	1,291	—	—	—	—	1,291
Net earnings	—	—	—	23,255	—	—	23,255
Purchase of treasury stock	—	—	—	—	(11)	(182)	(182)
Other comprehensive loss, net of tax	—	—	(450)	—	—	—	(450)
Income tax benefit for options exercised	—	1,497	—	—	—	—	1,497
Share-based compensation expense	—	1,588	—	—	—	—	1,588
FAS 123(R) deferred tax asset	—	606	—	—	—	—	606

Balance – June 30, 2005 – Restated (1)	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471
Shares issued under stock option plans	278	1,415	—	—	—	—	1,415
Net earnings	—	—	—	10,794	—	—	10,794
Purchase of treasury stock	—	—	—	—	(283)	(5,221)	(5,221)
Treasury stock under deferred compensation arrangements	—	—	—	—	(55)	(590)	(590)
Other comprehensive income, net of tax	—	—	111	—	—	—	111
Share-based compensation expense	—	2,407	—	—	—	—	2,407
Excess tax benefit under SFAS 123(R)	—	1,204	—	—	—	—	1,204

Balance – June 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,	2006	2005(1)	2004(1)
($000)
Net earnings	$10,794	$23,255	$16,522
Other comprehensive income (loss): Foreign currency translation adjustments, net of income taxes of $41, $(165) and $62, respectively	111	(450)	151

Comprehensive Income	$10,905	$22,805	$16,673

(1)	As retrospectively adjusted to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2006	2005	2004
($000)
Cash Flows from Operating Activities
Net earnings	$10,794	$23,255	$16,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,279	11,501	8,987
Amortization	1,505	1,204	646
Goodwill impairment charge	17,630	—	—
Share-based compensation expense	2,407	2,170	1,148
(Gain) loss on foreign currency remeasurements and transactions	(683)	(106)	105
Net loss on disposal or writedown of assets	101	92	159
Deferred income taxes	(2,944)	(562)	(502)
Excess tax benefits from share-based compensation expense	(1,204)	—	—
Other	277	(157)	(100)
Increase (decrease) in cash from changes in:
Accounts receivable	(5,358)	(5,762)	(3,388)
Inventories	(3,082)	(11,329)	(3,373)
Accounts payable	219	(1,825)	2,258
Income taxes payable	2,584	1,886	4,004
Deferred revenue	2,229	229	3
Other operating net assets	2,034	(1,984)	3,930

Net cash provided by operating activities	40,788	18,612	30,399

Cash Flows from Investing Activities
Additions to property, plant & equipment	(15,624)	(17,656)	(12,729)
Purchases of businesses	(1,678)	(29,743)	(3,754)
Investment in unconsolidated business	—	(217)	—
Dividends from unconsolidated business	23	10	8
Note purchase agreement	—	(2,000)	—
Disposals of property, plant and equipment	25	142	—

Net cash used in investing activities	(17,254)	(49,464)	(16,475)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,500	18,900	4,000
Payments on short-term borrowings	(12,400)	(9,425)	(5,500)
Proceeds from long-term borrowings	—	30,000	—
Payments on long-term borrowings	(3,801)	(10,000)	(6,923)
Proceeds from exercise of stock options	1,402	1,291	1,313
Purchases of treasury stock	(5,221)	(182)	—
Payment for redemption of Shareholder Rights Plan	—	—	(141)
Excess tax benefits from share-based compensation expense	1,204	—	—

Net cash (used in) provided by financing activities	(16,316)	30,584	(7,251)

Effect of exchange rate changes on cash and cash equivalents	(2,008)	260	(573)

Net increase (decrease) in cash and cash equivalents	5,210	(8)	6,100

Cash and Cash Equivalents
Beginning of year	21,675	21,683	15,583

End of year	$26,885	$21,675	$21,683

Non-cash transactions: Additions to property, plant and equipment included in accounts payable	$280	$1,485	$—

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS II-VI Incorporated and subsidiaries (the “Company”) develops, manufactures and markets infrared and near-infrared laser optical elements, military infrared optical components, x-ray and gamma-ray sensors, single crystal silicon carbide (SiC) substrates and thermoelectric cooling and power generation solutions. The Company markets its products in the United States through its direct sales force and worldwide through its wholly- or majority-owned subsidiaries, distributors and agents.

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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd. and its subsidiaries, and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $2.8 million, $0.2 million and $0.5 million for the years ended June 30, 2006, 2005 and 2004, respectively. The increase in the foreign currency remeasurement gain during fiscal year 2006 was due to the Singapore dollar strengthening against the U.S. dollar.

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

CASH AND CASH EQUIVALENTS The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands, Switzerland, the United Kingdom and Vietnam.

ACCOUNTS RECEIVABLE AND WARRANTY RESERVE The Company establishes an allowance for doubtful accounts based on historical experience.

The Company factored a portion of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2006 and 2005. Factoring is done with large banks in Japan. During the years ended June 30, 2006 and 2005, $4.8 million and $6.6 million respectively, of accounts receivable had been factored. As of June 30, 2006 and 2005, $0.5 million and $0.6 million, respectively, was included in Other Accrued Liabilities representing the Company’s obligation to the bank for these receivables factored with recourse.

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2006, 2005 and 2004.

Year Ended June 30,	2006	2005	2004
($000)
Balance – Beginning of Year	$962	$552	$504
Expense and writeoffs, net	(22)	194	48
Other(1)	—	216	—

Balance – End of Year	$940	$962	$552

(1)	The component of “Other” relates to the warranty reserve from the acquisition of Marlow Industries, Inc. in December 2004 (see Note C).

INVENTORIES Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records a slow moving inventory reserve as a charge against earnings for all products on hand more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are net of reserves totaling $2.5 million and $1.4 million at June 30, 2006 and 2005, respectively.

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

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment at least annually or when events or changes in circumstances indicate that goodwill might be impaired.

INVESTMENT In July 2001, the Company acquired for $1.7 million a 25% ownership interest in 5NPlus, Inc., a supplier to the Company. In July 2002, the Company increased its ownership interest to 33% as a result of a loan conversion to equity in accordance with the original purchase agreement in the amount of $0.4 million. In April 2005, the Company increased its ownership to approximately 36% as a result of acquiring a pro-rata ownership percentage of an exiting shareholder for $0.2 million. This investment is accounted for under the equity method of accounting.

At June 30, 2006 and 2005, the Company had outstanding notes receivable of approximately $0.4 million and $0.5 million, respectively, from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. For the years ended June 30, 2006, 2005 and 2004, the Company purchased $1.2 million, $1.0 million and $0.3 million, respectively, of raw materials each year from this supplier. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.2 million, $0.2 million and $0.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

INTANGIBLES Intangible assets are carried at cost or fair market value upon acquisition. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 3 years to 20 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment.

OTHER ASSETS In April 2005, the Company entered into a $2.0 million note purchase agreement with SemiSouth Laboratories, Inc. (“SemiSouth”), a customer and supplier of the Company. Under the terms of the agreement, the note receivable accrues interest at Prime plus 1.00% per annum paid quarterly. The note receivable matures April 4, 2010. The note purchase agreement contains a conversion feature that permits the Company to convert the note receivable into common shares of SemiSouth at certain times upon certain situations through the maturity date.

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

INCOME TAXES Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

REVENUE RECOGNITION The Company considers the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which superseded SAB 101. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is established or determinable and collectibility is probable. Revenue, for all business segments, other than for contract research and development, is recognized from the sale of products at the point of passage of title, which is generally at the time of shipment.

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

SHIPPING AND HANDLING COSTS Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Total shipping and handling costs included in revenues and in selling, general and administrative expenses was $0.3 million for the year ended June 30, 2006 and $0.2 million for each of the years ended June 30, 2005 and 2004.

RESEARCH AND DEVELOPMENT Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

SHARE-BASED COMPENSATION The Company adopted SFAS No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accountings Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

The Company elected the modified retrospective transition method for adopting SFAS 123R. Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize share-based compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheet at June 30, 2005 has been restated for the modified retrospective adoption of SFAS 123R resulting in a $7.2 million increase in common stock, a $5.6 million reduction in retained earnings and a $1.6 million increase in deferred tax asset.

Under the provisions of SFAS 123R, the Company recorded $2.4 million, $2.2 million and $1.1 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The share-based compensation expense is allocated approximately 35% to cost of goods sold and 65% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the fiscal years ended June 30, 2006, 2005 and 2004, the weighted-average fair value of options granted under the stock option plan was $10.96, $11.21 and $7.84, respectively, per option using the following assumptions:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Risk free interest rate	4.52%	3.84%	3.53%
Expected volatility	59%	64%	64%
Expected life of options	6.39 years	6.36 years	7.11 years
Dividend yield	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of expense in future periods if the actual forfeitures are higher than estimated.

DERIVATIVE INSTRUMENTS The Company, from time to time, purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company recorded these contracts with a notional amount of approximately $4.9 million and $3.0 million as of June 30, 2006 and 2005, respectively, which approximated the fair value of these contracts on the statement of financial position. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.1 million for the year ended June 30, 2005. The impact in fiscal years ended June 30, 2006 and 2004 was insignificant.

WORKERS’ COMPENSATION The Company is self-insured for certain losses related to workers’ compensation. Additionally, third-party insurance is obtained to limit our exposure to these claims. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $0.7 million and $0.6 million, net of income taxes of $0.3 million and $0.2 million, as of June 30, 2006 and 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS EXCLUDING DERIVATIVE INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements for the fiscal year ending June 30, 2008.

RECLASSIFICATIONS Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

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

Note C ACQUISITIONS

II-VI Deutschland GmbH

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG (L.O.T.) for $1.7 million. In connection with the purchase of the remaining 25% interest, the Company received a three year non-compete agreement from L.O.T. The purchase price was allocated $1.6 million to goodwill and $0.1 million to the non-compete agreement.

Marlow Industries, Inc.

In December 2004, the Company acquired all the outstanding shares of Marlow Industries, Inc. (“Marlow”) for approximately $29.7 million net of cash acquired of $2.9 million and including transaction costs of approximately $0.3 million. The financial results of Marlow are included since the date of acquisition, in the Consolidated Statements of Earnings.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. The following table presents allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$4,664
Inventories	4,350
Deferred income taxes	1,889
Prepaid and other current assets	23
Property, plant, and equipment	8,149
Intangible assets	11,650
Goodwill	10,019
Other assets	93

Total assets acquired	$40,837

Liabilities
Accounts payable	$2,036
Other accrued liabilities	3,923
Deferred income taxes	5,128
Other liabilities	7

Total liabilities assumed	$11,094

Net assets acquired	$29,743

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

During the fiscal year ended June 30, 2006, the Company finalized its accounting for the acquisition of Marlow in accordance with SFAS No. 141, “Business Combinations” and recorded an adjustment to goodwill relating to a change in deferred income tax liability.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2003, the beginning of the Company’s fiscal year 2004 ($000 except per share).

	Year Ended June 30, 2005	Year Ended June 30, 2004
Net Revenues	$205,288	$173,046
Net Earnings	$22,659	$14,320
Basic earnings per share	$0.78	$0.50
Dilutive earnings per share	$0.76	$0.49

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,	2006	2005
($000)
Billed
Completed Contracts	$25	$883
Contracts in Progress	1,656	953

	1,681	1,836
Unbilled	2,159	2,323

	$3,840	$4,159

Note E INVENTORIES

The components of inventories were as follows:

June 30,	2006	2005
($000)
Raw materials	$16,120	$16,396
Work in process	17,388	16,409
Finished goods	14,946	12,111

	$48,454	$44,916

Note F PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost or valuation consist of the following:

June 30,	2006	2005
($000)
Land and land improvements	$1,884	$1,842
Buildings and improvements	47,319	35,614
Machinery and equipment	97,264	87,943
Construction in progress	4,334	13,412

	150,801	138,811

Less accumulated depreciation	(73,088)	(60,911)

	$77,713	$77,900

Depreciation expense was $14.3 million, $11.5 million and $9.0 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Capitalized interest expense associated with the construction of buildings and improvements was $0.1 million for the years ended June 30, 2006 and 2005 and was insignificant for the year ended June 30, 2004.

Note G GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill are as follows:

Year Ended June 30,	2006	2005
($000)
Balance – Beginning of Year	$39,537	$28,987
Goodwill impairment charge – Exotic Electro-Optics	(17,630)	—
Goodwill acquired – II-VI Deutschland GmbH	1,609	—
Goodwill acquired – Marlow Industries, Inc.	(303)	10,322
Goodwill acquired – II-VI LOT Suisse S.a.r.l.	—	228
Foreign currency translation – II-VI Deutschland GmbH	80	—

Balance – End of Year	$23,293	$39,537

In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company reviews, the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. During the fourth quarter of fiscal 2006, the Company conducted its annual impairment tests of its reporting units utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. The results of these impairment tests indicated that the Company’s Exotic Electro-Optics reporting unit’s goodwill was impaired. The Company recorded approximately $17.6 million of goodwill impairment charges in the Consolidated Statements of Earnings associated with the goodwill of Exotic Electro-Optics.

In connection with the remaining 25% acquisition of II-VI Deutschland GmbH in July 2005, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheets based on the purchase price allocation.

In connection with the acquisition of Marlow in December 2004, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheet based on the purchase price allocation. The Company finalized its accounting for the acquisition of Marlow during the fiscal year ended June 30, 2006 in accordance with SFAS No. 141, “Business Combinations and recorded an adjustment to goodwill relating to a change in deferred income tax liability.

During the year ended June 30, 2005, the Company finalized its accounting for the acquisition of II-VI LOT Suisse S.a.r.l., (“II-VI LOT Suisse”) in accordance with SFAS No. 141, “Business Combinations” and recorded an adjustment to goodwill relating to a change in deferred income tax liability.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2006 and 2005 were as follows:

	June 30, 2006			June 30, 2005
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	$(1,777)	$3,729	$5,506	$(1,151)	$4,355
Trademark	7,491	(441)	7,050	7,491	(367)	7,124
Customer Lists	5,863	(1,973)	3,890	5,742	(1,356)	4,386
Other	1,348	(1,049)	299	1,275	(808)	467

Total	$20,208	$(5,240)	$14,968	$20,014	$(3,682)	$16,332

Amortization expense recorded on the intangible assets for the years ended June 30, 2006, 2005 and 2004 was $1.5 million, $1.2 million and $0.6 million, respectively. In connection with the acquisition of Marlow, the Company completed its valuation of certain identifiable intangible assets in accordance with SFAS No. 141, during the year end

June 30, 2005. The Company recognized approximately $11.7 million of identifiable intangibles as a result of the valuation. The carrying amount of the acquired trade name with an indefinite life not amortized but tested annually for impairment totaled $6.0 million. The Company completed its impairment test of the acquired trade name with an indefinite life in the fourth quarter of fiscal 2006. Based on the results of the test the trade name was not impaired at June 30, 2006. Included in the gross carrying amount and accumulated amortization of the Company’s customer list component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German distributor. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2007	$1,326
2008	1,215
2009	1,116
2010	1,116
2011	1,116

Note H DEBT

The components of debt were as follows:

June 30,	2006	2005
($000)
Line of credit, interest at the LIBOR rate, as defined plus 0.75%	$2,000	$11,900
Term loan, interest at the LIBOR rate, as defined plus 0.75% payable in quarterly installments through October 2009	26,250	30,000
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	303	354
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2007	2,614	2,727

Total debt	31,167	44,981
Current portion of long-term debt	(7,553)	(3,801)

Long-term debt	$23,614	$41,180

The Company has a $60.0 million secured credit facility. The facility has a five-year term through December 2009 and contains a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility is collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility has an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan are payable in quarterly installments through October 2009. The weighted average interest rate of borrowings under the credit agreements was 4.8% and 3.4% for the fiscal years ended June 30, 2006 and 2005, respectively. The Company had available $27.4 million and $17.6 million under its line of credit as of June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005, total outstanding letters of credit supported by the credit facility were $0.6 million and $0.5 million, respectively.

The Company has a 300 million Yen loan. This loan matures in September 2007. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.16% at June 30, 2006 and 0.07% at June 30, 2005.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2006 and 2005. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.3% at June 30, 2006 and 2005. At June 30, 2006 and 2005 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
($000)
2007	$7,553
2008	10,169
2009	7,556
2010	5,808
2011	60
Thereafter	21

Interest and commitment fees paid during the years ended June 30, 2006, 2005 and 2004 totaled approximately $1.6 million, $1.0 million and $0.5 million, respectively.

Note I INCOME TAXES

The components of income tax expense were as follows:

Year Ended June 30,	2006	2005	2004
($000)
Current:
Federal	$9,723	$5,514	$3,217
State	948	661	787
Foreign	2,814	2,912	3,245

Total Current	$13,485	$9,087	$7,249

Deferred:
Federal	$(2,556)	$(488)	$357
State	(120)	(31)	(220)
Foreign	(268)	(43)	(639)

Total Deferred	$(2,944)	$(562)	$(502)

Total Income Tax Expense	$10,541	$8,525	$6,747

Principal items comprising deferred income taxes were as follows:

June 30,	2006	2005
($000)
Deferred income tax assets and (liabilities) – current
Inventory capitalization	$4,149	$4,005
Non-deductible accruals	1,008	925
Accrued employee benefits	1,894	1,524
Net-operating loss carryforward – current portion	516	500
Other	(6)	6

Deferred income taxes – current	$7,561	$6,960

Deferred income tax assets and (liabilities) – long-term
Prepaid taxes	$523	$392
Net-operating loss and credit carryforwards	1,219	1,365
Share-based compensation expense	2,450	1,605
Valuation allowance	(1,445)	(1,147)

Deferred income tax asset – long-term	$2,747	$2,215

Tax over book accumulated depreciation	$(6,472)	$(8,083)
Intangible assets	(4,394)	(4,876)

Deferred income tax liability – long-term	$(10,866)	$(12,959)

Net deferred income taxes – long-term	$(8,119)	$(10,744)

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2006	%	2005	%	2004	%
($000)
Taxes at statutory rate	$7,467	35	$11,123	35	$7,911	34
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	544	3	442	1	467	2
Extraterritorial income exclusion	(853)	(4)	(885)	(3)	(763)	(3)
Taxes on non U.S. earnings	(4,074)	(19)	(2,505)	(7)	(422)	(2)
Reduction of provision recorded in prior years	—	—	—		(761)	(3)
Goodwill impairment charge	6,171	29	—	—	—	—
Section 965 dividend repatriation	305	1	—	—	—	—
Other	981	4	350	1	315	1

	$10,541	49	$8,525	27	$6,747	29

During the years ended June 30, 2006, 2005, and 2004, cash paid by the Company for income taxes was $10.8 million, $6.9 million, and $3.3 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2006, 2005 and 2004 was $18.1 million, $15.0 million and $12.8 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the United States. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $11.4 million and $15.3 million would have been required as of June 30, 2006 and 2005, respectively.

It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries beyond the repatriated amount; therefore, no provision has been made for future income taxes on the undistributed of foreign subsidiaries, as they are considered indefinitely reinvested.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October of 2004. The Act provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. As a result of this special temporary tax incentive and pursuant to the provisions of the Act, the Company repatriated $5.5 million during the year ended June 30, 2006 and recorded tax expense of $0.3 million in connection with such repatriation.

The Company’s Vietnam subsidiary operates under a tax holiday and does not pay income taxes. This subsidiary is tax exempted for four years from the first year profits are achieved.

The sources of differences resulting in deferred income tax expense (benefit) and the related tax effect of each were as follows:

Year Ended June 30,	2006	2005	2004
($000)
Depreciation and amortization	$(1,738)	$11	$540
Inventory capitalization	(190)	(350)	(1,779)
Net operating loss and credit carryforwards net of valuation allowances	350	550	1,342
Share-based compensation expense	(866)	(582)	(330)
Other	(500)	(191)	(275)

	$(2,944)	$(562)	$(502)

As of June 30, 2006, the Company had federal and state net operating loss carryforwards of $2.1 million and $2.2 million, respectively. The net operating loss carryforwards will begin to expire in 2024 and 2010, respectively. For the years ended June 30, 2006, 2005 and 2004, the Company utilized $1.5 million, $1.6 million and $1.9 million of net operating losses, respectively, to reduce current taxable income.

Note J EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented.

Year Ended June 30,	2006	2005	2004
(000 except per share data)
Net earnings	$10,794	$23,255	$16,522
Divided by:
Weighted average common shares outstanding	29,211	29,103	28,634

Basic earnings per common share	$0.37	$0.80	$0.58

Net earnings	$10,794	$23,255	$16,522
Divided by:
Weighted average common shares outstanding	29,211	29,103	28,634
Dilutive effect of stock options	690	806	802

Dilutive weighted average common shares outstanding	29,901	29,909	29,436

Diluted earnings per common share	$0.36	$0.78	$0.56

Note K OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2014. Future rental commitments applicable to the operating leases at June 30, 2006 are as follows:

Year Ending June 30,
($000)
2007	$1,958
2008	1,361
2009	1,168
2010	835
2011	328
Thereafter	168

Rent expense was approximately $2.2 million, $1.7 million and $1.3 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Note L SHARE-BASED COMPENSATION PLANS

On August 13, 2005, the Board of Directors adopted the II-VI Incorporated 2005 Omnibus Incentive Plan (the “Plan”). The Plan was approved by the shareholders of the Company on November 4, 2005, and consequently, no further stock option grants will be made under the predecessor plan. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares and performance units shares may be issued to employees, officers, directors and consultants of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan shall not in the aggregate exceed 1,800,000 shares of common stock authorized plus any shares under the predecessor plan which were outstanding as of November 4, 2005, that expire or terminate without being exercised. All options to purchase shares of common stock granted under the Plan had been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. As of June 30, 2006, there were 1,738,120 shares available under the Plan.

During the fiscal year 2006, the Company issued performance shares under the Plan to certain executive officers for the performance period January 2006 to June 2006. The awards were intended to provide continuing emphasis on specified financial performance goals that the Company considers being important contributors to long-term shareholder value. The awards were payable only if the Company achieved specified levels of revenue and cash flows from operations for the performance periods. Included in the $2.4 million share-based compensation expense for the year ended June 30, 2006 was $0.4 million of expense attributable to the performance shares. The performance shares compensation expense was calculated based on the number of shares earned multiplied by the stock price at the date the performance plan was established. There were no performance shares issued for the fiscal years ended June 30, 2005 and 2004.

The Company had a stock option plan, the II-VI Incorporated Stock Option Plan of 2001, under which stock options had been granted by the Board of Directors to directors, officers and key employees, with 7,740,000 shares of common stock reserved for use under this plan. All options to purchase shares of common stock granted under the Stock Option Plan of 2001 had been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. All stock options expire 10 years after the grant date.

Stock option activity relating to the plans during the years ended June 30, 2006, 2005 and 2004 were as follows:

Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – July 1, 2003	2,220,562	$4.91
Granted	209,500	$11.95
Exercised	(502,402)	$2.58
Forfeited	(50,460)	$7.69

Outstanding – June 30, 2004	1,877,200	$6.24
Granted	709,250	$17.87
Exercised	(308,692)	$4.19
Forfeited	(29,920)	$11.06

Outstanding – June 30, 2005	2,247,838	$10.12
Granted	269,500	$18,02
Exercised	(278,250)	$5.07
Forfeited	(47,160)	$14.69

Outstanding – June 30, 2006	2,191,928	$11.64
Exercisable – June 30, 2006	1,039,308	$7.62
Exercisable – June 30, 2005	1,007,738	$5.47
Exercisable – June 30, 2004	1,105,614	$4.65

Outstanding and exercisable options at June 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.89-$4.38	255,548	2.05	$2.96	255,548	$2.96
$5.00-$7.87	510,250	4.59	$6.36	365,290	$6.24
$8.00-$11.20	390,220	5.77	$8.92	243,940	$8.15
$11.50-$16.88	494,110	7.94	$15.98	119,870	$15.30
$16.99-$21.77	541,800	8.43	$18.70	54,660	$19.36

	2,191,928	6.21	$11.64	1,039,308	$7.62

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the Company’s VLOC subsidiary, and the China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group, (which is responsible for the corporate research and development activities).

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

The Near-Infrared Optics segment is located in the United States, China, Vietnam, Germany, Japan and the U.K. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG, YLF lasers and UV filter components.

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

The Compound Semiconductor Group is located in the United States, the United Kingdom, Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. Marlow designs and manufacturers thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment:

	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
($000)
2006
Revenues	$120,414	$33,968	$29,384	$48,759	—	$232,525
Inter-segment revenues	312	570	326	3,232	(4,440)	—
Segment earnings (loss)	34,505	2,084	(17,520)	1,861	—	20,930
Interest expense	—	—	—	—	—	(1,790)
Other income, net	—	—	—	—	—	2,195
Earnings before income taxes	—	—	—	—	—	21,335

Depreciation and amortization	5,939	2,789	1,809	5,247	—	15,784
Segment assets	129,970	35,771	21,281	63,274	—	250,296
Expenditures for property, plant and equipment	6,101	3,178	1,044	4,096	—	14,419
Equity investment	—	—	—	2,437		2,437
Goodwill	7,433	1,927	3,914	10,019	—	23,293

2005
Revenues	$101,295	$33,917	$27,310	$31,518	—	$194,040
Inter-segment revenues	532	3,990	413	2,918	(7,853)	—
Segment earnings (loss)	30,578	2,317	1,046	(1,477)	—	32,464
Interest expense	—	—	—	—	—	(945)
Other income, net	—	—	—	—	—	261
Earnings before income taxes	—	—	—	—	—	31,780

Depreciation and amortization	4,774	2,602	1,682	3,647	—	12,705
Segment assets	117,611	30,332	42,943	61,792	—	252,678
Expenditures for property, plant and equipment	12,364	3,277	821	2,679	—	19,141
Equity investment	—	—	—	2,249	—	2,249
Goodwill	5,744	1,927	21,544	10,322	—	39,537

2004
Revenues	$87,652	$25,786	$25,322	$12,088	—	$150,848
Inter-segment revenues	1,432	2,453	167	37	(4,089)	—
Segment earnings (loss)	22,416	2,350	886	(1,969)	—	23,683
Interest expense	—	—	—	—	—	(412)
Other expense, net	—	—	—	—	—	(2)
Earnings before income taxes	—	—	—	—	—	23,269

Depreciation and amortization	4,175	2,296	1,450	1,712	—	9,633

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, follows:

	Revenues
Year Ended June 30,	2006	2005	2004
($000)
United States	$156,190	$131,690	$100,001
Non-United States:
Japan	23,619	19,947	16,310
Germany	23,135	19,069	17,677
Switzerland	9,776	7,948	3,946
United Kingdom	9,519	7,543	3,031
Singapore	6,114	4,494	7,339
Belgium	4,097	3,336	2,524
China	75	13	20

Total Non - United States	76,335	62,350	50,847

	$232,525	$194,040	$150,848

	Long-Lived Assets
June 30,	2006	2005
($000)
United States	$102,517	$124,898
Non-United States:
Singapore	3,233	2,711
Vietnam	3,098	2,327
Germany	2,993	1,372
China	2,852	1,060
Switzerland	960	947
Belgium	286	277
Japan	26	163
United Kingdom	9	14

Total Non - United States	13,457	8,871

	$115,974	$133,769

Note N EMPLOYEE BENEFIT PLANS

Eligible employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company’s board of directors and were $2.6 million, $2.1 million and $2.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the common stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of common stock available for purchase to 800,000 shares. There were 355,897 and 370,896 shares of common stock available for purchase under the plan at June 30, 2006 and 2005, respectively.

The Company has no program for post-retirement health and welfare or post employment benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. Employees of the Company made contributions to the Compensation Plan in the amount of approximately $0.3 million, $0.4 million and $0.5 million for the years ended June 30, 2006, 2005, and 2004, respectively.

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

Year Ending June 30,
($000)
2007	$5,984
2008	976
2009	269
2010	157

Note P STOCK REPURCHASE PROGRAM

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its common stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan. The following are share repurchases under the Stock Repurchase Program ($000 except share data).

Period	Total Number of Shares Purchased	Total Amount of Shares Purchased
Year Ended June 30, 2005	11,000	$182
Year Ended June 30, 2006	283,100	5,221

	294,100	$5,403

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2004, 2005, AND 2006

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions		Deduction from Reserves	Balance at End of Year
		Charged to Expense	Charged to Other Accounts
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$762	$107	$—	$78[1]	$791
Warranty reserves	$504	$48	$—	$—	$552
Other[2]	$210	$—	$—	$200	$10

YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$791	$162	$113[3]	$250[1]	$816
Warranty reserves	$552	$218	$217[3]	$25	$962
Other[2]	$10	$—	$—	$—	$10

YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$816	$395	$7[3]	$104[1]	$1,114
Warranty reserves	$962	$—	$—	$22	$940
Other[2]	$10	$—	$—	$—	$10

[1]	Uncollectible accounts written off, net of recovery
[2]	Primarily relates to the closing of manufacturing operations in Mexico and the costs related to consolidating several of the Company’s European distribution arrangements.
[3]	Primarily relates to the allowance for doubtful accounts and warranty return reserves from the acquisition of Marlow Industries, Inc. and foreign currency translations from the Company’s foreign subsidiaries.

QUARTERLY FINANCIAL DATA (unaudited)

FISCAL 2006

QUARTER ENDED	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
($000 except per share data)
Net revenues	$54,391	$53,827	$59,363	$64,944
Cost of goods sold	32,303	33,371	35,055	38,258
Internal research and development	1,911	1,966	1,604	1,413
Selling, general and administrative	11,499	11,301	11,212	14,072
Interest expense	405	450	458	477
Other (income) – net	(1,297)	(101)	(164)	(633)
Goodwill impairment charge	—	—	—	17,630

Earnings (loss) before income taxes	9,570	6,840	11,198	(6,273)
Income taxes	2,821	1,660	3,748	2,312

Net earnings (loss)	$6,749	$5,180	$7,450	$(8,585)

Basic earnings (loss) per share	$0.23	$0.18	$0.25	$(0.29)

Diluted earnings (loss) per share	$0.23	$0.17	$0.25	$(0.29)

FISCAL 2005

QUARTER ENDED	September 30, 2004(1)	December 31, 2004(1)	March 31, 2005(1)	June 30, 2005(1)
($000 except per share data)
Net revenues	$40,507	$43,213	$53,313	$57,007
Cost of goods sold	22,941	24,221	32,467	32,794
Internal research and development	1,048	1,584	1,410	1,805
Selling, general and administrative	9,220	10,134	11,080	12,872
Interest expense	63	88	421	373
Other expense (income) – net	(491)	(203)	(16)	449

Earnings before income taxes	7,726	7,389	7,951	8,714
Income taxes	2,087	1,995	2,146	2,297

Net earnings	$5,639	$5,394	$5,805	$6,417

Basic earnings per share	$0.19	$0.19	$0.20	$0.22

Diluted earnings per share	$0.19	$0.18	$0.19	$0.22

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below and in the Report of Management set forth under Item 8 above.

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

Attestation Report of the Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the material weakness noted in the “Report of Management” which is included under Item 8.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance Matters-Code of Business Conduct and Ethics,” “Meetings and Committees of the Board of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth in the second paragraph under the caption “Meetings and Committees of the Board of Directors” and the information set forth under the caption “Executive Compensation and Other Information” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,191,928	$11.64	1,738,120
Equity compensation plans not approved by security holders	0	0	0

Total	2,191,928	$11.64	1,738,120

The other information required by this item is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Meetings and Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The financial statements are set forth under Item 8 of this annual report on Form 10-K.

	(2)	Schedules

		Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2006 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s current report on Form 8-K filed on February 16, 2006.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED

Date: September 11, 2006	By:	/s/ Carl J. Johnson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: September 11, 2006	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

Date: September 11, 2006	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

Date: September 11, 2006	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief
Operating Officer and Director

Date: September 11, 2006	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: September 11, 2006	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: September 11, 2006	By:	/s/ Duncan A.J. Morrison
Duncan A. J. Morrison
Director

Date: September 11, 2006	By:	/s/ RADM Marc Y.E. Pelaez
RADM Marc Y. E. Pelaez (retired)
Director

Date: September 11, 2006	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

EXHIBIT INDEX

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s current report on Form 8-K filed on February 16, 2006.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrant’s total assets on a consolidated basis.