Form 10-Q
period 2006-09-30
II-VI INC
filed 2006-11-08
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

At November 3, 2006, 29,332,951 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2006	June 30, 2006
Assets
Current Assets
Cash and cash equivalents	$25,793	$26,885
Accounts receivable – less allowance for doubtful accounts of $1,228 at September 30, 2006 and $1,114 at June 30, 2006	41,896	42,122
Inventories	50,501	48,454
Deferred income taxes	7,859	7,561
Prepaid and other current assets	3,207	2,611

Total Current Assets	129,256	127,633

Property, Plant & Equipment, net	77,515	77,713
Goodwill	23,279	23,293
Other intangible assets, net	14,614	14,968
Investment	2,549	2,437
Other Assets	4,458	4,252

Total Assets	$251,671	$250,296

Current Liabilities
Accounts payable	$11,142	$9,540
Accrued salaries and wages	4,376	4,725
Accrued bonuses	3,050	6,923
Income taxes payable	8,437	6,164
Accrued profit sharing contribution	646	2,561
Deferred revenue	1,760	2,572
Other accrued liabilities	5,634	4,997
Current portion of long-term debt	7,553	7,553

Total Current Liabilities	42,598	45,035

Long-Term Debt	19,652	23,614
Deferred Income Taxes	5,223	8,119
Other Liabilities	3,869	2,937

Total Liabilities	71,342	79,705
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized –100,000,000 shares; issued –31,797,610 shares at September 30, 2006; 31,628,368 shares at June 30, 2006	60,365	57,431
Accumulated other comprehensive income	602	742
Retained earnings	127,819	120,321

	188,786	178,494

Less treasury stock, at cost, 2,508,807 shares at September 30, 2006 and 2,486,608 shares at June 30, 2006	8,457	7,903

Total Shareholders’ Equity	180,329	170,591

Total Liabilities and Shareholders’ Equity	$251,671	$250,296

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	2006	2005
Revenues
Net sales:
Domestic	$31,480	$32,232
International	26,699	19,974

	58,179	52,206
Contract research and development	2,618	2,185

Total Revenues	60,797	54,391

Costs, Expenses & Other (Income)

Cost of goods sold	34,051	30,788
Contract research and development	1,987	1,515
Internal research and development	1,301	1,911
Selling, general and administrative	13,362	11,499
Interest expense	374	405
Other (income), net	(508)	(1,297)

Total Costs, Expenses and Other (Income)	50,567	44,821

Earnings Before Income Taxes	10,230	9,570

Income Taxes	2,732	2,821

Net Earnings	$7,498	$6,749

Basic Earnings Per Share	$0.26	$0.23

Diluted Earnings Per Share	$0.25	$0.23

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net earnings	$7,498	$6,749
Adjustments to reconcile net earnings to net cash provided by (used in)operating activities:
Depreciation	3,735	3,304
Amortization	342	397
Share-based compensation expense	743	669
Gain on foreign currency remeasurements and transactions	(168)	(285)
Net loss (gain) on disposal of assets	22	(5)
Deferred income taxes	(21)	(432)
Excess tax benefits from share-based compensation expense	(948)	—
Increase (decrease) in cash from changes in:
Accounts receivable	264	869
Inventories	(2,129)	(2,862)
Accounts payable	1,466	547
Deferred revenue	(813)	—
Other operating net assets	(5,458)	(5,154)

Net cash provided by operating activities	4,533	3,797

Cash Flows from Investing Activities
Additions to property, plant and equipment	(3,064)	(5,427)
Proceeds from sale of property, plant and equipment	85	5
Purchase of business	—	(1,588)
Dividend from unconsolidated business	23	23

Net cash used in investing activities	(2,956)	(6,987)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	—	2,500
Payments on short-term borrowings	(2,000)	(3,913)
Payments on long-term borrowings	(1,888)	—
Proceeds from exercise of stock options	1,243	250
Excess tax benefits from share-based compensation expense	948	—
Purchase of treasury stock	(502)	—

Net cash used in financing activities	(2,199)	(1,163)

Effect of exchange rate changes on cash and cash equivalents	(470)	(386)

Net decrease in cash and cash equivalents	(1,092)	(4,739)

Cash and Cash Equivalents at Beginning of Period	26,885	21,675

Cash and Cash Equivalents at End of Period	$25,793	$16,936

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$794	$557

Cash paid for interest	$415	$440

Cash paid for income taxes	$2,640	$1,574

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained	Treasury Stock		Total
	Shares	Amount		Earnings	Shares	Amount
BALANCE – JUNE 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591

Shares issued under stock option plans	170	1,243	—	—	—	—	1,243
Share-based compensation expense	—	743	—	—	—	—	743
Net earnings	—	—	—	7,498	—	—	7,498
Purchase of treasury stock	—	—	—	—	(20)	(502)	(502)
Treasury stock under deferred compensation arrangements	—	—	—	—	(2)	(52)	(52)
Excess tax benefit under SFAS 123(R)	—	948	—	—	—	—	948
Other comprehensive loss, net of tax	—	—	(140)	—	—	—	(140)

BALANCE – SEPTEMBER 30, 2006	31,798	$60,365	$602	$127,819	(2,509)	$(8,457)	$180,329

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The consolidated results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note B - Share-Based Compensation

The Company records share-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Under the provisions of SFAS 123R, the Company recorded $0.7 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for each of the three months ended September 30, 2006 and 2005. The share-based compensation expense is allocated approximately 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three months ended September 30, 2006 and 2005, the weighted-average fair value of options granted under the stock option plan was $13.40 and $10.71, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Risk free interest rate	5.47%	4.33%
Expected volatility	59.7%	59.7%
Expected life of options	6.92 years	6.36 years
Dividend yield	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Effective July 1, 2006, the Company issued performance shares under the II-VI Incorporated 2005 Omnibus Incentive Plan to certain executive officers for the performance period from July 2006 to December 2007. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers being important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance period. Included in the $0.7 million share-based compensation expense for the three-months ended September 30, 2006 was $0.1 million of expense attributable to the performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. There were no performance shares issued for the three months ended September 30, 2005.

Note C - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2006	June 30, 2006
Billed
Completed Contracts	$108	$25
Contracts in Progress	818	1,656

	926	1,681
Unbilled	3,081	2,159

	$4,007	$3,840

Note D - Inventories

The components of inventories were as follows ($000):

	September 30, 2006	June 30, 2006
Raw materials	$15,889	$16,120
Work in progress	19,108	17,388
Finished goods	15,504	14,946

	$50,501	$48,454

Note E - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2006	June 30, 2006
Land and land improvements	$1,884	$1,884
Buildings and improvements	47,369	47,319
Machinery and equipment	98,344	97,264
Construction in progress	6,457	4,334

	154,054	150,801
Less accumulated depreciation	(76,539)	(73,088)

	$77,515	$77,713

Capitalized interest expense associated with the Company’s expansion of its coating facility and administrative offices at its Saxonburg, Pennsylvania facility was $0.1 million for the three months ended September 30, 2005. Capitalized interest expense associated with the Company’s expansion of its zinc materials production facilities for the three months ended September 30, 2006 was insignificant.

Note F - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

September 30, 2006
Beginning Balance – July 1, 2006	$23,293
Foreign currency translation	(14)

Balance – End of Period	$23,279

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2006 and June 30, 2006 were as follows ($000):

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	$(1,913)	$3,593	$5,506	$(1,777)	$3,729
Trademarks	7,491	(460)	7,031	7,491	(441)	7,050
Customer Lists	5,842	(2,099)	3,743	5,863	(1,973)	3,890
Other	1,348	(1,101)	247	1,348	(1,049)	299

Total	$20,187	$(5,573)	$14,614	$20,208	$(5,240)	$14,968

Amortization expense recorded on the intangible assets was $0.3 million and $0.4 million, for the three months ended September 30, 2006 and 2005, respectively. The gross carrying amount Trademarks include $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At September 30, 2006, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
($000)
Remaining 2007	$986
2008	1,215
2009	1,116
2010	1,116
2011	1,116

Note G - Debt

The components of debt were as follows ($000’s):

	September 30, 2006	June 30, 2006
Line of credit, interest at the LIBOR Rate, as defined, plus 0.75%	$—	$2,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.75%, respectively, payable in quarterly installments	24,375	26,250
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	288	303
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in December 2007	2,542	2,614

Total debt	27,205	31,167
Current portion of long-term debt	(7,553)	(7,553)

Long-term debt	$19,652	$23,614

As of September 30, 2006, the Company had a $60.0 million secured credit facility. The facility had a five-year term through December 2009 and contained a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility was collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility was subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility had an interest rate range of LIBOR plus 0.75% to LIBOR plus 1.50%. Principal payments of $1.9 million under the term loan were payable in quarterly installments. The weighted average interest rate of borrowings under the credit agreements was 6.12% and 4.32% for the quarter ended September 30, 2006 and 2005, respectively. The Company had available $29.3 million and $27.4 million under its line of credit as of September 30, 2006 and June 30, 2006, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2006 and June 30, 2006, total outstanding letters of credit supported by the credit facility were $0.7 million and $0.6 million, respectively.

The Company replaced its existing credit facility on October 23, 2006 with a new unsecured credit facility. The new facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of October 23, 2006, the Company had available $39.3 million under its new line of credit facility.

The Company has a 300 million Yen loan. On October 23, 2006, the Company extended the term of the 300 million Yen loan to September 2011. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.48% at September 30, 2006 and 0.16% at June 30, 2006.

Note H- Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended September 30,
	2006	2005
Net earnings	$7,498	$6,749
Divided by:
Weighted average shares	29,195	29,226

Basic earnings per common share	$0.26	$0.23

Net earnings	$7,498	$6,749
Divided by:
Weighted average shares	29,195	29,226
Dilutive effect of common stock equivalents	693	700

Diluted weighted average common shares	29,888	29,926

Diluted earnings per common share	$0.25	$0.23

Note I - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2006	2005
Net earnings	$7,498	$6,749
Other comprehensive loss:
Foreign currency translation adjustments net of income taxes of $(51) and $(125), respectively	(140)	(299)

Comprehensive income	$7,358	$6,450

Note J - Segment and Geographic Reporting

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets, capital expenditures and stock-based compensation; Near-Infrared Optics, which is the Company’s VLOC subsidiary, the Suzhou, China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group which is the aggregation of Marlow, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group, (which is responsible for the corporate research and development activities).

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

The Near-Infrared Optics segment is located in the United States, China, Vietnam, Germany, Japan and the U.K. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state Yttrium Aluminum Garnet, Yttrium Lithium Fluoride lasers and UV filter components.

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

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended September 30, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$32,158	$10,512	$6,187	$11,940	—	$60,797
Inter-segment revenues	101	247	25	946	(1,319)	—
Segment earnings (loss)	8,803	1,199	241	(147)		10,096
Interest expense	—	—	—	—	—	(374)
Other income, net	—	—	—	—	—	508
Earnings before income taxes	—	—	—	—	—	10,230

Depreciation and amortization	1,568	742	449	1,318	—	4,077
Segment assets	130,898	38,319	20,173	62,281	—	251,671
Expenditures for property, plant and equipment	1,802	749	54	973	—	3,578
Equity investment	—	—	—	2,549	—	2,549
Goodwill	7,419	1,927	3,914	10,019	—	23,279

	Three Months Ended September 30, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$28,897	$8,698	$6,179	$10,617	—	$54,391
Inter-segment revenues	118	127	63	762	(1,070)	—
Segment earnings (loss)	8,731	833	(524)	(362)	—	8,678
Interest expense	—	—	—	—	—	(405)
Other income, net	—	—	—	—	—	1,297
Earnings before income taxes	—	—	—	—	—	9,570
					—
Depreciation and amortization	1,284	695	459	1,263	—	3,701
Segment assets	116,649	33,485	41,403	61,974	—	253,511
Expenditures for property, plant and equipment	2,227	840	195	1,237	—	4,499
Equity investment	—	—	—	2,277	—	2,277
Goodwill	7,155	1,927	21,544	10,322	—	40,948

Note K- Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $7.0 million. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.1 million for each of the three months ended September 30, 2006 and 2005, respectively.

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the three months ended September 30, 2006 ($000).

Three Months Ended September 30, 2006
Balance – Beginning of Period	$940
Expense and writeoffs, net	242

Balance – End of Period	$1,182

Note M - Investment

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

At September 30, 2006 and June 30, 2006, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. For the three months ended September 30, 2006 and 2005, the Company purchased raw materials of $0.3 million and $0.4 million, respectively, from this supplier. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.1 million for the three months ended September 30, 2006 and 2005, respectively.

Note N - Legal Proceedings

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

Note O - Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan. There were no repurchases during the three months ended September 30, 2005. The following are the shares repurchased under the Stock Repurchase Program ($000 except share data).

	Three Months Ended September 2006
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased for the quarter ended September 30, 2006	19,500	502

	313,600	$5,905

Note P - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 will become effective for the Company beginning July 1, 2008. The provisions of this statement are to be applied prospectively with a cumulative effect of accounting change recognized upon initial application. We are currently evaluating the impact that SFAS 157 will have on the Company’s financial statements for the fiscal year ended June 30, 2009.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied beginning June 30, 2007. The Company does not expect the adoption of SAB 108 to impact its consolidated financial statements.

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on September 11, 2006.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, accounting for share based payments and workers compensation accrual for our self insurance program. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

As of September 30, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2006.

Results of Operations

	Three Months Ended September 30,		% Increase
Overview ($000's except per share data)	2006	2005
Bookings	$64,297	$59,317	8%
Revenues	60,797	54,391	12%
Net earnings	7,498	6,749	11%
Diluted earnings per share	0.25	0.23	9%

Net earnings for the first quarter of fiscal 2007 were $7,498,000 ($0.25 per share-diluted) on revenues of $60,797,000. This compares to net earnings of $6,749,000 ($0.23 per share-diluted) on revenues of $54,391,000 in the first quarter of fiscal 2006. The increase in net earnings for the current fiscal three months as compared to the same period last fiscal year was primarily driven by higher revenues which increased 12%. The Infrared Optics segment led this revenue increase due to stronger shipments of infrared optics and components to industrial OEM in Europe and Japan and aftermarket customers worldwide. Several of the largest OEM high-power laser manufacturers have been increasing their manufacturing output, thus driving higher optics and component consumption. The Company’s Near-Infrared optics segment experienced a 21% increase in revenues from last year’s first fiscal quarter. This increase was due to increased rates of shipments of UV filter components and an increase in UV filter assembly work during the current quarter compared to the same period last fiscal year. In addition to the increased revenues, improved operating results from the Military Infrared Optics segment during the current fiscal three months were achieved through process improvements which resulted in higher production yields and lower scrap costs. Finally, net earnings were also favorably impacted by a reduction in the Company’s effective tax rate as more of the Company’s projected current fiscal year income will be foreign sourced and taxed at a lower rate as compared to the same quarter last year.

Bookings for the first quarter of fiscal 2007 increased 8% to $64,297,000 compared to $59,317,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the current fiscal three months compared to the same period last fiscal year was primarily driven by increased product demand in the Infrared Optics segment which experienced a 24% booking increase. High-power CO2 laser systems continue to replace punch presses in manufacturing plants and job shops. In addition, our market-share is growing in the China and Eastern Europe markets where CO2 laser systems are being deployed at an accelerated pace.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings (loss) differs from income from operations in that segment earnings excludes certain operational expenses included in other income – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note J to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

	Three Months Ended September 30,		% Increase
Infrared Optics (000's)	2006	2005
Bookings	$32,799	$26,553	24%
Revenues	32,158	28,897	11%
Segment earnings	8,803	8,731	1%

Bookings for the first quarter of fiscal 2007 for Infrared Optics increased 24% to $32,799,000 from $26,553,000 in the first quarter of last fiscal year. Demand from OEM’s, who utilize infrared optics in their laser systems, continues to strengthen across all markets served. Demand is expected to remain strong for the near-term as manufacturing companies worldwide continue to invest in laser equipment to increase productivity and lower costs. The segment is also experiencing increased demand for replacement optics from its aftermarket customers as more lasers are being utilized worldwide.

Revenues for the first quarter of fiscal 2007 for Infrared Optics increased 11% to $32,158,000 from $28,897,000 in the first quarter of last fiscal year. The increase in revenues for the current fiscal three months compared to the same period last fiscal year was driven by increased shipment volume to both OEM and aftermarket customers.

Segment earnings for the first quarter increased 1% to $8,803,000 from $8,731,000 in the first quarter of last fiscal year. This segment absorbs the largest share of corporate expense items including increased levels of stock option and performance share expense. The segment was also impacted by higher raw material costs, specifically for selenium, as higher dollar inventory purchases flowed through cost of goods sold in the current quarter.

	Three Months Ended September 30,		% Increase
Near-Infrared Optics (000's)	2006	2005
Bookings	$7,461	$6,583	13%
Revenues	10,512	8,698	21%
Segment earnings	1,199	833	44%

Bookings for the first quarter of fiscal 2007 for Near-Infrared Optics increased 13% to $7,461,000 from $6,583,000 in the first quarter of last fiscal year. The increase in bookings during the current fiscal three months compared to the same period last fiscal year was primarily due to increased bookings for UV filter components.

Revenues for the first quarter of fiscal 2007 for Near-Infrared Optics increased 21% to $10,512,000 compared to $8,698,000 in the first quarter of last fiscal year. This increase was due to increased shipments of UV filter components during the current fiscal three months compared to the same period last fiscal year.

Segment earnings for the first quarter of fiscal 2007 increased 44% to $1,199,000 from $833,000 in the first quarter of last fiscal year. The increase in segment earnings in the current fiscal three months ended compared to the same period last fiscal year was primarily driven by margins realized on increased shipments of UV filter assemblies as noted above.

	Three Months Ended September 30,		% (Decrease)
Military Infrared Optics (000's)	2006	2005
Bookings	$7,019	$8,232	(15)%
Revenues	6,187	6,179	0%
Segment earnings (loss)	241	(524)	N/A

Bookings for the first quarter of fiscal 2007 for Military Infrared Optics decreased 15% to $7,019,000 as compared to $8,232,000 in the first quarter of last fiscal year. The decrease in bookings in the current fiscal three months as compared to the same period last fiscal year was due to a delay in the receipt of an expected order in the current period for the segment’s sapphire-related products. This order is expected to be received in the second quarter of fiscal 2007.

Revenues for the first quarter of fiscal 2007 for Military Infrared Optics remained consistent at $6,187,000 compared to $6,179,000 in the first quarter last fiscal year. The lack of revenue growth in the current fiscal three months was due to shipment delays caused primarily by customer driven design changes in the Arrowhead program’s window assemblies and the optical systems designs for the Joint Strike Fighter program.

Segment earnings for the first quarter of fiscal 2007 was $241,000 compared to a segment loss of $524,000 for the same period last fiscal year. The improvement in segment earnings was the result of manufacturing and process improvements achieved in the current fiscal three months. During the first-half of fiscal 2006, the segment experienced production and yield issues resulting in increased scrap expense and lower profit margins.

	Three Months Ended September 30,		% Increase (Decrease)
Compound Semiconductor Group (000's)	2006	2005
Bookings	$17,018	$17,949	(5)%
Revenues	11,940	10,617	12%
Segment (loss)	(147)	(362)	(59)%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s Marlow subsidiary, eV PRODUCTS division, the Company’s WBG group and the Company’s AMDC group.

Bookings for the first quarter of fiscal 2007 for the Compound Semiconductor Group decreased 5% to $17,018,000 as compared to $17,949,000 in the first quarter of last fiscal year. The decrease in bookings in the segment was primarily driven by Marlow which during the first quarter of fiscal 2006 received several one-time large blanket orders from medical customers. Off-setting this decrease was an increase of approximately $1.5 million in current year bookings for the segment’s WBG group for three-inch diameter silicon carbide substrates to support commercialization of radio-frequency power technology for wireless base station applications and high-power amplifiers for defense radar applications.

Revenues for the first quarter of fiscal 2007 for the Compound Semiconductor Group increased 12% to $11,940,000 compared to $10,617,000 in the first quarter of the last fiscal year. The increase in revenues for the current three months compared to the same period last fiscal year was primarily driven by increased revenues from the segment’s WBG group. Revenue increased $0.9 million from the same period last fiscal year for this group as a result of increased order intake over the last several quarters. eV PRODUCTS revenues increased $0.3 million over the same period last year due to increased demand for products primarily in the medical and security market segments.

The segment loss for the first quarter of fiscal 2007 was $147,000 compared to a segment loss of $362,000 in the first quarter of the prior fiscal year. The improvement in the segment loss in the current fiscal three months compared to the same period last fiscal year was primarily driven by the margins realized on the increase in revenues. The current three months segment profitability was, however negatively impacted by warranty and related provisions from an eV PRODUCTS’ customer-specific detector fabrication issue.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2007 was $24,128,000 or 41% of net sales compared to $21,418,000 or 41% of net sales for the same period last fiscal year. Manufacturing margins in the Infrared Optics segment were negatively impacted by higher raw material costs, specifically for selenium, as higher dollar inventory purchases flowed through manufacturing cost of goods sold. The Company expects improvement in its margins during the rest of fiscal 2007 as the higher dollar raw materials flowing through cost of goods sold will be replaced with raw materials that were purchased at lower prices.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2007 was $631,000 or 24% of research and development revenues compared to a gross margin of $670,000 or 31% of research and development revenues for the same period last fiscal year. The lower gross margin during the current quarter compared to the same period last fiscal year was primarily due to lower profitability of certain contracts in the Near-Infrared Optics and Military Infrared Optics segments. Contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military Infrared Optics segments as well as activities in the Compound Semiconductor Group for the current quarter. Contract research and development gross margin is a result of cost plus fixed fee, cost reimbursement and percentage of completion contract activities.

Company-funded internal research and development expenses for the first quarter of fiscal 2007 were $1,301,000 or 2% of revenue compared to $1,911,000 or 4% of revenues for the same period last fiscal year. Company-funded internal research and development decreased on both a dollar and percentage of revenue basis in the current fiscal three months compared to the same period last fiscal year. This decrease resulted from increased external contract activities as evidenced by the 20% increase in externally funded research and development revenue during the current period compared to the same period last fiscal year. Also, a higher rate of internal contract costs were allocated during the current quarter in support of the external contract activity. Company funded internal research and development expenses combined with externally funded research and development expenses for the first quarter of fiscal 2007 were $3,288,000 or 5% of revenue compared to $3,426,000 or 6% for the same period last fiscal year.

Selling, general and administrative expenses for the first quarter of fiscal 2007 were $13,362,000 or 22% of revenues compared to $11,499,000 or 21% of revenues for the same period last fiscal year. The increase in selling, general and administration expenses in both dollars and as a percentage of revenues in the current three month period compared to the same period last year was primarily driven by the increase in the Company’s headcount levels and other administrative costs to support the increased sales volume. In addition, the Company recorded approximately $0.4 million of non-cash compensation expense related to its deferred compensation plan.

Interest expense for the first quarter of fiscal 2007 was $374,000 compared to $405,000 for the same period last fiscal year. The decrease in the interest expense in the current fiscal three months compared to the same period last fiscal year was primarily due to a 37% reduction in the Company’s outstanding debt between the two periods. This decrease was partially offset by higher effective interest rates in the current period compared to interest rates in effect in the prior fiscal year’s first quarter.

Other income for the first quarter of fiscal 2007 was $508,000 compared to other income of $1,297,000 for the same period last fiscal year. Other income for the first quarter of fiscal 2007 reflects several items including foreign currency gains, interest income and other income items partially offset by the minority interest from the 25% interest of II-VI LOT Suisse S.a.r.l. For the quarter ended September 30, 2005, other income included receipt of an $842,000 award from a jury verdict in favor of the Company in a trade secret lawsuit and $200,000 from a business interruption insurance claim.

The Company’s year-to-date effective income tax rate is 26.7% compared to an effective income tax rate of 29.5% for the same period in fiscal 2006. The lower tax rate for the current fiscal year compared to the prior year reflects the Company’s anticipation that the current fiscal year will include a greater proportion of foreign source income taxed at a lower tax rate than in the prior year.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercise of stock options, as well as, through long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash is presented as follows:

	Three Months Ended September 30,
Sources (uses) of cash: ($000)	2006	2005
Net cash provided by operating activities	$4,533	$3,797
Proceeds from exercise of stock options	1,243	250
Payments on indebtedness, net of borrowings	(3,888)	(1,413)
Additions to property, plant and equipment	(3,064)	(5,427)
Purchases of treasury stock	(502)	—
Purchase of business	—	(1,588)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest level due to the pay-out of the Company’s worldwide bonuses accrued from the previous fiscal year. In the first three months of fiscal 2007, cash provided by operations was approximately $4.5 million. The increase in cash was driven by the Company’s net earnings of approximately $7.5 million, depreciation and amortization of $4.1 million and share-based compensation expense of $0.7 million. The increase in cash was offset by working capital requirements of approximately $6.7 million primarily relating to the payout of the Company’s worldwide bonus and increased levels of inventory.

Net cash used in investing activities during the first quarter of fiscal 2007 of approximately $3.0 million was primarily expenditures for property, plant and equipment. Net cash used in financing activities of $2.2 million included $1.2 million of proceeds from the exercise of stock options and $0.9 million of cash provided by excess tax benefits from share-based compensation offset by $3.9 million of net payments on borrowings and purchases of treasury stock of $0.5 million.

The Company had a $60.0 million secured credit facility. The facility had a five-year term through December 2009 and contained a term loan in the original amount of $30.0 million and a $30.0 million line of credit. The facility was collateralized by a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. Additionally, the facility was subject to certain restrictive covenants, including those relating to minimum net worth, leverage and consolidated debt service coverage. The facility had an interest rate range of LIBOR plus 0.75% to LIBOR plus

1.50%. Principal payments of $1.9 million under the term loan were payable in quarterly installments through October 2009. The weighted average interest rate of borrowings under the credit agreements was 6.12% and 4.32% for the quarter ended September 30, 2006 and 2005, respectively. The Company had available $29.3 million and $27.4 million under its line of credit as of September 30, 2006 and June 30, 2006, respectively.

The Company replaced its existing credit facility on October 23, 2006 with a new unsecured credit facility. The new facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of October 23, 2006, the Company had available $39.3 million under its new line of credit facility.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company has repurchased 313,600 shares totaling $5.9 million of common stock under the share repurchase program as of September 30, 2006. During the three months ended September 30, 2006, the Company repurchased 19,500 shares totaling $0.5 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)
	September 30, 2006	June 30, 2006
Cash and cash equivalents	$25,793	$26,885
Available borrowing capacity under existing credit facility	29,300	27,400
Total debt obligations	27,205	31,167

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, treasury stock repurchases and internal growth for fiscal 2007.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2006.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations(1)	$27,205	$53	$108	$2,652	$24,392
Interest Payments(2)	6,624	1,530	3,040	2,054	—
Capital Lease Obligations	44	18	26	—	—
Operating Lease Obligations	5,650	1,958	2,529	1,163	—
Purchase Obligations	9,372	8,678	606	88	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$48,895	$12,237	$6,309	$5,957	$24,392

(1)	The Company replaced its existing credit facility on October 23, 2006 with a new unsecured line of credit expiring in October 2011. In addition, it also extended its 300 million Yen loan through September 2011.
(2)	Variable rate interest obligations are based on the interest rate in place at September 30, 2006.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended September 30, 2006.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $6,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.6 million to an increase of $0.7 million for the quarter ended September 30, 2006.

For II-VI Singapore Pte., Ltd. and its subsidiaries and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.1 million and $0.4 million for the quarters ended September 30, 2006 and 2005, respectively.

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

Interest Rate Risks

As of September 30, 2006, the total borrowings of $27.2 million included a $24.4 million term loan, $2.5 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million for the quarter ended September 30, 2006.

Item 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer (and principal financial officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting related to certain goodwill impairment testing discussed in the Company’s Annual Report on Form 10-K filed on September 11, 2006. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recent fiscal quarter that had materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, management is focused on remediating the previously disclosed material weakness and is in the process of identifying training opportunities to enhance the internal expertise in the interpretation of goodwill-related valuation results as well as enhancing its review procedures to ensure accurate interpretation of the valuation results.

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no significant changes with regard to the Company’s risk factors that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of the Company’s equity securities during the three months ended September 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2006 to July 31, 2006	—	—	—	205,900
August 1, 2006 to August 31, 2006	—	—	—	205,900
September 1, 2006 to September 30, 2006	19,500	$25.72	19,500	186,400

Total	19,500	$25.72	19,500

(1)	A Share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

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

II-VI INCORPORATED (Registrant)

Date: November 8, 2006	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.