Form 10-Q
period 2006-12-31
II-VI INC
filed 2007-02-07
CIK 820318

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

At February 2, 2007, 29,383,876 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2006	June 30, 2006
Assets
Current Assets
Cash and cash equivalents	$26,001	$26,885
Accounts receivable – less allowance for doubtful accounts of $1,309 at December 31, 2006 and $1,114 at June 30, 2006	40,133	42,122
Inventories	53,765	48,454
Deferred income taxes	8,851	7,561
Prepaid and other current assets	2,696	2,611

Total Current Assets	131,446	127,633

Property, plant & equipment, net	78,755	77,713
Goodwill	23,346	23,293
Other intangible assets, net	14,328	14,968
Investment	2,772	2,437
Other assets	4,675	4,252

Total Assets	$255,322	$250,296

Current Liabilities
Accounts payable	$9,874	$9,540
Accrued salaries and wages	5,448	4,725
Accrued bonuses	4,961	6,923
Income taxes payable	8,094	6,164
Accrued profit sharing contribution	1,341	2,561
Deferred revenue	—	2,572
Other accrued liabilities	5,944	4,997
Current portion of long-term debt	54	7,553

Total Current Liabilities	35,716	45,035

Long-term debt	18,741	23,614
Deferred income taxes	5,553	8,119
Other liabilities	4,185	2,937

Total Liabilities	64,195	79,705
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 31,850,915 shares at December 31, 2006; 31,628,368 shares at June 30, 2006	61,754	57,431
Accumulated other comprehensive income	901	742
Retained earnings	136,929	120,321

	199,584	178,494
Less treasury stock, at cost, 2,508,807 shares at December 31, 2006 and 2,486,608 shares at June 30, 2006	8,457	7,903

Total Shareholders’ Equity	191,127	170,591

Total Liabilities and Shareholders’ Equity	$255,322	$250,296

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2006	2005
Revenues
Net sales:
Domestic	$32,848	$28,897
International	28,022	22,854

	60,870	51,751
Contract research and development	2,472	2,076

Total Revenues	63,342	53,827

Costs, Expenses & Other (Income)

Cost of goods sold	33,803	31,929
Contract research and development	1,915	1,442
Internal research and development	1,561	1,966
Selling, general and administrative	13,871	11,301
Interest expense	295	450
Other (income), net	(937)	(101)

Total Costs, Expenses and Other (Income)	50,508	46,987

Earnings Before Income Taxes	12,834	6,840

Income Taxes	3,724	1,660

Net Earnings	$9,110	$5,180

Basic Earnings Per Share	$0.31	$0.18

Diluted Earnings Per Share	$0.30	$0.17

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2006	2005
Revenues
Net sales:
Domestic	$64,328	$61,129
International	54,721	42,828

	119,049	103,957
Contract research and development	5,090	4,261

Total Revenues	124,139	108,218

Costs, Expenses & Other (Income)

Cost of goods sold	67,854	62,717
Contract research and development	3,902	2,957
Internal research and development	2,862	3,877
Selling, general and administrative	27,233	22,800
Interest expense	669	855
Other (income), net	(1,445)	(1,398)

Total Costs, Expenses and Other (Income)	101,075	91,808

Earnings Before Income Taxes	23,064	16,410

Income Taxes	6,456	4,481

Net Earnings	$16,608	$11,929

Basic Earnings Per Share	$0.57	$0.41

Diluted Earnings Per Share	$0.55	$0.40

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net earnings	$16,608	$11,929
Adjustments to reconcile net earnings to net cash provided by (used in)operating activities:
Depreciation	7,499	6,909
Amortization	678	793
Share-based compensation expense	1,536	954
Gain on foreign currency remeasurements and transactions	(477)	(472)
Net (gain) loss on disposal of assets	(134)	3
Deferred income taxes	(2)	(523)
Excess tax benefits from share-based compensation expense	(1,168)	—
Increase (decrease) in cash from changes in:
Accounts receivable	2,589	(49)
Inventories	(5,056)	(3,456)
Accounts payable	291	537
Deferred revenue	(2,572)	—
Other operating net assets	(1,077)	(2,431)

Net cash provided by operating activities	18,715	14,194

Cash Flows from Investing Activities
Additions to property, plant and equipment	(8,439)	(9,572)
Proceeds from sale of property, plant and equipment	90	12
Purchase of businesses	—	(1,588)
Dividend from unconsolidated business	23	23

Net cash used in investing activities	(8,326)	(11,125)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	—	2,500
Payments on short-term borrowings	(2,000)	(7,400)
Payments on long-term borrowings	(10,276)	(26)
Proceeds from exercise of stock options	1,619	487
Purchase of treasury stock	(502)	(496)
Excess tax benefits from share-based compensation expense	1,168	—

Net cash used in financing activities	(9,991)	(4,935)

Effect of exchange rate changes on cash and cash equivalents	(1,282)	(214)

Net decrease in cash and cash equivalents	(884)	(2,080)

Cash and Cash Equivalents at Beginning of Period	26,885	21,675

Cash and Cash Equivalents at End of Period	$26,001	$19,595

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$414	$596

Cash paid for interest	$959	$596

Cash paid for income taxes	$7,244	$4,591

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
BALANCE – JUNE 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591

Shares issued under stock option plan	223	1,619	—	—	—	—	1,619
Share-based compensation expense	—	1,536	—	—	—	—	1,536
Net earnings	—	—	—	16,608	—	—	16,608
Purchase of treasury stock	—	—	—	—	(20)	(502)	(502)
Treasury stock under deferred compensation arrangements	—	—	—	—	(2)	(52)	(52)
Excess tax benefit under SFAS 123(R)	—	1,168	—	—	—	—	1,168
Other comprehensive income, net of tax	—	—	159	—	—	—	159

BALANCE – DECEMBER 31, 2006	31,851	$61,754	$901	$136,929	(2,509)	$(8,457)	$191,127

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three and six month periods ended December 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2006. The condensed consolidated results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Under the provisions of SFAS 123R, the Company recorded $0.8 million and $1.5 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2006 respectively and $0.3 million and $1.0 million for the three and six months ended December 31, 2005. The share-based compensation expense is allocated approximately 35% to cost of goods sold and 65% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the six months ended December 31, 2006 and 2005, the weighted-average fair value of options granted under the stock option plan was $13.66 and $10.82, respectively, per option using the following assumptions:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Risk free interest rate	4.66%	4.35%	5.24%	4.33%
Expected volatility	57%	60%	58%	60%
Expected life of options	6.92 years	6.36 years	6.92 years	6.36 years
Dividend yield	none	none	none	none

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

Effective July 1, 2006, the Company issued performance share awards under the II-VI Incorporated 2005 Omnibus Incentive Plan to certain executive officers for the performance period from July 2006 to December 2007. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers to be important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance period. Included in the $0.8 million and $1.5 million share-based compensation expense for the three and six months ended December 31, 2006 was $0.2 million and $0.3 million, respectively, of expense attributable to the performance share awards. The performance share awards compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. There were no performance shares issued for the three and six months ended December 31, 2005.

Note C - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31, 2006	June 30, 2006
Billed
Completed Contracts	$108	$25
Contracts in Progress	244	1,656

	352	1,681
Unbilled	4,106	2,159

	$4,458	$3,840

Note D - Inventories

The components of inventories were as follows ($000):

	December 31, 2006	June 30, 2006
Raw materials	$14,842	$16,120
Work in progress	22,235	17,388
Finished goods	16,688	14,946

	$53,765	$48,454

Note E - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	December 31, 2006	June 30, 2006
Land and land improvements	$1,914	$1,884
Buildings and improvements	47,631	47,319
Machinery and equipment	100,222	97,264
Construction in progress	9,437	4,334

	159,204	150,801

Less accumulated depreciation	(80,449)	(73,088)

	$78,755	$77,713

Note F - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

December 31, 2006
Beginning Balance – July 1, 2006	$23,293

Foreign currency translation	53

Balance – End of Period	$23,346

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2006 and June 30, 2006 were as follows ($000):

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,506	$(2,042)	$3,464	$5,506	$(1,777)	$3,729
Trademarks	7,491	(478)	7,013	7,491	(441)	7,050
Customer Lists	5,934	(2,280)	3,654	5,863	(1,973)	3,890
Other	1,350	(1,153)	197	1,348	(1,049)	299

Total	$20,281	$(5,953)	$14,328	$20,208	$(5,240)	$14,968

Amortization expense recorded on the intangible assets was $0.4 million and $0.7 million, for the three and six months ended December 31, 2006, respectively, and was $0.4 million and $0.8 million for the three and six months ended December 31, 2005, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At December 31, 2006, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
($000)
Remaining 2007	$665
2008	1,215
2009	1,116
2010	1,116
2011	1,116

Note G - Debt

The components of debt were as follows ($000’s):

	December 31, 2006	June 30, 2006
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$16,000	$—
Line of credit, interest at the LIBOR Rate, as defined, plus 0.75%	—	2,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.75%, respectively, payable in quarterly installments	—	26,250
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	276	303
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in December 2007	2,519	2,614

Total debt	18,795	31,167
Current portion of long-term debt	(54)	(7,553)

Long-term debt	$18,741	$23,614

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

The weighted average interest rate of borrowings under the credit agreements was 6.0% and 4.4% for the six months ended December 31, 2006 and 2005, respectively. The Company had available $43.3 million and $27.4 million under its lines of credit as of December 31, 2006 and June 30, 2006, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. At December 31, 2006 and June 30, 2006, total outstanding letters of credit supported by the credit facilities were $0.7 million and $0.6 million, respectively.

The Company has a 300 million Yen loan. On October 23, 2006, the Company extended the term of the 300 million Yen loan to September 2011. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.48% at December 31, 2006 and 0.16% at June 30, 2006.

Note H - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net earnings	$9,110	$5,180	$16,608	$11,929
Divided by:
Weighted average shares	29,312	29,249	29,254	29,237

Basic earnings per common share	$0.31	$0.18	$0.57	$0.41

Net earnings	$9,110	$5,180	$16,608	$11,929
Divided by:
Weighted average shares	29,312	29,249	29,254	29,237
Dilutive effect of common stock equivalents	807	750	763	722

Diluted weighted average common shares	30,119	29,999	30,017	29,959

Diluted earnings per common share	$0.30	$0.17	$0.55	$0.40

Note I - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net earnings	$9,110	$5,180	$16,608	$11,929
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $122 and $62, respectively, for the three and six months ended December 31, 2006 and $(77) and $(202), respectively, for the three and six months ended December 31, 2005.	299	(240)	159	(539)

Comprehensive income	$9,409	$4,940	$16,767	$11,390

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets, capital expenditures and share-based compensation; Near-Infrared Optics, which is the Company’s VLOC subsidiary, the Suzhou, China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group which is the aggregation of Marlow, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group, (which is responsible for the corporate research and development activities).

The Infrared Optics segment is divided into geographic locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium and the United Kingdom. An Executive Vice President of the Company directs the segment, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared and II-VI brand names and used primarily in high-power CO2 lasers.

The Near-Infrared Optics segment is located in the United States, China, Vietnam, Germany, Japan and theUnited Kingdom The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state Yttrium Aluminum Garnet, Yttrium Lithium Fluoride lasers and UV filter components.

The Military Infrared Optics segment is located in the United States. The Military Infrared Optics segment is directed by a general manager with oversight by a Corporate Vice President. The Military Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Military Infrared Optics segment designs, manufactures and markets infrared products for military applications under the Exotic Electro-Optics brand name.

The Compound Semiconductor Group is located in the United States, the United Kingdom, Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice President. Marlow designs and manufacturers thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries. AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended December 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$31,494	$11,727	$6,462	$13,659	—	$63,342
Inter-segment revenues	150	292	87	1,095	(1,624)	—
Segment earnings	8,794	1,635	603	1,160		12,192
Interest expense	—	—	—	—	—	(295)
Other income, net	—	—	—	—	—	937
Earnings before income taxes	—	—	—	—	—	12,834

Depreciation and amortization	1,603	737	434	1,326	—	4,100
Segment assets	132,562	38,784	19,890	64,086	—	255,322
Expenditures for property, plant and equipment	2,464	795	163	1,573	—	4,995
Equity investment	—	—	—	2,772	—	2,772
Goodwill	7,486	1,927	3,914	10,019	—	23,346

	Three Months Ended December 31, 2005
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$26,708	$7,283	$7,920	$11,916	—	$53,827
Inter-segment revenues	70	284	75	836	(1,265)	—
Segment earnings (loss)	7,086	238	(382)	247	—	7,189
Interest expense	—	—	—	—	—	(450)
Other income, net	—	—	—	—	—	101
Earnings before income taxes	—	—	—	—	—	6,840

Depreciation and amortization	1,543	697	446	1,315	—	4,001
Segment assets	120,103	33,709	41,610	61,906	—	257,328
Expenditures for property, plant and equipment	1,636	1,100	344	1,104	—	4,184
Equity investment	—	—	—	2,281	—	2,281
Goodwill	7,206	1,927	21,544	10,322	—	40,999

	Six Months Ended December 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Totals
Revenues	$63,652	$22,239	$12,649	$25,599	—	$124,139
Inter-segment revenues	251	539	112	2,041	(2,943)	—
Segment earnings	17,597	2,834	844	1,013	—	22,288
Interest expense	—	—	—	—	—	(669)
Other income, net	—	—	—	—	—	1,445
Earnings before income taxes	—	—	—	—	—	23,064

Depreciation and amortization	3,171	1,479	883	2,644	—	8,177
Expenditures for property, plant and equipment	4,266	1,544	217	2,546	—	8,573

	Six Months Ended December 31, 2005
	Infrared Optics	Near-Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$55,605	$15,981	$14,099	$22,533	—	$108,218
Inter-segment revenues	188	411	138	1,598	(2,335)	—
Segment earnings (loss)	15,817	1,071	(906)	(115)	—	15,867
Interest expense	—	—	—	—	—	(855)
Other income, net	—	—	—	—	—	1,398
Earnings before income taxes	—	—	—	—	—	16,410

Depreciation and amortization	2,827	1,392	905	2,578	—	7,702
Expenditures for property, plant and equipment	3,863	1,940	539	2,341	—	8,683

Note K - Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $6.3 million. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $34,000 and $21,000 for the three months ended December 31, 2006 and 2005, respectively. The change in the fair value of these contracts increased net earnings by $66,000 and $31,000 for the six months ended December 31, 2006 and 2005, respectively.

Note L - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the six months ended December 31, 2006 ($000).

Six Months Ended December 31, 2006
Balance – Beginning of Period	$940
Expense and writeoffs, net	276

Balance – End of Period	$1,216

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

At December 31, 2006 and June 30, 2006, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. Raw materials purchased from this supplier were $0.4 million and $0.7 million for the three and six months ended December 31, 2006, respectively and were $0.2 million and $0.6 million for the three and six months ended December 31, 2005, respectively. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.3 million and $0.4 million for the three and six months ended December 31, 2006, respectively, and was $0.1 million for the six months ended December 31, 2005.

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

	Six Months Ended December 2006
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased for the six months ended December 31, 2006	19,500	502

	313,600	$5,905

Note P - New Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 will become effective for the Company beginning July 1, 2008. The provisions of this statement are to be applied prospectively with a cumulative effect of accounting change recognized upon initial application. We are currently evaluating the impact that SFAS 157 will have on the Company’s financial statements for the fiscal year ending June 30, 2009.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are required to be applied for the Company’s fiscal year ending June 30, 2007. The Company does not expect the adoption of SAB 108 to impact its consolidated financial statements.

Note Q - Subsequent Event

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI LOT Suisse S.a.r.l. for approximately $0.8 million. In connection with the purchase of the remaining 25% interest, the Company entered into two separate three-year non-compete agreements with the sellers.

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

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, accounting for share-based payments and workers’ compensation accrual for our self insurance program. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

As of December 31, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2006.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2006	2005		2006	2005
Bookings	$72,151	$62,688	15%	$136,448	$122,005	12%
Revenues	63,342	53,827	18%	124,139	108,218	15%
Net earnings	9,110	5,180	76%	16,608	11,929	39%
Diluted earnings per share	0.30	0.17	76%	0.55	0.40	38%

Net earnings for the second quarter of fiscal 2007 were $9,110,000 ($0.30 per share-diluted) on revenues of $63,342,000. This compares to net earnings of $5,180,000 ($0.17 per share-diluted) on revenues of $53,827,000 in the second quarter of fiscal 2006. For the six months ended December 31, 2006, net earnings were $16,608,000 ($0.55 per share-diluted) on revenues of $124,139,000. This compares to net earnings of $11,929,000 ($0.40 per share-diluted) on revenues of $108,218,000 for the six months ended December 2005. The increase in net earnings was attributed to several factors including higher revenue levels which increased 18% and 15% in the current three and six month periods, respectively, compared to the same periods last fiscal year. The Company’s Near-Infrared Optics and Infrared Optics segments led this increase, posting revenue increases of 14% or greater in the three and six months ended December 31, 2006. The Near-Infrared Optics segment’s Ultra-Violet (UV) filter product line is continuing to ramp up production and increase the rate of shipments to address the customer’s increased demand for this product line. The Infrared Optics segment is continuing to increase shipments of infrared optics and components to industrial OEM’s in Europe and Japan and aftermarket customers worldwide. In addition to the increased levels of revenue, all of the Company’s business segments impacted net earnings favorably as process improvements have been implemented resulting in higher production yields, improved product throughput and lower scrap costs. The increase in net earnings for both the three and six months ended December 31, 2006 were partially offset by an increase in the Company’s effective income tax rate as more of the Company’s current fiscal year’s income will be United States sourced and taxed at a higher rate.

Bookings for the second quarter of fiscal 2007 increased 15% to $72,151,000 compared to $62,688,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. Bookings for the six months ended December 31, 2006 increased 12% to $136,448,000 compared to $122,005,000 for the same period last fiscal year. The increase in bookings for the current three and six month periods compared to the same periods last fiscal year is due to increased product demand across most of the Company’s business segments. The Company’s Near-Infrared Optics segment reported the strongest increase in bookings for the current three and six month periods at 48% and 38%, respectively. During the current fiscal three months ended December 31, 2006, the segment received a $17 million order for UV filters from a major military customer involving the production of UV filter assemblies used in systems to protect aircraft against missile threats compared to a $10.7 million order received from the same customer in the second fiscal quarter of the prior fiscal year.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings (loss) differ from income from operations in that segment earnings exclude certain operational expenses included in other income – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note J to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2006	2005	Increase	2006	2005	Increase
Bookings	$31,328	$30,301	3%	$64,127	$56,854	13%
Revenues	31,494	26,708	18%	63,652	55,605	14%
Segment earnings	8,794	7,086	24%	17,597	15,817	11%

Bookings for the second quarter of fiscal 2007 for Infrared Optics increased 3% to $31,328,000 from $30,301,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2006 increased 13% to $64,127,000 from $56,854,000 for the same period last fiscal year. The increase in bookings for both the current three and six month periods compared to the same periods last fiscal year was driven by increased demand worldwide. In particular, Western European and Japanese OEMs are continuing to produce laser systems at an accelerated pace leading to increased order intake for the segment’s optics and components. In addition, the segment is also benefiting from the proliferation of laser system installations worldwide which fuels requirements for replacement optics to keep these laser systems operating. Growth was particularly high in the developing countries in Eastern Europe as well as in China where laser systems are gaining share against conventional machine tools such as punch presses.

Revenues for the second quarter of fiscal 2007 for Infrared Optics increased 18% to $31,494,000 from $26,708,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2006 increased 14% to $63,652,000 from $55,605,000 for the same period last fiscal year. The increase in revenues for the current fiscal three and six month periods compared to the same periods last fiscal year was due to increased shipment volume to both OEM and aftermarket customers. The segment continues to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to address developing markets and new applications in laser marking and engraving. This addressable market is expected to continue to expand over the next several years as regulatory bodies across multiple industries and countries mandate product traceability coding. The increases in revenues for the current three and six month periods were partially offset by lower shipments of the segment’s zinc selenide and zinc sulfide materials due to material capacity constraints. The segment is in the process of expanding its material growth capacity to capitalize on the increased product demands.

Segment earnings for the second quarter increased 24% to $8,794,000 from $7,086,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2006 increased 11% to $17,597,000 from $15,817,000 for the same period last fiscal year. The improvement in segment earnings for both the current three and six month periods as compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume. In addition, certain short-term production and throughput challenges experienced during the prior fiscal year periods were addressed and improved.

Near-Infrared Optics ($000’s)

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2006	2005	Increase	2006	2005	Increase
Bookings	$25,134	$17,039	48%	$32,595	$23,622	38%
Revenues	11,727	7,283	61%	22,239	15,981	39%
Segment earnings	1,635	238	587%	2,834	1,071	165%

Bookings for the second quarter of fiscal 2007 for Near-Infrared Optics increased 48% to $25,134,000 from $17,039,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2006 increased 38% to $32,595,000 as compared to $23,622,000 for the same period last fiscal year. The increase in the segment’s bookings for both the three and six month periods compared to the same periods last fiscal year was due to increased levels of UV filter bookings. During the just completed fiscal quarter ended December 31, 2006, the segment received a $17 million order from a major military customer involving the production of UV filter assemblies used in systems to protect aircraft against missile threats compared to a $10.7 million order received from the same customer in the second fiscal quarter of the prior year.

Revenues for the second quarter of fiscal 2007 for Near-Infrared Optics increased 61% to $11,727,000 compared to $7,283,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2006 increased 39% to $22,239,000 compared to $15,981,000 for the same period last fiscal year. This increase was due to increased shipments of UV filter assemblies during the current fiscal three and six month periods compared to the same periods last fiscal year. In the prior year’s fiscal second quarter, UV filter revenues were deferred in accordance with revenue recognition principles in connection with a contract entered into during fiscal 2006. The UV filter inventory is now being shipped to the customer and the segment has now recognized the prior year’s deferral of revenues in the current fiscal periods and is receiving increased shipment volume requirements from the customer during the current fiscal periods.

Segment earnings for the second quarter of fiscal 2007 increased 587% to $1,635,000 from $238,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2006 increased 165% to $2,834,000 from $1,071,000 for the same period last fiscal year. The improvement in segment earnings for both the three and six month periods compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume attributed to the UV filter product line.

Military Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2006	2005		2006	2005
Bookings	$7,560	$5,981	26%	$14,579	$14,213	3%
Revenues	6,462	7,920	(18)%	12,649	14,099	(10)%
Segment earnings (loss)	603	(382)	N/A	844	(906)	N/A

Bookings for the second quarter of fiscal 2007 for Military Infrared Optics increased 26% to $7,560,000 as compared to $5,981,000 in the second quarter of last fiscal year. The increase in bookings for the current fiscal three month period compared to the same period last fiscal year was due the receipt of $3.9 million of orders for the continued production of Advanced Targeting Pod (ATP) assemblies and a government funded program for the Joint Strike Fighter program. Bookings for the six months ended December 31, 2006 increased 3% to $14,579,000 as compared to $14,213,000 for the same period last fiscal year. The increase in bookings for the current fiscal six month period compared to the same period last fiscal year was primarily due to increased bookings of the segment’s sapphire product line.

Revenues for the second quarter of fiscal 2007 for Military Infrared Optics decreased 18% to $6,462,000 compared to $7,920,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2006 decreased 10% to $12,649,000 compared to $14,099,000 for the same period last fiscal year. The decrease in revenues for both the current three and six month periods compared to the same periods last fiscal year was due to shipment delays resulting from customer design changes in the segment’s Arrowhead and Joint Strike Fighter programs. The segment is working to adopt these changes and anticipates recovering the delayed shipments in the second half of fiscal 2007.

Segment earnings for the second quarter of fiscal 2007 were $603,000 compared to a segment loss of $382,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2006 were $844,000 compared to a segment loss of $906,000 for the same period last fiscal year. The improvement in segment earnings for both the current three and six month periods compared to the same periods last fiscal year was primarily driven by a favorable product mix and improvements in manufacturing yields resulting in lower scrap and rework costs.

Compound Semiconductor Group ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2006	2005		2006	2005
Bookings	$8,129	$9,367	(13)%	$25,147	$27,316	(8)%
Revenues	13,659	11,916	15%	25,599	22,533	14%
Segment earnings (loss)	1,160	247	370%	1,013	(115)	N/A

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s Marlow subsidiary, eV PRODUCTS division, the Company’s WBG group and the Company’s AMDC group.

Bookings for the second quarter of fiscal 2007 for the Compound Semiconductor Group decreased 13% to $8,129,000 compared to $9,367,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2006 decreased 8% to $25,147,000 compared to $27,316,000 for the same period last fiscal year. The decrease in bookings for the three and six month periods compared to the same periods last fiscal year was primarily driven by lower order-intake from the Group’s Marlow subsidiary. During the current fiscal periods, Marlow experienced delays in receiving several major orders in its defense and industrial markets. Offsetting the overall decrease in bookings during the current fiscal periods was an increase in contract bookings from the WBG group operating unit in the amount of $1.8 million.

Revenues for the second quarter of fiscal 2007 for the Compound Semiconductor Group increased 15% to $13,659,000 compared to $11,916,000 in the second quarter of the last fiscal year. Revenues for the six months ended December 31, 2006 increased 14% to $25,599,000 compared to $22,533,000 for the same period last fiscal year. The increase in revenues for both the current three and six month periods compared to the same periods last fiscal year were primarily driven by the increased shipments at the Marlow and WBG group operating units.

Segment earnings for the second quarter of fiscal 2007 increased 370% to $1,160,000 from $247,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2006 were $1,013,000 compared to a segment loss of $115,000 for the same period last fiscal year. The improvement in segment earnings for both the three and six month periods compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume in the Group as well as the continued ramping up of Marlow’s Vietnam facility which has resulted in the lowering of Marlow’s worldwide production cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2007 was $27,067,000 or 44% of net sales compared to $19,822,000 or 38% of net sales for the same period last fiscal year. Manufacturing gross margins for the six months ended December 31, 2006 was $51,195,000 or 43% of net sales compared to $41,240,000 or 40% of net sales for the same period last fiscal year. The increase in gross margin percentage during the current three and six month periods compared to the same periods last fiscal year was due to several factors. The Company recognized incremental margins from the increased volume of shipments from a majority of the Company’s segments. Operational improvements in the Company’s Military Infrared Optics segment have also contributed to increased margins due to productivity and yield improvements resulting in lower scrap and rework costs. The Company’s Infrared Optics segment experienced margin improvements in the current fiscal quarter relating to lower raw material costs, specifically for selenium. Finally, the continued ramping up of production in Vietnam for both Marlow and the Company’s Near-Infrared Optics segment has contributed to lowering their worldwide cost structure.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2007 was $557,000 or 23% of research and development revenues compared to a gross margin of $634,000 or 31% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2006 was $1,188,000 or 23% of research and development revenue compared to a gross margin of $1,304,000 or 31% for research and development revenue for the same period last fiscal year. The lower gross margins during the current three and six month periods compared to the same periods last year was due to lower profitability of certain contracts in the Military Infrared Optics segment as well as allocating more use of personnel to externally funded research and development programs.

Company-funded internal research and development expenses for the second quarter of fiscal 2007 were $1,561,000 or 2% of revenue compared to $1,966,000 or 4% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2006 were $2,862,000 or 2% of revenues compared to $3,877,000 or 4% for the same period last fiscal year. The decrease in internal research and development expenses during the current three and six month periods compared to the same periods last fiscal year was due to higher rates of internal use of personnel allocated during the periods in support of increased external contract activities. Company funded internal research and development expense combined with externally funded research and development expense for the six months ended December 31, 2006 was $6.8 million and was consistent with the amount from the same period last fiscal year.

Selling, general and administrative expenses for the second quarter of fiscal 2007 were $13,871,000 or 22% of revenues compared to $11,301,000 or 21% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2006 were $27,233,000 or 22% of revenues compared to $22,800,000 or 21% of revenues for the same period last fiscal year. The increase in selling, general and administrative expenses in both dollars and as a percentage of revenues in the current three and six month periods compared to the same periods last year was primarily driven by an increase in the Company’s manpower levels and other administrative costs to support the increased sales volume. In addition, the Company recorded approximately $0.8 million of compensation expense in the current fiscal six month period relating to the Company’s deferred compensation plan.

Interest expense for the second quarter of fiscal 2007 was $295,000 compared to $450,000 for the same period last fiscal year. For the six months ended December 31, 2006 interest expense was $669,000 compared to $855,000 for the same period last fiscal year. The decrease in interest expense for the current fiscal three and six month periods compared to the same periods last year was primarily due to a 53% reduction in the Company’s outstanding debt levels between the periods. This decrease was partially offset by higher interest rates in the current periods compared to interest rates in effect in the prior fiscal year.

Other income for the second quarter of fiscal 2007 was $937,000 compared to other income of $101,000 for the same period last fiscal year. Other income for the second quarter of fiscal 2007 consists of three primary items, each in nearly equal amounts. Among these items were foreign currency gains as certain foreign currencies appreciated against the United States dollar during the current quarter, interest income from excess cash reserves and income from our minority investment in 5N Plus, Inc., a Canadian manufacturing company in which we own a minority interest. Other income for the six months ended December 31, 2006 was $1,445,000 compared to $1,398,000 of other income for the same period last fiscal year.

The Company’s year-to-date effective income tax rate is 28% compared to an effective income tax rate of 27% for the same period in fiscal 2006. The higher tax rate for the current fiscal year compared to the prior year reflects the Company’s anticipation that the current fiscal year will contain more United States source income taxed at a higher rate than in the prior year.

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

Sources (uses) of Cash: ($000)

	Six Months Ended December 31,
	2006	2005
Net cash provided by operating activities	$18,715	$14,194
Proceeds from exercise of stock options	1,619	487
Net payments on short-term and long-term borrowings	(12,276)	(4,926)
Additions to property, plant and equipment	(8,439)	(9,572)
Purchases of treasury stock	(502)	(496)
Purchases of businesses, net of cash acquired	—	(1,588)

In the first six months of fiscal 2007, cash provided by operations was approximately $18.7 million. The increase in cash was driven by the Company’s net earnings of approximately $16.6 million, depreciation and amortization of $8.2 million and share-based compensation expense of $1.5 million. The increase in cash was offset by working capital requirements of approximately $5.8 million and excess tax benefits from share-based compensation expense and other uses of cash of $1.8 million.

Net cash used in investing activities during the first six months of fiscal 2007 of approximately $8.3 million was primarily for property, plant and equipment expenditures of $8.4 million. Net cash used in financing activities of $10.0 million included $1.6 million of proceeds from the exercise of stock options and $1.2 million of cash provided by excess tax benefits from share-based compensation offset by $12.2 million of net payments on borrowings and purchase of treasury stock of $0.5 million.

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

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company has repurchased 313,600 shares totaling $5.9 million of common stock under the share repurchase program as of December 31, 2006. During the six months ended December 31, 2006, the Company repurchased 19,500 shares totaling $0.5 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	December 31, 2006	June 30, 2006

Cash and cash equivalents	$26,001	$26,885
Available borrowing capacity	43,300	27,400
Total debt obligations	18,795	31,167

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, treasury stock repurchases and internal growth for fiscal 2007.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2006.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations(1)	$18,795	$54	$108	$18,629	$4
Interest Payments(2)	4,389	1,003	1,986	1,400	—
Capital Lease Obligations	49	19	30	—	—
Operating Lease Obligations	8,498	1,117	3,929	2,552	900
Purchase Obligations	7,125	6,522	581	22	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$38,856	$8,715	$6,634	$22,603	$904

(1)

The Company replaced its existing credit facility on October 23, 2006 with a new unsecured line of credit expiring in October 2011. In addition, it also extended its 300 million Yen loan through September 2011.

(2)	Variable rate interest obligations are based on the interest rate in place at December 31, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended December 31, 2006.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The

Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a 300 million Yen loan with PNC Bank in September 2002 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $6,000 and $13,000 for the three and six months ended December 31, 2006, respectively, and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.5 million to an increase of $0.6 million for the three months ended December 31, 2006, and in the range from a decrease of $1.0 million to an increase of $1.3 million for the six months ended December 31, 2006.

For II-VI Singapore Pte., Ltd. and its subsidiaries and the Company’s majority-owned subsidiary II-VI LOT Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $1.4 million and $1.5 million for the three and six months ended December 31, 2006, respectively and $0.3 million for the six months ended December 31, 2005.

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

Interest Rate Risks

As of December 31, 2006, the total borrowings of $18.8 million included a $16.0 million line of credit, $2.5 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting related to certain goodwill impairment testing discussed in the Company’s Annual Report on Form 10-K filed on September 11, 2006. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recent fiscal quarter that had materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, management is focused on remediating the previously disclosed material weakness and has scheduled certain training opportunities to enhance the internal expertise in the interpretation of goodwill-related valuation results as well as enhancing its review procedures to ensure accurate interpretation of the valuation results.

PART II – OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no significant changes with regard to the Company’s risk factors that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of the Company’s securities under the Company’s repurchase program during the three months ended December 31, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 3, 2006, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were (1) the election of three directors for a term to expire in 2009 and (2) the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

Each of the nominees for director were elected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Duncan A.J. Morrison	21,146,428	1,964,276	23,110,704
Marc Y.E. Pelaez	21,520,900	1,589,804	23,110,704
Wendy F. DiCicco	22,279,553	831,151	23,110,704

The three elected directors join existing directors Carl J. Johnson, Thomas E. Mistler, Joseph J. Corasanti, Peter W. Sognefest and Francis J. Kramer.

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007 was 23,110,704 with 22,862,933 votes for, 236,581 votes against and 11,190 votes abstaining.

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

II-VI INCORPORATED
(Registrant)

Date: February 7, 2007	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: February 7, 2007	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.