Form 10-Q
period 2007-03-31
II-VI INC
filed 2007-05-09
CIK 820318

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

At May 4, 2007, 29,547,547 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($ 000)

	March 31, 2007	June 30, 2006
Assets
Current Assets
Cash and cash equivalents	$26,048	$26,885
Accounts receivable – less allowance for doubtful accounts of $1,134 at
March 31, 2007 and $1,114 at June 30, 2006	45,446	42,122
Inventories	54,877	48,454
Deferred income taxes	9,186	7,561
Prepaid and other current assets	3,333	2,611

Total Current Assets	138,890	127,633

Property, plant & equipment, net	81,648	77,713
Goodwill	24,801	23,293
Other intangible assets, net	14,263	14,968
Investment	3,042	2,437
Other assets	4,876	4,252

Total Assets	$267,520	$250,296

Current Liabilities
Accounts payable	$13,039	$9,540
Accrued salaries and wages	5,112	4,725
Accrued bonuses	6,629	6,923
Income taxes payable	4,877	6,164
Accrued profit sharing contribution	2,080	2,561
Deferred revenue	—	2,572
Other accrued liabilities	6,394	4,997
Current portion of long-term debt	2,607	7,553

Total Current Liabilities	40,738	45,035

Long-term debt	11,708	23,614
Deferred income taxes	5,673	8,119
Other liabilities	4,758	2,937

Total Liabilities	62,877	79,705
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized—5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,020,984 shares at March 31, 2007; 31,628,368 shares at June 30, 2006	65,079	57,431
Accumulated other comprehensive income	1,043	742
Retained earnings	146,978	120,321

	213,100	178,494
Less treasury stock, at cost, 2,508,807 shares at March 31, 2007 and 2,486,608 shares at June 30, 2006	8,457	7,903

Total Shareholders’ Equity	204,643	170,591

Total Liabilities and Shareholders’ Equity	$267,520	$250,296

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Net sales:
Domestic	$34,506	$31,576
International	28,784	25,066

	63,290	56,642
Contract research and development	3,795	2,721

Total Revenues	67,085	59,363

Costs, Expenses & Other (Income)
Cost of goods sold	36,224	32,960
Contract research and development	2,741	2,095
Internal research and development	1,614	1,604
Selling, general and administrative	14,359	11,212
Interest expense	204	458
Other (income), net	(518)	(164)

Total Costs, Expenses and Other (Income)	54,624	48,165

Earnings Before Income Taxes	12,461	11,198

Income Taxes	2,412	3,748

Net Earnings	$10,049	$7,450

Basic Earnings Per Share	$0.34	$0.25

Diluted Earnings Per Share	$0.33	$0.25

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2007	2006
Revenues
Net sales:
Domestic	$98,834	$92,705
International	83,505	67,894

	182,339	160,599
Contract research and development	8,885	6,982

Total Revenues	191,224	167,581

Costs, Expenses & Other (Income)

Cost of goods sold	104,078	95,677
Contract research and development	6,643	5,052
Internal research and development	4,476	5,481
Selling, general and administrative	41,592	34,012
Interest expense	873	1,313
Other (income), net	(1,963)	(1,562)

Total Costs, Expenses and Other (Income)	155,699	139,973

Earnings Before Income Taxes	35,525	27,608

Income Taxes	8,868	8,229

Net Earnings	$26,657	$19,379

Basic Earnings Per Share	$0.91	$0.66

Diluted Earnings Per Share	$0.88	$0.65

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ 000)

	Nine Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$26,657	$19,379
Adjustments to reconcile net earnings to net cash provided by (used in)operating activities:
Depreciation	10,982	10,573
Amortization	1,005	874
Share-based compensation expense	2,263	1,636
Gain on foreign currency remeasurements and transactions	(350)	(639)
Net loss on disposal of assets	41	13
Deferred income taxes	(4,069)	(1,933)
Excess tax benefits from share-based compensation expense	(2,449)	—
Increase (decrease) in cash from changes in:
Accounts receivable	(2,763)	(3,232)
Inventories	(5,935)	(5,246)
Accounts payable	2,549	1,096
Deferred revenue	(2,572)	2,984
Other operating net assets	276	1,964

Net cash provided by operating activities	25,635	27,469

Cash Flows from Investing Activities
Additions to property, plant and equipment	(13,837)	(12,684)
Proceeds from sale of property, plant and equipment	88	9
Purchase of businesses	(840)	(1,628)
Dividend from unconsolidated business	23	23
Purchase of intangible assets	(100)	—

Net cash used in investing activities	(14,666)	(14,280)

Cash Flows from Financing Activities
Proceeds on short-term borrowings	—	2,500
Payments on short-term borrowings	(2,000)	(8,400)
Payments on long-term borrowings	(14,790)	(1,913)
Proceeds from exercise of stock options	2,936	873
Purchase of treasury stock	(502)	(1,722)
Excess tax benefits from share-based compensation expense	2,449	—

Net cash used in financing activities	(11,907)	(8,662)

Effect of exchange rate changes on cash and cash equivalents	101	(1,886)

Net (decrease) increase in cash and cash equivalents	(837)	2,641

Cash and Cash Equivalents at Beginning of Period	26,885	21,675

Cash and Cash Equivalents at End of Period	$26,048	$24,316

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$1,317	$648

Cash paid for interest	$1,186	$1,066

Cash paid for income taxes	$12,563	$7,543

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
BALANCE – JUNE 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591

Shares issued under stock option plan	393	2,936	—	—	—	—	2,936
Share-based compensation expense	—	2,263	—	—	—	—	2,263
Net earnings	—	—	—	26,657	—	—	26,657
Purchase of treasury stock	—	—	—	—	(20)	(502)	(502)
Treasury stock under deferred compensation arrangements	—	—	—	—	(2)	(52)	(52)
Excess tax benefit under SFAS 123(R)	—	2,449	—	—	—	—	2,449
Other comprehensive income, net of tax	—	—	301	—	—	—	301

BALANCE – MARCH 31, 2007	32,021	$65,079	$1,043	$146,978	(2,509)	$(8,457)	$204,643

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The condensed consolidated financial statements for the three and nine month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2006. Certain amounts from the prior year have been reclassified to conform to the current period presentation. The condensed consolidated results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note B — Share-Based Compensation

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

Under the provisions of SFAS 123R, the Company recorded $0.8 million and $2.3 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2007, respectively, and $0.7 million and $1.6 million for the three and nine months ended March 31, 2006, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the nine months ended March 31, 2007 and 2006, the weighted-average fair value of options granted under the stock option plan was $14.60 and $10.80, respectively, per option using the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
Risk free interest rate	4.74%	4.91%	5.15%	4.49%
Expected volatility 52%	58%	57%	59%
Expected life of options	6.92 years	6.36 years	6.92 years	6.36 years
Dividend yield	none	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at 22%. Under the provisions of SFAS 123R, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Effective July 1, 2006, the Company issued performance share awards under the II-VI Incorporated 2005 Omnibus Incentive Plan to certain executive officers for the performance period from July 2006 to December 2007. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers to be important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance period. Included in the $2.3 million share-based compensation expense for the nine months ended March 31, 2007 was $0.3 million of expense attributable to the performance share awards. The performance share awards compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note C — Acquisitions

II-VI Suisse S.a.r.l.

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. for approximately $0.8 million. In connection with the purchase, the Company entered into two separate three year non-compete agreements with the sellers. The purchase price was allocated to goodwill and these non-compete agreements.

Note D — Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	March 31, 2007	June 30, 2006
Billed
Completed Contracts	$129	$25
Contracts in Progress	2,719	1,656

	2,848	1,681
Unbilled	3,411	2,159

	$6,259	$3,840

Note E — Inventories

The components of inventories were as follows ($000):

	March 31, 2007	June 30, 2006
Raw materials	$14,418	$16,120
Work in progress	21,564	17,388
Finished goods	18,895	14,946

	$54,877	$48,454

Note F — Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	March 31, 2007	June 30, 2006
Land and land improvements	$1,942	$1,884
Buildings and improvements	47,808	47,319
Machinery and equipment	100,478	97,264
Construction in progress	14,275	4,334

	164,503	150,801
Less accumulated depreciation	(82,855)	(73,088)

	$81,648	$77,713

Note G — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

March 31, 2007
Beginning Balance – July 1, 2006	$23,293
Goodwill acquired – II-VI Suisse S.a.r.l.	813
Income tax adjustment – Marlow Industries, Inc.	625
Foreign currency translation – II-VI Deutschland GmbH	70

Balance – End of Period	$24,801

In connection with the remaining 25% acquisition of II-VI Suisse S.a.r.l. in January 2007, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheets based on the purchase price allocation.

The Company has recorded an estimated reserve for the potential disallowance of certain tax deductions taken by the Company’s subsidiary, Marlow Industries, Inc. (Marlow). This reserve relates to the opening balance sheet of Marlow and did not impact current period earnings. The Company recorded this reserve as an increase in the amount of $0.6 million in goodwill.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2007 and June 30, 2006 were as follows ($000):

	March 31, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,756	$(2,187)	$3,569	$5,506	$(1,777)	$3,729
Trademarks	7,491	(497)	6,994	7,491	(441)	7,050
Customer Lists	5,939	(2,412)	3,527	5,863	(1,973)	3,890
Other	1,377	(1,204)	173	1,348	(1,049)	299

Total	$20,563	$(6,300)	$14,263	$20,208	$(5,240)	$14,968

Amortization expense recorded on the intangible assets was $0.3 million and $1.0 million, for the three and nine months ended March 31, 2007, respectively, and was $0.1 million and $0.9 million for the three and nine months ended March 31, 2006, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At March 31, 2007, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,
($000)

Remaining 2007	$374
2008	1,281
2009	1,183
2010	1,183
2011	1,133

Note H — Debt

The components of debt were as follows ($000’s):

	March 31, 2007	June 30, 2006
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% and 0.75%, respectively	$11,500	$2,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.75% payable in quarterly installments	—	26,250
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	262	303
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2011 and September 2007, respectively	2,553	2,614

Total debt	14,315	31,167
Current portion of long-term debt	(2,607)	(7,553)

Long-term debt	$11,708	$23,614

The Company replaced its existing credit facility in October 2006 with a new unsecured credit facility. The new facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The weighted average interest rate of borrowings under the credit agreements was 6.0% and 4.6% for the nine months ended March 31, 2007 and 2006, respectively. The Company had available $47.8 million and $27.4 million under its lines of credit as of March 31, 2007 and June 30, 2006, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. At March 31, 2007 and June 30, 2006, total outstanding letters of credit supported by the credit facilities were $0.7 million and $0.6 million, respectively.

The Company has a 300 million Yen loan. In October 2006, the Company extended the term of the 300 million Yen loan to September 2011. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.73% at March 31, 2007 and 0.16% at June 30, 2006. The Company is in the process of replacing the 300 million Yen loan with a larger Yen loan and, therefore, has classified the 300 million Yen loan in the current portion of long-term debt as of March 31, 2007. The Company expects the 300 million Yen loan to be replaced on or before June 30, 2007.

Note I — Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net earnings	$10,049	$7,450	$26,657	$19,379
Divided by:
Weighted average shares	29,411	29,284	29,306	29,253

Basic earnings per common share	$0.34	$0.25	$0.91	$0.66

Net earnings	$10,049	$7,450	$26,657	$19,379
Divided by:
Weighted average shares	29,411	29,284	29,306	29,253
Dilutive effect of common stock equivalents	925	647	853	699

Diluted weighted average common shares	30,336	29,931	30,159	29,952

Diluted earnings per common share	$0.33	$0.25	$0.88	$0.65

Note J — Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net earnings	$10,049	$7,450	$26,657	$19,379
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $34 and $100, respectively, for the three and nine months ended March 31, 2007 and $103 and $(142), respectively, for the three and nine months ended March 31, 2006.	142	205	301	(334)

Comprehensive income	$10,191	$7,655	$26,958	$19,045

Note K — Segment and Geographic Reporting

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

The Company’s reportable segments offer similar products to different target markets. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets, capital expenditures and share-based compensation; Near-Infrared Optics, which is the Company’s VLOC subsidiary, the Suzhou, China and Vietnam near-infrared operations; Military Infrared Optics, which is the Company’s Exotic Electro-Optics subsidiary; and the Compound Semiconductor Group, which is the aggregation of Marlow, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group, (which is responsible for the corporate research and development activities).

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

The Near-Infrared Optics segment is located in the United States, China, Vietnam, Germany, Japan and the United Kingdom. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state Yttrium Aluminum Garnet, Yttrium Lithium Fluoride lasers and UV filter components.

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

The Compound Semiconductor Group is located in the United States, the United Kingdom, Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice President. Marlow designs and manufacturer thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries. The AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended March 31, 2007
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$34,000	$12,866	$7,065	$13,154	—	$67,085
Inter-segment revenues	169	346	89	1,810	(2,414)	—
Segment earnings	8,817	1,512	966	852	—	12,147
Interest expense	—	—	—	—	—	(204)
Other income, net	—	—	—	—	—	518
Earnings before income taxes	—	—	—	—	—	12,461

Depreciation and amortization	1,491	634	410	1,275	—	3,810
Segment assets	141,771	39,133	20,363	66,253	—	267,520
Expenditures for property, plant and equipment	3,182	877	429	1,813	—	6,301
Equity investment	—	—	—	3,042	—	3,042
Goodwill	8,316	1,927	3,914	10,644	—	24,801

	Three Months Ended March 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$32,365	$6,886	$7,707	$12,405	—	$59,363
Inter-segment revenues	54	105	107	647	(913)	—
Segment earnings (loss)	10,836	(279)	411	524	—	11,492
Interest expense	—	—	—	—	—	(458)
Other income, net	—	—	—	—	—	164
Earnings before income taxes	—	—	—	—	—	11,198

Depreciation and amortization	1,202	749	452	1,342	—	3,745
Segment assets	126,098	36,404	41,246	63,305	—	267,053
Expenditures for property, plant and equipment	545	975	339	1,305	—	3,164
Equity investment	–	–	–	2,323	—	2,323
Goodwill	7,343	1,927	21,544	10,322	—	41,136

	Nine Months Ended March 31, 2007
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$97,652	$35,105	$19,714	$38,753	—	$191,224
Inter-segment revenues	420	885	201	3,851	(5,357)	–
Segment earnings	26,414	4,346	1,810	1,865	—	34,435
Interest expense	—	—	—	—	—	(873)
Other income, net	—	—	—	—	—	1,963
Earnings before income taxes	—	—	—	—	—	35,525

Depreciation and amortization	4,662	2,113	1,293	3,919	—	11,987
Expenditures for property, plant and equipment	7,448	2,421	646	4,359	—	14,874

	Nine Months Ended March 31, 2006
	Infrared Optics	Near- Infrared Optics	Military Infrared Optics	Compound Semiconductor Group	Eliminations	Total
Revenues	$87,970	$22,867	$21,806	$34,938	—	$167,581
Inter-segment revenues	242	516	245	2,245	(3,248)	—
Segment earnings (loss)	26,653	792	(495)	409	—	27,359
Interest expense	—	—	—	—	—	(1,313)
Other income, net	—	—	—	—	—	1,562
Earnings before income taxes	—	—	—	—	—	27,608

Depreciation and amortization	4,029	2,141	1,357	3,920	—	11,447
Expenditures for property, plant and equipment	4,408	2,915	878	3,646	—	11,847

Note L— Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $6.4 million. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $154,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively. The change in the fair value of these contracts increased (decreased) net earnings by $87,000 and $(16,000) for the nine months ended March 31, 2007 and 2006, respectively.

Note M— Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months.

The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the nine months ended March 31, 2007 ($000).

Nine Months Ended March 31, 2007
Balance – Beginning of Period	$940
Expense and writeoffs, net	190

Balance – End of Period	$1,130

Note N— Investment

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

At March 31, 2007 and June 30, 2006, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. Raw materials purchased from this supplier were $0.3 million and $1.0 million for the three and nine months ended March 31, 2007, respectively and were $0.4 million and $1.0 million for the three and nine months ended March 31, 2006, respectively. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.3 million and $0.6 million for the three and nine months ended March 31, 2007, respectively, and was $0.1 million for the nine months ended March 31, 2006.

Note O— Legal Proceedings

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

During the quarter ended September 30, 2003, the Company was awarded a jury verdict in the amount of $0.8 million in a trade secret lawsuit which it had initiated. During the nine months ended March 31, 2006, the Company received the verdict award in the amount of $0.8 million and recorded this amount in other income, net in the Condensed Consolidated Statements of Earnings.

Note P— Stock Repurchase Program

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

	Nine Months Ended March 2007
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased for the nine months ended March 31, 2007	19,500	502

	313,600	$5,905

Note Q— New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements for the fiscal year ending June 30, 2008.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 will become effective for the Company beginning July 1, 2008. The provisions of this statement are to be applied prospectively with a cumulative effect of accounting change recognized upon initial application. We are currently evaluating the impact that SFAS 157 will have on the Company’s financial statements for the fiscal year ending June 30, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to impact its consolidated financial statements.

Note R— Subsequent Event

In May 2007, the Company expects to complete its minority, non-controlling investment in Guangong Fuxin Electronic Technology Company (Fuxin). Fuxin is the world leader in high volume, low cost and high quality thermoelectric based consumer appliances. The total costs of the investment will be approximately $3.7 million and includes approximately $0.2 million of transaction costs. The investment will be accounted for under the cost method of accounting.

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

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2006.

Results of Operations

Overview ($000’s except per share data)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2007	2006	Increase	2007	2006	Increase
Bookings	$66,578	$61,434	8%	$203,026	$183,439	11%
Revenues	67,085	59,363	13%	191,224	167,581	14%
Net earnings	10,049	7,450	35%	26,657	19,379	38%
Diluted earnings per share	0.33	0.25	32%	0.88	0.65	35%

Net earnings for the third quarter of fiscal 2007 were $10,049,000 ($0.33 per share-diluted) on revenues of $67,085,000. This compares to net earnings of $7,450,000 ($0.25 per share-diluted) on revenues of $59,363,000 in the third quarter of fiscal 2006. For the nine months ended March 31, 2007, net earnings were $26,657,000 ($0.88 per share-diluted) on revenues of $191,224,000. This compares to net earnings of $19,379,000 ($0.65 per share-diluted) on revenues of $167,581,000 for the nine months ended March 2007. The increase in net earnings for both the three and nine months ended March 31, 2007 as compared to the same periods last fiscal year was due to several factors discussed below as well as higher shipments which increased revenue 13% and 14% in the current three and nine month periods, respectively, compared to the same periods last fiscal year. The Company’s Near-Infrared Optics segment led this increase, recognizing revenue increases of greater than 50% in both the three and nine months ended March 31, 2007 compared to the same periods last fiscal year. This segment’s Ultra-Violet (UV) filter product line has significantly increased shipments during the current fiscal year and the segment has successfully ramped-up its capacity to meet the customer’s demands. In addition to the increased revenues, improved operating results from the Military Infrared Optics and Compound Semiconductor Group segments favorably impacted net earnings. Process improvements at these segments resulting in increased yields, improved productivity, reduced scrap and reduced rework costs, all of which have contributed to the improved profitability. The Company also benefited from a lowering of the effective income tax rate due to a shift in the allocation of income to more foreign source which is taxed at a lower rate. The increase in net earnings for the three months ended March 31, 2007 were partially offset by lower profitability in the Company’s Infrared Optics segment due to certain capacity and process challenges in the segment’s material growth area.

Bookings for the third quarter of fiscal 2007 increased 8% to $66,578,000 compared to $61,434,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the three months ended March 31, 2007 as compared to the same period last fiscal year was due to receipt of several large defense bookings received by the Company’s Marlow Industries, Inc. (Marlow) business unit. All other business units’ bookings for this period were consistent with the same period last fiscal year. Bookings for the nine months ended March 31, 2007 increased 11% to $203,026,000 compared to $183,439,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2007 as compared to the same period last fiscal year was primarily driven by increased bookings from the Near-Infrared Optics segment’s UV filter product line as well as increased Original Equipment Manufacturer (OEM) bookings in the Infrared Optics as laser system builders continue producing laser systems at a higher rate than the prior year.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings (loss) differ from income from operations in that segment earnings exclude certain operational expenses included in other income – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note K to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Bookings	$34,726	$34,108	2%	$98,853	$90,962	9%
Revenues	34,000	32,365	5%	97,652	87,970	11%
Segment earnings	8,817	10,836	(19)%	26,414	26,653	(1)%

Bookings for the third quarter of fiscal 2007 for Infrared Optics increased 2% to $34,726,000 from $34,108,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2007 increased 9% to $98,853,000 from $90,962,000 for the same period last fiscal year. The growth in bookings for the three and nine months ended March 31, 2007 as compared to the same periods last fiscal year was primarily driven by increased bookings from European OEMs. In addition, the segment is benefiting from increased requirements of replacement optics from aftermarket customers as more laser systems are being employed in a variety of applications. The increases in optics bookings were partially offset by the segment’s decrease in material bookings. During the three and nine months ended March 31, 2007, material bookings decreased compared to the same periods last fiscal year as a result of capacity constraints and lower zinc material yields.

Revenues for the third quarter of fiscal 2007 for Infrared Optics increased 5% to $34,000,000 from $32,365,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2007 increased 11% to $97,652,000 from $87,970,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2007 compared to the same periods last fiscal year was driven by increased shipment volume to both OEM and aftermarket customers. The increase in revenues for the current three and nine month periods were partially offset by lower shipments of the segment’s zinc material due to capacity constraints and material yield issue.

Segment earnings for the third quarter decreased 19% to $8,817,000 from $10,836,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2007 decreased 1% to $26,414,000 from $26,653,000 for the same period last fiscal year. The decrease in segment earnings for the three months ended March 31, 2007 compared to the same period last fiscal year was primarily due to yield and production capacity challenges relating to the segment’s material production operations as well as higher raw material costs and higher investments in internal research and development. The segment is in the process of addressing its yield issues as well as expanding its material growth capacity to capitalize on the increased product demands. For the nine months ended March 31, 2007 segment earnings were essentially flat as compared to the same period last fiscal year.

Near-Infrared Optics ($000’s)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2007	2006	Increase	2007	2006	Increase
Bookings	$8,826	$8,734	1%	$41,421	$32,356	28%
Revenues	12,866	6,886	87%	35,105	22,867	54%
Segment earnings (loss)	1,512	(279)	N/A	4,346	792	449%

Bookings for the third quarter of fiscal 2007 for Near-Infrared Optics increased 1% to $8,826,000 from $8,734,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2007 increased 28% to $41,421,000 as compared to $32,356,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2007 as compared to the same period last year were primarily driven by the increased demand of UV filter products.

Revenues for the third quarter of fiscal 2007 for Near-Infrared Optics increased 87% to $12,866,000 compared to $6,886,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2007 increased 54% to $35,105,000 compared to $22,867,000 for the same period last fiscal year. This increase was due to increased shipments of UV filter products during the current fiscal three and nine month periods compared to the same periods last fiscal year. In the prior year, certain UV filter revenues were deferred in accordance with revenue recognition principles in connection with a contract entered into during fiscal 2006. As of March 31, 2007, the UV filter inventory has been shipped to the customer and the segment has recognized the prior year’s deferral of revenues in the current fiscal periods. The Near-Infrared segment is also receiving increased shipment volume requirements from the customer during the current fiscal periods.

Segment earnings for the third quarter of fiscal 2007 were $1,512,000 compared to a segment loss of $279,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2007 increased to $4,346,000 from $792,000 for the same period last fiscal year. The increase in segment earnings for both the three and nine month periods compared to the same periods last fiscal year was primarily due to the increased margins recognized on the additional sales volume attributed to the UV filter product line.

Military Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Bookings	$5,778	$6,315	(9)%	$20,357	$20,528	(1)%
Revenues	7,065	7,707	(8)%	19,714	21,806	(10)%
Segment earnings (loss)	966	411	135%	1,810	(495)	N/A

Bookings for the third quarter of fiscal 2007 for Military Infrared Optics decreased 9% to $5,778,000 as compared to $6,315,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2007 decreased 1% to $20,357,000 as compared to $20,528,000 for the same period last fiscal year. The decrease in bookings for the three months ended March 31, 2007 as compared to the same period last year was due primarily to timing of orders related to the defense procurement cycle.

Revenues for the third quarter of fiscal 2007 for Military Infrared Optics decreased 8% to $7,065,000 compared to $7,707,000 in the third quarter last fiscal year. Revenues for the nine months ended March 31, 2007 decreased 10% to $19,714,000 compared to $21,806,000 for the same period last fiscal year. The decrease in revenues for the three and nine months ended March 31, 2007 compared to the same periods last fiscal year was primarily due to completion of the segment’s Javelin missile dome product line at the beginning of fiscal year 2007 as well as delayed shipments of customer supplied components for the Advanced Targeting POD program.

Segment earnings for the third quarter of fiscal 2007 increased 135% to $966,000 as compared to $411,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2007 were $1,810,000 compared to a segment loss of $495,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine months ended March 31, 2007 compared to the same periods last fiscal year was driven by increased manufacturing yields, lower scrap and rework costs, certain productivity improvements in selected operational departments, and a favorable product mix toward higher margin products.

Compound Semiconductor Group ($000’s)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2007	2006	Increase	2007	2006	Increase
Bookings	$17,248	$12,277	40%	$42,395	$39,593	7%
Revenues	13,154	12,405	6%	38,753	34,938	11%
Segment earnings	852	524	63%	1,865	409	356%

The Company’s Compound Semiconductor Group includes the combined operations of the Company’s Marlow subsidiary, eV PRODUCTS division, the Company’s WBG group and the Company’s AMDC group.

Bookings for the third quarter of fiscal 2007 for the Compound Semiconductor Group increased 40% to $17,248,000 compared to $12,277,000 in the third quarter of last fiscal year. The increase in bookings for the three months ended March 31, 2007 compared to the same period last fiscal year was due to receipt of several large defense orders received by the Group’s Marlow business unit. In addition, eV PRODUCTS booked a $0.8 million government research and development contract focusing on material improvement. Bookings for the nine months ended March 31, 2007 increased 7% to $42,395,000 compared to $39,593,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2007 compared to the same period last fiscal year was primarily driven by the Group’s Marlow and eV PRODUCTS units which have experienced increased customer demands for their unit’s products.

Revenues for the third quarter of fiscal 2007 for the Compound Semiconductor Group increased 6% to $13,154,000 compared to $12,405,000 in the third quarter of the last fiscal year. Revenues for the nine months ended March 31, 2007 increased 11% to $38,753,000 compared to $34,938,000 for the same period last fiscal year. The increase in revenues for both the three and nine month periods compared to the same period last fiscal year were primarily driven by increased shipments from both the Marlow and WBG group operating units.

Segment earnings for the third quarter of fiscal 2007 increased 63% to $852,000 compared to segment earnings of $524,000 in the third quarter of the prior fiscal year. Segment earnings for the nine months ended March 31, 2007 increased 356% to $1,865,000 compared to segment earnings of $409,000 for the same period last fiscal year. The improvement in segment earnings for both the three and nine months compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume in the Group as well as the increased production levels at Marlow’s Vietnam manufacturing facility which has resulted in the lowering of Marlow’s worldwide production cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2007 was $27,066,000 or 43% of net sales compared to $23,682,000 or 42% of net sales for the same period last fiscal year. Manufacturing gross margins for the nine months ended March 31, 2007 were $78,261,000 or 43% of net sales compared to $64,922,000 or 40% of net sales for the same period last fiscal year. The improvement in gross margin during the current three and nine month periods compared to the same periods last fiscal year was attributed to several factors. Operational improvements in the Company’s Military Infrared Optics segment resulting from productivity and yield improvements has resulted in lower scrap and rework costs as well as a more profitable product mix all have contributed to the incremental gross margin. The increased utilization of Vietnam manufacturing for both Marlow and the Near-Infrared Optics segment has lowered their worldwide cost structures. In addition, the incremental margins resulting from the increased volume of shipments from the majority of the Company’s business units have also impacted gross margins favorably. The increase in the gross margin was partially offset by production capacity and yield challenges relating to the Infrared Optics segment’s material production operations.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2007 was $1,054,000 or 28% of research and development revenues compared to a gross margin of $626,000 or 23% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the nine months ended March 31, 2007 was $2,242,000 or 25% of research and development revenue compared to a gross margin of $1,930,000 or 28% for research and development revenue for the same period last fiscal year. The increased contract gross margin for the current three month period compared to the same period last fiscal year was due to increased contract activity in the Company’s Compound Semiconductor Group. The Group recognized incremental contract margins resulting from a 36% increase in contract revenues during the current period. Contract gross margin percentage decreased for the current nine month period compared to the same period last fiscal year due to lower profitability of certain contracts in the Military Infrared Optics segment.

Company-funded internal research and development expenses for the third quarter of fiscal 2007 were $1,614,000 or 2% of revenues compared to $1,604,000 or 3% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2007 were $4,476,000 or 2% of revenues compared to $5,481,000 or 3% for the same period last fiscal year. The decrease in internal research and development expenses during the current three and nine month periods compared to the same periods last fiscal year was due to higher rate of internal use of personnel from the Company’s Compound Semiconductor Group allocated in support of the Group’s increased external contract activities.

Selling, general and administrative expenses for the third quarter of fiscal 2007 were $14,359,000 or 21% of revenues compared to $11,212,000 or 19% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2007 were $41,592,000 or 22% of revenues compared to $34,012,000 or 20% of revenues for the same period last fiscal year. The increase in selling, general and administrative expenses in both dollars and as a percentage of revenues in the current three and nine month periods compared to the same periods last fiscal year was primarily driven by an increase in the Company’s manpower levels and other administrative costs to support the increased sales volume. In addition, the Company recorded approximately $1.2 million more compensation expense in the current fiscal nine month period than in the comparable period last year relating to the Company’s deferred compensation program.

Interest expense for the third quarter of fiscal 2007 was $204,000 compared to $458,000 for the same period last fiscal year. For the nine months ended March 31, 2007 interest expense was $873,000 compared to $1,313,000 for the same period last fiscal year. The decrease in interest expense for the current fiscal three and nine month periods compared to the same periods last year was primarily due to the significant reduction in the Company’s outstanding debt levels between the periods. The decrease was partially offset by higher interest rates in the current periods compared to interest rates in effect in the prior fiscal year.

Other income for the third quarter of fiscal 2007 was $518,000 compared to other income of $164,000 for the same period last fiscal year. Other income for the nine months ended March 31, 2007 was $1,963,000 compared to $1,562,000 of other income for the same period last fiscal year. The increase in other income for the current three and nine month periods compared to the same periods last year was primarily due to increased earnings recognized from our minority investment in 5N Plus, Inc., a Canadian manufacturing company. In addition, the increase was also attributed to increased interest income earned from the Company’s excess cash reserves. Other income was partially offset by foreign currency losses as certain foreign currencies depreciated against the United States dollar during the current quarter.

The Company’s year-to-date effective income tax rate is 25.0% compared to an effective income tax rate of 29.8% for the same period in fiscal 2006. The decrease in the effective tax rate for the current year compared to the prior year is due to certain tax incentive programs in Singapore and Vietnam. These tax structures have allowed the Company to record earnings from these countries at either a reduced tax rate or at a zero tax rate.

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

Sources (uses) of Cash: ($ 000)

	Nine Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$25,635	$27,469
Proceeds from exercise of stock options	2,936	873
Net payments on short-term and long-term borrowings	(16,790)	(7,813)
Additions to property, plant and equipment	(13,837)	(12,684)
Purchases of treasury stock	(502)	(1,722)
Purchases of businesses	(840)	(1,628)

In the first nine months of fiscal 2007, cash provided by operations was approximately $25.6 million. The increase in cash was driven by the Company’s net earnings of approximately $26.7 million, depreciation and amortization of $12.0 million and share-based compensation expense of $2.3 million. The increase in cash was offset by working capital requirements of approximately $8.5 million and excess tax benefits from share-based compensation expense, deferred income taxes and other uses of cash of $6.9 million.

Net cash used in investing activities during the first nine months of fiscal 2007 of approximately $14.7 million was primarily for property, plant and equipment expenditures of $13.8 million. Net cash used in financing activities of $11.9 million included $2.9 million of proceeds from the exercise of stock options and $2.5 million of cash provided by excess tax benefits from share-based compensation offset by $16.8 million of net payments on borrowings and purchase of treasury stock of $0.5 million.

The Company replaced its existing credit facility in October 2006 with a new unsecured credit facility. The new facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain restrictive covenants, including those relating to minimum interest coverage and maximum leverage ratios.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company has repurchased 313,600 shares of common stock totaling $5.9 million under the share repurchase program as of March 31, 2007. During the nine months ended March 31, 2007, the Company repurchased 19,500 shares totaling $0.5 million. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan.

Our cash position, borrowing capacity and debt obligations are as follows:

($ 000)

	March 31, 2007	June 30, 2006
Cash and cash equivalents	$26,048	$26,885
Available borrowing capacity	47,800	27,400
Total debt obligations	14,315	31,167

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, treasury stock repurchases and internal growth for fiscal 2007.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2007.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Debt Obligations(1)	$14,315	$2,607	$108	$11,600	$—
Interest Payments(2)	3,303	727	1,435	1,141	—
Capital Lease Obligations	43	19	24	—	—
Operating Lease Obligations	9,775	885	4,296	3,050	1,544
Purchase Obligations	8,816	6,243	2,573		—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$36,252	$10,481	$8,436	$15,791	$1,544

(1)	The Company replaced its existing credit facility in October 2006 with a new unsecured line of credit expiring in October 2011 and it is reflected above.
(2)	Variable rate interest obligations are based on the interest rate in place at March 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended March 31, 2007.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks from product sales in foreign currencies. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a 300 million Yen loan with PNC Bank in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $6,000 and $19,000 for the three and nine months ended March 31, 2007, respectively. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.5 million to an increase of $0.6 million for the three months ended March 31, 2007, and in the range from a decrease of $1.5 million to an increase of $1.8 million for the nine months ended March 31, 2007.

For II-VI Singapore Pte., Ltd. and its subsidiaries and II-VI Suisse S.a.r.l., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.7 million and $2.2 million for the three and nine months ended March 31, 2007, respectively, and $1.7 million and $2.1 million for the three and nine months ended March 31, 2006.

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

Interest Rate Risks

As of March 31, 2007, the total borrowings of $14.3 million included a $11.5 million line of credit, $2.5 million loan denominated in Japanese Yen and a $0.3 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson and Creaturo concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely because of the material weakness in internal control over financial reporting related to certain goodwill impairment testing discussed in the Company’s Annual Report on Form 10-K filed on September 11, 2006. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recent fiscal quarter that had materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, management is focused on remediating the previously disclosed material weakness and has completed certain training opportunities to enhance the internal expertise in the interpretation of goodwill-related valuation results as well as enhancing its review procedures to ensure accurate interpretation of the valuation results.

PART II – OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no significant changes with regard to the Company’s risk factors that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no purchases of the Company’s securities under the Company’s repurchase program during the three months ended March 31, 2007.

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

II-VI INCORPORATED
(Registrant)

Date: May 9, 2007	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.