Form 10-K
period 2007-06-30
II-VI INC
filed 2007-09-10
CIK 820318

FORM 10-K

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 29, 2006, was approximately $660,071,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at September 5, 2007, was 29,578,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be issued in connection with the 2007 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Introduction

II-VI Incorporated (“II-VI” or the “Company”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the “Company,” “II-VI,” “we,” “us,” or “our” in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned subsidiaries. The Company's name is pronounced “Two Six Incorporated.” The majority of our revenues is attributable to the sale of infrared and near-infrared optical components for commercial and military laser applications, and compound semiconductor substrate-based products used in industrial, medical, security and military applications.

In December 2004, the Company acquired all the outstanding shares of Marlow Industries, Inc. (“Marlow”), a global leader in the design and manufacturer of thermo-electric products for cooling and power generation. Marlow is an operating unit within the Company’s Compound Semiconductor Group segment. In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG. In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. from L.O.T.-Oriel Laser Optik GmbH & Co. KG. In June 2007, the Company acquired substantially all of the equity interests of Pacific Rare Specialty Metals & Chemicals, Inc., a refiner and producer of selenium and tellurium metals and chemicals (“PRM”), which became an operating unit within the Company’s Military and Materials business segment. The assets and liabilities of PRM as of June 30, 2007 are included in our Consolidated Balance Sheets. The financial results of PRM were not included in our Consolidated Statements of Earnings for the year ended June 30, 2007, as this transaction was completed on June 26, 2007.

Our internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. On our website, we post the following reports as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meeting as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Securities Exchange Act of 1934. All such documents are located on the Investor Relations page of our website and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2007 is set forth in the consolidated statements of earnings and in Note L to the Company’s consolidated financial statements included in Item 8 of this Form 10-K. We also discuss certain Risk Factors set forth in Item 1A of this Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop, manufacture and market high-technology materials and derivative precision components and products for precision use in industrial, medical, military, security and aerospace applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating production processes and electronic integration to enable complex optoelectronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, defense, medical and telecommunications and are deployed in applications that we believe improve the cost and performance of laser cutting, welding and marking operations; reduce the cost and improve the reliability of medical procedures; reduce the cost and improve the reliability of sensors that enhance the safety and effectiveness of the armed forces of the United States (U.S.) and its allies; and reduce the cost and improve the performance of cooling and power generation solutions. A key strategy is to develop, refine and manufacture complex materials from the periodic table of elements. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, military fire control and missile guidance devices, advanced medical and security scanning systems, fiber optics and wireless communication systems, medical diagnostic systems, and various industrial, commercial and consumer thermal management solutions. We develop, manufacture and market infrared and near-infrared laser optical elements, military infrared optical components, thermo-electric cooling and power generation solutions, single crystal silicon carbide (SiC) substrates and x-ray and gamma-ray sensors.

Our U.S. production operations are located in Pennsylvania, Florida, California, New Jersey, Texas and Mississippi and our non-United States production operations are based in Singapore, China, Vietnam and the Philippines. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Germany, Japan, China, Switzerland, Belgium and the United Kingdom (U.K.). Approximately 42% of our revenues are from product sales to customers outside of the U.S.

Our primary products are as follows:

•

Laser-related products for CO2 lasers, forward-looking infrared systems and high precision optical elements used to focus and direct lasers onto target work surfaces. The majority of our laser products require advanced optical materials that are internally produced. We believe our vertical integration from material growth through fabrication, diamond turning and thin-film coating provides us with a significant competitive advantage.

•

Laser-related products for solid-state lasers and high precision optical elements used to focus and direct laser beams onto target work surfaces. The majority of our laser products require advanced optical materials that are internally produced. We believe our vertical integration from material growth through fabrication, thin-film coating and assembly provides us with a significant competitive advantage.

•

Military infrared products including optics for targeting and navigation systems that utilize advanced optical materials. We believe the vertical integration of our manufacturing processes for these military applications provides us with a significant competitive advantage.

•	Thermo-electric coolers and systems based on highly engineered semiconductor materials that provide reliable and low cost temperature control.

•	SiC substrates, which are wide bandgap semiconductor materials that offer high-temperature, high-power and high-frequency capabilities.

•

X-ray and gamma-ray sensors based on the semiconductor material Cadmium Zinc Telluride (CdZnTe). These sensors are attractive to customers due to increased performance, reduced size, improved ruggedness and lower voltage requirements as compared to traditional technologies.

Our Markets

Our market-focused businesses are organized by technology and products. Our business is comprised of the following primary markets:

1)	Design, manufacture and marketing of optical and electro-optical components and materials for infrared optics for industrial, medical and military applications by our Infrared Optics operations.

2)	Design, manufacture and marketing of ultra-violet, visible and near-infrared laser products for industrial, military, scientific and medical instruments, including laser gain materials and products for solid-state Yttrium Aluminum Garnet (YAG) and Yttrium Lithium Fluoride (YLF) lasers by our Near-Infrared Optics operations.

3)	Design, manufacture and marketing of infrared products for military applications by our Military Infrared Optics operations.

4)	Design, manufacture and marketing of thermo-electric-cooling and power-generation solutions for use in defense, telecommunications, medical, consumer and industrial markets serviced by our Compound Semiconductor Group’s Marlow Industries, Inc. operations.

5)	Design, manufacture and marketing of single crystal SiC substrates for use in defense and space, telecommunications, and industrial markets by our Compound Semiconductor Group’s Wide Bandgap Group (WBG) operations.

6)	Design, manufacture and marketing of x-ray and gamma-ray solid-state radiation sensors and components for defense, space, medical, and industrial markets serviced by our Compound Semiconductor Group’s eV PRODUCTS division operations.

Infrared Optics Market. Over the last few years, significant increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. Laser systems meet the demand of manufacturers to reduce part cost and improve quality, as well as augment process precision, speed, throughput, flexibility, repeatability, and automation. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating, and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Automobile manufacturers, for example, employ lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of recreational vehicles, motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because they allow easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking provides automated product, date, and lot coding on containers. In addition to being installed by original equipment manufacturers (OEMs) of laser systems in new machine builds, our optical components are purchased as replacement parts by end users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by our Infrared Optics segment is approximately $250 million.

Near-Infrared Optics Market. Over recent years, the laser market has continued to grow driven by increased applications in the industrial, medical, and military markets. Industrial market segments addressed by YAG lasers include higher power applications such as cutting and welding, and lower power applications such as marking and date coding. These markets are demanding higher power levels for less cost, creating competition from other technologies. Medical applications driving the recent market growth include aesthetic, vision correction, and dental lasers. The military market is driven by rangefinders, target designators, and missile detection. The largest growth segment of the military market impacting our Near-Infrared Optics business is the ultra-violet (UV) Filters used in early warning missile detection. The near-infrared market is further defined to address opportunities in the areas of custom crystals and near-infrared optics. We believe the current addressable market serviced by our Near-Infrared Optics segment is approximately $250 million.

Military Infrared Optics Market. Several key optical components such as windows, domes and related subassemblies are core products offered to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared windows, window assemblies and navigational and targeting systems are employed on fixed and rotary-wing aircraft, such as the F-16 fighter jet, Apache Attack Helicopter and the Joint Strike Fighter, ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle and Unmanned Air Vehicles. Infrared domes are used on missiles with infrared guidance systems ranging from small, man portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. Additionally, multiple fighter jets including the F-16 are being equipped with large area sapphire panels manufactured by our Company providing advanced targeting and imaging capabilities. The development and manufacture of these large area sapphire windows has played a key role in our capability to provide an even larger suite of sapphire panels that are a key component of the Joint Strike Fighter Electro Optical Targeting System. High-precision domes are an integral component of a missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our military infrared optical products are sold primarily to the U.S. government prime contractors and directly to various U.S. government agencies. We believe the current addressable market serviced by our Military Infrared Optics business is approximately $200 million.

Thermo-electric Coolers Market. Thermo-electric coolers (TECs) are solid-state semiconductor devices that act as small heat pumps to cool, heat, or temperature stabilize a wide range of materials, components and systems. Conversely, the principals underlying thermo-electrics allow TECs to be used as a source of power when subjected to a temperature difference. TECs are more reliable than alternative cooling solutions that require moving parts, and provide more precise temperature control solutions than competing technologies. TECs also have many other advantages over competing technologies that have spurred their adoption in a variety of industries and applications. TECs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and uncooled temperature stabilized night vision technologies and thermal reference sources that are deployed in smart and state-of-the-art weapons by our armed forces. TECs also allow for temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optics systems as well as cooling solutions for a variety of medical applications that are used primarily in instrumentation and analytical applications including DNA replication and blood analyzers. The industrial, commercial, and consumer markets provide a variety of niche applications ranging from desk top refrigerators and wine coolers to semi-conductor process and test equipment. Mosquito trap applications utilize the power generation capabilities of the technology to rid residences, resorts and refugee camps of mosquitoes. We believe the current addressable market serviced by our Marlow subsidiary is approximately $225 million.

Silicon Carbide Substrate Market. Silicon Carbide (SiC) is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are emerging at the high-performance end of the defense, telecommunication, and industrial markets. SiC has certain intrinsic physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example, the high thermal conductivity of SiC enables SiC and Gallium Nitride (GaN) based devices to operate at high power levels and still dissipate the excess heat generated. Typically, our customers deposit either SiC or GaN epitaxial layers on a SiC substrate and then fabricate optoelectronic or electronic devices. SiC and GaN based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High power, high frequency SiC based microwave devices are used in telecommunication base station transmitters and traditional silicon devices in both commercial and military air traffic radar applications. SiC high power, high-speed switching devices improve the performance and reliability of electrical power transmission and distribution systems and for motor controls in a wide variety of applications including aircraft, automotive, industrial, communications and energy exploration applications. We believe the current addressable market serviced by our Compound Semiconductor Group’s Wide Bandgap group is approximately $30 million.

X-ray and Gamma-ray Radiation Sensors Market. Solid-state radiation sensors and components are sold primarily to companies engaged in the manufacture of medical diagnostic, medical imaging, industrial gauging/inspection and security and monitoring equipment. The use of x-ray or gamma-ray radiation enables more rapid and accurate measurement of medical conditions, industrial quality and early detection and identification of nuclear and explosive materials. Solid-state sensors based on CdZnTe are making inroads against older, more established technologies, such as cryogenically cooled germanium detectors or sodium iodide scintillators coupled to photomultiplier tubes. Opportunities for x-ray and gamma-ray sensors are present in the areas of digital radiography, nuclear medicine, industrial gauging, radiation monitoring, security scanning, and nuclear safeguards/non-proliferation. We believe the current addressable market serviced by our Compound Semiconductor Group’s eV PRODUCTS division is approximately $50 million.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. Our significant materials capabilities are as follows:

•	Infrared Optics: Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS)

•	Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2) and Potassium Nickel Sulfate (KNS)

•	Military Optics: Germanium (Ge)

•	Thermo-electric coolers: Bismuth Telluride (Bi2Te3)

•	Silicon Carbide substrates: Silicon Carbide (SiC)

•	X-ray and gamma-ray sensors: Cadmium Zinc Telluride (CdZnTe)

We subsequently manufacture precision parts and components from these and other materials using expertise in low damage surface and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on long-term contracts with market leaders, which enables substantial forward planning and production efficiencies. We intend to capitalize on the execution of this proven model, participate effectively in the growth of the market and continue our focus on operational excellence as we execute additional growth initiatives.

Our specific strategies are as follows:

•

Vertical-Integration. By combining the capabilities of our various business segments and operating units, we have created opportunities for our businesses to address manufacturing opportunities across multiple disciplines and markets. Where appropriate, we develop and/or acquire technological capabilities in areas such as material refinement, crystal growth, fabrication, diamond-turning, thin-film coating and metrology.

•

Continue Investment in Manufacturing Operations. We continually invest in our manufacturing operations worldwide to increase production capacity and capabilities. During the fiscal years ended June 30, 2007, 2006 and 2005, we invested $21.3 million, $14.4 million and $19.1 million, respectively, for capital expenditures, the majority of which was for our manufacturing operations.

•

Enhance Our Reputation as a Quality and Customer Service Leader. We are committed to understanding our customers' needs and meeting their expectations. We have established ourselves as a consistent high quality supplier of components into our customers' assembly lines. In many cases, we deliver on a just in time basis. We believe our quality and delivery performance enhance our relationships with our customers.

•

Utilize Asian Manufacturing Operations. Our manufacturing operations in Singapore and China play an important role in the operational and financial performance of the Company, specifically for the Infrared and Near-Infrared Optics segments. We will continue to invest in these operations and utilize their capabilities. During the fiscal year ended June 30, 2005, we established a manufacturing operation in Vietnam which services our Near-Infrared Optics and Compound Semiconductor Group segments. During the fiscal year ended June 30, 2007, we acquired PRM. Our Asian operations also help to lower our overall effective tax rates as the tax structures in these countries are lower than other countries in which the Company does business.

•

Pursue Strategic Acquisitions and Alliances. Some of the markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will carefully pursue strategic acquisitions and alliances with a limited number of companies whose products or technologies may compliment our current products, expand our market opportunities or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve and further leverage our competencies and economies of scale. During the fiscal year ended June 30, 2007 we acquired PRM, we made a minority investment in Guangdong Fuxin Electronic Technology Company, a China-based manufacturer of thermo-electric consumer appliances, and we purchased the remaining 25% interest of II-VI Suisse S.a.r.l.

•

Pursue Military Programs. Our Military Infrared Optics business serves military and defense applications. In addition, a portion of our other businesses are focused on products that are utilized in military and defense applications. Our strategy is to actively work with major defense contractors during the initial product development phase in order to incorporate our products into our customers’ systems. Early participation in long-term programs has proven to be a successful strategy and a competitive advantage in addressing the military market.

•

Balanced Approach to Research and Development. Our research and development program includes both internally and externally funded research and development expenditures targeting an overall investment between 5 and 10 percent of product revenues. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

Our Products

The main products for each of our businesses are described as follows:

Infrared Optics. We supply a broad line of precision infrared optical components such as lenses, output couplers, windows and mirrors for use in CO2 lasers. Our precision optical components are used to attenuate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as zinc selenide, copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer of ZnSe in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We serve the aftermarket via a combination of selling to OEM’s and selling directly to end system users through our direct sales and marketing employees.

Near-Infrared Optics. We offer a wide variety of standard and custom laser gain materials and optics for industrial, medical, military, scientific and research and development laser systems. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer demands. Key materials and precision optical components for YAG and other solid-state laser systems complete our near-infrared optics product offerings. We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets. Our Near-Infrared Optics segment also produces components for UV Filters used in early warning missile detection. The end use of the products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked.

Military Infrared Optics. We offer optics and optical subassemblies for military infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and subassemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, ZnSe, ZnS, germanium, silicon, and aluminum oxynitride. In addition, our products also include visible materials and fused silica. Our products are currently utilized on the Abrams M-1 Tank, Apache Attack Helicopter, F-15, F/A-18 and F-16 military aircraft, UAV’s and other platforms, as well as future production programs such as the F-35 Joint Strike Fighter.

Thermo-electric Coolers. We supply a broad array of TECs and related assemblies to various market segments. In the defense market, TECs are used in guidance systems, smart weapons and night vision systems. TECs are also used in products providing temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optic communication systems. We also produce and sell a variety of solutions from thermo-electric components to complete subsystems used in the medical equipment market and other industrial and commercial applications. We offer single stage TECs, multi-stage TECs, extended life coolers and thermo-electric thermal reference sources.

SiC. Our product offerings are 6H-SiC (semi-insulating and conducting) and 4H-SiC (conducting) poly-types and are available in several diameter sizes. SiC substrates are used in solid-state lighting, wireless infrastructure, radio frequency (RF) electronics and power switching industries.

Solid-State Radiation Sensors. We design, manufacture and market CdZnTe room temperature, solid-state radiation sensors combined with custom-designed low noise electronics and imbedded control systems. CdZnTe based imaging arrays are used in nuclear medicine (internally emitted gamma-rays), radiography (x-rays from an external source), security applications and food and beverage inspection.

Research, Development and Engineering

Our research and development program includes internally and externally funded research and development expenditures targeting an overall investment of between 5 and 10 percent of product revenues. From time to time, the ratio of externally funded contract activity to internally funded contract activity varies due to the unevenness of government research programs and changes in the focus of our internally funded research programs. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2007, we employed 291 people in research, development and engineering functions, 242 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2007, we made focused research and development investments in:

•

Silicon Carbide Substrate Technology: Technology development efforts in silicon carbide substrates continue to move forward, with emphasis in the areas of material purity, defect density reduction, surface polishing and diameter expansion. We were awarded development funding as a team partner on a multi-year, Defense Advanced Research Projects Agency SiC initiative. This program is focused on materials optimization, device development and Department of Defense (DOD) system module demonstration for high power radar, electronic warfare, missile seeker and communication system. We have also been awarded funding by the Air Force Research Laboratory (AFRL) and Missile Defense Agency (MDA) focused on the development and producability of 100mm diameter SiC substrates for RF applications. In addition, we have launched a significant research and development program to improve manufacturing yields using Design of Experiment (DOE) methodology. Our research and development efforts in this area have been both internally and externally funded.

•

Ultra-violet Filters: Development activities for our UV Filter product line include enhancing process control, yields and capacity. Our research and development efforts in this area have been both internally and externally funded.

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

•

Thermo-electric Materials and Devices: Within our Compound Semiconductor Group’s Marlow subsidiary, we continue to develop the industry-leading Bi2Te3 Micro-Alloyed Materials (MAM) for thermo-electric cooling applications. Enabled by the thermal performance and fine grain microstructure of MAM, Marlow’s research and development has focused on achieving levels of miniaturization and watt density beyond the reach of TECs based on single crystal and polycrystalline materials produced by standard crystal growth techniques. In addition, we are developing capabilities in thermo-electric power generation materials that, combined with our advantageous intellectual property position, will allow us to bring to market new thermo-electric compounds that have been developed for NASA. Our research and development efforts in thermo-electric materials have been both internally and externally funded.

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

Internal research and development expenditures were $6.4 million, $6.9 million and $5.8 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. For these same periods, the external research and development expenditures were $9.6 million, $7.1 million and $6.8 million, respectively.

Marketing and Sales

We market our products through a direct sales force in the U.S., Japan, Singapore, China, the Philippines, Germany, Belgium, Switzerland and the U.K., and through representatives and distributors elsewhere in the world. Our market strategy is focused on understanding customer requirements and building market awareness and acceptance of our products. New products are constantly being produced and sold to our established customers in all markets.

Each of our product lines is responsible for its own worldwide marketing and sales functions, as follows, although certain subsidiaries sell more than one product line:

1)	The Infrared Optics marketing and sales activities are handled through a direct sales force in the U.S. and through our wholly-owned subsidiaries in Japan, Singapore, China, Germany, Belgium, Switzerland and the U.K. Distributors are utilized throughout the rest of the world.

2)	The Near-Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S., through our wholly-owned international subsidiaries as well as distributors throughout the rest of the world.

3)	The Military Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S.

4)	The thermo-electric coolers marketing and sales initiative is handled through a direct sales force in the U.S., through our wholly-owned subsidiaries in Japan and the U.K. as well as through distributors throughout the world.

5)	The silicon carbide marketing and sales initiative is handled through a direct sales force in the U.S. and through our wholly-owned international subsidiaries.

6)	The x-ray and gamma-ray sensors marketing and sales initiative is handled through a direct sales force in the U.S. and through our wholly-owned international subsidiaries and manufacturers' representatives throughout the rest of the world.

Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising, attendance at trade shows and customer partnerships. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers' systems. As of June 30, 2007, we employed 118 individuals in sales, marketing and support.

Due to our customers' buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September are typically below those in the preceding quarter. Our first fiscal quarter results often are dependent upon the sales made in the last month of the quarter.

Manufacturing Technology and Processes

As noted in the “Our Strategy” section, many of the products we produce depend on our ability to manufacture and refine technically challenging materials and components. The table below shows these key materials.

Product Line	Materials Produced
• Infrared Optics	ZnSe and ZnS
• Near-Infrared Optics	YAG, YLF, CaF2 and KNS
• Military Optics	Ge
• Thermo-electric Coolers	Bi2Te3
• Silicon Carbide Substrates	SiC
• X-ray and Gamma-ray Sensors	CdZnTe

The ability to produce, process and refine these difficult materials and to control the quality and yields is an expertise of the Company. Processing these materials into finished products is also difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customer's instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture, and there are very few industry-standard products.

Our network of worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages and enable proximity to our customers. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include automated, Computer Numeric Control optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Manufacturing products for use across the electro-magnetic spectrum requires the capabilities to repeatedly produce products with high yields to atomic tolerances. We embody a technology and quality mindset that gives our customers the confidence to utilize our products on a just in time basis straight into the heart of their production lines.

Sources of Supply

The major raw materials we use include Zinc, Selenium, Hydrogen Selenide, Hydrogen Sulfide, Cadmium, Tellurium, Yttrium Oxide, Aluminum Oxide, Iridium, Platinum, Bismuth, Silicon, Thorium Fluoride, Antimony, Carbon, Gallium Arsenide, Copper, Silicon, Germanium, Molybdenum, Quartz, optical glass and other materials. Excluding our own production, there are more than two external suppliers for all of the above materials except for Zinc Selenide, Zinc Sulfide, Hydrogen Selenide and Thorium Fluoride, for each of which there is one proven source of supply outside of the Company’s capabilities. For many materials, we have entered into purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

Customers

Our existing customer base for infrared optics for our laser component products consists of over 5,000 customers worldwide. The three main groups of customers for these products are as follows:

•	Original equipment manufactures (OEM’s) and system integrators of industrial, medical and military laser systems. Representative customers are Rofin-Sinar Technologies, Trumpf, and Bystronic.

•	Laser end users who require replacement optics for their existing laser systems. Representative customers are John Deere and Caterpillar.

•	Military and aerospace customers who require products for use in advanced targeting, navigation and surveillance. Representative customers are Northrop Grumman and Lockheed-Martin.

For our near infrared optics products, our customers are original equipment manufacturers and system integrators of solid-state lasers used in industrial, scientific, military and medical markets. Representative customers include Volkswagen, Candela Corporation and Alliant Technologies.

For our military infrared optics products, our customers are manufacturers of equipment and devices for aerospace, defense and commercial markets. Representative customers include Lockheed-Martin, Raytheon Corporation, General Dynamics and various U.S. government agencies.

For our thermo-electric cooler products, our customers are manufacturers and developers of equipment and devices for defense and space, telecommunications, medical and industrial and commercial markets. Representative customers include Raytheon, Beckman Coulter and American Biophysics Corp.

For our SiC products, our customers are manufacturers and developers of equipment and devices for high power RF electronics and high power and high voltage switching and power conversion systems for both Department of Defense and commercial applications. We are currently dependent on a limited number of key customers for this product line and we face strong competition from the industry leader and other market participants.

For our solid-state radiation sensor products, our customers are manufacturers of equipment and devices for medical imaging, defense applications, nuclear safeguards, space and industrial applications. We are currently dependent on a limited number of key customers for this product line and face strong competition from suppliers of products based on incumbent and legacy technology.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of commercial infrared laser optics and materials, we believe we are an industry leader. We are a significant supplier of YAG rods and near-infrared laser optics to the worldwide markets for defense, scientific, research, medical and industrial applications. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to major military prime contractors. We believe we are a global leader in the design and manufacturer of thermo-electric coolers and thermal control subsystems. We believe we are a preferred alternative to the leading supplier of single crystal SiC substrates for use in the defense, telecommunication and industrial markets. We believe we are the leading supplier of CdZnTe substrates and devices for x-ray and gamma-ray sensors and components.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors that have greater financial, selling, marketing or technical resources. A competitor in the production of ZnSe is Rohm and Haas Company. Competitors producing infrared and CO2 laser optics include Sumitomo Electric and Ophir Optronics as well as several companies producing limited quantities of infrared and CO2 laser optics. Competing producers of YAG materials and optics include Northrop Grumman Corporation, Saint-Gobain and CVI Laser Corporation. Competing producers of infrared optics for military applications are Goodrich, Elcan and in-house fabrication and thin-film coating capabilities of major military prime contractors, such as Raytheon Corporation. Competing producers of thermo-electric coolers include Komatsu, Laird-Melcor and ITI Ferrotec. Competing producers of single crystal SiC substrates include Cree, Dow Corning and SiCrystal. Competing producers of CdZnTe and CdZnTe sensors include Acrorad, Orbotech and Redlen.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2007, our bookings, including those bookings converted to revenues prior to year end, were approximately $275 million compared to bookings of approximately $242 million for the year ended June 30, 2006.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2007, our backlog was approximately $107 million compared to approximately $84 million at June 30, 2006.

Employees

As of June 30, 2007, we employed 2,138 persons worldwide. Of these employees, 291 were engaged in research, development and engineering, 1,460 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals. Two hundred and twelve employees located in the Philippines are covered under a collective bargaining agreement.

Trade Secrets, Patents and Trademarks

We rely on our trade secrets, proprietary know-how, invention disclosures and patents to help us develop and maintain our competitive position. We have begun to aggressively pursue process and product patents in certain areas of our businesses. We have confidentiality and noncompetition agreements with certain personnel. We require all U.S. employees sign a confidentiality and noncompetition agreement upon commencement of employment.

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

We currently hold ten registered trademarks:

“CAPture(TM)” for gamma-ray spectrometers for portable instrumentation utilized by our eV PRODUCTS division

“EPIready(TM)” for low surface damage substrates for Mercury Cadmium Telluride epitaxy

“eV PRODUCTS(TM)” for products manufactured by our eV PRODUCTS division

“II-VI Incorporated(TM)”

“Infraready Optics(TM)” for replacement optics for industrial CO2 lasers

“Laser Power Corporation(TM)”

“MP-5(TM) for low absorption coating technology”

“Marlow Industries, Inc.(TM)” name

“Marlow Industries, Inc.(TM)” trademark

“Z-Bond(TM)” for epoxy bonding of substrates and/or ASICs utilized by our eV PRODUCTS division

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

We Depend on Highly Complex Manufacturing Processes Which Require Products from Limited Sources of Supply

We utilize high quality, optical grade ZnSe in the production of many of our infrared optical products. We are the leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. ZnSe is available from only one outside source whose quantities and qualities may be limited. The unavailability of necessary amounts of high quality ZnSe would have a material adverse effect upon us. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

We produce Hydrogen Selenide gas which is used in our production of ZnSe. There are risks inherent in the production and handling of such material. Our inability to effectively handle Hydrogen Selenide could require us to curtail our production of Hydrogen Selenide. Hydrogen Selenide is available from only one outside source whose quantities and qualities may be limited. The cost of purchasing such material is greater than the cost of internal production. As a result, the purchase of a substantial portion of such material from the outside source would increase our ZnSe production costs. Therefore, our inability to internally produce Hydrogen Selenide could have a material adverse effect on our business, results of operations or financial condition.

In addition, we produce and utilize other high purity and relatively uncommon materials and compounds to manufacture our products. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

International Sales Account for a Significant Portion of Our Revenues

Sales to customers in countries other than the U.S. accounted for approximately 42%, 41% and 40% of revenues during the years ended June 30, 2007, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore, China, Vietnam and the Philippines and maintain direct sales offices in Germany, Japan, Switzerland, the U.K. and Belgium. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse affect on our business, results of operations, or financial condition by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in Yen and, accordingly, are affected by fluctuations in the dollar/Yen currency exchange rates. We generally reduce our exposure to such fluctuations of the Yen through forward exchange agreements which target to hedge approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation of the Yen in the U.S. dollar/Japanese Yen currency exchange rate.

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

There Are Limitations on the Protection of Our Intellectual Property

We rely on a combination of trade secrets, patents, copyright and trademark laws combined with employee non-competition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against us. Asserting our rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third party were successful in a claim that one of our processes infringed its proprietary rights, we may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify processes so that they no longer infringe such proprietary rights, any of which could have a material adverse effect on our business, results of operations or financial condition.

Our Success Depends on the Ability to Retain Key Personnel

We are highly dependent upon the experience and continuing services of certain scientists, engineers and production and management personnel. Competition for the services of these personnel is intense, and there can be no assurance that we will be able to retain or attract the personnel necessary for our success. The loss of the services of our key personnel could have a material adverse effect on our business, results of operations or financial condition.

Keeping Pace with Key Industry Developments is Essential

We are engaged in industries which will be affected by future developments. The introduction of products or processes utilizing new developments could render existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful in identifying, developing and marketing new products, applications and processes and that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes, or that our products, applications or processes will adequately meet the requirements of the marketplace and achieve market acceptance. Our business, results of operations and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or if we did not gain market acceptance for the same.

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

The following information relates to significant acquisitions made since fiscal year ended June 30, 1995.

Acquired Party	Year Acquired	Business Segment	Percentage Ownership as of June 30, 2007
Virgo Optics Division of Sandoz Chemicals Corporation	Fiscal 1995	Near-Infrared Optics	100%
Lightning Optical Corporation	Fiscal 1996	Near-Infrared Optics	100%
Laser Power Corporation	Fiscal 2001	Military and Materials and Infrared Optics	100%
Silicon Carbide Group of Litton Systems, Inc.	Fiscal 2002	Compound Semiconductor Group	100%
5NPlus, Inc.	Fiscal 2002	Compound Semiconductor Group	36%
II-VI Deutschland GmbH	Fiscal 2003 and Fiscal 2006	Infrared Optics and Near-Infrared Optics	100%
II-VI Suisse S.a.r.l.	Fiscal 2004 and Fiscal 2007	Infrared Optics	100%
Ultra-Violet Filter Product Line of Coherent, Inc.	Fiscal 2004	Near-Infrared Optics	100%
Marlow Industries, Inc.	Fiscal 2005	Compound Semiconductor Group	100%
Pacific Rare Specialty Metals & Chemicals, Inc.	Fiscal 2007	Military and Materials	98%

Our Revenues May Suffer if General Economic Conditions Worsen

Our revenues and earnings may be affected by general economic factors, such as inflation, currency fluctuations and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. Therefore, any significant downturn or recession in the U.S. or other countries could have a material adverse effect on our business, results of operations or financial condition.

A Significant Portion of Our Business is Dependent on Other Cyclical Industries

Our business is significantly dependent on the demand for products produced by end-users of industrial lasers. Many of these end-users are in industries that historically have experienced a highly cyclical demand for their products. As a result, demand for our products is subject to cyclical fluctuations. This cyclical demand could have a material adverse effect on our business, results of operations or financial condition.

Our Revenues are Subject to Potential Seasonal Fluctuations

Due to our customers’ buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September could be below those in the preceding quarter. Our first fiscal quarter results often are dependent upon the sales made in the last month of the quarter.

Declines in the Operating Performance of one of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill

As of June 30, 2007 we had goodwill of approximately $24.5 million in our Consolidated Balance Sheet. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material adverse effect on our results of operations or financial condition.

Exposure to Government Markets

With the acquisition of Marlow and the increase in the military portion of our Near-Infrared Optics businesses, as well as our continued Military Infrared Optics business, sales to customers in the defense industry have increased. These customers in turn generally contract with a governmental entity, typically the U.S. government. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

Provisions in our Articles of Incorporation and By-Laws May Limit the Price that Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our articles of incorporation and by-laws contain provisions which could make us a less attractive target for a hostile takeover or make more difficult or discourage a merger proposal, a tender offer or a proxy contest. The provisions include: classification of the board of directors into three classes; a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors; the ability of the board of directors to issue additional shares of Common Stock or preferred stock without shareholder approval; and certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class).

In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in our control. All of these may limit the price that investors may be willing to pay for shares of our Common Stock.

We Are Subject to Stringent Environmental Regulation

We use or generate certain hazardous substances in our research and manufacturing facilities. We believe that our handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. We invest substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment resulting from the presence and handling of such hazardous substances. We regularly conduct employee physical examinations and workplace monitoring regarding such substances. When exposure problems or potential exposure problems have been uncovered, corrective actions have been implemented and re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance.

Relative to the generation and use of the hazardous substance Hydrogen Selenide, we have in place an emergency response plan. Special attention has been given to all procedures pertaining to this gaseous material to minimize the chances of its accidental release into the atmosphere.

With respect to the manufacturing, use, storage and disposal of the low-level radioactive material Thorium Fluoride, our facilities and procedures have been inspected and licensed by the Nuclear Regulatory Commission. Thorium-bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Clive, Utah.

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

Some Laser Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Laser systems are inherently complex in design and require ongoing maintenance. As a result of the technical complexity of our products, changes in our or our suppliers' manufacturing processes or in the use of defective or contaminated materials by us or our suppliers, a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability could result. To the extent that we do not achieve acceptable yields or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things: loss of customers; increased costs of product returns and warranty expenses; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; or legal action by our customers. The occurrence of any one or more of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Recently Issued Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of evaluating the effect that the adoption of this interpretation will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 will become effective for the Company beginning July 1, 2008. The provisions of this statement are to be applied prospectively with a cumulative effect of accounting change recognized upon initial application. We are currently evaluating the impact that SFAS 157 may have on the Company’s consolidated financial statements for the fiscal year ending June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to impact its consolidated financial statements for the fiscal year ending June 30, 2008.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our principal properties at June 30, 2007 is set forth below:

	Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
United States:	Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Compound Semiconductor Group	235,000	Owned
	Dallas, TX	Manufacturing	Compound Semiconductor Group	93,000	Owned and Leased
	Temecula, CA	Manufacturing	Military and Materials	66,000	Leased
	New Port Richey and Port Richey, FL	Manufacturing	Near-Infrared Optics	65,000	Owned
	Pine Brook, NJ	Manufacturing and Research and Development	Compound Semiconductor Group	14,000	Leased
	Starkville, MS	Manufacturing	Compound Semiconductor Group	2,000	Leased
Foreign Locations:	Philippines	Manufacturing	Military and Materials	226,000	Leased
	Vietnam	Manufacturing	Near-Infrared Optics and Compound Semiconductor Group	35,000	Leased
	China	Manufacturing	Infrared Optics and Near-Infrared Optics	33,000	Leased
	Singapore	Manufacturing	Infrared Optics	30,000	Leased
	Japan	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
	Switzerland	Distribution	Infrared Optics	3,000	Leased
	Belgium	Distribution	Infrared Optics	3,000	Leased
	United Kingdom	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
	Germany	Distribution	Infrared Optics and Near-Infrared Optics	2,000	Leased

The above properties include facilities except for the Philippines location which is land only.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims and lawsuits incidental to the business. Each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial position, liquidity or results of operation. During the year ended June 30, 2006, the Company received a verdict award in a trade secret lawsuit in the amount of $0.8 million and recorded this amount in other income, net in its Consolidated Statements of Earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers(1) of the Company and their respective ages and positions are as follows:

Name	Age	Position
Francis J. Kramer	58	President, Chief Executive Officer and Director
Carl J. Johnson	65	Chairman and Director
Herman E. Reedy	64	Executive Vice President – Infrared Optics
James Martinelli	49	Vice President – Government and Military Businesses
Vincent D. Mattera, Jr.	51	Vice President – General Manager – Compound Semiconductor Group
Craig A. Creaturo	37	Chief Financial Officer and Treasurer

(1)	Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is elected and qualified.

Francis J. Kramer has been employed by the Company since 1983, has been its President since 1985, and has been its Chief Executive Officer since July 2007. Mr. Kramer has served as a Director of the Company since 1989. Previously, Mr. Kramer served as Chief Operating Officer from 1985 to June 2007. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh with a B.S. degree in Industrial Engineering and from Purdue University with an M.S. degree in Industrial Administration.

Carl J. Johnson, a co-founder of the Company in 1971, serves as Chairman and Director of the Company. Dr. Johnson has served as a Director of the Company since 1971 and Chairman since 1985. He served as President of the Company from 1971 until 1985, and as Chief Executive Officer from 1985 until June 2007. From 1966 to 1971, Dr. Johnson was Director of Research & Development for Essex International, Inc., an automotive electrical and power distribution products manufacturer. From 1964 to 1966, Dr. Johnson worked at Bell Telephone Laboratories as a member of the technical staff. Dr. Johnson completed his Ph.D. in Electrical Engineering at the University of Illinois. He holds B.S. and M.S. degrees in Electrical Engineering from Purdue University and Massachusetts Institute of Technology (MIT), respectively.

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

Vincent D. Mattera, Jr., has been employed by the Company since 2004 and has been Vice President since November 2005. Previously Dr. Mattera had served as a Director of the Company from 2000 to 2002. Dr. Mattera had been Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and

Communications Technologies Group) since 2001. Previously, Dr. Mattera was Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. degrees in Chemistry from the University of Rhode Island and Brown University, respectively.

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

	High	Low
Fiscal 2007
First Quarter	$26.52	$17.24
Second Quarter	$28.53	$24.07
Third Quarter	$33.85	$28.55
Fourth Quarter	$36.08	$26.22

Fiscal 2006
First Quarter	$19.81	$17.25
Second Quarter	$20.88	$16.75
Third Quarter	$18.65	$15.30
Fourth Quarter	$21.77	$17.19

On September 5, 2007, the last reported sale price for the Common Stock was $30.67 per share. As of such date, there were approximately 951 holders of record of the Common Stock.

The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

The following table provides information with respect to the Company’s purchases of its equity securities during the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2007 to April 30, 2007	—	—	—	186,400
May 1, 2007 to May 31, 2007	—	—	—	186,400
June 1, 2007 to June 30, 2007	—	—	—	186,400

(1)	A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

PERFORMANCE GRAPH

The following graph compares cumulative total stockholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies listed in the Nasdaq Market Index and with a peer group of companies constructed by the Company for the period from June 30, 2002, through June 30, 2007. The Peer Group includes AXT, Inc., Coherent Inc., Electro Scientific Industries, Inc., Excel Technology Inc. and Rofin-Sinar.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ MARKET INDEX AND THE PEER GROUPS

	Base Year 2002	2003	2004	2005	2006	2007
The Company	100.00	156.37	207.72	249.19	247.97	368.16
Peer Group Index	100.00	84.61	135.65	137.36	200.36	226.69
NASDAQ Index	100.00	111.02	139.94	141.46	150.42	179.30

The above graph represents and compares the value, through June 30, 2007, of a hypothetical investment of $100 made at the closing price on June 30, 2002, in each of (i) the Company’s Common Stock, (ii) the Nasdaq Market Index, (iii) the companies comprising the Peer Group and assuming, in each case, the reinvestment of dividends. The cumulative shareholder return through June 30, 2007 indicates that the Company has outperformed the Nasdaq Market Index and the Peer Group.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

Year Ended June 30,	2007	2006	2005	2004	2003
(000 except per share data)
Statement of Earnings

Net revenues	$263,195	$232,525	$194,040	$150,848	$128,210
Net earnings	$37,966	$10,794	$23,255	$16,522	$10,922
Basic earnings per share	$1.29	$0.37	$0.80	$0.58	$0.39
Diluted earnings per share	$1.25	$0.36	$0.78	$0.56	$0.38
Diluted weighted average shares outstanding	30,288	29,901	29,909	29,436	28,780

June 30,	2007	2006	2005	2004	2003
($000)
Balance Sheet

Working capital	$108,163	$82,598	$73,854	$46,784	$40,200
Total assets	287,924	250,296	252,678	184,486	163,297
Long-term debt	14,940	23,614	41,180	7,986	16,782
Total debt	14,995	31,167	44,981	15,536	23,705
Retained earnings	158,287	120,321	109,527	86,272	69,891
Shareholders’ equity	219,440	170,591	160,471	132,866	112,219

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “projects,” or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in this Item 1A, which are incorporated herein by reference.

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

Our customer base includes OEM, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring, x-ray imaging, U.S. government prime contractors, various U.S. government agencies and thermo-electric solutions. Approximately 42% of our revenues during the fiscal year ended June 30, 2007 were from product sales to customers outside the U.S.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on the financial statements.

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

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2007, 2006 and 2005. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a historical percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. If actual returns in the future are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required.

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

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment or when events or changes in circumstances indicate that goodwill might be impaired. Other intangible assets are amortized over their estimated useful lives. The determination of related estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired involves judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations may employ a combination of present value techniques to measure fair value and consider market factors. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the reporting unit. Changes in our financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand, operational challenges and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our determination of future fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down.

The Company records certain bonus and profit sharing estimates as a charge against earnings. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end and final determination of the applicable percentage. Other bonuses are paid annually.

The Company records an estimated income tax liability to recognize the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Judgment is required in estimating the future income tax consequences of events that have been recognized in the Company’s financial statements or the income tax returns. The Company establishes reserves when, despite management’s belief that the

Company’s tax return positions are fully supportable, it believes that certain positions are probable of being challenged upon review by tax authorities. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The resolution of tax matters is not expected to have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

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

The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.3 million per occurrence and $1.0 million in the aggregate per policy year. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

Fiscal 2007 Compared to Fiscal 2006

RESULTS OF OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$274.5	$242.3	13%
Revenues	263.2	232.5	13%
Net earnings	38.0	10.8	252%
Diluted earnings per share	1.25	0.36	247%

BOOKINGS Bookings increased 13% to $274.5 million in fiscal 2007 compared to $242.3 million in fiscal 2006. Order backlog increased to $107.2 million at June 30, 2007 and included backlog of $11.7 million from the acquisition of Pacific Rare Specialty Metals & Chemicals, Inc. Several factors have contributed to the increase in bookings in all segments of the Company during fiscal 2007, in particular:

•

Success in meeting the required ramp-up of deliveries of Ultra-violet (UV) Filter assemblies from our Near-Infrared Optics segment has allowed the Company to continue to win additional orders for this important defense system resulting in an 80% increase in UV Filter bookings in fiscal 2007 over fiscal 2006.

•

Improvement gains in SiC crystal growth quality, yield and manufacturing from our Compound Semiconductor Group has allowed the Company to win significant contract bookings to further develop and manufacture substrates for the power electronics market resulting in a 76% increase in contract bookings in fiscal 2007 over fiscal 2006.

•	Exceptional growth in China across multiple segments has resulted in a doubling of the bookings rate in fiscal 2007 over fiscal 2006.

•

Worldwide demand from builders of both high and low power industrial lasers and systems remained strong in fiscal 2007 resulting in a 10% growth in bookings for our Infrared Optics segment in fiscal 2007 over fiscal 2006.

To address this continued strong demand, significant capital expenditures were and are continuing to be made in fiscal 2007 and beyond to expand capacity and capabilities at our manufacturing sites worldwide.

REVENUES Revenues increased 13% to $263.2 million in fiscal 2007 compared to $232.5 million in fiscal 2006. Revenues grew in fiscal 2007 over fiscal 2006 in the majority of the Company’s business segments in line with the strong order bookings experienced in the markets that the Company serves. The Company’s Near-Infrared Optics segment led this increase, with revenue increases of 48% in fiscal 2007 over fiscal 2006. This segment’s UV Filter product line has significantly increased shipments during the current fiscal year and has successfully ramped-up its capacity to meet a customer’s continued higher demands. Strong demand from laser system builders particularly in Japan and North America for products of our Infrared Optics segment resulted in increased shipments during fiscal 2007 over fiscal 2006.

NET EARNINGS Net earnings increased 252% in fiscal 2007 to $38.0 million ($1.25 per share-diluted) from $10.8 million ($0.36 per share-diluted) in fiscal 2006. Net earnings for the year ended June 30, 2006 included a non-cash goodwill impairment charge of $17.6 million ($0.59 per share-diluted). All of the Company’s business segments experienced improved net earnings in fiscal 2007 over fiscal 2006. In particular, productivity improvements, increased yields and lower rework costs resulted in the most significant earnings improvement in our Military and Materials business segment. The Company’s continued ability to control costs and improve productivity yields in most of the Company’s segments also contributed to the improved net earnings. The increase in net earnings in the Company’s Infrared Optics segment lagged behind the Company’s other business segments earnings gains due to certain process and capacity challenges in the segment’s material growth area. Finally, net earnings were improved due to a generation of income from more foreign sources which is taxed at a lower rate. The favorable mix of foreign versus domestic profits in fiscal 2007 over fiscal 2006 resulted in an overall decrease in the worldwide effective tax rate.

SEGMENTS Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings excludes certain operational expenses included in other expense – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See also Note L to the Company’s Consolidated Financial Statements for further information on the Company’s reportable segments.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$134.6	$122.2	10%
Revenues	132.8	120.4	10%
Segment earnings	35.7	34.5	3%

Bookings for fiscal 2007 for Infrared Optics increased 10% to $134.6 million from $122.2 million in fiscal 2006. Builders of high and low power lasers and systems continue to demand optical components for the expanding worldwide base of laser systems. Infrared optics orders to customers in China experienced exceptional growth in fiscal 2007, more than doubling over the last fiscal year. Bookings from each of our European sales offices in fiscal 2007 exceeded the order bookings in fiscal 2006. In addition, the segment is benefiting from increased requirements of replacement optics from aftermarket customers as more laser systems are being deployed in more applications. The increases in bookings for optics were partially offset by the segment’s decrease of approximately $5 million of zinc-based material bookings in fiscal 2007 compared to the same period last fiscal year as a result of zinc material and capacity constraints. To address this continued strong demand, significant capital expenditures were and are continuing to be made in fiscal 2007 and beyond to expand capacity and capabilities at our infrared optics manufacturing sites worldwide.

Revenues for fiscal 2007 for Infrared Optics increased 10% to $132.8 million from $120.4 million in fiscal 2006. The increase in revenues for fiscal 2007 compared to the same period last fiscal year was driven by increased shipment volume to both OEM and aftermarket customers. We operated at full capacity to serve our infrared optics customers which increased our optics revenue in fiscal 2007, but this increase in revenue was partially offset by lower shipments of infrared optics material due to yield and capacity constraints.

Segment earnings for fiscal 2007 increased 3% to $35.7 million compared to $34.5 million in fiscal 2006. Segment earnings for fiscal 2007 increased compared to the same period last fiscal year, but not at the comparable rate as the revenues increase during this same period. The decrease in the rate of earnings growth was primarily due to yield and production capacity limitations in the segment’s material production operations. In addition, the earnings growth rate was inhibited by higher raw material costs and increased investments in internal research and development. The segment is in the process of aggressively addressing its yield issues as well as expanding its material growth capacity to capitalize on the increased product demands.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$49.5	$41.7	19%
Revenues	50.3	34.0	48%
Segment earnings	6.8	2.1	224%

Bookings for fiscal 2007 for Near-Infrared Optics increased 19% to $49.5 million from $41.7 million in fiscal 2006. Strong order bookings in fiscal year 2007 were the direct result of the Near-Infrared Optics segment’s ability to meet the required ramp-up of deliveries of UV Filter assemblies for this important defense system application resulting in an 80% increase in UV Filter bookings in fiscal 2007 over fiscal 2006.

Revenues for fiscal 2007 for Near-Infrared Optics increased 48% to $50.3 million compared to $34.0 million in fiscal 2006. The significant increase was primarily due to increased shipments of UV Filter assemblies during the current fiscal year as compared to the same period last fiscal year. In the prior year, certain UV Filter revenues of approximately $2.6 million were deferred in accordance with revenue recognition principles in connection with a contract entered into during fiscal 2006. By March 31, 2007, this entire UV Filter inventory had been shipped to the customer and the segment has recognized the prior year’s deferral of revenues in the current fiscal year. The Company anticipates the continuation of revenues from this product line in fiscal 2008.

Segment earnings for fiscal 2007 increased 224% to $6.8 million from $2.1 million in fiscal 2006. The improvement in segment earnings for fiscal 2007 compared to fiscal 2006 was primarily due to the increased margins recognized on the additional sales volume attributed to the UV Filter product line. The increase in year over year segment earnings was tempered, however, by certain thin-film coating challenges relating to product yields experienced in the non-UV Filter product lines.

Military and Materials (millions)

	Year Ended June 30,		% Increase/ (Decrease)
	2007	2006
Bookings	$30.3	$27.5	10%
Revenues	27.1	29.4	(8)%
Segment earnings (loss)	2.5	(17.5)	N/A

The above operating results for the Military and Materials segment for the years ended June 30, 2007 and 2006 do not include PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

Bookings for fiscal 2007 for Military and Materials increased 10% to $30.3 million from $27.5 million in fiscal 2006. The increase in bookings for fiscal 2007 as compared to the same period last year was the result of attaining sole-source or leading provider-source status with our defense program customers. Significant bookings were received to supply infrared windows and other related products for both the Arrowhead and Apache defense related programs.

Revenues for fiscal 2007 for Military and Materials decreased 8% to $27.1 million compared to $29.4 million in fiscal 2006. The decrease in revenues for fiscal 2007 compared to the same period last fiscal year was primarily due to completion of the segment’s Javelin missile dome product line in fiscal year 2007 as well as delayed shipments of customer supplied components for the ATP Sniper targeting pod. For fiscal 2007, the Military and Materials segment focused efforts on manufacturing improvements, reducing scrap loss and increasing existing customer confidence on core product lines rather than emphasizing revenues growth. The impact of this strategy in fiscal 2007 resulted in improved quality and on-time delivery to the customer, improved profitability and increased future order in-take.

Segment earnings for fiscal 2007 increased to $2.5 million from a segment loss of $17.5 million in fiscal 2006. The improvement in segment earnings for fiscal 2007 compared to the same period last fiscal year was driven by increased manufacturing yields resulting in lower scrap and rework costs, certain productivity improvements in selected operational departments and a favorable product mix towards higher margin products. The improvement in profitability was the result of a focused effort on process improvements to lower production costs on the segment’s major product lines. In fiscal year 2006, the segment’s goodwill was determined to be impaired based upon the completion of the annual goodwill impairment analysis resulting in a goodwill impairment charge of $17.6 million.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$60.1	$50.8	18%
Revenues	53.1	48.8	9%
Segment earnings	3.3	1.9	74%

The Compound Semiconductor Group includes the combined operations of Marlow, the WBG Group, the eV PRODUCTS division, and the Advanced Materials Development Center (AMDC).

Bookings for fiscal 2007 from these operations increased 18% to $60.1 million as compared to $50.8 million in fiscal 2006. The increase in bookings for fiscal 2007 was the result of order growth by all of the segment’s businesses. The Compound Semiconductor Group’s WBG business saw the highest year over year percentage increase winning contract orders focusing on further development and manufacturing capability of three inch, 4H substrates to service the power electronics industry. The Compound Semiconductor Group’s Marlow bookings increase was primarily driven by the receipt of several large defense orders and stronger demand in the medical product related market.

Revenues for fiscal 2007 from these operations increased 9% to $53.1 million compared to $48.8 million in fiscal 2006. The increase in revenues for fiscal 2007 was primarily driven by the increased shipments by the WBG and Marlow businesses. Fiscal 2007 saw increased demand for SiC crystal products manufactured by WBG, resulting in higher shipments and a more uniform factory loading as customers provided improved visibility by committing to longer-term purchasing agreements.

Segment earnings for fiscal 2007 of $3.3 million increased 74% from the segment earnings of $1.9 million in fiscal 2006. The improvement in segment earnings for fiscal 2007 was primarily due to increased margins recognized on the incremental sales volume in the Compound Semiconductor Group as well as increased production capacity and capabilities at Marlow’s Vietnam manufacturing facility, which has resulted in the lowering of Marlow’s worldwide production cost structure. Additionally, internal research and development expenses decreased approximately 14% during the current fiscal year as compared to last fiscal year due to a higher rate of internal use of personnel from the Compound Semiconductor Group allocated in support of increased external contract activities. Lastly, segment earnings improvements are beginning to be realized as investments in infrastructure, capital equipment and human resources continue to make steady progress at the WBG production facility in Mississippi.

Costs and Expenses

The following costs and expenses for the year ended June 30, 2007 do not include PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2007 was $106.6 million or 43% of revenues compared to $91.0 million or 41% of revenues in fiscal 2006. The improvement in gross margin during fiscal 2007 was attributed to several factors. Operational improvements resulting in increased gross margins of approximately 75% in the Military and Materials segment resulted from productivity and yield improvements, lower scrap and rework costs, and a more profitable product mix. The increased utilization of Vietnam manufacturing for both the Compound Semiconductor Group and Near-Infrared Optics segments has lowered worldwide cost structures. Additionally, incremental margins resulting from the increased volume of shipments from the majority of the Company’s businesses have also impacted gross margins favorably. The increase in the gross margin was partially offset by yield and production capacity challenges relating to the Infrared Optics segment’s material production operations.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2007 was $3.2 million (25% of research and development revenues), compared to a gross margin of $2.6 million (27% of research and development revenues), for fiscal 2006. Contract gross margin percentage decreased for fiscal 2007 due to lower profitability of certain contracts in the Military and Materials segment. The contract research and development revenues and costs are a result of development efforts in the Compound Semiconductor, Near-Infrared Optics and the Military and Materials segments. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2007 were $6.4 million or 2% of revenues compared to $6.9 million or 3% of revenues, for fiscal 2006. The decrease in internal research and development expenses during fiscal 2007 was due to a higher rate of internal use of personnel from the Compound Semiconductor Group allocated in support of increased external contract activities.

Selling, general and administrative expenses for fiscal 2007 were $55.1 million or 21% of revenues compared to $48.1 million or 21% of revenues for fiscal 2006. The increase in selling, general and administrative costs compared to the same periods last fiscal year was primarily driven by an increase in the Company’s manpower levels and other administrative costs to support the increased sales volume.

Interest expense for fiscal 2007 was $1.0 million compared to $1.8 million for fiscal 2006. The decrease in interest expense for the current fiscal year as compared to the last fiscal year was due to the reduction in the Company’s outstanding debt levels between these two periods. The decrease was partially offset by higher interest rates in fiscal 2007 as compared to interest rates in effect in fiscal 2006.

Other income for fiscal 2007 was approximately $2.6 million compared to other income of $2.2 million in fiscal 2006. The fiscal year over year increase was primarily due to increased earnings recognized from our minority investment in 5N Plus, Inc. a Canadian manufacturing company. In addition, the increase was also attributed to increased interest income earned from the Company’s cash reserves.

The Company’s effective income tax rate for fiscal 2007 was 24% compared to the income tax rate for fiscal 2006 of 49%. The significant decrease in the effective tax rate for fiscal 2007 was primarily due to a goodwill impairment charge in fiscal 2006 for which there was no tax benefit. In addition, the generation of income from more foreign sources which is taxed at a lower rate also decreased the effective tax rate in fiscal 2007 compared to fiscal 2006. Certain tax incentive programs in Singapore and Vietnam continue to benefit the effective tax rate. These tax structures have allowed the Company to record earnings from these countries at either a reduced tax rate or at a zero tax rate.

Fiscal 2006 Compared to Fiscal 2005

RESULTS OF OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Increase (Decrease)
	2006	2005
Bookings	$242.3	$187.8	29%
Revenues	232.5	194.0	20%
Net earnings	10.8	23.3	(54)%
Diluted earnings per share	0.36	0.78	(54)%

BOOKINGS Bookings increased 29% to $242.3 million in fiscal 2006 compared to $187.8 million in fiscal 2005. Demand for the Company’s products worldwide continued to strengthen as evidenced by double-digit increases in bookings across all of the Company’s operating segments. Numerous factors have contributed to the overall increased level of bookings during fiscal 2006, among them:

•

The proliferation of laser systems worldwide continued to grow. Our Infrared and Near-Infrared Optics segments capitalized on this expansion by providing optics and components to both OEM and aftermarket customers worldwide.

•	Rapid growth in China and Eastern Europe opened up new markets.

•	Superior on-time delivery and quality associated with the Company’s Ultra-Violet Filter production assemblies allowed the Company to win additional orders for this important defense system.

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

NET EARNINGS Net earnings decreased 54% in fiscal 2006 to $10.8 million ($0.36 per share-diluted) compared to $23.3 million ($0.78 per share-diluted) in fiscal 2005. The decrease in net earnings was primarily the result of the Company recording a pre-tax goodwill impairment charge of $17.6 million in fiscal 2006 based on annual impairment testing to write-off a portion of the goodwill attributable to its acquisition of Laser Power Corporation in fiscal 2001 which is included in the Military and Materials segment. The decrease in net earnings was partially offset by the full twelve months of Marlow’s operations and the overall increase in revenues.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2006	2005
Bookings	$122.2	$102.0	20%
Revenues	120.4	101.3	19%
Segment earnings	34.5	30.6	13%

Bookings for fiscal 2006 for Infrared Optics increased 20% to $122.2 million from $102.0 million in fiscal 2005. Demand from OEM and aftermarket customers continued to grow as the Company benefited from an expanding worldwide base of laser systems. In particular, rapid industrial growth in China and Eastern Europe augmented our traditionally strong markets in the U.S., Western Europe and Japan. In addition, during fiscal 2006, the Company received more than twice the fiscal 2005 level of orders for zinc-based materials used in optical components for military and commercial applications.

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

Revenues for fiscal 2006 for Near-Infrared Optics remained flat at $34.0 million compared to $33.9 million in fiscal 2005. The lack of revenue growth in the 2006 fiscal year despite the increase in bookings was primarily due to certain UV Filter revenues being deferred into fiscal 2007 in accordance with revenue recognition principles in conjunction with a new contract entered into fiscal 2006. During most of fiscal 2006, the segment had been producing and stocking inventory UV Filter components. As of June 30, 2006, the Near-Infrared Optics segment had $2.4 million of deferred revenue.

Segment earnings for fiscal 2006 decreased 10% to $2.1 million from $2.3 million in fiscal 2005. The decrease in segment earnings primarily reflects lower revenues from the YAG and crystal product lines. In addition, production yields and increased operating costs also impacted segment earnings negatively.

Military and Materials (millions)

	Year Ended June 30,		% Increase
	2006	2005
Bookings	$27.5	$25.0	10%
Revenues	29.4	27.3	8%
Segment (loss) earnings	(17.5)	1.0	N/A

The above operating results for the Military and Materials segment for the years ended June 30, 2006 and 2005 do not include PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

Bookings for fiscal 2006 for Military and Materials increased 10% to $27.5 million from $25.0 million in fiscal 2005. The increase in bookings was driven by core military and sapphire product demands for military programs such as the Apache helicopter targeting system and the Advanced Targeting Pod (ATP) Sniper program used on F16 and F15 fighter jets.

Revenues for fiscal 2006 for Military and Materials increased 8% to $29.4 million compared to $27.3 million in fiscal 2005. The revenue performance in core military and sapphire product lines were led by increased shipments of infrared windows for heritage programs and the next generation Arrowhead program for the Apache helicopter targeting system, and increased billings for sapphire development contracts related to the Joint Strike Fighter program.

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

Bookings for fiscal 2006 from these operations increased 86% to $50.8 million as compared to $27.3 million in fiscal 2005. Included in fiscal 2006 bookings is $37.3 million from Marlow representing a full twelve months compared to $17.3 million for the seven months in fiscal 2005 since the date of acquisition. Marlow experienced solid bookings across all of its addressable markets led by the medical and defense markets. Bookings for ,eV PRODUCTS and WBG experienced an increase of approximately 35% during fiscal 2006 compared to fiscal 2005. This increase was the result of demand for nuclear medicine applications as well as certain research and development activities focusing on improvements in crystal growth and other production process improvements.

Revenues for fiscal 2006 from these operations increased 55% to $48.8 million compared to $31.5 million in 2005. Included in fiscal 2006 revenues was $35.1 million from Marlow representing a full twelve months compared to $19.8 million for the seven months in fiscal 2005 since the date of acquisition. Demand for Marlow’s products continued to strengthen, especially in the defense and medical markets. The eV PRODUCTS division experienced a 31% increase in revenues in fiscal 2006 compared to fiscal 2005. This increase was due to product demands from the Company’s core OEM customers in the medical, industrial and security markets combined with higher product pricing.

The segment earnings for fiscal 2006 were $1.9 million compared to a segment loss of $1.5 million in 2005. The improvement in segment earnings was attributed to the inclusion of Marlow’s operations for the full fiscal year as well as operational and yield improvements at the eV PRODUCTS and WBG.

Costs and Expenses

The following costs and expenses for the year ended June 30, 2006 do not include PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for fiscal 2006 was $91.0 million or 41% of revenues compared to $79.0 million or 43% of revenues in fiscal 2005. The increase in gross margin dollars was a result of increased revenues. The decrease in the gross margin percentage during the 2006 fiscal year was due to several factors. The addition of Marlow lowered gross margins as the historical gross margins of Marlow’s product mix are lower than the overall gross margin of the Company before the Marlow acquisition. Selenium and other raw material price increases in the Company’s Infrared Optics segment negatively impacted gross margins as the price of these materials rose. Low production yields and high scrap costs experienced by the Military and Materials segment during fiscal 2006 also contributed to the lower gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less expenses, for fiscal 2006 was $2.6 million (27% of contract research and development revenues), compared to a gross margin of $2.6 million (28% of contract research and development revenues) for fiscal 2005. The contract research and development revenues and costs were a result of development efforts in the Near-Infrared Optics and the Military and Materials segments as well as activities in the Compound Semiconductor Group. Contract research and development gross margin was a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2006 were $6.9 million or 3% of revenues compared to $5.8 million or 3% of revenues, for fiscal 2005. The higher dollar amount was primarily the result of the addition of internal research and development at Marlow combined with increased corporate research and development activities.

Selling, general and administrative expenses for fiscal 2006 were $48.1 million or 21% of revenues compared to $43.3 million or 22% of revenues for fiscal 2005. The increase reflects higher revenue combined with the addition of Marlow for a full year during fiscal 2006. Also, there was higher salary expense for the Company’s worldwide profit driven bonus programs in fiscal year 2006. From a percentage of revenue standpoint, the addition of Marlow and this business’s selling, general and administration cost structure lowered this metric for the Company.

Interest expense for fiscal 2006 was $1.8 million compared to $0.9 million for fiscal 2005. The increase in interest expense for fiscal year 2006 was due to a full fiscal year of the Company’s debt incurred to finance the Marlow acquisition combined with higher interest rates. As of June 30, 2006, the Company had outstanding debt of $31.2 million compared to $45.0 million outstanding at June 30, 2005.

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

The Company’s effective income tax rate for fiscal 2006 was 49% compared to 27% in fiscal 2005. The increase in the effective tax rate was due to a goodwill impairment charge for which there was no tax benefit. The Company’s effective income tax rate reflects the benefit from lower tax rates from its Singapore and China operations and a favorable mix of U.S. and foreign income. In the prior fiscal year the Company entered into a Development and Expansion Initiative with the Singapore government whereby II-VI Singapore lowered its effective tax rate to approximately 16%. During the year ended June 30, 2006, pursuant to the provisions of the American Jobs Creation Act of 2004, the Company adopted a domestic reinvestment plan for the purpose of facilitating the repatriation of foreign dividends. The Company repatriated $5.5 million during the fourth quarter of fiscal 2006 resulting in an increase in income taxes of $0.3 million.

SEASONALITY

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

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2007	2006
Net cash provided by operating activities	$44.4	$40.8
Proceeds from exercise of stock options	3.3	1.4
Additions to property, plant and equipment	(20.2)	(15.6)
Net payments on debt obligations	(16.0)	(13.7)
Purchases of treasury stock	(0.5)	(5.2)
Purchases of businesses, net of cash acquired	(4.7)	(1.7)
Investment in unconsolidated business	(3.6)	—

In fiscal 2007, cash provided by operations was $44.4 million. The increase in cash from operations was driven by the Company’s net earnings of $38.0 million, depreciation and amortization expense of $16.7 million, share-based compensation expense of $3.4 million and an increase in accounts payable of $2.5 million and income tax payable of $1.8 million. The increase in cash was offset by an increase in inventories of $5.8 million and accounts receivable of $3.6 million, a reduction of deferred taxes of $4.0 million, a use of cash for excess tax benefits from share-based compensation of $2.6 million, and a reduction of deferred revenue of $2.6 million.

Net cash used in investing activities during the fiscal 2007 of $28.3 million was primarily for the Company’s purchase of property plant and equipment expenditures of $20.2 million, the final 25% purchase of II-VI LOT Suisse S.a.r.l. of $0.8 million, the initial purchase price for Pacific Rare Specialty Metals & Chemicals, Inc. of $3.9 million and the investment in Guangdong Fuxin Electronic Technology Company of $3.6 million.

Net cash used in financing activities during the fiscal 2007 was $10.7 million and included short-term and long-term net debt payments of $16.0 million, purchases of treasury stock of $0.5 million and payment of debt issuance costs of $0.1 million. Net cash used in financing activities was offset by $3.3 million of proceeds from the exercise of stock options and $2.6 million of cash provided by excess tax benefits from share-based compensation.

The Company replaced its existing credit facility on October 23, 2006 with a new unsecured credit facility. The previous facility was a $60.0 million secured credit facility. The new facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings was 6.0% and 4.8% for the fiscal years ended June 30, 2007 and 2006, respectively. The Company had available $47.8 million and $27.4 million under its line of credit as of June 30, 2007 and 2006, respectively.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 19,500 shares totaling $0.5 million of Common Stock under the share repurchase program during the fiscal year ended June 30, 2007. To date, the Company has repurchased 313,600 shares, totaling $5.9 million, of Common Stock under this share repurchase program. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option and performance share plans.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	Year Ended June 30,
	2007	2006
Cash and cash equivalents	$32.6	$26.9
Additional borrowing capacity under existing credit facility	47.8	27.4
Total debt obligations	15.0	31.2

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, scheduled debt payments, treasury stock repurchases and internal growth for fiscal 2008.

The Company’s Consolidated Balance Sheet at June 30, 2007 in the Consolidated Financial Statements reflects, as a correction, a reduction of $0.7 million in Cash and cash equivalents with a corresponding reduction in Other accrued liabilities from the amounts reported in the Company’s unaudited Consolidated Balance Sheet contained in the press release announcing its fiscal 2007 results on August 7, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s off-balance sheet arrangements include the Operating Lease Obligations and the Purchase Obligations disclosed in the contractual obligations table below as well as letters of credit as discussed in Note G to the Company’s Consolidated Financial Statements. The Company enters into these off-balance sheet arrangements to acquire goods and services used in its business.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$14,995	$55	$114	$14,826	$—
Interest Payments(1)	3,239	750	1,496	993	—
Capital Lease Obligations	39	19	20	—	—
Operating Lease Obligations(2)	21,681	2,291	3,669	2,388	13,333
Purchase Obligations(3)	14,231	8,126	4,947	1,158	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$54,185	$11,241	$10,246	$19,365	$13,333

(1)	Variable rate interest obligations are based on the interest rate in effect at June 30, 2007.
(2)	Includes obligations for the use of land related to the recent acquisition of Pacific Rare Specialty Metals & Chemicals, Inc. The lease obligations extend through years 2039 and 2056.
(3)

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

In addition, the Company has transactions denominated in Euros and Pounds Sterling. As a result of the Company’s hedging activities discussed below, changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal year 2007.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $29,000 and a 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $2.0 million to an increase of approximately $2.5 million for the year ended June 30, 2007.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and Pacific Rare Specialty Metals & Chemicals, Inc., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $1.7 million, $2.8 million and $0.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.

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

Interest Rate Risks

As of June 30, 2007, the total borrowings of $15.0 million included $11.5 million under a line of credit facility, $3.2 million from a loan denominated in Japanese Yen and a $0.3 million from a Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have changed the interest expense by approximately $0.2 million for the fiscal year ended June 30, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management’s Responsibility for Preparation of the Financial Statements

Management is responsible for the preparation of the financial statements included in the Annual Report. The financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this annual report is consistent with the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2007, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report on our evaluation of internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As of June 30, 2006, the Company had reported it lacked effective controls for the proper evaluation of the annual testing for impairment of goodwill for the Company’s Military Infrared Optics business as required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” As of June 30, 2007, certain Company personnel completed additional training related to evaluating intangible assets for impairment and the Company enhanced the review procedures for the annual testing for impairment of goodwill. The operating effectiveness of these procedures was successfully tested during the fourth quarter of the fiscal year ended June 30, 2007. Due to the successful testing results of operating effectiveness for the remediation steps described above, the Company concluded that as of June 30, 2007 it has effectively remediated this previously reported material weakness related to controls over the annual testing for impairment of goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that II-VI Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated September 10, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 10, 2007

CONSOLIDATED BALANCE SHEETS

June 30,	2007	2006
($000)
Current Assets
Cash and cash equivalents	$32,618	$26,885
Accounts receivable – less allowance for doubtful accounts of $1,235 at June 30, 2007 and $1,114 at June 30, 2006	47,724	42,122
Inventories	59,857	48,454
Deferred income taxes	9,279	7,561
Prepaid and other current assets	2,434	2,611

Total Current Assets	151,912	127,633
Property, plant & equipment, net	85,639	77,713
Goodwill	24,489	23,293
Other intangible assets, net	13,920	14,968
Investments	6,982	2,437
Other assets	4,982	4,252

Total Assets	$287,924	$250,296

Current Liabilities
Accounts payable	$14,099	$9,540
Accrued salaries and wages	5,566	4,725
Accrued bonuses	8,074	6,923
Income taxes payable	5,494	6,164
Accrued profit sharing contribution	2,896	2,561
Deferred revenue	—	2,572
Other accrued liabilities	7,565	4,997
Current portion of long-term debt	55	7,553

Total Current Liabilities	43,749	45,035
Long-term debt	14,940	23,614
Deferred income taxes	6,087	8,119
Other liabilities	3,708	2,937

Total Liabilities	68,484	79,705
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized — 5,000,000 shares; none issued	—	—
Common Stock, no par value; authorized — 100,000,000 shares; issued — 32,092,077 shares at June 30, 2007 and 31,628,368 shares at June 30, 2006	68,670	57,431
Accumulated other comprehensive income	939	742
Retained earnings	158,287	120,321

	227,896	178,494
Treasury stock at cost, 2,508,807 shares at June 30, 2007 and 2,486,608 shares at June 30, 2006	8,456	7,903

Total Shareholders’ Equity	219,440	170,591

Total Liabilities and Shareholders’ Equity	$287,924	$250,296

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,	2007	2006	2005(1)
($000 except per share data)
Revenues
Domestic	$138,569	$127,593	$106,902
International	111,797	95,232	77,732
Contract research and development	12,829	9,700	9,406

Total Revenues	263,195	232,525	194,040

Costs, Expenses and Other (Income) Expense
Cost of goods sold	143,754	131,858	105,636
Contract research and development	9,629	7,129	6,787
Internal research and development	6,436	6,894	5,847
Selling, general and administrative	55,064	48,084	43,306
Interest expense	1,007	1,790	945
Other income – net	(2,602)	(2,195)	(261)
Goodwill impairment charge	—	17,630	—

Total Costs, Expenses and Other Income	213,288	211,190	162,260

Earnings Before Income Taxes	49,907	21,335	31,780
Income taxes	11,941	10,541	8,525

Net Earnings	$37,966	$10,794	$23,255

Basic Earnings Per Share	$1.29	$0.37	$0.80

Diluted Earnings Per Share	$1.25	$0.36	$0.78

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
(000)
Balance – July 1, 2004 – Restated(1)	31,042	$47,423	$1,081	$86,272	(2,138)	$(1,910)	$132,866
Shares issued under stock incentive plans	308	1,291	—	—	—	—	1,291
Net earnings	—	—	—	23,255	—	—	23,255
Purchase of treasury stock	—	—	—	—	(11)	(182)	(182)
Other comprehensive loss, net of tax	—	—	(450)	—	—	—	(450)
Income tax benefit for options exercised	—	1,497	—	—	—	—	1,497
Share-based compensation expense	—	1,588	—	—	—	—	1,588
FAS 123(R) deferred tax asset	—	606	—	—	—	—	606

Balance – June 30, 2005 – Restated(1)	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471
Shares issued under stock incentive plans	278	1,415	—	—	—	—	1,415
Net earnings	—	—	—	10,794	—	—	10,794
Purchase of treasury stock	—	—	—	—	(283)	(5,221)	(5,221)
Treasury stock in deferred compensation plan	—	—	—	—	(55)	(590)	(590)
Other comprehensive income, net of tax	—	—	111	—	—	—	111
Share-based compensation expense	—	2,407	—	—	—	—	2,407
Excess tax benefit under FAS 123(R)	—	1,204	—	—	—	—	1,204

Balance – June 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591
Shares issued under stock incentive plans	451	3,315	—	—	—	—	3,315
Final shares issued to acquire Laser Power Corporation	13	112	—	—	—	—	112
Net earnings	—	—	—	37,966	—	—	37,966
Purchase of treasury stock	—	—	—	—	(20)	(501)	(501)
Treasury stock in deferred compensation plan	—	—	—	—	(2)	(52)	(52)
Modification to deferred compensation plan	—	1,838	—	—	—	—	1,838
Other comprehensive income, net of tax	—	—	197	—	—	—	197
Share-based compensation expense	—	3,358	—	—	—	—	3,358
Excess tax benefit under FAS 123(R)	—	2,616	—	—	—	—	2,616

Balance – June 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,	2007	2006	2005(1)
($000)
Net earnings	$37,966	$10,794	$23,255
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes of $62, $41 and $(165), respectively	197	111	(450)

Comprehensive Income	$38,163	$10,905	$22,805

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,	2007	2006	2005(1)
	($000)
Cash Flows from Operating Activities
	Net earnings	$37,966	$10,794	$23,255
	Adjustments to reconcile net earnings to net cash provided by operating activities:
	Depreciation	15,357	14,279	11,501
	Amortization	1,388	1,505	1,204
	Goodwill impairment charge	—	17,630	—
	Share-based compensation expense	3,358	2,407	2,170
	Gain on foreign currency remeasurements and transactions	(524)	(683)	(106)
	Net loss on disposal or writedown of assets	39	101	92
	Deferred income taxes	(3,993)	(2,944)	(562)
	Excess tax benefits from share-based compensation expense	(2,616)	(1,204)	—
	Other	(57)	277	(157)
	Increase (decrease) in cash from changes in:
	Accounts receivable	(3,646)	(5,358)	(5,762)
	Inventories	(5,814)	(3,082)	(11,329)
	Accounts payable	2,469	219	(1,825)
	Income taxes payable	1,847	2,584	1,886
	Deferred revenue	(2,572)	2,229	229
	Other operating net assets	1,149	2,034	(1,984)

	Net cash provided by operating activities	44,351	40,788	18,612

	Cash Flows from Investing Activities
	Additions to property, plant & equipment	(20,184)	(15,624)	(17,656)
	Disposals of property, plant & equipment	187	25	142
	Purchases of businesses, net of cash acquired	(4,748)	(1,678)	(29,743)
	Dividends from unconsolidated business	23	23	10
	Note purchase agreement	—	—	(2,000)
	Investment in unconsolidated businesses	(3,615)	—	(217)

	Net cash used in investing activities	(28,337)	(17,254)	(49,464)

	Cash Flows from Financing Activities
	Proceeds from short-term borrowings	3,500	2,500	18,900
	Payments on short-term borrowings	(16,554)	(12,400)	(9,425)
	Proceeds from long-term borrowings	811	—	30,000
	Payments on long-term borrowings	(3,750)	(3,801)	(10,000)
	Payments of debt acquisition costs	(106)	—	—
	Proceeds from exercise of stock options	3,260	1,402	1,291
	Purchases of treasury stock	(501)	(5,221)	(182)
	Excess tax benefits from share-based compensation expense	2,616	1,204	—

	Net cash (used in) provided by financing activities	(10,724)	(16,316)	30,584

	Effect of exchange rate changes on cash and cash equivalents	443	(2,008)	260

	Net increase (decrease) in cash and cash equivalents	5,733	5,210	(8)

	Cash and cash equivalents
	Beginning of year	26,885	21,675	21,683

	End of year	$32,618	$26,885	$21,675

Non-cash transactions:	Additions to property, plant & equipment included in accounts payable	$1,363	$280	$1,485
	Purchase of business included in current and non-current liabilities	$2,800	$—	$—

(1)	As restated to reflect the modified retrospective application of the fair value recognition provisions of SFAS 123(R) “Share-Based Payment.” See Note A.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS II-VI Incorporated and subsidiaries (the “Company”) develops, manufactures and markets products for a diversified customer base including industrial manufacturing, military and aerospace, medical radiology, high-power electronics and telecommunications, and thermo-electronics applications. The Company markets its products through its direct sales force and through distributors and agents.

The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of the Company's manufacturing yields. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor-supplied materials not meeting specifications for quality or purity. A significant failure of the Company's suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on the Company’s results of operations.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and Pacific Rare Specialty Metals & Chemicals, Inc. the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $1.7 million, $2.8 million and $0.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.

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

CASH AND CASH EQUIVALENTS The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands, Switzerland, the United Kingdom, Vietnam and the Philippines.

ACCOUNTS RECEIVABLE AND WARRANTY RESERVE The Company establishes an allowance for doubtful accounts based on historical experience.

The Company factored a portion of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2007 and 2006. Factoring is done with large banks in Japan. During the years ended June 30, 2007 and 2006, $6.0 million and $4.8 million respectively, of accounts receivable had been factored. As of June 30, 2007 and 2006, $0.4 million and $0.5 million, respectively, was included in Other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse.

The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2007, 2006 and 2005.

Year Ended June 30,	2007	2006	2005
($000)
Balance – Beginning of Year	$940	$962	$552
Expense and write-offs, net	135	(22)	194
Other(1)	–	–	216

Balance – End of Year	$1,075	$940	$962

(1)	The component of “Other” relates to the warranty reserve from the acquisition of Marlow Industries, Inc. in December 2004 (see Note B).

INVENTORIES Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records a slow moving inventory reserve as a charge against earnings for all products on hand more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are net of reserves totaling $3.1 million and $2.5 million at June 30, 2007 and 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost or fair market value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. The Company reviews its property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives of the assets. Depreciable useful lives range from two to twenty years.

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 "Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired.

INVESTMENTS In March 2007, the Company acquired for $3.6 million a non-controlling minority interest in Guangdong Fuxin Electronic Technology Company based in Guangdong Province, China. This investment is accounted for under the cost method of accounting.

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

At June 30, 2007 and 2006, the Company had outstanding notes receivable of approximately $0.3 million and $0.4 million, respectively, from equipment and supply agreements with 5NPlus. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.5% on the unpaid balance. For the years ended June 30, 2007, 2006 and 2005, the Company purchased $1.4 million, $1.2 million and $1.0 million, respectively, of raw materials each year from 5NPlus. The Company's pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.9 million, $0.2 million and $0.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.

INTANGIBLES Intangible assets are carried at cost or fair market value upon acquisition. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from three years to twenty years. Indefinite-lived intangible assets are not amortized but tested annually for impairment in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.

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

ACCRUED BONUSES AND PROFIT SHARING CONTRIBUTION The Company records bonus and profit sharing estimates as a charge against earnings. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain partial bonus amounts may be paid on an interim basis, and the remainder is paid after the fiscal year end after the final determination of the applicable percentage or amounts. Other bonuses are paid annually.

INCOME TAXES Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. The Company establishes reserves when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are probable of being challenged upon review by tax authorities. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies.

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

SHIPPING AND HANDLING COSTS Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were $0.3 million, $0.3 million and $0.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.

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

Under the provisions of SFAS 123R, the Company recorded $3.4 million, $2.4 million and $2.2 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the fiscal years ended June 30, 2007, 2006 and 2005, the weighted-average fair value of options granted under the stock option plan was $14.62, $10.96 and $11.21, respectively, per option using the following assumptions:

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
Risk free interest rate	5.14%	4.52%	3.84%
Expected volatility	56%	59%	64%
Expected life of options	6.89 years	6.39 years	6.36 years
Dividend yield	none	none	none

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

The Company recorded these contracts with a notional amount of approximately $5.4 million and $4.9 million as of June 30, 2007 and 2006, respectively, which approximated the fair value of these contracts on the statement of financial position. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.1 million for each of the years ended June 30, 2007 and 2005. The impact in fiscal year ended June 30, 2006 was insignificant.

WORKERS’ COMPENSATION The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.3 million per occurrence and $1.0 million in the aggregate per policy year. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders' equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders' equity and consists of accumulated foreign currency translation adjustments of $0.9 million and $0.7 million, net of income taxes of $0.3 million and $0.3 million, as of June 30, 2007 and 2006, respectively.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of evaluating the effect that the adoption of this interpretation will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 will become effective for the Company beginning July 1, 2008. The provisions of this statement are to be applied prospectively with a cumulative effect of accounting change recognized upon initial application. We are currently evaluating the impact that SFAS 157 may have on the Company’s consolidated financial statements for the fiscal year ending June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to impact its consolidated financial statements for the fiscal year ending June 30, 2008.

Note B ACQUISITIONS

II-VI Suisse S.a.r.l.

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. (“II-VI Suisse”) for approximately $0.8 million. In connection with the purchase of the remaining 25% interest, the Company entered into two separate three-year non-compete agreements with the sellers.

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

This acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values.

During the fiscal year ended June 30, 2006, the Company finalized its accounting for the acquisition of Marlow in accordance with SFAS No. 141, “Business Combinations” and recorded an adjustment to goodwill relating to a change in deferred income tax liability. During the fiscal year ended June 30, 2007, the Company recorded an increase to goodwill of $0.3 million as a result of a tax settlement.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Marlow had occurred at July 1, 2004, the beginning of the Company’s fiscal year 2005 ($000 except per share).

Year Ended June 30, 2005
Net Revenues	$205,288
Net Earnings	$22,659
Basic earnings per share	$0.78
Dilutive earnings per share	$0.76

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Pacific Rare Specialty Metals & Chemicals, Inc.

In June 2007, the Company acquired substantially all the outstanding shares of Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) for approximately $6.6 million net of cash acquired of $1.5 million and including transaction costs of approximately $0.2 million. As of June 30, 2007, $2.8 million of the purchase price remains unpaid to the selling shareholders and is expected to be paid no later than the fiscal year ending June 30, 2009 in accordance with the provisions of the purchase agreement. Of this amount, $1.9 million has been classified as a current liability and $0.9 million has been classified as a non-current liability in the Consolidated Balance Sheet as of June 30, 2007. The financial results of PRM were not included in the Consolidated Statements of Earnings for the year ended June 30, 2007 as the transaction was completed on June 26, 2007.

This acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. The Company plans on finalizing its purchase price allocation of PRM, primarily related to the valuation of inventory, property, plant and equipment and other intangible assets, by June 30, 2008. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$1,663
Inventories	5,284
Prepaid and other current assets	180
Property, plant, and equipment	1,908
Deferred income taxes	160
Other assets	72

Total assets acquired	$9,267

Liabilities
Accounts payable	$1,185
Other accrued liabilities	561
Other liabilities	911

Total liabilities assumed	$2,657

Net assets acquired	$6,610

Note C CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,	2007	2006
($000)
Billed
Completed Contracts	$187	$25
Contracts in Progress	1,364	1,656

	1,551	1,681
Unbilled	3,994	2,159

	$5,545	$3,840

Note D INVENTORIES

The components of inventories were as follows:

June 30,	2007	2006
($000)
Raw materials	$15,763	$16,120
Work in process	18,531	17,388
Finished goods	25,563	14,946

	$59,857	$48,454

Note E PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost or valuation consist of the following:

June 30,	2007	2006
($000)
Land and land improvements	$1,942	$1,884
Buildings and improvements	48,202	47,319
Machinery and equipment	112,090	97,264
Construction in progress	9,841	4,334

	172,075	150,801
Less accumulated depreciation	(86,436)	(73,088)

	$85,639	$77,713

Depreciation expense was $15.4 million, $14.3 million and $11.5 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Capitalized interest expense associated with the construction of buildings and improvements was $0.1 million for the years ended June 30, 2007, 2006 and 2005.

Note F GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill are as follows:

Year Ended June 30,	2007	2006
($000)
Balance – Beginning of Year	$23,293	$39,537
Goodwill acquired – Marlow Industries, Inc.	295	(303)
Goodwill acquired – II-VI Suisse	813	—
Foreign currency translation – II-VI Deutschland GmbH	88	80
Goodwill impairment charge – Exotic Electro-Optics	—	(17,630)
Goodwill acquired – II-VI Deutschland GmbH	—	1,609

Balance – End of Year	$24,489	$23,293

In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. During the fourth quarter of fiscal 2007, the Company conducted its annual impairment tests of its reporting units utilizing the discounted cash flow approach. Based on the results of these analyses, the Company’s goodwill of $24.5 million as of June 30, 2007 was not impaired. During the fourth quarter of fiscal 2006, the results of these impairment tests indicated that the Company’s Exotic Electro-Optics reporting unit’s goodwill was impaired. The Company recorded approximately $17.6 million of goodwill impairment charges in the Consolidated Statements of Earnings associated with the goodwill of Exotic Electro-Optics for the year ended June 30, 2006.

In connection with the acquisition of Marlow in December 2004, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheets based on the purchase price allocation. The Company finalized its accounting for the acquisition of Marlow during the fiscal year ended June 30, 2006 in accordance with SFAS No. 141, “Business Combinations and recorded an adjustment to goodwill relating to a change in deferred income tax liability. During the fiscal year ended June 30, 2007, the Company recorded an increase to goodwill of $0.3 million as a result of a tax settlement.

In connection with the remaining 25% acquisition of II-VI Suisse in January 2007, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheets based on the purchase price allocation.

In connection with the remaining 25% acquisition of II-VI Deutschland GmbH in July 2005, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheets based on the purchase price allocation.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2007 and 2006 were as follows:

	June 30, 2007			June 30, 2006
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,756	$(2,332)	$3,424	$5,506	$(1,777)	$3,729
Trademark	7,491	(516)	6,975	7,491	(441)	7,050
Customer Lists	5,961	(2,561)	3,400	5,863	(1,973)	3,890
Other	1,378	(1,257)	121	1,348	(1,049)	299

Total	$20,586	$(6,666)	$13,920	$20,208	$(5,240)	$14,968

Amortization expense recorded on the intangible assets for the years ended June 30, 2007, 2006 and 2005 was $1.4 million, $1.5 million and $1.2 million, respectively. In fiscal 2005, the Company acquired a trade name with an indefinite life. The carrying amount of $6.0 million is not amortized but tested annually for impairment. The Company completed its impairment test of the acquired trade name with an indefinite life in the fourth quarter of fiscal 2007. Based on the results of the test, the trade name was not impaired at June 30, 2007. Included in the gross carrying amount and accumulated amortization of the Company’s customer list component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2008	$1,298
2009	1,200
2010	1,199
2011	1,149
2012	1,078

Note G DEBT

The components of debt were as follows:

June 30	2007	2006
($000’s)
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% and 0.75%, respectively	$11,500	$2,000
Term loan, interest at the LIBOR Rate, as defined, plus 0.75% payable in quarterly installments	—	26,250
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	250	303
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2011 and September 2007, respectively	3,245	2,614

Total debt	14,995	31,167
Current portion of long-term debt	(55)	(7,553)

Long-term debt	$14,940	$23,614

The Company replaced its existing credit facility on October 23, 2006 with a new unsecured credit facility. The previous facility was a $60.0 million secured credit facility. The new facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The new credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The weighted average interest rate of borrowings was 6.0% and 4.8% for the years ended June 30, 2007 and 2006, respectively. The Company had available $47.8 million and $27.4 million under its lines of credit as of June 30, 2007 and June 30, 2006, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. At June 30, 2007 and June 30, 2006, total outstanding letters of credit supported by the credit facilities were $0.7 million and $0.6 million, respectively.

The Company replaced its existing Yen loan on June 4, 2007 with a new Yen loan which allows for borrowings up to 600 million Yen. During the current fiscal year, the Company extended the term of the Yen loan to September 2011. On June 4, 2007, the Company borrowed an additional 100 million Yen under this loan agreement. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.73% at June 30, 2007 and 0.16% at June 30, 2006.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2007 and 2006. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank's prevailing prime lending rate. The interest rate was 5.3% at June 30, 2007 and 2006. At June 30, 2007 and 2006 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
($000)
2008	$55
2009	56
2010	58
2011	60
2012	14,766

Interest and commitment fees paid during the years ended June 30, 2007, 2006 and 2005 totaled approximately $1.4 million, $1.6 million and $1.0 million, respectively.

Note H INCOME TAXES

The components of income tax expense were as follows:

Year Ended June 30,	2007	2006	2005
($000)
Current:
Federal	$11,547	$9,723	$5,514
State	901	948	661
Foreign	3,486	2,814	2,912

Total Current	$15,934	$13,485	$9,087

Deferred:
Federal	$(3,302)	$(2,556)	$(488)
State	(340)	(120)	(31)
Foreign	(351)	(268)	(43)

Total Deferred	$(3,993)	$(2,944)	$(562)

Total Income Tax Expense	$11,941	$10,541	$8,525

Principal items comprising deferred income taxes were as follows:

June 30,	2007	2006
($000)
Deferred income tax assets and (liabilities) – current
Inventory capitalization	$5,846	$4,149
Non-deductible accruals	962	1,008
Accrued employee benefits	2,566	1,894
Net-operating loss carryforward – current portion	—	516
Other	(95)	(6)

Deferred income taxes – current	$9,279	$7,561

Deferred income tax assets and (liabilities) – long-term
Prepaid taxes	$523	$523
Net-operating loss and credit carryforwards	1,095	1,219
Share-based compensation expense	3,305	2,450
Valuation allowance	(1,453)	(1,445)

Deferred income tax asset – long-term	$3,470	$2,747

Tax over book accumulated depreciation	$(5,232)	$(6,472)
Intangible assets	(4,214)	(4,394)
Other	(111)	—

Deferred income tax liability – long-term	$(9,557)	$(10,866)

Net deferred income taxes – long-term	$(6,087)	$(8,119)

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2007	%	2006	%	2005	%
($000)
Taxes at statutory rate	$17,467	35	$7,467	35	$11,123	35
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	318	1	544	3	442	1
Extraterritorial income exclusion	(413)	(1)	(853)	(4)	(885)	(3)
Taxes on non U.S. earnings	(4,826)	(10)	(4,074)	(19)	(2,505)	(7)
Goodwill impairment charge	—	—	6,171	29	—	—
Section 965 dividend repatriation	—	—	305	1	—	—
Other	(605)	(1)	981	4	350	1

	$11,941	24	$10,541	49	$8,525	27

During the years ended June 30, 2007, 2006, and 2005, cash paid by the Company for income taxes was $13.9 million, $10.8 million, and $6.9 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2007, 2006 and 2005 were $23.2 million, $18.1 million and $15.0 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the U.S. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $18.3 million and $11.4 million would have been required as of June 30, 2007 and 2006, respectively.

It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries beyond the repatriated amount; therefore, no provision has been made for future income taxes on the undistributed earnings of foreign subsidiaries, as they are considered indefinitely reinvested.

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

The Company’s Vietnam subsidiary operates under a tax holiday and does not pay income taxes. This subsidiary is tax exempted for four years from fiscal 2007, the first year profits were achieved.

The sources of differences resulting in deferred income tax expense (benefit) and the related tax effect of each were as follows:

Year Ended June 30,	2007	2006	2005
($000)
Depreciation and amortization	$(1,733)	$(1,738)	$11
Inventory capitalization	(1,493)	(190)	(350)
Net operating loss and credit carryforwards net of valuation allowances	647	350	550
Share-based compensation expense	(854)	(866)	(582)
Other	(560)	(500)	(191)

	$(3,993)	$(2,944)	$(562)

As of June 30, 2007, the Company had state net operating loss carryforwards of $1.3 million. The net operating loss carryforwards will expire in 2012. For the years ended June 30, 2007, 2006 and 2005, the Company utilized $1.8 million, $1.5 million and $1.6 million of net operating losses, respectively, to reduce current taxable income.

Note I EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented.

Year Ended June 30,	2007	2006	2005
(000 except per share data)
Net earnings	$37,966	$10,794	$23,255
Divided by:
Weighted average common shares outstanding	29,426	29,211	29,103

Basic earnings per common share	$1.29	$0.37	$0.80

Net earnings	$37,966	$10,794	$23,255
Divided by:
Weighted average common shares outstanding	29,426	29,211	29,103
Dilutive effect of stock options and performance shares	862	690	806

Dilutive weighted average common shares outstanding	30,288	29,901	29,909

Diluted earnings per common share	$1.25	$0.36	$0.78

Note J OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2056. Future rental commitments applicable to the operating leases at June 30, 2007 are as follows:

Year Ending June 30,
($000)
2008	$2,291
2009	1,975
2010	1,694
2011	1,331
2012	1,057
Thereafter	13,333

Rent expense was approximately $2.3 million, $2.2 million and $1.7 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Note K SHARE-BASED COMPENSATION PLANS

On August 13, 2005, the Board of Directors adopted the II-VI Incorporated 2005 Omnibus Incentive Plan (the “Plan”). The Plan was approved by the shareholders of the Company on November 4, 2005, and consequently, no further stock option grants will be made under the predecessor plan. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares and performance units to employees, officers, directors and consultants of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan shall not in the aggregate exceed 1,800,000 shares of Common Stock authorized plus any shares under the predecessor plan which were outstanding as of November 4, 2005, that expire or terminate without being exercised. All options to purchase shares of Common Stock granted under the Plan had been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. As of June 30, 2007, there were 1,475,180 shares available under the Plan.

During the fiscal year 2007, the Company issued performance shares under the Plan to certain executive officers for the 18-month performance period of July 2006 to December 2007. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers being important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $3.4 million share-based compensation expense for the year ended June 30, 2007 was $0.4 million of expense attributable to the performance shares. The performance shares compensation expense was calculated based on the number of shares projected to be earned multiplied by the stock price at the date the performance plan was established. During the fiscal year 2006, the Company issued performance shares under the Plan to certain executive officers for the performance period January 2006 to June 2006. Included in the $2.4 million share-based compensation expense for the year ended June 30, 2006 was $0.4 million of expense attributable to the performance shares. There were no performance shares issued for the fiscal year ended June 30, 2005.

The Company had a stock option plan, the II-VI Incorporated Stock Option Plan of 2001, under which stock options had been granted by the Board of Directors to directors, officers and key employees, with 7,740,000 shares of Common Stock reserved for use under this plan. All options to purchase shares of Common Stock granted under the Stock Option Plan of 2001 had been at market price at the date of grant. Generally, twenty percent of the options could have been exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also had vesting provisions predicated upon the death, retirement or disability of the optionee. All stock options expire ten years after the grant date.

Stock option activity relating to the plans during the years ended June 30, 2007, 2006 and 2005 were as follows:

Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – June 30, 2004	1,877,200	$6.24
Granted	709,250	$17.87
Exercised	(308,692)	$4.19
Forfeited	(29,920)	$11.06

Outstanding – June 30, 2005	2,247,838	$10.12
Granted	269,500	$18.02
Exercised	(278,250)	$5.07
Forfeited	(47,160)	$14.69

Outstanding – July 1, 2006	2,191,928	$11.64
Granted	312,800	$23.75
Exercised	(426,563)	$7.77
Forfeited	(49,860)	$16.52

Outstanding – June 30, 2007	2,028,305	$14.20
Exercisable – June 30, 2007	1,045,205	$10.10
Exercisable – June 30, 2006	1,039,308	$7.62
Exercisable – June 30, 2005	1,007,738	$5.47

Outstanding and exercisable options at June 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.75-$6.45	420,800	3.04	$4.77	374,400	$4.56
$7.09-$11.96	382,035	4.75	$8.56	330,115	$8.53
$12.77-$16.99	422,270	7.10	$16.40	169,500	$16.27
$17.16-$19.10	403,200	8.08	$18.26	122,960	$18.53
$20.40-$33.75	400,000	8.91	$23.09	48,230	$20.76

	2,028,305	6.32	$14.20	1,045,205	$10.10

Note L SEGMENT AND GEOGRAPHIC REPORTING

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance. To aggregate operating segments, the Company considers if the operating segments have similar economic characteristics, and if the operating segments are similar in each of the following areas:

a.	The nature of the products and services

b.	The nature of the production processes

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The business segments are managed separately due to the production requirements and facilities that are unique to each business segment. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense.

The Company has four reportable segments that offer similar products. The Company’s chief operating decision maker receives and reviews financial information in this format. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the Company’s VLOC subsidiary, and the China and Vietnam near-infrared operations; Military and Materials, which is the Company’s Exotic Electro-Optics subsidiary and recently acquired Pacific Rare Specialty Metals & Chemicals subsidiary; and the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group (which is responsible for the corporate research and development activities).

The Infrared Optics segment is divided into the geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium and the U.K. An Executive Vice-President of the Company directs the segment, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers.

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan and the U.K. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG, YLF lasers and UV Filter components.

The Military and Materials segment is located in the U.S. and the Philippines. The Military and Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military and Materials segment is further divided into production and administrative units that are directed by managers. The Military and Materials segment designs, manufactures and markets infrared products for military applications under the Exotic Electro-Optics brand name. The Military and Materials segment does not include the operating results for the periods presented for PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

The Compound Semiconductor Group is located in the U.S., the U.K., Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS division manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment:

	Infrared Optics	Near-Infrared Optics	Military and Materials	Compound Semiconductor Group	Eliminations	Total
($000)
2007
Revenues	$132,772	$50,253	$27,108	$53,062	—	$263,195
Inter-segment revenues	602	679	247	5,836	(7,364)	—
Segment earnings	35,662	6,805	2,523	3,322	—	48,312
Interest expense	—	—	—	—	—	(1,007)
Other income, net	—	—	—	—	—	2,602
Earnings before income taxes	—	—	—	—	—	49,907

Depreciation and amortization	6,536	2,978	1,753	5,478	—	16,745
Segment assets	147,425	40,113	30,071	70,315	—	287,924
Expenditures for property, plant and equipment	11,218	3,531	1,389	5,129	—	21,267
Equity investment	—	—	—	3,317	—	3,317
Goodwill	8,334	1,927	3,914	10,314	—	24,489

2006
Revenues	$120,414	$33,968	$29,384	$48,759	—	$232,525
Inter-segment revenues	312	570	326	3,232	(4,440)	—
Segment earnings (loss)	34,505	2,084	(17,520)	1,861	—	20,930
Interest expense	—	—	—	—	—	(1,790)
Other income, net	—	—	—	—	—	2,195
Earnings before income taxes	—	—	—	—	—	21,335

Depreciation and amortization	5,939	2,789	1,809	5,247	—	15,784
Segment assets	129,970	35,771	21,281	63,274	—	250,296
Expenditures for property, plant and equipment	6,101	3,178	1,044	4,096	—	14,419
Equity investment	—	—	—	2,437	—	2,437
Goodwill	7,433	1,927	3,914	10,019	—	23,293

2005
Revenues	$101,295	$33,917	$27,310	$31,518	—	$194,040
Inter-segment revenues	532	3,990	413	2,918	(7,853)	—
Segment earnings (loss)	30,578	2,317	1,046	(1,477)	—	32,464
Interest expense	—	—	—	—	—	(945)
Other income, net	—	—	—	—	—	261
Earnings before income taxes	—	—	—	—	—	31,780

Depreciation and amortization	4,774	2,602	1,682	3,647	—	12,705
Expenditures for property, plant and equipment	12,364	3,277	821	2,679	—	19,141

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, follows:

	Revenues
Year Ended June 30,	2007	2006	2005
($000)
United States	$177,823	$156,190	$131,690
Non-United States:
Germany	24,840	23,135	19,069
Japan	24,185	23,619	19,947
Switzerland	11,849	9,776	7,948
United Kingdom	9,947	9,519	7,543
Singapore	8,777	6,114	4,494
Belgium	5,561	4,097	3,336
China	213	75	13

Total Non - United States	85,372	76,335	62,350

	$263,195	$232,525	$194,040

	Long-Lived Assets
June 30,	2007	2006(1)
($000)
United States	$118,423	$108,974
Non-United States:
Singapore	3,641	3,233
Vietnam	3,527	3,098
China	3,262	2,853
Germany	2,995	3,072
Philippines	1,980	—
Switzerland	1,704	960
Belgium	281	286
Japan	187	178
United Kingdom	12	9

Total Non - United States	17,589	13,689

	$136,012	$122,663

(1)	The amounts of long-lived assets for June 30, 2006 have been updated to include investments and other assets for the United States, Germany, China and Japan.

Note M EMPLOYEE BENEFIT PLANS

Eligible employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company's board of directors and were $3.0 million, $2.6 million and $2.1 million for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee's base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 800,000 shares. There were 345,453 and 355,897 shares of Common Stock available for purchase under the plan at June 30, 2007 and 2006, respectively.

As a requirement of a collective bargaining agreement, PRM maintains a defined benefit plan for substantially all of their employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability as of June 30, 2007 was $0.4 million.

The principal actuarial assumptions used at the measurement and balance sheet date of June 30, 2007 were as follows:

Discount Rate	7%
Future salary increases	6%

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. During the year ended June 30, 2007, the Company amended its Compensation Plan to restrict changes to and settlements of funds invested in the Common Stock of the Company, which is one of the investment elections available under the Compensation Plan. As a result of this amendment, the Compensation Plan changed from a liability plan to an equity plan. This change resulted in a reduction of the deferred compensation liability associated with the fair value of the Common Stock of the Company held in the Compensation Plan by approximately $1.8 million for the year ended June 30, 2007. Employees of the Company made contributions to the Compensation Plan in the amount of approximately $0.4 million, $0.3 million and $0.4 million for the years ended June 30, 2007, 2006, and 2005, respectively.

Note N COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A few of the commitments are long-term and are based on minimum purchase requirements. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a significant amount of penalties is reasonably likely to be incurred under these commitments based upon historical experience and current expectation. Future purchases under these commitments are as follows:

Year Ending June 30,
($000)
2008	$8,126
2009	3,615
2010	1,332
2011	1,158

Note O STOCK REPURCHASE PROGRAM

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option and performance share plans. Share repurchases under the Stock Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Total Amount of Shares Purchased
($000 except share data)
Year Ended June 30, 2005	11,000	$182
Year Ended June 30, 2006	283,100	5,221
Year Ended June 30, 2007	19,500	501

	313,600	$5,904

Note P STOCK SPLIT

On February 17, 2005, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common stock for shareholders of record on March 2, 2005. The stock split was distributed on March 22, 2005 issuing one additional share of common stock for every share of common stock held. The applicable share and per share data for all periods included herein have been restated to give effect for this stock split.

QUARTERLY FINANCIAL DATA (unaudited)

FISCAL 2007

QUARTER ENDED	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
($000 except per share data)
Net revenues	$60,797	$63,342	$67,085	$71,971
Cost of goods sold, including contract activity	36,038	35,718	38,966	42,661
Internal research and development	1,301	1,561	1,614	1,960
Selling, general and administrative	13,362	13,871	14,358	13,473
Interest expense	374	295	204	134
Other (income) – net	(508)	(937)	(518)	(639)

Earnings before income taxes	10,230	12,834	12,461	14,382
Income taxes	2,732	3,724	2,412	3,073

Net earnings	$7,498	$9,110	$10,049	$11,309

Basic earnings per share	$0.26	$0.31	$0.34	$0.38

Diluted earnings per share	$0.25	$0.30	$0.33	$0.37

FISCAL 2006

QUARTER ENDED	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
($000 except per share data)
Net revenues	$54,391	$53,827	$59,363	$64,944
Cost of goods sold, including contract activity	32,303	33,371	35,055	38,258
Internal research and development	1,911	1,966	1,604	1,413
Selling, general and administrative	11,499	11,301	11,212	14,072
Interest expense	405	450	458	477
Other (income) – net	(1,297)	(101)	(164)	(633)
Goodwill impairment charge	—	—	—	17,630

Earnings (loss) before income taxes	9,570	6,840	11,198	(6,273)
Income taxes	2,821	1,660	3,748	2,312

Net earnings (loss)	$6,749	$5,180	$7,450	$(8,585)

Basic earnings (loss) per share	$0.23	$0.18	$0.25	$(0.29)

Diluted earnings (loss) per share	$0.23	$0.17	$0.25	$(0.29)

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2005, 2006, AND 2007

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions			Deduction from Reserves		Balance at End of Year
		Charged to Expense	Charged to Other Accounts
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$791	$162	$113	[3]	$250	[1]	$816
Warranty reserves	$552	$218	$217	[3]	$25		$962
Other[2]	$10	$—	$—		$—		$10

YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$816	$395	$7	[3]	$104	[1]	$1,114
Warranty reserves	$962	$—	$—		$22		$940
Other[2]	$10	$—	$—		$—		$10

YEAR ENDED JUNE 30, 2007:
Allowance for doubtful accounts	$1,114	$(47)	$190	[4]	$22	[1]	$1,235
Warranty reserves	$940	$135	$—		$—		$1,075
Other[2]	$10	$—	$—		$10		$—

[1]	Uncollectible accounts written off, net of recovery.
[2]	Primarily relates to the closing of manufacturing operations in Mexico and the costs related to consolidating several of the Company’s European distribution arrangements.
[3]

Primarily relates to the allowance for doubtful accounts and warranty return reserves from the acquisition of Marlow Industries, Inc. and foreign currency translations from the Company’s foreign subsidiaries.

[4]	Primarily relates to the allowance for doubtful accounts from the acquisition of Pacific Rare Specialty Metals & Chemicals, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of Carl J. Johnson, the Company’s Chairman, Francis J. Kramer, Chief Executive Officer and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Johnson, Kramer and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. See the “Report of Management” which is set forth under Item 8 above and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the changes implemented to remediate the previously reported material weakness as disclosed in Item 8 of this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Director Independence and Corporate Governance-Code of Business Conduct and Ethics,” “Meetings and Committees of the Board of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth under the caption “Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement.

Code of Ethics

The Company has adopted its Code of Business Conduct and Ethics and its Code of Ethics for Senior Financial Officers for all of its employees, including the principal executive officer and principal financial officer. The Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers can be found on the Company’s internet web site at www.ii-vi.com under “Investor Information – Corporate Governance Documents.”

The web site and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item related to the Company’s Equity Compensation Plan is incorporated herein by reference set forth under the caption “Principal Shareholders” in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Independence and Corporate Governance” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The financial statements are set forth under Item 8 of this annual report on Form 10-K.

	(2)	Schedules

		Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2007 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award* under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Filed herewith.

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Filed herewith.

10.24	Second Amendment to Credit Agreement	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer (Effective July 1, 2007) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Executive Officer (Through June 30, 2007) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.03	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer (Effective July 1, 2007) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Executive Officer (Through June 30, 2007) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.03	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED

Date: September 10, 2007	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: September 10, 2007	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and
Director

Principal Financial and Accounting Officer:

Date: September 10, 2007	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

Date: September 10, 2007	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Director

Date: September 10, 2007	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: September 10, 2007	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: September 10, 2007	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: September 10, 2007	By:	/s/ Duncan A.J. Morrison
Duncan A. J. Morrison
Director

Date: September 10, 2007	By:	/s/ RADM Marc Y.E. Pelaez
RADM Marc Y. E. Pelaez (retired)
Director

Date: September 10, 2007	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

EXHIBIT INDEX

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award* under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Filed herewith.

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Filed herewith.

10.24	Second Amendment to Credit Agreement	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer (Effective July 1, 2007) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Executive Officer (Through June 30, 2007) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.03	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer (Effective July 1, 2007) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Executive Officer (Through June 30, 2007) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.03	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrant’s total assets on a consolidated basis.