Form 10-Q
period 2007-09-30
II-VI INC
filed 2007-11-07
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

At November 2, 2007, 29,653,833 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

($000)

	(Unaudited) September 30, 2007	(Audited) June 30, 2007
Assets
Current Assets
Cash and cash equivalents	$35,683	$32,618
Accounts receivable – less allowance for doubtful accounts of $1,298 at September 30, 2007 and $1,235 at June 30, 2007	44,931	47,724
Inventories	63,205	59,857
Deferred income taxes	9,102	9,279
Prepaid and other current assets	3,098	2,434

Total Current Assets	156,019	151,912

Property, plant & equipment, net	86,169	85,639
Goodwill	24,586	24,489
Other intangible assets, net	14,464	13,920
Investments	7,289	6,982
Other assets	5,338	4,982

Total Assets	$293,865	$287,924

Current Liabilities
Accounts payable	$14,186	$14,099
Accrued salaries and wages	5,243	5,566
Accrued bonuses	3,540	8,074
Income taxes payable	3,072	5,494
Accrued profit sharing contribution	784	2,896
Other accrued liabilities	7,102	7,565
Current portion of long-term debt	55	55

Total Current Liabilities	33,982	43,749

Long-term debt, less current maturities	14,154	14,940
Deferred income taxes	3,522	6,087
Other liabilities	12,982	3,708

Total Liabilities	64,640	68,484
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized—5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,171,427 shares at September 30, 2007; 32,092,077 shares at June 30, 2007	71,091	68,670
Accumulated other comprehensive income	1,575	939
Retained earnings	165,680	158,287

	238,346	227,896
Treasury stock, at cost, 2,531,074 shares at September 30, 2007 and 2,508,807 shares at June 30, 2007	9,121	8,456

Total Shareholders’ Equity	229,225	219,440

Total Liabilities and Shareholders’ Equity	$293,865	$287,924

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2007	2006
Revenues
Net sales:
Domestic	$38,140	$31,480
International	30,791	26,699

	68,931	58,179
Contract research and development	3,740	2,618

Total Revenues	72,671	60,797

Costs, Expenses & Other (Income)
Cost of goods sold	41,262	34,051
Contract research and development	2,823	1,987
Internal research and development	2,104	1,301
Selling, general and administrative	14,313	13,362
Interest expense	125	374
Other (income) expense, net	(1,134)	(508)

Total Costs, Expenses and Other (Income) Expense	59,493	50,567

Earnings Before Income Taxes	13,178	10,230
Income Taxes	3,555	2,732

Net Earnings	$9,623	$7,498

Basic Earnings Per Share	$0.33	$0.26

Diluted Earnings Per Share	$0.32	$0.25

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$9,623	$7,498
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	3,973	3,735
Amortization	361	342
Share-based compensation expense	1,069	743
Gain on foreign currency remeasurements and transactions	(348)	(168)
Net loss on disposal of assets	6	22
Deferred income taxes	(2,133)	(21)
Excess tax benefits from share-based compensation expense	(501)	(948)
Increase (decrease) in cash from changes in:
Accounts receivable	4,443	264
Inventories	(2,656)	(2,129)
Accounts payable	154	1,466
Deferred revenue	—	(813)
Other operating net assets	(3,114)	(5,458)

Net cash provided by operating activities	10,877	4,533

Cash Flows from Investing Activities
Additions to property, plant and equipment	(4,975)	(3,064)
Proceeds from sale of property, plant and equipment	14	85
Purchase of intangibles	(845)	—
Dividend from unconsolidated business	—	23

Net cash used in investing activities	(5,806)	(2,956)

Cash Flows from Financing Activities
Proceeds on long-term borrowings	3,000	—
Payments on long-term borrowings	(4,014)	(1,888)
Payments on short-term borrowings	—	(2,000)
Proceeds from exercise of stock options	780	1,243
Excess tax benefits from share-based compensation expense	501	948
Purchase of treasury stock	(594)	(502)

Net cash used in financing activities	(327)	(2,199)

Effect of exchange rate changes on cash and cash equivalents	(1,679)	(470)
Net increase (decrease) in cash and cash equivalents	3,065	(1,092)
Cash and Cash Equivalents at Beginning of Period	32,618	26,885

Cash and Cash Equivalents at End of Period	$35,683	$25,793

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$845	$794

Cash paid for interest	$167	$415

Cash paid for income taxes	$2,728	$2,640

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
BALANCE – JUNE 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440

Cumulative effect of adoption of FIN 48	—	—	—	(2,230)	—	—	(2,230)
Shares issued under stock option plans	79	780	—	—	—	—	780
Share-based compensation expense	—	1,069	—	—	—	—	1,069
Net earnings	—	—	—	9,623	—	—	9,623
Purchase of treasury stock	—	—	—	—	(20)	(594)	(594)
Treasury stock under deferred compensation arrangements	—	71	—	—	(2)	(71)	—
Excess tax benefit under SFAS 123(R)	—	501	—	—	—	—	501
Other comprehensive income, net of tax	—	—	636	—	—	—	636

BALANCE – SEPTEMBER 30, 2007	32,171	$71,091	$1,575	$165,680	(2,531)	$(9,121)	$229,225

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The condensed consolidated financial statements for the three month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2007. The consolidated results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Note B — Newly Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of July 1, 2007. As a result of the implementation of Interpretation 48, the Company increased its liability for unrecognized tax benefits by $2.2 million, which was recorded as a direct decrease to retained earnings. See Note I, “Income Taxes” for additional information.

Note C — Other New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have a significant effect on II-VI’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have a significant effect on II-VI’s consolidated results of operations or financial position.

Note D — Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2007	June 30, 2007
Billed
Completed Contracts	$489	$187
Contracts in Progress	2,659	1,364

	3,148	1,551
Unbilled	2,227	3,994

	$5,375	$5,545

Note E — Inventories

The components of inventories were as follows ($000):

	September 30, 2007	June 30, 2007
Raw materials	$19,594	$15,763
Work in progress	20,504	18,531
Finished goods	23,107	25,563

	$63,205	$59,857

Note F — Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2007	June 30, 2007
Land and land improvements	$1,942	$1,942
Buildings and improvements	48,879	48,202
Machinery and equipment	112,817	112,090
Construction in progress	12,381	9,841

	176,019	172,075

Less accumulated depreciation	(89,850)	(86,436)

	$86,169	$85,639

Note G — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

September 30, 2007
Balance – Beginning of Period	$24,489

Foreign currency translation	97

Balance – End of Period	$24,586

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2007 and June 30, 2007 were as follows ($000):

	September 30, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,601	$(2,481)	$4,120	$5,756	$(2,332)	$3,424
Trademarks	7,491	(534)	6,957	7,491	(516)	6,975
Customer Lists	6,080	(2,763)	3,317	5,961	(2,561)	3,400
Other	1,382	(1,312)	70	1,378	(1,257)	121

Total	$21,554	$(7,090)	$14,464	$20,586	$(6,666)	$13,920

Amortization expense recorded on these intangible assets was $0.4 million and $0.3 million, for the three months ended September 30, 2007 and 2006, respectively. During the quarter ended September 30, 2007, the Company entered into a license agreement to utilize a patented crystal growth process. The total cost of the license is $0.8 million and is amortized over approximately 15 years. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s Customer Lists component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At September 30, 2007, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2008	$988
2009	1,256
2010	1,254
2011	1,204
2012	1,065

Note H — Debt

The components of debt were as follows ($000’s):

	September 30, 2007	June 30, 2007
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$10,500	$11,500
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%, payable in monthly installments through October 2011	235	250
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2011	3,474	3,245

Total debt	14,209	14,995
Current portion of long-term debt	(55)	(55)

Long-term debt, less current portion	$14,154	$14,940

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The weighted average interest rate of borrowings was 5.83% and 6.12% for the quarter ended September 30, 2007 and 2006, respectively. The Company had available $48.8 million and $47.8 million under its line of credit as of September 30, 2007 and June 30, 2007, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2007 and June 30, 2007, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through September 2011. At September 30, 2007 and June 30, 2007, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 1.09% at September 30, 2007 and 0.73% at June 30, 2007.

Note I — Income Taxes

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of this new accounting principle, the Company increased the liability for net unrecognized tax benefits by $2.2 million, and accounted for the increase as a cumulative effect of a change in accounting principles that resulted in a decrease to retained earnings of $2.2 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $6.6 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. Prior to the adoption of FIN 48 the Company had previously recorded its tax contingencies as current liabilities. As of September 30, 2007, the gross unrecognized income tax benefits were $7.5 million and the change from July 1, 2007 was the result of increases to tax positions taken in the current fiscal year. If recognized, all of the gross unrecognized income tax benefits would affect the effective tax rate. The Company anticipates approximately $0.9 million of unrecognized tax benefits associated with amounts estimated under FIN 48 will reverse during the current fiscal year due to the Federal statute of limitations expiring. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the condensed consolidated statement of operations. As of July 1, 2007, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions included in the liability on its condensed consolidated balance sheet.

During fiscal 2007, the IRS commenced examination of the Company’s U.S. federal income tax return for the fiscal year 2005. Upon completion of this examination, it is possible that the total amount of unrecognized benefits will change.

The fiscal years 2004 to 2007 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2007 remain open to examination by state jurisdictions, and the fiscal years 2003 to 2007 remain open to examination by certain foreign taxing jurisdictions.

Note J — Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended September 30,
	2007	2006
Net earnings	$9,623	$7,498
Divided by:
Weighted average shares	29,594	29,195

Basic earnings per common share	$0.33	$0.26

Net earnings	$9,623	$7,498
Divided by:
Weighted average shares	29,594	29,195
Dilutive effect of common stock equivalents	758	693

Diluted weighted average common shares	30,352	29,888

Diluted earnings per common share	$0.32	$0.25

Note K — Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2007	2006
Net earnings	$9,623	$7,498
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $235 and $(51), respectively	636	(140)

Comprehensive income	$10,259	$7,358

Note L — Segment and Geographic Reporting

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

The Company has four reportable segments that offer similar products. The Company’s chief operating decision maker receives and reviews financial information in this format. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. subsidiary and recently acquired Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (PRM); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Advanced Material Development Center (“AMDC”) group (which is responsible for the corporate research and development activities).

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. In the Military & Materials segment, Exotic Electro-Optics, Inc. designs, manufactures and markets infrared products for military applications and PRM produces and refines selenium and tellurium materials. The Military & Materials segment does not include the operating results for the quarter ended September 30, 2006 for PRM, the Company’s recently acquired subsidiary, as this acquisition did not occur until June 26, 2007.

The Compound Semiconductor Group is located in the U.S., the U.K., Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. In the Compound Semiconductor Group segment, Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The AMDC group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended September 30, 2007
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$33,617	$14,232	$11,977	$12,845	$—	$72,671
Inter-segment revenues	46	164	41	1,999	(2,250)	—
Segment earnings	7,367	2,902	1,519	381	—	12,169
Interest expense	—	—	—	—	—	(125)
Other income, net	—	—	—	—	—	1,134
Earnings before income taxes	—	—	—	—	—	13,178
Depreciation and amortization	1,709	740	431	1,454	—	4,334
Segment assets	149,760	39,980	31,979	72,146	—	293,865
Expenditures for property, plant and equipment	2,675	197	289	1,296	—	4,457
Equity investment	—	—	—	3,623	—	3,623
Goodwill	8,431	1,927	3,914	10,314	—	24,586

	Three Months Ended September 30, 2006
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$32,158	$10,512	$6,187	$11,940	$—	$60,797
Inter-segment revenues	101	247	25	946	(1,319)	—
Segment earnings (loss)	8,803	1,199	241	(147)	—	10,096
Interest expense	—	—	—	—	—	(374)
Other income, net	—	—	—	—	—	508
Earnings before income taxes	—	—	—	—	—	10,230
Depreciation and amortization	1,568	742	449	1,318	—	4,077
Segment assets	130,898	38,319	20,173	62,281	—	251,671
Expenditures for property, plant and equipment	1,802	749	54	973	—	3,578
Equity investment	—	—	—	2,549	—	2,549
Goodwill	7,419	1,927	3,914	10,019	—	23,279

Note M — Share-Based Compensation

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

Under the provisions of SFAS 123R, the Company recorded $1.1 million and $0.7 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three months ended September 30, 2007 and 2006, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense for the quarter ended September 30, 2007 and 35% to cost of goods sold and 65% to selling, general and administrative expense for the quarter ended September 30, 2006 in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three months ended September 30, 2007 and 2006, the weighted-average fair value of options granted under the stock option plan was $12.77 and $13.40, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Risk free interest rate	4.59%	5.47%
Expected volatility	40.5%	59.7%
Expected life of options	5.86 years	6.92 years
Dividend yield	none	none

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At September 30, 2007, the Company has two separate performance share grants covering the periods from July 2006 to December 2007 and from July 2007 to June 2009. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers being important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.1 million and $0.7 million share-based compensation expense for the three-months ended September 30, 2007 and 2006, respectively, was $0.2 million and $0.1 million, respectively, of expense attributable to the performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note N — Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $6.8 million. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.1 million for each of the three months ended September 30, 2007 and 2006, respectively.

Note O — Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the three months ended September 30, 2007 ($000).

Three Months Ended September 30, 2007
Balance – Beginning of Period	$1,075
Expense and writeoffs, net	10

Balance – End of Period	$1,085

Note P — Investment

In March 2007, the Company acquired for $3.6 million a non-controlling minority interest in Guangdong Fuxin Electronic Technology Company based in Guangdong Province, China. This investment is accounted for under the cost method of accounting.

The Company has a 36% ownership interest in 5NPlus, Inc., a supplier to the Company. This investment is accounted for under the equity method of accounting. At September 30, 2007 and June 30, 2007, the Company had outstanding notes receivable of approximately $0.4 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. For the three months ended September 30, 2007 and 2006, the Company purchased raw materials of $0.2 million and $0.3 million, respectively, from this supplier. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.3 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.

Note Q — Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company expects the repurchase of shares over time to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option plan. The following are the shares repurchased under the Stock Repurchase Program ($000).

	Three Months Ended September 30, 2007
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	313,600	$5,905
Shares purchased	20,000	594

Balance – End of Period	333,600	$6,499

	Three Months Ended September 30, 2006
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased	19,500	502

Balance – End of Period	313,600	$5,905

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including any statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors.

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on September 10, 2007.

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

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates, accounting for share-based payments and workers compensation accrual for our self insurance program. Management believes these estimates to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48), in the first quarter of fiscal 2008. See “Note I Income Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

As of September 30, 2007, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations

	Three Months Ended September 30,		% Increase
Overview ($000’s except per share data)	2007	2006
Bookings	$81,838	$64,297	27%
Revenues	72,671	60,797	20%
Net earnings	9,623	7,498	28%
Diluted earnings per share	0.32	0.25	28%

The results of operations includes Pacific Rare Specialty Metals & Chemicals, Inc. (PRM) for only the three months ended September 30, 2007 as this acquisition was completed June 26, 2007.

Net earnings for the first quarter of fiscal 2008 were $9,623,000 ($0.32 per share-diluted) on revenues of $72,671,000. This compares to net earnings of $7,498,000 ($0.25 per share-diluted) on revenues of $60,797,000 in the first quarter of fiscal 2007. The increase in net earnings for the current three months as compared to the same period last fiscal year was primarily driven by improved financial results from the Company’s Military & Materials and Near-Infrared Optics segments. The favorable financial results were driven by a combination of increased revenues during the current period as well as improved operational results relating to production yields and lower scrap expense. The Military & Materials segment included approximately $4.9 million of revenue from PRM. Excluding the revenue from PRM, this segment’s revenue increased during the current period due to increased shipments of its sapphire product line. The Company’s Near-Infrared optics segment’s revenues increased $3.7 million or 35% compared to the same period last fiscal year. This increase was primarily driven by increased volume of shipments of the UV Filter product line. In addition, net earnings were favorably impacted in the current quarter due to increased foreign currency gains and increased earnings from the Company’s equity investment in 5NPlus, Inc. The improvement in net earnings were partially offset by the Company’s Infrared Optics segment which reported a decrease in segment earnings of $1.4 million or 16% due to certain process and capacity challenges in the segment’s material growth area.

Bookings for the first quarter of fiscal 2008 increased 27% to $81,838,000 compared to $64,297,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the current three months compared to the same period last fiscal year was partially driven by the Company’s Near-Infrared Optics segment receiving a $13.5 million booking for the UV Filter product line. In addition, during the current three month period, PRM recorded $2.7 million of bookings. Offsetting the overall increase in bookings was the Company’s Compound Semiconductor Group which recorded $6.4 million or 38% less bookings in the current quarter than the same period last fiscal year. This shortfall was primarily due to a delay in the receipt of a medical imaging booking in eV PRODUCTS in the current three month period as well as a delay in the receipt of large blanket orders from the Compound Semiconductor Group’s medical customers in the first quarter of last fiscal year that did not occur in the current fiscal quarter.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings (loss) differs from income from operations in that segment earnings excludes certain operational expenses included in other income – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control. See also Note L to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

	Three Months Ended September 30,		% Increase (Decrease)
Infrared Optics (000’s)	2007	2006
Bookings	$35,499	$32,799	8%
Revenues	33,617	32,158	5%
Segment earnings	7,367	8,803	(16)%

Bookings for the first quarter of fiscal 2008 for Infrared Optics increased 8% to $35,499,000 from $32,799,000 in the first quarter of last fiscal year. The increase in bookings for the current three months compared to the same period last fiscal year was due to the increased demand from both OEM’s and aftermarket customers worldwide who utilize infrared optics in their laser systems. Historically, the segment has experienced a seasonal slow-down during the first quarter of each of its fiscal years primarily due to summer vacations in Europe, one of the Company’s largest markets. During the current three months, this slow-down was not as significant as in prior years. In fact, bookings in Germany during the current period increased approximately 25% compared to the same period last fiscal year which is further evidence of a strong worldwide demand for the segment’s product offerings.

Revenues for the first quarter of fiscal 2008 for Infrared Optics increased 5% to $33,617,000 from $32,158,000 in the first quarter of last fiscal year. The increase in revenues for the current fiscal three month period compared to the same period last fiscal year was due to increased shipment volume to both OEM and aftermarket customers. The segment continues to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to address developing markets and new laser applications. These addressable markets are expected to continue to expand over the next several years across multiple industries. The increases in revenues for the current three month period were partially offset by lower shipments of the segment’s zinc selenide and zinc sulfide materials compared to the same period last fiscal year due to material capacity constraints. The segment is in the process of expanding its material growth capacity to capitalize on the increased product demands.

Segment earnings for the first quarter decreased 16% to $7,367,000 from $8,803,000 in the first quarter of last fiscal year. The decrease in segment earnings for the current fiscal three months compared to the same period last fiscal year was due primarily to yield and production capacity limitations in the segment’s material production operations as well as higher raw material costs, increased investment in internal research and development and increased stock option and performance share expense. The segment is in the process of aggressively addressing its yield issues as well as expanding material growth capacity and expects to benefit from these efforts in the second half of fiscal year 2008 and beyond.

	Three Months Ended September 30,		% Increase
Near-Infrared Optics (000’s)	2007	2006
Bookings	$24,138	$7,461	224%
Revenues	14,232	10,512	35%
Segment earnings	2,902	1,199	142%

Bookings for the first quarter of fiscal 2008 for Near-Infrared Optics increased 224% to $24,138,000 from $7,461,000 in the first quarter of last fiscal year. The increase in bookings during the current three months compared to the same period last fiscal year was primarily due to a $13.5 million order for UV Filter assemblies. In addition, the segment received a $3.0 million order for the production of optical products used in conjunction with laser eye surgery.

Revenues for the first quarter of fiscal 2008 for Near-Infrared Optics increased 35% to $14,232,000 compared to $10,512,000 in the first quarter of last fiscal year. This increase was due to increased volume of shipments of UV Filter assemblies during the current three month period compared to the same periods last fiscal year.

Segment earnings for the first quarter of fiscal 2008 increased 142% to $2,902,000 from $1,199,000 in the first quarter of last fiscal year. The improvement in segment earnings for the three month period compared to the same period last fiscal year was due to increased margins recognized on the additional sales volume and higher production yields attributed to the UV Filter product line.

	Three Months Ended September 30,		% Increase
Military & Materials (000’s)	2007	2006
Bookings	$11,566	$7,019	65%
Revenues	11,977	6,187	94%
Segment earnings	1,519	241	530%

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (EEO) and PRM. The results of operations include PRM for only the three months ended September 30, 2007 as this acquisition was completed June 26, 2007.

Bookings for the first quarter of fiscal 2008 for Military & Materials increased 65% to $11,566,000 as compared to $7,019,000 in the first quarter of last fiscal year. Included in the current fiscal three month bookings were approximately $2.7 million from PRM. Excluding PRM, the increase was primarily attributed to a $1.5 million order for sapphire window panels for the Advanced Targeting Pod for the F-15 and F-16 fighter aircrafts.

Revenues for the first quarter of fiscal 2008 for Military & Materials increased 94% to $11,977,000 as compared to $6,187,000 in the first quarter last fiscal year. Included in the current fiscal three month revenues were approximately $4.9 million from PRM. Excluding PRM, the increase was primarily attributed to increased shipments of the segment’s sapphire product line.

Segment earnings for the first quarter of fiscal 2008 increased 530% to $1,519,000 compared to $241,000 for the same period last fiscal year. The improvement in segment earnings in the current fiscal three months compared to the same period last fiscal year was due to the increased margins realized on increased shipments. The increase in margins is a result of EEO realizing operational improvements due to improved manufacturing yields and lower scrap expense compared to the same period last fiscal year. In addition, segment earnings include the earnings of the newly acquired PRM business.

	Three Months Ended September 30,		% Increase (Decrease)
Compound Semiconductor Group (000’s)	2007	2006
Bookings	$10,635	$17,018	(38)%
Revenues	12,845	11,940	8%
Segment earnings (loss)	381	(147)	N/A

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, eV PRODUCTS, the WBG group and the AMDC group.

Bookings for the first quarter of fiscal 2008 for the Compound Semiconductor Group decreased 38% to $10,635,000 as compared to $17,018,000 in the first quarter of last fiscal year. The decrease in bookings in the segment was primarily driven by lower bookings in the current quarter compared to the same period last year from eV PRODUCTS and Marlow, which experienced a decrease in bookings of approximately $3.3 million and $2.5 million, respectively. The decrease in eV PRODUCTS’ bookings was primarily due to a slowdown of orders from their major medical customer due to the impact of the Deficit Reduction Act. During the first quarter of last fiscal year eV PRODUCTS received a $3.5 million blanket order from this medical customer. The decrease in Marlow’s bookings was due to a delayed order from a major medical customer which is now expected to occur in the second quarter of the current fiscal year.

Revenues for the first quarter of fiscal 2008 for the Compound Semiconductor Group increased 8% to $12,845,000 compared to $11,940,000 in the first quarter of the last fiscal year. The increase in revenues for the current three months compared to the same period last year was primarily driven by increased revenues of $0.6 million from the WBG group which has been experiencing increased demand for Silicon Carbide products resulting in higher shipments. In addition, Marlow’s revenues increased $0.7 million due to increased volume of shipments to the Company’s defense and space and medical market segments.

The segment earnings for the first quarter of fiscal 2008 were $381,000 compared to a segment loss of $147,000 in the first quarter of the prior fiscal year. The improvement in segment earnings for the three month period compared to the same period last fiscal year was primarily due to increased margins recognized on the additional sales volume in the Group. The increase in margins is a result of the continued ramping up of Marlow’s Vietnam facility which has contributed to lowering Marlow’s worldwide production cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2008 was $27,669,000 or 40% of net sales compared to $24,128,000 or 41% of net sales for the same period last fiscal year. The decrease in manufacturing gross margins was primarily due to lower production yields in the Infrared Optics segment’s material production operations as well as higher raw material costs within the segment. The Infrared Optics segment is in the process of aggressively addressing its yield issues as well as expanding its material growth capacity and expects to benefit from these efforts in the form of improved gross margins in the second half of fiscal year 2008 and beyond. In addition, the gross margin was impacted by the addition of PRM as the historical gross margin on PRM’s product offerings are less than the Company’s historical gross margins.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2008 was $917,000 or 25% of research and development revenues, compared to a gross margin of $631,000 or 24% of research and development revenues for the same period last fiscal year. Contract gross margin for the current quarter was consistent with the same quarter last fiscal year. The increase in contract revenues in the current quarter of approximately $1.1 million or 43% compared to the same quarter last fiscal year was due to increased external research and development across the majority of the Company’s operating segments. Contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group.

Company-funded internal research and development expenses for the first quarter of fiscal 2008 were $2,104,000 or 3% of revenues compared to $1,301,000 or 2% of revenues for the same period last fiscal year. The increase in internal research and development expenses for the current three month period compared to the same period last fiscal year was due primarily to increased internal research and development efforts in the Company’s Compound Semiconductor Group which have been focusing on internal improvements in the areas of crystal growth focusing on yield improvements. Company-funded internal research and development expenses combined with externally funded research and development expenses for the first quarter of fiscal 2007 were $4,927,000 or 7% of revenue compared to $3,288,000 or 5% for the same period last fiscal year.

Selling, general and administrative expenses for the first quarter of fiscal 2008 were $14,313,000 or 20% of revenues compared to $13,362,000 or 22% of revenues for the same period last fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenues in the current three month period compared to the same period last year was primarily due to the inclusion of PRM in the current quarter’s financial results. The addition of PRM has lowered the Company’s selling, general and administration expenses as a percentage of revenues due to the historical lower overhead requirements of this business compared to the Company’s historical selling, general and administrative expense ratio. In addition, the Company incurred increased legal and professional expenses in the first quarter of the prior year relating to acquisitions and other professional services.

Interest expense for the first quarter of fiscal 2008 was $125,000 compared to $374,000 for the same period last fiscal year. The decrease in the interest expense in the current fiscal three months compared to the same period last fiscal year was primarily due to a 48% reduction in the Company’s outstanding debt between the two periods.

Other income for the first quarter of fiscal 2008 was $1,134,000 compared to other income of $508,000 for the same period last fiscal year. The increase in other income for the current three month period compared to the same period last fiscal year was due to increased foreign currency gains as the Company’s foreign currencies have continued to strengthen against the U.S. dollar. In addition, the Company has recognized an increased level of earnings from its minority investment in 5NPlus, Inc., a Canadian manufacturing company, and increased interest income earned from the Company’s excess cash reserves.

The Company’s year-to-date effective income tax rate is 27.0% and is consistent with the effective income tax rate of 26.7% for the same period last fiscal year. The current year’s effective income tax rate increased approximately 3% from last year’s full fiscal year rate of 24% due to the anticipated income tax rate increase in China.

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

	Three Months Ended September 30,
Sources (uses) of cash: ($000)	2007	2006
Net cash provided by operating activities	$10,877	$4,533
Proceeds from exercise of stock options	780	1,243
Additions to property, plant and equipment	(4,975)	(3,064)
Payments on indebtedness, net of borrowings	(1,014)	(3,888)
Purchase of intangible assets	(845)	—
Purchases of treasury stock	(594)	(502)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest level due to the pay-out of the Company’s worldwide bonuses accrued from the previous fiscal year. In the first three months of fiscal 2008, cash provided by operations was approximately $10.9 million. The increase in cash was driven by the Company’s net earnings of approximately $9.6 million, depreciation and amortization of $4.3 million, share-based compensation expense of $1.1 million and a decrease in accounts receivable of $4.4 million. The increase in cash was offset by working capital requirements including an increase in inventories of $2.7 million and other operating net assets, primarily accrued bonuses and accrued income taxes of $3.1 million, a reduction of deferred taxes of $2.1 million and a use of cash for excess tax benefits from share-based compensation of $0.5 million.

Net cash used in investing activities during the first quarter of fiscal 2008 of approximately $5.8 million was primarily expenditures for property, plant and equipment of $5.0 million and acquired intangibles of $0.8 million. Net cash used in financing activities of $0.3 million included $0.8 million of proceeds from the exercise of stock options and $0.5 million of cash provided by excess tax benefits from share-based compensation offset by $1.0 million of net payments on borrowings and purchases of treasury stock of $0.6 million.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit agreement was 5.83% and 6.12% for the quarter ended September 30, 2007 and 2006, respectively. The Company had available $48.8 million and $47.8 million under its line of credit as of September 30, 2007 and June 30, 2007, respectively.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 20,000 shares totaling $0.6 million of Common Stock under the share repurchase program during the quarter ended September 30, 2007. To date, the Company has repurchased 333,600 shares of Common Stock for $6.5 million under this share repurchase program. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option and performance share plans.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	September 30, 2007	June 30, 2007
Cash and cash equivalents	$35,683	$32,618
Available borrowing capacity under existing credit facility	48,800	47,800
Total debt obligations	14,209	14,995

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, treasury stock repurchases and internal growth for fiscal 2008.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2007.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$14,209	$55	$112	$14,042	$—
Interest Payments(1)	2,686	660	1,316	710	—
Capital Lease Obligations	39	19	20	—	—
Operating Lease Obligations	21,409	2,590	4,137	2,805	11,877
Purchase Obligations(2)	19,152	13,991	4,308	853	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$57,495	$17,315	$9,893	$18,410	$11,877

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2007.
(2)	Includes the purchase price for the Company’s previously announced pending acquisition of a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH.

The gross unrecognized income tax benefits under FIN 48 at September 30, 2007 which are excluded from the table above are $7.5 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended September 30, 2007.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $8,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.5 million to an increase of $0.6 million for the quarter ended September 30, 2007.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $1.9 million and $0.1 million for the quarters ended September 30, 2007 and 2006, respectively.

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

Interest Rate Risks

As of September 30, 2007, the total borrowings of $14.2 million included a $10.5 million line of credit, a $3.5 million loan denominated in Japanese Yen and a $0.2 million Pennsylvania Industrial Development Authority (PIDA) term note. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would have an immaterial impact on the Company’s financial results for the quarter ended September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer (and principal financial officer), the effectiveness of the Company’s disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Kramer and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no significant changes with regard to the Company’s risk factors that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of the Company’s Common Stock during the three months ended September 30, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2007 to July 31, 2007	—	—	—	186,400

August 1, 2007 to August 31, 2007	20,000	$29.70	20,000	166,400

September 1, 2007 to September 30, 2007	—	—	—	166,400

Total	20,000	$29.70	20,000

(1)	A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. The repurchase program has no expiration date.

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

II-VI INCORPORATED
(Registrant)

Date: November 7, 2007	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.