Form 10-Q
period 2007-12-31
II-VI INC
filed 2008-02-07
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

At February 1, 2008, 29,660,373 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCO RPORATED

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
($000)	(Unaudited)	(Audited)
	December 31,	June 30,
	2007	2007
Assets
Current Assets
Cash and cash equivalents	$68,038	$32,618
Accounts receivable – less allowance for doubtful accounts of $1,377 at December 31, 2007 and $1,235 at June 30, 2007	42,593	47,724
Inventories	64,314	59,857
Deferred income taxes	9,175	9,279
Prepaid and other current assets	3,676	2,434

Total Current Assets	187,796	151,912

Property, plant & equipment, net	87,176	85,639
Goodwill	24,656	24,489
Other intangible assets, net	14,146	13,920
Investments	3,665	6,982
Other assets	5,269	4,982

Total Assets	$322,708	$287,924

Current Liabilities
Accounts payable	$11,607	$14,099
Accrued salaries and wages	6,225	5,566
Accrued bonuses	5,353	8,074
Income taxes payable	10,285	5,494
Accrued profit sharing contribution	1,631	2,896
Other accrued liabilities	7,225	7,565
Current portion of long-term debt	—	55

Total Current Liabilities	42,326	43,749

Long-term debt, less current maturities	3,581	14,940
Deferred income taxes	4,229	6,087
Other liabilities	13,014	3,708

Total Liabilities	63,150	68,484
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,286,067 shares at December 31, 2007; 32,092,077 shares at June 30, 2007	74,010	68,670
Accumulated other comprehensive income	2,229	939
Retained earnings	192,440	158,287

	268,679	227,896
Treasury stock, at cost, 2,531,074 shares at December 31, 2007 and 2,508,807 shares at June 30, 2007	9,121	8,456

Total Shareholders’ Equity	259,558	219,440

Total Liabilities and Shareholders’ Equity	$322,708	$287,924

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2007	2006
Revenues
Net sales:
Domestic	$37,151	$32,848
International	33,081	28,022

	70,232	60,870
Contract research and development	4,024	2,472

Total Revenues	74,256	63,342

Costs, Expenses & Other (Income) Expense
Cost of goods sold	40,132	33,803
Contract research and development	3,125	1,915
Internal research and development	2,020	1,561
Selling, general and administrative	14,916	13,871
Interest expense	70	295
Other (income) expense, net	(1,054)	(937)
Gain on sale of equity investment (See Note P)	(26,455)	—

Total Costs, Expenses and Other (Income) Expense	32,754	50,508

Earnings Before Income Taxes	41,502	12,834

Income Taxes	14,742	3,724

Net Earnings	$26,760	$9,110

Basic Earnings Per Share	$0.90	$0.31

Diluted Earnings Per Share	$0.88	$0.30

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2007	2006
Revenues
Net sales:
Domestic	$75,291	$64,328
International	63,872	54,721

	139,163	119,049
Contract research and development	7,764	5,090

Total Revenues	146,927	124,139

Costs, Expenses & Other (Income) Expense
Cost of goods sold	81,394	67,854
Contract research and development	5,948	3,902
Internal research and development	4,124	2,862
Selling, general and administrative	29,229	27,233
Interest expense	195	669
Other (income) expense net	(2,188)	(1,445)
Gain on sale of equity investment, (See Note P)	(26,455)	—

Total Costs, Expenses and Other (Income) Expense	92,247	101,075

Earnings Before Income Taxes	54,680	23,064

Income Taxes	18,297	6,456

Net Earnings	$36,383	$16,608

Basic Earnings Per Share	$1.23	$0.57

Diluted Earnings Per Share	$1.19	$0.55

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$36,383	$16,608
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,784	7,499
Amortization	721	678
Share-based compensation expense	2,102	1,536
Gain on sale of equity investment	(26,455)	—
Gain on foreign currency remeasurements and transactions	(839)	(477)
Net loss (gain) on disposal of property, plant and equipment	67	(134)
Deferred income taxes	(1,270)	(2)
Excess tax benefits from share-based compensation expense	(1,586)	(1,168)
Increase (decrease) in cash from changes in:
Accounts receivable	7,287	2,589
Inventories	(3,295)	(5,056)
Accounts payable	(2,960)	291
Income taxes payable	11,276	(788)
Deferred revenue	—	(2,572)
Other operating net assets	(2,334)	(289)

Net cash provided by operating activities	26,881	18,715

Cash Flows from Investing Activities
Proceeds from sale of equity investment	30,236	—
Dividend from equity investment	366	23
Proceeds from sale of property, plant and equipment	14	90
Additions to property, plant and equipment	(9,239)	(8,439)
Purchase of intangibles	(845)	—

Net cash provided by (used in) investing activities	20,532	(8,326)

Cash Flows from Financing Activities
Proceeds on long-term borrowings	3,000	—
Payments on long-term borrowings	(14,694)	(2,000)
Payments on short-term borrowings	(55)	(10,276)
Proceeds from exercise of stock options	1,581	1,619
Excess tax benefits from share-based compensation expense	1,586	1,168
Purchase of treasury stock	(594)	(502)

Net cash used in financing activities	(9,176)	(9,991)

Effect of exchange rate changes on cash and cash equivalents	(2,817)	(1,282)

Net increase (decrease) in cash and cash equivalents	35,420	(884)

Cash and Cash Equivalents at Beginning of Period	32,618	26,885

Cash and Cash Equivalents at End of Period	$68,038	$26,001

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$—	$414

Cash paid for interest	$269	$959

Cash paid for income taxes	$8,397	$7,244

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
BALANCE – JUNE 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440

Cumulative effect of adoption of FIN 48	—	—	—	(2,230)	—	—	(2,230)
Shares issued under stock option plans	194	1,581	—	—	—	—	1,581
Share-based compensation expense	—	2,102	—	—	—	—	2,102
Net earnings	—	—	—	36,383	—	—	36,383
Purchase of treasury stock	—	—	—	—	(20)	(594)	(594)
Treasury stock under deferred compensation arrangements	—	71	—	—	(2)	(71)	—
Excess tax benefit under SFAS 123(R)	—	1,586	—	—	—	—	1,586
Other comprehensive income, net of tax	—	—	1,290	—	—	—	1,290

BALANCE – DECEMBER 31, 2007	32,286	$74,010	$2,229	$192,440	(2,531)	$(9,121)	$259,558

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The condensed consolidated financial statements for the three and six month periods ended December 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2007. The consolidated results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation within the Consolidated Statement of Cash Flows (Unaudited).

Note B — Newly Adopted Accounting Standards

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of July 1, 2007. As a result, the Company increased its liability for unrecognized tax benefits by $2.2 million, which was recorded as a direct decrease to retained earnings. See Note I, “Income Taxes” for additional information.

Note C — Other New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal year 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141 (R) established principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after July 1, 2009.

Note D — Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31,	June 30,
	2007	2007
Billed
Completed Contracts	$263	$187
Contracts in Progress	1,904	1,364

	2,167	1,551
Unbilled	2,754	3,994

	$4,921	$5,545

Note E — Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2007	2007
Raw materials	$20,773	$15,763
Work in progress	21,882	18,531
Finished goods	21,659	25,563

	$64,314	$59,857

Note F — Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	December 31,	June 30,
	2007	2007
Land and land improvements	$1,942	$1,942
Buildings and improvements	49,283	48,202
Machinery and equipment	115,120	112,090
Construction in progress	14,766	9,841

	181,111	172,075

Less accumulated depreciation	(93,935)	(86,436)

	$87,176	$85,639

Note G — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

December 31, 2007
Balance – Beginning of Period	$24,489
Foreign currency translation	167

Balance – End of Period	$24,656

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2007 and June 30, 2007 were as follows ($000):

	December 31, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,601	$(2,639)	$3,962	$5,756	$(2,332)	$3,424
Trademarks	7,491	(553)	6,938	7,491	(516)	6,975
Customer Lists	6,165	(2,951)	3,214	5,961	(2,561)	3,400
Other	1,382	(1,350)	32	1,378	(1,257)	121

Total	$21,639	$(7,493)	$14,146	$20,586	$(6,666)	$13,920

Amortization expense recorded on these intangible assets was $0.3 million and $0.7 million, for the three and six months ended December 31, 2007, respectively, and was $0.4 million and $0.7 million for the three and six months ended December 31, 2006, respectively. During the quarter ended September 30, 2007, the Company entered into a license agreement to utilize a patented crystal growth process. The total cost of the license is $0.8 million and is being amortized over approximately 15 years. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s Customer Lists and Other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiary. At December 31, 2007, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($ 000)
Remaining 2008	$644
2009	1,264
2010	1,261
2011	1,204
2012	1,065

Note H — Debt

The components of debt were as follows ($000’s):

	December 31,	June 30,
	2007	2007
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$—	$11,500
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%	—	250
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2011	3,581	3,245

Total debt	3,581	14,995
Current portion of long-term debt	—	(55)

Long-term debt, less current portion	$3,581	$14,940

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. During the quarter ended December 31, 2007, the Company paid off the PIDA term note ahead of its scheduled maturity of October 2011.

The weighted average interest rate of borrowings was 5.7% and 6.0% for the six months ended December 31, 2007 and 2006, respectively. The Company had available $59.3 million and $47.8 million under its line of credit as of December 31, 2007 and June 30, 2007, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2007 and June 30, 2007, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through September 2011. At December 31, 2007 and June 30, 2007, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 1.09% at December 31, 2007 and 0.73% at June 30, 2007.

Note I — Income Taxes

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of this new accounting principle, the Company increased the liability for net unrecognized tax benefits by $2.2 million, and accounted for the increase as a cumulative effect of a change in accounting principles that resulted in a decrease to retained earnings of $2.2 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $7.6 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. Prior to the adoption of FIN 48 the Company had previously recorded its tax contingencies as current liabilities. As of December 31, 2007, the gross unrecognized income tax benefits were $8.5 million and the change from July 1, 2007 was the result of increases to tax positions taken in the current fiscal year. If recognized, approximately $7.3 million of the gross unrecognized income tax benefits would affect the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the condensed consolidated statement of operations. As of December 31, 2007, the Company had approximately $1.3 million of accrued interest and penalties related to uncertain tax positions included in the liability on its condensed consolidated balance sheet.

During fiscal year 2007, the IRS commenced examination of the Company’s U.S. federal income tax return for fiscal years 2005 and 2006. Upon completion of this examination, it is possible that the total amount of unrecognized benefits will change.

The fiscal years 2004 to 2007 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2007 remain open to examination by state jurisdictions, and fiscal years 2003 to 2007 remain open to examination by certain foreign taxing jurisdictions.

Note J — Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net earnings	$26,760	$9,110	$36,383	$16,608
Divided by:
Weighted average shares	29,696	29,312	29,645	29,254

Basic earnings per common share	$0.90	$0.31	$1.23	$0.57

Net earnings	$26,760	$9,110	$36,383	$16,608
Divided by:
Weighted average shares	29,696	29,312	29,645	29,254
Dilutive effect of common stock equivalents	842	807	825	763

Diluted weighted average common shares	30,538	30,119	30,470	30,017

Diluted earnings per common share	$0.88	$0.30	$1.19	$0.55

Note K — Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net earnings	$26,760	$9,110	$36,383	$16,608
Other comprehensive income:
Foreign currency translation adjustments net of income taxes of $360 and $649, respectively, for the three and six months ended December 31, 2007, and $122 and $62, respectively, for the three and six months ended December 31, 2006.	654	299	1,290	159

Comprehensive income	$27,414	$9,409	$37,673	$16,767

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

The Company has four reportable segments that offer similar products. The Company’s chief operating decision maker receives and reviews financial information in this format. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (PRM); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the eV PRODUCTS division, the Wide Bandgap Materials (“WBG”) group and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. In the Military & Materials segment, Exotic Electro-Optics, Inc. designs, manufactures and markets infrared products for military applications and PRM produces and refines selenium and tellurium materials. The Military & Materials segment does not include the operating results for the three and six months ended December 31, 2006 for PRM, as this acquisition did not occur until June 26, 2007.

The Compound Semiconductor Group is located in the U.S., the U.K., Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. In the Compound Semiconductor Group segment, Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. eV PRODUCTS manufactures and markets solid-state x-ray and gamma-ray sensor materials and products for use in medical, security monitoring, industrial, environmental and scientific applications. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended December 31, 2007
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$33,918	$14,419	$12,239	$13,680	$—	$74,256
Inter-segment revenues	512	110	19	1,829	(2,470)	—
Segment earnings	7,823	2,842	2,251	1,147	—	14,063
Interest expense	—	—	—	—	—	(70)
Other income, net	—	—	—	—	—	27,509
Earnings before income taxes	—	—	—	—	—	41,502

Depreciation and amortization	1,721	739	421	1,290	—	4,171
Segment assets	180,357	39,933	33,285	69,133	—	322,708
Expenditures for property, plant and equipment	2,705	729	545	803	—	4,782
Goodwill	8,501	1,927	3,914	10,314	—	24,656

	Three Months Ended December 31, 2006
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$31,494	$11,727	$6,462	$13,659	$—	$63,342
Inter-segment revenues	150	292	87	1,095	(1,624)	—
Segment earnings	8,794	1,635	603	1,160	—	12,192
Interest expense	—	—	—	—	—	(295)
Other income, net	—	—	—	—	—	937
Earnings before income taxes	—	—	—	—	—	12,834

Depreciation and amortization	1,603	737	434	1,326	—	4,100
Segment assets	132,562	38,784	19,890	64,086	—	255,322
Expenditures for property, plant and equipment	2,464	795	163	1,573	—	4,995
Equity investment	—	—	—	2,772	—	2,772
Goodwill	7,486	1,927	3,914	10,019	—	23,346

	Six Months Ended December 31, 2007
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$67,535	$28,651	$24,216	$26,525	$—	$146,927
Inter-segment revenues	558	274	60	3,828	(4,720)	—
Segment earnings	15,190	5,744	3,770	1,528	—	26,232
Interest expense	—	—	—	—	—	(195)
Other income, net	—	—	—	—	—	28,643
Earnings before income taxes	—	—	—	—	—	54,680

Depreciation and amortization	3,430	1,479	852	2,744	—	8,505
Expenditures for property, plant and equipment	5,380	926	834	2,099	—	9,239

	Six Months Ended December 31, 2006
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$63,652	$22,239	$12,649	$25,599	$—	$124,139
Inter-segment revenues	251	539	112	2,041	(2,943)	—
Segment earnings	17,597	2,834	844	1,013	—	22,288
Interest expense	—	—	—	—	—	(669)
Other income, net	—	—	—	—	—	1,445
Earnings before income taxes	—	—	—	—	—	23,064
Depreciation and amortization	3,171	1,479	883	2,644	—	8,177
Expenditures for property, plant and equipment	4,266	1,544	217	2,546	—	8,573

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

Under the provisions of SFAS 123R, the Company recorded $1.0 million and $2.1 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2007, respectively and $0.8 million and $1.5 million for the three and six months ended December 31, 2006. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense for the three and six months ended December 31, 2007 and 35% to cost of goods sold and 65% to selling, general and administrative expense for the three and six months ended December 31, 2006 in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three and six months ended December 31, 2007, the weighted-average fair value of options granted under the stock option plan was $14.88 and $13.21, respectively, and $14.93 and $13.66 for the three and six months ended December 31, 2006, respectively, per option using the following assumptions:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Risk free interest rate	3.83%	4.66%	4.43%	5.24%
Expected volatility	38%	57%	40%	58%
Expected life of options	5.86 years	6.92 years	5.86 years	6.92 years
Dividend yield	none	none	none	none

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At December 31, 2007, the Company had two separate performance share grants covering the periods from July 2006 to December 2007 and from July 2007 to June 2009. The performance period for the performance share awards covering the period from July 2006 to December 2007 has been completed and any shares earned for this period will be distributed to the named executive officers during the third quarter of fiscal 2008. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.0 million and $2.1 million share-based compensation expense for the three and six months ended December 31, 2007, respectively, was $0.3 million and $0.5 million, respectively, of expense attributable to the performance shares. Included in the $0.8 million and $1.5 million share-based compensation expense for the three and six months ended December 31, 2006, respectively, was $0.2 million and $0.3 million, respectively, of expense attributed to the performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $7.4 million at December 31, 2007. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts was insignificant for all periods presented.

Note O — Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the six months ended December 31, 2007 ($000).

Six Months Ended December 31, 2007
Balance – Beginning of Period	$1,075
Expense and writeoffs, net	(184)

Balance – End of Period	$891

Note P — Investments

During the quarter ended December 31, 2007, the Company sold its entire 36% equity investment in 5NPlus, Inc., a Canadian company and supplier to the Company, for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. This investment was included in the assets of eV PRODUCTS within the Compound Semiconductor Group and was accounted for under the equity method of accounting. The following table summarizes the reconciliation of the pre-tax gain to the after-tax gain on the sale of 5NPlus, Inc. ($000)

Six Months Ended December 31, 2007
Gain on sale of equity investment, pre-tax	$26,455
Income taxes on gain	(10,542)
Gain on sale of equity investment, after-tax	$15,913

At December 31, 2007 and June 30, 2007, the Company had outstanding notes receivable of approximately $0.3 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. The Company purchased raw materials from this supplier of $0.9 million and $1.1 million for the three and six months ended December 31, 2007, respectively, and $0.4 million and $0.7 million for the three and six months ended December 31, 2006, respectively. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.4 million and $0.7 million for the three and six months ended December 31, 2007, respectively, and were approximately $0.3 million and $0.4 million for the three and six months ended December 31, 2006.

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

	Six Months Ended December 31, 2007
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	313,600	$5,905
Shares purchased	20,000	594

Balance – End of Period	333,600	$6,499

	Six Months Ended December 31, 2006
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased	19,500	502

Balance – End of Period	313,600	$5,905

Note R — Subsequent Event

On January 3, 2008, the Company purchased a 74.93% equity interest in HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) for an initial investment of approximately 4.3 million Euros. Fixed and contingent future payments are due for the remaining purchase price and are estimated to be approximately 1.7 million Euros. HIGHYAG is a leader in the design and manufacture of automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. HIGHYAG will become an operating unit of the Company’s Infrared Optics segment.

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

As of December 31, 2007, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2007	2006	Increase	2007	2006	Increase
Bookings	$79,735	$72,151	11%	$161,573	$136,448	18%
Revenues	74,256	63,342	17%	146,927	124,139	18%
Net earnings	26,760	9,110	194%	36,383	16,608	119%
Diluted earnings per share	0.88	0.30	193%	1.19	0.55	116%

The results of operations includes Pacific Rare Specialty Metals & Chemicals, Inc. (PRM) for the three and six months ended December 31, 2007 as this acquisition was completed June 26, 2007.

Net earnings for the second quarter of fiscal 2008 were $26,760,000 ($0.88 per share-diluted) on revenues of $74,256,000. This compares to net earnings of $9,110,000 ($0.30 per share-diluted) on revenues of $63,342,000 in the second quarter of fiscal 2007. For the six months ended December 31, 2007, net earnings were $36,383,000 ($1.19 per share-diluted) on revenues of $146,927,000. This compares to net earnings of $16,608,000 ($0.55 per share-diluted) on revenues of $124,139,000 for the six months ended December 2006. During the fiscal quarter ended December 31, 2007, the Company sold its equity interest in a Canadian company, 5NPlus, Inc., for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share diluted. In addition to the gain on the sale of 5NPlus, the increase in net earnings for both the three and six months ended December 31, 2007 were attributable to several other factors including higher revenues which increased 17% and 18% in the three and six month periods ended December 31, 2007, respectively, compared to the same periods last fiscal year. The Company’s Military & Materials and Near-Infrared Optics segments led this increase with revenues increasing 91% for the six months ended December 31, 2007 compared to the same period last fiscal year. The Military &

Materials segment included $4.7 million and $9.6 million of revenue, respectively, during the three and six month periods ended December 31, 2007 from PRM. Excluding the revenues from PRM, this segment’s revenues increased during the three and six month periods ended December 31, 2007 due to increased shipments of its sapphire product line. The Near-Infrared Optics segment’s revenue increase was primarily driven by increased volume of shipments of its UV Filter product line. In addition to the increased revenues for these two segments, the improved financial results were driven by improved operational performance in the Military & Materials segment relating to higher production yields and lower scrap expense. Net earnings were also favorably impacted due to foreign currency gains, increased earnings from the Company’s equity investment in 5NPlus, Inc. and reduced interest expense. The improvement in net earnings was partially offset by the Company’s Infrared Optics segment which reported a decrease in segment earnings of 11% and 14% in the three and six month periods ended December 31, 2007, respectively, compared to the same periods last fiscal year due to process and capacity challenges in the segment’s material growth area.

Bookings for the second quarter of fiscal 2008 increased 11% to $79,735,000 compared to $72,151,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. Bookings for the six months ended December 31, 2007 increased 18% to $161,573,000 compared to $136,448,000 for the same period last fiscal year. The increase in bookings for the three and six month periods ended December 31, 2007 compared to the same periods last fiscal year was attributable in part to the inclusion of PRM which recorded bookings of $10.6 million and $13.3 million, respectively, for the three and six month periods ended December 31, 2007. In addition, the Company’s Infrared Optics segment reported an increase in bookings for the three and six month periods ended December 31, 2007 at 25% and 16%, respectively as this segment experienced strong order intake for infrared optics products. Offsetting the overall increase in bookings was the Company’s Near-Infrared Optics segment which recorded $15 million or 60% less bookings in the three months ended December 31, 2007 compared to the same period last fiscal year due to the timing of receipts of the segment’s UV Filter product orders in the first fiscal quarter of the current fiscal year compared to the second fiscal quarter of the prior fiscal year.

Bookings, revenues and segment earnings (loss) for the Company’s reportable segments are discussed below. Segment earnings (loss) differ from income from operations in that segment earnings exclude certain operational expenses included in other income – net as reported. Management believes segment earnings (loss) to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note L - Segment and Geographic Reporting” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Bookings	$39,018	$31,328	25%	$74,517	$64,127	16%
Revenues	33,918	31,494	8%	67,535	63,652	6%
Segment earnings	7,823	8,794	(11%)	15,190	17,597	(14%)

Bookings for the second quarter of fiscal 2008 for Infrared Optics increased 25% to $39,018,000 from $31,328,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2007 increased 16% to $74,517,000 from $64,127,000 for the same period last fiscal year. The increase in bookings for the three and six months ended December 31, 2007 was primarily driven by increased growth in the carbon dioxide (CO2) laser markets. This growth has led to increased worldwide demand of the segment’s product offerings. In particular,

Japan laser system manufacturers are completing factory expansions to address heightened demand which contributed to increased bookings. In addition, the segment is benefiting from increased requirements for replacement optics from aftermarket customers as more laser systems are being employed in a variety of applications. The increase in optics bookings was partially offset by the segment’s decrease in material bookings. During the three and six months ended December 31, 2007, material bookings decreased compared to the same periods last fiscal year as a result of yield challenges and capacity constraints. The segment has been working on both of these operational challenges and expects to benefit from additional material capacity in the second half of the current fiscal year.

Revenues for the second quarter of fiscal 2008 for Infrared Optics increased 8% to $33,918,000 from $31,494,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2007 increased 6% to $67,535,000 from $63,652,000 for the same period last fiscal year. The increase in revenues for the three and six month periods ended December 31, 2007 compared to the same periods last fiscal year was due to increased shipment volume to both OEM and aftermarket customers.

Segment earnings for the second quarter decreased 11% to $7,823,000 from $8,794,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2007 decreased 14% to $15,190,000 from $17,597,000 for the same period last fiscal year. The decrease in segment earnings for both the three and six months ended December 31, 2007 compared to the same periods last fiscal year was primarily due to yield and capacity challenges relating to the segment’s zinc material production operations. In addition, this segment has absorbed the increase in the Company’s incentive stock option and performance share compensation expense of $1.0 million and $2.1 million for the three and six month periods ended December 31, 2007, respectively, compared to $0.8 million and $1.5 million for the same periods last fiscal year.

Near-Infrared Optics ($000’s)

	Three Months Ended		%	Six Months Ended
	December 31,		Increase	December 31,		%
	2007	2006	(Decrease)	2007	2006	Increase
Bookings	$10,103	$25,134	(60%)	$34,241	$32,595	5%
Revenues	14,419	11,727	23%	28,651	22,239	29%
Segment earnings	2,842	1,635	74%	5,744	2,834	103%

Bookings for the second quarter of fiscal 2008 for Near-Infrared Optics decreased 60% to $10,103,000 from $25,134,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2007 increased 5% to $34,241,000 as compared to $32,595,000 for the same period last fiscal year. The decrease in the segment’s bookings for the three months ended December 31, 2007 compared to the same period last fiscal year was due to the timing of the receipt of the segment’s UV Filter product orders. In fiscal year 2008, the segment received a $13.5 million UV Filter order in the first fiscal quarter whereas in fiscal 2007, the segment’s UV Filter order of $17.0 million was received in the second fiscal quarter. The increase in bookings for the six months ended December 31, 2007 compared to the same period last fiscal year was due to increased bookings in the segment’s other product lines driven by stronger military and medical laser market orders.

Revenues for the second quarter of fiscal 2008 for Near-Infrared Optics increased 23% to $14,419,000 compared to $11,727,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2007 increased 29% to $28,651,000 compared to $22,239,000 for the same period last fiscal year. The increase in revenues for both the three and six month periods compared to the same periods last fiscal year was due primarily to increased volume of shipments of UV Filter assemblies.

Segment earnings for the second quarter of fiscal 2008 increased 74% to $2,842,000 from $1,635,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2007 increased 103% to

$5,744,000 from $2,834,000 for the same period last fiscal year. The improvement in segment earnings for both the three and six month periods compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume attributed to the UV filter product line as well as the continued ramping up of the segment’s Vietnam operations which have a lower operating cost structure.

Military & Materials ($000’s)

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2007	2006	Increase	2007	2006	Increase
Bookings	$18,949	$7,560	151%	$30,515	$14,579	109%
Revenues	12,239	6,462	89%	24,216	12,649	91%
Segment earnings	2,251	603	273%	3,770	844	347%

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (EEO) and PRM. The results of operations include PRM for the three and six months ended December 31, 2007 as this acquisition was completed June 26, 2007.

Bookings for the second quarter of fiscal 2008 for Military & Materials increased 151% to $18,949,000 as compared to $7,560,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2007 increased 109% to $30,515,000 as compared to $14,579,000 for the same period last fiscal year. Included in bookings for the three and six month periods ended December 31, 2007 were approximately $10.8 million and $13.4 million, respectively, from PRM. Excluding PRM, bookings in the three and six month periods ended December 31, 2007 increased compared to the same periods last fiscal year due to increased orders in the segment’s sapphire and core military product lines.

Revenues for the second quarter of fiscal 2008 for Military & Materials increased 89% to $12,239,000 compared to $6,462,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2007 increased 91% to $24,216,000 compared to $12,649,000 for the same period last fiscal year. Included in revenues for the three and six month periods ended December 31, 2007 were approximately $4.7 million and $9.6 million, respectively, from PRM. Excluding PRM, revenues in the current three and six month periods increased compared to the same periods last fiscal year primarily due to increased shipments of sapphire window panels, including those for the Advanced Targeting Pod for the F-15 and F-16 fighter aircrafts, and, increased revenues associated with the System Design and Development contract for sapphire window panels for the Joint Strike Fighter Electro Optical Targeting System.

Segment earnings for the second quarter of fiscal 2008 increased 273% to $2,251,000 compared to segment earnings of $603,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2007 increased 347% to $3,770,000 compared to segment earnings of $844,000 for the same period last fiscal year. The improvement in segment earnings for the three and six months ended December 31, 2007 compared to the same period last fiscal year was driven by EEO’s increased manufacturing yields, lower scrap and rework costs, productivity improvements in certain operational departments and a favorable product mix toward higher margin products. In addition, segment earnings for the three and six month periods ended December 31, 2007 include the earnings of the newly acquired PRM business.

Compound Semiconductor Group ($000’s)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Bookings	$11,665	$8,129	43%	$22,300	$25,147	(11%)
Revenues	13,680	13,659	—	26,525	25,599	4%
Segment earnings	1,147	1,160	(1%)	1,528	1,013	51%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, eV PRODUCTS, the WBG group and the WMG group.

Bookings for the second quarter of fiscal 2008 for the Compound Semiconductor Group increased 43% to $11,665,000 compared to $8,129,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2007 decreased 11% to $22,300,000 compared to $25,147,000 for the same period last fiscal year. The increase in bookings for the three months ended December 31, 2007 compared to the same period last fiscal year was due to bookings improvements in Marlow’s defense and space and industrial markets. The decrease in bookings for the six months ended December 31, 2007 compared to the same period last fiscal year was primarily driven by a slowdown of orders received from the segment’s eV PRODUCTS division’s major medical customer resulting from the impact of the Deficit Reduction Act.

Revenues for the second quarter of fiscal 2008 for the Compound Semiconductor Group of $13,680,000 were consistent with the second quarter of the last fiscal year revenues of $13,659,000. Revenues for the six months ended December 31, 2007 increased 4% to $26,525,000 compared to $25,599,000 for the same period last fiscal year. The increase in revenues for the six months ended December 31, 2007 compared to the same period last year was primarily driven by increased shipments from the WBG group for Silicon Carbide products. In addition, the WBG group’s contract revenues were approximately 28% higher in the first half of fiscal year 2008 compared to the same period last fiscal year and the result of contract efforts for the development of larger diameter Silicon Carbide wafers for military and commercial applications.

Segment earnings for the second quarter of fiscal 2008 decreased 1% to $1,147,000 from $1,160,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2007 increased 51% to $1,528,000 compared to segment earnings of $1,013,000 for the same period last fiscal year. The improvement in segment earnings for the six month period ended December 31, 2007 compared to the same period last fiscal year is due primarily to increased production volume at Marlow’s Vietnam manufacturing facility resulting in lowering the segment’s operating cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2008 was $30,100,000 or 43% of net sales compared to $27,067,000 or 44% of net sales for the same period last fiscal year. Manufacturing gross margins for the six months ended December 31, 2007 was $57,769,000 or 42% of net sales compared to $51,195,000 or 43% of net sales for the same period last fiscal year. The decrease in manufacturing gross margins for both the three and six month periods ended December 31, 2007 compared to the same periods last year was primarily due to lower production yields and capacity constraints in the Infrared Optics segment’s zinc material production operations. Manufacturing margins were also negatively impacted by the acquisition of PRM, as their historical product gross margins are lower than the Company’s historical margins.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2008 was $899,000 or 22% of research and development revenues compared to a gross margin of $557,000 or 23% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2007 was $1,816,000 or 23% of research and development revenue compared to a gross margin of $1,188,000 or 23% for research and development revenue for the same period last fiscal year. The increase in contract gross margins for both the three and six month periods ended December 31, 2007 compared to the same periods last fiscal year is due to the general increase in research and development contract activities across the Company’s segments. Contract revenues increased 62% and 52% in the three and six month periods ended December 31, 2007, respectively, compared to the same periods last year. Contract research and development revenues and costs are a result of development contracts in the Near-Infrared Optics, Military & Materials and the Compound Semiconductor Group segments.

Company-funded internal research and development expenses for the second quarter of fiscal 2008 were $2,020,000 or 3% of revenue compared to $1,561,000 or 2% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2007 were $4,124,000 or 3% of revenues compared to $2,862,000 or 2% for the same period last fiscal year. The increase in internal research and development for the three and six months ended December 31, 2007 compared to the same periods last year was primarily due to increased internal research and development efforts in the Company’s Compound Semiconductor Group which have been directing its focus on internal improvements in the areas of crystal growth yield and quality improvements.

Selling, general and administrative expenses for the second quarter of fiscal 2008 were $14,916,000 or 20% of revenues compared to $13,871,000 or 22% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2007 were $29,229,000 or 20% of revenues compared to $27,233,000 or 22% of revenues for the same period last fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenues in the three and six month periods ended December 31, 2007 compared to the same periods last year was primarily due to the inclusion of PRM financial results in the first half of fiscal 2008. The addition of PRM has lowered this metric due to the historical lower overhead requirements of this operations compared to the Company’s historical selling, general and administrative expense ratio.

Interest expense for the second quarter of fiscal 2008 was $70,000 compared to $295,000 for the same period last fiscal year. For the six months ended December 31, 2007 interest expense was $195,000 compared to $669,000 for the same period last fiscal year. The decrease in interest expense for the fiscal three and six month periods ended December 31, 2007 compared to the same periods last year was due to the reduction in the Company’s outstanding debt levels between the periods.

During the fiscal quarter ended December 31, 2007, the Company sold its equity investment in a Canadian company, 5NPlus, Inc., for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million. Other income for the second quarter of fiscal 2008 excluding the gain on sale of equity investment pre-tax was $1,054,000 compared to other income of $937,000 for the same period last fiscal year. Other income for the six months ended December 31, 2007 excluding the gain on sale of equity investment pre-tax was $2,188,000 compared to $1,445,000 of other income for the same period last fiscal year. The increase in other income for the three and six month periods ended December 31, 2007 compared to the same periods last year was primarily due to increased foreign currency remeasurement gains as the Company’s foreign currencies have strengthened against the U.S. dollar. In addition, the Company has recognized an increased level of equity earnings from its previous minority investment in 5NPlus, Inc. of $0.4 million and $0.7 million for the current three and six month periods, respectively, compared to $0.3 million and $0.4 million for the same periods last fiscal year and increased interest income earned from the Company’s excess cash reserves.

The Company’s year-to-date effective income tax rate is 33.5% compared to an effective income tax rate of 28.0% for the same period in fiscal 2007. The higher tax rate for the current fiscal year compared to the prior year is primarily due to the United States income taxes on the gain from the sale of the Company’s 5NPlus equity investment. Excluding the income taxes on the gain from the sale of 5NPlus, the year-to-date effective income tax rate was 27.5%.

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

Sources (uses) of Cash: ($000’s)

	Six Months Ended
	December 31,
	2007	2006
Net cash provided by operating activities	$26,881	$18,715
Proceeds from sale of equity investment	30,236	—
Proceeds from exercise of stock options	1,581	1,619
Net payments on short-term and long-term borrowings	(11,749)	(12,276)
Additions to property, plant and equipment	(9,239)	(8,439)
Purchase of intangible assets	(845)	—
Purchases of treasury stock	(594)	(502)

In the first six months of fiscal 2008, cash provided by operations was approximately $26.9 million. The increase in cash was driven by the Company’s net earnings of approximately $36.4 million, depreciation and amortization of $8.5 million, share-based compensation expense of $2.1 million, a decrease in accounts receivable of $7.3 million and an increase in income taxes payable of $11.3 million. The increase in cash was offset by the gain on sale of equity investment of $26.5 million, working capital requirements of approximately $8.6 million, deferred income tax of $1.3 million and excess tax benefits from share-based compensation expense and other uses of cash of $2.3 million.

Net cash provided by investing activities during the first six months of fiscal 2008 of approximately $20.5 million was primarily from proceeds from the sale of equity investment of $30.2 million. The increase in cash was offset by property, plant and equipment expenditures of $9.2 million and purchase of intangibles of $0.8 million. Net cash used in financing activities of $9.2 million included $1.6 million of proceeds from the exercise of stock options and $1.6 million of cash provided by excess tax benefits from share-based compensation offset by $11.7 million of net payments on borrowings and the purchase of treasury stock of $0.6 million.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit agreement was 5.7% and 6.0% for the six months ended December 31, 2007 and 2006, respectively. The Company had available $59.3 million and $47.8 million under its line of credit as of December 31, 2007 and June 30, 2007, respectively.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue this purchase program at any time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 20,000 shares totaling $0.6 million of Common Stock under the share repurchase program during the six months ended December 31, 2007. To date, the Company has repurchased 333,600 shares of Common Stock for $6.5 million under this share repurchase program. The Company expects the repurchase of shares to at least partially offset the dilutive effect of the issuance of shares from the Company’s stock option and performance share plans.

Our cash position, borrowing capacity and debt obligations are as follows:

($ 000)

	December 31,	June 30,
	2007	2007
Cash and cash equivalents	$68,038	$32,618
Available borrowing capacity	59,300	47,800
Total debt obligations	3,581	14,995

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, treasury stock repurchases and internal growth for fiscal year 2008.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2007.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$3,581	$—	$—	$3,581	$—
Interest Payments(1)	131	39	78	14	—
Capital Lease Obligations	21	16	5	—	—
Operating Lease Obligations	20,767	1,505	4,332	2,806	12,124
Purchase Obligations(2)	21,304	17,455	3,274	575	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$45,804	$19,015	$7,689	$6,976	$12,124

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2007.
(2)	Includes the purchase price for the Company’s acquisition of a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH on January 2, 2008.

The gross unrecognized income tax benefits under FIN 48 at December 31, 2007 which are excluded from the table above are $8.5 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended December 31, 2007.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $17,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.1 million to an increase of $1.3 million for the six months ended December 31, 2007.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.9 million and $1.7 million for the three and six months ended December 31, 2007, respectively and $0.3 million and $0.4 million for the three and six months ended December 31 2006.

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

Interest Rate Risks

As of December 31, 2007, the total borrowings of $3.6 million represented a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have a material impact on the Company’s financial results for the quarter ended December 31, 2007.

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

There were no purchases of the Company’s securities under the Company’s repurchase program during the three months ended December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 2, 2007, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were (1) the election of two directors for a term to expire in 2010 and (2) the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Each of the nominees for director were elected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Peter W. Sognefest	26,985,663	1,029,659	28,015,322
Francis J. Kramer	27,140,032	875,290	28,015,322

The total number of votes cast on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008 was 28,015,322 with 26,960,340 votes for, 328,572 votes against and 726,410 votes abstaining.

There were no broker non-votes on these matters.

Effective January 3, 2008, the Audit Committee of the Board of Directors of the Company dismissed Deloitte & Touche LLP as its independent registered public accountants and engaged Ernst & Young LLP as the Company’s new independent accountants as of and for the year ending June 30, 2008.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference
10.25	Third Amendment to Credit Agreement	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 7, 2008	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 7, 2008	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
10.25	Third Amendment to Credit Agreement	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.