Form 10-Q
period 2008-03-31
II-VI INC
filed 2008-05-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

At May 5, 2008, 29,736,404 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
($000)
	March 31, 2008	June 30, 2007
Assets
Current Assets
Cash and cash equivalents	$62,132	$32,618
Accounts receivable – less allowance for doubtful accounts of $1,142 at March 31, 2008 and $1,121 at June 30, 2007	48,766	44,964
Inventories	66,918	57,898
Assets held-for-sale	8,275	8,004
Deferred income taxes	9,177	9,172
Prepaid and other current assets	3,511	2,313

Total Current Assets	198,779	154,969
Property, plant & equipment, net	85,518	82,666
Goodwill	26,717	24,489
Other intangible assets, net	13,076	13,920
Investments	3,665	6,982
Other assets	5,081	4,898

Total Assets	$332,836	$287,924

Current Liabilities
Accounts payable	$14,531	$13,812
Accrued salaries and wages	5,691	5,418
Accrued bonuses	7,493	7,922
Income taxes payable	1,364	5,494
Accrued profit sharing contribution	2,417	2,678
Other accrued liabilities	6,444	7,348
Liabilities held-for-sale	1,415	1,607
Current portion of long-term debt	—	55

Total Current Liabilities	39,355	44,334
Long-term debt, less current maturities	4,024	14,940
Deferred income taxes	1,603	5,502
Other liabilities	16,139	3,708

Total Liabilities	61,121	68,484
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,430,594 shares at March 31, 2008; 32,092,077 shares at June 30, 2007	77,823	68,670
Accumulated other comprehensive income	3,765	939
Retained earnings	205,487	158,287

	287,075	227,896
Treasury stock, at cost, 2,727,910 shares at March 31, 2008 and 2,508,807 shares at June 30, 2007	15,360	8,456

Total Shareholders’ Equity	271,715	219,440

Total Liabilities and Shareholders’ Equity	$332,836	$287,924

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Net sales:
Domestic	$40,351	$33,127
International	37,877	28,486

	78,228	61,613
Contract research and development	2,728	3,223

Total Revenues	80,956	64,836

Costs, Expenses & Other (Income) Expense
Cost of goods sold	45,574	34,799
Contract research and development	2,085	2,384
Internal research and development	1,992	1,447
Selling, general and administrative	15,722	13,964
Interest expense	22	204
Other (income), net	(654)	(507)

Total Costs, Expenses and Other (Income)	64,741	52,291

Earnings from Continuing Operations Before Income Taxes	16,215	12,545

Income Taxes	2,862	2,423

Earnings from Continuing Operations	13,353	10,122

Loss from Discontinued Operation, Net of Income Tax Benefit	(305)	(73)

Net Earnings	$13,048	$10,049

Diluted Earnings Per Share:
Continuing operations	$0.44	$0.33
Discontinued operation	$(0.01)	$(0.00)
Consolidated	$0.43	$0.33

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2008	2007
Revenues
Net sales:
Domestic	$113,392	$94,458
International	101,338	82,554

	214,730	177,012
Contract research and development	9,652	7,829

Total Revenues	224,382	184,841

Costs, Expenses & Other (Income) Expense
Cost of goods sold	124,634	99,656
Contract research and development	7,391	5,854
Internal research and development	5,388	4,008
Selling, general and administrative	43,698	40,286
Interest expense	216	873
Other (income), net	(2,554)	(2,060)
Gain on sale of equity investment (See Note R)	(26,455)	—

Total Costs, Expenses and Other (Income)	152,318	148,617

Earnings from Continuing Operations Before Income Taxes	72,064	36,224

Income Taxes	21,722	9,138

Earnings from Continuing Operations	50,342	27,086

Loss from Discontinued Operation, Net of Income Tax Benefit	(912)	(429)

Net Earnings	$49,430	$26,657

Diluted Earnings Per Share:
Continuing operations	$1.65	$0.90
Discontinued operation	$(0.03)	$(0.01)
Consolidated	$1.62	$0.88

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)
	Nine Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net earnings	$49,430	$26,657
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of taxes	912	429
Depreciation	10,993	10,412
Amortization	1,041	1,005
Share-based compensation expense	2,922	2,263
Gain on sale of equity investment	(26,455)	—
Gain on foreign currency remeasurements and transactions	(998)	(350)
Net loss on disposal of property, plant and equipment	34	8
Deferred income taxes	(3,975)	(4,069)
Excess tax benefits from share-based compensation expense	(2,601)	(2,449)
Increase (decrease) in cash from changes in:
Accounts receivable	1,188	(2,934)
Inventories	(4,430)	(5,421)
Accounts payable	(681)	2,347
Income taxes payable	4,449	475
Deferred revenue	—	(2,572)
Other operating net assets	974	(354)

Net cash provided by (used in):
Continuing operations	32,803	25,447
Discontinued operation	(495)	188

Net cash provided by operating activities	32,308	25,635

Cash Flows from Investing Activities
Proceeds from sale of equity investment	30,236	—
Dividend from equity investment	366	23
Proceeds from sale of property, plant and equipment	36	88
Additions to property, plant and equipment	(12,404)	(13,130)
Purchases of businesses, net of cash acquired	(3,806)	(840)
Payment on deferred purchase price of business	(295)	—
Purchase of intangibles	—	(100)

Net cash provided by (used in) investing activities:
Continuing operations	14,133	(13,959)
Discontinued operation	(1,504)	(707)

Net cash provided by (used in) investing activities	12,629	(14,666)

Cash Flows from Financing Activities
Proceeds on long-term borrowings	3,000	—
Payments on long-term borrowings	(14,694)	(2,000)
Payments on short-term borrowings	(55)	(14,790)
Proceeds from exercise of stock options	2,591	2,936
Excess tax benefits from share-based compensation expense	2,601	2,449
Purchase of treasury stock	(5,865)	(502)

Net cash used in financing activities	(12,422)	(11,907)

Effect of exchange rate changes on cash and cash equivalents	(3,001)	101

Net increase (decrease) in cash and cash equivalents	29,514	(837)

Cash and Cash Equivalents at Beginning of Period	32,618	26,885

Cash and Cash Equivalents at End of Period	$62,132	$26,048

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$—	$1,317

Cash paid for interest	$269	$1,186

Cash paid for income taxes	$19,823	$12,563

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
BALANCE – JUNE 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440

Cumulative effect of adoption of FIN 48	—	—	—	(2,230)	—	—	(2,230)
Shares issued under stock option and performance share plans	339	2,591	—	—	—	—	2,591
Share-based compensation expense	—	2,922	—	—	—	—	2,922
Net earnings	—	—	—	49,430	—	—	49,430
Purchase of treasury stock	—	—	—	—	(187)	(5,865)	(5,865)
Treasury stock under deferred compensation arrangements	—	1,039	—	—	(32)	(1,039)	—
Excess tax benefit under SFAS 123(R)	—	2,601	—	—	—	—	2,601
Other comprehensive income, net of tax	—	—	2,826	—	—	—	2,826

BALANCE – MARCH 31, 2008	32,431	$77,823	$3,765	$205,487	(2,728)	$(15,360)	$271,715

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The condensed consolidated financial statements for the three and nine month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2007. The consolidated results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation.

Note B — Discontinued Operation

On April 4, 2008 the Company announced its intention to sell its x-ray and gamma-ray radiation division, doing business as eV PRODUCTS, Inc.

eV PRODUCTS was previously reported in the Compound Semiconductor Group for segment reporting. Because the Company intends to sell the division, the assets and liabilities of the eV PRODUCTS business are now reported separately as held-for-sale on the Consolidated Balance Sheets. Prior periods have been restated to present this business on a discontinued operation basis. The sales and loss before taxes for eV PRODUCTS included in discontinued operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	$1,614	$2,249	$5,115	$6,383

Loss before income taxes	$(811)	$(122)	$(1,977)	$(699)

Note C — Newly Adopted Accounting Standards

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of July 1, 2007. As a result, the Company increased its liability for unrecognized tax benefits by $2.2 million, which was recorded as a direct decrease to retained earnings. See Note K, “Income Taxes” for additional information.

Note D — Other New Accounting Standards

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which required enhanced disclosures on the effect of derivatives on a company’s financial statements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this statement.

Note E — Acquisitions

HIGHYAG Lasertechnologie GmbH

On January 2, 2008, the Company acquired a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH (HIGHYAG) for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. The financial results of HIGHYAG are included for the quarter ended March 31, 2008 and in three of the nine months ended March 31, 2008, since the date of acquisition, in the Condensed Consolidated Statements of Earnings.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values, and included operating results in the consolidated financial statements since January 2008. The Company plans on finalizing its purchase price allocation of HIGHYAG, primarily related to the valuation of property, plant and equipment and other intangible assets by June 30, 2008. Fixed and contingent payments are due for the remaining purchase price and are estimated to be approximately 1.7 million Euros. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$2,205
Inventories	2,259
Prepaid and other current assets	57
Property, plant and equipment	702
Goodwill	1,921
Other assets	125

Total assets acquired	$7,269

Liabilities
Accounts payable	$289
Other accrued liabilities	1,292
Other liabilities	1,416
Minority interest	466

Total liabilities assumed	$3,463

Net assets acquired	$3,806

II-VI Suisse S.a.r.l.

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. for approximately $0.8 million. In connection with the purchase, the Company entered into two separate three-year non-compete agreements with the sellers. The purchase price was allocated to goodwill and these non-compete agreements.

Note F — Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	March 31, 2008	June 30, 2007
Billed
Completed Contracts	$179	$187
Contracts in Progress	1,002	832

	1,181	1,019
Unbilled	3,207	2,850

	$4,388	$3,869

Note G — Inventories

The components of inventories were as follows ($000):

	March 31, 2008	June 30, 2007
Raw materials	$21,308	$14,933
Work in progress	22,119	17,521
Finished goods	23,491	25,444

	$66,918	$57,898

Note H — Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	March 31, 2008	June 30, 2007
Land and land improvements	$1,942	$1,942
Buildings and improvements	49,973	48,202
Machinery and equipment	116,306	104,688
Construction in progress	9,846	9,578

	178,067	164,410
Less accumulated depreciation	(92,549)	(81,744)

	$85,518	$82,666

Note I — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the nine months ended March 31, 2008 ($000):

Nine Months Ended March 31, 2008
Balance – Beginning of Period	$24,489
Goodwill acquired – HIGHYAG Lasertechnologie GmbH	1,921
Foreign currency translation	307

Balance – End of Period	$26,717

In connection with the acquisition of HIGHYAG in January 2008, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheets based on the purchase price allocation. The Company plans on finalizing its purchase price allocation of HIGHYAG by June 30, 2008.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2008 and June 30, 2007 were as follows ($000):

	March 31, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$5,756	$(2,765)	$2,991	$5,756	$(2,332)	$3,424
Trademarks	7,491	(571)	6,920	7,491	(516)	6,975
Customer Lists	6,337	(3,195)	3,142	5,961	(2,561)	3,400
Other	1,391	(1,368)	23	1,378	(1,257)	121

Total	$20,975	$(7,899)	$13,076	$20,586	$(6,666)	$13,920

Amortization expense recorded on these intangible assets was $0.3 million and $1.0 million, for the three and nine months ended March 31, 2008, respectively, and was $0.3 million and $1.0 million for the three and nine months ended March 31, 2007, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s Customer Lists and Other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At March 31, 2008, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2008	$308
2009	1,209
2010	1,207
2011	1,149
2012	1,011

Note J — Debt

The components of debt were as follows ($000’s):

	March 31, 2008	June 30, 2007
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$—	$11,500
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%	—	250
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in September 2011	4,024	3,245

Total debt	4,024	14,995
Current portion of long-term debt	—	(55)

Long-term debt, less current portion	$4,024	$14,940

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

The weighted average interest rate of borrowings was 4.4% and 6.0% for the nine months ended March 31, 2008 and 2007, respectively. The Company had available $59.3 million and $47.8 million under its line of credit as of March 31, 2008 and June 30, 2007, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2008 and June 30, 2007, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through September 2011. At March 31, 2008 and June 30, 2007, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 1.03% at March 31, 2008 and 0.73% at June 30, 2007.

Note K — Income Taxes

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of this new accounting principle, the Company increased the liability for net unrecognized tax benefits by $2.2 million, and accounted for the increase as a cumulative effect of a change in accounting principles that resulted in a decrease to retained earnings of $2.2 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $7.6 million. In conjunction with the adoption of

FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. Prior to the adoption of FIN 48 the Company had previously recorded its tax contingencies as current liabilities. As of March 31, 2008, the gross unrecognized income tax benefits were $8.7 million and the change from July 1, 2007 was the result of increases to tax positions taken in the current fiscal year. If recognized, approximately $6.6 million of the gross unrecognized income tax benefits would affect the effective tax rate. During the quarter ended March 31, 2008, the Company decreased its unrecognized income tax benefit by $0.7 million due to the expiration of the statute of limitation on certain income tax exposure items. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the condensed consolidated statement of operations. As of March 31, 2008, the Company had approximately $0.9 million of accrued interest and penalties related to uncertain tax positions included in the liability on its condensed consolidated balance sheet.

During fiscal year 2007, the IRS commenced examination of the Company’s U.S. federal income tax return for fiscal years 2005 and 2006. Upon completion of this examination, it is possible that the total amount of unrecognized benefits will change.

The fiscal years 2005 to 2007 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2007 remain open to examination by certain state jurisdictions, and fiscal years 2003 to 2007 remain open to examination by certain foreign taxing jurisdictions.

Note L — Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Earnings from continuing operations	$13,353	$10,122	$50,342	$27,086
Loss from discontinued operation	(305)	(73)	(912)	(429)

Net earnings	13,048	10,049	49,430	26,657
Divided by:
Weighted average shares	29,692	29,411	29,661	29,306

Basic earnings from continuing operations per common share	$0.45	$0.34	$1.70	$0.92
Basic loss from discontinued operation per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Basic earnings per common share	$0.44	$0.34	$1.67	$0.91

Earnings from continuing operations	$13,353	$10,122	$50,342	$27,086
Loss from discontinued operation	(305)	(73)	(912)	(429)

Net earnings	13,048	10,049	49,430	26,657
Divided by:
Weighted average shares	29,692	29,411	29,661	29,306
Dilutive effect of common stock equivalents	896	925	775	853

Diluted weighted average common shares	30,588	30,336	30,436	30,159

Diluted earnings from continuing operations per common share	$0.44	$0.33	$1.65	$0.90
Diluted loss from discontinued operation per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Diluted earnings per common share	$0.43	$0.33	$1.62	$0.88

Note M — Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net earnings	$13,048	$10,049	$49,430	$26,657
Other comprehensive income:
Foreign currency translation adjustments net of income taxes of $278 and $1,182, respectively, for the three and nine months ended March 31, 2008, and $34 and $100, respectively, for the three and nine months ended March 31, 2007.	1,538	142	2,826	301

Comprehensive income	$14,586	$10,191	$52,256	$26,958

Note N — Segment and Geographic Reporting

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The business segments are managed separately due to the production requirements and facilities that are unique to each business segment. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense.

The Company has four reportable segments that offer similar products. The Company’s chief operating decision maker receives and reviews financial information in this format. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH, a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (PRM); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the Wide Bandgap Materials (“WBG”) group and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company announced its intention to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Segment information for all periods presented have been restated to exclude eV PRODUCTS as this is accounted for as a discontinued operation.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium and the U.K. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO 2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG Lasertechnologie GmbH brand name. The Infrared Optics segment includes the operating results for the quarter ended March 31, 2008 and in three of the nine months ended March 31, 2008 for HIGHYAG as this acquisition occurred January 2, 2008.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. In the Military & Materials segment, Exotic Electro-Optics, Inc. designs, manufactures and markets infrared products for military applications and PRM produces and refines selenium and tellurium materials. The Military & Materials segment includes the operating results for the three and nine months ended March 31, 2008 for PRM, as this acquisition occurred June 26, 2007.

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

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended March 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$41,004	$14,769	$11,975	$13,208	$—	$80,956
Inter-segment revenues	295	90	57	1,917	(2,359)	—
Segment earnings	10,200	2,705	1,415	1,263	—	15,583
Interest expense	—	—	—	—	—	(22)
Other income, net	—	—	—	—	—	654
Earnings from continuing operations before income taxes	—	—	—	—	—	16,215

Depreciation and amortization	1,723	659	341	1,117	—	3,840
Segment assets	186,980	41,412	35,058	61,111	—	324,561
Expenditures for property, plant and equipment	2,335	549	429	460	—	3,773
Goodwill	10,562	1,927	3,914	10,314	—	26,717

	Three Months Ended March 31, 2007
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$34,000	$12,866	$7,065	$10,905	$—	$64,836
Inter-segment revenues	169	346	89	1,810	(2,414)	—
Segment earnings	8,817	1,512	966	947	—	12,242
Interest expense	—	—	—	—	—	(204)
Other income, net	—	—	—	—	—	507
Earnings from continuing operations before income taxes	—	—	—	—	—	12,545

Depreciation and amortization	1,491	634	410	1,085	—	3,620
Segment assets	141,771	39,133	20,363	58,356	—	259,623
Expenditures for property, plant and equipment	3,182	877	429	1,627	—	6,115
Equity investment	—	—	—	3,042	—	3,042
Goodwill	8,316	1,927	3,914	10,644	—	24,801

	Nine Months Ended March 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$108,539	$43,420	$36,191	$36,232	$—	$224,382
Inter-segment revenues	853	364	117	6,111	(7,445)	—
Segment earnings	25,388	8,444	5,183	4,256	—	43,271
Interest expense	—	—	—	—	—	(216)
Other income, net	—	—	—	—	—	29,009
Earnings from continuing operations before income taxes	—	—	—	—	—	72,064

Depreciation and amortization	5,153	2,138	1,193	3,550	—	12,034
Expenditures for property, plant and equipment	7,715	1,475	1,263	1,951	—	12,404

	Nine Months Ended March 31, 2007
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$97,652	$35,105	$19,714	$32,370	$—	$184,841
Inter-segment revenues	420	885	201	3,851	(5,357)	—
Segment earnings	26,414	4,346	1,810	2,467	—	35,037
Interest expense	—	—	—	—	—	(873)
Other income, net	—	—	—	—	—	2,060
Earnings from continuing operations before income taxes	—	—	—	—	—	36,224

Depreciation and amortization	4,662	2,113	1,293	3,349	—	11,417
Expenditures for property, plant and equipment	7,448	2,421	646	3,652	—	14,167

Note O — Share-Based Compensation

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

Under the provisions of SFAS 123R, the Company recorded $0.8 million and $2.9 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2008, respectively and $0.7 million and $2.3 million for the three and nine months ended March 31, 2007, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three and nine months ended March 31, 2008, the weighted-average fair value of options granted under the stock option plan was $12.66 and $13.03, respectively, and $18.82 and $14.60 for the three and nine months ended March 31, 2007, respectively, per option using the following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Risk free interest rate	2.69%	4.74%	3.87%	5.15%
Expected volatility	39%	58%	40%	59%
Expected life of options	5.86 years	6.92 years	5.86 years	6.92 years
Dividend yield	none	none	none	none

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At March 31, 2008, the Company had an outstanding performance share grant covering the period July 2007 to June 2009. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $0.8 million and $2.9 million share-based compensation expense for the three and nine months ended March 31, 2008, respectively, was $0.1 million and $0.5 million, respectively, of expense attributable to performance shares. Included in the $0.7 million and $2.3 million share-based compensation expense for the three and nine months ended March 31, 2007, respectively, was $0.1 million and $0.3 million, respectively, of expense attributed to performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note P — Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $8.7 million at March 31, 2008. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $0.5 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The change in the fair value of these contracts decreased net earnings by $0.5 million and increased net earnings by $0.1 million for the nine months ended March 31, 2008 and 2007, respectfully.

Note Q — Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the nine months ended March 31, 2008 ($000).

Nine Months Ended March 31, 2008
Balance – Beginning of Period	$926
Expense and writeoffs, net	(145)

Balance – End of Period	$781

Note R — Investments

During the quarter ended December 31, 2007, the Company sold its entire 36% equity investment in 5NPlus, Inc., a Canadian company and supplier to the Company, for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. This investment was accounted for under the equity method of accounting. The following table summarizes the reconciliation of the pre-tax gain to the after-tax gain on the sale of 5NPlus, Inc. ($000).

Nine Months Ended March 31, 2008
Gain on sale of equity investment, pre-tax	$26,455
Income taxes on gain	(10,542)

Gain on sale of equity investment, after-tax	$15,913

At March 31, 2008 and June 30, 2007, the Company had outstanding notes receivable of approximately $0.3 million from equipment and supply agreements with this supplier. Payments on these notes are made quarterly with interest calculated at up to the Canadian Prime Rate plus 1.50% on the unpaid balance. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.7 million for the nine months ended March 31, 2008, respectively, and were approximately $0.3 million and $0.6 million for the three and nine months ended March 31, 2007, respectively. As a result of the sale of the equity investment the Company did not record any earnings during the three months ended March 31, 2008.

In March 2007, the Company acquired for $3.6 million a non-controlling minority interest in Guangdong Fuxin Electronic Technology Company based in Guangdong Province, China. This investment is accounted for under the cost method of accounting.

Note S — Stock Repurchase Program

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. During the quarter ended March 31, 2008, the Company completed its repurchase program. During this program, the Company purchased 500,000 shares of its Common Stock for $11.8 million. The following are the shares repurchased under the Stock Repurchase Program for the nine months ended March 31, 2008 and 2007 ($000).

	Nine Months Ended March 31, 2008
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	313,600	$5,905
Shares purchased	186,400	5,865

Balance – End of Period	500,000	$11,770

	Nine Months Ended March 31, 2007
	Total Number of Shares Repurchased	Total Amount of Shares Purchased
Balance – Beginning of Period	294,100	$5,403
Shares purchased	19,500	502

Balance – End of Period	313,600	$5,905

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48), in the first quarter of fiscal 2008. See “Note K—Income Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

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

The Company announced its intention to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Management’s Discussion and Analysis information for all periods presented herein exclude eV PRODUCTS as this business is accounted for as a discontinued operation.

As of March 31, 2008, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2008	2007	Increase	2008	2007	Increase
Bookings	$93,735	$65,261	44%	$253,156	$196,157	29%
Revenues	80,956	64,836	25%	224,382	184,841	21%
Net earnings	13,048	10,049	30%	49,430	26,657	85%
Diluted earnings per share	0.43	0.33	30%	1.62	0.88	84%

The results of operations includes Pacific Rare Specialty Metals & Chemicals, Inc. (PRM) for the three and nine months ended March 31, 2008 as this acquisition was completed June 26, 2007 and HIGHYAG Lasertechnologie GmbH (HIGHYAG) for the quarter ended March 31, 2008 and in three of the nine months ended March 31, 2008 as this acquisition was completed January 2, 2008.

Net earnings for the quarter ended March 31, 2008 were $13,048,000 ($0.43 per share-diluted) on revenues of $80,956,000. This compares to net earnings of $10,049,000 ($0.33 per share-diluted) on revenues of $64,836,000 in the quarter ended March 31, 2007. The increase in net earnings for the three months ended March 31, 2008 compared to the same period in the prior year was driven by a number of factors including increased margins from higher volume of revenue for which all the Company’s operating segments reported double-digit increases in revenue compared to the same period last year. The Company’s recent acquisitions, PRM and HIGHYAG, contributed approximately $6.0 million of revenues during the three months ended March 31, 2008. In addition to the increased revenues, the improved financial results were driven by improved operational performances from all operating segments. The Company’s Infrared Optics and Near-Infrared Optics segments posted the largest dollar increases in segment earnings during the quarter ended March 31, 2008 compared to the same period in the prior year. The Infrared Optics segment has begun to benefit from recent increased growth capacity in its zinc material production facility. The Near-Infrared Optics segment earnings were driven by increased volume of shipments of its UV Filter product line. Net earnings were also favorably impacted by a reduction in the Company’s effective income tax rate in the quarter ended March 31, 2008 compared to the effective income tax rate during the same period last year due in part to the expiration of the statute of limitations of certain income tax exposure items previously recorded under FIN 48 resulting in a benefit of $0.7 million.” For the nine months ended March 31, 2008, net earnings were $49,430,000 ($1.62 per share-diluted) on revenues of $224,382,000. This compares to net earnings of $26,657,000 ($0.88 per share-diluted) on revenues of $184,841,000 for the nine months ended March 31, 2007. The increase in net earnings for the nine months ended March 31, 2008 compared to the same period in the prior year was primarily driven by the after-tax gain of $15.9 million or $0.52 per share diluted recorded in December 2007 on the sale of the Company’s equity interest in 5NPlus, Inc. (5NPlus) for $30.2 million in cash. Other factors contributing to the earnings improvement for the nine months ended March 31, 2008 are increased margins on a 21% increase in revenues compared to the same period in the prior year. The Company’s recent acquisitions, PRM and HIGHYAG, contributed approximately $16.0 million of revenues during the nine months ended March 31, 2008. In addition, the Company recorded less interest expense for the current nine months due to the reduction of its outstanding debt balance at March 31, 2008 compared to the same period last year.

Bookings for the quarter ended March 31, 2008 increased 44% to $93,735,000 compared to $65,261,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. Bookings for the nine months ended March 31, 2008 increased 29% to $253,156,000 compared to $196,157,000 for the same period last fiscal year. Bookings for the three and nine months ended March 31, 2008 for the Company’s recently acquired acquisitions, PRM and HIGHYAG, were approximately $12.0 million and $25.0 million, respectively. Other factors contributing to the overall increase in bookings are the IR Optic segment’s core products recording bookings increases of 19% and 17% for the three and nine months ended March 31, 2008, respectively, compared to the same periods last fiscal year due to strong worldwide product demand from both OEM and aftermarket customers. The Company’s Marlow subsidiary within the Compound Semiconductor Group segment recorded bookings increases of 58% and 33% for the three and nine months ended March 31, 2008, respectively, compared to the same periods last fiscal year driven by strong demand in industrial, defense and medical markets.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other income – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note N—Segment and Geographic Reporting” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		% Increase
	2008	2007	Increase	2008	2007	(Decrease)
Bookings	$43,607	$34,726	26%	$118,124	$98,853	19%
Revenues	41,004	34,000	21%	108,539	97,652	11%
Segment earnings	10,200	8,817	16%	25,388	26,414	(4)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG. The results of operations include HIGHYAG for the quarter ended March 31, 2008 and in three of the nine months ended March 31, 2008 as this acquisition was completed January 2, 2008.

Bookings for the three months ended March 31, 2008 for Infrared Optics increased 26% to $43,607,000 from $34,726,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2008 increased 19% to $118,124,000 from $98,853,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2008 as compared to the same period last fiscal year was driven by strong OEM bookings in the United States, Asia and Europe. Strong production of laser and laser machining tools in Germany and Switzerland contributed to strong product demands. The Japanese market continues to strengthen as the result of increased production activity from laser machine builders and laser via-hole drilling machine manufacturers. The Segment’s increased zinc material production capacity has resulted in material bookings increases compared to the same periods last fiscal year. The segment’s recent acquisition, HIGHYAG, contributed approximately $2.0 million in bookings for the quarter ended March 31, 2008.

Revenues for the three months ended March 31, 2008 for Infrared Optics increased 21% to $41,004,000 from $34,000,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2008 increased 11% to $108,539,000 from $97,652,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2008 compared to the same period last fiscal year was driven by increased shipment volume to both OEM and aftermarket customers. The segment continues to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to capture developing markets and new laser applications. The segment’s recent acquisition, HIGHYAG contributed approximately $2.0 million in revenues for the quarter ended March 31, 2008.

Segment earnings for the three months ended March 31, increased 16% to $10,200,000 from $8,817,000 for the same period last fiscal year. The improvement in segment earnings for the three months ended March 31, 2008 is the result of the segment beginning to benefit from the increased growth capacity in its zinc material production facility that it has been developing over the last eighteen months. Segment earnings for the nine months ended March 31, 2008 decreased 4% to $25,388,000 from $26,414,000 for the same period last fiscal year. The decrease in segment earnings for the nine months ended March 31, 2008 compared to the same period last fiscal year is the result of lower yields and material production capacity challenges experienced in the first-half of fiscal year 2008. The Infrared Optic segment absorbs the Company’s share-based compensation expense which increased approximately $0.7 million in the nine months ended March 31, 2008 compared to the same period last fiscal year.

Near-Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		%
	2008	2007	(Decrease)	2008	2007	Increase
Bookings	$8,332	$8,826	(6)%	$42,573	$41,421	3%
Revenues	14,769	12,866	15%	43,420	35,105	24%
Segment earnings	2,705	1,512	79%	8,444	4,346	94%

Bookings for the three months ended March 31, 2008 for Near-Infrared Optics decreased 6% to $8,332,000 from $8,826,000 for the same period last fiscal year. The decrease in bookings for the three months ended March 31, 2008 compared to the same period last year was due to a reduction in UV Filter product orders offset by increased bookings in the segment’s Yttrium Aluminum Garnet (YAG) and optics product lines. Bookings for the nine months ended March 31, 2008 increased 3% to $42,573,000 as compared to $41,421,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2008 compared to the same period last fiscal year was primarily due to increased demand for optics used in medical and cosmetic laser applications.

Revenues for the three months ended March 31, 2008 for Near-Infrared Optics increased 15% to $14,769,000 compared to $12,866,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2008 increased 24% to $43,420,000 compared to $35,105,000 for the same period last fiscal year. The increase in revenues for the current three and nine month period compared to the same periods last year was due to increased volume of shipments of the segment’s UV Filter product line.

Segment earnings for the three months ended March 31, 2008 increased 79% to $2,705,000 compared to segment earnings of $1,512,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2007 increased 94% to $8,444,000 from 4,346,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine month periods compared to the same periods last fiscal year was primarily due to increased margins recognized on the additional sales volume and higher production yields attributed to the UV Filter product line. In addition, the segment’s operating results are beginning to benefit from its ramp up of production efforts in Vietnam which operates under a reduced cost structure.

Military & Materials ($000’s)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2008	2007	Increase	2008	2007	Increase
Bookings	$15,823	$5,778	174%	$46,338	$20,357	128%
Revenues	11,975	7,065	69%	36,191	19,714	84%
Segment earnings	1,415	966	46%	5,183	1,810	186%

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (EEO) and PRM. The results of operations include PRM for the three and nine months ended March 31, 2008 as this acquisition was completed June 26, 2007.

Bookings for the three months ended March 31, 2008 for Military & Materials increased 174% to $15,823,000 as compared to $5,778,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2008 increased 128% to $46,338,000 as compared to $20,357,000 for the same period last fiscal year. Included in bookings for the three and nine month periods ended March 31, 2008 were approximately $10.0 million and $23.0 million, respectively, from PRM. Excluding PRM, bookings increased in the three and nine month periods ended March 31, 2008 due to increased orders for the segment’s sapphire product line.

Revenues for the three months ended March 31, 2008 for Military & Materials increased 69% to $11,975,000 compared to $7,065,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2008 increased 84% to $36,191,000 compared to $19,714,000 for the same period last fiscal year. Included in revenues for the three and nine month periods ended March 31, 2008 were approximately $4.0 million and $14.0 million, respectively, from PRM. Excluding PRM, revenues increased in the current three and nine month periods compared to the same periods last fiscal year primarily from increased shipments of sapphire window panels for the Advanced Targeting Pods for the F-15 and F-16 fighter aircrafts, and increased contract revenue associated with the System Design and Development contract for sapphire window panels for the Joint Strike Fighter Electro Optical Targeting System.

Segment earnings for the three months ended March 31, 2008 increased 46% to $1,415,000 compared to segment earnings of $966,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2008 increased 186% to $5,183,000 compared to segment earnings of $1,810,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine months ended March 31, 2008 compared to the same periods last fiscal year was primarily due to EEO’s improved manufacturing yields, lower scrap and rework costs, productivity improvements in certain operational departments and a more favorable product mix toward higher margin product lines. In addition, segment earnings for the three and nine month periods ended March 31, 2008 were favorably impacted by the earnings of the newly-acquired PRM.

Compound Semiconductor Group ($000’s)

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2008	2007	Increase	2008	2007	Increase
Bookings	$25,973	$15,931	63%	$46,121	$35,526	30%
Revenues	13,208	10,905	21%	36,232	32,370	12%
Segment earnings	1,263	947	33%	4,256	2,467	73%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, the WBG group and the WMG group.

Bookings for the three months ended March 31, 2008 for the Compound Semiconductor Group increased 63% to $25,973,000 compared to $15,931,000 compared to the same period last fiscal year. Bookings for the nine months ended March 31, 2008 increased 30% to $46,121,000 compared to $35,526,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2008 compared to the same periods last fiscal year was primarily attributed to the strong bookings recorded by Marlow. The strong bookings were driven by increased demand in Marlow’s industrial, defense and medical markets.

Revenues for the three months ended March 31, 2008 for the Compound Semiconductor Group increased 21% to $13,208,000 compared to $10,905,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2008 increased 12% to $36,232,000 compared to $32,370,000 for the same period last fiscal year. The increase in revenues for the three months ended March 31, 2008 compared to the same period last fiscal year was primarily driven by increased sales volume experienced by Marlow relating to its product offerings in the industrial, defense and medical markets. In addition the increase in revenues for the nine months ended March 31, 2008 compared to the same period last fiscal year was attributed to WBG group’s increased contract revenues relating to the development of larger diameter Silicon Carbide wafers for military and commercial applications.

Segment earnings for the three months ended March 31, 2008 increased 33% to $1,263,000 compared to segment earnings of $947,000 for the same period fiscal year. Segment earnings for the nine months ended March 31, 2008 increased 73% to $4,256,000 compared to segment earnings of $2,467,000 for the same period last fiscal year. The increase in segment earnings for the three and nine month periods ended March 31, 2008 compared to the same periods last fiscal year was attributed to increased margins recognized on additional sales volume as well as increased production volume at Marlow’s Vietnam manufacturing facility which lowered the Company’s operating cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for three months ended March 31, 2008 was $32,654,000 or 42% of net sales compared to $26,814,000 or 44% of net sales for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2008 was $90,096,000 or 42% of net sales compared to $77,356,000 or 44% of net sales for the same period last fiscal year. The decrease in manufacturing gross margins for the three and nine month periods ended March 31, 2008 compared to the same periods last fiscal year was primarily attributed to the impact of the Company’s recent acquisitions, PRM and HIGHYAG, which have lower gross margins in comparison to the Company’s historical margins.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the three months ended March 31, 2008 was $643,000 or 24% of research and development revenues compared to a gross margin of $839,000 or 26% of research and development revenues for the same period last fiscal year. The decrease in contract revenue and contract gross margin for the three months ended March 31, 2008 compared to the same period last fiscal year was primarily due to less external contract activity in the current fiscal quarter from the Company’s Near-Infrared Optics segment. Contract research and development gross margin for the nine months ended March 31, 2008 was $2,261,000 or 23% of research and development revenue compared to a gross margin of $1,975,000 or 25% for research and development revenue for the same period last fiscal year. The dollar increase in contract research and development gross margin for the current nine months ended March 31, 2008 compared to the same period in the prior year was due to increased contract activity in the Company’s EEO and WBG business groups. These business groups’ contract activity focused on the development of sapphire window panels for the Joint Strike Fighter Electro Optical Targeting System and larger diameter Silicon Carbide wafers for military and commercial applications.

Company-funded internal research and development expenses for the three months ended March 31, 2008 were $1,992,000 or 2% of revenue compared to $1,447,000 or 2% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2008 were $5,388,000 or 2% of revenues compared to $4,008,000 or 2% for the same period last fiscal year. The dollar increase in internal research and development expenses for both the three and nine month periods ended March 31, 2008 compared to the same periods last fiscal year was due to increased internal research and development efforts in the Compound Semiconductor Group focusing on improvements in crystal growth yield and quality improvements.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $15,722,000 or 19% of revenues compared to $13,964,000 or 22% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2008 were $43,698,000 or 19% of revenues compared to $40,286,000 or 22% of revenues for the same period last fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenues in the three and nine months ended March 31, 2008 compared to the same periods last fiscal year was primarily due to the inclusion of PRM’s financial results for fiscal year 2008. The inclusion of PRM has lowered this metric due to the historical lower overhead requirements of this operation compared to the Company’s historical selling, general and administrative expense percentage.

During the three months ended December 31, 2007, the Company sold its equity investment in 5NPlus, for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million. Other income for the three months ended March 31, 2008 was $654,000 compared to other income of $507,000 for the same period last fiscal year. The increase in other income for the three months ended March 31, 2008 compared to the same period last fiscal year was primarily due to increased interest income earned for the Company’s increased cash reserves. Other income for the nine months ended March 31, 2008 excluding the gain on sale of equity investment pre-tax was $2,554,000 compared to $2,060,000 of other income for the same period last fiscal year. The increase in other income for the nine months ended March 31, 2008 compared to the same period last fiscal year was due to increased foreign currency remeasurement gains as the Company’s foreign currencies have strengthened against the United States dollar. In addition, the Company recognized increased equity earnings from its previous equity investment in 5NPlus and increased interest income earned on the Company’s excess cash reserves.

The Company’s year-to-date effective income tax rate is 29.5% compared to an effective income tax rate of 25.0% for the same period in fiscal 2007. The higher tax rate for the current fiscal year compared to the prior year is primarily due to the United States income taxes on the gain from the sale of the Company’s 5NPlus equity investment. Excluding the income taxes on the gain from the sale of 5NPlus, the year-to-date effective income tax rate was 23.2%. The effective income tax rate excluding the 5NPlus transaction in the current fiscal year is lower than the prior fiscal year due to the reversal of $0.7 million in the current fiscal year of certain income tax exposure items previously recorded under FIN 48, for which the statute of limitations expired.

Discontinued Operation

The Company announced its intention to sell its x-ray and gamma-ray radiation sensor division, doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Results for the three months ended March 31, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. During the three and nine months ended March 31, 2008, eV

PRODUCTS recorded revenues of $1.6 million and $5.1 million, respectively, and $2.2 million and $6.4 million, respectively for the three and nine months ended March 31, 2007. Loss before income taxes for the three and nine months ended March 31, 2008 were $0.8 million and $2.0 million, respectively and $0.1 million and $0.7 million, respectively for the three and nine months ended March 31, 2007.

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

Sources (uses) of Cash: ($000’s)

	Nine Months Ended March 31,
	2008	2007
Net cash provided by continuing operations	$32,803	$25,447
Proceeds from sale of equity investment	30,236	—
Proceeds from exercise of stock options	2,591	2,936
Net payments on short-term and long-term borrowings	(11,749)	(16,790)
Additions to property, plant and equipment	(12,404)	(13,130)
Purchase of intangible assets	—	(100)
Purchases of treasury stock	(5,865)	(502)
Purchases of businesses	(3,806)	(840)

In the nine months ended March 31, 2008, cash provided by continuing operations was approximately $32.8 million. The increase in cash was driven by the Company’s net earnings of approximately $49.4 million, depreciation and amortization of $12.0 million, share-based compensation expense of $2.9 million, a decrease in accounts receivable of $1.2 million and an increase in income taxes payable of $4.4 million. The increase in cash was offset by the gain on sale of equity investment of $26.5 million, working capital requirements of approximately $4.4 million, deferred income tax of $4.1 million and excess tax benefits from share-based compensation expense and other uses of cash of $2.1 million.

Net cash provided by investing activities from continuing operations during the nine months ended March 31, 2008 of approximately $14.1 million was primarily from proceeds from the sale of equity investment of $30.2 million. The increase in cash was offset by property, plant and equipment expenditures of $12.4 million and purchase of business net of cash acquired of $3.8 million. Net cash used in financing activities of $12.4 million included $2.6 million of proceeds from the exercise of stock options and $2.6 million of cash provided by excess tax benefits from share-based compensation offset by $11.7 million of net payments on borrowings and the purchase of treasury stock of $5.9 million.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit facility was 5.7% and 6.0% for the nine months ended March 31, 2008 and 2007, respectively. The Company had available $59.3 million and $47.8 million under its line of credit as of March 31, 2008 and June 30, 2007, respectively.

On May 18, 2005, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and will be available for general corporate purposes. The Company repurchased 186,400 shares totaling $5.9 million of Common Stock under the share repurchase program during the nine months ended March 31, 2008. As of March 31, 2008, the Company had completed its repurchase program purchasing a total of 500,000 shares of its Common Stock for $11.8 million.

Our cash position, borrowing capacity and debt obligations are as follows:

	March 31, 2008	June 30, 2007
Cash and cash equivalents	$62,132	$32,618
Available borrowing capacity	59,300	47,800
Total debt obligations	4,024	14,995

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for fiscal year 2008 and 2009.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2008.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$4,024	$—	$—	$4,024	$—
Interest Payments(1)	131	39	78	14	—
Capital Lease Obligations	17	16	1	—	—
Operating Lease Obligations	21,599	1,047	4,937	3,078	12,537
Purchase Obligations	16,208	11,701	3,944	518	45
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$41,979	$12,803	$8,960	$7,634	$12,582

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2008.

The gross unrecognized income tax benefits under FIN 48 at March 31, 2008 which are excluded from the table above are $8.7 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended March 31, 2008.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by approximately $27,000 and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.7 million to an increase of $2.0 million for the nine months ended March 31, 2008.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.5 million and $1.3 million for the three and nine months ended March 31, 2008, respectively, and foreign currency remeasurement losses of $0.1 million and $0.2 million for the three and nine months ended March 31, 2007, respectively.

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

Interest Rate Risks

As of March 31, 2008, the total borrowings of $4.0 million represented a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have a material impact on the Company’s financial results for the quarter ended March 31, 2008.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases of the Company’s Common Stock during the three months ended March 31, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2008 to Januay 31, 2008	106,400	31.30	106,400	60,000
February 1, 2008 to February 29, 2008	60,000	32.33	60,000	—
March 1, 2008 to March 31, 2008	—	—	—	—

Total	166,400	31.67	166,400

(1)	A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on May 18, 2005. As of March 31, 2008, the Company had completed its repurchase program purchasing 500,000 shares of its Common Stock.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED (Registrant)

Date: May 9, 2008	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.