Form 10-K
period 2008-06-30
II-VI INC
filed 2008-08-27
CIK 820318

FORM 10-K

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2007, was approximately $747,517,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 20, 2008, was 29,905,934.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2008 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Introduction

II-VI Incorporated (“II-VI” or the “Company”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the “Company,” “II-VI,” “we,” “us,” or “our” in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned and majority-owned subsidiaries. The Company’s name is pronounced “Two Six Incorporated.” The majority of our revenues are attributable to the sale of infrared and near-infrared optical components for commercial and military laser applications, and compound semiconductor substrate-based products used in industrial, medical and military applications. Reference to “fiscal” or “fiscal year” means our fiscal year ended June 30 for the year referenced.

On April 4, 2008, the Company announced its intention to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc., which operates as a business within the Compound Semiconductor Group business segment. Financial and operational data included herein for all periods presented reflect the presentation of eV PRODUCTS as a discontinued operation.

In July 2005, the Company exercised its call option and purchased the remaining 25% interest of II-VI Deutschland GmbH from L.O.T.-Oriel Laser Optik GmbH & Co. KG. In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. from L.O.T.-Oriel Laser Optik GmbH & Co. KG. In June 2007, the Company acquired substantially all of the equity interests of Pacific Rare Specialty Metals & Chemicals, Inc., a refiner and producer of selenium and tellurium metals and chemicals, which became an operating unit within the Military & Materials business segment. In January 2008, the Company acquired a 74.93% equity interest in HIGHYAG Lasertechnologie GmbH, a leader in the design and manufacture of automated equipment to deliver high power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications, which became an operating unit within the Infrared Optics business segment.

Our internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. On our website, we post the following reports as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Securities Exchange Act of 1934. All such documents are located on the Investor Relations page of our website and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2008 is set forth in the consolidated statements of earnings and in Note M to the Company’s consolidated financial statements included in Item 8 of this Form 10-K. We also discuss certain Risk Factors set forth in Item 1A of this Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop, manufacture and market high-technology materials and derivative precision components and products for precision use in industrial, medical, military and aerospace applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating and electronic integration to enable complex optoelectronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, defense, medical and telecommunications and are deployed in applications that we believe improve the cost and performance of laser cutting, welding and marking operations; reduce the cost and improve the reliability of medical procedures; and reduce the cost and improve the performance of cooling and power generation solutions. A key strategy is to develop, refine and manufacture complex materials from the periodic table of elements. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, military fire control and missile guidance devices, fiber optics and wireless communication systems, medical diagnostic systems, and various industrial, commercial and consumer thermal management systems. We develop, manufacture, refine and market infrared and near-infrared laser optical elements, military infrared optical components, selenium and tellurium metals and chemicals, thermo-electric cooling and power generation solutions, and single crystal silicon carbide (SiC) substrates.

Our U.S. production operations are located in Pennsylvania, Florida, California, New Jersey, Texas and Mississippi and our non-U.S. production operations are based in Singapore, China, Vietnam, the Philippines and Germany. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Germany, Japan, China, Switzerland, Belgium and the United Kingdom (U.K.). Approximately 47% of our revenues in the fiscal year ended June 30, 2008 were from product sales to customers outside of the U.S.

Our primary products are as follows:

•

Laser-related products for CO2 lasers and forward-looking infrared systems, and high precision optical elements used to focus and direct infrared lasers onto target work surfaces. The majority of these laser products require advanced optical materials that are internally produced.

•

Laser-related products for one micron lasers for cutting, drilling and welding in automotive, semiconductor and other material processing applications. We produce tools for laser materials processing, including modular laser processing heads for fiber lasers, yttrium aluminum garnet (YAG) lasers and other one micron laser systems. We also manufacture beam delivery systems including fiber optics cables and modular beam systems.

•

Laser-related products for solid-state lasers and high precision optical elements used to focus and direct laser beams onto target work surfaces and Ultra-violet (UV) Filters used in systems to detect shoulder- launched missiles to help improve the survivability of low-flying aircraft if attacked. The majority of these laser products require advanced optical materials that are internally produced.

•	Military infrared optical products and assemblies including optics for targeting and navigation systems.

•

Selenium and tellurium metals and chemicals via refining and reclamation processes. These products are used as additive materials for metallurgical, glass and animal feed applications, and are used for photovoltaic, electronic and other industrial applications.

•	Thermo-electric coolers and systems based on highly engineered semiconductor materials that provide reliable and low cost temperature control.

•	SiC substrates which are wide bandgap semiconductor materials that enable high-temperature, high-power and high-frequency device capabilities.

Our Markets

Our market-focused businesses are organized by technology and products. Our business is comprised of the following primary markets:

•	Design, manufacture and marketing of optical and electro-optical components and materials for infrared optics for industrial, medical and military applications by our II-VI Infrared operations.

•

Design, manufacture and marketing of customized technology for laser material processing to deliver high-power one micron laser light for industrial applications by our Infrared Optics’ HIGHYAG Lasertechnologie GmbH operations.

•

Design, manufacture and marketing of ultra-violet, visible and near-infrared laser products for industrial, military, scientific and medical instruments, including laser gain materials and products for solid-state YAG and other crystal based lasers by our Near-Infrared Optics operations.

•	Design, manufacture and marketing of infrared products for military applications by our Military and Materials’ Military Infrared Optics operations.

•	Refinement, reclamation, manufacturing and marketing of selenium and tellurium products for industrial applications by our Military & Materials’ Materials Processing and Refinement operations.

•

Design, manufacture and marketing of thermo-electric cooling and power-generation solutions for use in defense, telecommunications, medical, consumer and industrial markets by our Compound Semiconductor Group’s Marlow Industries, Inc. operations.

•

Design, manufacture and marketing of single crystal SiC substrates for use in defense and space, telecommunications, and industrial markets by our Compound Semiconductor Group’s Wide Bandgap Group operations.

Infrared Optics Market. Over the last few years, significant increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. It is estimated that there are over 50,000 CO2 laser systems currently deployed in the world. Laser systems meet the demand of manufacturers to reduce part cost and improve quality, as well as augment process precision, speed, throughput, flexibility, repeatability, and automation. CO 2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating, and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Automobile manufacturers, for example, deploy lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because they allow easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking provides automated product, date, and lot coding on containers. In addition to being installed by original equipment manufacturers (OEMs) of laser systems in new machine builds, our optical components are purchased as replacement parts by end users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by the II-VI Infrared business is approximately $450 million.

One Micron Laser Market. In many areas of material processing, laser technology has proved to be a better alternative to conventional production techniques. The precise cut and elegant seam are visible proof of a laser beam’s machining efficiency. Industrial applications such as cutting, drilling and welding have driven the recent market growth of the one-micron laser systems. The industrial applications are demanding increased performance, lower total cost of ownership, ease of use and portability of one-micron laser systems. One micron laser systems require efficient and reliable tools including modular laser processing heads for fiber lasers, beam delivery systems including fiber optics cables and modular beam systems. We believe the current addressable market served by HIGHYAG is approximately $60 million.

Near-Infrared Optics Market. Over recent years, the Near-Infrared laser market has continued to grow, driven by increased applications in the medical, industrial and military markets. Medical applications driving the recent market growth include aesthetic, vision correction, dental and diagnostic lasers. Industrial market segments addressed by YAG lasers include higher power applications such as cutting and welding, and lower power applications such as marking and scribing. These industrial applications are demanding higher performance levels for less cost, creating competition for other technologies. The military laser market is driven by rangefinders, target designators, missile detection and countermeasures. The near-infrared market further addresses opportunities in the semiconductor processing, instrumentation and research segments. We believe the current addressable market serviced by our Near-Infrared Optics segment is approximately $300 million.

Military Infrared Optics Market. Several key infrared optical components such as windows, domes and related subassemblies are core products offered to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared window and window assemblies for navigational and targeting systems are deployed on fixed and rotary-wing aircraft, such as the F-16 fighter jet, Apache Attack Helicopter, Joint Strike Fighter and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle. Infrared domes are used on missiles with infrared guidance systems ranging from small, man portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. Additionally, multiple fighter jets including the F-16 are being equipped with large area sapphire windows manufactured by our Company as a key component for the aircraft providing advanced targeting and imaging systems. The development and manufacture of these large area sapphire windows has played a key role in our ability to provide an even larger suite of sapphire panels that are a key component of the Joint Strike Fighter Electro Optical Targeting System. High-precision domes are an integral component of a missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our military infrared optical products are sold primarily to the U.S. government prime contractors and directly to various U.S. government agencies. We believe the current addressable market serviced by our Military Infrared Optics business is approximately $225 million.

Materials Processing and Refinement Market. Numerous processes require the presence of high purity elements for proper processing. The Company’s Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) business addresses the market for two specific rare elements; selenium and tellurium. Selenium and tellurium usually are by-products of refining processes for other more common materials such as copper and zinc. High purity selenium and tellurium are used in a variety of industrial applications, including the manufacturing of steel and glass, in creating animal feeds and fertilizers, and in the manufacture of thermo-electric coolers. Our products are sold to customers who require selenium and/or tellurium in their manufacturing processes. We believe the current addressable market serviced by our materials processing and refinement business is approximately $300 million and is highly dependent upon minor metal indexed pricing.

Thermo-electric Coolers Market. Thermo-electric coolers (TECs) are solid-state semiconductor devices that act as small heat pumps to cool, heat, or temperature stabilize a wide range of materials, components and systems. Conversely, the principles underlying thermo-electrics allow TECs to be used as a source of power when subjected to a temperature difference. TECs are more reliable than alternative cooling solutions that require moving parts, and provide more precise temperature control solutions than competing technologies. TECs also have many other advantages over competing technologies that have spurred their adoption in a variety of industries and applications. TECs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and uncooled temperature stabilized night vision technologies and thermal reference sources that are deployed in smart and state-of-the-art weapons by our armed forces. TECs also allow for temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optics systems as well as cooling solutions for a variety of medical applications that are used primarily in instrumentation and analytical applications including DNA replication and blood analyzers. The industrial, commercial, and consumer markets provide a variety of niche applications ranging from desk top refrigerators and wine coolers to semi-conductor process and test equipment. Mosquito trap applications utilize the power generation capabilities of the technology to rid residences, resorts and camps of mosquitoes. We believe the current addressable market serviced by our Compound Semiconductor Group’s Marlow Industries, Inc. business is approximately $250 million.

Silicon Carbide Substrate Market. Silicon Carbide (SiC) is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are emerging at the high-performance end of the defense, telecommunication, and industrial markets. SiC has certain intrinsic physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example, the high thermal conductivity of SiC enables SiC-based devices to operate at high power levels and still dissipate the excess heat generated. Typically, our customers deposit either SiC or Gallium Nitride (GaN) epitaxial layers on a SiC substrate and then fabricate optoelectronic or electronic devices. SiC and GaN-based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High power, high frequency SiC-based microwave devices are used in next generation wireless switching telecommunication applications and in both commercial and military radar applications. SiC high power, high-speed devices improve the performance and reliability of electrical power transmission and distribution systems for power conditioning and power switching in power supplies and for motor controls in a wide variety of applications including aircraft, automotive, industrial, communications and energy exploration applications. We believe the current addressable market serviced by our Compound Semiconductor Group’s Wide Bandgap Group is approximately $70 million.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. Our significant materials capabilities are as follows:

•	Infrared Optics: Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS)

•	Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2) and Potassium Nickel Sulfate (KNS)

•	Military Optics: Germanium (Ge)

•	Materials processing and refinement: selenium (Se) and tellurium (Te)

•	Thermo-electric coolers: bismuth telluride (Bi2Te3)

•	Silicon Carbide substrates: silicon carbide (SiC)

We manufacture precision parts and components from these and other materials using expertise in low damage surface and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on contracts with market leaders, which enables substantial forward planning and production efficiencies. We intend to capitalize on the execution of this proven model, participate effectively in the growth of the market and continue our focus on operational excellence as we execute additional growth initiatives.

Our specific strategies are as follows:

•

Vertical-Integration. By combining the capabilities of our various business segments and operating units, we have created opportunities for our businesses to address manufacturing opportunities across multiple disciplines and markets. Where appropriate, we develop and/or acquire technological capabilities in areas such as material refinement, crystal growth, fabrication, diamond-turning, thin-film coating, metrology and assembly.

•

Continue Investment in Manufacturing Operations. We continually invest in our manufacturing operations worldwide to increase production capacity and capabilities. The majority of our capital expenditures are for our manufacturing operations.

•

Enhance Our Reputation as a Quality and Customer Service Leader. We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent high quality supplier of components into our customers’ assembly lines. In many cases, we deliver on a just-in-time basis. We believe our quality and delivery performance enhance our relationships with our customers.

•

Utilize Asian Manufacturing Operations. Our manufacturing operations in Singapore, China, the Philippines and Vietnam play an important role in the operational and financial performance of the Company. We will continue to invest in these operations and utilize their capabilities. Our Asian operations also help to lower our overall effective tax rate as the tax structures in these countries are lower than other countries in which the Company does business.

•

Identify and Complete Strategic Acquisitions and Alliances. Some of the markets we participate in remain fragmented and we expect consolidation to occur over the next several years. We will carefully pursue strategic acquisitions and alliances with companies whose products or technologies may compliment our current products, expand our market opportunities or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high growth segments of the markets we serve and further leverage our competencies and economies of scale.

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

Our Products

The main products for each of our businesses are described as follows:

Infrared Optics. We supply a broad line of precision infrared optical components such as lenses, output couplers, windows and mirrors for use in CO2 lasers. Our precision optical components are used to attenuate the amount of laser energy, enhance the properties of the laser beam, and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as zinc selenide (ZnSe), copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer of ZnSe in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We estimate that 85% to 90% of our infrared optics service this installed base of CO2 laser systems. We serve the aftermarket via a combination of selling to OEM’s and selling directly to end system users.

One Micron Laser. Our broad expertise in laser technology, optics, robotics, sensor technology and laser applications enables us to supply a broad array of tools for laser materials processing, including modular laser processing heads for fiber lasers, YAG lasers and other one micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

Near-Infrared Optics. We offer a wide variety of standard and custom laser gain materials and optics for medical, industrial, military, scientific and research and development laser systems. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer demands. Key materials and precision optical components for YAG and other solid-state laser systems complete our near-infrared optics product offerings. We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets. Our Near-Infrared Optics segment also produces components for UV Filters used in early warning missile detection. The end use of the UV Filter products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft when attacked.

Military Infrared Optics. We offer optics and optical subassemblies for military infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and subassemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, germanium, zinc sulfide, zinc selenide, silicon, and aluminum oxynitride. In addition, our products also include visible materials and fused silica. Our products are currently utilized on the F-16 fighter jet, Apache Attack Helicopter, Joint Strike Fighter and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle.

Material Processing and Refinement. Our product offering includes selenium and tellurium metals and chemicals in a variety of purity levels and forms.

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

Silicon Carbide. Our product offerings are 6H-SiC (semi-insulating) and 4H-SiC (conducting) poly-types and are available in 2”, 3” and 100mm diameter sizes. SiC substrates are used in wireless infrastructure, radio frequency (RF) electronics and power switching industries.

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

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2008, we employed 335 people in research, development and engineering functions, 266 of which are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2008, we made focused research and development investments in:

•

Silicon Carbide Substrate Technology: Technology development efforts in silicon carbide substrates continue to move forward, with emphasis in the areas of material purity, defect density reduction, surface polishing and diameter expansion. We were awarded continued funding through the Air Force Research Laboratory (AFRL) and Missile Defense Agency (MDA) focused on the development and producibility of 100mm diameter 6H-SiC (semi-insulating) substrates for RF applications. We became one of the first groups to make this larger material commercially available. We also were awarded funding through AFRL for development and manufacturing optimization of 4H-SiC (conducting) substrates for high power switching applications. Our research and development efforts in all of these areas have been both internally and externally funded.

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

•

Thermo-electric Materials and Devices: We continue to develop the industry-leading Bi2Te3 Micro-Alloyed Materials (MAM) for thermo-electric cooling applications. Enabled by the thermal performance and fine grain microstructure of MAM, our research and development has focused on achieving levels of miniaturization and watt density beyond the reach of TECs based on single crystal and polycrystalline materials produced by standard crystal growth techniques. In addition, we are developing capabilities in thermo-electric power generation materials that, combined with our intellectual property position, will allow us to bring to market new thermo-electric compounds that have been developed for NASA. Our research and development efforts in this area have been both internally and externally funded.

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

Internal research and development expenditures were $7.7 million, $5.8 million and $5.9 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. For these same periods, the external research and development expenditures were $9.4 million, $8.3 million and $6.4 million, respectively.

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

Each of our product lines is responsible for its own worldwide marketing and sales functions, as follows, although certain subsidiaries sell more than one product line:

•

The Infrared Optics marketing and sales activities are handled through a direct sales force in the U.S. and through our wholly-owned subsidiaries in Japan, Singapore, China, Germany, Belgium, Switzerland and the U.K. as well as through distributions throughout the world.

•	HIGHYAG Lasertechnologie marketing and sales activities are handled through a direct sales force in the U.S. and Germany as well as through distributions throughout the world.

•

The Near-Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S., our wholly-owned international subsidiaries as well as distributors throughout the rest of the world.

•	The Military Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S.

•	The materials processing and refinement marketing and sales initiative is handled through a direct sales force in the Philippines.

•

The thermo-electric coolers marketing and sales initiative is handled through a direct sales force in the U.S., through our wholly-owned subsidiaries in Japan, Germany and the U.K. as well as through distributors throughout the world.

•	The silicon carbide marketing and sales initiative is handled through a direct sales force in the U.S. and our wholly-owned international subsidiaries.

Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising, attendance at trade shows and customer partnerships. Our sales force includes a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2008, we employed 133 individuals in sales, marketing and support.

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

Product Line	Materials Produced/Refined
• Infrared Optics	ZnSe and ZnS
• Near-Infrared Optics	YAG, YLF, CaF2 and KNS
• Military Optics	Ge
• Materials Processing and Refinement	Se and Te
• Thermo-electric Coolers	Bi2Te3
• Silicon Carbide Substrates	SiC

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

Our network of worldwide manufacturing sites allows products to be produced in regions that provide cost-effective advantages and enable proximity to our customers. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include automated Computer Numeric Control optical fabrication, high throughput thin-film coaters, micro precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Manufacturing products for use across the electro-magnetic spectrum requires the capability to repeatedly produce products with high yields to atomic tolerances. We embody a technology and quality mindset that gives our customers the confidence to utilize our products on a just-in-time basis straight into the heart of their production lines.

Sources of Supply

The major raw materials we use include zinc, selenium, hydrogen selenide, hydrogen sulfide, tellurium, yttrium oxide, aluminum oxide, iridium, platinum, bismuth, silicon, thorium fluoride, antimony, carbon, gallium arsenide, copper, germanium, molybdenum, quartz, optical glass and other materials. Excluding our own production, there are more than two external suppliers for all of the above materials except for zinc selenide, zinc sulfide, hydrogen selenide and thorium fluoride, for each of which there is one proven source of supply outside of the Company’s capabilities. For many materials, we have entered into purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

Customers

Our existing customer base for infrared optics for our laser component products consists of over 5,000 customers worldwide. The main groups of customers for these products are as follows:

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

For our HIGHYAG Lasertechnologie products, our customers are automotive manufacturers, laser manufacturers and system integrators. Representative customers are Volkswagen, Daimler, Laserline and Thyssen.

For our near infrared optics products, our customers are OEMs and system integrators of solid-state lasers used in industrial, scientific, military and medical markets. Representative customers include Volkswagen, Candela Corporation and Alliant Technologies.

For our military infrared optics products, our customers are manufacturers of equipment and devices for aerospace, defense and commercial markets. Representative customers include Lockheed-Martin, Raytheon Corporation, General Dynamics and various U.S. government agencies.

For our materials processing and refining products, our customers are manufacturers and developers of materials for industrial applications, including the manufacturing of steel and glass, the production of animal feeds and fertilizers, and the manufacturing of thermo-electric coolers and solar cells. Example of external customers include Retorte and 5NPlus, Inc. while internal customers are II-VI Infrared and Marlow Industries.

For our thermo-electric cooler products, our customers are manufacturers and developers of equipment and devices for defense and space, telecommunications, medical and industrial and commercial markets. Representative customers include Raytheon, Beckman Coulter, Bookham Technologies and Imageworks.

For our SiC products, our customers are manufacturers and developers of equipment and devices for high power RF electronics and high power and high voltage switching and power conversion systems for both Department of Defense and commercial applications. We are currently dependent on a limited number of key customers.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of infrared laser optics and materials, we believe we are an industry leader. We believe that we are an industry leader in laser material processing tools for high power one micron laser systems. We are a significant supplier of YAG rods and near-infrared laser optics to the worldwide markets for defense, scientific, research, medical and industrial applications. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to major military prime contractors. We believe we are a leading supplier of selenium and tellurium products for electronic, agricultural and thermo-electric applications. We believe we are a global leader in the design and manufacturer of thermoelectric coolers and thermal control subsystems. We believe we are a preferred alternative to the leading supplier of single crystal SiC substrates for use in the defense, telecommunication and industrial markets.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors that have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe and ZnS is Rohm and Haas Company. Competitors producing infrared laser optics include Sumitomo Electric and Ophir Optronics. Competing producers of automated equipment and laser material processing tools to deliver high power one micron laser systems include Optoskand, Precitec and Laser Mechanisms. Competing producers of YAG materials and optics include Northrop Grumman Corporation and Saint-Gobain. Competing producers of infrared optics for military applications are DRS, Goodrich, Elcan and in-house fabrication and thin film coating capabilities of major military customers, such as Raytheon Corporation. Competing producers of selenium and tellurium metals and chemicals include Umicore and Vital Chemical. Competing producers of thermoelectric coolers include Komatsu, Laird-Melcor and Ferrotec. Competing producers of single crystal SiC substrates include Cree and SiCrystal.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2008, our bookings, including those bookings converted to revenues prior to year end, were approximately $345 million compared to bookings of approximately $267 million for the year ended June 30, 2007.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2008, our backlog was approximately $134 million compared to approximately $103 million at June 30, 2007.

Employees

As of June 30, 2008, we employed 2,342 persons worldwide. Of these employees, 335 were engaged in research, development and engineering, 1,529 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals. 222 employees located in the Philippines are covered under a collective bargaining agreement.

Trade Secrets, Patents and Trademarks

We rely on our trade secrets, proprietary know-how, invention disclosures and patents to help us develop and maintain our competitive position. We have begun to aggressively pursue process and product patents in certain areas of our businesses. We have confidentiality and noncompetition agreements with certain personnel. We require that all U.S. employees sign a confidentiality and noncompetition agreement upon commencement of employment.

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

We currently hold several registered trademarks including the following:

“II-VI Incorporated(TM)” name

“Infraready Optics(TM)” for replacement optics for industrial CO2 lasers

“MP-5(TM) for low absorption coating technology”

“Marlow Industries, Inc.(TM)” name

“Marlow Industries, Inc.(TM)” trademark

ITEM 1A. RISK FACTORS

The Company cautions investors that its performance and, therefore, any forward-looking statement, is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

International Sales Account for a Significant Portion of Our Revenues

Sales to customers in countries other than the U.S. accounted for approximately 47%, 43% and 42% of revenues during the years ended June 30, 2008, 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore, China, Vietnam, the Philippines and Germany and maintain direct sales offices in Germany, Japan, Switzerland, the U.K., Belgium, Singapore and China. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse affect on our business, results of operations, or financial condition by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in Yen and, accordingly, are affected by fluctuations in the dollar/Yen currency exchange rates. We generally reduce our exposure to such fluctuations of the Yen through forward exchange agreements which target to hedge approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation of the U.S. dollar/Japanese Yen exchange rate.

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

In addition, we produce and utilize other high purity and relatively uncommon materials and compounds to manufacture our products, including but not limited to ZnS, YAG, YLF, CaF2, KNS, Ge, Se Te, Bi2Te3 and SiC. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

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

The following information relates to significant acquisitions made since the fiscal year ended June 30, 2000.

Acquired Party	Year Acquired	Business Segment	Percentage Ownership as of June 30, 2008
Laser Power Corporation	Fiscal 2001	Military & Materials and Infrared Optics	100%
Silicon Carbide Group of Litton Systems, Inc.	Fiscal 2002	Compound Semiconductor Group	100%
II-VI Deutschland GmbH	Fiscal 2003 and 2006	Infrared Optics and Near-Infrared Optics	100%
II-VI Suisse S.a.r.l.	Fiscal 2004 and 2007	Infrared Optics	100%
Ultra-violet Filter Product Line of Coherent, Inc.	Fiscal 2004	Near-Infrared Optics	100%
Marlow Industries, Inc.	Fiscal 2005	Compound Semiconductor Group	100%
Pacific Rare Specialty Metals & Chemicals, Inc.	Fiscal 2007	Military & Materials	98%
HIGHYAG Lasertechnologie GmbH	Fiscal 2008	Infrared Optics	75%

Exposure to Government Markets

With the acquisition of Marlow and the increase in the military portion of our Infrared and Near-Infrared Optics businesses, as well as our continued Military Infrared Optics business, sales to customers in the defense industry have increased and totaled approximately 30% of revenues in the fiscal year ended June 30, 2008. These customers in turn generally contract with a governmental entity, typically the U.S. government. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or a loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

Some Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Some systems that utilize our products are inherently complex in design and require ongoing maintenance. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or in the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve acceptable yields or product reliability, our business, operating results, financial condition and customer relationships could be adversely affected.

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

Declines in the Operating Performance of one of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill

As of June 30, 2008 we had goodwill of approximately $26.5 million in our Consolidated Balance Sheet. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material adverse effect on our results of operations or financial condition.

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

Recently Issued Financial Accounting Standards

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after July 1, 2009.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our principal United States properties at June 30, 2008 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Compound Semiconductor Group	252,000	Owned
Dallas, TX	Manufacturing	Compound Semiconductor Group	91,000	Owned and Leased
Temecula, CA	Manufacturing	Military & Materials	66,000	Leased
New Port Richey and Port Richey, FL	Manufacturing	Near-Infrared Optics	65,000	Owned
Pine Brook, NJ	Manufacturing and Research and Development	Compound Semiconductor Group	14,000	Leased
Starkville, MS	Manufacturing	Compound Semiconductor Group	2,000	Leased

Information regarding our principal foreign properties at June 30, 2008 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Philippines	Manufacturing	Military & Materials	226,000	Leased
Vietnam	Manufacturing	Near-Infrared Optics and Compound Semiconductor Group	46,000	Leased
China	Manufacturing	Infrared Optics and Near-Infrared Optics	33,000	Leased
Singapore	Manufacturing	Infrared Optics	30,000	Leased
Germany	Manufacturing and Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	22,000	Leased
Japan	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
Switzerland	Distribution	Infrared Optics	3,000	Leased
Belgium	Distribution	Infrared Optics	3,000	Leased
United Kingdom	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased

The above square footage for properties represents facilities except for the Philippines location which is land only.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is elected and qualified.

Name	Age	Position
Francis J. Kramer	59	President, Chief Executive Officer and Director
Carl J. Johnson	66	Chairman and Director
Craig A. Creaturo	38	Chief Financial Officer and Treasurer
Herman E. Reedy	65	Executive Vice President – Infrared Optics
James Martinelli	50	Vice President – Military and Materials Businesses
Vincent D. Mattera, Jr.	52	Vice President – General Manager – Compound Semiconductor Group

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

James Martinelli has been employed by the Company since 1986 and has been Vice President – Military and Materials Businesses since February 2003. Previously, Mr. Martinelli served as General Manager of Laser Power Corporation since 2000 and Chief Financial Officer of II-VI Incorporated since 1994. Mr. Martinelli joined the Company as Accounting Manager, was named Corporate Controller in 1990 and named Chief Financial Officer and Treasurer in 1994. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting.

Vincent D. Mattera, Jr., has been employed by the Company since 2004 and has been Vice President of Compound Semiconductor Group since November 2005. Previously Dr. Mattera had served as a Director of the Company from 2000 to 2002. Dr. Mattera had been Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and Communications Technologies Group) since 2001. Previously, Dr. Mattera was Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. degrees in Chemistry from the University of Rhode Island and Brown University, respectively.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “IIVI.” The following table sets forth the range of high and low closing sale prices per share of the Company’s Common Stock for the fiscal periods indicated, as reported by Nasdaq.

	High	Low
Fiscal 2008
First Quarter	$34.53	$24.26
Second Quarter	$36.47	$30.55
Third Quarter	$37.98	$28.56
Fourth Quarter	$41.12	$34.40
Fiscal 2007
First Quarter	$26.52	$17.24
Second Quarter	$28.53	$24.07
Third Quarter	$33.85	$28.55
Fourth Quarter	$36.08	$26.22

On August 20, 2008, the last reported sale price for the Common Stock was $45.70 per share. As of such date, there were approximately 880 holders of record of the Common Stock.

The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

During the fiscal year ended June 30, 2008, the Company completed a share repurchase program which was authorized by the Company’s Board of Directors. Since the program was completed as of March 31, 2008, no share repurchases were made during the quarter ended June 30, 2008. During this program in the fiscal years ended June 30, 2005 through June 30, 2008 the Company purchased 500,000 shares of its Common Stock for $11.8 million. As of June 30, 2008 the Company did not have an open stock repurchase program.

PERFORMANCE GRAPH

The following graph compares cumulative total stockholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies listed in the Nasdaq Market Index and with a peer group of companies constructed by the Company for the period from June 30, 2003, through June 30, 2008. The Peer Group includes AXT, Inc., Coherent Inc., Electro Scientific Industries, Inc., Excel Technology Inc. and Rofin-Sinar.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ MARKET INDEX AND THE PEER GROUPS

	Base Year 2003	2004	2005	2006	2007	2008
The Company	100.00	132.84	159.36	158.58	235.44	302.60
Peer Group Index	100.00	159.10	142.29	212.21	245.71	217.06
NASDAQ Index	100.00	126.94	126.79	134.57	164.61	149.14

The above graph represents and compares the value, through June 30, 2008, of a hypothetical investment of $100 made at the closing price on June 30, 2003, in each of (i) the Company’s Common Stock, (ii) the Nasdaq Market Index, (iii) the companies comprising the Peer Group and assuming, in each case, the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

The following selected financial data for the five fiscal years presented are derived from II-VI’s audited consolidated financial statements as adjusted to reflect the Company’s eV PRODUCTS business as a discontinued operation for all years presented. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in the annual report.

Year Ended June 30,	2008	2007	2006	2005	2004
(000 except per share data)
Statement of Earnings

Net revenues from continuing operations	$316,191	$254,684	$223,626	$187,242	$142,679
Net earnings from continuing operations	$65,693	$38,442	$11,089	$24,438	$16,806
Loss from discontinued operation	$(1,425)	$(476)	$(295)	$(1,183)	$(284)

Net earnings	$64,268	$37,966	$10,794	$23,255	$16,522
Basic earnings per share:
Continuing operations	$2.21	$1.31	$0.38	$0.84	$0.59
Discontinued operation	$(0.05)	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Consolidated	$2.16	$1.29	$0.37	$0.80	$0.58
Diluted earnings per share:
Continuing operations	$2.16	$1.27	$0.37	$0.82	$0.57
Discontinued operation	$(0.05)	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Consolidated	$2.11	$1.25	$0.36	$0.78	$0.56
Diluted weighted average shares outstanding	30,489	30,228	29,901	29,909	29,436

June 30,	2008	2007	2006	2005	2004
($000)
Balance Sheet

Working capital	$179,744	$110,635	$84,833	$75,481	$48,584
Total assets, including assets held for sale	360,926	287,924	250,296	252,678	184,486
Long-term debt	3,791	14,940	23,614	41,180	7,986
Total debt	3,791	14,995	31,167	44,981	15,536
Retained earnings	220,325	158,287	120,321	109,527	86,272
Shareholders’ equity	290,126	219,440	170,591	160,471	132,866

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

Our customer base includes OEM, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, military, medical, U.S. government prime contractors, various U.S. government agencies and thermo-electric integrators.

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

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2008, 2007 and 2006. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

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

The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, its tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company has recorded valuation allowances against certain of its deferred tax assets primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether the Company would more likely than not recover these deferred tax assets, it has not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.

The Company believes that its estimates for the uncertain tax positions and valuation allowances against the deferred tax assets are appropriate based on current facts and circumstances.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of share-based compensation in earnings. The Company elected the modified retrospective transition method for adopting SFAS 123(R). Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize share-based compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.4 million per occurrence and $1.0 million in the aggregate per policy year. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

The Company intends to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc., which operates as a business within the Compound Semiconductor Group. Management’s Discussion and Analysis information for all periods presented herein account for eV PRODUCTS, Inc. as a discontinued operation.

Fiscal 2008 Compared to Fiscal 2007

RESULTS OF CONTINUING OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$345.3	$266.6	30%
Revenues	316.2	254.7	24%
Net earnings	65.7	38.4	71%
Diluted earnings per share	2.16	1.27	70%

The results of operations for the year ended June 30, 2008 include Pacific Rare Specialty Metals & Chemicals, Inc. (PRM) for 12 months and HIGHYAG Lasertechnologie (HIGHYAG) for six months of fiscal 2008 as this acquisition was completed in January 2008. Neither of these businesses are included in the results of continuing operations for the fiscal year ended June 30, 2007.

BOOKINGS Bookings from continuing operations increased 30% to $345.3 million in fiscal 2008 compared to $266.6 million in fiscal 2007. All of the Company’s operating segments experienced booking increases during fiscal year 2008 compared to fiscal year 2007. Numerous factors have contributed to the overall increased level of bookings including:

•

The Company’s Near-Infrared Optics segment experienced bookings growth of approximately 33% during the current fiscal year primarily due to increased bookings for the segment’s UV Filter, YAG and optics product lines. The segment has experienced increased demand for optics used in medical and cosmetic laser applications.

•	The Infrared Optics segment has continued to benefit from the proliferation of laser systems worldwide resulting in increased demand from both OEM and aftermarket customers worldwide.

•

Marlow Industries in the Compound Semiconductor Group experienced a 22% increase in bookings in fiscal year 2008 compared to fiscal 2007 due to penetration into the thermoelectric industrial markets as a result of Marlow’s competitive cost structure from its utilization of their Vietnam manufacturing base.

•	Bookings for the Company’s recent acquisitions, PRM and HIGHYAG, were approximately $35 million.

The Company’s order backlog at June 30, 2008 of $134 million has increased 30% from the backlog at June 30, 2007 as a result of strong product demands across all of the Company’s operating segments. The Company has positioned itself in fiscal year 2009 to capitalize on the increased product demands in conjunction with its increased manufacturing capacity and capabilities addressed during fiscal years 2008 and 2007 at our worldwide production plants.

REVENUES Revenues from continuing operations increased 24% to $316.2 million in fiscal 2008 compared to $254.7 million in fiscal 2007. Revenue increased in fiscal year 2008 over fiscal year 2007 in all of the Company’s operating units in correlation with the strong bookings performance in fiscal year 2008. The Company’s Marlow operating unit contributed to this increase, with revenue increases of 22% in fiscal year 2008 over fiscal year 2007 driven by growing worldwide product acceptance. The Company has also benefited in fiscal year 2008 from strong product demand in the Company’s Infrared Optics segment as the result of increased market share in peripheral and beam-steering optics for via-hole drilling of microelectronics for handheld consumer electronics. Revenues for the Company’s recent acquisitions, PRM and HIGHYAG, were approximately $25 million in fiscal 2008.

NET EARNINGS Net earnings for continuing operations increased 71% in fiscal 2008 to $65.7 million ($2.16 per share-diluted) from $38.4 million ($1.27 per share-diluted) in fiscal 2007. During fiscal 2008, the Company sold its equity interest in a Canadian company, 5NPlus, Inc., for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share-diluted. In addition to the gain on the sale of 5NPlus, the increase in net earnings were attributable to other factors including increased margins recognized on higher revenues recorded across the Company’s operating segments, improved operational improvements in the Military and Materials segment relating to higher production yields and lower scrap expense, increased utilization of the Company’s Vietnam manufacturing base which operates at a reduced cost structure and lower interest expense relating to the Company’s lower borrowing base. The acquisition of PRM also favorably impacted net earnings during fiscal 2008.

SEGMENTS Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings excludes certain operational expenses included in other expense – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See also Note M to the Company’s Consolidated Financial Statements for further information on the Company’s reportable segments.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$161.7	$134.6	20%
Revenues	151.9	132.8	14%
Segment earnings	36.2	35.7	1%

The Company’s Infrared Optics segment includes the combined operations of II-VI Infrared and HIGHYAG. The results of operations include HIGHYAG for six months of fiscal 2008 as this acquisition was completed in January 2008.

Bookings for fiscal 2008 for Infrared Optics increased 20% to $161.7 million from $134.6 million in fiscal 2007. The increase in bookings for fiscal 2008 compared to fiscal year 2007 was primarily driven by increased growth and utilization in the CO2 laser markets as more lasers are introduced into the world’s economy. This growth has led to increased worldwide demand of the segment’s product offerings. In particular, the segment experienced increased orders from Asian OEM’s in Japan and China. In addition, the segment is continually benefiting from increased requirements for replacement optics from aftermarket customers due to increased utilization of lasers in the workplace.

Revenues for fiscal 2008 for Infrared Optics increased 14% to $151.9 million from $132.8 million in fiscal 2007. The increase in revenues for fiscal 2008 compared to the same period last fiscal year was driven by increased product demand from both OEM and aftermarket customers. The segment continues to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to capture developing new markets and new laser applications.

Segment earnings for fiscal 2008 increased 1% to $36.2 million compared to $35.7 million in fiscal 2007. Segment earnings increased for fiscal 2008 compared to the same period last fiscal year but not at a comparable rate of the growth in revenues. The rate of earnings growth was impacted by yield and production capacity limitations in the segment’s material production operations. The segment has been addressing these issues over the last two fiscal years and management believes they have substantially identified and corrected the issues that impacted yields. During fiscal 2008, the segment has added additional furnaces into the manufacturing process to help address the capacity and yield challenges. The Company believes the added material capacity will help address the segment’s increased product demand and help improve profitability in fiscal 2009.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$65.9	$49.5	33%
Revenues	58.7	50.3	17%
Segment earnings	11.9	6.8	75%

Bookings for fiscal 2008 for Near-Infrared Optics increased 33% to $65.9 million from $49.5 million in fiscal 2007. The increase in bookings for fiscal 2008 compared to the same period last fiscal year was the result of approximately $8.4 million of increased orders for the segment’s UV Filter assemblies. In addition, the segment experienced strong product orders during the current fiscal year for their YAG and optics product lines for use in medical and cosmetic laser applications including laser eye surgery.

Revenues for fiscal 2008 for Near-Infrared Optics increased 17% to $58.7 million compared to $50.3 million in fiscal 2007. The increase in revenues for fiscal 2008 compared to the same period last year were primarily related to increased volume of shipments of UV Filter assemblies based upon the customer’s scheduled requirements. In addition, the segment has recognized increased revenues from its YAG and optics product lines relating to medical and cosmetic laser applications. The Company is anticipating a slow-down of UV Filter requirements in fiscal year 2009 and has been adjusting its production operations in anticipation of this event.

Segment earnings for fiscal 2008 increased 75% to $11.9 million from $6.8 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 compared to the same period last fiscal year was primarily due to increased margins recognized on the additional sales volume attributed to the UV Filter product line. In addition, the Company has increased its utilization of its Vietnam manufacturing base which operates under a reduced cost structure.

Military & Materials (millions)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$61.9	$30.3	104%
Revenues	50.5	27.1	86%
Segment earnings	7.1	2.5	180%

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (EEO) and PRM. The results of operations include PRM for fiscal 2008 only as this acquisition was completed June 26, 2007.

Bookings for fiscal 2008 for Military & Materials increased 104% to $61.9 million from $30.3 million in fiscal 2007. Included in bookings for fiscal 2008 were approximately $29 million from PRM. Excluding PRM, bookings increased in the current fiscal year compared to the same period last fiscal year due to increased orders of sapphire window shrouds for the Sniper Advanced Targeting Pod which is flown on the F-15 and F-16 fighter aircrafts.

Revenues for fiscal 2008 for Military & Materials increased 86% to $50.5 million compared to $27.1 million in fiscal 2007. Included in revenues for fiscal 2008 were approximately $20 million from PRM. Excluding PRM, revenues increased in the current fiscal year compared to the same period last fiscal year due to increased orders of sapphire window shrouds for the Sniper Advanced Targeting Pod and increased contract revenue associated with the System Design and Development contract for sapphire window panels for the Joint Strike Fighter Electro Optical Targeting System.

Segment earnings for fiscal 2008 increased 180% to $7.1 million from $2.5 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 compared to fiscal 2007 was primarily driven by continued operational improvements at EEO resulting in increased manufacturing yields and lower scrap and rework costs and a product mix focusing on higher margin products. In addition, segment earnings for fiscal year 2008 were favorably impacted by the earnings of PRM.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$55.8	$52.2	7%
Revenues	55.1	44.6	24%
Segment earnings	6.5	4.0	65%

The Compound Semiconductor Group includes the combined operations of Marlow Industries, the Wide Bandgap Group (WBG) and the Worldwide Materials Group (WMG).

Bookings for fiscal 2008 from these operations increased 7% to $55.8 million as compared to $52.2 million in fiscal 2007. The increase in bookings in the current fiscal year compared to the same period last fiscal year was primarily due to Marlow which recorded a 22% increase in bookings over fiscal 2007 amounts. This increase was primarily attributed to increased product demands from industrial customers due to Marlow’s competitive cost structure resulting from the utilization of its Vietnam manufacturing base. The increase in bookings for the segment was offset by a decrease in bookings from the segment’s WBG Group resulting from less government contract bookings in fiscal 2008 as compared to fiscal 2007.

Revenues for fiscal 2008 from these operations increased 24% to $55.1 million compared to $44.6 million in fiscal 2007. The increase in revenues in the current fiscal year compared to last fiscal year was due to increased shipments by the Marlow and WBG businesses. During fiscal 2008, WBG has benefited from increased commercial acceptance of its product offerings as they continue to improve manufacturing yields on larger diameter SiC crystal products. The yield improvements have translated into higher shipments and longer-term purchasing commitments from the Group’s customer base. Marlow’s revenue increase was due to continued worldwide product acceptance in the industrial, defense and medical markets.

Segment earnings for fiscal 2008 from these operations of $6.5 million increased 65% from the segment earnings of $4.0 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 was a combination of increased margins recognized on the incremental sales volume as well as increased utilization of Marlow’s Vietnam manufacturing facility contributing to lower manufacturing costs.

Costs and Expenses

Manufacturing gross margin, which is defined as net domestic and international revenues less cost of goods sold, for fiscal 2008 was $127.4 million or 42% of revenues compared to $105.3 million or 43% of revenues in fiscal 2007. The decrease in manufacturing gross margins for fiscal 2008 compared to last fiscal year was primarily attributed to the impact of the Company’s recent acquisitions, PRM and HIGHYAG, which have lower gross margins in comparison to the Company’s historical margins. In addition, the margin was also negatively impacted by yield and capacity challenges in the Company’s Infrared Optics segment. The Infrared Optics segment has added additional material growth capacity and the Company believes the margins will improve in fiscal year 2009.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for fiscal 2008 was $2.8 million or 23% revenues compared to a gross margin of $2.9 million or 26% of revenues for fiscal 2007. Contract revenues increased approximately $1.1 million in fiscal 2008 compared to the same period last fiscal year due to increased contract activity in the Military and Materials and Compound Semiconductor segments. Contract gross margin was negatively impacted in fiscal 2008 primarily due to change in the mix of contracts compared to the prior fiscal year. The contract research and development revenues and costs are a result of development efforts in the Compound Semiconductor, Near-Infrared Optics and the Military segments. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2008 were $7.7 million or 2% of total revenues compared to $5.8 million or 2% of total revenues, for fiscal 2007. The dollar increase in internal research and development expense during fiscal 2008 compared to the last fiscal year was due to increased internal research and development in the Company’s Compound Semiconductor Group and the Military and Materials segment. The Compound Semiconductor Group segment has focused their internal research and development in the areas of material growth, yield improvements and quality control processes. The Military and Materials segment has focused on increased military research and development activities.

Selling, general and administrative expenses for fiscal 2008 were $60.8 million or 19% of total revenues compared to $53.4 million or 21% of total revenues for fiscal 2007. The decrease in selling, general and administrative expenses as a percentage of revenues in fiscal 2008 compared to fiscal 2007 was primarily due to the inclusion of PRM’s financial results for fiscal 2008. The inclusion of PRM has lowered this metric due to the historical lower overhead requirements of this operation compared to the Company’s historical selling, general and administrative expense percentage. The increase in selling, general and administrative costs compared to the same period last fiscal year was primarily driven by an increase in the Company’s employment levels and other administrative costs to support the increased sales volume.

Interest expense for fiscal 2008 was $0.2 million compared to $1.0 million for fiscal 2007. The decrease in interest expense for the current fiscal year as compared to the last fiscal year was due to the reduction in the Company’s outstanding debt levels between these two periods.

Other income for fiscal 2008 was approximately $2.7 million and was consistent with other income in fiscal 2007. Other income for both fiscal years 2008 and 2007 consists primarily of foreign currency gains realized from the depreciation of the U.S. dollar against the Company’s foreign currencies as well as interest income earned on the Company’s cash reserves.

During fiscal year 2008, the Company sold its equity interest in 5NPlus, for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million.

The Company’s effective income tax rate for fiscal 2008 was 27.5% compared to the income tax rate for fiscal 2007 of 24.2%. The higher tax rate for the current fiscal year compared to the prior fiscal year is primarily due to the income taxes on the gain from the sale of 5NPlus equity investment. Excluding the income taxes on the gain from the sale of the 5NPlus equity investment, the effective income tax rate for fiscal 2008 was approximately 22%. The decrease in the adjusted effective tax rate in fiscal 2008 compared to fiscal 2007 was primarily due to higher earnings in fiscal 2008 in lower tax foreign jurisdictions.

Discontinued Operation

The Company intends to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Results for the year ended June 30, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. Losses from discontinued operation for the years ended June 30, 2008 and 2007 were $1.4 million and $0.5 million, respectively.

Fiscal 2007 Compared to Fiscal 2006

RESULTS OF CONTINUING OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$266.6	$235.3	13%
Revenues	254.7	223.6	14%
Net earnings	38.4	11.1	247%
Diluted earnings per share	1.27	0.37	243%

BOOKINGS Bookings increased 13% to $266.6 million in fiscal 2007 compared to $235.3 million in fiscal 2006. Order backlog increased to $103.4 million at June 30, 2007 and included backlog of $11.7 million from the acquisition of PRM. Several factors contributed to the increase in bookings in all segments of the Company during fiscal 2007, in particular:

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

REVENUES Revenues increased 14% to $254.7 million in fiscal 2007 compared to $223.6 million in fiscal 2006. Revenues grew in fiscal 2007 over fiscal 2006 in the majority of the Company’s business segments in line with the strong order bookings experienced in the markets that the Company serves. The Company’s Near-Infrared Optics segment led this increase, with revenue increases of 48% in fiscal 2007 over fiscal 2006. This segment’s UV Filter product line has significantly increased shipments during the current fiscal year and has successfully ramped-up its capacity to meet a customer’s continued higher demands. Strong demand from laser system builders particularly in Japan and North America for products of our Infrared Optics segment resulted in increased shipments during fiscal 2007 over fiscal 2006.

NET EARNINGS Net earnings increased 247% in fiscal 2007 to $38.4 million ($1.27 per share-diluted) from $11.1 million ($0.37 per share-diluted) in fiscal 2006. Net earnings for the year ended June 30, 2006 included a non-cash goodwill impairment charge of $17.6 million ($0.59 per share-diluted). All of the Company’s business segments experienced improved net earnings in fiscal 2007 over fiscal 2006. In particular, productivity improvements, increased yields and lower rework costs resulted in the most significant earnings improvement in our Military & Materials business segment. The Company’s continued ability to control costs and improve productivity yields in most of the Company’s segments also contributed to the improved net earnings. The increase in net earnings in the Company’s Infrared Optics segment lagged behind the Company’s other business segments earnings gains due to certain process and capacity challenges in the segment’s material growth area. Finally, net earnings were improved due to a generation of income from more foreign sources which is taxed at a lower rate. The favorable mix of foreign versus domestic profits in fiscal 2007 over fiscal 2006 resulted in an overall decrease in the worldwide effective tax rate.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$134.6	$122.2	10%
Revenues	132.8	120.4	10%
Segment earnings	35.7	34.5	3%

Bookings for fiscal 2007 for Infrared Optics increased 10% to $134.6 million from $122.2 million in fiscal 2006. Builders of high and low power lasers and systems continue to demand optical components for the expanding worldwide base of laser systems. Infrared optics orders to customers in China experienced exceptional growth in fiscal 2007, more than doubling over the last fiscal year. Bookings from each of our European sales offices in fiscal 2007 exceeded the order bookings in fiscal 2006. In addition, the segment benefited from increased requirements of replacement optics from aftermarket customers as more laser systems are being deployed in more applications. The increases in bookings for optics were partially offset by the segment’s decrease of approximately $5 million of zinc-based material bookings in fiscal 2007 compared to the same period last fiscal year as a result of zinc material and capacity constraints.

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

Military & Materials (millions)

	Year Ended June 30,		% Increase/ (Decrease)
	2007	2006
Bookings	$30.3	$27.5	10%
Revenues	27.1	29.4	(8)%
Segment earnings (loss)	2.5	(17.5)	N/A

The above operating results for the Military & Materials segment for the years ended June 30, 2007 and 2006 do not include PRM as this acquisition did not occur until June 26, 2007.

Bookings for fiscal 2007 for Military & Materials increased 10% to $30.3 million from $27.5 million in fiscal 2006. The increase in bookings for fiscal 2007 as compared to the same period last year was the result of attaining sole-source or leading provider-source status with our defense program customers. Significant bookings were received to supply infrared windows and other related products for both the Arrowhead and Apache defense related programs.

Revenues for fiscal 2007 for Military & Materials decreased 8% to $27.1 million compared to $29.4 million in fiscal 2006. The decrease in revenues for fiscal 2007 compared to the same period last fiscal year was primarily due to completion of the segment’s Javelin missile dome product line in fiscal year 2007 as well as delayed shipments of customer supplied components for the ATP Sniper targeting pod. For fiscal 2007, the Military & Materials segment focused efforts on manufacturing improvements, reducing scrap loss and increasing existing customer confidence on core product lines rather than emphasizing revenues growth. The impact of this strategy in fiscal 2007 resulted in improved quality and on-time delivery to the customer and improved profitability.

Segment earnings for fiscal 2007 increased to $2.5 million from a segment loss of $17.5 million in fiscal 2006. The improvement in segment earnings for fiscal 2007 compared to the same period last fiscal year was driven by increased manufacturing yields resulting in lower scrap and rework costs, certain productivity improvements in selected operational departments and a favorable product mix towards higher margin products. The improvement in profitability was the result of a focused effort on process improvements to lower production costs on the segment’s major product lines. In fiscal 2006, the segment’s goodwill was determined to be impaired based upon the completion of the annual goodwill impairment analysis resulting in a goodwill impairment charge of $17.6 million.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2007	2006
Bookings	$52.2	$43.8	19%
Revenues	44.6	39.9	12%
Segment earnings	4.0	2.5	60%

The Compound Semiconductor Group includes the combined operations of Marlow, the WBG Group and the WMG group.

Bookings for fiscal 2007 from these operations increased 19% to $52.2 million as compared to $43.8 million in fiscal 2006. The increase in bookings for fiscal 2007 was the result of order growth by all of the segment’s businesses. The Compound Semiconductor Group’s WBG business saw the highest year over year percentage increase winning contract orders focusing on further development and manufacturing capability of three inch, 4H substrates to service the power electronics industry. The Compound Semiconductor Group’s Marlow bookings increase was primarily driven by the receipt of several large defense orders and stronger demand in the medical product related market.

Revenues for fiscal 2007 from these operations increased 12% to $44.6 million compared to $39.9 million in fiscal 2006. The increase in revenues for fiscal 2007 was primarily driven by the increased shipments by the WBG and Marlow businesses. Fiscal 2007 saw increased demand for SiC crystal products manufactured by WBG, resulting in higher shipments and a more uniform factory loading as customers provided improved visibility by committing to longer-term purchasing agreements.

Segment earnings for fiscal 2007 of $4.0 million increased 60% from the segment earnings of $2.5 million in fiscal 2006. The improvement in segment earnings for fiscal 2007 was primarily due to increased margins recognized on the incremental sales volume as well as increased production capacity and capabilities at Marlow’s Vietnam manufacturing facility, which has resulted in the lowering of Marlow’s worldwide production cost structure. Additionally, internal research and development expenses decreased approximately 14% during the current fiscal year as compared to last fiscal year due to a higher rate of internal use of personnel to support increased external contract activities. Lastly, segment earnings improvements were realized as investments in infrastructure, capital equipment and human resources made steady progress at the WBG production facility in Mississippi.

Costs and Expenses

The following costs and expenses for the year ended June 30, 2007 do not include PRM as this acquisition did not occur until June 26, 2007.

Manufacturing gross margin, which is defined as net domestic and international revenues less cost of goods sold, for fiscal 2007 was $105.3 million or 43% of revenues compared to $89.1 million or 41% of revenues in fiscal 2006. The improvement in gross margin during fiscal 2007 was attributed to several factors. Operational improvements resulting in increased gross margins of approximately 75% in the Military and Materials segment resulted from productivity and yield improvements, lower scrap and rework costs, and a more profitable product mix. The increased utilization of Vietnam manufacturing for both the Compound Semiconductor Group and Near-Infrared Optics segments has lowered worldwide cost structures. Additionally, incremental margins resulting from the increased volume of shipments from the majority of the Company’s businesses have also impacted gross margins favorably. The increase in the gross margin was partially offset by yield and production capacity challenges relating to the Infrared Optics segment’s material production operations.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for fiscal 2007 was $2.9 million or 26% of revenues compared to a gross margin of $2.3 million or 26% of revenues, for fiscal 2006. The contract research and development revenues and costs are a result of development efforts in the Compound Semiconductor, Near-Infrared Optics and the Military segments. Contract research and development gross margin is a result of a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2007 were $5.8 million or 2% of total revenues compared to $5.9 million or 3% of total revenues for fiscal 2006. The decrease in internal research and development expenses during fiscal 2007 was due to a higher rate of internal use of personnel from the Compound Semiconductor Group allocated in support of increased external contract activities.

Selling, general and administrative expenses for fiscal 2007 were $53.4 million or 21% of total revenues compared to $46.3 million or 21% of total revenues for fiscal 2006. The increase in selling, general and administrative costs compared to the same periods last fiscal year was primarily driven by an increase in the Company’s employment levels and other administrative costs to support the increased sales volume.

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

Other income for fiscal 2007 was approximately $2.7 million compared to other income of $2.1 million in fiscal 2006. The fiscal year over year increase was primarily due to increased earnings recognized from the equity investment in 5NPlus. In addition, the increase was also attributed to increased interest income earned from the Company’s cash reserves.

The Company’s effective income tax rate for fiscal 2007 was 24.2% compared to the income tax rate for fiscal 2006 of 49.2%. The significant decrease in the effective tax rate for fiscal 2007 was primarily due to a goodwill impairment charge in fiscal 2006 for which there was no tax benefit. In addition, the generation of income from more foreign sources which is taxed at a lower rate also decreased the effective tax rate in fiscal 2007 compared to fiscal 2006.

Discontinued Operation

The Company intends to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Results for the year ended June 30, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. Losses from discontinued operation for the years ended June 30, 2007 and 2006 were $0.5 million and $0.3 million, respectively.

SEASONALITY

Due to our customers’ buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September could be below those in the preceding quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of cash has been provided through operations and long-term borrowings. Other sources of cash include proceeds received from the exercise of stock options and sale of equity investment. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2008	2007
Net cash provided by continuing operating activities	$45.5	$44.7
Proceeds from sale of equity investment	30.2	—
Proceeds from exercise of stock options	3.8	3.3
Additions to property, plant and equipment	(17.9)	(19.4)
Net payments on debt obligations	(11.7)	(16.0)
Purchases of treasury stock	(5.9)	(0.5)
Purchases of businesses, net of cash acquired	(2.4)	(4.7)
Investment in unconsolidated business	—	(3.6)

In fiscal 2008, cash provided by operating activities from continuing operations was $45.5 million. The increase in cash from continuing operations was driven by the Company’s net earnings of $64.3 million, depreciation and amortization expense of $15.5 million, share-based compensation expense of $4.0 million and, an increase in accrued other current liabilities and other operating net assets of $5.5 million. The increase in cash was offset by the gain on sale of equity investment of $26.5 million, an increase in inventories of $7.2 million and accounts receivable of $6.5 million, and a use of cash for excess tax benefits from share-based compensation of $4.1 million.

Net cash provided by investing activities from continuing operations during fiscal 2008 was $7.1 million. The increase in cash from investing activities from continuing operations was from proceeds from the sale of the Company’s equity investment of $30.2 million offset by $17.9 million for the Company’s purchase of property plant and equipment expenditures, $2.4 million for purchases of businesses net of cash acquired and a $3.0 million investment in marketable securities.

Net cash used in financing activities during the fiscal 2008 was $9.7 million and included long-term net debt payments of $11.7 million and purchases of treasury stock of $5.9 million. Net cash used in financing activities was offset by $3.8 million of proceeds from the exercise of stock options and $4.1 million of cash provided by excess tax benefits from share-based compensation.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings was 4.2% and 6.0% for the fiscal years ended June 30, 2008 and 2007, respectively. The Company had available $59.3 million and $47.8 million under its line of credit as of June 30, 2008 and 2007, respectively.

On May 18, 2005, the Board of Directors had authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2008, the Company completed its repurchase program. During this program, the Company purchased 500,000 shares of its Common Stock for $11.8 million.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	Year Ended June 30,
	2008	2007
Cash and cash equivalents	$69.8	$32.6
Additional borrowing capacity under existing credit facility	59.3	47.8
Total debt obligations	3.8	15.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal growth for fiscal 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s off-balance sheet arrangements include the Operating Lease Obligations and the Purchase Obligations disclosed in the contractual obligations table below as well as letters of credit as discussed in Note H to the Company’s Consolidated Financial Statements. The Company enters into these off-balance sheet arrangements to acquire goods and services used in its business.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$3,791	$—	$—	$3,791	$—
Interest Payments(1)	133	39	79	15	—
Capital Lease Obligations	13	13	—	—	—
Operating Lease Obligations(2)	21,420	2,886	4,385	2,142	12,007
Purchase Obligations(3)	17,610	12,405	3,785	1,421	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$42,967	$15,343	$8,249	$7,369	$12,007

(1)	Variable rate interest obligations are based on the interest rate in effect at June 30, 2008.

(2)	Includes obligations for the use of two parcels of land related to Pacific Rare Specialty Metals & Chemicals, Inc. (PRM). The lease obligations extend through years 2039 and 2056.
(3)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s recent acquisitions of PRM and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at June 30, 2008 which are excluded from the above table are $7.5 million. The Company is not able to reasonably estimate how the liability will increase or decrease over time.

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

In addition, the Company has transactions denominated in Euros and Pounds Sterling. As a result of the Company’s hedging activities discussed below, changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal 2008.

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

The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have had an immaterial impact to interest expense and a 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $2.5 million to an increase of approximately $2.7 million for the year ended June 30, 2008.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and Pacific Rare Specialty Metals & Chemicals, Inc., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency gains (losses) were $1.0 million, $(0.1) million and $0.1 million for the years ended June 30, 2008, 2007 and 2006, respectively.

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

Interest Rate Risks

As of June 30, 2008, the total borrowings of $3.8 million was from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have a material impact for the fiscal year ended June 30, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2008, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Ernst & Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting as of June 30, 2008. Their report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated:

We have audited II-VI Incorporated’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). II-VI Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, II-VI Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of II-VI Incorporated and Subsidiaries as of June 30, 2008, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for the year then ended of II-VI Incorporated and our report dated August 26, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated:

We have audited the accompanying consolidated balance sheet of II-VI Incorporated as of June 30, 2008, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for the year then ended. Our audit also included the schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of II-VI Incorporated and Subsidiaries at June 30, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note I to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), II-VI Incorporated’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of II-VI Incorporated and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income and cash flows for the years ended June 30, 2007 and 2006. Our audits also included the financial information for the years ended June 30, 2007 and 2006 included in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial information for the years ended June 30, 2007 and 2006 included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, the accompanying consolidated financial statements as of June 30, 2007 and for the years ended June 30, 2007 and 2006 have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

September 10, 2007

(August 26, 2008 as to Note B)

CONSOLIDATED BALANCE SHEETS

June 30,	2008	2007
($000)
Current Assets
Cash and cash equivalents	$69,835	$32,618
Marketable securities	3,000	—
Accounts receivable – less allowance for doubtful accounts of $1,170 at June 30, 2008 and $1,121 at June 30, 2007	55,866	44,964
Inventories	69,642	57,898
Assets held-for-sale	8,229	8,004
Deferred income taxes	8,943	9,172
Prepaid and refundable income taxes	5,368	—
Prepaid and other current assets	5,386	2,313

Total Current Assets	226,269	154,969
Property, plant and equipment, net	86,331	82,666
Goodwill	26,531	24,489
Other intangible assets, net	13,268	13,920
Investments	3,665	6,982
Other assets	4,862	4,898

Total Assets	$360,926	$287,924

Current Liabilities
Accounts payable	$16,412	$13,812
Accrued salaries and wages	5,962	5,418
Accrued bonuses	10,342	7,922
Income taxes payable	—	5,494
Accrued profit sharing contribution	3,393	2,678
Other accrued liabilities	8,439	7,348
Liabilities held-for-sale	1,977	1,607
Current portion of long-term debt	—	55

Total Current Liabilities	46,525	44,334
Long-term debt	3,791	14,940
Deferred income taxes	5,210	5,502
Unrecognized tax benefits	8,842	—
Other liabilities	6,432	3,708

Total Liabilities	70,800	68,484
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized — 5,000,000 shares; none issued	—	—
Common Stock, no par value; authorized — 100,000,000 shares; issued — 32,605,504 shares at June 30, 2008 and 32,092,077 shares at June 30, 2007	81,585	68,670
Accumulated other comprehensive income	3,576	939
Retained earnings	220,325	158,287

	305,486	227,896
Treasury stock at cost, 2,727,910 shares at June 30, 2008 and 2,508,807 shares at June 30, 2007	15,360	8,456

Total Shareholder’s Equity	290,126	219,440

Total Liabilities and Shareholders’ Equity	$360,926	$287,924

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,	2008	2007	2006
($000 except per share data)
Revenues
Domestic	$154,980	$132,814	$120,945
International	148,922	110,674	93,998
Contract research and development	12,289	11,196	8,683

Total Revenues	316,191	254,684	223,626

Costs, Expenses and Other (Income) Expense
Cost of goods sold	176,541	138,212	125,883
Contract research and development	9,444	8,256	6,412
Internal research and development	7,734	5,819	5,862
Selling, general and administrative	60,810	53,443	46,317
Interest expense	242	1,007	1,790
Other income, net	(2,754)	(2,736)	(2,092)
Gain on sale of equity investment	(26,455)	—	—
Goodwill impairment charge	—	—	17,630

Total Costs, Expenses and Other Income	225,562	204,001	201,802

Earnings from Continuing Operations Before Income Taxes	90,629	50,683	21,824
Income taxes	24,936	12,241	10,735

Earnings from Continuing Operations	65,693	38,442	11,089
Loss from Discontinued Operation, Net of Income Tax Benefit	(1,425)	(476)	(295)

Net Earnings	$64,268	$37,966	$10,794

Basic Earnings Per Share:
Continuing operations	$2.21	$1.31	$0.38
Discontinued operation	$(0.05)	$(0.02)	$(0.01)
Total	$2.16	$1.29	$0.37

Diluted Earnings Per Share:
Continuing operations	$2.16	$1.27	$0.37
Discontinued operation	$(0.05)	$(0.02)	$(0.01)
Total	$2.11	$1.25	$0.36

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
($000)
Balance – July 1, 2005	31,350	$52,405	$631	$109,527	(2,149)	$(2,092)	$160,471
Shares issued under stock incentive plans	278	1,415	—	—	—	—	1,415
Net earnings	—	—	—	10,794	—	—	10,794
Purchase of treasury stock	—	—	—	—	(283)	(5,221)	(5,221)
Treasury stock in deferred compensation plan	—	—	—	—	(55)	(590)	(590)
Other comprehensive income, net of tax	—	—	111	—	—	—	111
Share-based compensation expense	—	2,407	—	—	—	—	2,407
Excess tax benefit under FAS 123(R)	—	1,204	—	—	—	—	1,204

Balance – June 30, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591
Shares issued under stock incentive plans	451	3,315	—	—	—	—	3,315
Final shares issued to acquire Laser Power Corporation	13	112	—	—	—	—	112
Net earnings	—	—	—	37,966	—	—	37,966
Purchase of treasury stock	—	—	—	—	(20)	(501)	(501)
Treasury stock in deferred compensation plan	—	—	—	—	(2)	(52)	(52)
Modification to deferred compensation plan	—	1,838	—	—	—	—	1,838
Other comprehensive income, net of tax	—	—	197	—	—	—	197
Share-based compensation expense	—	3,358	—	—	—	—	3,358
Excess tax benefit under FAS 123(R)	—	2,616	—	—	—	—	2,616

Balance – June 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440
Cumulative effect of adoption of FIN 48	—	—	—	(2,230)	—	—	(2,230)
Shares issued under stock incentive plans	514	3,764	—	—	—	—	3,764
Net earnings	—	—	—	64,268	—	—	64,268
Purchase of treasury stock	—	—	—	—	(187)	(5,865)	(5,865)
Treasury stock in deferred compensation plan	—	1,039	—	—	(32)	(1,039)	—
Other comprehensive income, net of tax	—	—	2,637	—	—	—	2,637
Share-based compensation expense	—	3,980	—	—	—	—	3,980
Excess tax benefit under FAS 123(R)	—	4,132	—	—	—	—	4,132

Balance – June 30, 2008	32,606	$81,585	$3,576	$220,325	(2,728)	$(15,360)	$290,126

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,	2008	2007	2006
($000)
Net earnings	$64,268	$37,966	$10,794
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $985, $62 and $41, respectively	2,637	197	111

Comprehensive Income	$66,905	$38,163	$10,905

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,	2008	2007	2006
	Cash Flows from Operating Activities
	Net earnings	$64,268	$37,966	$10,794
	Adjustments to reconcile net earnings to net cash provided by operating activities:
	Loss from discontinued operation, net of tax	1,425	476	295
	Depreciation	14,157	14,572	13,548
	Amortization	1,367	1,388	1,505
	Goodwill impairment charge	—	—	17,630
	Share-based compensation expense	3,980	3,358	2,407
	Gain on sale of equity investment	(26,455)	—	—
	Gain on foreign currency remeasurements and transactions	(1,089)	(524)	(683)
	Net loss on disposal of property, plant and equipment	696	46	104
	Deferred income taxes	(292)	(3,993)	(2,880)
	Excess tax benefits from share-based compensation expense	(4,132)	(2,616)	(1,204)
	Other	—	(57)	277
	Increase (decrease) in cash from changes in:
	Accounts receivable	(6,487)	(3,411)	(4,769)
	Inventories	(7,170)	(5,318)	(3,004)
	Accounts payable	234	2,475	132
	Income taxes payable	(547)	1,847	2,584
	Deferred revenue	—	(2,572)	2,229
	Accrued other current liabilities	3,183	1,538	298
	Other operating net assets	2,318	(426)	1,596

	Net cash provided by (used in) operating activities:
	Continuing operations	45,456	44,749	40,859
	Discontinued operation	460	(398)	(71)

	Net cash provided by operating activities	45,916	44,351	40,788

	Cash Flows from Investing Activities
	Proceeds from sale of equity investment	30,236	—	—
	Dividend from equity investment	366	23	23
	Proceeds from sale of property, plant and equipment	53	147	20
	Additions to property, plant and equipment	(17,855)	(19,384)	(14,539)
	Purchases of businesses, net of cash acquired	(2,387)	(4,748)	(1,678)
	Investment in unconsolidated businesses	—	(3,615)	—
	Investment in marketable securities	(3,000)	—	—
	Payment on deferred purchase price of business	(295)	—	—

	Net cash provided by (used) in investing activities:
	Continuing operations	7,118	(27,577)	(16,174)
	Discontinued operation	(1,527)	(760)	(1,080)

	Net cash provided by (used in) investing activities	5,591	(28,337)	(17,254)

	Cash Flows from Financing Activities
	Proceeds on long-term borrowings	3,000	811	—
	Payments on long-term borrowings	(14,749)	(3,750)	(3,801)
	Proceeds on short-term borrowings	—	3,500	2,500
	Payments on short-term borrowings	—	(16,554)	(12,400)
	Proceeds from exercise of stock options	3,764	3,260	1,402
	Excess tax benefits from share-based compensation expense	4,132	2,616	1,204
	Purchase of treasury stock	(5,865)	(501)	(5,221)
	Debt issuance costs	—	(106)	—

	Net cash used in financing activities	(9,718)	(10,724)	(16,316)

	Effect of exchange rate changes on cash and cash equivalents	(4,572)	443	(2,008)
	Net increase in cash and cash equivalents	37,217	5,733	5,210
	Cash and Cash Equivalents at Beginning of Period	32,618	26,885	21,675

	Cash and Cash Equivalents at End of Period	$69,835	$32,618	$26,885

Non-cash transactions:	Additions to property, plant and equipment included in accounts payable	$—	$1,363	$280
	Purchase of business included in current and non-current liabilities	$1,419	$2,800	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS II-VI Incorporated and subsidiaries (the “Company”) develop, manufacture and market products for a diversified customer base including industrial manufacturing, military and aerospace, high-power electronics and telecommunications, and thermo-electronics applications. The Company markets its products through its direct sales force and through distributors and agents.

The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of the Company’s manufacturing yields. The Company has not experienced significant production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor- supplied materials not meeting specifications for quality or purity. A significant failure of the Company’s suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on the Company’s results of operations.

On April 4, 2008, the Company announced its intention to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc., which operates as a business within the Compound Semiconductor Group business segment. Financial and operational data included herein for all periods presented reflect the presentation of eV PRODUCTS as a discontinued operation.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and Pacific Rare Specialty Metals & Chemicals, Inc., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency gains (losses) were $1.0 million, $(0.1) million and $0.1 million for the years ended June 30, 2008, 2007 and 2006, respectively.

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

CASH AND CASH EQUIVALENTS The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. We place our cash and cash equivalents with high-credit quality financial institutions and to date, we have not experienced credit losses in these instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands, Switzerland, the United Kingdom, Vietnam and the Philippines.

MARKETABLE SECURITIES Marketable securities at June 30, 2008 consist of certificates of deposits with original maturity dates of six months. The deposits are denominated in U.S. dollars and are on deposit with a commercial bank in Vietnam and accruing interest ranging from 4.0% to 4.2% per annum. The Company believes that the fair value of the marketable securities is equal to the carrying value due to the liquid nature and short-term duration of these investments.

ACCOUNTS RECEIVABLE AND WARRANTY RESERVE The Company establishes an allowance for doubtful accounts based on historical experience.

The Company factored a portion of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2008 and 2007. Factoring is done with large banks in Japan. During the years ended June 30, 2008 and 2007, $7.8 million and $6.0 million respectively, of accounts receivable had been factored. As of June 30, 2008 and 2007, $0.3 million and $0.4 million, respectively, was included in Other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse.

The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2008, 2007 and 2006.

Year Ended June 30,	2008	2007	2006
($000)
Balance – Beginning of Year	$926	$885	$907
Expense (credit) and write-offs, net	(149)	41	(22)

Balance – End of Year	$777	$926	$885

INVENTORIES Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records a slow moving inventory reserve as a charge against earnings for all products on hand more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are net of reserves totaling $2.1 million and $3.0 million at June 30, 2008 and 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost or fair market value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. The Company reviews its property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives for building, building improvements and land improvements of 10 to 20 years and 2 to 12 years for machinery and equipment.

GOODWILL The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired.

INVESTMENTS In March 2007, the Company acquired for $3.6 million a 10.2% non-controlling equity interest in Guangdong Fuxin Electronic Technology Company based in Guangdong Province, China. This investment is accounted for under the cost method of accounting.

During the year ended June 30, 2008, the Company sold its entire 36% equity investment in 5NPlus, Inc., a Canadian company and supplier to the Company, for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. At June 30, 2008 and 2007, the Company had an outstanding note receivable of approximately $0.3 million from equipment and supply agreements with this supplier. For the years ended June 30, 2008, 2007 and 2006, the Company purchased $1.1 million, $1.4 million and $1.2 million, respectively, of raw materials from 5NPlus. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.7 million, $0.9 million and $0.2 million for the years ended June 30 2008, 2007 and 2006, respectively.

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

INCOME TAXES Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109” as of July 1, 2007. FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return in accordance with Statement 109, “Accounting for Income Taxes.” This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Under FIN 48, the Company classifies interest and penalties as an element of income tax expense.

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

SHIPPING AND HANDLING COSTS Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were $0.6 million, $0.3 million and $0.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

SHARE-BASED COMPENSATION The Company adopted SFAS No. 123 (revised 2004), (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accountings Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

The Company elected the modified retrospective transition method for adopting SFAS 123(R). Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize share-based compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.

Under the provisions of SFAS 123(R), the Company recorded $4.0 million, $3.4 million and $2.4 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the fiscal years ended June 30, 2008, 2007 and 2006, the weighted-average fair value of options granted under the stock option plan was $13.31, $14.62 and $10.96, respectively, per option using the following assumptions:

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Risk free interest rate	3.79%	5.14%	4.52%
Expected volatility	39%	56%	59%
Expected life of options	5.86 years	6.89 years	6.39 years
Dividend yield	none	none	none

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 22%. Under the provisions of SFAS 123(R), the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of expense in future periods if the actual forfeitures are higher than estimated.

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

The Company recorded these contracts with a notional amount of approximately $8.1 million and $5.4 million as of June 30, 2008 and 2007, respectively, which approximated the fair value of these contracts on the statement of financial position. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts for the years ended June 30, 2008 and 2007 was insignificant.

WORKERS’ COMPENSATION The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.4 million per occurrence and $1.0 million in the aggregate per policy year. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $3.6 million and $0.9 million, net of income taxes of $1.3 million and $0.3 million, as of June 30, 2008 and 2007, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS EXCLUDING DERIVATIVE INSTRUMENTS The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash, Cash Equivalents and Marketable Securities The carrying amount approximates fair value because of their short maturities.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which requires enhanced disclosure on the effect of derivatives on a company’s financial statements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this statement.

RECLASSIFICATIONS Certain amounts from prior years have been reclassified to conform to the 2008 presentation primarily to reflect eV PRODUCTS as a discontinued operation.

Note B DISCONTINUED OPERATION

On April 4, 2008 the Company announced its intention to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc.

eV PRODUCTS was previously reported as a business within the Compound Semiconductor Group segment. Because the Company intends to sell the division, the assets and liabilities of the eV PRODUCTS business are now reported separately as held-for-sale on the Consolidated Balance Sheets. Prior periods have been restated to present this business on a discontinued operation basis. The revenue and loss before income taxes for eV PRODUCTS included in discontinued operation are as follows:

Year Ended June 30,	2008	2007	2006
($000)
Revenues	$7,202	$8,511	$8,899
Loss before income taxes	$(2,321)	$(776)	$(489)

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

Pacific Rare Specialty Metals & Chemicals, Inc.

In June 2007, the Company acquired substantially all the outstanding shares of Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) for approximately $6.6 million net of cash acquired of $1.5 million and including transaction costs of approximately $0.2 million. As of June 30, 2008, $2.8 million of the purchase price remains unpaid to the selling shareholders and is expected to be paid no later than the fiscal year ending June 30, 2009 in accordance with the provisions of the purchase agreement. The financial results of PRM were not included in the Consolidated Statements of Earnings for the year ended June 30, 2007 as the transaction was completed on June 26, 2007.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$1,663
Inventories	5,284
Prepaid and other current assets	180
Property, plant and equipment	1,908
Deferred income taxes	160
Other assets	72

Total assets acquired	$9,267

Liabilities
Accounts payable	$1,185
Other accrued liabilities	561
Other liabilities	911

Total liabilities assumed	$2,657

Net assets acquired	$6,610

HIGHYAG Lasertechnologie GmbH

In January 2008, the Company acquired a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH (HIGHYAG) for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. The financial results of HIGHYAG are included for the six months ended June 30, 2008 in the Consolidated Statements of Earnings.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. Fixed and contingent payments are due for the remaining purchase price and are estimated to be approximately $2.5 million and will be paid in Euros. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$2,205
Inventories	2,259
Prepaid and other current assets	57
Property, plant and equipment	702
Intangible assets	493
Goodwill	1,580
Other assets	125

Total assets acquired	$7,421

Liabilities
Accounts payable	$289
Other accrued liabilities	1,292
Other liabilities	1,416
Deferred income taxes	152
Minority interest	466

Total liabilities assumed	$3,615

Net assets acquired	$3,806

Note D CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,	2008	2007
($000)
Billed
Completed Contracts	$127	$187
Contracts in Progress	549	832

	676	1,019
Unbilled	1,526	2,850

	$2,202	$3,869

Note E INVENTORIES

The components of inventories were as follows:

June 30,	2008	2007
($000)
Raw materials	$22,510	$14,933
Work in process	23,467	17,521
Finished goods	23,665	25,444

	$69,642	$57,898

Note F PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost or valuation consist of the following:

June 30,	2008	2007
($000)
Land and land improvements	$1,968	$1,942
Buildings and improvements	50,914	48,202
Machinery and equipment	118,900	104,688
Construction in progress	8,612	9,578

	180,394	164,410
Less accumulated depreciation	(94,063)	(81,744)

	$86,331	$82,666

Depreciation expense was $14.2 million, $14.6 million and $13.5 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Capitalized interest expense associated with the construction of buildings and improvements was $0.1 million for the years ended June 30, 2008, 2007 and 2006.

Note G GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill are as follows:

Year Ended June 30,	2008	2007
($000)
Balance – Beginning of Year	$24,489	$23,293
Goodwill acquired – HIGHYAG Lasertechnologie GmbH	1,580	—
Goodwill acquired – Marlow Industries, Inc.	—	295
Goodwill acquired – II-VI Suisse	—	813
Foreign currency translation	462	88

Balance – End of Year	$26,531	$24,489

In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. During the fourth quarter of fiscal 2008 and 2007, the Company conducted its annual impairment tests of its reporting units utilizing the discounted cash flow approach. Based on the results of these analyses, the Company’s goodwill of $26.5 million as of June 30, 2008 and $24.5 million as of June 30, 2007 was not impaired.

During the fourth quarter of fiscal 2006, the results of these impairment tests indicated that the Company’s Exotic Electro-Optics reporting unit was impaired. The Company recorded approximately $17.6 million of goodwill impairment charges in the Consolidated Statements of Earnings associated with the goodwill of Exotic Electro-Optics for the year ended June 30, 2006.

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

In connection with the remaining 25% acquisition of II-VI Suisse in January 2007, the Company recorded the excess purchase price over the net assets of the business acquired in the accompanying Consolidated Balance Sheets based on the purchase price allocation.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2008 and 2007 were as follows:

	June 30, 2008			June 30, 2007
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,284	$(2,927)	$3,357	$5,756	$(2,332)	$3,424
Trademark	7,491	(590)	6,901	7,491	(516)	6,975
Customer Lists	6,338	(3,343)	2,995	5,961	(2,561)	3,400
Other	1,391	(1,376)	15	1,378	(1,257)	121

Total	$21,504	$(8,236)	$13,268	$20,586	$(6,666)	$13,920

Amortization expense recorded on the intangible assets for the years ended June 30, 2008, 2007 and 2006 was $1.4 million, $1.4 million and $1.5 million, respectively. In connection with the acquisition of HIGHYAG, the Company completed its valuation of certain identifiable intangible assets in accordance with SFAS No. 141 during the year and June 30, 2008. The Company recognized approximately $0.5 million of patents as a result of the valuation. The patents are amortized over their estimated useful lives ranging from twelve years to seventeen years. In fiscal 2005, in connection with the acquisition of Marlow, the Company acquired a trade name with an indefinite life. The carrying amount of $6.0 million is not amortized but tested annually for impairment. The Company completed its impairment test of the acquired trade name with an indefinite life in the fourth quarter of fiscal 2008. Based on the results of the test, the trade name was not impaired at June 30, 2008. Included in the gross carrying amount and accumulated amortization of the Company’s customer list component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2009	$1,206
2010	1,271
2011	1,264
2012	1,209
2013	869

Note H DEBT

The components of debt were as follows:

June 30	2008	2007
($000’s)
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$—	$11,500
Pennsylvania Industrial Development Authority (PIDA) term note, interest at 3.00%	—	250
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,791	3,245

Total debt	3,791	14,995
Current portion of long-term debt	—	(55)

Long-term debt	$3,791	$14,940

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The weighted average interest rate of borrowings was 4.2% and 6.0% for the years ended June 30, 2008 and 2007, respectively. The Company had available $59.3 million and $47.8 million under its lines of credit as of June 30, 2008 and 2007, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. At June 30, 2008 and 2007, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through June 2012. At June 30, 2008 and 2007, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 1.03% at June 30, 2008 and 0.73% at June 30, 2007.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2008 and 2007. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% at June 30, 2008 and 5.3% at June 30, 2007. At June 30, 2008 and 2007 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
($000)
2009	$—
2010	—
2011	—
2012	3,791
2013	—

Interest and commitment fees paid during the years ended June 30, 2008, 2007 and 2006 totaled approximately $0.3 million, $1.4 million and $1.6 million, respectively.

Note I INCOME TAXES

The components of income tax expense from continuing operations were as follows:

Year Ended June 30,	2008	2007	2006
($000)
Current:
Federal	$19,858	$11,812	$9,830
State	1,693	936	971
Foreign	3,677	3,486	2,814

Total Current	$25,228	$16,234	$13,615

Deferred:
Federal	$(609)	$(3,302)	$(2,492)
State	21	(340)	(120)
Foreign	296	(351)	(268)

Total Deferred	$(292)	$(3,993)	$(2,880)

Total Income Tax Expense	$24,936	$12,241	$10,735

Principal items comprising deferred income taxes were as follows:

June 30,	2008	2007
($000)
Deferred income tax assets and (liabilities) – current
Inventory capitalization	$5,131	$5,846
Non-deductible accruals	826	855
Accrued employee benefits	2,790	2,566
Other	196	(95)

Deferred income taxes – current	$8,943	$9,172

Deferred income tax assets and (liabilities) – long-term
Prepaid taxes	$994	$523
Net-operating loss and credit carryforwards	1,358	1,095
Share-based compensation expense	3,966	3,305
Valuation allowance	(2,179)	(1,453)

Deferred income tax asset – long-term	$4,139	$3,470

Tax over book accumulated depreciation	$(5,334)	$(4,647)
Intangible assets	(4,015)	(4,214)
Other	—	(111)

Deferred income tax liability – long-term	$(9,349)	$(8,972)

Net deferred income taxes – long-term	$(5,210)	$(5,502)

The reconciliation of income tax expense from continuing operations at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2008	%	2007	%	2006	%
($000)
Taxes at statutory rate	$31,803	35	$17,739	35	$7,638	35
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	1,091	1	346	1	567	3
Extraterritorial income exclusion	—	—	(413)	(1)	(853)	(4)
Taxes on non U.S. earnings	(8,411)	(9)	(4,826)	(10)	(4,074)	(19)
Goodwill impairment charge	—	—	—	—	6,171	29
Section 965 dividend repatriation	—	—	—	—	305	1
Other	453	1	(605)	(1)	981	4

	$24,936	28	$12,241	24	$10,735	49

During the years ended June 30, 2008, 2007, and 2006, cash paid by the Company for income taxes was $24.6 million, $13.9 million, and $10.8 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2008, 2007 and 2006 were $36.0 million, $23.2 million and $18.1 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the U.S. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $32.0 million and $18.3 million would have been required as of June 30, 2008 and 2007, respectively.

It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries beyond the repatriated amount; therefore, no provision has been made for future income taxes on the undistributed earnings of foreign subsidiaries, as they are considered indefinitely reinvested.

The Company’s Vietnam subsidiary operates under a tax holiday and does not pay income taxes. This subsidiary is tax exempted until fiscal 2010.

The sources of differences resulting in deferred income tax expense (benefit) from continuing operations and the related tax effect of each were as follows:

Year Ended June 30,	2008	2007	2006
($000)
Depreciation and amortization	$381	$(1,733)	$(1,738)
Inventory capitalization	690	(1,493)	(190)
Net operating loss and credit carryforwards net of valuation allowances	(23)	647	350
Share-based compensation expense	(673)	(854)	(866)
Other	(667)	(560)	(436)

	$(292)	$(3,993)	$(2,880)

As of June 30, 2008, the Company had state net operating loss carryforwards of $0.7 million. The net operating loss carryforwards will expire in 2012. For the years ended June 30, 2008, 2007 and 2006, the Company utilized $0.6 million, $1.8 million and $1.5 million of net operating losses, respectively, to reduce current taxable income.

In July 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective July 1, 2007 with adoption treated as a cumulative adjustment to retained earnings. As a result of implementing FIN 48, the Company recognized a $2.2 million increase in the long-term liability for unrecognized tax benefits. Interest and penalties recognized at the FIN 48 adoption date were $0.9 million. Including liabilities recognized in the FIN 48 adoption, the Company’s total liabilities for unrecognized tax benefits at July 1, 2007 were $7.6 million.

Changes in the liability for unrecognized tax benefits following FIN 48 adoption for the fiscal year ended June 30, 2008 were as follows:

($000)	2008
Balance at July 1, 2007 – Initial adoption date	$6,732
Increases in current year tax positions	800
Increases in prior year tax positions	1,560
Decreases in prior year tax positions	(439)
Settlements	—
Expiration of statute of limitations	(1,180)

Balance at June 30, 2008	$7,473

The Company classifies all estimated and actual interest and penalties as income tax expense. During the year ended June 30, 2008, the Company recognized $0.5 million of interest and penalties within income tax expense. The Company had $1.4 million of interest and penalties accrued at June 30, 2008.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $6.7 million. During July 2008, the Internal Revenue Service completed its examination of the Company’s U.S. federal income tax returns for fiscal years 2005 and 2006. At this time, the Company believes that it is reasonably possible that up to approximately $4.8 million of the estimated unrecognized tax benefits as of June 30, 2008 will be recognized within the next twelve months based on the expiration of statutory review periods or completion of the Internal Revenue Service examination.

The fiscal years 2007 to 2008 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2008 remain open to examination by certain state jurisdiction, and fiscal years 2003 to 2008 remain open to examination by certain foreign taxing jurisdictions.

Note J EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for all periods presented.

Year Ending June 30,	2008	2007	2006
Earnings from continuing operations	$65,693	$38,442	$11,089
Loss from discontinued operation	(1,425)	(476)	(295)

Net earnings	64,268	37,966	10,794
Divided by:
Weighted average shares	29,691	29,426	29,211

Basic earnings from continuing operations per common share	$2.21	$1.31	$0.38
Basic loss from discontinued operation per common share	$(0.05)	$(0.02)	$(0.01)
Basic earnings per common share	$2.16	$1.29	$0.37

Earnings from continuing operations	$65,693	$38,442	$11,089
Loss from discontinued operation	(1,425)	(476)	(295)

Net earnings	64,268	37,966	10,794
Divided by:
Weighted average shares	29,691	29,426	29,211
Diluted effect of common stock equivalents	792	862	690

Diluted weighted average common shares	30,483	30,288	29,901

Diluted earnings from continuing operations per common share	$2.16	$1.27	$0.37
Diluted loss from discontinued operation per common share	$(0.05)	$(0.02)	$(0.01)
Diluted earnings per common share	$2.11	$1.25	$0.36

Note K OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2056. Future rental commitments applicable to the operating leases at June 30, 2008 are as follows:

Year Ending June 30,
($000)
2009	$2,886
2010	2,487
2011	1,898
2012	1,476
2013	666
Thereafter	12,007

Rent expense was approximately $3.0 million, $2.3 million and $2.2 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Note L SHARE-BASED COMPENSATION PLANS

On August 13, 2005, the Board of Directors adopted the II-VI Incorporated 2005 Omnibus Incentive Plan (the “Plan”). The Plan was approved by the shareholders of the Company on November 4, 2005. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares and performance units to employees, officers, directors and consultants of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the

Plan shall not in the aggregate exceed 1,800,000 shares of Common Stock authorized plus any shares under the predecessor plan which were outstanding as of November 4, 2005, that expire or terminate without being exercised. All options to purchase shares of Common Stock granted under the Plan have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. As of June 30, 2008, there were 1,044,316 shares available under the Plan.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the 2005 Omnibus Incentive Plan. At June 30, 2008, the Company had an outstanding performance share grant covering the period July 2007 to June 2009. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $4.0 million share-based compensation expense for the year ended June 30, 2008 was $0.7 million of expense attributable to the performance shares. The performance shares compensation expense was calculated based on the number of shares projected to be earned multiplied by the stock price at the date the performance plan was established. Included in the $3.4 million and $2.4 million share-based compensation expense for the years ended June 30, 2007 and 2006, respectively, was $0.4 million of expense attributable to the performance shares for both of these fiscal years.

During the fiscal years ended June 30, 2008 and 2007, the Company issued 31,275 and 24,263 performance shares, respectively, under the Company’s 2005 Omnibus Incentive Plan. There were no performance shares issued during the fiscal year ended June 30, 2006. As of June 30, 2008, the Company had an outstanding performance share plan covering the 24-month performance period from July 1, 2007 to June 30, 2009. The projected target awards for the performance share plan outstanding are 27,790 shares and the fair market value per share at the grant date was $27.77. The projected share-based compensation expense to be recognized in the fiscal year ending June 30, 2009 under the 24-month performance period is $0.4 million.

Stock option activity relating to the plans during the years ended June 30, 2008, 2007 and 2006 was as follows:

Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – June 30, 2005	2,247,838	$10.12
Granted	269,500	$18.02
Exercised	(278,250)	$5.07
Forfeited	(47,160)	$14.69

Outstanding – June 30, 2006	2,191,928	$11.64
Granted	312,800	$23.75
Exercised	(426,563)	$7.77
Forfeited	(49,860)	$16.52

Outstanding – July 1, 2007	2,028,305	$14.20
Granted	393,250	$30.59
Exercised	(482,150)	$7.83
Forfeited	(63,220)	$22.18

Outstanding – June 30, 2008	1,876,185	$19.03
Exercisable – June 30, 2008	906,405	$13.70
Exercisable – June 30, 2007	1,045,205	$10.10
Exercisable – June 30, 2006	1,039,308	$7.62

Outstanding and exercisable options at June 30, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.75-$9.89	368,980	3.51	$7.12	368,980	$7.12
$10.00-$16.99	395,455	5.95	$15.87	233,935	$15.52
$17.16-$19.10	376,300	7.06	$18.28	180,540	$18.45
$20.40-$27.77	472,300	8.27	$23.81	111,920	$22.17
$28.31-$36.69	263,150	9.41	$32.77	11,030	$31.55

	1,876,185	6.76	$19.03	906,405	$13.70

Note M SEGMENT AND GEOGRAPHIC REPORTING

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the Company’s II-VI Infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH, a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the Company’s VLOC subsidiary (“VLOC”), and the China and Vietnam near-infrared operations; Military & Materials, which is the Company’s Exotic Electro-Optics subsidiary (“EEO”) and Pacific Rare Specialty Metals & Chemicals (PRM) subsidiary (“PRM”); and the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the Wide Bandgap Materials group (“WBG”) and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company intends to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Segment information for periods presented herein exclude eV PRODUCTS as this is accounted for as a discontinued operation.

The Infrared Optics segment is divided into the geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium and the U.K. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG Lasertechnologie GmbH brand name. The Infrared Optics segment includes the operating results for six months in fiscal year 2008 for HIGHYAG as this acquisition occurred in January 2008.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the Exotic Electro-Optics brand name and refines specialty metals, primarily selenium and tellurium metals, under the PRM brand name. The Military & Materials segment does not include the operating results for the fiscal years ended June 30, 2007 and 2006 for PRM as this acquisition did not occur until June 26, 2007.

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

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment:

	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
($000)
2008
Revenues	$151,911	$58,689	$50,507	$55,084	—	$316,191
Inter-segment revenues	1,542	436	184	7,731	(9,893)	—
Segment earnings	36,189	11,886	7,065	6,522	—	61,662
Interest expense	—	—	—	—	—	(242)
Other income, net	—	—	—	—	—	2,754
Gain on sale of equity investment	—	—	—	—	—	26,455
Earnings from continuing operations before income taxes	—	—	—	—	—	90,629
Depreciation and amortization	7,240	2,820	1,603	3,861	—	15,524
Segment Assets	206,310	39,805	38,312	68,270	—	352,697
Expenditures for property, plant and equipment	10,164	1,771	2,760	3,160	—	17,855
Goodwill	10,376	1,927	3,914	10,314	—	26,531

2007
Revenues	$132,772	$50,253	$27,108	$44,551	—	$254,684
Inter-segment revenues	602	679	247	5,836	(7,364)	—
Segment earnings	35,663	6,805	2,523	3,963	—	48,954
Interest expense	—	—	—	—	—	(1,007)
Other income, net	—	—	—	—	—	2,736
Earnings from continuing operations before income taxes	—	—	—	—	—	50,683
Depreciation and amortization	6,536	2,978	1,753	4,693	—	15,960
Segment assets	149,926	40,113	30,071	59,810	—	279,920
Expenditures for property, plant and equipment	11,218	3,531	1,389	4,329	—	20,467
Equity investment	—	—	—	3,317	—	3,317
Goodwill	8,334	1,927	3,914	10,314	—	24,489

2006
Revenues	$120,414	$33,968	$29,384	$39,860	—	$223,626
Inter-segment revenues	312	570	326	3,232	(4,440)	—
Segment earnings (loss)	34,505	2,084	(17,520)	2,453	—	21,522
Interest expense	—	—	—	—	—	(1,790)
Other income, net	—	—	—	—	—	2,092
Earnings from continuing operations before income taxes	—	—	—	—	—	21,824
Depreciation and amortization	5,939	2,789	1,809	4,516	—	15,053
Expenditures for property, plant and equipment	6,101	3,178	1,044	3,011	—	13,334

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, investments and other assets, follows:

	Revenues
Year Ended June 30,	2008	2007	2006
($000)
United States	$194,674	$169,312	$147,291
Non-United States:
Germany	30,967	24,840	23,135
Japan	25,411	24,185	23,619
Philippines	20,514	—	—
Switzerland	13,139	11,849	9,776
Vietnam	8,826	—	—
Singapore	8,602	8,777	6,114
Belgium	5,876	5,561	4,097
China	4,264	213	75
United Kingdom	3,918	9,947	9,519

Total Non - United States	121,517	85,372	76,335

	$316,191	$254,684	$223,626

	Long-Lived Assets
June 30,	2008	2007
(($000)
United States	$113,210	$115,366
Non-United States:
Germany	6,848	2,995
Vietnam	3,887	3,527
China	3,204	3,262
Singapore	2,856	3,641
Philippines	2,548	1,980
Switzerland	1,600	1,704
Belgium	286	281
Japan	202	187
United Kingdom	16	12

Total Non - United States	21,447	17,589

	$134,657	$132,955

Note N EMPLOYEE BENEFIT PLANS

Eligible United States employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company’s board of directors and were $3.4 million, $2.7 million and $2.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 800,000 shares. There were 336,026 and 345,453 shares of Common Stock available for purchase under the plan at June 30, 2008 and 2007, respectively.

As a requirement of a collective bargaining agreement, PRM maintains a defined benefit plan for substantially all of its employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability was $0.5 million and $0.4 million as of June 30, 2008 and 2007, respectively. The actuarial assumptions used at June 30, 2008 and 2007 for the discount rate was 9% and 7%, respectively, and 6% for both fiscal years for future salary increases.

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. During the year ended June 30, 2007, the Company amended its Compensation Plan to restrict changes to and settlements of funds invested in the Common Stock of the Company, which is one of the investment elections available under the Compensation Plan. As a result of this amendment, the Compensation Plan changed from a liability plan to an equity plan. This change resulted in a reduction of the deferred compensation liability associated with the fair value of the Common Stock of the Company held in the Compensation Plan by approximately $1.8 million for the year ended June 30, 2007. Employees of the Company made contributions to the Compensation Plan in the amount of approximately $0.4 million, $0.3 million and $0.4 million for the years ended June 30, 2008, 2007, and 2006, respectively. There were no employer contributions made to the Compensation Plan for the years ended June 30, 2008, 2007 and 2006.

Note O COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A few of the commitments are long-term and are based on minimum purchase requirements. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a significant amount of penalties is reasonably likely to be incurred under these commitments based upon historical experience and current expectation. In addition, the Company has payment commitments relating to its acquisitions of PRM and HIGHYAG. Future commitments are as follows:

Year Ending June 30,
($000)
2009	$12,404
2010	2,222
2011	1,563
2012	668
2013	753
Thereafter	—

Note P STOCK REPURCHASE PROGRAM

On May 18, 2005, the Board of Directors had authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2008, the Company completed its repurchase program. During this program, the Company purchased 500,000 shares of its common stock for $11.8 million. Share repurchases under the Stock Repurchase Program were as follows:

Period	Total Number of Shares Purchased	Total Amount of Shares Purchased
($000 except share data)
Year Ended June 30, 2005	11,000	$182
Year Ended June 30, 2006	283,100	5,221
Year Ended June 30, 2007	19,500	501
Year Ended June 30, 2008	186,400	5,865

	500,000	$11,769

Note Q SUBSEQUENT EVENT

In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Guangdong Fuxin Electronic Technology Company (Fuxin), based in Guangdong Province, China for approximately $4.8 million. The Company made an initial 10.0% equity investment in Fuxin in March 2007. The Company has a total equity investment in Fuxin of 20.2%.

QUARTERLY FINANCIAL DATA (unaudited)

Quarterly information has been restated to reflect eV PRODUCTS as a discontinued operation.

FISCAL 2008

QUARTER ENDED	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
($000 except per share data)
Net revenues	$71,092	$72,334	$80,956	$91,809
Cost of goods sold, including contract activity	42,457	41,909	47,659	53,960
Internal research and development	1,724	1,672	1,992	2,346
Selling, general and administrative	13,784	14,192	15,722	17,112
Interest expense	124	70	22	26
Other (income) – net	(865)	(1,035)	(654)	(200)
Gain on sale of equity investment	—	(26,455)	—	—

Earnings from continuing operations before income taxes	13,868	41,981	16,215	18,565
Income taxes	3,878	14,982	2,862	3,214

Earnings from continuing operations	$9,990	$26,999	$13,353	$15,351
Loss from discontinued operation, net of income tax benefit	$(368)	$(239)	$(305)	$(513)

Net Earnings	$9,622	$26,760	$13,048	$14,838

Basic earnings per share:
Continuing operations	$0.34	$0.91	$0.45	$0.52
Discontinued operation	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Consolidated	$0.33	$0.90	$0.44	$0.50

Diluted earnings per share:
Continuing operations	$0.33	$0.88	$0.44	$0.50
Discontinued operation	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Consolidated	$0.32	$0.88	$0.43	$0.49

FISCAL 2007

QUARTER ENDED	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
($000 except per share data)
Net revenues	$58,762	$61,242	$64,836	$69,844
Cost of goods sold, including contract activity	34,046	34,281	37,184	40,957
Internal research and development	1,185	1,376	1,447	1,811
Selling, general and administrative	12,902	13,420	13,963	13,158
Interest expense	374	295	204	134
Other (income) – net	(543)	(974)	(544)	(675)

Earnings from continuing operations before income taxes	10,798	12,844	12,582	14,459
Income taxes	2,950	3,728	2,460	3,103

Earnings from continuing operations	$7,848	$9,116	$10,122	$11,356

Loss from discontinued operation, net of income tax benefit	$(350)	$(6)	$(73)	$(47)

Net Earnings	$7,498	$9,110	$10,049	$11,309
Basic earnings per share:
Continuing operations	$0.27	$0.31	$0.34	$0.38
Discontinued operation	$(0.01)	$0.00	$(0.00)	$(0.00)
Consolidated	$0.26	$0.31	$0.34	$0.38

Diluted earnings per share:
Continuing operations	$0.26	$0.30	$0.33	$0.37
Discontinued operation	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Consolidated	$0.25	$0.30	$0.33	$0.37

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2008, 2007, AND 2006

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions			Deduction from Reserves		Balance at End of Year
		Charged to Expense	Charged to Other Accounts
YEAR ENDED JUNE 30, 2008:
Allowance for doubtful accounts	$1,121	$(14)	$92	[2]	$29	[1]	$1,170
Warranty reserves	$926	$(149)	$—		$—		$777

YEAR ENDED JUNE 30, 2007:
Allowance for doubtful accounts	$1,076	$(82)	$149	[2]	$22	[1]	$1,121
Warranty reserves	$885	$41	$—		$—		$926
Other	$10	$—	$—		$10		$—

YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$781	$392	$7		$104	[1]	$1,076
Warranty reserves	$907	$—	$—		$22		$885
Other	$10	$—	$—		$—		$10

[1]	Uncollectible accounts written off, net of recovery.
[2]	Primarily relates to the allowance for doubtful accounts from the acquisition of Pacific Rare Specialty Metals & Chemicals, Inc. and HIGHYAG Lasertechnologie, GmbH.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. See the “Report of Management” which is set forth under Item 8 above and is incorporated herein by reference.

Report of the Registered Public Accounting Firm

The report of Ernst & Young LLP, an independent registered public accounting firm with respect to our internal control over financial reporting is included in Item 8.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Director Independence and Corporate Governance-Code of Business Conduct and Ethics,” “Meetings and Committees of the Board of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth under the caption “Meetings and Committees of the Board of Directors-Audit Committee” in the Company’s Proxy Statement.

Code of Ethics

The Company has adopted its Code of Business Conduct and Ethics and its Code of Ethics for Senior Financial Officers for all of its employees, including the principal executive officer and principal financial officer. The Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers can be found on the Company’s internet web site at www.ii-vi.com under “Investors Information – Corporate Governance Documents.”

The web site and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement.

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

		Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2008 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.23 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24	Second Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.24 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

23.02	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED

Date: August 27, 2008	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 27, 2008	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and
Director

Principal Financial and Accounting Officer:

Date: August 27, 2008	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

Date: August 27, 2008	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Director

Date: August 27, 2008	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 27, 2008	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: August 27, 2008	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: August 27, 2008	By:	/s/ Duncan A. J. Morrison
Duncan A. J. Morrison
Director

Date: August 27, 2008	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 27, 2008	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

EXHIBIT INDEX

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.01 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.02 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on March 2, 2005.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Filed herewith. Incorporated herein by reference is Exhibit 10.23 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24	Second Amendment to Credit Agreement	Filed herewith. Incorporated herein by reference is Exhibit 10.24 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

23.02	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrant’s total assets on a consolidated basis.