Form 10-Q
period 2008-09-30
II-VI INC
filed 2008-11-06
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At November 3, 2008, 29,614,951 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($000)

	September 30, 2008	June 30, 2008
Assets
Current Assets
Cash and cash equivalents	$66,418	$69,835
Marketable securities	1,000	3,000
Accounts receivable – less allowance for doubtful accounts of $976 at September 30, 2008 and $1,170 at June 30, 2008	49,983	55,866
Inventories	72,905	69,642
Deferred income taxes	8,933	8,943
Prepaid and refundable income taxes	11,794	5,368
Prepaid and other current assets	4,933	5,386
Assets held-for-sale	8,860	8,229

Total Current Assets	224,826	226,269

Property, plant & equipment, net	87,291	86,331
Goodwill	26,337	26,531
Other intangible assets, net	12,855	13,268
Investments	9,287	3,665
Other assets	5,076	4,862

Total Assets	$365,672	$360,926

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$16,396	$16,412
Accrued salaries and wages	5,936	5,962
Accrued bonuses	4,529	10,342
Accrued profit sharing contribution	1,189	3,393
Other accrued liabilities	8,910	8,439
Liabilities held-for-sale	1,317	1,977

Total Current Liabilities	38,277	46,525
Long-term debt	3,781	3,791
Deferred income taxes	4,708	5,210
Unrecognized tax benefits	2,310	8,842
Other liabilities	6,249	6,432

Total Liabilities	55,325	70,800
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,734,024 shares at September 30, 2008; 32,605,504 shares at June 30, 2008	85,905	81,585
Accumulated other comprehensive income	2,036	3,576
Retained earnings	237,820	220,325

	325,761	305,486
Treasury stock, at cost, 2,729,133 shares at September 30, 2008 and 2,727,910 shares at June 30, 2008	15,414	15,360

Total Shareholders’ Equity	310,347	290,126

Total Liabilities and Shareholders’ Equity	$365,672	$360,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2008	2007
Revenues
Net sales:
Domestic	$42,161	$37,257
International	42,794	30,668

	84,955	67,925
Contract research and development	2,811	3,167

Total Revenues	87,766	71,092

Costs, Expenses & Other Expense (Income)
Cost of goods sold	48,173	39,977
Contract research and development	2,232	2,480
Internal research and development	3,191	1,724
Selling, general and administrative	16,548	13,784
Interest expense	25	125
Other (income), net	(202)	(867)

Total Costs, Expenses, and Other Expense (Income)	69,967	57,223

Earnings from Continuing Operations Before Income Taxes	17,799	13,869

Income Taxes	281	3,878

Earnings from Continuing Operations	17,518	9,991

Loss from Discontinued Operation, Net of Income Tax Benefit	(23)	(368)

Net Earnings	$17,495	$9,623

Basic Earnings Per Share:
Continuing operations	$0.59	$0.34
Discontinued operation	$(0.00)	$(0.01)
Total	$0.58	$0.33

Diluted Earnings Per Share:
Continuing operations	$0.57	$0.33
Discontinued operation	$(0.00)	$(0.01)
Total	$0.57	$0.32

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net earnings	$17,495	$9,623
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of taxes	23	368
Depreciation	3,517	3,764
Amortization	326	357
Share-based compensation expense	1,542	1,069
Loss (gain) on foreign currency remeasurements and transactions	557	(348)
Income on unconsolidated businesses	(770)	(306)
Deferred income taxes	(144)	(2,397)
Excess tax benefits from share-based compensation expense	(1,241)	(501)
Increase (decrease) in cash from changes in:
Accounts receivable	4,757	4,252
Inventories	(4,028)	(2,140)
Accounts payable	245	(347)
Income taxes	(11,931)	3,245
Other operating net assets	(8,450)	(5,897)

Net cash provided by (used in):
Continuing operations	1,898	10,742
Discontinued operation	(1,289)	135

Net cash provided by operating activities	609	10,877

Cash Flows from Investing Activities
Proceeds from sale of property, plant and equipment	126	14
Additions to property, plant and equipment	(4,707)	(4,477)
Investment in unconsolidated business	(4,834)	—
Redemption of marketable securities	2,000	—

Net cash used in investing activities:
Continuing operations	(7,415)	(4,463)
Discontinued operation	(84)	(1,343)

Net cash used in investing activities	(7,499)	(5,806)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,483	780
Excess tax benefits from share-based compensation expense	1,241	501
Proceeds on long-term borrowings	—	3,000
Payments on long-term borrowings	—	(4,014)
Purchase of treasury stock	—	(594)

Net cash provided by (used in) financing activities	2,724	(327)

Effect of exchange rate changes on cash and cash equivalents	749	(1,679)

Net (decrease) increase in cash and cash equivalents	(3,417)	3,065

Cash and Cash Equivalents at Beginning of Period	69,835	32,618

Cash and Cash Equivalents at End of Period	$66,418	$35,683

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$—	$845

Cash paid for interest	$48	$167

Cash paid for income taxes	$12,657	$2,728

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
BALANCE – JUNE 30, 2008	32,606	$81,585	$3,576	$220,325	(2,728)	$(15,360)	$290,126

Shares issued under stock option and performance share plans	128	1,483	—	—	—	—	1,483
Share-based compensation expense	—	1,542	—	—	—	—	1,542
Net earnings	—	—	—	17,495	—	—	17,495
Treasury stock under deferred compensation arrangements	—	54	—	—	(1)	(54)	—
Excess tax benefit under SFAS 123(R)	—	1,241	—	—	—	—	1,241
Other comprehensive loss, net of tax	—	—	(1,540)	—	—	—	(1,540)

BALANCE – SEPTEMBER 30, 2008	32,734	$85,905	$2,036	$237,820	(2,729)	$(15,414)	$310,347

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three month periods ended September 2008 and 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The consolidated results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation. The June 30, 2008 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Discontinued Operation

On April 4, 2008 the Company announced its intention to sell its x-ray and gamma-ray radiation division, doing business as eV PRODUCTS, Inc.

eV PRODUCTS was previously reported in the Compound Semiconductor Group for segment reporting. Because the Company intends to sell the division, the assets and liabilities of the eV PRODUCTS business are now reported separately as held-for-sale on the Condensed Consolidated Balance Sheets. Prior periods have been restated to present this business on a discontinued operation basis. The revenues and loss before taxes for eV PRODUCTS included in the discontinued operation are as follows:

	Three Months Ended September 30,
	2008	2007
Revenues	$2,368	$1,579

Loss before income taxes	$(38)	$(691)

Note C - New Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note D - Acquisitions and Investments

HIGHYAG Lasertechnologie GmbH

In January 2008, the Company acquired a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH (HIGHYAG) for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. The financial results of HIGHYAG are included for the quarter ended September 30, 2008 in the Condensed Consolidated Statements of Earnings.

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

Fuxin Electronic Technology Company

In March 2007, the Company acquired for $3.6 million a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. During the quarter ended September 30, 2008, the Company’s pro-rata share of earnings from this investment was $0.8 million for the three months ended September 30, 2008 and is recorded in other income in the Condensed Consolidated Statements of Earnings. There were no earnings recorded for this investment during the quarter ended September 30, 2007.

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2008	June 30, 2008
Billed
Completed Contracts	$85	$127
Contracts in Progress	380	549

	465	676
Unbilled	2,665	1,526

	$3,130	$2,202

Note F - Inventories

The components of inventories were as follows ($000):

	September 30, 2008	June 30, 2008
Raw materials	$25,725	$22,510
Work in progress	23,161	23,467
Finished goods	24,019	23,665

	$72,905	$69,642

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2008	June 30, 2008
Land and land improvements	$1,968	$1,968
Buildings and improvements	50,871	50,914
Machinery and equipment	123,406	118,900
Construction in progress	7,778	8,612

	184,023	180,394

Less accumulated depreciation	(96,732)	(94,063)

	$87,291	$86,331

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the three months ended September 30, 2008 ($000):

Three Months Ended September 30, 2008
Balance – Beginning of Period	$26,531
Foreign currency translation	(194)

Balance – End of Period	$26,337

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2008 and June 30, 2008 were as follows ($000):

	September 30, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,284	$(3,080)	$3,204	$6,284	$(2,927)	$3,357
Trademarks	7,491	(609)	6,882	7,491	(590)	6,901
Customer Lists	6,100	(3,343)	2,757	6,338	(3,343)	2,995
Other	1,383	(1,371)	12	1,391	(1,376)	15

Total	$21,258	$(8,403)	$12,855	$21,504	$(8,236)	$13,268

Amortization expense recorded on these intangible assets was $0.3 million and $0.4 million, for the three months ended September 30, 2008 and 2007, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At September 30, 2008, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2009	$955
2010	1,263
2011	1,206
2012	1,117
2013	869

Note I - Debt

The components of debt were as follows ($000’s):

	September 30, 2008	June 30, 2008
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,781	3,791

Total debt	3,781	3,791
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,781	$3,791

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

The weighted average interest rate of borrowings was 2.5% and 5.8% for the three months ended September 30, 2008 and 2007, respectively. The Company had available $59.3 million under its line of credit as of September 30, 2008 and June 30, 2008, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2008 and June 30, 2008, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through June 2012. At September 30, 2008 and June 30, 2008, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 1.03% at September 30, 2008 and June 30, 2008.

Note J - Income Taxes

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

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008 the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of September 30, 2008, the gross unrecognized income tax benefits were $2.3 million. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. If recognized, approximately $2.2 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of September 30, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

Fiscal years 2007 to 2008 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2008 remain open to examination by certain state jurisdictions, and fiscal years 2003 to 2008 remain open to examination by certain foreign taxing jurisdictions.

Note K - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were anti-dilutive were immaterial for all periods presented (000 except per share data):

	Three Months Ended September 30,
	2008	2007
Earnings from continuing operations	$17,518	$9,991
Loss from discontinued operation	(23)	(368)

Net earnings	17,495	9,623
Divided by:
Weighted average shares	29,941	29,594

Basic earnings from continuing operations per common share	$0.59	$0.34
Basic loss from discontinued operation per common share	$(0.00)	$(0.01)
Basic earnings per common share	$0.58	$0.33

Earnings from continuing operations	$17,518	$9,991
Loss from discontinued operation	(23)	(368)

Net earnings	17,495	9,623
Divided by:
Weighted average shares	29,941	29,594
Dilutive effect of common stock equivalents	706	758

Diluted weighted average common shares	30,647	30,352

Diluted earnings from continuing operations per common share	$0.57	$0.33
Diluted loss from discontinued operation per common share	$(0.00)	$(0.01)
Diluted earnings per common share	$0.57	$0.32

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2008	2007
Net earnings	$17,495	$9,623
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $(570) and $235, respectively	(1,540)	636

Comprehensive income	$15,955	$10,259

Note M - Segment and Geographic Reporting

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (EEO) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (PRM); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow subsidiary, the Wide Bandgap Materials (“WBG”) group and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company intends to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Segment information for all periods presented have been restated to exclude eV PRODUCTS as this is accounted for as a discontinued operation.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium and the U.K. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG brand name. The Infrared Optics segment includes the operating results for the quarter ended September 30, 2008 for HIGHYAG as this acquisition occurred January 2, 2008.

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan and the U.K. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG lasers, YLF lasers and UV Filter components.

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice-President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name and refines specialty metals, primarily selenium and tellurium under the PRM brand name.

The Compound Semiconductor Group is located in the U.S., the U.K., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. In the Compound Semiconductor Group segment, Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. Substantially all of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended September 30, 2008
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$43,230	$13,680	$15,459	$15,397	$—	$87,766
Inter-segment revenues	48	98	417	1,570	(2,133)	—
Segment earnings	10,373	2,677	2,881	1,691	—	17,622
Interest expense	—	—	—	—	—	(25)
Other income, net	—	—	—	—	—	202
Earnings from continuing operations before income taxes	—	—	—	—	—	17,799

Depreciation and amortization	1,944	688	389	822	—	3,843
Segment assets	204,669	39,256	41,043	71,844	—	356,812
Expenditures for property, plant and equipment	1,808	957	721	1,221	—	4,707
Equity investment	9,219	—	—	—	—	9,219
Goodwill	10,182	1,927	3,914	10,314	—	26,337

	Three Months Ended September 30, 2007
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$33,617	$14,232	$11,977	$11,266	$—	$71,092
Inter-segment revenues	46	164	41	1,999	(2,250)	—
Segment earnings	7,367	2,902	1,519	1,339	—	13,127
Interest expense	—	—	—	—	—	(125)
Other income, net	—	—	—	—	—	867
Earnings from continuing operations before income taxes	—	—	—	—	—	13,869

Depreciation and amortization	1,709	740	431	1,241	—	4,121
Segment assets	153,375	39,980	31,979	59,082	—	284,416
Expenditures for property, plant and equipment	2,675	197	289	798	—	3,959
Equity investments	3,615	—	—	3,623	—	7,238
Goodwill	8,431	1,927	3,914	10,314	—	24,586

Note N - Share-Based Compensation

The Company records share-based compensation expense pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment.” SFAS 123(R) requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Under the provisions of SFAS 123(R), the Company recorded $1.5 million and $1.1 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three months ended September 30, 2008 and 2007, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three months ended September 30, 2008 and 2007 the weighted-average fair value of options granted under the stock option plan was $19.95 and $12.77, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Risk free interest rate	3.11%	4.59%
Expected volatility	40%	41%
Expected life of options	5.82 years	5.86 years
Dividend yield	none	none

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At September 30, 2008, the Company had two separate performance share grants covering the periods from July 2007 to June 2009 and July 2008 to June 2010. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.5 million and $1.1 million share-based compensation expense for each the three months ended September 30, 2008 and 2007 was $0.2 million of expense attributable to performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note O - Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $9.3 million and $8.1 million at September 30, 2008 and June 30, 2008, respectively. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $0.2 million for the three months ended September 30, 2008 and increased net earnings by $0.1 million for the three months ended September 30, 2007.

Note P - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the three months ended September 30, 2008 ($000).

Three Months Ended September 30, 2008
Balance – Beginning of Period	$777
Expense and writeoffs, net	328

Balance – End of Period	$1,105

Note Q - Stock Repurchase Program

On May 18, 2005, the Board of Directors had authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2008, the Company completed this repurchase program. During this program, the Company purchased 500,000 shares of its Common Stock for $11.8 million. During the three months ended September 30, 2007 the Company repurchased 20,000 shares for $0.6 million.

Note R - Subsequent Event -Stock Repurchase Program

On October 23, 2008, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and be available for general corporate purposes.

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 27, 2008.

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

Our customer base includes original equipment manufacturers (OEM), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The Company had previously announced its intention to sell its x-ray and gamma-ray radiation sensor division doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Management’s Discussion and Analysis information for all periods presented herein exclude eV PRODUCTS as this business is accounted for as a discontinued operation.

New Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of September 30, 2008, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Continuing Operations

	Three Months Ended September 30,		% Increase (Decrease)
	2008	2007
Bookings	$74,295	$80,849	(8)%
Revenues	87,766	71,092	23%
Net earnings	17,518	9,991	75%
Diluted earnings per share	0.57	0.33	73%

The results of operations include HIGHYAG for the three months ended September 30, 2008, as this acquisition occurred in January 2008.

Bookings from continuing operations for the first quarter of fiscal 2009 decreased 8% to $74,295,000 compared to $80,849,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The decrease in bookings for the quarter ended September 30, 2008 compared to the same period last fiscal year was due to a decrease in bookings from the Company’s Near-Infrared Optics segment which reported a 60% reduction in bookings. More specifically, orders for this segment’s UV Filter product line declined; during the year-ago quarter the Company received a large order of $13.5 million for these products. Excluding the effect of UV Filter bookings in the quarters ended September 30, 2008 and 2007 bookings from continuing operations increased 7%. The Company’s Compound Semiconductor Group and Infrared Optics segments posted the largest increase in bookings for the current fiscal quarter in comparison to the same period a yearago at 32% and 13%, respectively. Marlow Industries, Inc. within the Compound Semiconductor Group continues to see strong demands from their defense, medical and industrial customers. The Infrared Optics segment includes approximately $2.8 million of bookings of HIGHYAG during the current fiscal quarter ended September 30, 2008. In addition to the HIGHYAG bookings, this segment experienced increased bookings from customers in China, Japan and United States original equipment manufacturers (OEMs).

Revenues from continuing operations for the first quarter of fiscal 2009 increased 23% to $87,766,000 compared to $71,092,000 for the same period last fiscal year. The increase in revenues for the quarter ended September 30, 2008 compared to the same period last fiscal year was driven by increased shipment volume at the Company’s Infrared Optics, Military & Materials and Compound Semiconductor Group segments, which all achieved revenue growth in excess of 25% compared to the same period last year. See the individual segment’s discussion and analysis for additional information on the increase in revenues.

Net earnings from continuing operations for the first quarter of fiscal 2009 were $17,518,000 ($0.57 per share-diluted) on revenues from continuing operations of $87,766,000. This compares to net earnings from continuing operations of $9,991,000 ($0.33 per share-diluted) on revenues of $71,092,000 from continuing operations in the first quarter of fiscal 2008. The increase in net earnings from continuing operations for the three months ended September 30, 2008 compared to the same period last fiscal year was due to a number of factors. Among them, during the quarter ended September 30, 2008, the Company recognized a favorable income tax benefit in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” relating to the reversal of unrecognized income tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by additional tax exposure at certain foreign locations. The net favorable impact during the quarter ended September 30, 2008 was approximately $3.6 million or $0.12 per share-diluted. Net earnings from continuing operations were also favorably impacted during the quarter ended September 30, 2008 by additional margin recognized on increased revenues. In addition, the improved financial results for the current fiscal quarter were driven by improved operational performances from the Company’s Infrared Optics and Military and Materials business segments. The Infrared Optics segment is capitalizing on its increased crystal growth capacity in its zinc material production facility as well as improved materials yields in its material production. Pacific Rare Specialty Metals & Chemicals, Inc.’s, (“PRM”) in the Military and Materials segment also achieved improved operational performances in the current fiscal quarter ended September 30, 2008 compared to the same period last year as the Company continues to develop its raw material supply lines for selenium and tellurium raw materials.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from continuing operations in that segment earnings exclude certain operational expenses included in other income – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note M” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings from continuing operations to earnings from continuing operations before income taxes.

Infrared Optics ($000’s)

	Three Months Ended September 30,		% Increase
	2008	2007
Bookings	$40,178	$35,499	13%
Revenues	43,230	33,617	29%
Segment earnings	10,373	7,367	41%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG. The results of operations include HIGHYAG for the quarter ended September 30, 2008 as this acquisition was completed in January 2008.

Bookings for the first quarter of fiscal 2009 for Infrared Optics increased 13% to $40,178,000 from $35,499,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2008 as compared to the same period last fiscal year was driven by strong OEM demand in the United States as well as strong order intake from customers in China and Japan. HIGHYAG contributed approximately $2.8 million in bookings during the quarter ended September 30, 2008.

Revenues for the first quarter of fiscal 2009 for Infrared Optics increased 29% to $43,230,000 from $33,617,000 in the first quarter of last fiscal year. The increase in revenues for the current three months ended September 30, 2008 compared to the same period last fiscal year was due to increased shipment volume to both OEM and aftermarket customers. HIGHYAG contributed approximately $2.7 million in revenues during the quarter ended September 30, 2008. The Company anticipates a slowing in the revenue growth rate for the Infrared Optics segment for the remainder of fiscal year 2009 due to the impact of current global economic conditions.

Segment earnings for the first quarter of fiscal 2009 for Infrared Optics increased 41% to $10,373,000 from $7,367,000 in the first quarter of last fiscal year. The improvement in segment earnings for the three months ended September 30, 2008 compared to the same period last fiscal year was due in large part to the continued benefit of the expanded growth capacity in its zinc material production facility from new growth furnaces now in operation, as well as improvements in material yields. Segment earnings were also favorably impacted during the current fiscal quarter due to increased margins realized on the segment’s increased sales volume.

Near-Infrared Optics ($000’s)

	Three Months Ended September 30,		% Decrease
	2008	2007
Bookings	$9,765	$24,138	(60)%
Revenues	13,680	14,232	(4)%
Segment earnings	2,677	2,902	(8)%

Bookings for the first quarter of fiscal 2009 for Near-Infrared Optics decreased 60% to $9,765,000 from $24,138,000 in the first quarter of last fiscal year. The decrease in bookings for the three months ended September 30, 2008 compared to the same period last fiscal year was due to a reduction in UV Filter product orders. During the year ago quarter the segment received a large order of $13.5 million for these products. In the current fiscal year 2009 as expected, the segment’s UV Filter product line bookings rates will continue to decline. The segment’s decrease in bookings from the UV Filter product line was partially offset by increased military bookings.

Revenues for the first quarter of fiscal 2009 for Near-Infrared Optics decreased 4% to $13,680,000 from $14,232,000 in the first quarter of last fiscal year. The decrease in revenues for the three months ended September 30, 2008 compared to the same period last fiscal year was due to the reduction in the shipment rates of the segment’s UV Filter product line.

Segment earnings for the first quarter of fiscal 2009 for Near-Infrared Optics decreased 8% to $2,677,000 from $2,902,000 in the first quarter of last fiscal year. The decrease in segment earnings in the current fiscal quarter ended September 30, 2008 compared to the same period one year ago is primarily due to the reduction in revenues. The segment has been adjusting its production capacity accordingly and is taking cost cutting measures as the UV Filter revenues are expected to decrease during the remainder of fiscal 2009.

Military & Materials ($000’s)

	Three Months Ended September 30,		% Increase
	2008	2007
Bookings	$11,632	$11,566	1%
Revenues	15,459	11,977	29%
Segment earnings	2,881	1,519	90%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the first quarter of fiscal 2009 for Military & Materials increased 1% to $11,632,000 compared to $11,566,000 in the first quarter of last fiscal year.

Revenues for the first quarter of fiscal 2009 for Military & Materials increased 29% to $15,459,000 as compared to $11,977,000 in the first quarter of last fiscal year. Both the EEO and PRM operations contributed to the segment’s revenue increase during the current fiscal quarter end. EEO’s revenue increase during the current quarter was the result of increased shipment volume of its core military products. The increase in revenues generated by PRM was due to the continued increased expansion of its raw material supply chain allowing PRM to increase its sales volume of selenium and tellurium, two major raw materials that are refined and sold by PRM.

Segment earnings for the first quarter of fiscal 2009 for Military & Materials increased 90% to $2,881,000 as compared to $1,519,000 in the first quarter of last fiscal year. The improvement in segment earnings for the three months ended September 30, 2008 compared to the same period last fiscal year was due to both incremental margin realized on the segment’s 29% increase in revenue during the same period as well as continued improved operational performances at both of the segment’s businesses.

Compound Semiconductor Group ($000’s)

	Three Months Ended September 30,		% Increase
	2008	2007
Bookings	$12,720	$9,646	32%
Revenues	15,397	11,266	37%
Segment earnings	1,691	1,339	26%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, the Wide Bandgap Group (WBG) and the Worldwide Materials Group (WMG).

Bookings for the first quarter of fiscal 2009 for the Compound Semiconductor Group increased 32% to $12,720,000 as compared to $9,646,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2008 compared to the same period last fiscal year was attributed to the strong bookings recorded by Marlow from its customers in the defense, medical and industrial markets. The increase in bookings at Marlow was partially offset by lower bookings at WBG due to the timing of the receipt of an annual blanket order that was received in the first quarter of fiscal 2008 but is not expected to be received until the second fiscal quarter of 2009.

Revenues for the first quarter of fiscal 2009 for the Compound Semiconductor Group increased 37% to $15,397,000 as compared to $11,266,000 in the first quarter of last fiscal year. The increase in revenues for the current three months ended September 30, 2008 compared to the same period last fiscal year was driven by increased sales growth achieved at Marlow related to its product offerings in the defense, medical and industrial markets.

The segment earnings for the first quarter of fiscal 2009 increased 26% to $1,691,000 compared to segment earnings of $1,339,000 in the first quarter of the prior fiscal year. The increase in segment earnings for the three month period ended September 30, 2008 compared to the same period last fiscal year was primarily attributed to increased margins recognized on the additional sales volume as well as continued utilization of the segment’s Vietnam production facility which operates at a reduced cost structure.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2009 was $36,782,000 or 43% of net sales compared to $27,948,000 or 41% of net sales for the same period last fiscal year. The improvement in manufacturing gross margins for the three months ended September 30, 2008 compared to the same period last fiscal year was primarily driven by the Company’s Infrared Optics and Military and Materials business segments. The Company’s Infrared Optics segment achieved improved gross margin from increased zinc material production capacity and yield improvements. The gross margin improvements in the Military and Materials segment were the result of both operational improvements as well as increased gross margins realized on the segment’s incremental revenues.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2009 was $579,000 or 21% of research and development revenues compared to a gross margin of $687,000 or 22% of research and development revenues for the same period last fiscal year. The decrease in contract research and development gross margin during the current quarter ended September 30, 2008 compared to the same period last year was due to approximately $400,000 less contract revenues in the current fiscal quarter primarily at the Company’s WBG business unit. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group.

Company-funded internal research and development expenses for the first quarter of fiscal 2009 were $3,191,000 or 4% of revenues compared to $1,724,000 or 2% of revenues for the same period last fiscal year. The percentage and dollar increase in internal research and development in the current three months ended September 30, 2008 compared to the same period one year ago was due to increased internal research activities performed at the Company’s Compound Semiconductor Group primarily focusing on crystal growth yield and quality improvements as well as increased internal research activity in the Infrared Optics segment relating to advanced material growth processes.

Selling, general and administrative expenses for the first quarter of fiscal 2009 were $16,548,000 or 19% of revenues compared to $13,784,000 or 19% of revenues for the same period last fiscal year. The increase in selling, general and administrative expense during the current quarter ended September 30, 2008 compared to the same period last year expressed in dollars is primarily due to the increased overhead requirements supporting the higher revenue levels of the Company. In addition, the acquisition of HIGHYAG increased selling, general and administrative expenses by approximately $650,000 for the quarter ended September 30, 2008.

Interest expense for the first quarter of fiscal 2009 was $25,000 compared to $125,000 for the same period last fiscal year. The decrease in the interest expense in the current fiscal three months compared to the same period last fiscal year was due to the reduction in the Company’s outstanding debt between the periods.

Other income for the first quarter of fiscal 2090 was $202,000 compared to other income of $867,000 for the same period last fiscal year. The decrease in other income during the current three months ended September 30, 2008 compared to the same period last fiscal year was due to foreign currency losses of approximately $557,000 in the quarter ended September 30, 2008 as the U.S dollar has strengthened against certain of the Company’s international subsidiaries’ net assets denominated in their local currency and translated to the U.S. dollar at the end of the period. Other income for the three months ending September 30, 2008 consists of equity earnings from the company’s investment in Fuxin and interest income earned from the Company’s excess cash reserves.

During the quarter ended September 30, 2008, the Company recorded a favorable income tax benefit of approximately $4.7 million in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” relating to the reversal of unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain Company foreign locations. The net favorable impact of these and other income tax changes during the fiscal quarter ended September 30, 2008 was approximately $3.6 million.

Discontinued Operation

The Company announced its intention to sell its x-ray and gamma-ray radiation sensor division, doing business as eV PRODUCTS, Inc. and operating as a business within the Compound Semiconductor Group. Results for the three months ended September 30, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. During the three months ended September 30, 2008 and 2007, eV PRODUCTS recorded revenues of $2.4 million and $1.6 million, respectively. Loss before income taxes for the three months ended September 30, 2008 and 2007 was $38,000 and $691,000, respectively.

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

Sources (uses) of Cash: ($000’s)

	Three Months Ended September 30,
	2008	2007
Net cash provided by continuing operating activities	$1,898	$10,742
Proceeds from exercise of stock options	1,483	780
Investment in unconsolidated business	(4,834)	—
Additions to property, plant and equipment	(4,707)	(4,477)
Payments on indebtedness, net of borrowings	—	(1,014)
Purchases of treasury stock	—	(594)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest level due to the pay-out of the Company’s worldwide bonuses accrued from the previous fiscal year. In the first three months of fiscal 2009, cash provided by continuing operations was approximately $1.9 million. The increase in cash was driven by the Company’s net earnings of approximately $17.5 million, depreciation and amortization of $3.8 million, share-based compensation expense of $1.5 million and a decrease in accounts receivable of $4.8 million. The increase in cash was offset by working capital requirements including an increase in inventories of $4.0 million and other operating net assets of $8.5 million and income taxes of $11.9 million and a use of cash for excess tax benefits from share-based compensation of $1.2 million.

Net cash used in investing activities from continuing operations during the first quarter of fiscal 2009 of approximately $7.4 million was primarily expenditures for property, plant and equipment of $4.7 million and investment in unconsolidated business of $4.8 million offset by $2.0 redemption in marketable securities. Net cash provided by financing activities of $2.7 million included $1.5 million of proceeds from the exercise of stock options and $1.2 million of cash provided by excess tax benefits from share-based compensation.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit facility was 2.5% and 5.8% for quarter ended September 30, 2008 and 2007, respectively. The Company had available $59.3 million under its line of credit as of September 30, 2008 and June 30, 2008, respectively.

Our cash position, borrowing capacity and debt obligations are as follows:

	September 30, 2008	June 30, 2008
Cash and cash equivalents	$66,418	$69,835
Available borrowing capacity under existing credit facility	59,300	59,300
Total debt obligations	3,781	3,791

On October 23, 2008 the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and available for general corporate purposes.

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, share repurchases and internal growth for fiscal year 2009.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2008.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$3,781	$—	$—	$3,781	$—
Interest Payments(1)	133	39	79	15	—
Capital Lease Obligations	13	13	—	—	—
Operating Lease Obligations	21,420	2,886	4,385	2,142	12,007
Purchase Obligations(2)	13,556	9,018	3,117	1,421	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$38,903	$11,956	$7,581	$7,359	$12,007

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2008.
(2)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s recent acquisitions of PRM and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at September 30, 2008 which are excluded from the table above are $2.3 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and Pounds Sterling. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the quarter ended September 30, 2008.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 400 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.8 million for the quarter ended September 30, 2008.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.1 million and $0.5 million for the quarters ended September 30, 2008 and 2007, respectively.

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

Interest Rate Risks

As of September 30, 2008, the total borrowings of $3.8 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the quarter ended September 30, 2008.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Various changes in general economic conditions may affect the industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Worldwide economic conditions have recently deteriorated significantly and may remain depressed, or could worsen, in the foreseeable future. These conditions may have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.

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

II-VI INCORPORATED
(Registrant)

Date: November 6, 2008	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.