Form 10-Q
period 2008-12-31
II-VI INC
filed 2009-02-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 4, 2009, 29,517,071 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2008	June 30, 2008
Assets
Current Assets
Cash and cash equivalents	$68,408	$69,835
Marketable securities	—	3,000
Accounts receivable – less allowance for doubtful accounts of $962 at December 31, 2008 and $1,170 at June 30, 2008	44,023	55,866
Inventories	80,064	69,642
Deferred income taxes	10,116	8,943
Prepaid and refundable income taxes	8,992	5,368
Prepaid and other current assets	5,313	5,386
Assets held-for-sale	9,008	8,229

Total Current Assets	225,924	226,269

Property, plant & equipment, net	88,108	86,331
Goodwill	26,287	26,531
Other intangible assets, net	12,459	13,268
Investments	9,476	3,665
Other assets	4,591	4,862

Total Assets	$366,845	$360,926

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$13,023	$16,412
Accrued salaries and wages	6,242	5,962
Accrued bonuses	4,819	10,342
Accrued profit sharing contribution	1,546	3,393
Other accrued liabilities	8,494	8,439
Liabilities held-for-sale	1,804	1,977

Total Current Liabilities	35,928	46,525
Long-term debt	9,402	3,791
Deferred income taxes	4,089	5,210
Unrecognized tax benefits	2,547	8,842
Other liabilities	5,804	6,432

Total Liabilities	57,770	70,800
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,744,704 shares at December 31, 2008; 32,605,504 shares at June 30, 2008	87,021	81,585
Accumulated other comprehensive income	4,169	3,576
Retained earnings	246,179	220,325

	337,369	305,486

Treasury stock, at cost, 3,229,133 shares at December 31, 2008 and 2,727,910 shares at June 30, 2008	28,294	15,360

Total Shareholders’ Equity	309,075	290,126

Total Liabilities and Shareholders’ Equity	$366,845	$360,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2008	2007
Revenues
Net sales:
Domestic	$39,009	$35,783
International	33,298	32,794

	72,307	68,577
Contract research and development	1,971	3,757

Total Revenues	74,278	72,334

Costs, Expenses, Other Expense (Income)
Cost of goods sold	41,299	39,084
Contract research and development	1,609	2,825
Internal research and development	3,116	1,672
Selling, general and administrative	14,199	14,192
Interest expense	57	70
Other expense (income), net	2,877	(1,035)
Gain on sale of equity investment, pre-tax	—	(26,455)

Total Costs, Expenses, and Other Expense (Income)	63,157	30,353

Earnings from Continuing Operations Before Income Taxes	11,121	41,981

Income Taxes	2,782	14,982

Earnings from Continuing Operations	8,339	26,999

Income (Loss) from Discontinued Operation, Net of Income Taxes	20	(239)

Net Earnings	$8,359	$26,760

Basic Earnings Per Share:
Continuing operations	$0.28	$0.91
Discontinued operation	$0.00	$(0.01)
Total	$0.28	$0.90

Diluted Earnings Per Share:
Continuing operations	$0.28	$0.88
Discontinued operation	$0.00	$(0.01)
Total	$0.28	$0.88

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2008	2007
Revenues
Net sales:
Domestic	$81,170	$73,040
International	76,092	63,462

	157,262	136,502
Contract research and development	4,782	6,924

Total Revenues	162,044	143,426

Costs, Expenses, Other Expense (Income)
Cost of goods sold	89,472	79,061
Contract research and development	3,841	5,305
Internal research and development	6,307	3,396
Selling, general and administrative	30,747	27,976
Interest expense	82	194
Other expense (income), net	2,675	(1,900)
Gain on sale of equity investment, pre-tax	—	(26,455)

Total Costs, Expenses, and Other Expense (Income)	133,124	87,577

Earnings from Continuing Operations Before Income Taxes	28,920	55,849

Income Taxes	3,063	18,860

Earnings from Continuing Operations	25,857	36,989

Loss from Discontinued Operation, Net of Income Taxes	(3)	(607)

Net Earnings	$25,854	$36,382

Basic Earnings Per Share:
Continuing operations	$0.87	$1.25
Discontinued operation	$(0.00)	$(0.02)
Total	$0.87	$1.23

Diluted Earnings Per Share:
Continuing operations	$0.85	$1.21
Discontinued operation	$(0.00)	$(0.02)
Total	$0.85	$1.19

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net earnings	$25,854	$36,382
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of income taxes	3	607
Depreciation	7,061	7,363
Amortization	641	703
Share-based compensation expense	2,557	2,102
Gain on sale of equity investment	—	(26,455)
Loss (gain) on foreign currency remeasurements and transactions	3,428	(840)
Income from unconsolidated businesses	(960)	(646)
Deferred income taxes	(2,295)	(1,535)
Excess tax benefits from share-based compensation expense	(1,251)	(1,586)
Increase (decrease) in cash from changes in:
Accounts receivable	9,144	6,649
Inventories	(10,828)	(2,553)
Accounts payable	(5,264)	(2,856)
Income taxes	(8,550)	11,276
Other operating net assets	(6,624)	(1,468)

Net cash provided by (used in):
Continuing operations	12,916	27,143
Discontinued operation	(598)	(262)

Net cash provided by operating activities	12,318	26,881

Cash Flows from Investing Activities
Redemption of marketable securities	3,000	—
Proceeds from sale of equity investment	—	30,236
Dividend from equity investment	—	366
Proceeds from sale of property, plant and equipment	181	14
Additions to property, plant and equipment	(9,255)	(8,631)
Investment in unconsolidated business	(4,834)	—
Payments on deferred purchase price of acquisition	(787)	—

Net cash used in investing activities:
Continuing operations	(11,695)	21,985
Discontinued operation	(348)	(1,453)

Net cash (used in) provided by investing activities	(12,043)	20,532

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,574	1,581
Excess tax benefits from share-based compensation expense	1,251	1,586
Proceeds on long-term borrowings	7,000	3,000
Payments on long-term borrowings	(2,000)	(14,694)
Payments on short-term borrowings	—	(55)
Purchase of treasury stock	(12,880)	(594)

Net cash used in financing activities	(5,055)	(9,176)

Effect of exchange rate changes on cash and cash equivalents	3,353	(2,817)

Net (decrease) increase in cash and cash equivalents	(1,427)	35,420

Cash and Cash Equivalents at Beginning of Period	69,835	32,618

Cash and Cash Equivalents at End of Period	$68,408	$68,038

Cash paid for interest	$78	$269

Cash paid for income taxes	$14,078	$8,397

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
BALANCE – JUNE 30, 2008	32,606	$81,585	$3,576	$220,325	(2,728)	$(15,360)	$290,126

Shares issued under stock option and performance share plans	139	1,574	—	—	—	—	1,574
Share-based compensation expense	—	2,557	—	—	—	—	2,557
Net earnings	—	—	—	25,854	—	—	25,854
Purchase of treasury stock	—	—	—	—	(500)	(12,880)	(12,880)
Treasury stock under deferred compensation arrangements	—	54	—	—	(1)	(54)	—
Excess tax benefit under SFAS 123(R)	—	1,251	—	—	—	—	1,251
Other comprehensive income, net of tax	—	—	593	—	—	—	593

BALANCE – DECEMBER 31, 2008	32,745	$87,021	$4,169	$246,179	(3,229)	$(28,294)	$309,075

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three and six month periods ended December 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The consolidated results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year periods have been reclassified to conform to the current period presentation. The June 30, 2008 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Discontinued Operation

On April 4, 2008 the Company announced its intention to sell its x-ray and gamma-ray radiation sensor business eV PRODUCTS, Inc.

eV PRODUCTS was previously reported in the Compound Semiconductor Group for segment reporting. Because the Company intends to sell the business, the assets and liabilities of the eV PRODUCTS business are now reported separately as held-for-sale on the Condensed Consolidated Balance Sheets. Prior periods have been previously restated to present this business on a discontinued operation basis. The revenues and income (loss) before taxes for eV PRODUCTS included in the discontinued operation are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues	$2,574	$1,922	$4,942	$3,501

Income (loss) before income taxes	$34	$(479)	$(4)	$(1,170)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of July 1, 2009, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting this statement.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which required enhanced disclosures on the effect of derivatives on a company’s financial statements. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this statement.

Note D - Acquisitions, Investments and Divestures

HIGHYAG Lasertechnologie GmbH

In January 2008, the Company acquired a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH (HIGHYAG) for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. The financial results of HIGHYAG are included for the three and six months ended December 31, 2008 in the Condensed Consolidated Statements of Earnings.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. Fixed and contingent payments are due for the remaining purchase price and are estimated to be approximately $1.7 million and will be paid in Euros. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

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

Fuxin Electronic Technology Company

In March 2007, the Company acquired for $3.6 million a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. During the three and six months ended December 31, 2008, the Company’s pro-rata share of earnings from this investment was $0.2 million and $1.0 million, respectively, and is recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Sale of Equity Investment

During the quarter ended December 31, 2007, the Company sold its entire 36% equity investment in a Canadian company and supplier to the Company for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. This investment was included within the Compound Semiconductor Group and was accounted for under the equity method of accounting. The following table summarizes the reconciliation of the pre-tax gain to the after-tax gain on the sale of this investment. ($000).

Three and Six Months Ended December 31, 2007
Gain on sale of equity investment, pre-tax	$26,455
Income taxes on gain	(10,542)

Gain on sale of equity investment, after-tax	$15,913

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31, 2008	June 30, 2008
Billed
Completed Contracts	$123	$127
Contracts in Progress	1,030	549

	1,153	676
Unbilled	3,238	1,526

	$4,391	$2,202

Note F - Inventories

The components of inventories were as follows ($000):

	December 31, 2008	June 30, 2008
Raw materials	$29,010	$22,510
Work in progress	26,313	23,467
Finished goods	24,741	23,665

	$80,064	$69,642

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	December 31, 2008	June 30, 2008
Land and land improvements	$1,968	$1,968
Buildings and improvements	51,328	50,914
Machinery and equipment	124,811	118,900
Construction in progress	10,233	8,612

	188,340	180,394

Less accumulated depreciation	(100,232)	(94,063)

	$88,108	$86,331

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the six months ended December 31, 2008 ($000):

Six Months Ended December 31, 2008
Balance – Beginning of Period	$26,531
Foreign currency translation	(244)

Balance – End of Period	$26,287

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2008 and June 30, 2008 were as follows ($000):

	December 31, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,222	$(3,230)	$2,992	$6,284	$(2,927)	$3,357
Trademarks	7,491	(627)	6,864	7,491	(590)	6,901
Customer Lists	6,038	(3,445)	2,593	6,338	(3,343)	2,995
Other	1,381	(1,371)	10	1,391	(1,376)	15

Total	$21,132	$(8,673)	$12,459	$21,504	$(8,236)	$13,268

Amortization expense recorded on these intangible assets was $0.3 million and $0.6 million, for the three and six months ended December 31, 2008, respectively, and was $0.3 million and $0.7 million for the three and six months ended December 31, 2007, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At December 31, 2008, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2009	$628
2010	1,286
2011	1,230
2012	1,129
2013	892

Note I - Debt

The components of debt were as follows ($000’s):

	December 31, 2008	June 30, 2008
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$5,000	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	4,402	3,791

Total debt	9,402	3,791
Current portion of long-term debt	—	—

Long-term debt, less current portion	$9,402	$3,791

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

The weighted average interest rate of borrowings was 2.5% and 5.7% for the six months ended December 31, 2008 and 2007, respectively. The Company had available $54.3 million and $59.3 million under its line of credit as of December 31, 2008 and June 30, 2008, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2008 and June 30, 2008, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through June 2012. At December 31, 2008 and June 30, 2008, the Company had 400 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.99% at December 31, 2008 and 1.03% at June 30, 2008.

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

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008, the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of December 31, 2008, the gross unrecognized income tax benefits were $2.5 million. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. If recognized, approximately $2.4 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of December 31, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

Fiscal years 2007 to 2008 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2008 remain open to examination by certain state jurisdictions, and fiscal years 2003 to 2008 remain open to examination by certain foreign taxing jurisdictions.

Note K - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 414,000 and 150,000 for the three and six months ended December 31, 2008, respectively, because they were antidilutive. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive were immaterial for the three and six months ended December 31, 2007 (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Earnings from continuing operations	$8,339	$26,999	$25,857	$36,989
Income (loss) from discontinued operation	20	(239)	(3)	(607)

Net earnings	8,359	26,760	25,854	36,382
Divided by:
Weighted average shares	29,677	29,696	29,809	29,645

Basic earnings from continuing operations per common share	$0.28	$0.91	$0.87	$1.25
Basic earnings (loss) from discontinued operation per common share	$0.00	$(0.01)	$(0.00)	$(0.02)
Basic earnings per common share	$0.28	$0.90	$0.87	$1.23

Earnings from continuing operations	$8,339	$26,999	$25,857	$36,989
Income (loss) from discontinued operation	20	(239)	(3)	(607)

Net earnings	8,359	26,760	25,854	36,382
Divided by:
Weighted average shares	29,677	29,696	29,809	29,645
Dilutive effect of common stock equivalents	311	842	535	825

Diluted weighted average common shares	29,988	30,538	30,344	30,470

Diluted earnings from continuing operations per common share	$0.28	$0.88	$0.85	$1.21
Diluted earnings (loss) from discontinued operation per common share	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted earnings per common share	$0.28	$0.88	$0.85	$1.19

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net earnings	$8,359	$26,760	$25,854	$36,382
Other comprehensive income:
Foreign currency translation adjustments net of income taxes of $711 and $198, respectively, for the three and six months ended December 31, 2008, and $360 and $649, respectively, for the three and six months ended December 31, 2007.	2,133	654	593	1,290

Comprehensive income	$10,492	$27,414	$26,447	$37,672

Note M - Segment Reporting

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO’) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials (“WBG”) group and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company intends to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS. eV PRODUCTS was previously reported in the Compound Semiconductor Group. Segment information for all periods presented have been previously restated to exclude eV PRODUCTS as this is accounted for as a discontinued operation.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium and the U.K. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG brand name. The Infrared Optics segment includes the operating results for the three and six months ended December 31, 2008 for HIGHYAG as this acquisition occurred January 2, 2008.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name and refines specialty metals, primarily selenium and tellurium under the PRM brand name.

The Compound Semiconductor Group is located in the U.S., the U.K., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Vice President. In the Compound Semiconductor Group segment, Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG group directs the corporate research and development initiatives.

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

The following table summarizes selected financial information of the Company’s operations by segment ($000’s):

	Three Months Ended December 31, 2008
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$34,054	$12,223	$13,541	$14,460	$—	$74,278
Inter-segment revenues	733	54	1,065	1,002	(2,854)	—
Segment earnings	9,717	2,479	1,006	853	—	14,055
Interest expense	—	—	—	—	—	(57)
Other expense, net	—	—	—	—	—	(2,877)
Earnings from continuing operations before income taxes	—	—	—	—	—	11,121

Depreciation and amortization	1,929	821	387	722	—	3,859
Segment assets	207,303	40,319	41,356	68,859	—	357,837
Expenditures for property, plant and equipment	2,449	240	869	990	—	4,548
Equity investment	9,432	—	—	—	—	9,432
Goodwill	10,132	1,927	3,914	10,314	—	26,287

	Three Months Ended December 31, 2007
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$33,918	$14,419	$12,239	$11,758	$—	$72,334
Inter-segment revenues	512	110	19	1,829	(2,470)	—
Segment earnings	7,823	2,842	2,251	1,645	—	14,561
Interest expense	—	—	—	—	—	(70)
Other income, net	—	—	—	—	—	27,490
Earnings from continuing operations before income taxes	—	—	—	—	—	41,981

Depreciation and amortization	1,721	739	421	1,064	—	3,945
Segment assets	180,357	39,933	33,285	60,254	—	313,829
Expenditures for property, plant and equipment	2,705	729	545	175	—	4,154
Equity investment	3,615	—	—	—	—	3,615
Goodwill	8,501	1,927	3,914	10,314	—	24,656

	Six Months Ended December 31, 2008
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$77,284	$25,903	$29,000	$29,857	$—	$162,044
Inter-segment revenues	781	152	1,482	2,572	(4,987)	—
Segment earnings	20,090	5,156	3,887	2,544	—	31,677
Interest expense	—	—	—	—	—	(82)
Other expense, net	—	—	—	—	—	(2,675)
Earnings from continuing operations before income taxes	—	—	—	—	—	28,920

Depreciation and amortization	3,873	1,509	776	1,544	—	7,702
Expenditures for property, plant and equipment	4,257	1,197	1,590	2,211	—	9,255

	Six Months Ended December 31, 2007
	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$67,535	$28,651	$24,216	$23,024	$—	$143,426
Inter-segment revenues	558	274	60	3,828	(4,720)	—
Segment earnings	15,190	5,744	3,770	2,984	—	27,688
Interest expense	—	—	—	—	—	(194)
Other income, net	—	—	—	—	—	28,355
Earnings from continuing operations before income taxes	—	—	—	—	—	55,849

Depreciation and amortization	3,431	1,479	852	2,304	—	8,066
Expenditures for property, plant and equipment	5,380	926	834	973	—	8,113

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

Under the provisions of SFAS 123(R), the Company recorded $1.0 million and $2.6 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2008, respectively, and $1.0 million and $2.1 million for the three and six months ended December 31, 2007, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three and six months ended December 31, 2008, the weighted-average fair value of options granted under the stock option plan was $11.70 and $19.43, respectively, and $14.88 and $13.21 for the three and six months ended December 31, 2007, respectively, per option using the following assumptions:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Risk free interest rate	2.54%	3.83%	3.07%	4.43%
Expected volatility	44%	38%	40%	40%
Expected life of options	5.82 years	5.86 years	5.82 years	5.86 years
Dividend yield	None	none	None	None

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At December 31, 2008, the Company had two separate performance share grants covering the periods from July 2007 to June 2009 and July 2008 to June 2010. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.0 million and $2.6 million share-based compensation expense for the three and six months ended December 31, 2008 was $(0.1) million and $0.1 million, respectively, of expense (benefit) attributable to performance shares. Included in the $1.0 million and $2.1 million share-based compensation expense for the three and six months ended December 31, 2007 was $0.3 million and $0.5 million, respectively, of expense attributed to the performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note O - Derivative Instruments

The Company from time to time purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $4.4 million and $8.1 million at December 31, 2008 and June 30, 2008, respectively. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $0.3 million and $0.5 million for the three and six months ended December 31, 2008. The change in the fair value of these contracts was insignificant for the three and six months ended December 31, 2007.

Note P - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the six months ended December 31, 2008 ($000).

Six Months Ended December 31, 2008
Balance – Beginning of Period	$777
Expense and write-offs, net	43

Balance – End of Period	$820

Note Q - Stock Repurchase Program

On October 23, 2008, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the quarter ended December 31, 2008, the Company completed this repurchase program by purchasing 500,000 shares of its Common Stock for $12.9 million.

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 27, 2008 and in this Form 10-Q.

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

The Company recognizes revenues when the criteria of SAB 104 are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2008 was approximately $1.0 million and $0.8 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SEC Staff Accounting Bulletin: No. 104 – Revenue Recognition in Financial Statements (SAB 104), and that we have adequately considered the requirements of Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” (SFAS 48).

Revenues generated from transactions other than product shipments are contract related and have historically accounted for approximately 5% or less of the Company’s consolidated revenues. For this portion of revenues, the Company follows the guidelines of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for these contracts, which are related to research and development.

The Company had previously announced its intention to sell its x-ray and gamma-ray radiation, eV PRODUCTS, Inc. eV PRODUCTS was previously reported in the Compound Semiconductor Group for segment reporting. Management’s Discussion and Analysis information for all periods presented herein exclude eV PRODUCTS as this business is accounted for as a discontinued operation. In spite of the current world-wide economic environment, the Company and its advisers have identified potential acquirers of eV PRODUCTS and believes it is progressing in its divestiture efforts.

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

As of December 31, 2008, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Continuing Operations

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2008	2007		2008	2007
Bookings	$67,337	$78,572	(14)%	$141,632	$159,421	(11)%
Revenues	74,278	72,334	3%	162,044	143,426	13%
Earnings from continuing operations	8,339	26,999	(69)%	25,857	36,989	(30)%
Diluted earnings per share	0.28	0.88	(68)%	0.85	1.21	(30)%

The results of continuing operations include HIGHYAG for the three and six months ended December 31, 2008, as this acquisition occurred in January 2008.

Net earnings from continuing operations for the second quarter of fiscal 2009 were $8,339,000 or $0.28 per share-diluted. This compares to net earnings from continuing operations of $26,999,000 or $0.88 per share-diluted in the second quarter of fiscal 2008. During the quarter ended December 31, 2007, the Company sold its equity investment in a Canadian company for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share diluted. In addition to the absence of a gain on sale of equity investment in the current three months, the following other factors contributed to the reduction in earnings from continuing operations during the second quarter of fiscal 2009 compared to the same period last fiscal year. The Company’s earnings from continuing operations were unfavorably impacted due to a significant and sudden reduction in customer orders in November and December of 2008 in the Infrared Optics and Near-Infrared Optics segments resulting in lower levels of shipments to industrial customers as a result of the current world-wide economic environment. In addition, during the quarter ended December 31, 2008, the Company recognized foreign currency losses of approximately $2.9 million or $0.07 per share diluted due to unfavorable movements of the U.S. dollar relative to the Company’s foreign subsidiaries’ functional currencies including the Japanese Yen, British Pound and the Euro. During the same period last fiscal year the Company recognized foreign currency gains of approximately $0.5 million.

For the six months ended December 31, 2008, net earnings from continuing operations were $25,857,000 or $0.85 per share-diluted. This compares to net earnings from continuing operations of $36,989,000 or $1.21 per share-diluted for the six months ended December 2007. During the six months ended December 31, 2007, the Company sold its equity investment in a Canadian company for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share diluted. In addition to the absence of a gain on sale of equity investment in the six months ended December 31, 2008, the following factors contributed to the reduction in earnings from continuing operations compared to the same period last fiscal year. During the six months ended December 31, 2008, the Company’s earnings from continuing operations were unfavorably impacted due to a significant and sudden reduction in customer orders in November and December of 2008 in the Infrared Optics and Near-Infrared Optics segments resulting in lower levels of shipments to industrial customers as a result of the current world-wide economic environment. Net earnings from continuing operations for the six months ended December 31, 2008 were favorably impacted due to the recognition of a favorable income tax benefit in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” relating to the reversal of unrecognized income tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the

Company’s federal income tax returns. This benefit was partially offset by additional income tax exposure at certain foreign locations. The net favorable impact recognized during the six months ended December 31, 2008 for income taxes was approximately $3.6 million or $0.12 per share-diluted. The net favorable impact recognized for income taxes for the six months ended December 31, 2008 was offset by foreign currency losses of approximately $3.4 million or $0.08 per share diluted.

Revenues from continuing operations for the second quarter of fiscal 2009 increased 3% to $74,278,000 compared to $72,334,000 in the second quarter of last fiscal year. The increase in revenues during the three months ended December 31, 2008 was primarily due to increased shipment volume at the Company’s Compound Semiconductor Group and Military & Materials segments which experienced 23% and 11% revenue increases, respectively, over the same period last fiscal year primarily due to increased demand from its military and defense customers. These increases were partially offset by lower sales volume at the Company’s Infrared Optics and Near-Infrared Optics segments resulting from a lowering demand in the second half of the quarter ended December 31, 2008 from these segment’s industrial customers due to the deterioration of the current economic climate. Revenues for the six months ended December 31, 2008 increased 13% to $162,044,000 compared to $143,426,000 from the same period last fiscal year. The increase in revenues for the six months ended December 31, 2008 compared to the same period last fiscal year was due to increased sales volume at all the Company’s segments except the Near-Infrared Optics segment which experienced lower sales volume in the current fiscal year due to the anticipated reduction of its UV Filter product line.

Bookings from continuing operations for the second quarter of fiscal 2009 decreased 14% to $67,337,000 compared to $78,572,000 for the same period last fiscal year. Bookings from continuing operations are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The decrease in bookings from continuing operations for the three months ended December 31, 2008 compared to the same period last fiscal year was due to a sudden and significant order rate reduction from non-military customers primarily in the Company’s Infrared Optics and Near-Infrared Optics segments in the second half of the quarter ended December 31, 2008 as a result of the deterioration of the world-wide economy. In addition, bookings at PRM were negatively impacted during the quarter ended December 31, 2008 by a sharp decline in the market price of selenium, a significant product the Company refines and sells based on market-based pricing. Bookings from continuing operations for the six months ended December 31, 2008 decreased 11% to $141,632,000 compared to $159,421,000 for the same period last fiscal year. The decrease in bookings was primarily the result of the Near-Infrared Optic segment’s UV Filter product line reduction in orders; during the prior year the segment received a large order of approximately $13.5 million for these products, and a similar order was not received in the current year due to the planned reduction of the segment’s UV Filter product line. The decrease in bookings for the six months ended December 31, 2008 was also negatively impacted by the deterioration of the worldwide economy.

Bookings, revenues and segment earnings from continuing operations for the Company’s reportable segments are discussed below. Segment earnings from continuing operations differ from income from continuing operations in that segment earnings from continuing operations exclude certain operational expenses included in other income – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note M Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings from continuing operations to earnings from continuing operations before income taxes.

Outlook

Demand for the Company’s non-military product offerings are being impacted by global macroeconomic factors. For the remainder of fiscal year 2009, the Company expects the difficult economic conditions experienced in November and December of 2008. Given this, the Company is anticipating lower bookings and revenues for the second half of fiscal year 2009 compared to the first half of fiscal year 2009. The Company is continuing to take actions in light of these economic factors to reduce its operating costs, including layoffs, reduction in overtime, elimination of certain discretionary spending and reductions in capital expenditures.

Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2008	2007		2008	2007
Bookings	$33,476	$39,018	(14)%	$73,654	$74,517	(1)%
Revenues	34,054	33,918	—	77,284	67,535	14%
Segment earnings	9,717	7,823	24%	20,090	15,190	32%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG. The results of operations include HIGHYAG for the three and six months ended December 31, 2008 as this acquisition was completed in January 2008.

Bookings for the second quarter of fiscal 2009 for Infrared Optics decreased 14% to $33,476,000 from $39,018,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2008 decreased 1% to $73,654,000 from $74,517,000 for the same period last fiscal year. The decrease in bookings for the three and six months ended December 31, 2008 compared to the same periods last fiscal year due to a significant and sudden reduction in the segment’s booking rate which occurred in the second half of the quarter ended December 31, 2008 resulting from the current world-wide economic environment. Original Equipment Manufacturers (OEM’s) in both Europe and Asia negatively adjusted their production, consumed existing inventory and pushed out planned orders. The segment anticipates that the reduced bookings rates will continue for the near-term as OEM’s and aftermarket customers continue depleting their inventory, delaying the introduction of new laser systems and reduce operating usage for existing laser systems. HIGHYAG contributed approximately $1.7 million and $4.5 million of bookings during the three and six months ended December 31, 2008.

Revenues for the second quarter of fiscal 2009 for Infrared Optics were $34,054,000 compared to $33,918,000 in the second quarter of last fiscal year. The lack of revenue growth in the three months ended December 31, 2008 compared to the same period last fiscal year was driven by the general deterioration of the current economic environment. Revenues for the six months ended December 31, 2008 increased 14% to $77,284,000 from $67,535,000 for the same period last fiscal year. The increase in revenues for the six months ended December 31, 2008 compared to the same period last fiscal year was due to increased shipments to both OEM and aftermarket customers during the first quarter of the current fiscal year. HIGHYAG contributed approximately $2.4 million and $5.2 million of revenues during the three and six months ended December 31, 2008.

Segment earnings for the second quarter of fiscal 2009 increased 24% to $9,717,000 from $7,823,000 in the second quarter of last fiscal year. The improvement in segment earnings for the three months ended December 31, 2008 was due to improvements in material yields as well as a reduction in certain discretionary performance bonus accruals and lower corporate overhead expense allocations. Segment earnings for the six months ended December 31, 2008 increased 32% to $20,090,000 from $15,190,000 for the same period last fiscal year due to increased margins realized on the segment’s incremental revenues as well as expanded material growth capacity and increased material yields from the segment’s material production.

Near-Infrared Optics ($000’s)

	Three Months Ended December 31,		% Decrease	Six Months Ended December 31,		% Decrease
	2008	2007		2008	2007
Bookings	$8,231	$10,103	(19)%	$17,996	$34,241	(47)%
Revenues	12,223	14,419	(15)%	25,903	28,651	(10)%
Segment earnings	2,479	2,842	(13)%	5,156	5,744	(10)%

Bookings for the second quarter of fiscal 2009 for Near-Infrared Optics decreased 19% to $8,231,000 from $10,103,000 in the second quarter of last fiscal year. The decrease in bookings for the three months ended December 31, 2008 compared to the same period last fiscal year was primarily driven by a decrease in non-military customer orders as a result of the general economic environment. Bookings for the six months ended December 31, 2008 decreased 47% to $17,996,000 as compared to $34,241,000 for the same period last fiscal year due primarily to the anticipated decrease of the segment’s UV Filter product line order rate. During the six months ended December 31, 2007 the segment received an order of $13.5 million for these products. In addition, bookings for the six months ended December 31, 2008 was negatively impacted by a decrease in non-military customer orders as a result of the general economic environment.

Revenues for the second quarter of fiscal 2009 for Near-Infrared Optics decreased 15% to $12,223,000 compared to $14,419,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2008 decreased 10% to $25,903,000 compared to $28,651,000 for the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2008 compared to the same periods last fiscal year was due to the reduction in the shipment rates of the segments UV Filter product line. The revenue decrease was somewhat offset by increased non-UV Filter military product shipments. The segment is anticipating that non-UV Filter military product line will remain strong for the balance of the current fiscal year while its industrial based product will see further decrease in demand as a result of the current economic environment.

Segment earnings for the second quarter of fiscal 2009 decreased 13% to $2,479,000 from $2,842,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2008 decreased 10% to $5,156,000 from $5,744,000 for the same period last fiscal year. The decrease in segment earnings for the three and six months ended December 31, 2008 compared to the same periods last fiscal year is primarily due to the reduction in margin realized on less revenues from its UV Filter product line.

Military & Materials ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2008	2007		2008	2007
Bookings	$12,823	$18,949	(32)%	$24,455	$30,515	(20)%
Revenues	13,541	12,239	11%	29,000	24,216	20%
Segment earnings	1,006	2,251	(55)%	3,887	3,770	3%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the second quarter of fiscal 2009 for Military & Materials decreased 32% to $12,823,000 compared to $18,949,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2008 decreased 20% to $24,455,000 as compared to $30,515,000 for the same period last fiscal year. The decrease in bookings for the three and six months ended December 31, 2008 compared to the same periods last fiscal year was primarily due to lower bookings at PRM operations as a result of a reduction in the market prices of selenium and tellurium, two raw materials that the Company refines and sells, as well as a reduction in demand of selenium related to a decrease in steel and glass production. The decrease in bookings at PRM was partially offset by EEO experiencing increased bookings for its core military windows and component products for both the three and six month periods ended December 31, 2008.

Revenues for the second quarter of fiscal 2009 for Military & Materials increased 11% to $13,541,000 compared to $12,239,000 in the second quarter last fiscal year. Revenues for the six months ended December 31, 2008 increased 20% to $29,000,000 compared to $24,216,000 for the same period last fiscal year. The increase in revenues during the three and six month periods ended December 31, 2008 compared to the same periods last fiscal year was from contributions at both EEO and PRM. EEO experienced increased revenues for the three and six month periods ended December 31, 2008 due to increased volume of shipments for its core military products. The increase in revenues from the segment’s PRM business unit resulted from the continued increased expansion of its raw materials procurement supply chain allowing PRM to increase its sales volume of its two significant products; selenium and tellurium.

Segment earnings for the second quarter of fiscal 2009 for Military & Materials decreased 55% to $1,006,000 compared to segment earnings of $2,251,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2008 increased 3% to $3,887,000 compared to segment earnings of $3,770,000 for the same period last fiscal year. The decrease in segment earnings for the three months ended December 31, 2008 compared to the same period last fiscal year was due to PRM recording a write-down of approximately $1.0 million of selenium inventory. During the quarter ended December 31, 2008, the market price of selenium fell by approximately 30% which required PRM to write-down their inventory to the lower market value. The increase in segment earnings for the six months ended December 31, 2008 compared to the same period last fiscal year was primarily due to incremental margins realized on the 20% increase in the segment’s revenues offset by the selenium inventory write-down for the quarter ended December 31, 2008.

Compound Semiconductor Group ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2008	2007		2008	2007
Bookings	$12,807	$10,502	22%	$25,527	$20,148	27%
Revenues	14,460	11,758	23%	29,857	23,024	30%
Segment earnings	853	1,645	(48)%	2,544	2,984	(15)%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, the Wide Bandgap Group (WBG) and the Worldwide Materials Group (WMG).

Bookings for the second quarter of fiscal 2009 for the Compound Semiconductor Group increased 22% to $12,807,000 compared to $10,502,000 in the second quarter of last fiscal year. The increase in bookings for the three months ended December 31, 2008 compared to the same period last fiscal year was due to the receipt of product orders received at the WBG group from certain Japanese OEM’s and the U.S. Department of Defense. Bookings for the six months ended December 31, 2008 increased 27% to $25,527,000 compared to $20,148,000 for the same period last year. The increase in bookings for the six months ended December 31, 2008 compared to the same period last fiscal year was due to the increased booking activity at the WBG group as described above. In addition, Marlow recorded a 24% increase in bookings for that period. The increased booking activities at Marlow were received from its customer base in the defense, medical and industrial markets.

Revenues for the second quarter of fiscal 2009 for the Compound Semiconductor Group increased 23% to $14,460,000 compared to $11,758,000 for the same period last year. Revenues for the six months ended December 31, 2008 increased 30% to $29,857,000 compared to $23,024,000 for the same period last year. The increase in revenues for the three and six months ended December 31, 2008 compared to the same periods last fiscal year was driven by increased sales volume at Marlow related to its product offerings to the defense, medical and industrial markets. Marlow is anticipating its revenues from its defense customers to continue to increase in fiscal year 2009 offset by some anticipated decrease in the order rate in the medical and industrial markets it serves.

Segment earnings for the second quarter of fiscal 2009 decreased 48% to $853,000 compared to $1,645,000 for the same period of last year. Segment earnings for the six months ended December 31, 2008 decreased 15% to $2,544,000 compared to segment earnings of $2,984,000 for the same period last fiscal year. The decrease in segment earnings for the three and six months ended December 31, 2008 compared to the same periods last fiscal year was due to several factors, including lower external contract research and development revenue at the segment’s WBG group which historically carries a higher profit margin than manufacturing profit margins. During the three and six month periods ended December 31, 2008, the segment’s WMG group significantly reduced its external research and development efforts and was unable to transfer its operating costs assisting the Company’s other operating segments due to the Company’s lower external contract activities.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2009 was $31,008,000 or 43% of net sales compared to $29,493,000 or 43% of net sales for the same period last fiscal year. Manufacturing gross margins for the six months ended December 31, 2008 was $67,790,000 or 43% of net sales compared to $57,441,000 or 42% of net sales for the same period last fiscal year. The improvement in manufacturing gross margin for the six months ended December 31, 2008 compared to the same period last fiscal year was primarily due to the incremental gross margin on the 13% revenue increase during the same periods. The Infrared Optics’ gross margin improved in the three and six month periods ended December 31, 2008 due to increased zinc material growth capacity and yields. Gross margins were negatively impacted during the three months ended December 31, 2008 compared to the same period last fiscal year due to PRM’s $1.0 million write-down of selenium inventory to the lower of cost or market.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2009 was $362,000 or 18% of research and development revenues compared to a gross margin of $932,000 or 25% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2008 was $941,000 or 20% of research and development revenue compared to a gross margin of $1,619,000 or 23% for research and development revenue for the same period last fiscal year. The decrease in contract research and development gross margin during the three and six months ended December 31, 2008 compared to the same period last fiscal year was primarily due to lower contract activity at EEO and WBG as evidenced by the 48% and 31% decline in contract revenues for both the three and six months ended December 31, 2008, respectively, compared to the same periods last fiscal year. The reduction in contract activity at EEO is the result of the transition of the Joint Strike Fighter Electro Optical Targeting System from a development phase to production.

Company-funded internal research and development expenses for the second quarter of fiscal 2009 were $3,116,000 or 4% of revenue compared to $1,672,000 or 2% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2008 were $6,307,000 or 4% of revenues compared to $3,396,000 or 2% of revenues for the same period last fiscal year. The increase in Company-funded internal research and development expense for the three and six months ended December 31, 2008 compared to the same periods last fiscal year was primarily attributed to increased internal research and development efforts in the Company’s Compound Semiconductor Group. During the current fiscal year, WBG has been focusing its efforts on improvements in crystal growth processes to enable production of larger diameter silicon carbide wafers. In addition, the Company had less external contract research and development activities in the current fiscal year as noted above which resulted in less internal research and development costs being allocated to external contract activities.

Selling, general and administrative expenses for the second quarter of fiscal 2009 were $14,199,000 or 19% of revenues compared to $14,192,000 or 20% of revenues for the same period last fiscal year. The decrease in selling, general and administrative expenses as a percentage of revenues for the three months ended December 31, 2008 compared to the same period last fiscal year was due to world-wide cost containment efforts. During the three months ended December 31, 2008, the Company reversed certain discretionary bonus expenses recorded in the first quarter of the current year due to the current economic environment. Selling, general and administrative expenses for the six months ended December 31, 2008 were $30,747,000 or 19% of revenues compared to $27,976,000 or 20% of revenues for the same period last fiscal year. The increase in selling, general and administrative expense during the six months ended December 31, 2008 compared to the same period last fiscal year expressed in dollars is primarily due to the increased overhead requirements supporting the higher revenue levels of the Company. In addition, the acquisition of HIGHYAG increased selling, general and administrative expenses by approximately $1.2 million for the six months ended December 31, 2008.

Interest expense for the second quarter of fiscal 2009 was $57,000 compared to $70,000 for the same period last fiscal year. For the six months ended December 31, 2008 interest expense was $82,000 compared to $194,000 for the same period last fiscal year. The decrease in interest expense for the three and six months ended December 31, 2008 compared to the same period last fiscal year was due to the Company’s lower weighted average borrowings and lower interest rates.

Other expense, net for the three months ended December 31, 2008 was $2,877,000 compared to other income, net of $1,035,000. Other expense, net for the six months ended December 31, 2008 was $2,675,000 compared to other income, net of $1,900,000 for the same period last fiscal year. During the three and six months ended December 31, 2008 the Company recorded foreign currency losses of approximately $2.9 million and $3.4 million, respectively, compared to foreign currency gains of approximately $0.5 million and $0.8 million for the three and six months ended December 31, 2007, respectively, due to unfavorable movement of the U.S. dollar relative to the Company’s foreign subsidiaries’ functional currencies including the Japanese Yen, the British Pound and the Euro. Other expense, net was offset by interest income on excess cash reserves and equity earnings on the Company’s equity investments which, combined, was approximately $0.5 million and $1.5 million for the three and six months ended December 31, 2008, respectively, compared to $0.9 million and $1.6 million for the three and six months ended December 31, 2007, respectively.

During the quarter and six months ended December 31, 2007, the Company sold its equity investment in a Canadian company for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million.

The Company’s year-to-date effective income tax rate is 10.6% compared to an effective income tax rate of 33.8% for the same period in fiscal 2008. The lower income tax rate in the current fiscal year is the result of the company recording a favorable income tax benefit of approximately $4.7 million in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” relating to the reversal of unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain of the Company’s foreign locations. The net favorable impact of these income tax changes during the current fiscal year ended December 31, 2008 was approximately $3.6 million. The higher effective income tax rate for the prior year was primarily due to the United States income taxes on the gain from the sale of the equity investment.

Discontinued Operation

The Company announced its intention to sell its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc. eV PRODUCTS was previously reported in the Compound Semiconductor Group. Results for the three and six months ended December 31, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. During the three and six months ended December 31, 2008, eV PRODUCTS recorded revenues of $2,574,000 and $4,942,000, respectively, compared to $1,922,000 and $3,501,000, respectively, for the three and six months ended December 31, 2007. Earnings (loss) before income taxes for the three and six months ended December 31, 2008 were $34,000 and ($4,000), respectively, and ($479,000) and $1,170,000, respectively, for the three and six months ended December 31, 2007.

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

Sources (uses) of Cash: ($000’s)

	Six Months Ended December 31,
	2008	2007
Net cash provided by continuing operating activities	$12,916	$27,143
Proceeds from sale of equity investment	—	30,236
Proceeds from exercise of stock options	1,574	1,581
Net borrowings (payments) on short-term and long-term borrowings	5,000	(11,749)
Additions to property, plant and equipment	(9,255)	(8,631)
Investment in unconsolidated business	(4,834)	—
Purchases of treasury stock	(12,880)	(594)

In the first six months of fiscal 2009, cash provided by continuing operations was approximately $12.9 million. The increase in cash was driven by the Company’s net earnings of approximately $25.9 million, depreciation and amortization of $7.7 million, share-based compensation expense of $2.6 million, foreign currency losses of $3.4 million and a decrease in accounts receivable of $9.1 million. The increase in cash was offset by working capital requirements including an increase in inventories of $10.8 million, income taxes of $8.6 million, accounts payable of $5.3 million, other net operating assets of $6.6 million, deferred income taxes of $2.3 million, non-cash earnings from the Company’s equity investment of $1.0 million and a use of cash for excess tax benefits from share-based compensation of $1.3 million.

Net cash used in investing activities from continuing operations during the first six months of fiscal 2009 of approximately $11.7 million was primarily for expenditures for property, plant and equipment of $9.3 million, investment in an unconsolidated business of $4.8 million and payments on deferred purchase price arrangements on the previous year’s acquisition of $0.8 million offset by $3.0 redemption in marketable securities.

Net cash used in financing activities from continuing operations of approximately $5.1 million was primarily for the purchase of treasury stock of $12.9 million offset by net borrowing on long-term debt of $5.0 million, proceeds from the exercise of stock options of $1.6 million and $1.3 million of cash provided by excess tax benefits from share-based compensation.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit facility was 2.5% and 5.7% for six months ended December 31, 2008 and 2007, respectively. The Company had available $54.3 million and $59.3 million under its line of credit as of December 31, 2008 and June 30, 2008, respectively.

Our cash position, borrowing capacity and debt obligations are as follows:

	December 31, 2008	June 30, 2008
Cash and cash equivalents	$68,408	$69,835
Available borrowing capacity	54,300	59,300
Total debt obligations	9,402	3,791

On October 23, 2008 the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the quarter ended December 31, 2008, the Company completed this repurchase program by purchasing 500,000 shares of its Common Stock for $12.9 million.

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, and internal growth for fiscal year 2009. As a result of the current world-wide economic decline, the Company is anticipating reducing its capital expenditures and other discretionary spending for the remainder of the current fiscal year and into fiscal year 2010.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2008.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s)
Long-Term Debt Obligations	$9,402	$—	$5,000	$4,402	$—
Interest Payments(1)	437	165	261	11	—
Capital Lease Obligations	5	5	—	—	—
Operating Lease Obligations	20,961	2,367	4,645	2,220	11,729
Purchase Obligations	21,911	17,245	3,245	1,421	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$52,716	$19,782	$13,151	$8,054	$11,729

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2008.

The gross unrecognized income tax benefits under FIN 48 at December 31, 2008 which are excluded from the table above are $2.5 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company also has transactions denominated in Euros and British Pounds. During the three and six months ended December 31, 2008, the Company recognized approximately $2.9 million and $3.4 million, respectively, of foreign currency losses. These losses primarily were due to (a) the movement for tax and cash planning purposes of U.S. dollar-denominated funds into countries where the functional currency is the local currency, (b) a substantial weakening of the U.S. dollar against the Japanese Yen resulting in losses from the Company’s non-speculative foreign currency forward exchange contracts, and (c) the remeasurement of U.S. dollar denominated obligations and receivables of the Company’s foreign sales and marketing subsidiaries.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 400 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.2 million to an increase of $1.6 million for the six months ended December 31, 2008.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.3 million and $0.4 million for the three and six months ended December 31, 2008, respectively and $0.9 million and $1.7 million for the three and six months ended December 31, 2007.

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

Interest Rate Risks

As of December 31, 2008, the total borrowings of $9.4 million included $5.0 million under the Company’s line of credit and a $4.4 million loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the three and six months ended December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Kramer and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Various changes in general economic conditions may affect the industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturns. World-wide economic conditions have recently deteriorated significantly and may remain depressed, or could worsen, in the foreseeable future. These conditions may have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products. If these conditions persist or worsen, our results of operations and financial condition could be materially adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams(1)
October 1, 2008 to October 31, 2008	350,000	$24.91	350,000	150,000
November 1, 2008 to November 30, 2008	150,000	$27.74	150,000	—
December 1, 2008 to December 31, 2008	—	—	—	—

Total	500,000	$25.76	500,000

(1)

A share repurchase program for up to 500,000 shares was approved by the Board of Directors and announced on October 23, 2008. As of December 31, 2008, the Company had completed its repurchase program by purchasing 500,000 shares of its Common Stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2008, the Company held its annual meeting of shareholders. The two matters voted upon at the annual meeting were (1) the election of three directors for a term to expire in 2011 and (2) the ratification of the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Each of the nominees for director was elected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Carl J. Johnson	21,804,734	6,323,376	28,128,110
Thomas E. Mistler	25,652,922	2,475,188	28,128,110
Joseph J. Corasanti, Jr.	26,873,778	1,254,332	28,128,110

The total number of votes cast on the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009 was 28,128,110 with 28,035,437 votes for, 81,530 votes against and 11,143 votes abstaining.

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

II-VI INCORPORATED
(Registrant)

Date: February 9, 2009	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 9, 2009	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.