Form 10-Q
period 2009-03-31
II-VI INC
filed 2009-05-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 4, 2009, 29,525,931 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2009	June 30, 2008
Assets
Current Assets
Cash and cash equivalents	$83,513	$69,835
Marketable securities	—	3,000
Accounts receivable – less allowance for doubtful accounts of $886 at March 31, 2009 and $1,170 at June 30, 2008	38,757	55,866
Inventories	80,444	69,642
Deferred income taxes	10,701	8,943
Prepaid and refundable income taxes	636	5,368
Prepaid and other current assets	4,523	5,386
Assets held-for-sale	7,126	8,229

Total Current Assets	225,700	226,269

Property, plant & equipment, net	87,031	86,331
Goodwill	25,945	26,531
Other intangible assets, net	12,529	13,268
Investments	9,491	3,665
Other assets	4,479	4,862

Total Assets	$365,175	$360,926

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10,614	$16,412
Accrued salaries and wages	5,635	5,962
Accrued bonuses	5,560	10,342
Accrued profit sharing contribution	2,270	3,393
Other accrued liabilities	7,349	8,439
Liabilities held-for-sale	2,304	1,977

Total Current Liabilities	33,732	46,525
Long-term debt	6,060	3,791
Deferred income taxes	4,377	5,210
Unrecognized tax benefits	2,695	8,842
Other liabilities	5,304	6,432

Total Liabilities	52,168	70,800
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,752,504 shares at March 31, 2009; 32,605,504 shares at June 30, 2008	88,361	81,585
Accumulated other comprehensive income	1,949	3,576
Retained earnings	250,989	220,325

	341,299	305,486

Treasury stock, at cost, 3,229,133 shares at March 31, 2009 and 2,727,910 shares at June 30, 2008	28,292	15,360

Total Shareholders’ Equity	313,007	290,126

Total Liabilities and Shareholders’ Equity	$365,175	$360,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Net sales:
Domestic	$35,506	$40,351
International	26,339	37,877

	61,845	78,228
Contract research and development	2,266	2,728

Total Revenues	64,111	80,956

Costs, Expenses and Other Expense (Income)
Cost of goods sold	40,066	45,574
Contract research and development	1,358	2,085
Internal research and development	1,612	1,992
Selling, general and administrative	13,554	15,722
Interest expense	68	22
Other expense (income), net	(1,460)	(654)

Total Costs, Expenses, and Other Expense (Income)	55,198	64,741

Earnings from Continuing Operations Before Income Taxes	8,913	16,215

Income Taxes	2,177	2,862

Earnings from Continuing Operations	6,736	13,353

Loss from Discontinued Operation, Net of Income Taxes	(1,926)	(305)

Net Earnings	$4,810	$13,048

Basic Earnings (Loss) Per Share:
Continuing operations	$0.23	$0.45
Discontinued operation	$(0.07)	$(0.01)
Total	$0.16	$0.44

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.23	$0.44
Discontinued operation	$(0.06)	$(0.01)
Total	$0.16	$0.43

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2009	2008
Revenues
Net sales:
Domestic	$116,676	$113,392
International	102,431	101,338

	219,107	214,730
Contract research and development	7,048	9,652

Total Revenues	226,155	224,382

Costs, Expenses and Other Expense (Income)
Cost of goods sold	129,538	124,634
Contract research and development	5,199	7,391
Internal research and development	7,919	5,388
Selling, general and administrative	44,301	43,698
Interest expense	150	216
Other expense (income), net	1,215	(2,554)
Gain on sale of equity investment, pre-tax	—	(26,455)

Total Costs, Expenses, and Other Expense (Income)	188,322	152,318

Earnings from Continuing Operations Before Income Taxes	37,833	72,064

Income Taxes	5,240	21,722

Earnings from Continuing Operations	32,593	50,342

Loss from Discontinued Operation, Net of Income Taxes	(1,929)	(912)

Net Earnings	$30,664	$49,430

Basic Earnings (Loss) Per Share:
Continuing operations	$1.10	$1.70
Discontinued operation	$(0.06)	$(0.03)
Total	$1.03	$1.67

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.08	$1.65
Discontinued operation	$(0.06)	$(0.03)
Total	$1.02	$1.62

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net earnings	$30,664	$49,430
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of income taxes	1,929	912
Depreciation	10,281	10,993
Amortization	954	1,041
Share-based compensation expense	3,799	2,922
Gain on sale of equity investment	—	(26,455)
Loss (gain) on foreign currency remeasurements and transactions	1,954	(998)
Income from unconsolidated businesses	(974)	—
Deferred income taxes	(2,547)	(3,975)
Excess tax benefits from share-based compensation expense	(1,252)	(2,601)
Loss on disposal of property, plant and equipment	885	34
Increase (decrease) in cash from changes in:
Accounts receivable	13,281	1,188
Inventories	(12,692)	(4,430)
Accounts payable	(5,627)	(681)
Income taxes	205	4,449
Accrued other current liabilities	(6,613)	(558)
Other operating net assets	792	1,532

Net cash provided by (used in):
Continuing operations	35,039	32,803
Discontinued operation	(69)	(495)

Net cash provided by operating activities	34,970	32,308

Cash Flows from Investing Activities
Redemption of marketable securities	3,000	—
Proceeds from sale of equity investment	—	30,236
Dividend from equity investment	—	366
Proceeds from sale of property, plant and equipment	72	36
Additions to property, plant and equipment	(12,284)	(12,404)
Purchase of business, net of cash acquired	—	(3,806)
Investment in unconsolidated business	(4,853)	—
Payments on deferred purchase price of businesses	(913)	(295)

Net cash (used in) provided by:
Continuing operations	(14,978)	14,133
Discontinued operation	(229)	(1,504)

Net cash (used in) provided by investing activities	(15,207)	12,629

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,673	2,591
Excess tax benefits from share-based compensation expense	1,252	2,601
Proceeds from long-term borrowings	7,000	3,000
Payments on long-term borrowings	(5,009)	(14,694)
Payments on short-term borrowings	—	(55)
Purchase of treasury stock	(12,880)	(5,865)

Net cash used in financing activities	(7,964)	(12,422)

Effect of exchange rate changes on cash and cash equivalents	1,879	(3,001)

Net increase in cash and cash equivalents	13,678	29,514

Cash and Cash Equivalents at Beginning of Period	69,835	32,618

Cash and Cash Equivalents at End of Period	$83,513	$62,132

Cash paid for interest	$136	$269

Cash paid for income taxes, net of refunds	$7,546	$19,823

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
BALANCE – JUNE 30, 2008	32,606	$81,585	$3,576	$220,325	(2,728)	$(15,360)	$290,126

Shares issued under stock option and performance share plans	147	1,673	—	—	—	—	1,673
Share-based compensation expense	—	3,799	—	—	—	—	3,799
Net earnings	—	—	—	30,664	—	—	30,664
Purchase of treasury stock	—	—	—	—	(500)	(12,880)	(12,880)
Treasury stock under deferred compensation arrangements	—	52	—	—	(1)	(52)	—
Excess tax benefit under SFAS 123(R)	—	1,252	—	—	—	—	1,252
Other comprehensive loss, net of tax	—	—	(1,627)	—	—	—	(1,627)

BALANCE – MARCH 31, 2009	32,753	$88,361	$1,949	$250,989	(3,229)	$(28,292)	$313,007

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three and nine month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The consolidated results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year periods have been reclassified to conform to the current period presentation. The June 30, 2008 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Discontinued Operation

On April 4, 2008 the Company announced its intention to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc. This business was previously reported in the Compound Semiconductor Group for segment reporting. Because the Company intends to sell the business, the assets and liabilities of the eV PRODUCTS business are now reported separately as held-for-sale on the Condensed Consolidated Balance Sheets. Prior periods have been previously restated to present this business on a discontinued operation basis. The revenues and loss before taxes for eV PRODUCTS included in the discontinued operation are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues	$2,175	$1,614	$7,117	$5,115

Loss before income taxes, including estimated pre-tax loss of $2,984 on disposal for the three and nine months ended March 31, 2009	$(3,148)	$(811)	$(3,152)	$(1,977)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (“SFAS 159”). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of July 1, 2009, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting this statement.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which required enhanced disclosures on the effect of derivatives on a company’s financial statements. This Statement is effective for the Company’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Note D - Acquisitions, Investments and Divestures

HIGHYAG Lasertechnologie GmbH

In January 2008, the Company acquired a 74.9% equity interest in HIGHYAG Lasertechnologie GmbH (HIGHYAG) for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications. The financial results of HIGHYAG are included since January 2008 in the Condensed Consolidated Statements of Earnings.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. Fixed and contingent payments are due for the remaining purchase price and are estimated to be approximately $1.6 million and will be paid in Euros. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition. ($000)

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

Fuxin Electronic Technology Company

In March 2007, the Company acquired for $3.6 million a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. During the nine months ended March 31, 2009, the Company’s pro-rata share of earnings from this investment was $1.0 million, and is recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings. The pro-rata share of earnings from this investment during the three months ended March 31, 2009 was insignificant.

Sale of Equity Investment

During the quarter ended December 31, 2007, the Company sold its entire 36% equity investment in a Canadian company and supplier to the Company for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. This investment was included within the Compound Semiconductor Group and was accounted for under the equity method of accounting. The following table summarizes the reconciliation of the pre-tax gain to the after-tax gain on the sale of this investment. ($000)

Nine Months Ended March 31, 2008
Gain on sale of equity investment, pre-tax	$26,455
Income taxes on gain	(10,542)

Gain on sale of equity investment, after-tax	$15,913

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	March 31, 2009	June 30, 2008
Billed
Completed Contracts	$73	$127
Contracts in Progress	1,383	549

	1,456	676
Unbilled	1,571	1,526

	$3,027	$2,202

Note F - Inventories

The components of inventories were as follows ($000):

	March 31, 2009	June 30, 2008
Raw materials	$32,892	$22,510
Work in progress	25,569	23,467
Finished goods	21,983	23,665

	$80,444	$69,642

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	March 31, 2009	June 30, 2008
Land and land improvements	$1,997	$1,968
Buildings and improvements	52,772	50,914
Machinery and equipment	128,857	118,900
Construction in progress	7,222	8,612

	190,848	180,394

Less accumulated depreciation	(103,817)	(94,063)

	$87,031	$86,331

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the nine months ended March 31, 2009 ($000):

Nine Months Ended March 31, 2009
Balance – Beginning of Period	$26,531
Foreign currency translation	(586)

Balance – End of Period	$25,945

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events of changes in circumstances indicate that goodwill might be impaired.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2009 and June 30, 2008 were as follows ($000):

	March 31, 2009			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,205	$(3,380)	$2,825	$6,284	$(2,927)	$3,357
Trademarks	7,491	(646)	6,845	7,491	(590)	6,901
Customer Lists	6,380	(3,528)	2,852	6,338	(3,343)	2,995
Other	1,377	(1,370)	7	1,391	(1,376)	15

Total	$21,453	$(8,924)	$12,529	$21,504	$(8,236)	$13,268

Amortization expense recorded on these intangible assets was $0.4 million and $1.0 million, for the three and nine months ended March 31, 2009, respectively, and was $0.3 million and $1.0 million for the three and nine months ended March 31, 2008, respectively. During the three months ended March 31, 2009, in connection with the Company’s recent formation of its sales and distribution office in Italy, the Company acquired an intangible asset, consisting of a customer list for approximately $0.4 million from its former distributor in Italy. The acquired customer list is being amortized over ten years. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At March 31, 2009, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2009	$334
2010	1,296
2011	1,243
2012	1,173
2013	925

Note I - Debt

The components of debt were as follows ($000):

	March 31, 2009	June 30, 2008
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50%	$2,500	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,560	3,791

Total debt	6,060	3,791
Current portion of long-term debt	—	—

Long-term debt, less current portion	$6,060	$3,791

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

The weighted average interest rate of borrowings was 2.2% and 4.4% for the nine months ended March 31, 2009 and 2008, respectively. The Company had available $56.8 million and $59.3 million under its line of credit as of March 31, 2009 and June 30, 2008, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2009 and June 30, 2008, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through June 2012. At March 31, 2009 and June 30, 2008, the Company had 350 million Yen and 400 million Yen borrowed under the Yen loan, respectively. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.78% at March 31, 2009 and 1.03% at June 30, 2008.

Note J - Income Taxes

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of this new accounting principle, the Company increased the liability for net unrecognized tax benefits by $2.2 million, and accounted for the increase as a cumulative effect of a change in accounting principles that resulted in a decrease to retained earnings of $2.2 million.

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008, the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of March 31, 2009, the gross unrecognized income tax benefits were $2.7 million. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. If recognized, approximately $2.5 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of March 31, 2009, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

Fiscal years 2007 to 2008 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2008 remain open to examination by certain state jurisdictions, and fiscal years 2003 to 2008 remain open to examination by certain foreign taxing jurisdictions.

Note K - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 840,000 and 252,000 for the three and nine months ended March 31, 2009, respectively, because they were antidilutive. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were antidilutive, were immaterial for the three and nine months ended March 31, 2008 (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Earnings from continuing operations	$6,736	$13,353	$32,593	$50,342
Loss from discontinued operation	(1,926)	(305)	(1,929)	(912)

Net earnings	4,810	13,048	30,664	49,430
Divided by:
Weighted average shares	29,520	29,692	29,714	29,661

Basic earnings from continuing operations per common share	$0.23	$0.45	$1.10	$1.70
Basic loss from discontinued operation per common share	$(0.07)	$(0.01)	$(0.06)	$(0.03)
Basic earnings per common share	$0.16	$0.44	$1.03	$1.67

Earnings from continuing operations	$6,736	$13,353	$32,593	$50,342
Loss from discontinued operation	(1,926)	(305)	(1,929)	(912)

Net earnings	4,810	13,048	30,664	49,430
Divided by:
Weighted average shares	29,520	29,692	29,714	29,661
Dilutive effect of common stock equivalents	180	896	433	775

Diluted weighted average common shares	29,700	30,588	30,147	30,436

Diluted earnings from continuing operations per common share	$0.23	$0.44	$1.08	$1.65
Diluted loss from discontinued operation per common share	$(0.06)	$(0.01)	$(0.06)	$(0.03)
Diluted earnings per common share	$0.16	$0.43	$1.02	$1.62

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net earnings	$4,810	$13,048	$30,664	$49,430
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $(441) and $(213), respectively, for the three and nine months ended March 31, 2009, and $278 and $1,182, respectively, for the three and nine months ended March 31, 2008.	(2,220)	1,538	(1,627)	2,826

Comprehensive income	$2,590	$14,586	$29,037	$52,256

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials (“WBG”) group and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company intends to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS. eV PRODUCTS was previously reported in the Compound Semiconductor Group. Segment information for all periods presented have been restated to exclude eV PRODUCTS as this is accounted for as a discontinued operation.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K and Italy. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG brand name.

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K and Italy. The Near-Infrared Optics segment is directed by a general manager. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG lasers, YLF lasers and UV Filter components.

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

The Compound Semiconductor Group is located in the U.S., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Vice President. In the Compound Semiconductor Group segment, Marlow designs and manufacturers thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG group directs the corporate research and development initiatives.

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

The following table summarizes selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$27,785	$9,602	$14,068	$12,656	$—	$64,111
Inter-segment revenues	258	47	591	1,093	(1,989)	—
Segment earnings	4,369	647	1,224	1,281	—	7,521
Interest expense	—	—	—	—	—	(68)
Other income, net	—	—	—	—	—	1,460
Earnings from continuing operations before income taxes	—	—	—	—	—	8,913

Depreciation and amortization	1,845	676	375	637	—	3,533
Segment assets	213,040	37,385	44,233	63,391	—	358,049
Expenditures for property, plant and equipment	1,516	203	1,074	236	—	3,029
Equity investment	9,455	—	—	—	—	9,455
Goodwill	$9,790	$1,927	$3,914	$10,314	$—	$25,945

	Three Months Ended March 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$41,004	$14,769	$11,975	$13,208	$—	$80,956
Inter-segment revenues	295	90	57	1,917	(2,359)	—
Segment earnings	10,200	2,705	1,415	1,263	—	15,583
Interest expense	—	—	—	—	—	(22)
Other income, net	—	—	—	—	—	654
Earnings from continuing operations before income taxes	—	—	—	—	—	16,215

Depreciation and amortization	1,723	659	341	1,117	—	3,840
Segment assets	186,980	41,412	35,058	61,111	—	324,561
Expenditures for property, plant and equipment	2,335	549	429	460	—	3,773
Equity investment	3,615	—	—	—	—	3,615
Goodwill	$10,562	$1,927	$3,914	$10,314	$—	$26,717

	Nine Months Ended March 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$105,069	$35,505	$43,068	$42,513	$—	$226,155
Inter-segment revenues	1,039	199	2,073	3,665	(6,976)	—
Segment earnings	24,459	5,803	5,111	3,825	—	39,198
Interest expense	—	—	—	—	—	(150)
Other expense, net	—	—	—	—	—	(1,215)
Earnings from continuing operations before income taxes	—	—	—	—	—	37,833

Depreciation and amortization	5,718	2,185	1,151	2,181	—	11,235
Expenditures for property, plant and equipment	5,773	1,400	2,664	2,447	—	12,284

	Nine Months Ended March 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$108,539	$43,420	$36,191	$36,232	$—	$224,382
Inter-segment revenues	853	364	117	6,111	(7,445)	—
Segment earnings	25,388	8,444	5,183	4,256	—	43,271
Interest expense	—	—	—	—	—	(216)
Other income, net	—	—	—	—	—	29,009
Earnings from continuing operations before income taxes	—	—	—	—	—	72,064

Depreciation and amortization	5,153	2,138	1,193	3,550	—	12,034
Expenditures for property, plant and equipment	7,715	1,475	1,263	1,951	—	12,404

Note N - Share-Based Compensation

The Company records share-based compensation expense pursuant to SFAS No. 123 (revised 2004), (“SFAS 123R”) “Share-Based Payment.” SFAS 123(R) requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Under the provisions of SFAS 123(R), the Company recorded $1.2 million and $3.8 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2009, respectively, and $0.8 million and $2.9 million for the three and nine months ended March 31, 2008, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three and nine months ended March 31, 2009, the weighted-average fair values of options granted under the stock option plan were $8.80 and $17.86, respectively, and $12.66 and $13.03 for the three and nine months ended March 31, 2008, respectively, per option using the following assumptions:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Risk free interest rate	1.97%	2.69%	2.91%	3.87%
Expected volatility	44%	39%	41%	40%
Expected life of options	5.82 years	5.86 years	5.82 years	5.86 years
Dividend yield	None	None	None	None

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

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the Company’s 2005 Omnibus Incentive Plan. At March 31, 2009, the Company had two separate performance share grants covering the periods from July 2007 to June 2009 and July 2008 to June 2010. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.2 million and $3.8 million share-based compensation expense for the three and nine months ended March 31, 2009 was $0.2 million and $0.3 million, respectively, of expense attributable to performance shares. Included in the $0.8 million and $2.9 million share-based compensation expense for the three and nine months ended March 31, 2008 was $0.1 million and $0.5 million, respectively, of expense attributed to the performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. At March 31, 2009 the Company did not have any outstanding foreign currency forward exchange contracts. At June 30, 2008 the Company had outstanding contracts with a contract value of $8.1 million. The Company does not account for these contracts as hedges as defined by SFAS No. 133 and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.4 million for the three months ended March 31, 2009 and decreased net earnings by $0.1 million for the nine months ended March 31, 2009. The change in the fair value of these contracts was insignificant for the three and nine months ended March 31, 2008.

Note P - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve which is a component of other accrued liabilities as of and for the nine months ended March 31, 2009 ($000).

Nine Months Ended March 31, 2009
Balance – Beginning of Period	$777
Expense and write-offs, net	(39)

Balance – End of Period	$738

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

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104—“Revenue Recognition in Financial Statements” (“SAB 104”) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2009 was approximately $0.9 million and $0.7 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SAB 104, and that we have adequately considered the requirements of SFAS No. 48 “Revenue Recognition When Right of Return Exists” (SFAS 48).

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

The Company had previously announced its intention to sell its x-ray and gamma-ray radiation, sensor business eV PRODUCTS, Inc. eV PRODUCTS was previously reported in the Compound Semiconductor Group for segment reporting. Management’s Discussion and Analysis information for all periods presented herein exclude eV PRODUCTS as this business is accounted for as a discontinued operation. In spite of the current world-wide economic environment, the Company and its advisers have identified potential acquirers of eV PRODUCTS and believes it is progressing in its divestiture efforts.

New Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (“SFAS 159”). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of March 31, 2009, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Continuing Operations ($000)

	Three Months Ended March 31,		% Decrease	Nine Months Ended March 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$62,252	$93,735	(34)%	$203,884	$253,156	(19)%
Revenues	64,111	80,956	(21)%	226,155	224,382	1%
Earnings from continuing operations	6,736	13,353	(50)%	32,593	50,342	(35)%
Diluted earnings per share	0.23	0.44	(48)%	1.08	1.65	(35)%

The results of operations include HIGHYAG for the three and nine months ended March 31, 2009 and only three months ended March 31, 2008 as this acquisition was completed in January 2008.

Net earnings from continuing operations for the three months ended March 31, 2009 were $6,736,000 or $0.23 per share-diluted. This compares to net earnings from continuing operations of $13,353,000 or $0.44 per share-diluted for the three months ended March 31, 2008. The decrease in earnings from continuing operations for the three months ended March 31, 2009 compared to the same period last fiscal year was primarily the result of lower margins realized at the Company’s Infrared Optics segment resulting from the reduction of shipments to the segment’s industrial customer base. The Infrared Optics segment revenues decreased $13.2 million or 32% as its industrial customer base retrenched its operations as a result of the current worldwide economic downturn. In addition, earnings from continuing operations were negatively impacted from the Near Infrared Optics segment due to lower shipments of its UV Filter product line as well as writing-off approximately $0.8 million pre-tax of certain equipment of its UV Filter product line due to continued reduction in product demand.

For the nine months ended March 31, 2009, net earnings from continuing operations were $32,593,000 or $1.08 per share-diluted. This compares to net earnings from continuing operations of $50,342,000 or $1.65 per share-diluted for the nine months ended March 31, 2008. During the nine months ended March 31, 2008, the Company sold its equity investment in a Canadian company for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share diluted. In addition to the absence of a gain on sale of equity investment in the nine months ended March 31, 2009, other factors that contributed to lower earnings from continuing operations during the current nine months compared to the same period last year were an overall deterioration of global economies, particularly the worldwide industrial markets which impacted the Company via lower product shipments and lower margins, as well as the items noted above that impacted the current three months financial results. Net earnings from continuing operations for the nine months ended March 31, 2009 were favorably impacted by the recognition of a favorable income tax benefit in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” relating to the reversal of unrecognized income tax benefits resulting from the completion of an Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by additional income tax exposure at certain foreign locations.

Revenues from continuing operations for the third quarter of fiscal 2009 decreased 21% to $64,111,000 compared to $80,956,000 in the third quarter of last fiscal year. The decrease in revenues for the three months ended March 31, 2009 compared to the same period last fiscal year was primarily due to lower volume of shipments from the Infrared Optics segment resulting from a lowering demand from the Company’s industrial customers as a result of the continued deterioration of the worldwide economy. In addition, the Company’s Near-Infrared Optics segment experienced lower revenue volume due to the continued ramp down of its UV Filter product line. Revenues for the nine months ended March 31, 2009 increased 1% to $226,155,000 compared to $224,382,000 from the same period last fiscal year. The increase in revenues for the nine months ended March 31, 2009 compared to the same period last fiscal year was due to increased sales volume at the Company’s EEO, PRM and Marlow business units, which helped offset lower revenues in the Infrared Optics and Near-Infrared Optics segments. Exclusive of PRM, the increase in revenues at EEO and Marlow was attributed to increased shipments to their military customers. The revenue increase at PRM was due to their continued expansion of its raw material product supply chain.

Bookings from continuing operations for the third quarter of fiscal 2009 decreased 34% to $62,252,000 compared to $93,735,000 for the same period last fiscal year. Bookings from continuing operations are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. Bookings from continuing operations for the nine months ended March 31, 2009 decreased 19% to $203,884,000 compared to $253,156,000 for the same period last fiscal year. The decrease in bookings from continuing operations for the three and nine months ended March 31, 2009 compared to the same periods last fiscal year was primarily driven by the worldwide industrial slowdown that has occurred during the Company’s fiscal year 2009 as a result of the worldwide recession. The Infrared Optics segment was significantly impacted by this economic downturn as its bookings for the current three and nine months decreased 48% and 19%, respectively, compared to the same periods last year as this segment’s industrial based customers have either slowed the utilization of their laser systems in their operations or have delayed manufacturing new laser systems. The Company’s PRM bookings were negatively impacted during the three and nine months ended March 31, 2009 compared to the same periods last fiscal year due to a sharp decline in the market prices of selenium and tellurium, two significant products the Company refines and sells based on market-based pricing. In addition, the continued ramp down of the Near-Infrared Optic’s UV Filter product line also negatively contributed approximately $11.0 million in lower bookings during the current fiscal nine months compared to the same period last year.

Bookings, revenues and segment earnings from continuing operations for the Company’s reportable segments are discussed below. Segment earnings from continuing operations differ from income from continuing operations in that segment earnings from continuing operations exclude certain operational expenses included in Other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note M Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings from continuing operations to earnings from continuing operations before income taxes.

Outlook

Demand for the Company’s non-military product offerings are being impacted by global macroeconomic factors. For the remainder of fiscal year 2009, the Company expects the difficult economic conditions to continue. Given this fact, the Company is anticipating lower revenues for the fourth quarter of fiscal year 2009 compared to the recently completed fiscal quarter. The Company is continuing to take actions in light of these economic factors to reduce its operating costs, including layoffs, reduction in overtime, elimination of certain discretionary spending and reductions in capital expenditures.

Infrared Optics ($000)

	Three Months Ended March 31,		% Decrease	Nine Months Ended March 31,		% Decrease
	2009	2008		2009	2008
Bookings	$22,530	$43,607	(48)%	$96,184	$118,124	(19)%
Revenues	27,785	41,004	(32)%	105,069	108,539	(3)%
Segment earnings	4,369	10,200	(57)%	24,459	25,388	(4)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG. The results of operations include HIGHYAG for the three and nine months ended March 31, 2009 and only three months ended March 31, 2008 as this acquisition was completed in January 2008.

Bookings for the third quarter of fiscal 2009 for Infrared Optics decreased 48% to $22,530,000 from to $43,607,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2009 decreased 19% to $96,184,000 from $118,124,000 for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2009, compared to the same periods last fiscal year, was due to the continued weakness in the worldwide industrial markets for which the segment services. Based on data from our customers we believe that laser system utilization within these markets has decreased almost 50% from the prior year, which in turn has lowered demand for the segment’s replacement optics. In addition, bookings from high power laser Original Equipment Manufacturers (OEMs) in Japan and Europe were down significantly as these customers continue to consume inventory and face lower product demand due to decreased laser utilization rates and lower new laser manufacturing. The segment anticipates that the reduced bookings rate will continue for the near-term as OEM and aftermarket customers continue their cautious development and buying habits as a result of the worldwide economic environment. The Company is anticipating an improvement in its business environment to occur sometime in the fiscal year ending June 30, 2010 due to signs of growth from China and the positive impact that the world government’s economic stimulus plans should have on the industrial markets. However it is unclear at this time as to the quarter in which this will occur.

Revenues for the third quarter of fiscal 2009 for Infrared Optics decreased 32% to $27,785,000 from $41,004,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2009 decreased 3% to $105,069,000 from $108,539,000 for the same period last fiscal year. HIGHYAG contributed approximately $2.3 million and $7.5 million of revenues during the three and nine months ended March 31, 2009. The decrease in revenues for the three and nine months ended March 31, 2009 compared to the same periods last fiscal year was due to lower shipment volume to OEM and aftermarket customers worldwide. This lower shipment volume began to occur during the Company’s current year second fiscal quarter and is the direct result of the general deterioration of the industrial markets brought on by the global macroeconomic environment.

Segment earnings for the third quarter of fiscal 2009 decreased 57% to $4,369,000 from $10,200,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2009 decreased 4% to $24,459,000 from $25,388,000 for the same period last fiscal year. The decrease in segment earnings for the three and nine months ended March 31, 2009 compared to the same periods last fiscal year was primarily due to the reduction of margin on the segment’s lower revenues. In addition, the segment has absorbed approximately $0.9 million more share-based compensation expense during the current nine months ended March 31, 2009 compared to the same period last fiscal year. The segment continues to reduce its operating costs to align them with lower product demand.

Near-Infrared Optics ($000)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Decrease
	2009	2008		2009	2008
Bookings	$10,063	$8,332	21%	$28,059	$42,573	(34)%
Revenues	9,602	14,769	(35)%	35,505	43,420	(18)%
Segment earnings	647	2,705	(76)%	5,803	8,444	(31)%

Bookings for the third quarter of fiscal 2009 for Near-Infrared Optics increased 21% to $10,063,000 from $8,332,000 in the third quarter of last fiscal year. The increase in bookings for the three months ended March 31, 2009 compared to the same period last fiscal year was primarily driven by increased non-UV Filter military demand. Bookings for the nine months ended March 31, 2009 decreased 34% to $28,059,000 as compared to $42,573,000 for the same period last fiscal year due primarily to the anticipated decrease of the segment’s UV Filter product line order rate which experienced a $10.9 million or 70% reduction during the current nine months ended March 31, 2009 compared to the same period last fiscal year. In addition to the decrease from the UV Filter product line, the segment also experienced a decrease in bookings from its industrial and medical customers as the demand for these products have slowed as a result of the current economic environment.

Revenues for the third quarter of fiscal 2009 for Near-Infrared Optics decreased 35% to $9,602,000 from $14,769,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2009 decreased 18% to $35,505,000 compared to $43,420,000 for the same respective periods of last fiscal year. The decrease in revenues for the three and nine months ended March 31, 2009 compared to the same period last fiscal year was due to the planned reduction in the shipment volume of the UV Filter product line as well as a general decline in shipments to the segment’s industrial and medical markets.

Segment earnings for the third quarter of fiscal 2009 decreased 76% to $647,000 from $2,705,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2009 decreased 31% to $5,803,000 from $8,444,000 for the same period last fiscal year. The decrease in segment earnings for the three and nine months ended March 31, 2009 compared to the same periods was primarily due to the reduction in margin realized on fewer shipments from its UV Filter, industrial and medical product lines. Segment earnings were also negatively impacted by a $0.8 million write-off of certain equipment of its UV Filter product line due to discontinuation of certain product demand.

Military & Materials ($000)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$13,617	$15,823	(14)%	$38,072	$46,338	(18)%
Revenues	14,068	11,975	17%	43,068	36,191	19%
Segment earnings	1,224	1,415	(13)%	5,111	5,183	(1)%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the third quarter of fiscal 2009 for Military & Materials decreased 14% to $13,617,000 from $15,823,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2009 decreased 18% to $38,072,000 from $46,338,000 for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2009 compared to the same periods last fiscal year was primarily due lower booking levels at the segment’s PRM operations. During the current fiscal year, the market price of selenium and tellurium, two significant raw materials the Company refines and sells, have seen significant reductions in the market price as a result of lower industrial demand for these materials which are used in steel, glass and automobile manufacturing. The lower booking level at PRM was partially offset by increased bookings at EEO for both the three and nine months ended March 31, 2009 compared to the same periods last fiscal year as a result of increased bookings for its core military windows and sapphire product lines.

Revenues for the third quarter of fiscal 2009 for Military & Materials increased 17% to $14,068,000 from $11,975,000 in the third quarter last fiscal year. The increase in revenues during the three months ended March 31, 2009 compared to the same period last fiscal year was due to increased shipments at EEO of its core military and sapphire product lines. Revenues for the nine months ended March 31, 2009 increased 19% to $43,068,000 from to $36,191,000 for the same period last fiscal year. The increase in revenues for the nine months ended March 31, 2009 compared to the same period last fiscal year was from contributions at both EEO and PRM. The increase in revenues at PRM was the result of increased expansion of its raw materials procurement supply chain enabling PRM to increase its sales volume of both selenium and tellurium. The revenue increase at EEO for the nine months ended March 31, 2009 compared to the same period last fiscal year was due to increased shipment of both the Company’s core military and sapphire product lines.

Segment earnings for the third quarter of fiscal 2009 for Military & Materials decreased 13% to $1,224,000 compared to segment earnings of $1,415,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2009 decreased 1% to $5,111,000 compared to segment earnings of $5,183,000 for the same period last fiscal year. The decrease in segment earnings for both the three and nine month ended March 31, 2009 compared to the same period last year was primarily due to a decline in the market price of selenium of approximately 50% from last fiscal year resulting in a write-down of selenium inventory of approximately $1.5 million for the nine months ended March 31, 2009. The decrease in segment earnings was partially offset by earnings improvements at EEO resulting from both incremental margin realized on increased sales volume as well as continued improved operational performance.

Compound Semiconductor Group ($000)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$16,042	$25,973	(38)%	$41,569	$46,121	(10)%
Revenues	12,656	13,208	(4)%	42,513	36,232	17%
Segment earnings	1,281	1,263	1%	3,825	4,256	(10)%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, the Wide Bandgap Group (WBG) and the Worldwide Materials Group (WMG).

Bookings for the third quarter of fiscal 2009 for the Compound Semiconductor Group decreased 38% to $16,042,000 from $25,973,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2009 decreased 10% to $41,569,000 compared to $46,121,000 for the same period last year. The decrease in bookings for the three and nine months ended March 31, 2009 compared to the same periods last year was primarily due to a one-time large booking from an industrial customer of Marlow which was received during the third quarter in fiscal year 2008. The decrease in bookings for both the three and nine months ended March 31, 2009 was partially offset by a receipt of a Department of Defense research and development contract booking at WBG in the amount of $5.2 million focusing on silicon carbide material growth.

Revenues for the third quarter of fiscal 2009 for the Compound Semiconductor Group decreased 4% to $12,656,000 from $13,208,000 for the same period last year. The decrease in revenues for the three months ended March 31, 2009 compared to the same period last fiscal year was due to reduced shipment of products to the segment’s industrial customers at both Marlow and WBG due to the general economic slowdown. Revenues for the nine months ended March 31, 2009 increased 17% to $42,513,000 from $36,232,000 for the same period last year. The increase in revenues for the nine months ended March 31, 2009 compared to the same period last year was due to increased shipment volume at Marlow during the first six months of the current fiscal year to customers in the industrial and defense industries.

Segment earnings for the third quarter of fiscal 2009 increased 1% to $1,281,000 from $1,263,000 for the same period of last year. Segment earnings for the nine months ended March 31, 2009 decreased 10% to $3,825,000 from segment earnings of $4,256,000 for the same period last fiscal year. The decrease in segment earnings for the nine months ended March 31, 2009 compared to the same period last fiscal year was due primarily to reduced external contract activity at WBG which historically realizes a higher profit margin on external contracts than their manufacturing margins. In addition, WMG, which assists the Company’s other operating segment’s research and developments efforts, was not able to allocate its internal costs to external contracts due to the lower overall corporate external research and development activities during the current fiscal year.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2009 was $21,779,000 or 35% of net sales compared to $32,654,000 or 42% of net sales for the same period last fiscal year. The decrease in manufacturing gross margin for the three months ended March 31, 2009 compared to the same period last fiscal year was due to several factors including lower margin on reduced revenues, primarily in the Infrared Optics and Near-Infrared Optics business segments which realized 32% and 35% less revenue, respectively, during the current quarter compared to the same period last fiscal year. PRM experienced lower manufacturing gross margin due to additional write-down of their selenium and tellurium raw material inventory to lower of cost or market based upon the general decline in the market price of these commodities. In addition, Near-Infrared Optics wrote off approximately $0.8 million to cost of goods sold of certain equipment of its UV Filter product line due to continued reduction in product demand. Manufacturing gross margins for the nine months ended March 31, 2009 was $89,569,000 or 41% of net sales compared to $90,096,000 or 42% of net sales for the same period last fiscal year. The decrease in manufacturing gross margin for the nine months ended March 31, 2009 compared to the same period last fiscal year was primarily due to the factors noted above.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2009 was $908,000 or 40% of research and development revenues compared to a gross margin of $643,000 or 24% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the nine months ended March 31, 2009 was $1,849,000 or 26% of research and development revenue compared to a gross margin of $2,261,000 or 23% for research and development revenue for the same period last fiscal year. The improvement in contract research and development gross margin for the three and nine months ended March 31, 2009 compared to the same periods last fiscal year was primarily due to certain contract cost rate adjustments initiated during the current fiscal three months.

Company-funded internal research and development expenses for the third quarter of fiscal 2009 were $1,612,000 or 3% of revenue compared to $1,992,000 or 2% of revenues for the same period last fiscal year. The decrease in company-funded internal research and development expenses for the three months ended March 31, 2009 compared to the same period last fiscal year was due to certain contract cost rate adjustments initiated during the current fiscal three months. Company-funded internal research and development expenses for the nine months ended March 31, 2009 were $7,919,000 or 4% of revenues compared to $5,388,000 or 2% of revenues for the same period last fiscal year. The increase in company-funded internal research and development expenses for the nine months ended March 31, 2009 compared to the same period last fiscal year was due to increased internal research and development spending at the Company’s WBG, EEO and Infrared Optics business units focusing on operational improvements. In addition, HIGHYAG invested approximately $0.7 million of company-funded internal research and development expense for the nine months ended March 31, 2009 compared to $0.2 million for the same period last fiscal year.

Selling, general and administrative expenses for the third quarter of fiscal 2009 were $13,554,000 or 21% of revenues compared to $15,722,000 or 19% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2009 were $44,301,000 or 20% of revenues compared to $43,698,000 or 19% of revenues for the same period last fiscal year. The decrease in the dollar amount of selling general and administration expense for the three and nine months ended March 31, 2009 compared to the same period last fiscal year is due to certain costs reductions initiated by the Company to align its cost structure with the decreased revenue levels brought on by the current economic environment. During the nine months ended March 31, 2009, the Company made reductions to its worldwide employee workforce from its levels at the end of last fiscal year and reduced or eliminated other discretionary spending.

Interest expense for the third quarter of fiscal 2009 was $68,000 compared to $22,000 for the same period last fiscal year. For the nine months ended March 31, 2009 interest expense was $150,000 compared to $216,000 for the same period last fiscal year. The decrease in interest expense for the nine months ended March 31, 2009 was due to the Company’s lower weighted average interest rates.

Other income, net for the three months ended March 31, 2009 was $1,460,000 compared to other income, net of $654,000 for the same period last fiscal year. The increase in other income, net for the three months ended March 31, 2009 compared to the same period last fiscal year was primarily due to favorable foreign currency gains realized as the U.S. dollar strengthened during the current fiscal quarter against certain of the Company’s foreign currencies. Other expense, net for the nine months ended March 31, 2009 was $1,215,000 compared to other income, net of $2,554,000 for the same period last fiscal year. For the nine months ended March 31, 2009, the Company realized approximately $1.9 million of foreign currency losses due to unfavorable movements of the U.S. dollar relative to the Company’s foreign subsidiaries’ functional currencies including the Japanese Yen, the British Pound and the Euro. Other expense, net was offset by interest income on excess cash reserves and earnings from its equity investment.

During the nine months ended March 31, 2008, the Company sold its equity investment in a Canadian company for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million.

The Company’s year-to-date effective income tax rate is 13.9% compared to an effective income tax rate of 30.1% for the same period in fiscal 2008. The lower income tax rate in the current fiscal year is the result of the Company recording a favorable income tax benefit of approximately $4.7 million in accordance with FIN 48 relating to the reversal of unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain of the Company’s foreign locations. The higher effective income tax rate for the prior year was primarily due to the United States income taxes on the gain from the sale of the equity investment.

Discontinued Operation

The Company announced its intention to sell its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc. eV PRODUCTS was previously reported in the Compound Semiconductor Group. Results for the three and nine months ended March 31, 2009 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. During the three and nine months ended March 31, 2009, eV PRODUCTS recorded revenues of $2.2 million and $7.1 million, respectively, compared to $1.6 million and $5.1 million, respectively, for the three and nine months ended March 31, 2008. Loss before income taxes for the three and nine months ended March 31, 2009 were $3.1 million) and $3.2 million), respectively, and $0.8 million) and $2.0 million), respectively, for the three and nine months ended March 31, 2008. The loss before income taxes for the three and nine months ended March 31, 2009 includes the estimated pre-tax loss on disposal of $2.9 million.

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

Sources (uses) of Cash: ($000)

	Nine Months Ended March 31,
	2009	2008
Net cash provided by continuing operating activities	$35,039	$32,803
Proceeds from sale of equity investment	—	30,236
Proceeds from exercise of stock options	1,673	2,591
Net borrowings (payments) on short-term and long-term borrowings	1,991	(11,749)
Additions to property, plant and equipment	(12,284)	(12,404)
Investment in unconsolidated business	(4,853)	—
Purchases of treasury stock	(12,880)	(5,865)
Purchases of businesses	—	(3,806)

In the first nine months of fiscal 2009, cash provided by continuing operations was approximately $35.0 million. The increase in cash was driven by the Company’s net earnings of approximately $30.7 million, depreciation and amortization of $11.2 million, share-based compensation expense of $3.8 million, foreign currency losses of $2.0 million, a decrease in accounts receivable of $13.3 million and an estimated loss on disposal of discontinued operations of $1.9 million. The increase in cash was offset by working capital requirements, including an increase in inventories of $12.7 million, accounts payable of $5.6 million, other net operating assets of $5.8 million, deferred income taxes of $2.5 million and a use of cash for excess tax benefits from share-based compensation of $1.3 million.

Net cash used in investing activities from continuing operations during the first nine months of fiscal 2009 of approximately $15.0 million was primarily for expenditures for property, plant and equipment of $12.3 million, investment in an unconsolidated business of $4.8 million and payments on deferred purchase price arrangements on the previous year’s acquisition of $0.9 million offset by $3.0 million redemption in marketable securities.

Net cash used in financing activities from continuing operations of approximately $8.0 million was primarily for the purchase of treasury stock of $12.9 million offset by net borrowing on long-term debt of $2.0 million, proceeds from the exercise of stock options of $1.7 million and $1.3 million of cash provided by excess tax benefits from share-based compensation.

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit facility was 2.2% and 5.7% for nine months ended March 31, 2009 and 2008, respectively. The Company had available $56.8 million and $59.3 million under its line of credit as of March 31, 2009 and June 30, 2008, respectively.

Our cash position, borrowing capacity and debt obligations are as follows:

	March 31, 2009	June 30, 2008
Cash and cash equivalents	$83,513	$69,835
Available borrowing capacity	56,800	59,300
Total debt obligations	6,060	3,791

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

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2009.

Tabular-Disclosure of Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$6,060	$—	$2,500	$3,560	$—
Interest Payments(1)	265	97	159	9	—
Capital Lease Obligations	3	3	—	—	—
Operating Lease Obligations	25,625	1,599	4,655	2,628	16,743
Purchase Obligations	17,257	13,356	2,480	1,421	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$49,210	$15,055	$9,794	$7,618	$16,743

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2009.

The gross unrecognized income tax benefits under FIN 48 at March 31, 2009, which are excluded from the table above are $2.7 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. During the three and nine months ended March 31, 2009, the Company recognized foreign currency gains (losses) of approximately $1.5 million and ($2.0) million, respectively, in the Condensed Consolidated Statements of Earnings. These foreign currency gains and losses primarily were due to (a) the movement for tax and cash planning purposes of U.S. dollar-denominated funds into countries where the functional currency is the local currency, (b) a substantial weakening of the U.S. dollar against the Japanese Yen resulting in losses from the Company’s non-speculative foreign currency forward exchange contracts, and (c) the remeasurement of U.S. dollar denominated obligations and receivables of the Company’s foreign sales and marketing subsidiaries.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 350 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.3 million to an increase of $2.2 million for the nine months ended March 31, 2009.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.2 million and $0.8 million for the three and nine months ended March 31, 2009, respectively, and $0.5 million and $1.3 million for the three and nine months ended March 31, 2008.

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

Interest Rate Risks

As of March 31, 2009, the total borrowings of $6.1 million included $2.5 million under the Company’s line of credit and a $3.6 million loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the three and nine months ended March 31, 2009.

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

II-VI INCORPORATED
(Registrant)

Date: May 8, 2009	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.