Form 10-K
period 2009-06-30
II-VI INC
filed 2009-08-28
CIK 820318

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-16195

II-VI INCORPORATED

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1214948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Saxonburg Boulevard
Saxonburg, PA	16056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 724-352-4455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes             No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes             No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

Yes             No

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

Large accelerated filer ☐              Accelerated filer ☒              Non-accelerated filer ☐              Smaller reporting company ☐

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2008, was approximately $458,065,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 21, 2009, was 29,541,412.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2009 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Form 10-K involve risks and uncertainties, which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements herein or in previous disclosures. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that these expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Actual results could materially differ from such statements. In addition to general industry and economic conditions, including any worsening of the global economic downturn, factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; (ii) the Risk Factors set forth in Item 1A; (iii) purchasing patterns from customers and end-users; (iv) timely release of new products, and acceptance of such new products by the market; (v) the introduction of new products by competitors and other competitive responses; and/or (vi) the Company’s ability to devise and execute strategies to respond to market conditions.

PART I

ITEM 1.	BUSINESS

Introduction

II-VI Incorporated (“II-VI” the “Company”, “we”, “us” or “our”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to the “Company,” “II-VI,” “we,” “us,” or “our” in this Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned and majority-owned subsidiaries. The Company’s name is pronounced “Two Six Incorporated.” The majority of our revenues are attributable to the sale of optical components for commercial and military laser applications, compound semiconductor substrate-based products for industrial, medical and military applications, and elements for material processing and refinement. Reference to “fiscal” or “fiscal year” means our fiscal year ended June 30 for the year referenced.

In June 2009, the Company sold its x-ray and gamma-ray radiation sensor business, eV PRODUCTS, Inc., which was previously reported in the Compound Semiconductor Group business segment. Financial and operational data included herein for all periods presented reflect the presentation of eV PRODUCTS, Inc. as a discontinued operation.

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. from L.O.T.-Oriel Laser Optik GmbH & Co. KG. In June 2007, the Company acquired substantially all of the equity interests of Pacific Rare Specialty Metals & Chemicals, Inc., a refiner and producer of selenium and tellurium metals and chemicals, which became an operating unit within the Military & Materials business segment. In January 2008, the Company acquired a 74.93% equity interest in HIGHYAG Lasertechnologie GmbH (“HIGHYAG”), a designer and manufacturer of automated equipment to deliver high power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications, which became an operating unit within the Infrared Optics business segment.

Our internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. On our website, we post the following reports as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Securities Exchange Act of 1934. All such documents are located on the Investors page of our website and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2009 is set forth in the consolidated statements of earnings and in Note M to the Company’s consolidated financial statements included in Item 8 of this Form 10-K. We also discuss certain Risk Factors set forth in Item 1A of this Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop, refine, manufacture and market high-technology materials and derivative precision components and products for precision use in industrial, military, medical and aerospace applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating and electronic integration to enable complex optoelectronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, defense, medical and telecommunications and are deployed in applications that we believe improve the cost and performance of laser cutting, welding and marking operations; reduce the cost and improve the reliability of medical procedures; and reduce the cost and improve the performance of cooling and power generation solutions. A key strategy is to develop, refine and manufacture complex materials from the periodic table of elements. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, military fire control and missile guidance devices, fiber optics and wireless communication systems, medical diagnostic systems, and industrial, commercial and consumer thermal management systems. We develop, manufacture, refine and market infrared and near-infrared laser optical elements, military infrared optical components, selenium and tellurium metals and chemicals, thermo-electric cooling and power generation solutions, and single crystal silicon carbide (SiC) substrates.

Our U.S. production operations are located in Pennsylvania, Florida, California, New Jersey, Texas and Mississippi and our non-U.S. production operations are based in Singapore, China, Vietnam, the Philippines and Germany. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Germany, Japan, China, Switzerland, Belgium, the United Kingdom (U.K.) and Italy. Approximately 44% of our revenues in the fiscal year ended June 30, 2009 were from product sales to customers outside of the U.S.

Our primary products are as follows:

–

Laser-related products for CO2 lasers and forward-looking infrared systems, and high precision optical elements used to focus and direct infrared lasers onto target work surfaces. The majority of these laser products require advanced optical materials that are internally produced.

–

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

–

Laser-related products for solid-state lasers and high precision optical elements and assemblies used to focus and direct laser beams onto target work surfaces and Ultra-violet (UV) Filters used in systems to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked. The majority of these laser products require advanced optical materials that are internally produced.

–	Military infrared optical products and assemblies including optics for targeting and navigation systems.

–

Selenium and tellurium metals and chemicals via refining and reclamation processes. These products are used as additive materials for metallurgical, glass and animal feed applications, and are used for photovoltaic, electronic and other industrial applications.

–

Thermo-electric coolers, thermo-electric systems, power generation modules and power generation systems based on highly engineered semiconductor materials that provide reliable and low cost temperature control or power generation capability.

–	SiC substrates which are wide bandgap semiconductor materials that enable high-temperature, high-power and high-frequency device capabilities.

Our Markets

Our market-focused businesses are organized by technology and products. Our business is comprised of the following primary markets:

–	Design, manufacture and marketing of optical and electro-optical components and materials for infrared optics for industrial, medical and military applications by our II-VI Infrared operations.

–

Design, manufacture and marketing of customized technology for laser material processing to deliver high-power one micron laser light for industrial applications by our Infrared Optics’ HIGHYAG operations.

–

Design, manufacture and marketing of ultra-violet, visible and near-infrared laser products for industrial, military, scientific and medical instruments, including laser gain materials and products for solid-state YAG and other crystal based lasers by our Near-Infrared Optics operations.

–	Design, manufacture and marketing of infrared products for military applications by our Military & Materials’ Military Infrared Optics operations.

–	Refinement, reclamation, manufacturing and marketing of selenium and tellurium products for industrial applications by our Military & Materials’ Materials Processing and Refinement operations.

–

Design, manufacture and marketing of thermo-electric cooling and power-generation products for use in defense, telecommunications, medical, automotive, consumer and industrial markets by our Compound Semiconductor Group’s Marlow Industries, Inc. (“Marlow”) operations.

–

Design, manufacture and marketing of single crystal SiC substrates for use in defense and space, telecommunications, and industrial markets by our Compound Semiconductor Group’s Wide Bandgap Group operations.

Infrared Optics Market.    Over the last few years, significant increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. It is estimated that there are over 55,000 CO2 laser systems currently deployed in the world. Laser systems meet the demand of manufacturers to reduce part cost and improve quality, as well as augment process precision, speed, throughput, flexibility, repeatability, and automation. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Automobile manufacturers, for example, deploy lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because they allow easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking provides automated product, date, and lot coding on containers. In addition to being installed by original equipment manufacturers (OEMs) of laser systems in new machine builds, our optical components are purchased as replacement parts by end users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by the II-VI Infrared business is approximately $450 million.

One Micron Laser Market.    In many areas of material processing, laser technology has proved to be a better alternative to conventional production techniques. The precise cut and elegant seam are visible proof of a laser beam’s machining efficiency. Industrial applications such as cutting, drilling and welding have driven the recent market growth of the one-micron laser systems, and are demanding increased performance, lower total cost of ownership, ease of use and portability of one-micron laser systems. One micron laser systems require efficient and reliable tools, including modular laser processing heads for fiber lasers, beam delivery systems including fiber optics cables and modular beam systems. We believe the current addressable market served by HIGHYAG is approximately $50 million.

Near-Infrared Optics Market.    The Near-Infrared laser market is driven by applications in the military, medical and industrial markets. The military laser market is driven by rangefinders, target designators, missile detection, countermeasures and high energy laser weapon systems. Medical applications include aesthetic, vision correction, dental and diagnostic lasers. Industrial market segments addressed by YAG lasers include higher power applications such as cutting and welding, and lower power applications such as marking and scribing. These industrial applications are demanding higher performance levels for less cost, creating competition for other technologies. The near-infrared market further addresses opportunities in the semiconductor processing, instrumentation and research segments. We believe the current addressable market serviced by our Near-Infrared Optics segment is approximately $240 million.

Military Infrared Optics Market.    Several key infrared optical components such as windows, domes and related subassemblies are core products offered to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared window and window assemblies for navigational and targeting systems are deployed on fixed and rotary-wing aircraft, such as the F-16 fighter jet, Apache Attack Helicopter, Joint Strike Fighter and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle. Infrared domes are used on missiles with infrared guidance systems ranging from small, man-portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. Additionally, multiple fighter jets including the F-16 are being equipped with large area sapphire windows manufactured by our Company, as a key component for the aircraft providing advanced targeting and imaging systems. The development and manufacture of these large area sapphire windows has played a key role in our ability to provide an even larger suite of sapphire panels that are a key component of the Joint Strike Fighter Electro Optical Targeting System. High-precision domes are an integral component of a missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. Our military infrared optical products are sold primarily to U.S. government prime contractors and directly to various U.S. government agencies. We believe the current addressable market serviced by our Military Infrared Optics business is approximately $300 million.

Materials Processing and Refinement Market.    Numerous processes require the presence of high purity elements for proper processing. The Company’s Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) business addresses the market for two specific rare elements; selenium and tellurium. Selenium and tellurium usually are by-products of refining processes for other more common materials such as copper and zinc. High purity selenium and tellurium are used in a variety of industrial applications, including the manufacture of steel and glass, in the production of animal feeds and fertilizers, the manufacture of thermo-electric coolers and the production of photovoltaic solar panels. Our products are sold to customers who require selenium and/or tellurium in their manufacturing processes. We believe the current addressable market serviced by our PRM business is approximately $175 million and is highly dependent upon minor metal indexed pricing.

Thermo-electric Coolers Market.    Thermo-electric coolers (“TECs”) are solid-state semiconductor devices that act as small heat pumps to cool, heat or temperature stabilize a wide range of materials, components and systems. Conversely, the principles underlying thermo-electrics allow TECs to be used as a source of power when subjected to a temperature difference. TECs are more reliable than alternative cooling solutions that require moving parts, and provide more precise temperature control solutions than competing technologies. TECs also have many other advantages over competing technologies, which have spurred the adoption of TECs in a variety of industries and applications. For example, TECs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and uncooled temperature stabilized night vision technologies and thermal reference sources that are deployed in smart and state-of-the-art weapons, as well as for cooling high powered lasers used for range finding target designation by our armed forces. TECs also allow for temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optics systems. Thermo-electric cooling solutions appear in a variety of medical applications including instrumentation and analytical applications such as DNA replication and blood analyzers, as well as in medical laser equipment. The industrial, commercial, and consumer markets provide a variety of niche applications ranging from desk-top refrigerators and wine coolers to semi-conductor process and test equipment. Mosquito trap applications utilize the power generation capabilities of the technology to rid residences, resorts and camps of mosquitoes. In addition, power generation applications are expanding into fields such as waste heat recovery, heat scavenging and co-generation. We believe the current addressable market serviced by our Marlow Industries, Inc. business is approximately $265 million.

Silicon Carbide Substrate Market.    Silicon Carbide (SiC) is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications that are emerging at the high-performance end of the defense, telecommunication and industrial markets. SiC has certain intrinsic physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example, the high thermal conductivity of SiC enables SiC-based devices to operate at high power levels and still dissipate the excess heat generated. Typically, our customers deposit either SiC or Gallium Nitride (GaN) epitaxial layers on a SiC substrate and then fabricate optoelectronic or electronic devices. SiC and GaN-based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High power, high frequency SiC-based microwave devices are used in next generation wireless switching telecommunication applications and in both commercial and military radar applications. SiC based, high-power, high-speed devices improve the performance, efficiency and reliability of electrical power transmission and distribution systems (“smart grid”), as well as power conditioning and switching in power supplies and motor controls in a wide variety of applications including aircraft, hybrid vehicles, industrial, communications and green energy applications. We believe the current addressable market serviced by our Wide Bandgap Group is approximately $35 million.

Our Strategy

Our strategy is to build businesses with world-class, high technology materials capabilities at their core. Our significant materials capabilities are as follows:

–	Infrared Optics: Zinc Selenide (ZnSe) and Zinc Sulfide (ZnS)
–	Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2) and Potassium Nickel Sulfate (KNS)
–	Military Infrared Optics: Germanium (Ge)
–	Materials Processing and Refinement: Selenium (Se) and Tellurium (Te)
–	Thermo-electric Coolers: Bismuth Telluride (Bi2 Te3)
–	Silicon Carbide Substrates: Silicon Carbide (SiC)

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

-

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

-

Investment in Manufacturing Operations.    We continually invest in our manufacturing operations worldwide to increase production capacity and capabilities. The majority of our capital expenditures are for our manufacturing operations.

-

Enhance Our Reputation as a Quality and Customer Service Leader.    We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent, high quality supplier of components into our customers’ assembly lines. In many cases, we deliver on a just-in-time basis. We believe our quality and delivery performance enhance our relationships with our customers.

-

Utilize Asian Manufacturing Operations.    Our manufacturing operations in Singapore, China, the Philippines and Vietnam play an important role in the operational and financial performance of the Company. We will continue to invest in these operations and utilize their capabilities.

-

Identify and Complete Strategic Acquisitions and Alliances.    Some of the markets we participate in remain fragmented, and we expect consolidation to occur over the next several years. We will carefully pursue strategic acquisitions and alliances with companies whose products or technologies may compliment our current products, expand our market opportunities or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high-growth segments of the markets we serve and further leverage our competencies and economies of scale.

-

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

-

Balanced Approach to Research and Development.    Our research and development program includes both internally and externally funded research and development expenditures targeting an overall investment between 5 and 10 percent of product revenues. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

Our Products

The main products for each of our markets are described as follows:

Infrared Optics.    We supply a broad line of precision infrared optical components such as lenses, output couplers, windows and mirrors for use in CO2 lasers. Our precision optical components are used to attenuate the amount of laser energy, enhance the properties of the laser beam and focus and direct laser beams to a target work surface. The optical components include both reflective and transmissive optics and are made from materials such as ZnSe, copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO 2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer of ZnSe in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We estimate that 85% to 90% of our infrared optics services this installed base of CO2 laser systems. We serve the aftermarket via a combination of selling to OEM’s and selling directly to end system users.

One Micron Laser.    Our broad expertise in laser technology, optics, sensor technology and laser applications enables us to supply a broad array of tools for laser materials processing, including modular laser processing heads for fiber lasers, YAG lasers and other one micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

Near-Infrared Optics.    We offer a wide variety of standard and custom laser gain materials, optics and assemblies for military, medical, industrial, scientific and research and development laser systems. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer demands. Key materials and precision optical components for YAG and other solid-state laser systems complete our near-infrared optics product offerings. We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets. Our Near-Infrared Optics segment also produces components for UV Filters used in early warning missile detection. The end use of the UV Filter products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft when attacked.

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

Thermo-electric Coolers.    We supply a broad array of TECs and related assemblies to various market segments. In the defense market, TECs are used in guidance systems, smart weapons and night vision systems. TECs are also used in products providing temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optic communication systems. We also produce and sell a variety of solutions from thermo-electric components to complete subsystems used in the medical equipment market and other industrial and commercial applications. Thermo-electric modules, used as power generators also provide a range of products from modules to complete systems. We offer single-stage TECs, multi-stage TECs, extended life coolers and thermo-electric thermal reference sources.

Silicon Carbide.    Our product offerings are 6H-SiC (semi-insulating) and 4H-SiC (conducting) poly-types and are available in sizes up to 100mm diameter. SiC substrates are used in wireless infrastructure, radio frequency (RF) electronics and power switching industries.

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

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2009, we employed 299 people in research, development and engineering functions, 239 of whom are engineers or scientists. In addition, manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2009, we focused our research and development investments in the following areas:

-

Silicon Carbide Substrate Technology:    Technology development efforts in SiC substrates continue to move forward, with emphasis in the areas of material purity, defect density reduction, surface polishing and diameter expansion. We were awarded continued funding through the Air Force Research Laboratory (AFRL) and Missile Defense Agency (MDA) focused on the development and producibility of 100mm diameter 6H-SiC (semi-insulating) substrates for RF applications. We became one of the first groups to make this larger material commercially available. We also were awarded funding through AFRL for development and manufacturing optimization of 100mm 4H-SiC (conducting) substrates for high power switching applications. Our research and development efforts in all of these areas have been both internally and externally funded.

-

Ceramic Oxide Materials:    Our activities in this area are focused on process improvements, benchmarking the quality of commercially available research-grade ceramics and comparing their properties and performance to single crystal materials. Continued efforts involve investigation of composite materials for thermally-enhanced laser architectures and could lead to new applications. Our research and development efforts in this area have been both internally and externally funded.

-

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

The development and manufacturing of our products and processes is largely based on proprietary technical know-how and expertise. We rely on a combination of contract provisions, trade secret laws, invention disclosures and patents to protect our proprietary rights. We have entered into selective intellectual property licensing agreements. When faced with potential infringement of our proprietary information, we have in the past and continue currently to assert and vigorously protect our intellectual property rights.

Internal research and development expenditures were $10.2 million, $7.7 million and $5.8 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. For these same periods, the external research and development expenditures were $7.5 million, $9.4 million and $8.3 million, respectively.

Marketing and Sales

We market our products through a direct sales force in the U.S., Japan, Singapore, China, the Philippines, Germany, Belgium, Switzerland, the U.K. and Italy, and through representatives and distributors elsewhere in the world. Our market strategy is focused on understanding customer requirements and building market awareness and acceptance of our products. New products are continually being produced and sold to our established customers in all markets.

Each of our product lines is responsible for its own worldwide marketing and sales functions, as follows, although certain subsidiaries sell more than one product line:

–

The Infrared Optics marketing and sales activities are handled through a direct sales force in the U.S. and through our wholly-owned subsidiaries in Japan, Singapore, China, Germany, Belgium, Switzerland, the U.K. and Italy as well as through distributors throughout the rest of the world.

–	The One Micron Laser marketing and sales activities are handled through a direct sales force in the U.S. and Germany as well as through distributors throughout the rest of the world.

–

The Near-Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S., our wholly-owned international subsidiaries as well as distributors throughout the rest of the world.

–	The Military Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S.

–	The Materials Processing and Refinement marketing and sales initiative is handled through a direct sales force in the Philippines and occasionally through non-exclusive distribution channels.

–

The Thermo-electric Coolers marketing and sales initiative is handled through a direct sales force in the U.S., through our wholly-owned subsidiary in Germany, through direct sales forces co-located in II-VI offices in Japan, Singapore and China as well as through distributors throughout the rest of the world.

–	The Silicon Carbide marketing and sales initiative is handled through a direct sales force in the U.S. and our wholly-owned international subsidiaries.

Our sales forces develop effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising, attendance at trade shows and customer partnerships. Our sales forces include a highly trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2009, we employed 149 individuals in sales, marketing and support.

We do business with a number of customers in the defense industry, who in turn generally contract with a governmental entity, typically a U.S. governmental agency. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The discussion provided in the section on Risk Factors set forth in Item 1A of this Form 10-K related to our exposure to government markets is incorporated herein by reference.

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

Product Line	Materials Produced/Refined
• Infrared Optics	ZnSe and ZnS
• Near-Infrared Optics	YAG, YLF, CaF2 and KNS
• Military Infrared Optics	Ge
• Materials Processing and Refinement	Se and Te
• Thermo-electric Coolers	Bi2Te3
• Silicon Carbide Substrates	SiC

The ability to produce, process and refine these difficult materials and to control their quality and yields is an expertise of the Company. Processing these materials into finished products is also difficult to accomplish; yet the quality and reproducibility of these products are critical to the performance of our customers’ instruments and systems. In the markets we serve there are a limited number of suppliers of many of the components we manufacture, and there are very few industry-standard products.

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

Sources of Supply

The major raw materials we use include zinc, selenium, hydrogen selenide, hydrogen sulfide, tellurium, yttrium oxide, aluminum oxide, iridium, platinum, bismuth, silicon, thorium fluoride, antimony, carbon, gallium arsenide, copper, germanium, molybdenum, quartz, optical glass and other materials. Excluding our own production, there are more than two external suppliers for all of the above materials except for ZnSe, ZnS, hydrogen selenide and thorium fluoride, for which there is one proven source of supply outside of the Company’s capabilities. For many materials, we have entered into purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

The continued high-quality of and access to these materials is critical to the stability and predictability of our manufacturing yields. We conduct testing of materials at the onset of the production process. Additional research and capital investment may be needed to better define future starting material specifications. We have not experienced significant production delays due to shortages of materials. However, we do occasionally experience problems associated with vendor supplied materials not meeting contract specifications for quality or purity. A significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on the results of our operations.

Customers

Our existing customer base for infrared optics for our laser component products consists of over 5,000 customers worldwide. The main groups of customers for these products are as follows:

•	OEM’s and system integrators of industrial, medical and military laser systems. Representative customers are Rofin-Sinar Technologies, Trumpf and Bystronic.

•	Laser end users who require replacement optics for their existing laser systems. Representative customers are John Deere and Caterpillar.

•	Military and aerospace customers who require products for use in advanced targeting, navigation and surveillance. Representative customers are Northrop Grumman and Lockheed-Martin.

For our One Micron Laser products, our customers are automotive manufacturers, laser manufacturers and system integrators. Representative customers are Volkswagen, Daimler, Laserline and Thyssen.

For our near infrared optics products, our customers are OEMs and system integrators of solid-state lasers used in industrial, scientific, military and medical markets. Representative customers include Candela Corporation, Alliant Technologies, Northrop Grumman and BAE Systems.

For our military infrared optics products, our customers are manufacturers of equipment and devices for aerospace, defense and commercial markets. Representative customers include Lockheed-Martin, Raytheon, General Dynamics and various U.S. government agencies.

For our materials processing and refining products, our customers are manufacturers and developers of materials for industrial applications, including the manufacturing of steel and glass, the production of animal feeds and fertilizers and the manufacturing of thermo-electric coolers and solar cells. Examples of external customers include Retorte and 5NPlus, Inc. while internal customers are II-VI Infrared and Marlow Industries.

For our TECs products, our customers are manufacturers and developers of equipment and devices for defense and space, telecommunications, medical and industrial and commercial markets. Representative customers include Raytheon, Beckman Coulter, Bookham Technologies and Imageworks.

For our SiC products, our customers are manufacturers and developers of equipment and devices for high power RF electronics and high power and high voltage switching and power conversion systems for both the U.S. Department of Defense and commercial applications. We are currently dependent on a limited number of key customers for our SiC products.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of infrared laser optics and materials, we believe we are an industry leader. We believe that we are an industry leader in laser material processing tools for high power one micron laser systems. We are a significant supplier of YAG rods and near-infrared laser optics to the worldwide markets for defense, scientific, research, medical and industrial applications. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to major military prime contractors. We believe we are a leading supplier of selenium and tellurium products for electronic, agricultural and thermo-electric applications. We believe we are a global leader in the design and manufacturer of TECs and thermal control subsystems. We believe we are a preferred alternative to the leading supplier of single crystal SiC substrates for use in the defense, telecommunication and industrial markets.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors that have greater financial, selling, marketing or technical resources. A competitor of our production of ZnSe and ZnS is Dow Chemical. Competitors producing infrared laser optics include Sumitomo Electric and Ophir Optronics. Competing producers of automated equipment and laser material processing tools to deliver high power one micron laser systems include Optoskand, Precitec and Laser Mechanisms. Competing producers of YAG materials and optics include Northrop Grumman and Saint-Gobain. Competing producers of infrared optics for military applications are DRS, Goodrich, Elcan and in-house fabrication and thin film coating capabilities of major military customers, such as Raytheon Corporation. Competing producers of selenium and tellurium metals and chemicals include Umicore and Vital Chemical. Competing producers of TECs include Komatsu, Laird-Melcor, Ferrotec, Kryotherm and RMT. Competing producers of single crystal SiC substrates include Cree, Dow Corning, Nippon Steel, Bridgestone and SiCrystal.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2009, our bookings, including those bookings converted to revenues prior to year end, were approximately $261 million compared to bookings of approximately $345 million for the year ended June 30, 2008.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2009, our backlog was approximately $103 million compared to approximately $134 million at June 30, 2008.

Employees

As of June 30, 2009, we employed 1,913 persons worldwide. Of these employees, 299 were engaged in research, development and engineering, 1,208 in direct production and the balance in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees to be good. We reward our employees with incentive compensation based on achievement of performance goals. Substantially all of our employees located in the Philippines are covered under a collective bargaining agreement.

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

We currently hold several registered tradenames and trademarks including the following:

II-VI Incorporated(™)” tradename

Infraready Optics(™)” tradename for replacement optics for industrial CO2 lasers

MP-5(™)” tradename for low absorption coating technology

“Marlow Industries, Inc.(™)” tradename

“Marlow Industries, Inc.(™)” trademark

ITEM 1A.	RISK FACTORS

The Company cautions investors that its performance and, therefore, any forward-looking statement is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement.

General Economic Conditions and the Global Financial Crisis May Adversely Affect Our Business, Operating Results and Financial Condition

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including industrial, military, medical and telecommunication markets in which we participate. Because all components of our forecasting are dependent upon estimates of growth or contraction in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes have occurred and may continue in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability or other factors affecting economic conditions generally. These changes may negatively affect sales of products, increase exposure to losses from bad debt, increase the cost and availability of financing and increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, results of operations or financial condition.

Our Future Success Depends on International Sales and Management of Global Operations

Sales to customers in countries other than the U.S. accounted for approximately 44%, 47% and 43% of revenues during the years ended June 30, 2009, 2008 and 2007, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in Singapore, China, Vietnam, the Philippines and Germany and maintain direct sales offices in Germany, Japan, Switzerland, the U.K., Belgium, Singapore, China and Italy. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, the current global economic downturn, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse affect on our business, results of operations or financial condition by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in Yen and, accordingly, are affected by fluctuations in the dollar/Yen currency exchange rates. We generally reduce our exposure to such fluctuations of the Yen through forward exchange agreements which target to hedge approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation of the U.S. dollar/Japanese Yen exchange rate.

There Are Limitations on the Protection of Our Intellectual Property

We rely on a combination of trade secrets, patents, copyright and trademark laws combined with employee noncompetition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or intellectual property. Furthermore, there can be no assurance that, third-parties will not assert infringement claims against us in the future. Asserting our intellectual property rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third-party were successful in a claim that one of our processes infringed its proprietary rights, we may have to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify processes so that they no longer infringe such proprietary rights, any of which could have a material adverse effect on our business, results of operations or financial condition.

We Depend on Highly Complex Manufacturing Processes Which Require Products from Limited Sources of Supply

We utilize high-quality, optical grade ZnSe in the production of many of our infrared optical products. We are the leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. ZnSe is available from only one outside source whose quantities and quality of ZnSe may be limited. Lack of adequate availability of high quality ZnSe would have a material adverse effect upon us. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

We produce Hydrogen Selenide gas which is used in our production of ZnSe. There are risks inherent in the production and handling of such material. Our inability to effectively handle Hydrogen Selenide could require us to curtail our production of Hydrogen Selenide. Hydrogen Selenide is available from only one outside source whose quantities and quality may be limited. The cost of purchasing such material is greater than the cost of internal production. As a result, the purchase of a substantial portion of such material from the outside source would increase our ZnSe production costs. Therefore, an inability to internally produce Hydrogen Selenide could have a material adverse effect on our business, results of operations or financial condition.

In addition, we produce and utilize other high purity and relatively uncommon materials and compounds to manufacture our products, including but not limited to ZnS, YAG, YLF, CaF2, KNS, Ge, Se, Te, Bi2Te3 and SiC. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

Commodity Prices May Adversely Affect our Results of Operations and Financial Condition

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Our PRM business purchases, produces and sells high purity Te, Se and other raw materials based upon quoted market prices from major metal exchanges. As a result, changes in commodity prices which may not be recovered in our product sales may have a material adverse effect on our business, results of operations or financial condition.

We May Expand Product Lines and Markets by Acquiring Other Businesses

Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s operations and products, uncertainties associated with operating in new markets and working with new customers and the potential loss of the acquired company’s key personnel.

The following information relates to significant acquisitions made since the fiscal year ended June 30, 2000.

Acquired Party	Year Acquired	Business Segments	Percentage Ownership as of June 30, 2009
Laser Power Corporation	Fiscal 2001	Military & Materials and Infrared Optics	100%
Silicon Carbide Group of Litton Systems, Inc.	Fiscal 2002	Compound Semiconductor Group	100%
II-VI Deutschland GmbH	Fiscal 2003 and 2006	Infrared Optics and Near-Infrared Optics	100%
II-VI Suisse S.a.r.l.	Fiscal 2004 and 2007	Infrared Optics	100%
Ultra-violet Filter Product Line of Coherent, Inc.	Fiscal 2004	Near-Infrared Optics	100%
Marlow Industries, Inc.	Fiscal 2005	Compound Semiconductor Group	100%
Pacific Rare Specialty Metals & Chemicals, Inc.	Fiscal 2007	Military & Materials	98%
HIGHYAG Lasertechnologie GmbH	Fiscal 2008	Infrared Optics	75%

Exposure to Government Markets

With our acquisition of Marlow and the increase in the military portion of our Infrared and Near-Infrared Optics businesses, as well as our continued Military Infrared Optics business, sales to customers in the defense industry have increased and totaled approximately 35% of revenues in the fiscal year ended June 30, 2009. These customers in turn generally contract with a governmental entity, typically a U.S. governmental agency. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts or the loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

Some Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Some systems that utilize our products are inherently complex in design and require ongoing maintenance. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or in the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve acceptable yields or product reliability, our business, results of operation financial condition or customer relationships could be materially adversely affected.

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

The Market Price of Our Common Stock Can Be Highly Volatile as the Stock Market in General Can Be Highly Volatile

Factors that could cause fluctuation in the stock price may include, among other things, general economic and market conditions; actual or anticipated variations in operating results; changes in financial estimates by securities analysts; our inability to meet or exceed securities analysts’ estimates or expectations; conditions or trends in the industries in which our products are purchased; announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; capital commitments; additions or departures of key personnel; and sales of common stock.

Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance.

Our Success Depends on Our Ability to Retain Key Personnel

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

Our Success Depends on New Products and Processes

In order to meet our strategic objectives, we must continue to develop, manufacture and market new products, develop new processes and improve existing processes. As a result, we expect to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products or technologies complementary to our business. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could have a material adverse effect on our ability to grow our business.

Keeping Pace with Key Industry Developments is Essential

We are engaged in industries which will be affected by future developments. The introduction of products or processes utilizing new developments could render existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful in identifying, developing and marketing new products, applications and processes and that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes, or that our products, applications or processes will adequately meet the requirements of the marketplace and achieve market acceptance. Our business, results of operations and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or if we do not gain market acceptance for the same.

Changes in Tax Rates, Tax Liabilities or Tax Accounting Rules Could Affect Future Results

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or changes in tax laws. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s administration, if enacted, could have a significant adverse impact on our effective tax rate. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provision and accruals, which could materially and adversely affect our business, results of operation or financial condition.

Declines in the Operating Performance of one of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill

As of June 30, 2009 we had goodwill of approximately $26.1 million on our Consolidated Balance Sheet. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material adverse effect on our results of operations or financial condition.

Provisions in our Articles of Incorporation and By-Laws May Limit the Price that Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our articles of incorporation and by-laws contain provisions which could make us a less attractive target for a hostile takeover or make more difficult or discourage a merger proposal, a tender offer or a proxy contest. The provisions include: classification of the board of directors into three classes; a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors; the ability of the board of directors to issue additional shares of Common Stock or preferred stock without shareholder approval; and certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class). In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in our control. All of these provisions may limit the price that investors may be willing to pay for shares of our Common Stock.

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

Natural Disasters or Other Global or Regional Catastrophic Events Could Disrupt Our Operations and Adversely Affect Results

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

Recently Issued Financial Accounting Standards

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

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS No. 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal year 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. The Company is currently evaluating the impact of adopting SFAS 160.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”), which required enhanced disclosures on the effect of derivatives on a company’s financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the first fiscal quarter ending September 30, 2009.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal United States properties at June 30, 2009 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Compound Semiconductor Group	252,000	Owned
Dallas, TX	Manufacturing and Research and Development	Compound Semiconductor Group	91,000	Owned and Leased
Temecula, CA	Manufacturing and Research and Development	Military & Materials	66,000	Leased
New Port Richey and Port Richey, FL	Manufacturing and Research and Development	Near-Infrared Optics	65,000	Owned
Pine Brook, NJ	Manufacturing and Research and Development	Compound Semiconductor Group	14,000	Leased
Starkville, MS	Manufacturing	Compound Semiconductor Group	2,000	Leased

Information regarding our principal foreign properties at June 30, 2009 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Philippines	Manufacturing	Military & Materials	226,000	Leased
Vietnam	Manufacturing	Near-Infrared Optics and Compound Semiconductor Group	46,000	Leased
China	Manufacturing	Infrared Optics and Near-Infrared Optics	33,000	Leased
Singapore	Manufacturing	Infrared Optics	30,000	Leased
Germany	Manufacturing and Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	22,000	Leased
Japan	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
Switzerland	Distribution	Infrared Optics	3,000	Leased
Belgium	Distribution	Infrared Optics	3,000	Leased
United Kingdom	Distribution	Infrared Optics, Near-Infrared Optics and Compound Semiconductor Group	3,000	Leased
Italy	Distribution	Infrared Optics and Near-Infrared Optics	1,500	Leased

The square footage listed for each of the above properties represents facility square footage except in the case of the Philippines location which is land only.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Francis J. Kramer	60	President, Chief Executive Officer and Director
Carl J. Johnson	67	Chairman and Director
Craig A. Creaturo	39	Chief Financial Officer and Treasurer
Herman E. Reedy	66	Executive Vice President – Infrared Optics
James Martinelli	51	Vice President – Military and Materials Businesses
Vincent D. Mattera, Jr.	53	Vice President – General Manager – Compound Semiconductor Group

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

Craig A. Creaturo has been employed by the Company since 1998 and has been its Chief Financial Officer since November 2004 and Treasurer since 2000. Previously, Mr. Creaturo served as Chief Accounting Officer, Director of Finance, Accounting and Information Systems and Corporate Controller. Prior to his employment by the Company, Mr. Creaturo was employed by the Pittsburgh, Pennsylvania office of Arthur Andersen LLP from 1992 to 1998 and served in the audit and attestation division with a final position as Audit Manager. Mr. Creaturo graduated from Grove City College with a B.S. degree in Accounting. Mr. Creaturo is a Certified Public Accountant in the Commonwealth of Pennsylvania and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

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

James Martinelli has been employed by the Company since 1986 and has been Vice President – Military & Materials Businesses since February 2003. Previously, Mr. Martinelli served as General Manager of Laser Power Corporation from 2000 to 2003. Mr. Martinelli joined the Company as Accounting Manager in 1986, was named Corporate Controller in 1990 and named Chief Financial Officer and Treasurer in 1994. Prior to his employment by the Company, Mr. Martinelli was Accounting Manager at Tippins Incorporated and Pennsylvania Engineering Corporation from 1980 to 1985. Mr. Martinelli graduated from Indiana University of Pennsylvania with a B.S. degree in Accounting.

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

	High	Low
Fiscal 2009
First Quarter	$47.14	$34.11
Second Quarter	$37.85	$15.32
Third Quarter	$20.33	$15.00
Fourth Quarter	$25.92	$17.75

Fiscal 2008
First Quarter	$34.53	$24.26
Second Quarter	$36.47	$30.55
Third Quarter	$37.98	$28.56
Fourth Quarter	$41.12	$34.40

On August 21, 2009, the last reported sale price for the Common Stock was $24.07 per share. As of such date, there were approximately 871 holders of record of the Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

During the fiscal year ended June 30, 2009, the Company completed a share repurchase program which was authorized by the Company’s Board of Directors. During this program in the fiscal year ended June 30, 2009 the Company purchased 500,000 shares of its Common Stock for $12.9 million, which was completed in December 2008. As of June 30, 2009 the Company did not have an open stock repurchase program.

The information incorporated by reference in Item 12 of this Form 10-K from our 2009 Proxy Statement under heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH

The following graph compares cumulative total stockholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies listed in the Nasdaq Market Index and with a peer group of companies constructed by the Company for the period from June 30, 2004, through June 30, 2009. The Peer Group includes AXT, Inc., Coherent Inc., Cree, Inc., Electro Scientific Industries, Inc., and Rofin-Sinar.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ MARKET INDEX AND THE PEER GROUP

	Base Year 2004	2005	2006	2007	2008	2009
The Company	100.00	119.96	119.37	177.23	227.79	145.01
Peer Group Index	100.00	97.87	134.17	156.01	140.08	92.79
NASDAQ Index	100.00	101.1	107.49	128.14	112.05	72.23

The above graph represents and compares the value, through June 30, 2009, of a hypothetical investment of $100 made at the closing price on June 30, 2004, in each of (i) the Company’s Common Stock, (ii) the Nasdaq Market Index, and (iii) the companies comprising the Peer Group and assuming, in each case, the reinvestment of dividends.

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

Year Ended June 30,	2009	2008	2007	2006	2005
(000 except per share data)

Statement of Earnings
Net revenues from continuing operations	$292,222	$316,191	$254,684	$223,626	$187,242
Earnings from continuing operations	$38,858	$65,693	$38,442	$11,089	$24,438
Loss from discontinued operation	$(2,077)	$(1,425)	$(476)	$(295)	$(1,183)
Net earnings	$36,781	$64,268	$37,966	$10,794	$23,255
Basic earnings (loss) per share:
Continuing operations	$1.31	$2.21	$1.31	$0.38	$0.84
Discontinued operation	$(0.07)	$(0.05)	$(0.02)	$(0.01)	$(0.04)
Consolidated	$1.24	$2.16	$1.29	$0.37	$0.80
Diluted earnings (loss) per share:
Continuing operations	$1.29	$2.16	$1.27	$0.37	$0.82
Discontinued operation	$(0.07)	$(0.05)	$(0.02)	$(0.01)	$(0.04)
Consolidated	$1.22	$2.11	$1.25	$0.36	$0.78
Diluted weighted average shares outstanding	30,082	30,489	30,228	29,901	29,909

Year Ended June 30,	2009	2008	2007	2006	2005
($000)

Balance Sheet
Working capital	$198,244	$179,744	$110,635	$84,833	$75,481
Total assets, including assets held for sale	368,282	360,926	287,924	250,296	252,678
Long-term debt	3,665	3,791	14,940	23,614	41,180
Total debt	3,665	3,791	14,995	31,167	44,981
Retained earnings	257,106	220,325	158,287	120,321	109,527
Shareholders’ equity	322,376	290,126	219,440	170,591	160,471

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, medical, military and aerospace applications. We also generate revenue, earnings and cash flows from external customers and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes OEMs, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for the industrial, military and medical markets, and U.S. government prime contractors, various U.S. government agencies and thermo-electric integrators.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note A of the Notes to our Consolidated Financial Statements describes the significant accounting policies and accounting methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The Company recognizes revenues when the criteria of SAB 104 (as defined below) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases with the exception of certain customers. For these customers, which represent less than 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2009 was approximately $1.0 million and $0.9 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SEC Staff Accounting Bulletin: No. 104 – Revenue Recognition in Financial Statements (“SAB No. 104”) and that we have adequately considered the requirements of Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”).

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

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2009, 2008 and 2007. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

The Company records a warranty reserve as a charge against earnings based on a historical percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. If actual returns in the future are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required.

The Company records a slow moving inventory reserve as a charge against earnings for all products on hand for more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. If actual market conditions are less favorable than projected, additional inventory reserves may be required.

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment or when events or changes in circumstances indicate that goodwill might be impaired. Other intangible assets are amortized over their estimated useful lives. The determination of the estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired involves judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated results, general economic and market conditions. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information. The carrying value of goodwill at June 30, 2009 and 2008 was $26.1 million and $26.5 million, respectively. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the reporting unit. Changes in our financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand, operational challenges and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole, and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact one or more of our reporting units, our determination of future fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down.

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

The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company has recorded valuation allowances against certain of its deferred tax assets, primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether the Company would more likely than not recover these deferred tax assets, it has not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carry-forwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.

The Company adopted SFAS No. 123(R) “Share-Based Payment,” effective July 1, 2005 (“SFAS No. 123(R)”). SFAS No. 123(R) requires the recognition of the fair value of share-based compensation in earnings. The Company elected the modified retrospective transition method for adopting SFAS No.123(R). Under this method, all prior period financial statements were restated effective July 1, 2005 to recognize share-based compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed

Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. Additionally, third-party insurance is obtained to limit our exposure to these claims in excess of $0.4 million per occurrence and $1.0 million in the aggregate per policy year. When estimating its self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of its self-insurance liability.

EXECUTIVE SUMMARY

Fiscal year 2009 was a challenging year for the Company. The majority of the markets we serve, including the worldwide industrial material processing markets, were severely impacted by the global economic downturn. The Company reacted to this challenge by initiating plans to reduce its operating cost structure and capital spending programs and repositioning its working capital requirements to be in a position to react when economic recovery occurs.

Fiscal 2009 Compared to Fiscal 2008

RESULTS OF CONTINUING OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Decrease
	2009	2008

Bookings	$261.1	$345.3	(24)%
Revenues	292.2	316.2	(8)%
Net earnings	38.9	65.7	(41)%
Diluted earnings per share	1.29	2.16	(40)%

BOOKINGS    Bookings from continuing operations decreased 24% to $261.1 million in fiscal year 2009 compared to $345.3 million in fiscal year 2008. The majority of the Company’s business segments realized lower bookings in fiscal year 2009 compared to fiscal year 2008. The Company’s business segments were negatively impacted by the overall challenging macro-economic environment that began during the Company’s fiscal year 2009. The major factors that contributed to this overall decline in bookings include:

•

The Infrared Optics segment recorded a decrease in bookings of $20.5 million or 26% in the current year compared to last fiscal year due to a downturn in the industrial markets brought on by the worldwide economic recession.

•

The Near-Infrared Optics segment, as previously announced, has continued to ramp down its UV Filter product line as a result of reduced demand from its military customer. UV Filter bookings declined $21.6 million or 76% from its order rate for this product line in fiscal year 2008.

•

PRM in the Company’s Military & Materials segment recognized a decrease in bookings of $4.0 million or 64% due to market price volatility for its two main raw materials, Selenium and Tellurium which impacted the product requirements.

Somewhat buffering the overall decrease in the Company’s bookings during fiscal year 2009 was the increase in military and defense orders at the majority of the Company’s segments as its military product offerings are being introduced into more key military programs.

The Company’s order backlog at June 30, 2009 of $103 million decreased 23% during the current fiscal year compared to the same period last fiscal year as a result of the general economic slowdown, whereby the Company experienced significant slowdown in its order run rate.

REVENUES    Revenues from continuing operations decreased 8% to $292.2 million in fiscal year 2009 compared to $316.2 million in fiscal year 2008. The primary reasons for the revenue decrease was a lower volume of shipments from the Infrared Optics segment resulting from a lowering demand from the segments industrial based customers as a result of the deterioration of the worldwide economy. In addition, the Company’s Near-Infrared Optic’s UV Filter product line recognized approximately $10 million less revenue in the current fiscal year compared to the same period last year as this product line continues to ramp down. The overall decrease in revenues was partially offset by increased revenue volumes at the Company’s Exotic Electro-Optics (“EEO”) and Marlow operations relating to increased shipment volume of military and defense related product offerings.

NET EARNINGS    Net earnings from continuing operations decreased 41% in fiscal year 2009 to $38.9 million ($1.29 per share-diluted) from $65.7 million ($2.16 per share-diluted) in fiscal year 2008. During fiscal year 2008 the Company sold its equity investment in 5NPlus, Inc. for $30.2 million in cash, on which it recorded an after-tax gain of $15.9 million ($0.52 per share-diluted). In addition to the gain on 5NPlus, Inc. in fiscal year 2008, the decrease in earnings was primarily due to less incremental margin recognized on the lower volume of revenues. The Company also incurred $1.0 million more in share-based compensation expense in the current fiscal year compared to the same period last year. Offsetting the net earnings in fiscal year 2009 was the lower effective income tax rate resulting from the Company recording a favorable income tax benefit of approximately $4.7 million in accordance with FIN 48 relating to the reversal of unrecognized tax benefits from the completion of an Internal Revenue Service examination of certain of the Company’s Federal income tax returns.

OUTLOOK    The Company is anticipating that fiscal year 2010 will be another challenging year. We anticipate the world’s economies will continue to be sluggish with only modest growth in the industrial markets serviced by our operating segments. The Company is planning for a further reduction in demand for its UV Filter product line, which is a component of the Near-Infrared Optics segment, with revenues expected to decrease in the fiscal year ending June 30, 2010 by approximately $10 million from the revenues for the fiscal year ending June 30, 2009.

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

Infrared Optics (millions)

	Year Ended June 30,		% Decrease
	2009	2008

Bookings	$119.3	$161.7	(26)%
Revenues	130.9	151.9	(14)%
Segment earnings	28.0	36.2	(23)%

The Company’s Infrared Optics segment includes the combined operations of II-VI Infrared and HIGHYAG. The results of operations include HIGHYAG for only six months of fiscal year 2008, as this acquisition was completed in January 2008.

Bookings for fiscal year 2009 for Infrared Optics decreased 26% to $119.3 million from $161.7 million in fiscal year 2008. The decrease in bookings for fiscal year 2009 compared to the same period last fiscal year was due to the weakness in the worldwide industrial markets as a result of the worldwide economic recession. Based on data received from our customers we believe that laser system utilization within these markets has decreased approximately 50% from the prior year, which in turn has lowered demand for the segment’s replacement optics. In addition, bookings from high power laser OEMs in Japan and Europe have decreased significantly as these customers continue to consume their existing inventory and face lower product demand due to decreased laser utilization rates and less new laser manufacturing. The segment anticipates that the reduced bookings rate will continue for the near-term as OEMs and aftermarket customers continue their cautious buying habits as a result of the worldwide economic environment. The Company is anticipating an improvement in its business environment to occur sometime in the fiscal year ending June 30, 2010 due to signs of growth from China and the positive impact that the world government’s economic stimulus plans should have on the industrial markets. Offsetting somewhat the significant decrease in bookings in the current year has been an increase in bookings from the segment’s military and ZnSe and ZnS materials customers, which has experienced a 40% increase in orders compared to the prior fiscal year.

Revenues for fiscal year 2009 for Infrared Optics decreased 14% to $130.9 million from $151.9 million in fiscal year 2008. The decrease in revenues for the current fiscal year compared to the same period last fiscal year was due to lower shipment volume to OEMs and aftermarket customers worldwide. This lower shipment volume began during the Company’s current second fiscal quarter and is the direct result of the general deterioration of the industrial markets brought on by the global macroeconomic environment.

Segment earnings for fiscal year 2009 for Infrared Optics decreased 23% to $28.0 million from $36.2 million in fiscal year 2008. The decrease in segment earnings in the current fiscal year compared to the same period last year was primarily due to the reduction of margin realized on the segment’s lower shipment volume. In addition, the segment has recorded approximately $1.0 million more of share-based compensation expense during the current fiscal year compared to the same period last fiscal year. The segment is continuing to reduce its operating cost structure to align it with lower product demands.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Decrease
	2009	2008

Bookings	$37.8	$65.9	(43)%
Revenues	45.6	58.7	(22)%
Segment earnings	7.1	11.9	(40)%

Bookings for fiscal year 2009 for Near-Infrared Optics decreased 43% to $37.8 million from $65.9 million in fiscal year 2008. The decrease in bookings for fiscal 2009 compared to the same period last fiscal year was due primarily to the anticipated reduction in the order rates of the segment’s UV Filter product line, which experienced a $21.6 million reduction in orders compared to the prior fiscal year. In addition to the decrease for the UV Filter product line, the segment also experienced a decrease in orders from its industrial and medical customers in the current year as demand for these product lines was negatively impacted by the current economic downturn. Somewhat offsetting the overall bookings decline during the current year was an increase in military orders. The segment is anticipating seeing its non-UV Filter military orders continue to expand in fiscal year 2010 while orders for the UV Filter product line are expected to decrease as this program continues to ramp down.

Revenues for fiscal year 2009 for Near-Infrared Optics decreased 22% to $45.6 million compared to $58.7 million in the prior fiscal year. The decrease in revenues for fiscal 2009 compared to the same period last fiscal year was primarily due to the anticipated reduction in the shipment rates of the UV Filter product line. The revenue decrease was somewhat offset by increased non-UV Filter military product shipments during the current fiscal year. The segment is anticipating that its non-UV military business will remain strong in fiscal year 2010, which will help offset a sluggish demand from the industrial and medical customer base as a result of the current macro-economic environment.

Segment earnings for fiscal year 2009 for Near-Infrared Optics decreased 40% to $7.1 million from $11.9 million in fiscal year 2008. The deterioration in segment earnings in the current fiscal year compared to the same period last fiscal year was the result of a reduction in margin realized on less revenues from its UV Filter, industrial and medical product lines. In addition, segment earnings were also negatively impacted by a $0.8 million write-off of certain equipment of its UV Filter product line due to reduction in certain product demands.

Military & Materials (millions)

	Year Ended June 30,		% Increase (Decrease)
	2009	2008

Bookings	$50.0	$61.9	(19)%
Revenues	57.0	50.5	13%
Segment earnings	6.5	7.1	(8)%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for fiscal year 2009 for Military & Materials decreased 19% to $50.0 million from $61.9 million in fiscal year 2008. The decrease in bookings for fiscal 2009 compared to the same period last fiscal year was the result of lower booking levels at the segment’s PRM operation. During the current fiscal year, the market price of selenium and tellurium, two significant raw materials the Company refines and sells, experienced lower volatility as a result of lower industrial demand for these two materials which are used in the manufacture of steel, glass and automobiles. The lower booking level at PRM was partially offset by increased military bookings at EEO in the current fiscal year compared to the same period last year as a result of increased military orders for the Company’s sapphire and core military product lines. During the current fiscal year, EEO’s bookings increased 27% compared to the prior year, driven by increased orders of Advanced Targeting Pod (“ATP”) Sniper Shrouds and sapphire windows for the Joint Strike Fighter (“JSF”) Electro Optical Targeting System program.

Revenues for fiscal year 2009 for Military & Materials increased 13% to $57.0 million compared to $50.5 million in fiscal year 2008. The increase in revenues in the current fiscal year compared to the same period last year was primarily due to increased military shipments of EEO’s sapphire and core military product lines.

Segment earnings for fiscal year 2009 for Military & Materials decreased 8% to $6.5 million from $7.1 million in fiscal year 2008. The decrease in segment earnings in the current fiscal year despite an increase in revenues was primarily due to a decline in the current year of market pricing of selenium and tellurium resulting in a lower of cost or market write-down of inventories of approximately $1.5 million. The decrease in segment earnings was somewhat offset by earnings improvements at EEO resulting from incremental margin realized on the increased sales volume in the current fiscal year as well as continued improved operational performance.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase (Decrease)

	2009	2008
Bookings	$54.1	$55.8	(3)%
Revenues	58.7	55.1	7%
Segment earnings	6.2	6.5	(5)%

The Compound Semiconductor Group includes the combined operations of Marlow, the Wide Bandgap Group (“WBG”) and the Worldwide Materials Group (“WMG”).

Bookings for fiscal year 2009 from the Compound Semiconductor Group decreased 3% to $54.1 million from $55.8 million in fiscal year 2008. The decrease in bookings in the current fiscal year compared to the same period last fiscal year was primarily due to a one-time large booking from an industrial customer of Marlow which was received during the prior fiscal year. The decrease in bookings was partially offset by a receipt of a $5.2 million U.S. Department of Defense research and development contract booking during fiscal year 2009 at WBG focusing on SiC material growth.

Revenues for fiscal year 2009 from the Compound Semiconductor Group increased 7% to $58.7 million compared to $55.1 million in fiscal year 2008. The increase in revenues in the current fiscal year compared to last fiscal year was due to increased shipment volume at Marlow to its customers in the defense and medical industries.

Segment earnings for fiscal year 2009 for the Compound Semiconductor Group decreased 5% to $6.2 million from $6.5 million in fiscal year 2008. The decrease in segment earnings during the current fiscal year compared to the same period last fiscal year was due primarily to reduced external contract revenue in the current year at WBG. In addition, WMG, which assists the Company’s research and development efforts, increased its developmental efforts on certain material-based research projects, thereby incurring more expense than in the prior year.

Costs and Expenses

Manufacturing gross margin, which is defined as net domestic and international revenue less cost of goods sold, for fiscal year 2009 was $113.1 million or 40% of revenues compared to $127.4 million or 42% of revenues in fiscal year 2008. The decrease in manufacturing gross margin for fiscal 2009 compared to the same period last year was due to several factors including lower margin on reduced revenues, primarily in the Infrared Optics and Near-Infrared Optics business segments which realized 14% and 22% less revenue, respectively, during the current fiscal year compared to last fiscal year. PRM experienced lower manufacturing gross margin due to write-downs of their selenium and tellurium raw material inventory to lower of cost or market based upon the general decline in the market price of these commodities. In addition, Near-Infrared Optics wrote-off approximately $0.8 million of certain equipment of its UV Filter product line due to continued reduction in product demand.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expense, for fiscal year 2009 was $3.0 million or 28% of revenues compared to a contract gross margin of $2.8 million or 23% of revenues for fiscal year 2008. The improvement in contact gross margin during the current fiscal year compared to the same period last year was due to several factors including the mix of contracts to higher margin contracts as well as favorable contract cost rate adjustments initiated during the second half of fiscal year 2009. The contract research and development revenues and costs are a result of research and development efforts in the Near-Infrared Optics, Military & Materials and the Compound Semiconductor Group segments and is a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal year 2009 were $10.2 million or 3% of total revenues compared to $7.7 million or 2% of total revenues for fiscal year 2008. The increase in internal research and development expense during fiscal year 2009 compared to the same period last fiscal year was due to increased internal research and development activities at the Company’s Infrared Optics, Military & Materials and Compound Semiconductor Group segments. These operations have been focusing their internal development on improving material yields and quality process controls as well as new product and technology development.

Selling, general and administrative expenses for the fiscal year 2009 were $58.1 million or 20% of revenues compared to $60.8 million or 19% of revenues for the same period last fiscal year. The decrease in the dollar amount of selling general and administration expense for the current fiscal year compared to the same period last fiscal year was due to certain costs reductions initiated by the Company to align its cost structure with the decreased revenue levels brought on by the current economic environment.

Interest expense for fiscal year 2009 was $0.2 million and was comparable to fiscal year 2008. The low level of interest expense is the result of the Company having relatively low levels of debt outstanding for the fiscal years 2009 and 2008.

Other expense for fiscal 2009 was $1.4 million compared to other income of $2.7 million for fiscal year 2008. Other expense for fiscal 2009 consisted of foreign currency losses of $2.7 million due to the unfavorable movement of the U.S. dollar relative to the Company’s foreign subsidiaries’ functional currencies including the Euro, Japanese Yen and the British Pound. The foreign currency losses during the current fiscal year was partially offset against equity earnings from the Company minority interest in Fuxin Electronic Technology of $1.0 million and interest income of $0.7 million on excess cash reserves. Other income for the fiscal year 2008 primarily consisted of foreign currency gains realized of $1.1 million as well as interest income of $1.4 million from excess cash reserves.

During the fiscal year 2008, the Company sold its equity investment in 5NPlus for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million.

The Company’s effective income tax rate for fiscal year 2009 was 16.0% compared to an effective income tax rate of 27.5% for fiscal year 2008. The lower income tax rate in the current fiscal year is the result of the Company recording a favorable income tax benefit of approximately $4.7 million in accordance with FIN 48 relating to the reversal of unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. In addition, the Company reduced income tax expense by reversing $1.1 million of a deferred income tax valuation allowance related to foreign tax credit carry forwards as a result of an identified tax planning strategy. These benefits were partially offset by increased income tax expense of $0.9 million at certain of the Company’s foreign locations. The higher effective income tax rate for the prior year was primarily due to the U.S. income taxes on the gain from the sale of the equity investment.

Discontinued Operation

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc. for approximately $5.2 million in cash. The Company recognized a $2.0 million loss on the sale net of a $1.2 million income tax benefit. Included in the loss are transaction costs of approximately $1.2 million. Results for this business for the year ended June 30, 2009 and 2008 were revenues of $8.8 million and $7.2 million, respectively, and loss before income taxes of $3.3 million including a pre-tax loss on disposal of $3.2 million for June 30, 2009 compared to a loss before income taxes of $2.3 million for the year ended June 30, 2008.

SEASONALITY

Due to our customers’ buying patterns, particularly in Europe, revenues for our first fiscal quarter ending in September 2009 could be below those in the preceding quarter.

Fiscal 2008 Compared to Fiscal 2007

RESULTS OF CONTINUING OPERATIONS

Overview (millions except per share data)

	Year Ended June 30,		% Increase
	2008	2007

Bookings	$345.3	$266.6	30%
Revenues	316.2	254.7	24%
Net earnings	65.7	38.4	71%
Diluted earnings per share	2.16	1.27	70%

The results of operations for the year ended June 30, 2008 include PRM for 12 months as this acquisition was completed in June 2007, and HIGHYAG for six months of fiscal 2008 as this acquisition was completed in January 2008. Neither of these businesses is included in the results of continuing operations for the fiscal year ended June 30, 2007.

BOOKINGS    Bookings from continuing operations increased 30% to $345.3 million in fiscal 2008 compared to $266.6 million in fiscal 2007. All of the Company’s operating segments experienced booking increases during fiscal year 2008 compared to fiscal year 2007. Numerous factors contributed to the overall increased level of bookings including:

•

The Company’s Near-Infrared Optics segment experienced bookings growth of approximately 33% during the current fiscal year primarily due to increased bookings for the segment’s UV Filter, YAG and optics product lines. The segment experienced increased demand for optics used in medical and cosmetic laser applications.

•	The Infrared Optics segment continued to benefit from the proliferation of laser systems worldwide resulting in increased demand from both OEM and aftermarket customers.
•

Marlow in the Compound Semiconductor Group experienced a 22% increase in bookings in fiscal year 2008 compared to fiscal 2007 due to penetration into the thermoelectric industrial markets as a result of Marlow’s competitive cost structure from its utilization of its Vietnam manufacturing base.

•	Bookings for the Company’s PRM and HIGHYAG acquisitions were approximately $35 million.

The Company’s order backlog at June 30, 2008 of $134 million increased 30% from the backlog at June 30, 2007 as a result of strong product demands across all of the Company’s operating segments.

REVENUES    Revenues from continuing operations increased 24% to $316.2 million in fiscal 2008 compared to $254.7 million in fiscal 2007. Revenue increased in fiscal year 2008 over fiscal year 2007 in all of the Company’s operating units in correlation with the strong bookings performance in fiscal year 2008. The Company’s Marlow operating unit contributed to this increase, with revenue increases of 22% in fiscal year 2008 over fiscal year 2007 driven by growing worldwide product acceptance. The Company also benefited in fiscal year 2008 from strong product demand in the Company’s Infrared Optics segment as the result of increased market share in peripheral and beam-steering optics for via-hole drilling of microelectronics for handheld consumer electronics. Revenues for the Company’s, PRM and HIGHYAG acquisition, were approximately $25 million in fiscal 2008.

NET EARNINGS    Net earnings for continuing operations increased 71% in fiscal 2008 to $65.7 million ($2.16 per share-diluted) from $38.4 million ($1.27 per share-diluted) in fiscal 2007. During fiscal 2008, the Company sold its equity interest in a Canadian company, 5NPlus, Inc., for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million or $0.52 per share-diluted. In addition to the gain on the sale of 5NPlus, the increase in net earnings were attributable to other factors including increased margins recognized on higher revenues recorded across the Company’s operating segments, improved operational improvements in the Military & Materials segment relating to higher production yields and lower scrap expense, increased utilization of the Company’s Vietnam manufacturing base which operates at a reduced cost structure and lower interest expense relating to the Company’s lower borrowing base. The acquisition of PRM also favorably impacted net earnings during fiscal 2008.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2008	2007
Bookings	$161.7	$134.6	20%
Revenues	151.9	132.8	14%
Segment earnings	36.2	35.7	1%

The Company’s Infrared Optics segment includes the combined operations of II-VI Infrared and HIGHYAG. The results of operations include HIGHYAG for six months of fiscal 2008 as this acquisition was completed in January 2008.

Bookings for fiscal 2008 for Infrared Optics increased 20% to $161.7 million from $134.6 million in fiscal 2007. The increase in bookings for fiscal 2008 compared to fiscal year 2007 was primarily driven by increased growth and utilization in the CO2 laser markets as more lasers were introduced into the world’s economy. This growth led to increased worldwide demand of the segment’s product offerings. In particular, the segment experienced increased orders from Asian OEM’s in Japan and China. In addition, the segment benefited from increased requirements for replacement optics from aftermarket customers due to increased utilization of lasers in the workplace.

Revenues for fiscal 2008 for Infrared Optics increased 14% to $151.9 million from $132.8 million in fiscal 2007. The increase in revenues for fiscal 2008 compared to the same period last fiscal year was driven by increased product demand from both OEM and aftermarket customers. The segment continued to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to capture developing new markets and new laser applications.

Segment earnings for fiscal 2008 increased 1% to $36.2 million compared to $35.7 million in fiscal 2007. Segment earnings increased for fiscal 2008 compared to the same period last fiscal year but not at a rate comparable to the growth in revenues. The rate of earnings growth was impacted by yield and production capacity limitations in the segment’s material production operations. The segment has addressed these issues over the last two fiscal years and management believes they have substantially identified and corrected the issues that impacted yields. During fiscal 2008, the segment added additional furnaces into the manufacturing process to help address the capacity and yield challenges.

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

Revenues for fiscal 2008 for Near-Infrared Optics increased 17% to $58.7 million compared to $50.3 million in fiscal 2007. The increase in revenues for fiscal 2008 compared to the same period last year were primarily related to increased volume of shipments of UV Filter assemblies based upon the customer’s scheduled requirements. In addition, the segment recognized increased revenues from its YAG and optics product lines relating to medical and cosmetic laser applications.

Segment earnings for fiscal 2008 increased 75% to $11.9 million from $6.8 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 compared to the same period last fiscal year was primarily due to increased margins recognized on the additional sales volume attributed to the UV Filter product line. In addition, the Company increased its utilization of its Vietnam manufacturing base which operates under a reduced cost structure.

Military & Materials (millions)

	Year Ended June 30,		% Increase
	2008	2007

Bookings	$61.9	$30.3	104%
Revenues	50.5	27.1	86%
Segment earnings	7.1	2.5	180%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM. The results of operations include PRM for fiscal 2008 only as this acquisition was completed June 26, 2007.

Bookings for fiscal 2008 for Military & Materials increased 104% to $61.9 million from $30.3 million in fiscal 2007. Included in bookings for fiscal 2008 were approximately $29 million from PRM. Excluding PRM, bookings increased in the 2008 fiscal year compared to the 2007 fiscal year due to increased orders of sapphire window shrouds for the Sniper Advanced Targeting Pod.

Revenues for fiscal 2008 for Military & Materials increased 86% to $50.5 million compared to $27.1 million in fiscal 2007. Included in revenues for fiscal 2008 were approximately $20 million from PRM. Excluding PRM, revenues increased in the 2008 fiscal year compared to the 2007 fiscal year due to increased orders of sapphire window shrouds for the Sniper Advanced Targeting Pod and increased contract revenue associated with the System Design and Development contract for sapphire window panels for the JSF Electro Optical Targeting System.

Segment earnings for fiscal 2008 increased 180% to $7.1 million from $2.5 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 compared to fiscal 2007 was primarily driven by continued operational improvements at EEO resulting in increased manufacturing yields, lower scrap and rework costs and a product mix focusing on higher margin products. In addition, segment earnings for fiscal year 2008 were favorably impacted by the earnings of PRM.

Compound Semiconductor Group (millions)

	Year Ended June 30,		% Increase
	2008	2007

Bookings	$55.8	$52.2	7%
Revenues	55.1	44.6	24%
Segment earnings	6.5	4.0	65%

The Compound Semiconductor Group includes the combined operations of Marlow, WBG and the WMG.

Bookings for fiscal 2008 from these operations increased 7% to $55.8 million as compared to $52.2 million in fiscal 2007. The increase in bookings in fiscal 2008 compared to fiscal 2007 was primarily due to Marlow which recorded a 22% increase in bookings over fiscal 2007 amounts. This increase was primarily attributed to increased product demands from industrial customers due to Marlow’s competitive cost structure resulting from the utilization of its Vietnam manufacturing base. The increase in bookings for the segment was offset by a decrease in bookings from the segment’s WBG Group resulting from less government contract bookings in fiscal 2008 as compared to fiscal 2007.

Revenues for fiscal 2008 from these operations increased 24% to $55.1 million compared to $44.6 million in fiscal 2007. The increase in revenues in fiscal 2008 compared to fiscal 2007 was due to increased shipments by the Marlow and WBG businesses. During fiscal 2008, WBG benefited from increased commercial acceptance of its product offerings as they continued to improve manufacturing yields on larger diameter SiC crystal products. The yield improvements translated into higher shipments and longer-term purchasing commitments from the Group’s customer base. Marlow’s revenue increase was due to continued worldwide product acceptance in the industrial, defense and medical markets.

Segment earnings for fiscal 2008 from these operations of $6.5 million increased 65% from segment earnings of $4.0 million in fiscal 2007. The improvement in segment earnings for fiscal 2008 was a combination of increased margins recognized on the incremental sales volume as well as increased utilization of Marlow’s Vietnam manufacturing facility contributing to lower manufacturing costs.

Costs and Expenses

Manufacturing gross margin, which is defined as net domestic and international revenues less cost of goods sold, for fiscal 2008 was $127.4 million or 42% of revenues compared to $105.3 million or 43% of revenues in fiscal 2007. The decrease in manufacturing gross margins for fiscal 2008 compared to fiscal 2007 was primarily attributed to the impact of the Company’s PRM and HIGHYAG acquisitions, which have lower gross margins in comparison to the Company’s historical margins. In addition, the margin was also negatively impacted by yield and capacity challenges in the Company’s Infrared Optics segment.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for fiscal 2008 was $2.8 million or 23% of revenues compared to a gross margin of $2.9 million or 26% of revenues for fiscal 2007. Contract revenues increased approximately $1.1 million in fiscal 2008 compared to the same period in fiscal 2007 due to increased contract activity in the Military & Materials and Compound Semiconductor segments. Contract gross margin was negatively impacted in fiscal 2008 primarily due to change in the mix of contracts compared to fiscal 2007. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics, Military & Materials and Compound Semiconductor, segments and is a blend of cost plus fixed fee, cost reimbursement and fixed fee contract activities.

Company-funded internal research and development expenses for fiscal 2008 were $7.7 million or 2% of total revenues compared to $5.8 million or 2% of total revenues, for fiscal 2007. The dollar increase in internal research and development expense during fiscal 2008 compared to fiscal 2007 was due to increased internal research and development in the Company’s Compound Semiconductor Group and the Military & Materials segment. The Compound Semiconductor Group segment has focused their internal research and development in the areas of material growth, yield improvements and quality control processes. The Military & Materials segment focused on increased military research and development activities.

Selling, general and administrative expenses for fiscal 2008 were $60.8 million or 19% of total revenues compared to $53.4 million or 21% of total revenues for fiscal 2007. The decrease in selling, general and administrative expenses as a percentage of revenues in fiscal 2008 compared to fiscal 2007 was primarily due to the inclusion of PRM’s financial results for fiscal 2008. The inclusion of PRM lowered this metric due to the historical lower overhead requirements of this operation compared to the Company’s historical selling, general and administrative expense percentage. The increase in selling, general and administrative costs compared to the same period in fiscal 2007 was primarily driven by an increase in the Company’s employment levels and other administrative costs to support the increased sales volume.

Interest expense for fiscal 2008 was $0.2 million compared to $1.0 million for fiscal 2007. The decrease in interest expense for fiscal 2008 as compared to fiscal 2007 was due to the reduction in the Company’s outstanding debt levels between these two periods.

Other income for fiscal 2008 was approximately $2.7 million and was consistent with other income in fiscal 2007. Other income for both fiscal years 2008 and 2007 consisted primarily of foreign currency gains from the depreciation of the U.S. dollar against the Company’s foreign currencies as well as interest income earned on the Company’s cash reserves.

During fiscal year 2008, the Company sold its equity interest in 5NPlus for $30.2 million in cash on which it recorded a pre-tax gain of $26.5 million.

The Company’s effective income tax rate for fiscal 2008 was 27.5% compared to the income tax rate for fiscal 2007 of 24.2%. The higher tax rate for fiscal 2008 compared to fiscal 2007 was primarily due to the income taxes on the gain from the sale of the 5NPlus equity investment. Excluding the income taxes on the gain from the sale of the 5NPlus equity investment, the effective income tax rate for fiscal 2008 was approximately 22%. The decrease in the adjusted effective tax rate in fiscal 2008 compared to fiscal 2007 was primarily due to higher earnings in fiscal 2008 in lower tax foreign jurisdictions.

Discontinued Operation

With respect to our discontinued operation eV PRODUCTS, results for the year ended June 30, 2008 and all comparative financial data included herein reflect the presentation of eV PRODUCTS as a discontinued operation. Results for this business for the years ended June 30, 2008 and 2007 were revenues of $7.2 million and $8.5 million, respectively, and loss before income taxes of $2.3 million and $0.8 million, respectively.

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

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2009	2008

Net cash provided by operating activities	$48.8	$45.5
Proceeds from sale of equity investment	–	30.2
Proceeds from exercise of stock options	1.8	3.8
Additions to property, plant and equipment	(15.6)	(17.9)
Net payments on debt obligations	(0.5)	(11.7)
Purchases of treasury stock	(12.9)	(5.9)
Investment in unconsolidated business	(4.9)	–
Purchases of businesses, net of cash acquired	–	(2.4)

Cash Provided by Operating Activities:

Cash provided by operating activities from continuing operations was $48.8 million and $45.5 million for the fiscal years ended June 30, 2009 and 2008, respectively. The increase in cash from continuing operations for fiscal year 2009 despite the lower earnings was the result of improvements in the level of working capital, principally related to the collection of our accounts receivable and lower net cash tax payments made during fiscal year 2009.

Cash provided by operating activities from continuing operations was $45.5 million and $44.7 million for the fiscal years ended June 30, 2008 and 2007, respectively. The increase in cash from continuing operations for fiscal year 2008 was primarily driven by increased earnings in fiscal year 2008 compared to fiscal year 2007 offset by higher working capital requirements including accounts receivable and inventory, as a result of the business operating conditions that existed during fiscal year 2008.

Cash (used in) provided by investing activities:

Cash (used in) provided by investing activities from continuing operations was $(18.3) million and $7.1 million for the fiscal years ended June 30, 2009 and 2008, respectively. The decrease in cash from investing activities in the current fiscal year compared to the prior year was primarily the result of the Company receiving $30.2 million of proceeds from the sale of an equity investment in fiscal year 2008. During fiscal year 2009, the Company made $15.6 million of capital expenditures compared to $17.9 million in fiscal year 2008. The reduction in capital expenditure in the current fiscal year was a strategic decision to slowdown capital investments due to a slowdown of the Company’s general business activities as a result of the current worldwide economic recession in fiscal year 2009. In addition, during fiscal year 2009, the Company increased its minority investment in Fuxin Electronic Technology in the amount of $4.9 million.

Cash provided by (used in) investing activities from continuing operations was $7.1 million and $(27.6) million for the fiscal years ended June 30, 2008 and 2007, respectively. The increase in cash from investing activities in fiscal year 2008 was the result of the Company receiving $30.2 million of proceeds from the sales of an equity investment in fiscal year 2008.

Cash used in financing activities:

Cash used in financing activities was $10.3 million and $9.7 million for the years ended June 30, 2009 and 2008, respectively. During fiscal years 2009 and 2008, the Company repurchased treasury stock of $12.9 million and $5.9 million, respectively. Net debt payments were $0.5 million and $11.7 million for fiscal years 2009 and 2008, respectively. Cash used in financing activities was offset by proceeds from exercise of stock options and excess tax benefits from share-based compensation expense.

Cash used in financing activities was $9.7 million and $10.7 million for the years ended June 30, 2008 and 2007, respectively. During fiscal years 2008 and 2007, the Company repurchased treasury stock of $5.9 million and $0.5 million, respectively. Net debt payments were $11.7 million and $16.0 million for fiscal years 2008 and 2007, respectively, as the Company continued paying down on its outstanding borrowings from the excess cash generated from operations. Cash used in financing activities was offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation expense

The Company’s credit facility is a $60.0 million line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings was 2.2% and 4.2% for the fiscal years ended June 30, 2009 and 2008, respectively. The Company had $59.3 million available under its line of credit as of June 30, 2009 and 2008.

On October 23, 2008, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2009, the Company completed its repurchase program. During this program, the Company purchased 500,000 shares of its Common Stock for $12.9 million.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	Year Ended June 30,
	2009	2008

Cash and cash equivalents	$95.9	$69.8
Additional borrowing capacity under existing credit facility	59.3	59.3
Total debt obligations	3.7	3.8

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal growth for fiscal 2010. As a result of the current world-wide recession, the Company is anticipating reducing its capital expenditures and other discretionary spending for fiscal year 2010.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s) Long-Term Debt Obligations	$3,665	$–	$3,665	$–	$–
Interest Payments(1)	270	83	166	21	–
Capital Lease Obligations	–	–	–	–	–
Operating Lease Obligations(2)	26,389	3,134	4,260	2,417	16,578
Purchase Obligations(3)	15,820	13,173	2,255	392	–
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	–	–	–	–	–
Total	$46,144	$16,390	$10,346	$2,830	$16,578

(1)	Variable rate interest obligations are based on the interest rate in effect at June 30, 2009.
(2)	Includes obligations for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056.
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

The gross unrecognized income tax benefits under FIN 48 at June 30, 2009 which are excluded from the above table are $2.8 million. The Company is not able to reasonably estimate how the liability will increase or decrease over time.

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

In addition, the Company has transactions denominated in Euros and Pounds Sterling. As a result of the Company’s hedging activities discussed below, changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for fiscal 2009.

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

The Company entered into a low interest rate, 400 million Yen loan with PNC Bank in June 2007 in an effort to minimize the foreign currency exposure in Japan. During the fiscal year ended June 30, 2009, the Company repaid 50 million Yen under this loan. A change in the interest rate of 1% for this Yen loan would have had an immaterial impact to interest expense and a 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $1.5 million to an increase of approximately $2.6 million for the year ended June 30, 2009.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., and Pacific Rare Specialty Metals & Chemicals, Inc., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency gains (losses) were $0.5 million, $1.0 million and ($0.1) million for the years ended June 30, 2009, 2008 and 2007, respectively.

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

Interest Rate Risks

As of June 30, 2009, the Company’s total borrowings of $3.7 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have a material impact for the fiscal year ended June 30, 2009.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2009, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Ernst & Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting as of June 30, 2009. Their report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated:

We have audited II-VI Incorporated’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). II-VI Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, II-VI Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended June 30, 2009 of II-VI Incorporated and our report dated August 28, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of II-VI Incorporated and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial information for the years ended June 30, 2009 and 2008 included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), II-VI Incorporated’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the consolidated statements of earnings, shareholders’ equity, comprehensive income and cash flows of II-VI Incorporated and Subsidiaries (the “Company”) for the year ended June 30, 2007. Our audit also included the financial information for the year ended June 30, 2007 included in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial information for the year ended June 30, 2007 included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended June 30, 2007 have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

September 10, 2007

(August 26, 2008 as to Note B)

CONSOLIDATED BALANCE SHEETS

June 30,	2009	2008
($000)
Current Assets
Cash and cash equivalents	$95,930	$69,835
Marketable securities	—	3,000
Accounts receivable – less allowance for doubtful accounts of $1,029 at June 30, 2009 and $1,170 at June 30, 2008	43,109	55,866
Inventories	76,620	69,642
Deferred income taxes	9,705	8,943
Prepaid and refundable income taxes	—	5,368
Prepaid and other current assets	4,943	5,386
Assets held-for-sale	—	8,229
Total Current Assets	230,307	226,269
Property, plant and equipment, net	86,413	86,331
Goodwill	26,141	26,531
Other intangible assets, net	12,271	13,268
Investments	9,548	3,665
Other assets	3,602	4,862
Total Assets	$368,282	$360,926

Current Liabilities
Accounts payable	$9,242	$16,412
Accrued salaries and wages	5,510	5,962
Accrued bonuses	5,925	10,342
Accrued profit sharing contribution	2,985	3,393
Accrued income tax payable	1,109	—
Other accrued liabilities	7,292	8,439
Liabilities held-for-sale	—	1,977
Total Current Liabilities	32,063	46,525
Long-term debt	3,665	3,791
Deferred income taxes	1,910	5,210
Unrecognized tax benefits	2,818	8,842
Other liabilities	5,450	6,432
Total Liabilities	45,906	70,800
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common Stock, no par value; authorized – 100,000,000 shares; issued – 32,764,874 shares at June 30, 2009 and 32,605,504 shares at June 30, 2008	89,700	81,585
Accumulated other comprehensive income	3,862	3,576
Retained earnings	257,106	220,325
	350,668	305,486
Treasury stock at cost, 3,228,962 shares at June 30, 2009 and 2,727,910 shares at June 30, 2008	28,292	15,360
Total Shareholders’ Equity	322,376	290,126
Total Liabilities and Shareholders’ Equity	$368,282	$360,926

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended June 30,	2009	2008	2007
($000 except per share data)

Revenues Net sales:
Domestic	$153,830	$154,980	$132,814
International	127,928	148,922	110,674
Contract research and development	10,464	12,289	11,196
Total Revenues	292,222	316,191	254,684

Costs, Expenses and Other Expense (Income)
Cost of goods sold	168,615	176,541	138,212
Contract research and development	7,489	9,444	8,256
Internal research and development	10,205	7,734	5,819
Selling, general and administrative	58,068	60,810	53,443
Interest expense	178	242	1,007
Other expense (income), net	1,402	(2,754)	(2,736)
Gain on sale of equity investment	—	(26,455)	—
Total Costs, Expenses and Other Expense (Income)	245,957	225,562	204,001

Earnings from Continuing Operations Before Income Taxes	46,265	90,629	50,683

Income taxes	7,407	24,936	12,241

Earnings from Continuing Operations	38,858	65,693	38,442

Loss from Discontinued Operation, Net of Income Tax Benefit	(2,077)	(1,425)	(476)

Net Earnings	$36,781	$64,268	$37,966

Basic Earnings (Loss) Per Share:
Continuing operations	$1.31	$2.21	$1.31
Discontinued operation	$(0.07)	$(0.05)	$(0.02)
Consolidated	$1.24	$2.16	$1.29

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.29	$2.16	$1.27
Discontinued operation	$(0.07)	$(0.05)	$(0.02)
Consolidated	$1.22	$2.11	$1.25

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance – July 1, 2006	31,628	$57,431	$742	$120,321	(2,487)	$(7,903)	$170,591
Shares issued under stock incentive plans	451	3,315	—	—	—	—	3,315
Final shares issued to acquire Laser Power Corporation	13	112	—	—	—	—	112
Net earnings	—	—	—	37,966	—	—	37,966
Purchase of treasury stock	—	—	—	—	(20)	(501)	(501)
Treasury stock in deferred compensation plan	—	—	—	—	—	(52)	(52)
Modification to deferred compensation plan	—	1,838	—	—	—	—	1,838
Other comprehensive income, net of tax	—	—	—	—	—	—	197
Share-based compensation expense	—	3,358	—	—	—	—	3,358
Excess tax benefit under FAS 123(R)	—	2,616	—	—	—	—	2,616
Balance – June 30, 2007	32,092	$68,670	$939	$158,287	(2,509)	$(8,456)	$219,440
Cumulative effect of adoption of FIN48	514	—	—	(2,230)	—	—	(2,230)
Shares issued under stock incentive plans	—	3,764	—	—	—	—	3,764
Net earnings	—	—	—	64,268	—	—	64,268
Purchase of treasury stock	—	—	—	—	(187)	(5,865)	(5,865)
Treasury stock in deferred compensation plan	—	1,039	—	—	(32)	(1,039)	—
Other comprehensive income, net of tax	—	—	2,637	—	—	—	2,637
Share-based compensation expense	—	3,980	—	—	—	—	3,980
Excess tax benefit under FAS 123(R)	—	4,132	—	—	—	—	4,132
Balance – June 30, 2008	32,606	$81,585	$3,576	$220,325	(2,728)	$(15,360)	$290,126
Shares issued under stock incentive plans	159	1,798	—	—	—	—	1,798
Net earnings	—	—	—	36,781	—	—	36,781
Purchase of treasury stock	—	—	—	—	(500)	(12,880)	(12,880)
Treasury stock in deferred compensation plan	—	52	—	—	(1)	(52)	—
Other comprehensive income, net of tax	—	—	286	—	—	—	286
Share-based compensation expense	—	4,951	—	—	—	—	4,951
Excess tax benefit under FAS 123(R)	—	1,314	—	—	—	—	1,314
Balance – June 30, 2009	32,765	$89,700	$3,862	$257,106	(3,229)	$(28,292)	$322,376

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended June 30,	2009	2008	2007
($000)
Net earnings	$36,781	$64,268	$37,966
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $47, $985 and $62, respectively	286	2,637	197
Comprehensive Income	$37,067	$66,905	$38,163

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,	2009	2008	2007
Cash Flows from Operating Activities
Net earnings	$36,781	$64,268	$37,966
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operation, net of tax	2,077	1,425	476
Depreciation	14,068	14,157	14,572
Amortization	1,286	1,367	1,388
Share-based compensation expense	4,951	3,980	3,358
Gain on sale of equity investment	—	(26,455)	—
Loss (gain) on foreign currency remeasurements and transactions	2,693	(1,089)	(524)
Net loss on disposal of property, plant and equipment	927	696	46
Deferred income taxes	(3,851)	(292)	(3,993)
Excess tax benefits from share-based compensation expense	(1,314)	(4,132)	(2,616)
Earnings from equity investment	(1,031)	—	—
Other	—	—	(57)
Increase (decrease) in cash from changes in:
Accounts receivable	9,355	(6,487)	(3,411)
Inventories	(7,106)	(7,170)	(5,318)
Accounts payable	(7,269)	234	2,475
Income taxes payable	2,381	(547)	1,847
Deferred revenue	(33)	—	(2,572)
Accrued other current liabilities	(6,719)	3,183	1,538
Other operating net assets	1,639	2,318	(426)
Net cash provided by operating activities:
Continuing operations	48,835	45,456	44,749
Discontinued operation	78	460	(398)
Net cash provided by operating activities	48,913	45,916	44,351
Cash Flows from Investing Activities
Proceeds from sale of equity investment	—	30,236	—
Dividend from equity investment	—	366	23
Proceeds from sale of property, plant and equipment	45	53	147
Additions to property, plant and equipment	(15,557)	(17,855)	(19,384)
Purchases of businesses, net of cash acquired	—	(2,387)	(4,748)
Investment in unconsolidated business	(4,853)	—	(3,615)
Redemption of (investment in) marketable securities	3,000	(3,000)	—
Payment on deferred purchase price of businesses	(913)	(295)	—
Net cash (used in) provided by investing activities:
Continuing operations	(18,278)	7,118	(27,577)
Discontinued operation	3,018	(1,527)	(760)
Net cash (used in) provided by investing activities	(15,260)	5,591	(28,337)
Cash Flows from Financing Activities
Proceeds on long-term borrowings	7,000	3,000	811
Payments on long-term borrowings	(7,509)	(14,749)	(3,750)
Proceeds on short-term borrowings	—	—	3,500
Payments on short-term borrowings	—	—	(16,554)
Proceeds from exercise of stock options	1,798	3,764	3,260
Excess tax benefits from share-based compensation expense	1,314	4,132	2,616
Purchase of treasury stock	(12,880)	(5,865)	(501)
Debt issuance costs	—	—	(106)
Net cash used in financing activities	(10,277)	(9,718)	(10,724)
Effect of exchange rate changes on cash and cash equivalents	2,719	(4,572)	443
Net increase in cash and cash equivalents	26,095	37,217	5,733
Cash and Cash Equivalents at Beginning of Period	69,835	32,618	26,885
Cash and Cash Equivalents at End of Period	$95,930	$69,835	$32,618
Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$—	$—	$1,363
Purchase of business included in current and non-current liabilities	$—	$1,419	$2,800

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS    II-VI Incorporated and subsidiaries (the “Company”), a worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for a diversified customer base including industrial manufacturing, military and aerospace, high-power electronics, telecommunications and thermo-electronics applications. The Company markets its products through its direct sales force and through distributors and agents.

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

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc. eV PRODUCTS was previously reported in the Compound Semiconductor Group business segment. Financial and operational data included herein for all periods presented reflect the presentation of eV PRODUCTS as a discontinued operation.

PRINCIPLES OF CONSOLIDATION    The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION    For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and Pacific Rare Specialty Metals & Chemicals, Inc., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency gains (losses) were $0.5 million, $1.0 million and ($0.1) million for the years ended June 30, 2009, 2008 and 2007, respectively.

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

CASH AND CASH EQUIVALENTS    The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. We place our cash and cash equivalents with high-credit quality financial institutions and to date we have not experienced credit losses in these instruments. Cash of foreign subsidiaries is on deposit at banks in Singapore, China, Germany, Japan, Belgium, the Netherlands, Switzerland, the United Kingdom, Vietnam, the Philippines and Italy.

MARKETABLE SECURITIES    Marketable securities consisted of certificates of deposits with original maturity dates of six months. The deposits were denominated in U.S. dollars and were on deposit with a commercial bank in Vietnam and accrued interest ranging from 4.0% to 4.2% per annum.

ACCOUNTS RECEIVABLE AND WARRANTY RESERVE    The Company establishes an allowance for doubtful accounts based on historical experience.

The Company factored a portion of the accounts receivable due to its Japan subsidiary during each of the years ended June 30, 2009 and 2008. Factoring is done with large banks in Japan. During the years ended June 30, 2009 and 2008, $7.1 million and $7.8 million respectively, of accounts receivable had been factored. As of June 30, 2009 and 2008, $0.2 million and $0.3 million, respectively, was included in Other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse.

The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2009, 2008 and 2007.

Year Ended June 30,	2009	2008	2007
($000)
Balance – Beginning of Year	$777	$926	$885
Expense (credit) and write-offs, net	84	(149)	41

Balance – End of Year	$861	$777	$926

INVENTORIES    Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records a slow moving inventory reserve as a charge against earnings for all products on hand more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are net of reserves totaling $3.3 million and $2.1 million at June 30, 2009 and 2008, respectively.

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

GOODWILL    The excess purchase price over the net assets of businesses acquired is reported as goodwill in the accompanying consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the business are estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill.

INVESTMENTS    In March 2007, the Company acquired for $3.6 million a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.9 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. During the year ended

June 30, 2009, the Company’s pro-rata share of earnings from this investment was $1.1 million, and is recorded in other expense (income), net in the Consolidated Statements of Earnings. The Company did not record any earnings from this investment during the years ended June 30, 2008 and 2007.

During the year ended June 30, 2008, the Company sold its entire 36% equity investment in 5N Plus, Inc. for $30.2 million in cash on which it recorded an after-tax gain of $15.9 million. The Company’s pro rata share of the earnings from this investment and the interest received from these agreements were approximately $0.7 million and $0.9 million for the years ended June 30 2008 and 2007, respectively.

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

INCOME TAXES    Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB 109” as of July 1, 2007. FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return in accordance with Statement 109, “Accounting for Income Taxes.” This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Under FIN 48, the Company classifies interest and penalties as an element of income tax expense.

REVENUE RECOGNITION    The Company recognizes revenues when the criteria of SAB 104 are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases with the exception of certain customers. For these customers, which represent less than 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2009 was approximately $1.0 million and $0.9 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SEC Staff Accounting Bulletin: No. 104 – Revenue Recognition in Financial Statements (SAB 104) and that we have adequately considered the requirements of SFAS No. 48 “Revenue Recognition When Right of Return Exists”.

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

SHIPPING AND HANDLING COSTS    Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were $0.3 million, $0.6 million and $0.3 million for the years ended June 30, 2009, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT    Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

SHARE-BASED COMPENSATION    The Company adopted SFAS No. 123 (revised 2004), (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its share-based compensation.

Under the provisions of SFAS 123(R), the Company recorded $5.0 million, $4.0 million and $3.4 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantee. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the fiscal years ended June 30, 2009, 2008 and 2007, the weighted-average fair value of options granted under the stock option plan was $17.71, $13.31 and $14.62, respectively, per option using the following assumptions:

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
Risk free interest rate	2.91%	3.79%	5.14%
Expected volatility	41%	39%	56%
Expected life of options	5.84 years	5.86 years	6.89 years
Dividend yield	None	none	None

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

At June 30, 2009 the Company did not have any outstanding foreign currency forward exchange contracts. At June 30, 2008 the Company had outstanding contracts with a notional amount of approximately $8.1 million which approximated the fair value of these contracts on the statement of financial position. The Company records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts for the years ended June 30, 2009, 2008 and 2007 was insignificant.

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

COMPREHENSIVE INCOME    Comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $3.9 million and $3.6 million, net of income taxes of $0.6 million and $1.3 million, as of June 30, 2009 and 2008, respectively.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The adoption of SFAS No. 159 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal year 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141 (R) established principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) are effective for the Company’s business combinations occurring on or after July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which requires enhanced disclosure on the effect of derivatives on a company’s financial statements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of SFAS No. 168 beginning in the first fiscal quarter ending September 30, 2009.

Note B	DISCONTINUED OPERATION

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc. for approximately $5.2 million in cash The Company recognized a $2.0 million loss on the sale of the business net of $1.2 million in income tax benefits. Included in the loss are total transaction costs of approximately $2.1 million associated with the sale. The Company believes that the sale of this non-strategic business will allow the Company to focus its financial resources and devote greater attention to the Company’s core businesses

This business was previously reported as a business within the Compound Semiconductor Group for segment reporting. Financial and operational data included herein for all periods presented reflect the presentation of eV PRODUCTS as a discontinued operation. Prior periods have been previously restated to present this business on a discontinued operation basis. The revenue and loss before income taxes for eV PRODUCTS included in discontinued operation are as follows:

Year Ended June 30,	2009	2008	2007
($000)
Revenues	$8,782	$7,202	$8,511
Loss before income taxes	$(3,377)	$(2,321)	$(776)

Note C	ACQUISITIONS

II-VI Suisse S.a.r.l.

In January 2007, the Company exercised its call option and purchased the remaining 25% interest of II-VI Suisse S.a.r.l. (“II-VI Suisse”) for approximately $0.8 million. In connection with the purchase of the remaining 25% interest, the Company entered into two separate three-year non-compete agreements with the sellers.

Pacific Rare Specialty Metals & Chemicals, Inc.

In June 2007, the Company acquired substantially all the outstanding shares of Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) for approximately $6.6 million net of cash acquired of $1.5 million and including transaction costs of approximately $0.2 million. As of June 30, 2009, $1.1 million of the purchase price remains unpaid to the selling shareholders and is expected to be paid no later than September 30, 2009 in accordance with the provisions of the purchase agreement.

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

HIGHYAG Lasertechnologie GmbH

In January 2008, the Company acquired a 74.9% equity interest in HIGHYAG for approximately $3.8 million net of cash acquired of $2.8 million and including transaction costs of approximately $0.4 million. HIGHYAG designs and manufactures automated equipment to deliver high-power one micron laser light for cutting, drilling and welding in automotive, semiconductor and other material processing applications.

This acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. Fixed and contingent payments are due for the remaining purchase price and are estimated to be approximately $1.1 million at June 30, 2009 and will be paid in Euros. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition ($000’s).

Assets
Accounts receivable, net	$2,205
Inventories	2,259
Prepaid and other current assets	57
Property, plant and equipment	702
Intangible assets	493
Goodwill	1,580
Other assets	125

Total assets acquired	$7,421

Liabilities
Accounts payable	$289
Other accrued liabilities	1,292
Other liabilities	1,416
Deferred income taxes	152
Minority interest	466

Total liabilities assumed	$3,615

Net assets acquired	$3,806

Note D	CONTRACT RECEIVABLES

The components of contract receivables, which are a component of accounts receivable, net, were as follows:

June 30,	2009	2008
($000)
Billed
Completed Contracts	$—	$127
Contracts in Progress	1,495	549
	1,495	676
Unbilled	1,698	1,526
	$3,193	$2,202

Note E	INVENTORIES

The components of inventories were as follows:

June 30,	2009	2008
($000)
Raw Materials	$31,227	$22,510
Work in process	25,463	23,467
Finished Goods	19,930	23,665
	$76,620	$69,642

Note F	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost or valuation consist of the following:

June 30,	2009	2008
($000)
Land and land improvements	$1,997	$1,968
Buildings and improvements	53,053	50,914
Machinery and equipment	134,454	118,900
Construction in progress	4,059	8,612
	193,563	180,394

Less accumulated depreciation	(107,150)	(94,063)
	$86,413	$86,331

Depreciation expense was $14.1 million, $14.2 million and $14.6 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Capitalized interest expense associated with the construction of buildings and improvements was $0.1 million for the years ended June 30, 2008 and 2007. There was no capitalized interest expense for the year ended June 30, 2009.

Note G	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill are as follows:

Year Ended June 30,	2009	2008
($000)
Balance – Beginning of Year	$26,531	$24,489

Goodwill acquired – HIGHYAG Lasertechnologie GmbH	—	1,580

Foreign currency translation	(390)	462

Balance – End of Year	$26,141	$26,531

In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the business are estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill. During the fourth quarter of fiscal 2009 and 2008, the Company conducted its annual impairment tests of its reporting units. Based on the results of these analyses, the Company’s goodwill of $26.1 million as of June 30, 2009 and $26.5 million as of June 30, 2008 was not impaired.

In connection with the acquisition of HIGHYAG in January 2008, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheets based on the purchase price allocation.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2009 and 2008 were as follows:

	June 30, 2009			June 30, 2008
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$6,229	$(3,534)	$2,695	$6,284	$(2,927)	$3,357
Trademark	7,491	(665)	6,826	7,491	(590)	6,901
Customer Lists	6,515	(3,770)	2,745	6,338	(3,343)	2,995
Other	1,382	(1,377)	5	1,391	(1,376)	15

Total	$21,617	$(9,346)	$12,271	$21,504	$(8,236)	$13,268

Amortization expense recorded on the intangible assets for the years ended June 30, 2009, 2008 and 2007 was $1.3 million, $1.4 million and $1.4 million, respectively. In connection with the acquisition of Marlow, the Company acquired a trade name with an indefinite life. The carrying amount of $6.0 million is not amortized but tested annually for impairment. The Company completed its impairment test of the acquired trade name with an indefinite life in the fourth quarter of fiscal 2009 and 2008. Based on the results of these tests, the trade name was not impaired at either June 30, 2009 or 2008. Included in the gross carrying amount and accumulated amortization of the Company’s patents, customer list and other component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2010	$1,311
2011	1,257
2012	1,185
2013	925
2014	548

Note H	DEBT

The components of debt were as follows:

June 30	2009	2008
($000’s) Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,665	3,791
Total debt	3,665	3,791
Current portion of long-term debt	—	—
Long-term debt	$3,665	$3,791

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The weighted average interest rate of borrowings was 2.2% and 4.2% for the years ended June 30, 2009 and 2008, respectively. The Company had available $59.3 million under its line of credit as of June 30, 2009 and 2008. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At June 30, 2009 and 2008, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen. The Yen loan has a term through June 2012. At June 30, 2009 and 2008, the Company had 350 million Yen and 400 million Yen borrowed under the loan, respectively. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.78% at June 30, 2009 and 1.03% at June 30, 2008.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2009 and 2008. Borrowings are payable upon demand with interest being charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% at June 30, 2009 and June 30, 2008. At June 30, 2009 and 2008 there were no outstanding borrowings under this facility.

The aggregate annual amounts of principal payments required on the long-term debt are as follows:

Year Ending June 30,
($000)
2010	$—
2011	—
2012	3,665

Interest and commitment fees paid during the years ended June 30, 2009, 2008 and 2007 totaled approximately $0.2 million, $0.3 million and $1.4 million, respectively.

Note I	INCOME TAXES

The components of income tax expense from continuing operations were as follows:

Year Ended June 30,	2009	2008	2007
($000) Current:
Federal	$5,045	$19,858	$11,812
State	1,299	1,693	936
Foreign	4,914	3,677	3,486
Total Current	$11,258	$25,228	$16,234
($000) Deferred:
Federal	$(3,837)	$(609)	$(3,302)
State	(3)	21	(340)
Foreign	(11)	296	(351)
Total Deferred	$(3,851)	$(292)	$(3,993)
Total Income Tax Expense	$7,407	$24,936	$12,241

Principal items comprising deferred income taxes were as follows:

June 30,	2009	2008
($000) Deferred income tax assets and (liabilities) – current
Inventory capitalization	$5,821	$5,131
Non-deductible accruals	813	826
Accrued employee benefits	2,652	2,790
Other	419	196
Deferred income taxes – current	$9,705	$8,943

Deferred income tax assets and (liabilities) – long-term
Prepaid taxes	$212	$994
Net-operating loss and credit carryforwards	4,198	1,358
Share-based compensation expense	5,208	3,966
Valuation allowance	(290)	(2,179)
Deferred income tax asset – long-term	$9,328	$4,139
Tax over book accumulated depreciation	$(7,103)	$(5,334)
Intangible assets	(3,772)	(4,015)
Other	(363)	—
Deferred income tax liability – long-term	$(11,238)	$(9,349)
Net deferred income taxes – long-term	$(1,910)	$(5,210)

The reconciliation of income tax expense from continuing operations at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2009	%	2008	%	2007	%
($000)
Taxes at statutory rate	$16,192	35	$31,803	35	$17,739	35
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	907	2	1,091	1	346	1
Extraterritorial income exclusion	—	—	—	—	(413)	(1)
Taxes on non U.S. earnings	(4,061)	(9)	(8,411)	(9)	(4,826)	(10)
Settlement of unrecognized tax benefits	(4,731)	(10)	—	—	—	—
Reversal of foreign tax credit valuation allowance	(1,107)	(3)	—	—	—	—
Other	207	1	453	1	(605)	(1)
	$7,407	16	$24,936	28	$12,241	24

During the year ended June 30, 2009, the Company decided to adopt a tax planning strategy which should enable the utilization of foreign tax credit carryforwards. As a result, a deferred tax valuation allowance of $1.1 million was reversed to income and the Company recorded the benefit of the current year foreign tax credits generated. These foreign tax credits expire between 2012 and 2018.

During the years ended June 30, 2009, 2008, and 2007, net cash paid by the Company for income taxes was $8.9 million, $24.6 million, and $13.9 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2009, 2008 and 2007 were $22.4 million, $36.0 million and $23.2 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the U.S. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $41.0 million and $32.0 million would have been required as of June 30, 2009 and 2008, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries beyond the repatriated amount; therefore, no provision has been made for future income taxes on the undistributed earnings of foreign subsidiaries, as they are considered indefinitely reinvested.

The Company’s Vietnam subsidiary operates under a tax holiday and does not pay income taxes. This subsidiary is tax exempted through fiscal year 2010.

The sources of differences resulting in deferred income tax expense (benefit) from continuing operations and the related tax effect of each were as follows:

Year Ended June 30,	2009	2008	2007
($000)
Depreciation and amortization	$1,433	$381	$(1,733)
Inventory capitalization	(680)	690	(1,493)
Net operating loss and credit carryforwards net of valuation allowances	(3,658)	(23)	647
Share-based compensation expense	(1,241)	(673)	(854)
Other	295	(667)	(560)
	$(3,851)	$(292)	$(3,993)

As of June 30, 2009, the Company had utilized all of its state net operating loss carryforwards. For the years ended June 30, 2009, 2008 and 2007, the Company utilized $0.7 million, $0.6 million and $1.8 million of state net operating losses, respectively, to reduce current taxable income.

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

Changes in the liability for unrecognized tax benefits following FIN 48 adoption for the fiscal year ended June 30, 2009 were as follows:

($000)	2009
Balance at July 1, 2008	$7,473
Increases in current year tax positions	567
Increases in prior year tax positions	—
Decreases in prior year tax positions	—
Settlements	(5,449)
Expiration of statute of limitations	(16)
Balance at June 30, 2009	$2,575

In July 2008, the Internal Revenue Service completed its examination of the Company’s income tax returns for fiscal years 2005 and 2006. As a result, during the fiscal year ended June 30, 2009 the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million.

The Company classifies all estimated and actual interest and penalties as income tax expense. During the years ended June 30, 2009 and 2008, the Company recognized $0.2 million and $0.5 million, respectively, of interest and penalties within income tax expense. The Company had $0.2 million and $1.4 million of interest and penalties accrued at June 30, 2009 and 2008, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $2.6 million at June 30, 2009. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The fiscal years 2007 to 2009 remain open to examination by the United States Internal Revenue Service, fiscal years 2004 to 2009 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2009 remain open to examination by certain foreign taxing jurisdictions.

Note J	EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 298,000 for the year ended June 30, 2009 because they were anti-dilutive. Weighted average shares issuable upon the exercise of stock options were not included in the calculation because they were anti-dilutive and were immaterial for the years ended June 30, 2008 and 2007.

Year Ending June 30,	2009	2008	2007
($000 except per share)
Earnings from continuing operations	$38,858	$65,693	$38,442
Loss from discontinued operation	(2,077)	(1,425)	(476)
Net earnings	36,781	64,268	37,966
Divided by:
Weighted average shares	29,667	29,691	29,426

Basic earnings from continuing operations per common share	$1.31	$2.21	$1.31
Basic loss from discontinued operation per common share	$(0.07)	$(0.05)	$(0.02)
Basic earnings per common share	$1.24	$2.16	$1.29

Earnings from continuing operations	$38,858	$65,693	$38,442
Loss from discontinued operation	(2,077)	(1,425)	(476)
Net earnings	36,781	64,268	37,966
Divided by:
Weighted average shares	29,667	29,691	29,426
Diluted effect of common stock equivalents	415	798	862
Diluted weighted average common shares	30,082	30,489	30,288
Diluted earnings from continuing operations per common share	$1.29	$2.16	$1.27
Diluted loss from discontinued operation per common share	$(0.07)	$(0.05)	$(0.02)
Diluted earnings per common share	$1.22	$2.11	$1.25

Note K	OPERATING LEASES

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2056. Future rental commitments applicable to the operating leases at June 30, 2009 are as follows:

Year Ending June 30,
($000)
2010	$3,134
2011	2,442
2012	1,818
2013	1,263
2014	1,154
Thereafter	16,578

Rent expense was approximately $3.2 million, $3.0 million and $2.3 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Note L	SHARE-BASED COMPENSATION PLANS

On August 13, 2005, the Board of Directors adopted the II-VI Incorporated 2005 Omnibus Incentive Plan (the “Plan”). The Plan was approved by the shareholders of the Company on November 4, 2005. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares and performance units to employees, officers, directors and consultants of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan shall not in the aggregate exceed 1,800,000 shares of Common Stock authorized plus any shares under the predecessor plan which is outstanding as of November 4, 2005, that expire or terminate without being exercised. All options to purchase shares of Common Stock granted under the Plan have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. As of June 30, 2009, there were 632,650 shares available to be issued under the Plan.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers performance share awards under the 2005 Omnibus Incentive Plan. During the fiscal year ended June 30, 2009, the Company had two outstanding performance share grants covering the periods July 1, 2007 to June 30, 2009 and July 1, 2008 to June 30, 2010. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $5.0 million, $4.0 million and $3.4 million of share-based compensation expense for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, was $0.3 million, $0.7 million and $0.4 million, respectively, for the same periods attributable to the two performance share plans. The performance share compensation expense was calculated based upon the number of shares projected to be earned multiplied by the stock price at the date the performance share plan was established. At June 30, 2009, the Company had one outstanding performance share plan covering the 24-month performance period from July 1, 2008 to June 30, 2010. The projected target awards for this performance share plan are 14,800 shares at a fair market value per share at the grant date of $46.99. The projected share-based compensation expense attributable to this performance share plan to be recognized in the fiscal year ending June 30, 2010 is $0.2 million.

Stock option activity relating to the plans during the years ended June 30, 2009, 2008 and 2007 was as follows:

Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – June 30, 2006	2,191,928	$11.64
Granted	312,800	$23.75
Exercised	(426,563)	$7.77
Forfeited	(49,860)	$16.52
Outstanding – July 1, 2007	2,028,305	$14.20
Granted	393,250	$30.59
Exercised	(482,150)	$7.83
Forfeited	(63,220)	$22.18
Outstanding – July 1, 2008	1,876,185	$19.03
Granted	526,815	$41.40
Exercised	(159,370)	$11.29
Forfeited	(89,495)	$30.90
Outstanding – June 30, 2009	2,154,135	$24.61
Exercisable – June 30, 2009	1,049,000	$16.77
Exercisable – June 30, 2008	906,405	$13.70
Exercisable – June 30, 2007	1,045,205	$10.10

Outstanding and exercisable options at June 30, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.00-$15.00	342,785	2.92	$8.14	342,785	$8.14
$15.01-$20.00	622,230	5.62	$17.66	447,150	$17.67
$20.01-$27.00	389,650	7.59	$21.52	141,870	$21.22
$27.01-$45.00	412,420	8.29	$30.70	96,270	$30.27
$45.01-$47.00	387,050	9.13	$46.97	20,925	$46.99
	2,154,135	6.69	$24.61	1,049,000	$16.77

Note M	SEGMENT AND GEOGRAPHIC REPORTING

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
c.	The type of class of customer for their products and services
d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings or loss, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: Infrared Optics, which is the II-VI Infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”), a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; Near-Infrared Optics, which is the VLOC subsidiary (“VLOC”), and the China and Vietnam near-infrared operations; Military & Materials, which is the Exotic Electro-Optics subsidiary (“EEO”) and Pacific Rare Specialty Metals & Chemicals (PRM) subsidiary; and the Compound Semiconductor Group, which is the Marlow subsidiary, the Wide Bandgap Materials group (“WBG”) and the Worldwide Materials Group (“WMG”) which is responsible for the corporate research and development activities.

The Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc., in June 2009. This business operated within the Compound Semiconductor Group. Segment information for periods presented herein exclude eV PRODUCTS as this business is accounted for as a discontinued operation.

The Infrared Optics segment is divided into the geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K. and Italy. The Infrared Optics segment is directed by the segment’s president, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG Lasertechnologie GmbH brand name.

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

The Compound Semiconductor Group is located in the U.S., Germany, Japan, China and Vietnam. The Compound Semiconductor Group segment is directed by a Corporate Vice-President. Marlow designs and manufacturers thermo-electric cooling and power generation systems for use in defense and space, telecommunications, medical, consumer and industrial markets. WBG group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG group directs the corporate research and development initiatives.

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

The following tables summarize selected financial information of the Company’s operations by segment:

	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
($000)
2009
Revenues	$130,949	$45,559	$57,016	$58,698	$—	$292,222
Inter-segment revenues	1,482	225	2,217	4,758	(8,682)	—
Segment earnings (loss)	28,036	7,111	6,525	6,173	—	47,845
Interest expense	—	—	—	—	—	(178)
Other income, net	—	—	—	—	—	(1,402)
Earnings from continuing operations before income taxes	—	—	—	—	—	46,265

Depreciation and amortization	7,895	2,854	1,653	2,952	—	15,354
Segment Assets	221,591	38,155	43,744	64,792	—	368,282
Expenditures for property, plant and equipment	6,178	1,876	4,325	3,178	—	15,557
Equity investment	9,526	—	—	—	—	9,526
Goodwill	9,986	1,927	3,914	10,314	—	26,141

	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
($000)
2008
Revenues	$151,911	$58,689	$50,507	$55,084	$—	$316,191
Inter-segment revenues	1,542	436	184	7,731	(9,893)	—
Segment earnings	36,189	11,886	7,065	6,522	—	61,662
Interest expense	—	—	—	—	—	(242)
Other income, net	—	—	—	—	—	2,754
Gain on sale of equity investment	—	—	—	—	—	26,455
Earnings from continuing operations before income taxes	—	—	—	—	—	90,629

Depreciation and amortization	7,240	2,820	1,603	3,861	—	15,524
Segment assets	206,310	39,805	38,312	68,270	—	352,697
Expenditures for property, plant and equipment	10,164	1,771	2,760	3,160	—	17,855
Goodwill	10,376	1,927	3,914	10,314	—	26,531

	Infrared Optics	Near- Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
($000)
2007
Revenues	$132,772	$50,253	$27,108	$44,551	$—	$254,684
Inter-segment revenues	602	679	247	5,836	(7,364)	—
Segment earnings	35,663	6,805	2,523	3,963	—	48,954
Interest expense	—	—	—	—	—	(1,007)
Other income, net	—	—	—	—	—	2,736
Earnings from continuing operations before income taxes	—	—	—	—	—	50,683

Depreciation and amortization	6,536	2,978	1,753	4,693	—	15,960
Expenditures for property, plant and equipment	11,218	3,531	1,389	4,329	—	20,467

Geographic information for revenues, based on country of origin, and long-lived assets which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, investments and other assets, follows:

	Revenues
Year Ended June 30,	2009	2008	2007
($000)
United States	$177,916	$194,674	$169,312
Non-United States
Germany	30,404	30,967	24,840
Philippines	21,285	20,514	—
Japan	19,253	25,411	24,185
Vietnam	15,093	8,826	—
Switzerland	7,691	13,139	11,849
China	6,045	4,264	213
Belgium	4,776	5,876	5,561
Singapore	4,427	8,602	8,777
United Kingdom	3,888	3,918	9,947
Italy	1,444	—	—
Total Non - United States	114,306	121,517	85,372
	$292,222	$$316,191	$254,684

	Long- Lived Assets
June 30,	2009	2008
($000)
United States	$117,184	$113,210

Non-United States
Germany	5,962	6,848
Vietnam	3,883	3,887
China	3,152	3,204
Singapore	3,032	2,856
Philippines	2,729	2,548
Switzerland	1,489	1,600
Belgium	277	286
Japan	233	202
Italy	25	—
United Kingdom	9	16
Total Non - United States	20,791	21,447
	$137,975	$134,657

Note N	EMPLOYEE BENEFIT PLANS

Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions to the plan are made at the discretion of the Company’s board of directors and were $3.0 million, $3.4 million and $2.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Company’s Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 800,000 shares. There were 323,113 and 336,026 shares of Common Stock available for purchase under the plan at June 30, 2009 and 2008, respectively.

As a requirement of a collective bargaining agreement, PRM maintains a defined benefit plan for substantially all of its employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability was $0.7 million and $0.5 million as of June 30, 2009 and 2008, respectively. The actuarial assumptions used at June 30, 2009 and 2008 for the discount rate was 8.5% and 9.0%, respectively, and 6% for both fiscal years for future salary increases.

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. During the year ended June 30, 2007, the Company amended its Compensation Plan to restrict changes to and settlements of funds invested in the Common Stock of the Company, which is one of the investment elections available under the Compensation Plan. As a result of this amendment, the Compensation Plan changed from a liability plan to an equity plan. This change resulted in a reduction of the deferred compensation liability associated with the fair value of the Common Stock of the Company held in the Compensation Plan by approximately $1.8 million for the year ended June 30, 2007 with a corresponding increase to the Company’s equity. Employees of the Company made contributions to the Compensation Plan in the amount of approximately $0.2 million, $0.4 million and $0.3 million for the years ended June 30, 2009, 2008, and 2007, respectively. There were no employer contributions made to the Compensation Plan for the years ended June 30, 2009, 2008 and 2007.

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

Year Ending June 30,
($000)
2010	$13,173
2011	1,908
2012	347
2013	392
2014	—
Thereafter	—

Note P	STOCK REPURCHASE PROGRAM

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

Note Q	SUBSEQUENT EVENTS

In accordance with SFAS No. 165, “Subsequent Event”, the Company evaluated subsequent events for recognition and disclosure through August 28, 2009, the date the consolidated financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

QUARTERLY FINANCIAL DATA (unaudited)

Quarterly information has been restated to reflect eV PRODUCTS as a discontinued operation.

FISCAL 2009

QUARTER ENDED	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
($000 except per share data)
Net revenues	$87,766	$74,278	$64,111	$66,067
Cost of goods sold, including contract activity	50,405	42,908	41,424	41,367
Internal research and development	3,191	3,116	1,612	2,286
Selling, general and administrative	16,548	14,199	13,554	13,767
Interest expense	25	57	68	28
Other expense (income) – net	(202)	2,877	(1,460)	187
Earnings from continuing operations before income taxes	17,799	11,121	8,913	8,432
Income taxes	281	2,782	2,177	2,167
Earnings from continuing operations	$17,518	$8,339	$6,736	$6,265
Income (loss) from discontinued operation, net of income tax benefit	$(23)	$20	$(1,926)	$(148)
Net Earnings	$17,495	$8,359	$4,810	$6,117
Basic earnings (loss) per share:
Continuing operations	$0.59	$0.28	$0.23	$0.21
Discontinued operation	$(0.00)	$0.00	$(0.07)	$(0.01)
Consolidated	$0.58	$0.28	$0.16	$0.21

Diluted earnings (loss) per share:
Continuing operations	$0.57	$0.28	$0.23	$0.21
Discontinued operation	$(0.00)	$0.00	$(0.06)	$(0.00)
Consolidated	$0.57	$0.28	$0.16	$0.21

FISCAL 2008

QUARTER ENDED	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
($000 except per share data)
Net revenues	$71,092	$72,334	$80,956	$91,809
Cost of goods sold, including contract activity	42,457	41,909	47,659	53,960
Internal research and development	1,724	1,672	1,992	2,346
Selling, general and administrative	13,784	14,192	15,722	17,112
Interest expense	124	70	22	26
Other (income) – net	(865)	(1,035)	(654)	(200)
Gain on sale of equity investment	—	(26,455)	—	—
Earnings from continuing operations before income taxes	13,868	41,981	16,215	18,565
Income taxes	3,878	14,982	2,862	3,214
Earnings from continuing operations	$9,990	$26,999	$13,353	$15,351
Loss from discontinued operation, net of income tax benefit	$(368)	$(239)	$(305)	$(513)
Net Earnings	$9,622	$26,760	$13,048	$14,838
Basic earnings per share:
Continuing operations	$0.34	$0.91	$0.45	$0.52
Discontinued operation	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Consolidated	$0.33	$0.90	$0.44	$0.50

Diluted earnings per share:
Continuing operations	$0.33	$0.88	$0.44	$0.50
Discontinued operation	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Consolidated	$0.32	$0.88	$0.43	$0.49

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2009, 2008, AND 2007

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions			Additions to Deduction from Reserves		Balance at End of Year
		Charged to Expense	Charged to Other Accounts
YEAR ENDED JUNE 30, 2009:
Allowance for doubtful accounts	$1,170	$(312)	$—		$171	[3]	$1,029
Warranty reserves	$777	$8	$—		$76	[4]	$861

YEAR ENDED JUNE 30, 2008:
Allowance for doubtful accounts	$1,121	$(14)	$92	[2]	$29	[1]	$1,170
Warranty reserves	$926	$(149)	$—		$—		$777

YEAR ENDED JUNE 30, 2007:
Allowance for doubtful accounts	$1,076	$(82)	$149	[2]	$22	[1]	$1,121
Warranty reserves	$885	$41	$—		$—		$926
Other	$10	$—	$—		$10		$—

[1]	Uncollectible accounts written off, net of recovery.
[2]	Primarily relates to the allowance for doubtful accounts from the acquisition of Pacific Rare Specialty Metals & Chemicals, Inc. and HIGHYAG Lasertechnologie, GmbH.
[3]

Primarily relates to allowance for doubtful accounts transferred from eV PRODUCTS Inc. as the Company retained the accounts receivable and related allowance for doubtful accounts as part of the sale of eV PRODUCTS Inc.

[4]	Primarily relates to warranty reserve transferred from eV PRODUCTS Inc. as the Company retained the warranty obligation as part of the sale of eV PRODUCTS Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information set forth above in Part I under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Director Independence and Corporate Governance-Code of Business Conduct and Ethics,” “Meetings and Committees of the Board of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

The information required by this item related to the Company’s Equity Compensation Plan is incorporated herein by reference to the information set forth under the captions “Equity Compensation Plan Information” and “Principal Shareholders” in the Company’s 2009 Proxy Statement.

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

(2) Schedules

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2009 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description of Exhibit

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Filed herewith.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

Exhibit Number	Description of Exhibit

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Filed herewith.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Exhibit Number	Description of Exhibit

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.23 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24	Second Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.24 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.25	Amended and Restated Employment Agreement by and between II-VI and Francis J. Kramer	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on September 24, 2008.

10.26	Amended and Restated Employment Agreement by and between II-VI and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on September 24, 2008.

10.27	Description of Discretionary Incentive Plan*	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

23.02	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description of Exhibit

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

II-VI INCORPORATED

Date: August 28, 2009	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 28, 2009	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

Date: August 28, 2009	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

Date: August 28, 2009	By:	/s/ Carl J. Johnson
Carl J. Johnson
Chairman and Director

Date: August 28, 2009	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 28, 2009	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: August 28, 2009	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: August 28, 2009	By:	/s/ Duncan A. J. Morrison
Duncan A. J. Morrison
Director

Date: August 28, 2009	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 28, 2009	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

EXHIBIT INDEX

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K filed on November 12, 2004.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Filed herewith.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Filed herewith.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.20	$60,000,000 Revolving Credit Facility Credit Agreement by and among II-VI Incorporated, guarantors party, various lenders and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.21	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.22	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K filed on October 26, 2006.

10.23	First Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.23 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24	Second Amendment to Credit Agreement	Incorporated herein by reference is Exhibit 10.24 to II-VI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.25	Amended and Restated Employment Agreement by and between II-VI and Francis J. Kramer	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on September 24, 2008.

10.26	Amended and Restated Employment Agreement by and between II-VI and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K filed on September 24, 2008.

10.27	Description of Discretionary Incentive Plan*	Filed herewith.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

23.02	Consent of Deloitte & Touche LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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