Form 10-Q
period 2009-09-30
II-VI INC
filed 2009-11-05
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 2, 2009, 29,574,129 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2009	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$105,462	$95,930
Accounts receivable – less allowance for doubtful accounts of $1,269 at September 30, 2009 and $1,029 at June 30, 2009	38,639	43,109
Inventories	75,216	76,620
Deferred income taxes	8,483	9,705
Prepaid and other current assets	4,259	4,943

Total Current Assets	232,059	230,307

Property, plant & equipment, net	85,267	86,413
Goodwill	26,266	26,141
Other intangible assets, net	11,963	12,271
Investments	15,651	9,548
Other assets	4,993	3,602

Total Assets	$376,199	$368,282

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,554	$9,242
Accrued salaries and wages	5,317	5,510
Accrued bonuses	3,269	5,925
Accrued profit sharing contribution	548	2,985
Accrued income tax payable	—	1,109
Other accrued liabilities	9,234	7,292

Total Current Liabilities	27,922	32,063
Long-term debt	3,346	3,665
Deferred income taxes	3,483	1,910
Unrecognized tax benefits	3,013	2,818
Other liabilities	5,275	4,955

Total Liabilities	43,039	45,411
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,815,899 shares at September 30, 2009; 32,764,874 shares at June 30, 2009	93,014	89,700
Accumulated other comprehensive income	4,950	3,862
Retained earnings	263,412	257,106

	361,376	350,668
Treasury stock, at cost, 3,242,470 shares at September 30, 2009 and 3,228,962 shares at June 30, 2009	28,649	28,292

Total II-VI Incorporated Shareholders’ Equity	332,727	322,376
Noncontrolling Interests	433	495

Total Shareholders’ Equity	333,160	322,871

Total Liabilities and Shareholders’ Equity	$376,199	$368,282

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2009	2008

Revenues
Net sales:
Domestic	$33,871	$42,161
International	29,740	42,794

	63,611	84,955
Contract research and development	1,927	2,811

Total Revenues	65,538	87,766

Costs, Expenses and Other Expense (Income)
Cost of goods sold	38,389	48,173
Contract research and development	1,279	2,232
Internal research and development	2,435	3,191
Selling, general and administrative	14,939	16,548
Interest expense	24	25
Other expense (income), net	73	(235)

Total Costs, Expenses, and Other Expense (Income)	57,139	69,934

Earnings from Continuing Operations Before Income Taxes	8,399	17,832

Income Taxes	2,100	281

Earnings from Continuing Operations	6,299	17,551

Loss from Discontinued Operation, Net of Income Tax Benefit	—	(23)

Net Earnings	6,299	17,528
Less: Net (Loss) Earnings Attributable to Noncontrolling Interests	(7)	33

Net Earnings Attributable to II-VI Incorporated	$6,306	$17,495

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:
Continuing operations	$0.21	$0.59
Discontinued operation	$—	$(0.00)
Consolidated	$0.21	$0.58
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:
Continuing operations	$0.21	$0.57
Discontinued operation	$—	$(0.00)
Consolidated	$0.21	$0.57

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net earnings	$6,299	$17,528
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of income taxes	—	23
Depreciation	3,679	3,517
Amortization	351	326
Share-based compensation expense	2,433	1,542
Loss on foreign currency remeasurements and transactions	691	557
Income from unconsolidated business	(237)	(770)
Deferred income taxes	2,784	(144)
Excess tax benefits from share-based compensation expense	(161)	(1,241)
Increase (decrease) in cash from changes in:
Accounts receivable	4,140	4,757
Inventories	2,057	(4,028)
Accounts payable	268	245
Income taxes	(1,406)	(11,931)
Other operating net assets	(5,243)	(8,483)

Net cash provided by (used in) operating activities:
Continuing operations	15,655	1,898
Discontinued operation	—	(1,289)

Net cash provided by operating activities	15,655	609

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,547)	(4,707)
Investment in unconsolidated businesses	(2,933)	(4,834)
Payments on deferred purchase price of business	(997)	—
Redemption of marketable securities	—	2,000
Proceeds from sale of property, plant and equipment	4	126

Net cash used in investing activities:
Continuing operations	(6,473)	(7,415)
Discontinued operation	—	(84)

Net cash used in investing activities	(6,473)	(7,499)

Cash Flows from Financing Activities
Payments on long-term debt	(558)	—
Proceeds from exercise of stock options	363	1,483
Excess tax benefits from share-based compensation expense	161	1,241

Net cash (used in) provided by financing activities	(34)	2,724

Effect of exchange rate changes on cash and cash equivalents	384	749

Net increase (decrease) in cash and cash equivalents	9,532	(3,417)

Cash and Cash Equivalents at Beginning of Period	95,930	69,835

Cash and Cash Equivalents at End of Period	$105,462	$66,418

Cash paid for interest	$44	$48
Cash paid for income taxes	$708	$12,657

Non-cash transaction: Increase to Investments Recorded in Other accrued liabilities	$2,933	$—

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount	Income		Shares	Amount

BALANCE – JUNE 30, 2009	32,765	$89,700	$3,862	$257,106	(3,229)	$(28,292)	$495	$322,871

Shares issued under stock option and performance share plans	51	363	—	—	—	—	—	363
Share-based compensation expense	—	2,433	—	—	—	—	—	2,433
Net earnings	—	—	—	6,306	—	—	(7)	6,299
Treasury stock under deferred compensation arrangements	—	357	—	—	(13)	(357)	—	—
Excess tax benefits under SFAS 123(R)	—	161	—	—	—	—	—	161
Distribution of Noncontrolling interest	—	—	—	—	—	—	(55)	(55)
Other comprehensive income, net of tax	—	—	1,088	—	—	—	—	1,088

BALANCE – SEPTEMBER 30, 2009	32,816	$93,014	$4,950	$263,412	(3,242)	$(28,649)	$433	$333,160

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2009. The consolidated results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation. The June 30, 2009 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Recent Accounting Pronouncements

Accounting for Business Combinations

The Company adopted new U.S. Generally Accepted Accounting Principles (GAAP) guidance related to business combinations beginning in its first quarter of fiscal 2010. The adoption of the new guidance did not have an immediate significant impact on the Company’s consolidated financial statements; however, it will impact the accounting for any future business combinations. Under the new guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and tested for impairment in a manner consistent with goodwill.

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements beginning in its first quarter of fiscal 2010. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements. The provisions of these standards were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. The guidance revises accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also requires expanded disclosures regarding the interest of the parent and the noncontrolling interest.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Note C - Discontinued Operation

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc., for approximately $5.2 million in cash. This business was previously reported in the Compound Semiconductor Group for segment reporting. Financial data included herein for the three months ended September 30, 2008 reflect the presentation of eV PRODUCTS as a discontinued operation. Revenues and loss before taxes for eV PRODUCTS included in the discontinued operation are as follows:

Three Months Ended September 30, 2008

Revenues	$2,368

Loss before income taxes	$(38)

Note D - Investments

Langfang Haobo Diamond Co., Ltd.

During the quarter ended September 30, 2009, the Company acquired a 40% noncontrolling minority interest in Langfang Haobo Diamond Co., Ltd., a joint venture based in Beijing, China. The total carrying value of the investment recorded as of September 30, 2009 was $5.9 million of which $2.9 million was paid in cash and the remaining amount was recorded in Accrued other liabilities in the Condensed Consolidated Balance Sheets at September 30, 2009. This investment is accounted for under the equity method of accounting. As of September 30, 2009, the earnings from this investment recorded in the Condensed Consolidated Statements of Earnings were immaterial.

Fuxin Electronic Technology Company

In March 2007, the Company acquired for $3.6 million a 10% noncontrolling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. During the three months ended September 30, 2009 and 2008, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.8 million, respectively, and is recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2009	June 30, 2009

Billed
Completed contracts	$91	$—
Contracts in progress	764	1,495

	855	1,495
Unbilled	1,200	1,698

	$2,055	$3,193

Note F - Inventories

The components of inventories were as follows ($000):

	September 30, 2009	June 30, 2009

Raw materials	$31,006	$31,227
Work in progress	23,899	25,463
Finished goods	20,311	19,930

	$75,216	$76,620

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2009	June 30, 2009

Land and land improvements	$1,997	$1,997
Buildings and improvements	54,064	53,053
Machinery and equipment	136,134	134,454
Construction in progress	3,340	4,059

	195,535	193,563

Less accumulated depreciation	(110,268)	(107,150)

	$85,267	$86,413

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the three months ended September 30, 2009 ($000):

Three Months Ended September 30, 2009

Balance – Beginning of Period	$26,141
Foreign currency translation	125

Balance – End of Period	$26,266

In accordance with U.S. GAAP, the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market shares, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair value of the business is estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2009 and June 30, 2009 were as follows ($000):

	September 30, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$6,246	$(3,709)	$2,537	$6,229	$(3,534)	$2,695
Trademarks	7,491	(683)	6,808	7,491	(665)	6,826
Customer Lists	6,598	(3,983)	2,615	6,515	(3,770)	2,745
Other	1,385	(1,382)	3	1,382	(1,377)	5

Total	$21,720	$(9,757)	$11,963	$21,617	$(9,346)	$12,271

Amortization expense recorded on these intangible assets was $0.4 million and $0.3 million, for the three months ended September 30, 2009 and 2008, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At September 30, 2009, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2010	$975
2011	1,261
2012	1,189
2013	925
2014	546

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I - Debt

The components of debt were as follows ($000):

	September 30, 2009	June 30, 2009
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,346	3,665

Total debt	3,346	3,665
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,346	$3,665

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

The weighted average interest rate of borrowings was 2.2% and 2.5% for the three months ended September 30, 2009 and 2008, respectively. The Company had available $59.3 million under its line of credit as of September 30, 2009 and June 30, 2009, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2009 and June 30, 2009, total outstanding letters of credit supported by the credit facilities were $0.7 million.

The Company has a Yen loan which allows for borrowings of up to 600 million Yen. The Yen loan has a term through June 2012. During the quarter ended September 30, 2009, the Company repaid 50 million Yen on the loan. At September 30, 2009 and June 30, 2009, the Company had 300 million Yen and 350 million Yen borrowed under the Yen loan, respectively. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.55% at September 30, 2009 and 0.78% at June 30, 2009.

Note J - Income Taxes

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008, the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of September 30, 2009, the gross unrecognized income tax benefits were approximately $3.0 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $2.8 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of September 30, 2009, the Company had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fiscal years 2007 to 2009 remain open to examination by the Internal Revenue Service, fiscal years 2004 to 2009 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2009 remain open to examination by certain foreign taxing jurisdictions.

Note K - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 353,000 for the three months ended September 30, 2009 because they were anti-dilutive. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation because they were anti-dilutive were immaterial for the three months ended September 30, 2008 (000 except per share data):

	Three Months Ended September 30,
	2009	2008
Earnings attributable to II-VI Incorporated	$6,306	$17,518
Loss from discontinued operation	—	(23)

Net earnings attributable to II-VI Incorporated	6,306	17,495
Divided by:
Weighted average shares	29,547	29,941

Basic earnings attributable to II-VI Incorporated per common share	$0.21	$0.59
Basic loss from discontinued operation per common share	$—	$(0.00)
Basic earnings attributable to II-VI Incorporated per common share	$0.21	$0.58

Earnings attributable to II-VI Incorporated	$6,306	$17,518
Loss from discontinued operation	—	(23)

Net earnings attributable to II-VI Incorporated	6,306	17,495
Divided by:
Weighted average shares	29,547	29,941
Dilutive effect of common stock equivalents	334	706

Diluted weighted average common shares	29,881	30,647

Diluted earnings attributable to II-VI Incorporated per common share	$0.21	$0.57
Diluted loss from discontinued operation per common share	$—	$(0.00)
Diluted earnings attributable to II-VI Incorporated per common share	$0.21	$0.57

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2009	2008
Net earnings attributable to II-VI Incorporated	$6,306	$17,495
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $363 and $(570), respectively, for the three months ended September 30, 2009 and 2008.	1,088	(1,540)

Comprehensive income	$7,394	$15,955

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”), a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

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

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name and refines specialty metals, primarily selenium and tellurium under the PRM brand name.

The Compound Semiconductor Group is located in the U.S., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Vice President. In the Compound Semiconductor Group segment, Marlow designs and manufactures thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG Group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG Group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$29,167	$8,901	$15,642	$11,828	$—	$65,538
Inter-segment revenues	246	71	84	994	(1,395)	—
Segment earnings	4,876	1,022	2,255	343	—	8,496
Interest expense	—	—	—	—	—	(24)
Other expense, net	—	—	—	—	—	(73)
Earnings before income taxes	—	—	—	—	—	8,399
Depreciation and amortization	2,142	671	462	755	—	4,030
Segment assets	226,208	36,698	44,386	68,907	—	376,199
Expenditures for property, plant and equipment	625	276	1,113	533	—	2,547
Equity investments	9,766	—	—	5,865	—	15,631
Goodwill	10,111	1,927	3,914	10,314	—	26,266

	Three Months Ended September 30, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$43,230	$13,680	$15,459	$15,397	$—	$87,766
Inter-segment revenues	48	98	417	1,570	(2,133)	—
Segment earnings	10,373	2,677	2,881	1,691	—	17,622
Interest expense	—	—	—	—	—	(25)
Other income, net	—	—	—	—	—	235
Earnings from continuing operations before income taxes	—	—	—	—	—	17,832
Depreciation and amortization	1,944	688	389	822	—	3,843
Segment assets	204,669	39,256	41,043	71,844	—	356,812
Expenditures for property, plant and equipment	1,808	957	721	1,221	—	4,707
Equity investment	9,219	—	—	—	—	9,219
Goodwill	10,182	1,927	3,914	10,314	—	26,337

Note N - Share-Based Compensation

The Company records share-based compensation expense in accordance with U.S. GAAP relating to fair value of share based compensation. U.S. GAAP requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The Company recorded $2.4 million and $1.5 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three months ended September 30, 2009 and 2008, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three months ended September 30, 2009 and 2008 the weighted-average fair values of options granted under the stock option plan were $12.83 and $19.95, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Risk free interest rate	3.27%	3.11%
Expected volatility	46%	40%
Expected life of options	7.41 years	5.82 years
Dividend yield	None	None

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not intend to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 16%. Under U.S. GAAP, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. During the three months ended September 30, 2009, the Company recorded $0.7 million of additional share-based compensation expense due to the actual forfeiture rate being lower than the estimated forfeiture rate utilized during the granting for stock options that became fully vested during this quarter.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees performance share awards under the Company’s 2005 Omnibus Incentive Plan. At September 30, 2009, the Company had two separate performance share grants covering the periods from July 2008 to June 2010 and July 2009 to June 2011. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $2.4 million and $1.5 million share-based compensation expense for each of the three months ended September 30, 2009 and 2008 was $0.3 million and $0.2 million, respectively, of expense attributable to performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

During the quarter ended September 30, 2009, the Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees restricted share awards under the Company’s 2005 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. During the three months ended September 30, 2009, the Company’s expense related to these restricted shares was immaterial.

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $2.6 million at September 30, 2009. At June 30, 2009, the Company did not have any outstanding foreign currency forward exchange contracts. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts decreased net earnings by $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note P - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Condensed Consolidated Balance Sheets as of and for the three months ended September 30, 2009 ($000).

Three Months Ended September 30, 2009

Balance – Beginning of Period	$861
Expense and write-offs, net	(45)

Balance – End of Period	$816

Note Q - Subsequent Event

The Company evaluated subsequent events for recognition and disclosures through November 5, 2009, the date the consolidated financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2009 and in this Form 10-Q.

Introduction

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, military, medical, security and aerospace applications. Revenue, earnings and cash flows are also generated from external customer and government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

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

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104 – “Revenue Recognition in Financial Statements” (“SAB 104”) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at September 30, 2009 were approximately $1.3 million and $0.8 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SAB 104, and that we have adequately considered the requirements of U.S. GAAP.

Revenues generated from transactions other than product shipments are contract related and have historically accounted for approximately 5% or less of the Company’s consolidated revenues. For this portion of revenues, the Company follows the guidelines of U.S. GAAP for these contracts, which are related to research and development.

New Accounting Standards

As of September 30, 2009, there have been no other significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations ($000)

	Three Months Ended September 30,
			% Decrease
	2009	2008

Bookings	$73,336	$74,295	(1)%
Revenues	65,538	87,766	(25)%
Earnings attributable to II-VI Incorporated	6,306	17,495	(64)%
Diluted earnings per share	0.21	0.57	(63)%

Bookings for the first quarter of fiscal 2010 decreased 1% to $73,336,000 compared to $74,295,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The Company’s Infrared Optics segment was significantly impacted by the worldwide economic downturn as its bookings decreased $12 million or 30% compared to the same period last year. Industrial-based aftermarket and OEM customers have either slowed the utilization of laser systems in their operations or have delayed introducing new laser systems into the market which has created a lower demand for optical products from the Infrared Optics segment. The decrease in the Infrared Optics segment bookings during the current fiscal quarter was offset by receipt of an $8 million order in the Near-Infrared Optics segment for UV Filter product assemblies. In addition, the Company recognized increased bookings in the Military & Materials segment due to increased sapphire product demands for the Joint Strike Fighter program, higher selenium market index pricing and increased demand for selenium and tellurium products.

Revenues from continuing operations for the three months ended September 30, 2009 decreased 25% to $65,538,000 compared to $87,766,000 for the same period last fiscal year. The decrease in revenues for the three months ended September 30, 2009 compared to the same period last fiscal year was primarily due to lower volume of shipments from the Infrared Optics and Marlow business units as a result of lower product demand from their industrial based customers during this current depressed economic environment. In addition, the Company’s Near-Infrared Optics segment has experienced lower revenue volume as the segment continues its planned ramp down of its UV Filter product line.

Net earnings attributable to II-VI Incorporated for the first quarter of fiscal 2010 were $6,306,000 ($0.21 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $17,495,000 ($0.57 per share-diluted) in the first quarter of fiscal 2009. The decrease in net earnings attributable to II-VI Incorporated during the three months ended September 30, 2009 compared to the same period last fiscal year was due to several factors. During the prior year’s quarter ended September 30, 2008, the Company recognized a favorable income tax benefit in accordance with U.S. GAAP relating to the reversal of unrecognized income tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by additional tax exposure at certain foreign locations. The net favorable impact was approximately $3.6 million or $0.12 per share-diluted. In addition to the absence of the income tax benefit, other factors that contributed to lower earnings during the current three months compared to the same period last fiscal year were lower margins realized at the Company’s Infrared Optics, Near-Infrared Optics and Marlow business units resulting from reduced shipments to their industrial-based customers as a result of the global recession. Also, the Company recorded approximately $0.9 million more in share-based compensation expense during the current fiscal quarter as compared to the same period last fiscal year as a result of an increased use of share-based compensation and an adjustment to the actual forfeiture rates from the estimated forfeitures rates for stock options that became fully vested during the current fiscal quarter.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in Other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note M-Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000)

	Three Months Ended September 30,		% Decrease
	2009	2008

Bookings	$28,170	$40,178	(30)%
Revenues	29,167	43,230	(33)%
Segment earnings	4,876	10,373	(53)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the first quarter of fiscal 2010 for Infrared Optics decreased 30% to $28,170,000 from $40,178,000 in the first quarter of last fiscal year. The decrease in bookings for the three months ended September 30, 2009 compared to the same period last fiscal year was due to the weakness of the worldwide industrial markets for which the segment services, as a result of the depressed worldwide economic environment. Laser system utilization within these markets has decreased significantly from the prior year, which in turn has lowered demand for the segment’s replacement optics. In addition, bookings from high-power laser OEMs in Japan and Europe have decreased significantly as these customers continue to consume their existing inventory and face lower product demand due to decreased laser utilization rates and lower levels of new laser manufacturing.

Revenues for the first quarter of fiscal 2010 for Infrared Optics decreased 33% to $29,167,000 from $43,230,000 in the first quarter of last fiscal year. The decrease in revenues for the three months ended September 30, 2009 compared to the same period last fiscal year was due to lower shipment volume to OEMs and aftermarket customers worldwide. The lower shipment volume began during the second quarter of the prior fiscal year and is the direct result of the general deterioration of the industrial markets brought on by the global macroeconomic environment.

Segment earnings for the first quarter of fiscal 2010 decreased 53% to $4,876,000 from $10,373,000 in the first quarter of last fiscal year. The decrease in segment earnings for the three months ended September 30, 2009 compared to the same period last year was primarily due to the reduction of margin realized due to the segment’s lower shipment volume. Also, the Company recorded $0.9 million more in share-based compensation expense during the current fiscal quarter as compared to the same period last fiscal year as a result of an increased use of share-based compensation and an adjustment to the actual forfeiture rates from the estimated forfeiture rates for stock options that became fully vested during the current fiscal quarter.

Near-Infrared Optics ($000)

	Three Months Ended September 30,		% Increase (Decrease)
	2009	2008

Bookings	$12,728	$9,765	30%
Revenues	8,901	13,680	(35)%
Segment earnings	1,022	2,677	(62)%

Bookings for the first quarter of fiscal 2010 for Near-Infrared Optics increased 30% to $12,728,000 from $9,765,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2009 compared to the same period last fiscal year was primarily due to the timing of receipt of a large order for UV Filter product assemblies of approximately $8 million. The increase was partially offset by a decrease in industrial orders for Yttrium Aluminum Garnet (YAG) and crystal product lines as a result of the depressed worldwide economic environment.

Revenues for the first quarter of fiscal 2010 for Near-Infrared Optics decreased 35% to $8,901,000 from $13,680,000 in the first quarter of last fiscal year. The decrease in revenues for the three months ended September 30, 2009 compared to the same period last fiscal year was primarily due to the planned reduction of the shipment volume of the UV Filter product line as well as a general decline in shipments to the segment’s industrial and medical customers as a result of the poor economic climate. In addition, the segment also recorded $0.9 million less in contract revenues during the current quarter compared to the prior year as a result of a delay in the receipt of a certain government research and development contract that is now expected to be received in the segment’s second quarter of the current fiscal year.

Segment earnings for the first quarter of fiscal 2010 decreased 62% to $1,022,000 from $2,677,000 in the first quarter of last fiscal year. The decrease in segment earnings for the three months ended September 30, 2009 compared to the same period last fiscal year was directly related to the reduction in margin realized on lower shipments of its UV Filter, industrial and medical product lines as well as lower contract research and development activity.

Military & Materials ($000)

	Three Months Ended September 30,		% Increase (Decrease)
	2009	2008

Bookings	$19,003	$11,632	63%
Revenues	15,642	15,459	1%
Segment earnings	2,255	2,881	(22)%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the first quarter of fiscal 2010 for Military & Materials increased 63% to $19,003,000 as compared to $11,632,000 in the first quarter of last fiscal year. Bookings received at both EEO and PRM increased during the current fiscal quarter compared to the same period last fiscal year. The increase in bookings at EEO of 38% in the current fiscal quarter was driven by increased orders of the segment’s sapphire product line for the Joint Strike Fighter program. The bookings increase at PRM of over 100% in the current fiscal quarter was due to higher market price for selenium as well as increased order volume for both selenium and tellurium product lines from China’s glass and steel industries.

Revenues for the first quarter of fiscal 2010 for Military & Materials increased 1% to $15,642,000 as compared to $15,459,000 in the first quarter of last fiscal year. The increase in revenues during the three months ended September 30, 2009 compared to the same period last fiscal year was due to increased shipments at EEO of its sapphire product line. The increase in revenues at EEO was somewhat offset by lower revenues at PRM during the current three months compared to the same period last fiscal year due to lower industrial demands for selenium, exclusive of the recent increase in demand from China.

Segment earnings for the first quarter of fiscal 2010 for Military & Materials decreased 22% to $2,255,000 as compared to $2,881,000 in the first quarter of last fiscal year. The decrease in segment earnings for the three months ended September 30, 2009 compared to the same period last fiscal year was due to PRM’s increased production costs and lower of cost or market write-down of the tellurium inventory of approximately $0.2 million due to a market index price decrease experienced in the quarter.

Compound Semiconductor Group ($000)

	Three Months Ended September 30,		% Increase (Decrease)
	2009	2008

Bookings	$13,435	$12,720	6%
Revenues	11,828	15,397	(23)%
Segment earnings	343	1,691	(80)%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, the Wide Bandgap Group (WBG) and the Worldwide Materials Group (WMG).

Bookings for the first quarter of fiscal 2010 for the Compound Semiconductor Group increased 6% to $13,435,000 as compared to $12,720,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2009 compared to the same period last fiscal year was due to receipt of two large orders at the segment’s WBG operations for semi-insulating silicon carbide wafers due to increased demand in both the radio frequency and power switching industries. The increase in bookings was somewhat offset by lower customer orders at Marlow as a result of lower demand from industrial, defense and medical customers.

Revenues for the first quarter of fiscal 2010 for the Compound Semiconductor Group decreased 23% to $11,828,000 as compared to $15,397,000 in the first quarter of last fiscal year. The decrease in revenues for the three months ended September 30, 2009 compared to the same period last fiscal year was due to lower shipment volume at the segment’s Marlow operations. The lower revenues are a result of defense program cycles and overall demand reductions that are resulting in part from the wind down of certain military activities. In addition, demand for Marlow’s industrial and medical customers has slowed as a result of the general deterioration of the economic climate that has occurred over the last year. The lower revenues were somewhat offset by increased shipment activity at WBG resulting from increased commercial demand from its Japanese and United States customer base for its radio frequency and power switching product lines.

Segment earnings for the first quarter of fiscal 2010 decreased 80% to $343,000 compared to segment earnings of $1,691,000 in the first quarter of the prior fiscal year. The decrease in segment earnings for the three months ended September 30, 2009 compared to the same period last fiscal year was primarily due to reduction in margins realized on fewer shipments of defense, industrial and medical customers at Marlow.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2010 was $25,222,000 or 40% of net sales compared to $36,782,000 or 43% of net sales for the same period last fiscal year. The decrease in manufacturing gross margin for the three months ended September 30, 2009 compared to the same period last fiscal year was due to reduction in margin on lower revenue levels, primarily in the Infrared Optics, Near-Infrared Optics and Marlow business units which realized 33%, 35% and 23% lower revenues, respectively, during the current quarter compared to the same period last fiscal year.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2010 was $648,000 or 34% of research and development revenues compared to a gross margin of $579,000 or 21% of research and development revenues for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group. The improvement in contract research and development gross margin for the three months ended September 30, 2009 compared to the same period last fiscal year was due to higher profit margins realized on most of the Company’s cost plus fixed fee contracts.

Company-funded internal research and development expenses for the first quarter of fiscal 2010 were $2,435,000 or 4% of revenue compared to $3,191,000 or 4% of revenues for the same period last fiscal year. Company-funded internal research and development as a percentage of revenues was consistent with the prior fiscal quarter but in terms of absolute dollars, the decrease in the current fiscal quarter compared to the same period last year was due to certain cost-cutting initiatives implemented during the second half of fiscal year 2009 as a result of the worldwide economic recession.

Selling, general and administrative expenses for the first quarter of fiscal 2010 were $14,939,000 or 23% of revenues compared to $16,548,000 or 19% of revenues for the same period last fiscal year. The decrease in the dollar amount of selling, general and administration expense for the three months ended September 30, 2009 compared to the same period last fiscal year was due to certain cost reductions primarily labor and labor-related costs initiated by the Company in the second half of fiscal year 2009 to align its cost structure with the decreased revenues brought on by the current depressed economic environment.

Interest expense for the first quarter of fiscal 2010 was $24,000 and was consistent with the amount from the prior year’s first fiscal quarter of $25,000. The low level of interest expense is the result of the Company having relatively low levels of outstanding debt during the quarters ended September 30, 2009 and 2008.

Other expense, net for the three months ended September 30, 2009 was $73,000 compared to other income of $235,000 for the same period last fiscal year. Other expense for the current three months ended September 30, 2009 consists of foreign currency losses in the quarter ended September 30, 2009 as the U.S. dollar weakened against certain of the Company’s international subsidiaries’ foreign currencies. Other expense was somewhat offset by equity earnings on unconsolidated investments and interest income and other miscellaneous income.

The Company’s year-to-date effective income tax rate is 25.0% compared to an effective tax rate of 1.6% for the same period last fiscal year. During the quarter ended September 30, 2008, the Company recorded a favorable income tax benefit of approximately $4.7 million in accordance with U.S. GAAP relating to the reversal of unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain Company foreign locations. The net favorable impact of these and other income tax changes during the fiscal quarter ended September 30, 2008 was approximately $3.6 million.

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

Sources (uses) of Cash: ($000)

	Three Months Ended September 30,
	2009	2008

Net cash provided by continuing operating activities	$15,655	$1,898
Proceeds from exercise of stock options	363	1,483
Investment in unconsolidated businesses	(2,933)	(4,834)
Additions to property, plant and equipment	(2,547)	(4,707)
Payments on deferred purchase price of business	(997)	—

Cash provided by operating activities was $15.6 million for the three months ended September 30, 2009 compared to cash provided by operations of $1.9 million for the same period last fiscal year. The increase in cash provided by operations despite lower earnings in the current fiscal year was the result of improvements in the management of working capital, principally related to the collection of our accounts receivable, improved inventory management and lower cash tax payments.

Net cash used in investing activities during the three months ended September 30, 2009 of approximately $6.5 million was primarily for expenditures for property, plant and equipment of $2.5 million, investment in an unconsolidated business of $2.9 million and payments on deferred purchase price arrangements of $1.0 million.

Net cash used in financing activities during the three months ended September 30, 2009 was the result of payments on long-term debt of $0.6 million offset by proceeds from the exercise of stock options and excess tax benefits of $0.5 million.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The weighted average interest rate of borrowings under the credit facility was 2.2% and 2.5% for the quarters ended September 30, 2009 and 2008, respectively. The Company had available $59.3 million under its line of credit as of September 30, 2009 and June 30, 2009.

Our cash position, borrowing capacity and debt obligations are as follows:

($000)

	September 30, 2009	June 30, 2009

Cash and cash equivalents	$105,462	$95,930
Available borrowing capacity	59,300	59,300
Total debt obligations	3,346	3,665

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, and internal growth for fiscal year 2010.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2009.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$3,346	$—	$3,346	$—	$—
Interest Payments(1)	190	76	114	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	26,029	2,460	4,641	2,478	16,450
Purchase Obligations(2)	18,028	11,633	5,661	734	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$47,593	$14,169	$13,762	$3,212	$16,450

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2009.
(2)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s recent acquisitions and investments of HIGHYAG and Langfang Haobo Diamond Co. Ltd.

The gross unrecognized income tax benefits at September 30, 2009, which are excluded from the table above are approximately $3.0 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the three months ended September 30, 2009.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.3 million to an increase of $0.4 million for the quarter ended September 30, 2009.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement losses (gains) were $0.1 million and $(0.1) million for the quarters ended September 30, 2009 and 2008, respectively.

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

Interest Rate Risks

As of September 30, 2009, the total borrowings of $3.3 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the quarter ended September 30, 2009.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

II-VI INCORPORATED
(Registrant)

Date: November 5, 2009	By:	/S/ FRANCIS J. KRAMER
Francis J. Kramer
President and Chief Executive Officer

Date: November 5, 2009	By:	/S/ CRAIG A. CREATURO
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.