Form 10-Q
period 2009-12-31
II-VI INC
filed 2010-02-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

At February 3, 2010, 30,733,581 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2009	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$116,459	$95,930
Accounts receivable – less allowance for doubtful accounts of $1,337 at December 31, 2009 and $1,029 at June 30, 2009	39,201	43,109
Inventories	72,588	76,620
Deferred income taxes	8,340	9,705
Prepaid and other current assets	5,537	4,943

Total Current Assets	242,125	230,307

Property, plant & equipment, net	85,498	86,413
Goodwill	26,192	26,141
Other intangible assets, net	11,615	12,271
Investments	15,654	9,548
Other assets	5,166	3,602

Total Assets	$386,250	$368,282

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,846	$9,242
Accrued salaries and wages	5,272	5,510
Accrued bonuses	4,398	5,925
Accrued profit sharing contribution	1,124	2,985
Accrued income tax payable	234	1,109
Other accrued liabilities	11,368	7,292

Total Current Liabilities	32,242	32,063
Long-term debt	3,227	3,665
Deferred income taxes	1,359	1,910
Unrecognized tax benefits	3,701	2,818
Other liabilities	5,481	4,955

Total Liabilities	46,010	45,411
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 32,827,019 shares at December 31, 2009; 32,764,874 shares at June 30, 2009	94,850	89,700
Accumulated other comprehensive income	4,228	3,862
Retained earnings	269,393	257,106

	368,471	350,668
Treasury stock, at cost, 3,242,470 shares at December 31, 2009 and 3,228,962 shares at June 30, 2009	28,649	28,292

Total II-VI Incorporated Shareholders’ Equity	339,822	322,376
Noncontrolling Interests	418	495

Total Shareholders’ Equity	340,240	322,871

Total Liabilities and Shareholders’ Equity	$386,250	$368,282

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2009	2008

Revenues
Net sales:
Domestic	$36,429	$39,009
International	30,518	33,298

	66,947	72,307
Contract research and development	1,838	1,971

Total Revenues	68,785	74,278

Costs, Expenses and Other Expense (Income)
Cost of goods sold	41,254	41,299
Contract research and development	1,125	1,609
Internal research and development	2,287	3,116
Selling, general and administrative	16,921	14,199
Interest expense	19	57
Other expense (income), net	(205)	2,837

Total Costs, Expenses, and Other Expense (Income)	61,401	63,117

Earnings from Continuing Operations Before Income Taxes	7,384	11,161

Income Taxes	1,400	2,782

Earnings from Continuing Operations	5,984	8,379

Income from Discontinued Operation, Net of Income Tax Benefit	—	20

Net Earnings	5,984	8,399
Less: Net Earnings Attributable to Noncontrolling Interests	3	40

Net Earnings Attributable to II-VI Incorporated	$5,981	$8,359

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:
Continuing operations	$0.20	$0.28
Discontinued operation	$—	$0.00
Consolidated	$0.20	$0.28
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:
Continuing operations	$0.20	$0.28
Discontinued operation	$—	$0.00
Consolidated	$0.20	$0.28

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2009	2008

Revenues
Net sales:
Domestic	$70,300	$81,170
International	60,258	76,092

	130,558	157,262
Contract research and development	3,765	4,782

Total Revenues	134,323	162,044

Costs, Expenses and Other Expense (Income)
Cost of goods sold	79,643	89,472
Contract research and development	2,404	3,841
Internal research and development	4,722	6,307
Selling, general and administrative	31,860	30,747
Interest expense	43	82
Other expense (income), net	(132)	2,602

Total Costs, Expenses, and Other Expense (Income)	118,540	133,051

Earnings from Continuing Operations Before Income Taxes	15,783	28,993

Income Taxes	3,500	3,063

Earnings from Continuing Operations	12,283	25,930

Loss from Discontinued Operation, Net of Income Tax Benefit	—	(3)

Net Earnings	12,283	25,927
Less: Net (Loss) Earnings Attributable to Noncontrolling Interests	(4)	73

Net Earnings Attributable to II-VI Incorporated	$12,287	$25,854

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:
Continuing operations	$0.42	$0.87
Discontinued operation	$—	$(0.00)
Consolidated	$0.42	$0.87
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:
Continuing operations	$0.41	$0.85
Discontinued operation	$—	$(0.00)
Consolidated	$0.41	$0.85

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net earnings	$12,283	$25,927
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of income taxes	—	3
Depreciation	7,403	7,061
Amortization	685	641
Share-based compensation expense	4,103	2,557
Loss on foreign currency remeasurements and transactions	789	3,428
Income from unconsolidated business	(184)	(960)
Deferred income taxes	802	(2,295)
Excess tax benefits from share-based compensation expense	(154)	(1,251)
Increase (decrease) in cash from changes in:
Accounts receivable	3,363	9,144
Inventories	4,731	(10,828)
Accounts payable	557	(5,264)
Income taxes	81	(8,550)
Other operating net assets	(3,209)	(6,697)

Net cash provided by (used in) operating activities:
Continuing operations	31,250	12,916
Discontinued operation	—	(598)

Net cash provided by operating activities	31,250	12,318

Cash Flows from Investing Activities
Additions to property, plant and equipment	(6,691)	(9,255)
Investments in unconsolidated businesses	(2,989)	(4,834)
Payments on deferred purchase price of business	(997)	(787)
Redemption of marketable securities	—	3,000
Proceeds from sale of property, plant and equipment	148	181

Net cash used in investing activities:
Continuing operations	(10,529)	(11,695)
Discontinued operation	—	(348)

Net cash used in investing activities	(10,529)	(12,043)

Cash Flows from Financing Activities
Proceeds on long-term borrowings	—	7,000
Payments on long-term debt	(558)	(2,000)
Purchase of treasury stock	—	(12,880)
Proceeds from exercise of stock options	536	1,574
Excess tax benefits from share-based compensation expense	154	1,251

Net cash provided by (used in) financing activities	132	(5,055)

Effect of exchange rate changes on cash and cash equivalents	(324)	3,353

Net increase (decrease) in cash and cash equivalents	20,529	(1,427)

Cash and Cash Equivalents at Beginning of Period	95,930	69,835

Cash and Cash Equivalents at End of Period	$116,459	$68,408

Cash paid for interest	$44	$78
Cash paid for income taxes	$2,588	$14,078

Non-cash transaction: Increase to Investments Recorded in Other accrued liabilities	$2,933	$—

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount			Shares	Amount

BALANCE – JUNE 30, 2009	32,765	$89,700	$3,862	$257,106	(3,229)	$(28,292)	$495	$322,871

Shares issued under stock option and performance share plans	62	536	—	—	—	—	—	536
Share-based compensation expense	—	4,103	—	—	—	—	—	4,103
Net earnings (loss)	—	—	—	12,287	—	—	(4)	12,283
Treasury stock under deferred compensation arrangements	—	357	—	—	(13)	(357)	—	—
Excess tax benefits under SFAS 123(R)	—	154	—	—	—	—	—	154
Other comprehensive income – Noncontrolling interest	—	—	18	—	—	—	(18)
Distribution of Noncontrolling interest	—	—	—	—	—	—	(55)	(55)
Other comprehensive income, net of tax	—	—	348	—	—	—	—	348

BALANCE – DECEMBER 31, 2009	32,827	$94,850	$4,228	$269,393	(3,242)	$(28,649)	$418	$340,240

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three and six months ended December 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2009. The consolidated results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation. The June 30, 2009 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements beginning in its first quarter of fiscal 2010. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements. The provision of these standards were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. The guidance revises accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. It also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also requires expanded disclosures regarding the interest of the parent and the noncontrolling interest.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Note C - Discontinued Operation

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc., for approximately $5.2 million in cash. This business was previously reported in the Compound Semiconductor Group for segment reporting. Financial data included herein for the three and six months ended December 31, 2008 reflect the presentation of eV PRODUCTS as a discontinued operation. Revenues and income (loss) before taxes for eV PRODUCTS included in the discontinued operation are as follows ($000):

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008

Revenues	$2,574	$4,942

Income (loss) before income taxes	$34	$(4)

Note D - Investments

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% noncontrolling minority interest in Langfang Haobo Diamond Co., Ltd., a joint venture based in Beijing, China. The total carrying value of the investment recorded as of December 31, 2009 was $5.9 million of which $3.0 million was paid in cash and the remaining amount was recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheets at December 31, 2009. This investment is accounted for under the equity method of accounting. During the three and six months ended December 31, 2009 the Company’s pro-rata share of the results of operations from this investment was immaterial.

Fuxin Electronic Technology Company

In March 2007, the Company acquired for $3.6 million a 10% noncontrolling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. The total carrying value of the investment recorded as of December 31, 2009 was $9.8 million. The Company’s pro-rata share of loss from this investment was $0.1 million for the three months ended December 31, 2009 and earnings of $0.2 million for the six months ended December 31, 2009, and was $0.2 million and $1.0 million, for the three and six months ended December 31, 2008, respectively, and is recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	December 31, 2009	June 30, 2009

Billed
Completed contracts	$46	$—
Contracts in progress	998	1,495

	1,044	1,495
Unbilled	1,366	1,698

	$2,410	$3,193

Note F - Inventories

The components of inventories were as follows ($000):

	December 31, 2009	June 30, 2009

Raw materials	$28,524	$31,227
Work in progress	24,802	25,463
Finished goods	19,262	19,930

	$72,588	$76,620

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation were as follows ($000):

	December 31, 2009	June 30, 2009

Land and land improvements	$1,997	$1,997
Buildings and improvements	54,294	53,053
Machinery and equipment	136,772	134,454
Construction in progress	5,812	4,059

	198,875	193,563

Less accumulated depreciation	(113,377)	(107,150)

	$85,498	$86,413

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the six months ended December 31, 2009 ($000):

Six Months Ended December 31, 2009

Balance – Beginning of Period	$26,141
Foreign currency translation	51

Balance – End of Period	$26,192

The Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the business to the recorded value including goodwill. Management considers historical experience and all available information at the time the fair value of the business is estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2009 and June 30, 2009 were as follows ($000):

	December 31, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$6,240	$(3,858)	$2,382	$6,229	$(3,534)	$2,695
Trademarks	7,491	(702)	6,789	7,491	(665)	6,826
Customer Lists	6,545	(4,101)	2,444	6,515	(3,770)	2,745
Other	1,382	(1,382)	—	1,382	(1,377)	5

Total	$21,658	$(10,043)	$11,615	$21,617	$(9,346)	$12,271

Amortization expense recorded on these intangible assets was $0.3 million and $0.7 million, for the three and six months ended December 31, 2009, respectively, and was $0.3 million and $0.6 million for the three and six months ended December 31, 2008, respectively. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At December 31, 2009, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2010	$650
2011	1,261
2012	1,175
2013	925
2014	503

Note I - Debt

The components of debt were as follows ($000):

	December 31, 2009	June 30, 2009
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,227	3,665

Total debt	3,227	3,665
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,227	$3,665

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

The weighted average interest rate of borrowings including the line of credit and the Yen denominated term note was 2.1% and 2.5% for the six months ended December 31, 2009 and 2008, respectively. The Company had available $59.1 million and $59.3 million under its line of credit as of December 31, 2009 and June 30, 2009, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2009 and June 30, 2009, total outstanding letters of credit supported by the credit facility were $0.9 million and $0.7 million, respectively.

The Company has a Yen loan which allows for borrowings of up to 600 million Yen ($5.6 million as of December 31, 2009). The Yen loan has a term through June 2012. During the six months ended December 31, 2009, the Company repaid 50 million Yen ($0.6 million) on the loan. At December 31, 2009 and June 30, 2009, the Company had 300 million Yen and 350 million Yen borrowed under the Yen loan, respectively. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.55% at December 31, 2009 and 0.78% at June 30, 2009.

Note J - Income Taxes

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008, the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of December 31, 2009, the gross unrecognized income tax benefits were approximately $3.7 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $3.4 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of December 31, 2009, the Company had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

Fiscal years 2007 to 2009 remain open to examination by the Internal Revenue Service, fiscal years 2004 to 2009 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2009 remain open to examination by certain foreign taxing jurisdictions.

Note K - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 202,000 and 268,000 for the three and six months ended December 31, 2009, respectively and 414,000 and 150,000 for the three and six months ended December 31, 2008, respectively, because they were anti-dilutive. (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Earnings attributable to II-VI Incorporated	$5,981	$8,339	$12,287	$25,857
Earnings (loss) from discontinued operation	—	20	—	(3)

Net earnings attributable to II-VI Incorporated	5,981	8,359	12,287	25,854
Divided by:
Weighted average shares	29,576	29,677	29,562	29,809

Basic earnings attributable to II-VI Incorporated per common share	$0.20	$0.28	$0.42	$0.87
Basic earnings (loss) from discontinued operation per common share	$—	$0.00	$—	$(0.00)
Basic earnings attributable to II-VI Incorporated per common share	$0.20	$0.28	$0.42	$0.87

Earnings attributable to II-VI Incorporated	$5,981	$8,339	$12,287	$25,857
Earnings (loss) from discontinued operation	—	20	—	(3)

Net earnings attributable to II-VI Incorporated	5,981	8,359	12,287	25,854
Divided by:
Weighted average shares	29,576	29,677	29,562	29,809
Dilutive effect of common stock equivalents	487	311	411	535

Diluted weighted average common shares	30,063	29,988	29,973	30,344

Diluted earnings attributable to II-VI Incorporated per common share	$0.20	$0.28	$0.41	$0.85
Diluted earnings (loss) from discontinued operation per common share	$—	$0.00	$—	$(0.00)
Diluted earnings attributable to II-VI Incorporated per common share	$0.20	$0.28	$0.41	$0.85

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net earnings attributable to II-VI Incorporated	$5,981	$8,359	$12,287	$25,854
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $(169) and $104, respectively, for the three and six months ended December 31, 2009, and $711 and $198, respectively, for the three and six months ended December 31, 2008.	(722)	2,133	366	593

Comprehensive income	$5,259	$10,492	$12,653	$26,447

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at December 31, 2009: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”), a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and the China and Vietnam near-infrared operations; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

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

On January 4, 2010, the Company completed its acquisition of Photop Technologies, Inc. (“Photop”). See also “Note Q Subsequent Events.” Photop will be combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the three and six months ended December 31, 2009 for the Near-Infrared Optics segment does not include any operating results of Photop, but they do include certain transaction-related expenses attributable to the acquisition of Photop of approximately $1.7 million, pre-tax which are required to be expensed under current accounting standards.

The following table summarizes selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$31,186	$10,280	$15,162	$12,157	$—	$68,785
Inter-segment revenues	422	48	159	786	(1,415)	—
Segment earnings	5,164	86	1,503	445	—	7,198
Interest expense	—	—	—	—	—	(19)
Other expense, net	—	—	—	—	—	205
Earnings before income taxes	—	—	—	—	—	7,384
Depreciation and amortization	2,155	676	488	739	—	4,058
Segment assets	236,370	37,987	43,733	68,160	—	386,250
Expenditures for property, plant and equipment	385	922	1,449	1,388	—	4,144
Equity investments	9,779	—	—	5,875	—	15,654
Goodwill	10,037	1,927	3,914	10,314	—	26,192

	Three Months Ended December 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$34,054	$12,223	$13,541	$14,460	$—	$74,278
Inter-segment revenues	733	54	1,065	1,002	(2,854)	—
Segment earnings	9,717	2,479	1,006	853	—	14,055
Interest expense	—	—	—	—	—	(57)
Other income, net	—	—	—	—	—	(2,837)
Earnings from continuing operations before income taxes	—	—	—	—	—	11,161
Depreciation and amortization	1,929	821	387	722	—	3,859
Segment assets	207,303	40,319	41,356	68,859	—	357,837
Expenditures for property, plant and equipment	2,449	240	869	990	—	4,548
Equity investment	9,432	—	—	—	—	9,432
Goodwill	10,132	1,927	3,914	10,314	—	26,287

	Six Months Ended December 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$60,353	$19,181	$30,804	$23,985	$—	$134,323
Inter-segment revenues	668	119	243	1,780	(2,810)	—
Segment earnings	10,040	1,108	3,758	788	—	15,694
Interest expense	—	—	—	—	—	(43)
Other expense, net	—	—	—	—	—	132
Earnings before income taxes	—	—	—	—	—	15,783
Depreciation and amortization	4,297	1,347	950	1,494	—	8,088
Expenditures for property, plant and equipment	1,010	1,198	2,562	1,921	—	6,691

	Six Months Ended December 31, 2008
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$77,284	$25,903	$29,000	$29,857	$—	$162,044
Inter-segment revenues	781	152	1,482	2,572	(4,987)	—
Segment earnings	20,090	5,156	3,887	2,544	—	31,677
Interest expense	—	—	—	—	—	(82)
Other income, net	—	—	—	—	—	(2,602)
Earnings from continuing operations before income taxes	—	—	—	—	—	28,993
Depreciation and amortization	3,873	1,509	776	1,544	—	7,702
Expenditures for property, plant and equipment	4,257	1,197	1,590	2,211	—	9,255

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

The Company recorded $1.7 million and $4.1 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2009, respectively, and $1.0 million and $2.6 million for the three and six months ended December 31, 2008, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of the share-based compensation expense. During the three and six months ended December 31, 2009, the weighted-average fair values of options granted under the stock option plans were $14.46 and $12.87 per option, respectively, and $11.70 and $19.43 per option for the three and six months ended December 31, 2008, respectively, using the following assumptions:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008

Risk free interest rate	3.02%	2.54%	3.25%	3.07%
Expected volatility	48%	44%	46%	40%
Expected life of options	6.54 years	5.82 years	7.29 years	5.82 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not intend to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and currently are estimated at a rate of 16%. Under U.S. GAAP, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. During the six months ended December 31, 2009, the Company recorded $0.7 million of additional share-based compensation expense due to the actual forfeiture rate for stock options that became fully vested during the six months ended December 31, 2009.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees performance share awards under the Company’s 2005 Omnibus Incentive Plan. At December 31, 2009, the Company had two separate performance share grants covering the periods from July 2008 to June 2010 and July 2009 to June 2011. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $1.7 million and $4.1 million share-based compensation expense for each of the three and six months ended December 31, 2009 was $0.2 million and $0.5 million, respectively, of expense attributed to the performance share awards. Included in the $1.0 million and $2.6 million share-based compensation expense for each of the three and six months ended December 31, 2008 was $(0.1) million and $0.1 million, respectively, of (benefit) expense attributable to performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

In August 2009, the Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees restricted share awards under the Company’s 2005 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. The Company’s expense related to these restricted shares was immaterial for the three months ended December 31, 2009 and $0.1 million for the six months ended December 31, 2009.

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $4.6 million at December 31, 2009. At June 30, 2009, the Company did not have any outstanding foreign currency forward exchange contracts. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The change in the fair value of these contracts increased net earnings by $0.2 million and $0.1 million for the three and six months ended December 31, 2009, respectively and the change in the fair value of these contracts decreased net earnings by $0.3 million and $0.5 million for the three and six months ended December 31, 2008, respectively.

Note P - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Condensed Consolidated Balance Sheets as of and for the six months ended December 31, 2009 ($000).

Six Months Ended December 31, 2009

Balance – Beginning of Period	$861
Expense and write-offs, net	(72)

Balance – End of Period	$789

Note Q - Subsequent Events

On January 4, 2010, the Company completed its acquisition of Photop Technologies, Inc. (“Photop”). The initial consideration consisted of cash of $45.6 million and 1,145,852 shares of II-VI Incorporated common stock. In addition, the purchase agreement provides up to $12.0 million of additional cash earn-out opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The final purchase price will be subject to customary closing adjustments, including working capital adjustments. The results for the three and six months ended December 31, 2009 do not include any operating results of Photop, but they do include certain transaction-related expenses attributable to the acquisition of Photop of approximately $1.3 million, after-tax, which are required to be expensed under current accounting standards.

The Company evaluated subsequent events for recognition and disclosures through February 8, 2010, the date the consolidated financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

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

On January 4, 2010, the Company completed its acquisition of Photop Technologies, Inc. (“Photop”). The initial consideration consisted of cash of $45.6 million and 1,145,852 shares of II-VI Incorporated common stock. In addition, the purchase agreement provides up to $12.0 million of additional cash earn-out opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The final purchase price will be subject to customary closing adjustments, including working capital adjustments. The results for the three and six months ended December 31, 2009 do not include any operating results of Photop, but they do include certain transaction-related expenses attributable to the acquisition of Photop of approximately $1.3 million, after-tax, which are required to be expensed under current accounting standards within the Near-Infrared Optics segment.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The company establishes an allowance for doubtful accounts and a warranty reserve based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The Company’s allowance for doubtful accounts and warranty reserve balances at December 31, 2009 was approximately $1.3 million and $0.8 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

New Accounting Standards

As of December 31, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations ($000)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$78,311	$67,337	16%	$151,647	$141,632	7%
Revenues	68,785	74,278	(7)%	134,323	162,044	(17)%
Earnings attributable to II-VI Incorporated	5,981	8,359	(28)%	12,287	25,854	(52)%
Diluted earnings per share	0.20	0.28	(29)%	0.41	0.85	(52)%

Bookings for the second quarter of fiscal 2010 increased 16% to $78,311,000 compared to $67,337,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the three months ended December 31, 2009 compared to the same period last fiscal year was due to strong orders received by the Company’s Near-Infrared Optics, Military & Materials and Marlow business units during the current quarter. The Near-Infrared Optics segment received a $4.7 million Title III development contract to support the manufacture of high-energy laser weapons. Exotic Electro-Optics and Marlow experienced increased in military orders related to their sapphire and night-vision product lines, respectively, and PRM benefited from increased demand from steel and glass production in China as a result of the strengthening Chinese economy. Bookings for the six months ended December 31, 2009 increased 7% to $151,647,000 compared to $141,632,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2009 compared to the same period last fiscal year was due to the items noted above as well as increased commercial orders received at WBG as its silicon carbide wafer product offerings continue to gain market acceptance.

Revenues for the three months ended December 31, 2009 decreased 7% to $68,785,000 compared to $74,278,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2009 decreased 17% to $134,323,000 compared to $162,044,000 from the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was primarily due to lower volume of shipments from the Infrared Optics and Marlow business units as a result of lower product demand from their industrial-based customers as a result of the stagnated economic environment. In addition, the Company’s Near-Infrared Optics segment has experienced lower revenue volume as the segment continues its planned ramp down of its UV Filter product line. The decrease in revenues for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was somewhat offset by revenue improvements at EEO and WBG relating to increased shipment of EEO’s sapphire product line and the continued commercial market acceptance of WBG’s silicon carbide wafer products.

Net earnings attributable to II-VI Incorporated for the second quarter of fiscal 2010 were $5,981,000 ($0.20 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $8,359,000 ($0.28 per share-diluted) in the second quarter of fiscal 2009. The decrease in net earnings attributable to II-VI Incorporated for the three months ended December 31, 2009 compared to the same period last fiscal year was due to several factors. During the three months ended December 31, 2009, the Company recorded approximately $1.3 million, after-tax of transaction expenses required to be expensed under current accounting standards relating to its acquisition of Photop completed on January 4, 2010. In addition, the Company realized reduced margins relating to the Company’s lower revenue levels for the three month period ended December 31, 2009 compared to the same period last fiscal year as well as increased share-based compensation expense. For the six months ended December 31, 2009, net earnings attributable to II-VI Incorporated were $12,287,000 ($0.41 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $25,854,000 ($0.85 per share-diluted) for the same period last fiscal year. In addition to the items noted above, another factor that contributed to the lower net earnings attributable to II-VI Incorporated during the six month period ended December 31, 2009 compared to the same period last fiscal year was due to the recognition of a favorable income tax benefit in accordance with U.S. GAAP during the six months ended December 31, 2008 relating to the reversal of unrecognized income tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by additional tax exposure at certain foreign locations. The net favorable impact included in the six months ended December 31, 2008 was approximately $3.6 million, ($0.12 per share-diluted).

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

Infrared Optics ($000)

	Three Months Ended December 31,		% Decrease	Six Months Ended December 31,		% Decrease
	2009	2008		2009	2008
Bookings	$32,444	$33,476	(3)%	$60,614	$73,654	(18)%
Revenues	31,186	34,054	(8)%	60,353	77,284	(22)%
Segment earnings	5,164	9,717	(47)%	10,040	20,090	(50)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the second quarter of fiscal 2010 for Infrared Optics decreased 3% to $32,444,000 from $33,476,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2009 decreased 18% to $60,614,000 from $73,654,000 for the same period last fiscal year. The decrease in bookings for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was due to lower demand from the segment’s industrial-based customers during the first half of fiscal year 2010 compared to the same period last fiscal year. The segment was severely impacted by the economic slowdown which began to impact the Company in November 2008. The Company has begun to see evidence of an economic recovery in the laser industry across most geographical locations and anticipates continued strengthening in product demand from its industrial customer base over the remaining six months of fiscal 2010.

Revenues for the second quarter of fiscal 2010 for Infrared Optics decreased 8% to $31,186,000 from $34,054,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2009 decreased 22% to $60,353,000 from $77,284,000 for the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was due to lower shipment volume to OEMs and aftermarket customers worldwide. The lower shipment volume began during the second quarter of the prior fiscal year and is the direct result of the general deterioration of the industrial markets brought on by the global macroeconomic environment.

Segment earnings for the second quarter of fiscal 2010 decreased 47% to $5,164,000 from $9,717,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2009 decreased 50% to $10,040,000 from $20,090,000 for the same period last fiscal year. The decrease in segment earnings for the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year was primarily due to the reduction of margin realized due to the segment’s lower shipment volume as noted above. In addition, the Company recorded $0.7 million and $1.5 million, respectively, more in share-based compensation expense during the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year as a result of increased use of share-based compensation.

Near-Infrared Optics ($000)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)

	2009	2008		2009	2008
Bookings	$11,603	$8,231	41%	$24,331	$17,996	35%
Revenues	10,280	12,223	(16)%	19,181	25,903	(26)%
Segment earnings	86	2,479	(97)%	1,108	5,156	(79)%

Bookings for the second quarter of fiscal 2010 for Near-Infrared Optics increased 41% to $11,603,000 from $8,231,000 in the second quarter of last fiscal year. The increase in bookings for the three months ended December 31, 2009 compared to the same period last fiscal year was primarily due to the receipt of a government Title III contract award of $4.7 million to support the manufacture of high-energy laser weapons. The increase in bookings during the current three months ended December 31, 2009 was somewhat offset by approximately $1.6 million in lower UV Filter bookings received compared to the same period last fiscal year due to the timing of the receipt of a blanket order for this product line. Bookings for the six months ended December 31, 2009 increased 35% to $24,331,000 as compared to $17,996,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2009 compared to the same period last fiscal year was due to the receipt of the Title III government contract as noted above and the timing of receipt of a large order for UV Filter product assemblies of approximately $8 million that was received during the current year’s fiscal first quarter.

Revenues for the second quarter of fiscal 2010 for Near-Infrared Optics decreased 16% to $10,280,000 from $12,223,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2009 decreased 26% to $19,181,000 compared to $25,903,000 for the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was due to the planned reduction of the shipment volume of the UV Filter product line as well as lower contract revenues.

Segment earnings for the second quarter of fiscal 2010 decreased 97% to $86,000 from $2,479,000 in the second quarter of last fiscal year. Segment earnings for the six months ended December 31, 2009 decreased 79% to $1,108,000 from $5,156,000 for the same period last fiscal year. The decrease in segment earnings for the three and six months ended December 31, 2009 compared to the same periods last fiscal year is primarily due to recording approximately $1.7 million, pre-tax of acquisition costs during the three months ended December 31, 2009 relating to the Company’s acquisition of Photop that occurred on January 4, 2010. In addition, the reduction in margin realized on lower shipment volume of its UV Filter product line and lower contract research and development revenue also contributed to the lower segment earnings realized during the three and six months ended December 31, 2009 compared to the same periods last fiscal year.

Military & Materials ($000)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$18,488	$12,823	44%	$37,491	$24,455	53%
Revenues	15,162	13,541	12%	30,804	29,000	6%
Segment earnings	1,503	1,006	49%	3,758	3,887	(3)%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the second quarter of fiscal 2010 for Military & Materials increased 44% to $18,488,000 as compared to $12,823,000 in the second quarter of last fiscal year. Bookings for the six months ended December 31, 2009 increased 53% to $37,491,000 as compared to $24,455,000 for the same period last fiscal year. Bookings received at both EEO and PRM increased during the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year. The increase in bookings at EEO was due to increased orders of the business unit’s sapphire product line for the Joint Strike Fighter program. The increase in bookings at PRM was due to increased orders of selenium and tellurium received from industrial-based customers in China. In addition, higher market prices for the segment’s selenium and tellurium product lines have contributed to the increased bookings.

Revenues for the second quarter of fiscal 2010 for Military & Materials increased 12% to $15,162,000 as compared to $13,541,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2009 increased 6% to $30,804,000 as compared to $29,000,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was primarily due to increased volume of shipments for its sapphire product lines related to the Joint Strike Fighter program.

Segment earnings for the second quarter of fiscal 2010 for Military & Materials increased 49% to $1,503,000 as compared to $1,006,000 in the second quarter of last fiscal year. The increase in segment earnings for the three months ended December 31, 2009 compared to the same period last fiscal year was due to incremental margins realized on the increased revenue at EEO and PRM. Segment earnings for the six months ended December 31, 2009 decreased 3% to $3,758,000 compared to segment earnings of $3,887,000 for the same period last fiscal year. The decrease in segment earnings for the six months ended December 31, 2009 compared to the same period last fiscal year despite the segment’s increase in revenues of 6% was the result of higher production and processing costs and lower of cost or market inventory write-downs at PRM.

Compound Semiconductor Group ($000)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2009	2008		2009	2008
Bookings	$15,776	$12,807	23%	$29,211	$25,527	14%
Revenues	12,157	14,460	(16)%	23,985	29,857	(20)%
Segment earnings	445	853	(48)%	788	2,544	(69)%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the second quarter of fiscal 2010 for the Compound Semiconductor Group increased 23% to $15,776,000 as compared to $12,807,000 in the second quarter of last fiscal year. The increase in bookings for the three months ended December 31, 2009 compared to the same period last fiscal year was due to increased product demand at the segment’s Marlow operations from their defense and telecom customers. Bookings for the six months ended December 31, 2009 increased 14% to $29,211,000 compared to $25,527,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2009 compared to the same period last fiscal year was due to receipt of several large orders during the first fiscal quarter of the current year at the segment’s WBG operations for commercial applications of semi-insulating silicon carbide wafers due to increased product demand for radio frequency and power switching applications.

Revenues for the second quarter of fiscal 2010 for the Compound Semiconductor Group decreased 16% to $12,157,000 as compared to $14,460,000 in the second quarter of last fiscal year. Revenues for the six months ended December 31, 2009 decreased 20% to $23,985,000 compared to $29,857,000 for the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2009 compared to the same periods last year was primarily due to lower shipments at Marlow as a result of lower demand from their industrial and medical customers due to the general economic stagnation. The lower revenues at Marlow was somewhat offset by increased shipments at WBG for silicon carbide wafers as commercial demand and applications for these products continue to increase and gain market acceptance.

Segment earnings for the second quarter of fiscal 2010 decreased 48% to $445,000 compared to segment earnings of $853,000 in the second quarter of the prior fiscal year. Segment earnings for the six months ended December 31, 2009 decreased 69% to $788,000 compared to segment earnings of $2,544,000 for the same period last fiscal year. The decrease in segment earnings for the three and six months ended December 31, 2009 compared to the same periods last fiscal year was primarily due to reduction in margins realized on lower shipment volume to Marlow’s industrial and medical based customers.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the second quarter of fiscal 2010 was $25,693,000 or 38% of net sales compared to $31,008,000 or 43% of net sales for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2009 was $50,915,000 or 39% of net sales compared to $ 67,790,000 or 43% of net sales for the same period last fiscal year. The decrease in manufacturing gross margin for both the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year was due to reduction in margin on lower revenue levels, primarily in the Infrared Optics, Near-Infrared Optics and Marlow business units. The Infrared Optics segment’s gross margin was also impacted by a shift in the segment’s product mix in the three and six month periods ended December 31, 2009 to more military related products which typically have lower gross margins than comparable industrial products.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the second quarter of fiscal 2010 was $713,000 or 39% of research and development revenues compared to a gross margin of $362,000 or 18% of research and development revenues for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2009 was $1,361,000 or 36% of research and development revenue compared to a gross margin of $941,000 or 20% for research and development revenue for the same period last fiscal year. The increase in the contract research and development gross margin for the three and six months ended December 31, 2009 compared to the same period last fiscal year was due to certain favorable contract cost rate adjustments recorded in the current fiscal year as well as more cost plus development contracts which historically carry higher gross margins.

Company funded internal research and development expenses for the second quarter of fiscal 2010 were $2,287,000 or 3% of revenue compared to $3,116,000 or 4% of revenues for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2009 were $4,722,000 or 4% of revenue compared to $6,307,000 or 4% of revenues for the same period last fiscal year. The decrease in company funded internal research and development expense for the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year was the result of planned cost-cutting initiatives implemented during the second half of fiscal year 2009 as a result of the worldwide economic recession as well as less external contract support as a result of lower levels of external contract activities.

Selling, general and administrative expenses for the second quarter of fiscal 2010 were $16,921,000 or 25% of revenues compared to $14,199,000 or 19% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2009 were $31,860,000 or 24% of revenues compared to $30,747,000 or 19% of revenues for the same period last fiscal year. The increase in the dollar amount of selling, general and administrative expenses for the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year was primarily due to expensing approximately $1.7 million of transaction-related costs as required by U.S. GAAP during the three months ended December 31 2009 associated with the Company’s acquisition of Photop on January 4, 2010. In addition to the transaction-related expenses, the Company recorded additional share-based compensation expense.

Interest expense for the second quarter of fiscal 2010 was $19,000 compared to $57,000 for the same period last fiscal year. For the six months ended December 31, 2009 interest expense was $43,000 compared to $82,000 for the same period last fiscal year. The lower level of interest expense for the three and six month periods compared to the same periods last fiscal year is the result of having relatively low levels of debt during the three and six month periods ended December 31, 2009 compared to the same periods last fiscal year.

Other income, net for the three months ended December 31, 2009 was $205,000 compared to other expense, net of $2,837,000 for the same period last fiscal year. Other income, net for the six months ended December 31, 2009 was $132,000 compared to other expense, net of $2,602,000 for the same period last fiscal year. During the three and six months ended December 31, 2008 the Company recorded foreign currency losses of approximately $2.9 million and $3.4 million, respectively, due to unfavorable movement of the U.S. dollar relative to the Company’s foreign subsidiaries’ functional currencies including the Japanese Yen, the British Pound and the Euro. During the three and six months ended December 31, 2009 the Company was not materially impacted by foreign currency volatility. Other income, net for the three and six months ended December 31, 2009 primarily consists of equity earnings from the Company’s 20.2% investment in Fuxin Electronic Technology Company.

The Company’s year-to-date effective income tax rate for the six months ended December 31, 2009 was 22.2% compared to an effective tax rate of 10.6% for the same period last fiscal year. The current fiscal year’s effective income tax rate was favorably impacted by approximately $0.5 million of return-to-provision tax adjustments recorded during the quarter ended December 31, 2009 upon completion and filing of the Company’s prior year’s federal income tax return. During the six months ended December 31, 2008, the Company recorded a favorable income tax benefit of approximately $4.7 million relating to the reversal of certain unrecognized tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain Company foreign locations.

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

Sources (uses) of Cash: ($000)

	Six Months Ended December 31,
	2009	2008
Net cash provided by continuing operating activities	$31,250	$12,916
Proceeds from exercise of stock options	536	1,574
Net (payments) borrowings on long-term debt	(558)	5,000
Additions to property, plant and equipment	(6,691)	(9,255)
Investment in unconsolidated businesses	(2,989)	(4,834)
Purchases of treasury stock	—	(12,880)

Cash provided by continuing operating activities was $31.3 million for the six months ended December 31, 2009 compared to cash provided by continuing operating activities of $12.9 million for the same period last fiscal year. The improvement in net cash provided by continuing operating activities during the six months ended December 31, 2009 compared to the same period last fiscal year was due to strong working capital management as it relates to inventory, accounts receivable, accounts payable and accrued income taxes. During the six month period ended December 31, 2009 the working capital management of these specific accounts generated approximately $8.7 million in cash compared to a use of $15.5 million for the same period last fiscal year.

Net cash used in investing activities during the six months ended December 31, 2009 of $10.5 million was primarily for expenditures for property, plant and equipment of $6.7 million, investment in an unconsolidated business of $3.0 million and payments on deferred purchase price arrangements of $1.0 million.

Net cash provided by financing activities during the six months ended December 31, 2009 of $0.1 million was the result of proceeds from the exercise of stock options and excess tax benefits of $0.7 million offset by payments on long-term debt of $0.6 million.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The Company had available $59.1 million and $59.3 million under its line of credit as of December 31, 2009 and June 30, 2009, respectively.

On January 4, 2010, the Company completed its acquisition of Photop. The initial consideration consisted of cash of $45.6 million and 1,145,852 shares of II-VI Incorporated common stock. In addition, the purchase agreement provides up to $12.0 million of additional cash earn-out opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The final purchase price will be subject to customary closing adjustments, including working capital adjustments. The Company funded the cash portion of the initial consideration by utilizing cash on hand.

The Company’s cash position, borrowing capacity and debt obligations are as follows:

	December 31, 2009	June 30, 2009
Cash and cash equivalents	$116,459	$95,930
Available borrowing capacity	59,100	59,300
Total debt obligation	3,227	3,665

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, and internal growth for fiscal year 2010.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2009.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligation	$3,227	$—	$3,227	$—	$—
Interest Payments(1)	178	71	107	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	26,229	1,830	4,686	2,492	17,221
Purchase Obligations(2)	13,992	9,784	3,682	526	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$43,626	$11,685	$11,702	$3,018	$17,221

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2009.
(2)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s recent acquisitions and investments of HIGHYAG and Langfang Haobo Diamond Co. Ltd.

The gross unrecognized income tax benefits at December 31, 2009, which are excluded from the above table, are approximately $3.7 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risks

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used, other than those described below.

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the six months ended December 31, 2009.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.8 million for the six months ended December 31, 2009.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement losses were $0.2 million for the three and six months ended December 31, 2009 and $0.3 million and $0.4 million for the three and six months ended December 31, 2008, respectively.

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

Interest Rate Risks

As of December 31, 2009, the total borrowings of $3.2 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the six months ended December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Kramer and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2009, the Company held its annual meeting of shareholders. The three matters voted upon at the annual meeting were (1) the election of two directors for a term to expire in 2012, (2) the approval of the II-VI Incorporated 2009 Omnibus Incentive Plan and (3) the ratification of the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

Each of the nominees for director was elected at the annual meeting. The following is a separate tabulation with respect to each director:

	Votes For	Votes Withheld	Total Votes
Wendy F. DiCicco	28,046,909	599,076	28,645,985
Marc Y.E. Pelaez	22,862,065	5,783,920	28,645,985

Joseph J. Corasanti, Carl J. Johnson, Thomas E. Mistler, Marc Y.E. Pelaez and Peter W. Sognefest continued as directors following the annual meeting.

The total number of votes cast for the approval of the II-VI Incorporated 2009 Omnibus Incentive Plan was 28,645,985 with 21,617,472 votes for, 1,668,956 votes against and 5,359,557 votes abstaining. The total number of votes cast on the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 was 28,645,985 with 27,903,765 votes for, 718,859 votes against and 23,361 votes abstaining.

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

II-VI INCORPORATED
(Registrant)

Date: February 8, 2010	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 8, 2010	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.