Form 10-Q
period 2010-03-31
II-VI INC
filed 2010-05-07
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

At May 3, 2010, 30,778,951 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2010	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$97,203	$95,930
Accounts receivable – less allowance for doubtful accounts of $1,170 at March 31, 2010 and $1,029 at June 30, 2009	64,367	43,109
Inventories	79,702	76,620
Deferred income taxes	9,559	9,705
Prepaid and other current assets	9,656	4,943

Total Current Assets	260,487	230,307

Property, plant & equipment, net	120,259	86,413
Goodwill	62,308	26,141
Other intangible assets, net	21,674	12,271
Investments	15,574	9,548
Other assets	3,138	3,602

Total Assets	$483,440	$368,282

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$18,997	$9,242
Accrued salaries and wages	9,861	5,510
Accrued bonuses	7,223	5,925
Accrued profit sharing contribution	1,877	2,985
Accrued income tax payable	4,093	1,109
Other accrued liabilities	26,699	7,292

Total Current Liabilities	68,750	32,063
Long-term debt	3,224	3,665
Deferred income taxes	6,821	1,910
Unrecognized tax benefits	3,565	2,818
Other liabilities	11,624	4,955

Total Liabilities	93,984	45,411
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 34,011,261 shares at March 31, 2010; 32,764,874 shares at June 30, 2009	134,558	89,700
Accumulated other comprehensive income	3,570	3,862
Retained earnings	279,706	257,106

	417,834	350,668
Treasury stock, at cost, 3,242,470 shares at March 31, 2010 and 3,228,962 shares at June 30, 2009	28,649	28,292

Total II-VI Incorporated Shareholders’ Equity	389,185	322,376
Noncontrolling Interests	271	495

Total Shareholders’ Equity	389,456	322,871

Total Liabilities and Shareholders’ Equity	$483,440	$368,282

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Net sales:
Domestic	$45,321	$35,506
International	49,387	26,339

	94,708	61,845
Contract research and development	2,823	2,266

Total Revenues	97,531	64,111

Costs, Expenses and Other Expense (Income)
Cost of goods sold	58,697	40,066
Contract research and development	2,082	1,358
Internal research and development	3,238	1,612
Selling, general and administrative	18,985	13,554
Interest expense	1	68
Other expense (income), net	82	(1,534)

Total Costs, Expenses, and Other Expense (Income)	83,085	55,124

Earnings from Continuing Operations Before Income Taxes	14,446	8,987

Income Taxes	4,208	2,177

Earnings from Continuing Operations	10,238	6,810

Loss from Discontinued Operation, Net of Income Tax Benefit	—	(1,926)

Net Earnings	10,238	4,884
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	(75)	74

Net Earnings Attributable to II-VI Incorporated	$10,313	$4,810

Net Earnings (Loss) Attributable to II-VI Incorporated: Basic Earnings Per Share:
Continuing operations	$0.34	$0.23
Discontinued operation	$—	$(0.07)
Consolidated	$0.34	$0.16
Net Earnings (Loss) Attributable to II-VI Incorporated: Diluted Earnings Per Share:
Continuing operations	$0.33	$0.23
Discontinued operation	$—	$(0.06)
Consolidated	$0.33	$0.16

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

	Nine Months Ended March 31,
	2010	2009
Revenues
Net sales:
Domestic	$115,621	$116,676
International	109,645	102,431

	225,266	219,107
Contract research and development	6,588	7,048

Total Revenues	231,854	226,155

Costs, Expenses and Other Expense (Income)
Cost of goods sold	138,340	129,538
Contract research and development	4,486	5,199
Internal research and development	7,960	7,919
Selling, general and administrative	50,845	44,301
Interest expense	44	150
Other expense (income), net	(50)	1,068

Total Costs, Expenses, and Other Expense (Income)	201,625	188,175

Earnings from Continuing Operations Before Income Taxes	30,229	37,980

Income Taxes	7,708	5,240

Earnings from Continuing Operations	22,521	32,740

Loss from Discontinued Operation, Net of Income Tax Benefit	—	(1,929)

Net Earnings	22,521	30,811
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	(79)	147

Net Earnings Attributable to II-VI Incorporated	$22,600	$30,664

Net Earnings (Loss) Attributable to II-VI Incorporated: Basic Earnings Per Share:
Continuing operations	$0.76	$1.10
Discontinued operation	$—	$(0.06)
Consolidated	$0.76	$1.03
Net Earnings (Loss) Attributable to II-VI Incorporated: Diluted Earnings Per Share:
Continuing operations	$0.74	$1.08
Discontinued operation	$—	$(0.06)
Consolidated	$0.74	$1.02

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net earnings	$22,521	$30,811
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operation, net of income taxes	—	1,929
Depreciation	13,148	10,281
Amortization	1,322	954
Share-based compensation expense	6,211	3,799
Loss on foreign currency remeasurements and transactions	1,061	1,954
Income from unconsolidated business	(104)	(974)
Deferred income taxes	194	(2,547)
Excess tax benefits from share-based compensation expense	(318)	(1,252)
(Gain) loss on disposal of property, plant and equipment	(39)	885
Increase (decrease) in cash from changes in:
Accounts receivable	(6,678)	13,281
Inventories	5,345	(12,692)
Accounts payable	4,074	(5,627)
Income taxes	3,990	205
Accrued other current liabilities	3,678	(6,613)
Other operating net assets	(879)	645

Net cash provided by (used in) operating activities:
Continuing operations	53,526	35,039
Discontinued operation	—	(69)

Net cash provided by operating activities	53,526	34,970

Cash Flows from Investing Activities
Purchase of business	(45,600)	—
Cash assumed from purchased business due to selling shareholders	8,344	—
Additions to property, plant and equipment	(9,384)	(12,284)
Investments in unconsolidated businesses	(4,752)	(4,853)
Payments on deferred purchase price of business	(1,141)	(913)
Redemption of marketable securities	—	3,000
Proceeds from sale of property, plant and equipment	180	72

Net cash used in investing activities:
Continuing operations	(52,353)	(14,978)
Discontinued operation	—	(229)

Net cash used in investing activities	(52,353)	(15,207)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	7,000
Payments on long-term debt	(558)	(5,009)
Purchase of treasury stock	—	(12,880)
Proceeds from exercise of stock options	879	1,673
Excess tax benefits from share-based compensation expense	318	1,252

Net cash provided by (used in) financing activities	639	(7,964)

Effect of exchange rate changes on cash and cash equivalents	(539)	1,879

Net increase in cash and cash equivalents	1,273	13,678

Cash and Cash Equivalents at Beginning of Period	95,930	69,835

Cash and Cash Equivalents at End of Period	$97,203	$83,513

Cash paid for interest	$78	$136
Cash paid for income taxes	$3,944	$7,546

Non-cash transactions:
Purchase of business by issuing common stock of the company	$36,851	$—
Purchase of business utilizing earnout consideration recorded in current and long-term liabilities	$11,900	$—

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-controlling	Total
	Shares	Amount			Shares	Amount	Interest

BALANCE – JUNE 30, 2009	32,765	$89,700	$3,862	$257,106	(3,229)	$(28,292)	$495	$322,871

Shares issued under stock option and performance share plans	100	1,121	—	—	—	—	—	1,121
Shares issued for acquisition of business	1,146	36,851						36,851
Share-based compensation expense of equity plans	—	6,211	—	—	—	—	—	6,211
Net earnings (loss)	—	—	—	22,600	—	—	(79)	22,521
Treasury stock under deferred compensation arrangements	—	357	—	—	(13)	(357)	—	—
Excess tax benefits under SFAS 123(R)	—	318	—	—	—	—	—	318
Other comprehensive income – Noncontrolling interest	—	—	19	—	—	—	(19)	—
Distribution of Noncontrolling interest	—	—	—	—	—	—	(126)	(126)
Other comprehensive loss, net of tax	—	—	(311)	—	—	—	—	(311)

BALANCE – MARCH 31, 2010	34,011	$134,558	$3,570	$279,706	(3,242)	$(28,649)	$271	$389,456

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three and nine months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2009. The consolidated results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts from the prior year period have been reclassified to conform to the current period presentation. The results include Photop Technology, Inc., the Company’s recently acquired subsidiary, for the quarter ended March 31, 2010 and in three of the nine months ended March 31, 2010. The June 30, 2009 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements beginning in its first quarter of fiscal 2010. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements. The provision of these standards was applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. The guidance revises accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. It also clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also requires expanded disclosures regarding the interest of the parent and the noncontrolling interest.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Transfers of Financial Assets

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance will be effective for the Company for transfers of financial assets beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance will be effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

Note C - Discontinued Operation

In June 2009, the Company sold its x-ray and gamma-ray radiation business, eV PRODUCTS, Inc., for approximately $5.2 million in cash. This business was previously reported in the Compound Semiconductor Group for segment reporting. Financial data included herein for the three and nine months ended March 31, 2009 reflect the presentation of eV PRODUCTS as a discontinued operation. Revenues and loss before taxes for eV PRODUCTS included in the discontinued operation are as follows ($000):

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009

Revenues	$2,175	$7,117

Loss before income taxes	$3,148	$3,152

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D - Acquisition

Photop Technologies, Inc.

On January 4, 2010, the Company acquired all the outstanding shares of Photop Technologies, Inc. (Photop), a privately held company based in Fuzhou, China. The results of Photop have been included in the consolidated financial statements since that date. Photop is a vertically integrated manufacturer of crystal materials, optics, microchip lasers for display applications and optical modules for use in fiber optic communication networks and other diverse consumer and commercial applications. As a result of the acquisition, the Companies will combine efforts and enhance the collective expertise in crystal materials and optics. The Company expects to achieve synergies by utilizing the Company’s worldwide distribution network to distribute Photop’s products as well as enhancing crystal growth processes.

Under the terms of the agreement, the initial consideration was $45.6 million in cash and 1,145,852 shares of II-VI Incorporated common stock. The fair value of the shares of II-VI Incorporated’s common stock used for the transaction was determined based on the closing market price of the Company’s common stock on the acquisition date. In addition, the agreement provides up to $12.0 million of additional cash earnout opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The final purchase price was subject to customary closing adjustments, including working capital adjustments. During the quarter ended March 31, 2010, the Company completed the working capital review of Photop and, in accordance with the Merger Agreement with Photop, determined that there was no amount due to or from the selling shareholders. The purchase price is summarized as follows ($000):

Amount of cash paid	$45,600
Fair value of common stock issued by the Company	36,851
Fair value of cash earn-out arrangements	11,900

Total purchase price	$94,351

The cash earn-out arrangements require the Company to pay $12.0 million of additional consideration to Photop’s former shareholders if Photop’s earnings and revenues for calendar years 2010 and 2011 exceed established targets. The fair value of the cash earn-out arrangement at the acquisition date was $11.9 million of which $6.0 million of the amount was recorded in other current accrued liabilities and $5.9 million was recorded in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2010. The Company estimated the fair value of the cash earnout arrangements using a probability-weighted discount model and employing present value techniques. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” The key assumptions in applying the income approach are as follows: 0.41% and 0.93% discount rates for the calendar years 2011 and 2012 earnouts, respectively, and the assumed 100% probability of achieving the financial targets under the earnout arrangements.

In connection with the acquisition, the Company assumed $8.3 million in cash due to the selling shareholders of Photop and was remitted in April 2010. This amount was included in other current accrued liabilities in the Condensed Consolidated Balance Sheet at March 31, 2010.

This acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805: Business Combinations formerly Statement of Financial Accounting Standards No. 141R. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of completing its fair market valuation, including the valuation of certain identifiable intangible assets, thus the allocation of the purchase price is subject to change ($000).

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets
Accounts receivable, net	$15,784
Inventories	7,988
Prepaid and other current assets	2,456
Deferred income taxes	1,361
Property, plant and equipment	37,899
Intangible assets	10,746
Goodwill	36,320

Total assets acquired	$112,554

Liabilities
Accounts payable	$5,649
Deferred income taxes	6,215
Other accrued liabilities	6,339

Total liabilities assumed	$18,203

Net assets acquired	$94,351

The preliminary goodwill of Photop of $36.3 million was included in the Near-Infrared optics segment. The goodwill recognized is attributed to the expected synergies and the assembled workforce of Photop. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivable acquired was $15.8 million with the gross contractual amount being $16.1 million. The Company expects $0.3 million to be uncollectible.

The amount of revenues of Photop included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2010 was $20.2 million. Net earnings of Photop for the three and nine months ended March 31, 2010 were immaterial.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of Photop had occurred July 1, 2008, the beginning of the Company’s fiscal year 2009 ($000 except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	$97,531	$76,748	$264,657	$268,201
Net earnings attributable to II-VI Incorporated	10,313	4,973	24,366	27,424
Basic earnings per share	0.34	0.17	0.81	0.92
Diluted earnings per share	0.33	0.17	0.80	0.92

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

The Company recorded $1.9 million, of pre-tax transaction related expenses attributable to the acquisition of Photop that were expensed in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the nine-months ended March 31, 2010.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note E - Investments

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% noncontrolling minority interest in Langfang Haobo Diamond Co., Ltd., a joint venture based in Beijing, China. The total purchase price of the investment was $5.9 million of which $4.8 million was paid in cash and the remaining amount was recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheets at March 31, 2010 and will be paid within the next twelve months. This investment is accounted for under the equity method of accounting. The Company’s pro-rata share of the loss from this investment was $0.2 million for the three and nine months ended March 31, 2010. The total carrying value of the investment recorded as of March 31, 2010 was $5.7 million.

Fuxin Electronic Technology Company

In March 2007, the Company acquired, for $3.6 million, a 10% noncontrolling minority interest in Guangdong Fuxin Electronic Technology Company (Fuxin) based in Guangdong Province, China. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.8 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. The total carrying value of the investment recorded as of March 31, 2010 was $9.8 million. The Company’s pro-rata share of earnings from this investment was $0.1 million for the three months ended March 31, 2010 and $0.3 million for the nine months ended March 31, 2010, and was insignificant for the three months ended March 31, 2009 and $1.0 million for the nine months ended March 31, 2009, and is recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note F - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	March 31, 2010	June 30, 2009

Billed
Completed contracts	$277	$—
Contracts in progress	297	1,495

	574	1,495
Unbilled	2,262	1,698

	$2,836	$3,193

Note G - Inventories

The components of inventories were as follows ($000):

	March 31, 2010	June 30, 2009

Raw materials	$32,423	$31,227
Work in progress	27,016	25,463
Finished goods	20,263	19,930

	$79,702	$76,620

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H - Property, Plant and Equipment

Property, plant and equipment at cost or valuation were as follows ($000):

	March 31, 2010	June 30, 2009

Land and land improvements	$1,997	$1,997
Buildings and improvements	60,236	53,053
Machinery and equipment	170,124	134,454
Construction in progress	6,306	4,059

	238,663	193,563

Less accumulated depreciation	(118,404)	(107,150)

	$120,259	$86,413

Note I - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the nine months ended March 31, 2010 ($000):

Nine Months Ended March 31, 2010

Balance – Beginning of Period	$26,141

Goodwill acquired – Photop Technologies, Inc.	36,320

Foreign currency translation	(153)

Balance – End of Period	$62,308

The Company tests goodwill for impairment at least annually in the fourth quarter of each fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the business to the recorded value including goodwill. Management considers historical experience and all available information at the time the fair value of the business is estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill.

In connection with the acquisition of Photop in January 2010, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Consolidated Balance Sheet based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of Photop in accordance with ASC 805: Business Combinations.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2010 and June 30, 2009 were as follows ($000):

	March 31, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$6,208	$(4,005)	$2,203	$6,229	$(3,534)	$2,695
Trademarks	7,491	(721)	6,770	7,491	(665)	6,826
Customer Lists	6,410	(4,149)	2,261	6,515	(3,770)	2,745
Other	1,382	(1,382)	—	1,382	(1,377)	5

Total	$21,491	$(10,257)	$11,234	$21,617	$(9,346)	$12,271

Amortization expense recorded on intangible assets was $0.6 million and $1.3 million, for the three and nine months ended March 31, 2010, respectively, and was $0.4 million and $1.0 million for the three and nine months ended March 31, 2009, respectively. In addition to the amounts in the table above, in connection with the acquisition of Photop, the Company preliminarily recorded identifiable intangibles assets of $10.7 million and recorded approximately $0.3 million of amortization expense, which is included in the above amortization expense for the three and nine months ended March 31, 2010. The Company intends to finalize its identifiable intangible asset valuation for the fiscal year ending June 30, 2010. The gross carrying amount of Trademarks includes $6.0 million of an acquired trade name relating to the Company’s Marlow Industries, Inc. subsidiary with an indefinite life not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries. At March 31, 2010, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2010	$468
2011	1,398
2012	1,313
2013	1,063
2014	641

Note J - Debt

The components of debt were as follows ($000):

	March 31, 2010	June 30, 2009
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,224	3,665

Total debt	3,224	3,665
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,224	$3,665

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

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The weighted average interest rate of borrowings including the line of credit and the Yen denominated term note was 2.1% and 2.2% for the nine months ended March 31, 2010 and 2009, respectively. The Company had available $59.1 million and $59.3 million under its line of credit as of March 31, 2010 and June 30, 2009, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2010 and June 30, 2009, total outstanding letters of credit supported by the credit facility were $0.9 million and $0.7 million, respectively.

The Company has a Yen loan which allows for borrowings of up to 600 million Yen ($5.6 million as of March 31, 2010). The Yen loan has a term through June 2012. During the nine months ended March 31, 2010, the Company repaid 50 million Yen ($0.6 million) on the loan. At March 31, 2010 and June 30, 2009, the Company had 300 million Yen and 350 million Yen borrowed under the Yen loan, respectively. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.8975% at March 31, 2010 and 0.78% at June 30, 2009.

Note K - Income Taxes

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal years 2005 and 2006. As a result, during the quarter ended September 30, 2008, the Company reversed certain unrecognized tax benefits from those fiscal years and recognized an income tax benefit of approximately $4.7 million. As of March 31, 2010, the gross unrecognized income tax benefits were approximately $3.6 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $3.2 million of the gross unrecognized tax benefits would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of March 31, 2010, the Company had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet.

Fiscal years 2007 to 2009 remain open to examination by the Internal Revenue Service, fiscal years 2004 to 2009 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2009 remain open to examination by certain foreign taxing jurisdictions.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note L - Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 177,000 and 232,000 for the three and nine months ended March 31, 2010, respectively, and 840,000 and 252,000 for the three and nine months ended March 31, 2009, respectively, because they were anti-dilutive. (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Earnings attributable to II-VI Incorporated	$10,313	$6,736	$22,600	$32,593
Loss from discontinued operation	—	(1,926)	—	(1,929)

Net earnings attributable to II-VI Incorporated	10,313	4,810	22,600	30,664
Divided by:
Weighted average shares	30,666	29,520	29,930	29,714

Basic earnings attributable to II-VI Incorporated per common share	$0.34	$0.23	$0.76	$1.10
Basic loss from discontinued operation per common share	$—	$(0.07)	$—	$(0.06)
Basic earnings attributable to II-VI Incorporated per common share	$0.34	$0.16	$0.76	$1.03

Earnings attributable to II-VI Incorporated	$10,313	$6,736	$22,600	$32,593
Loss from discontinued operation	—	(1,926)	—	(1,929)

Net earnings attributable to II-VI Incorporated	10,313	4,810	22,600	30,664
Divided by:
Weighted average shares	30,666	29,520	29,930	29,714
Dilutive effect of common stock equivalents	528	180	448	433

Diluted weighted average common shares	31,194	29,700	30,378	30,147

Diluted earnings attributable to II-VI Incorporated per common share	$0.33	$0.23	$0.74	$1.08
Diluted loss from discontinued operation per common share	$—	$(0.06)	$—	$(0.06)
Diluted earnings attributable to II-VI Incorporated per common share	$0.33	$0.16	$0.74	$1.02

Note M - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net earnings attributable to II-VI Incorporated	$10,313	$4,810	$22,600	$30,664
Other comprehensive loss:
Foreign currency translation adjustments net of income taxes of $(270) and $(100), respectively, for the three and nine months ended March 31, 2010, and $(441) and $(213), respectively, for the three and nine months ended March 31, 2009.	(658)	(2,220)	(292)	(1,627)

Comprehensive income	$9,655	$2,590	$22,308	$29,037

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note N - Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance. To aggregate operating segments, the Company considers whether the operating segments have similar economic characteristics, and whether the operating segments are similar in each of the following areas:

a.	The nature of the products and services

b.	The nature of the production processes

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at March 31, 2010: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”), a manufacturer of fiber-delivered beam transmission systems and processing tools for industrial lasers, and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, the China and Vietnam near-infrared operations, and Photop Technologies, Inc. (“Photop”); (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K and Italy. The Infrared Optics segment is directed by a Corporate Executive Vice President, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG brand name.

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K and Italy. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state YAG lasers, YLF lasers and UV Filter components and sold under the VLOC brand name.

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

The Compound Semiconductor Group is located in the U.S., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Executive Vice President. In the Compound

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Semiconductor Group segment, Marlow designs and manufactures thermo-electric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG Group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG Group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

On January 4, 2010, the Company completed its acquisition of Photop. See “Note D-Acquisitions.” Photop is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment includes the operating results of Photop for the three months ended March 31, 2010 and in three of the nine months ended March 31, 2010. In addition, transaction-related expenses attributable to the acquisition of Photop of approximately $0.2 million and $1.9 million, pre-tax were included in segment earnings for the Near-Infrared Optics segment for the three and nine months ended March 31, 2010, respectively.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$36,139	$31,189	$15,847	$14,356	$—	$97,531
Inter-segment revenues	460	122	664	939	(2,185)	—
Segment earnings	6,851	4,081	1,965	1,632	—	14,529
Interest expense	—	—	—	—	—	(1)
Other expense, net	—	—	—	—	—	(82)
Earnings from continuing operations before income taxes	—	—	—	—	—	14,446
Depreciation and amortization	2,006	3,153	496	727	—	6,382
Segment assets	204,549	163,228	47,307	68,356	—	483,440
Expenditures for property, plant and equipment	327	701	1,064	601	—	2,693
Equity investments	9,850	—	—	5,724	—	15,574
Goodwill	9,833	38,247	3,914	10,314	—	62,308

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three Months Ended March 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$27,785	$9,602	$14,068	$12,656	$—	$64,111
Inter-segment revenues	258	47	591	1,093	(1,989)	—
Segment earnings	4,369	647	1,224	1,281	—	7,521
Interest expense	—	—	—	—	—	(68)
Other income, net	—	—	—	—	—	1,534
Earnings from continuing operations before income taxes	—	—	—	—	—	8,987
Depreciation and amortization	1,845	676	375	637	—	3,533
Segment assets	213,040	37,385	44,233	63,391	—	358,049
Expenditures for property, plant and equipment	1,516	203	1,074	236	—	3,029
Equity investment	9,455	—	—	—	—	9,455
Goodwill	9,790	1,927	3,914	10,314	—	25,945

	Nine Months Ended March 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$96,492	$50,370	$46,651	$38,341	$—	$231,854
Inter-segment revenues	1,128	241	907	2,719	(4,995)	—
Segment earnings	16,891	5,189	5,723	2,420	—	30,223
Interest expense	—	—	—	—	—	(44)
Other income, net	—	—	—	—	—	50
Earnings from continuing operations before income taxes	—	—	—	—	—	30,229
Depreciation and amortization	6,303	4,500	1,446	2,221	—	14,470
Expenditures for property, plant and equipment	1,337	1,899	3,626	2,522	—	9,384

	Nine Months Ended March 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$105,069	$35,505	$43,068	$42,513	$—	$226,155
Inter-segment revenues	1,039	199	2,073	3,665	(6,976)	—
Segment earnings	24,459	5,803	5,111	3,825	—	39,198
Interest expense	—	—	—	—	—	(150)
Other expense, net	—	—	—	—	—	(1,068)
Earnings from continuing operations before income taxes	—	—	—	—	—	37,980
Depreciation and amortization	5,718	2,185	1,151	2,181	—	11,235
Expenditures for property, plant and equipment	5,773	1,400	2,664	2,447	—	12,284

Note O - Share-Based Compensation

The Company records share-based compensation expense in accordance with U.S. GAAP. U.S. GAAP requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded $2.8 million and $6.9 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2010, respectively, and $1.2 million and $3.8 million for the three and nine months ended March 31, 2009, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of options granted under the stock option plan. During the three and nine months ended March 31, 2010, the weighted-average fair values of options granted under the stock option plan were $15.69 and $13.18 per option, respectively, and $8.80 and $17.86 per option for the three and nine months ended March 31, 2009, respectively, using the following assumptions:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Risk free interest rate	3.39%	1.97%	3.26%	2.91%
Expected volatility	52%	44%	47%	41%
Expected life of options	8.02 years	5.82 years	7.39 years	5.82 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeiture of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and does not intend to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and currently are estimated at a rate of 16%. Under U.S. GAAP, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. The Company recorded $0.6 million and $1.3 million of additional share-based compensation expense due to adjusting to the actual forfeiture rate for stock options that vested during the three and nine months ended March 31, 2010, respectively.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees performance share awards under the Company’s 2009 Omnibus Incentive Plan. At March 31, 2010, the Company had two separate performance share grants covering the periods from July 2008 to June 2010 and July 2009 to June 2011. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $2.8 million and $6.9 million share-based compensation expense for the three and nine months ended March 31, 2010 was $0.2 million and $0.7 million, respectively, of expense attributed to the performance share awards. Included in the $1.2 million and $3.8 million share-based compensation expense for the three and nine months ended March 31, 2009 was $0.2 million and $0.3 million, respectively, of expense attributable to performance shares. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

In August 2009, the Compensation Committee of the Board of Directors of the Company granted certain named executive officers and employees restricted share awards under the Company’s 2005 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. The Company’s expense related to these restricted shares was immaterial for the three months ended March 31, 2010 and $0.1 million for the nine months ended March 31, 2010.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established both a short-term and long-term performance and retention program under the Company’s 2009 Omnibus Incentive Plan for certain Photop employees.

Under the short-term performance and retention program, the Company granted 37,693 restricted share units on January 4, 2010. The restricted share units are payable in cash and vest on July 2, 2010. The cash amount to be paid equals the number of restricted share units granted multiplied by the average closing trading price of the Company’s common stock for the 90 consecutive trading days ending on July 2, 2010; provided, however, that the cash payout under this plan shall not be less than $0.9 million. For the three months ended March 31, 2010, the Company recorded $0.6 million of share-based compensation expense under this program and recorded a corresponding share-based compensation liability in the Company’s Condensed Consolidated Balance Sheets at March 31, 2010 in accordance with ASC 718 “Compensation – Stock Compensation.”

Under the long-term performance and retention program, the Company granted 150,773 performance shares awards to certain employees of Photop. The long-term performance and retention program covers the period from January 1, 2010 through December 31, 2012. Participants will be eligible to receive 25% of the performance shares following each of the calendar year 2010 and 2011 performance periods and 50% of the performance shares following the calendar year 2012 performance period. The awards are only payable if Photop achieves specified levels of revenue and earnings for each calendar year performance period as well as certain other non-financial performance targets for the performance periods. For the three months ended March 31, 2010, the Company recorded $0.3 million of share-based compensation expense under this program. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

Note P - Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a contract value of $6.3 million at March 31, 2010. At June 30, 2009, the Company did not have any outstanding foreign currency forward exchange contracts. As of March 31, 2010, these forward contracts had expiration dates ranging from April 2, 2010 through July 2, 2010 with Japanese Yen denominations ranging from ¥130 million to ¥150 million. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties of the Company, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement as defined in ASC820 “Fair Value Measurements and Disclosures.” These contracts are recorded in other current assets in the Condensed Consolidated Balance Sheet at March 31, 2010 and the change in the fair value of these contacts are recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2010 and 2009. The change in the fair value of these contracts increased net earnings by an immaterial amount for the three months ended March 31, 2010 and $0.1 million for the nine months ended March 31, 2010 and the change in the fair value of these contracts increased net earnings by $0.4 million for the three months ended March 31, 2009 and decreased net earnings by $0.1 million for the nine months ended March 31, 2009, respectively.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note Q - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Condensed Consolidated Balance Sheets as of and for the nine months ended March 31, 2010 ($000):

Nine Months Ended March 31, 2010
Balance – Beginning of Period	$861
Expense and write-offs, net	96

Balance – End of Period	$957

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2009 and in the Form 10-Q filed with the Securities and Exchange Commission on November 5, 2009.

Introduction

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, military, medical, telecommunications, and aerospace applications. Revenue, earnings and cash flows are also generated from external customer and government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers (OEM), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, military, medical and telecommunications applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

On January 4, 2010, the Company completed its acquisition of Photop Technologies, Inc. (“Photop”). The initial consideration consisted of cash of $45.6 million and 1,145,852 shares of II-VI Incorporated common stock. In addition, the purchase agreement provides for up to $12.0 million of additional cash earn-out opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The results for the three and nine months ended March 31, 2010 include three months of operating results of Photop, as well as certain transaction-related expenses attributable to the acquisition of Photop. The Company incurred $0.2 million and $1.9 million of transaction related expenses, pre-tax for the three and nine months ended March 31, 2010, respectively, in the Near-Infrared Optics segment.

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

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104 – “Revenue Recognition in Financial Statements” (SAB 104) is met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectibility is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

The company establishes an allowance for doubtful accounts and a warranty reserve based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The Company’s allowance for doubtful accounts and warranty reserve balances at March 31, 2010 was approximately $1.2 million and $1.0 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

New Accounting Standards

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations ($000)

	Three Months Ended			Nine Months Ended		%
	March 31,		%	March 31,		Increase
	2010	2009	Increase	2010	2009	(Decrease)

Bookings	$109,963	$62,252	77%	$261,610	$203,884	28%
Revenues	97,531	64,111	52%	231,854	226,155	3%
Net earnings attributable to II-VI Incorporated	10,313	4,810	114%	22,600	30,664	(26)%
Diluted earnings per share	0.33	0.16	106%	0.74	1.02	(27)%

The above results include Photop for the three months ended March 31, 2010 and in three of the nine months ended March 31, 2010 as this acquisition was completed on January 4, 2010.

Bookings for the third quarter of fiscal 2010 increased 77% to $109,963,000 compared to $62,252,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months due to the inherent uncertainty of an order that far out in the future. Included in bookings for the three and nine months ended March 31, 2010 was approximately $26.5 million of bookings from Photop. In addition to the bookings from Photop, the increase for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily driven by increased product demand from both the Company’s Infrared Optics segment and PRM business unit within the Military & Materials segment. The Infrared Optics segment bookings increased approximately $15.5 million or 69% compared to the same period last fiscal year as a result of the recent improvement in the worldwide industrial markets. The Infrared Optics segment has experienced increased product demand as customers begin to increase their laser utilization rates and begin to replenish their parts inventory thereby creating demand for the segment’s replacement optics. PRM bookings increased approximately $11 million or 23% compared to the same period last fiscal year as demand for selenium and tellurium continued to increase, especially in China, as the industrial markets expand. Bookings for the nine months ended March 31, 2010 increased 28% to $261,610,000 compared to $203,884,000 for the same period last fiscal year. In addition to the bookings from Photop, the increase in bookings for the nine months ended March 31, 2010 compared to the same period last fiscal year was primarily due to increased customer demand from the majority of the Company’s segments as a direct result of the general economic improvement that had occurred over the last several months.

Revenues for the three months ended March 31, 2010 increased 52% to $97,531,000 compared to $64,111,000 for the same period last fiscal year. Included in revenues for the three and nine months ended March 31, 2010 was approximately $20.2 million of revenues from Photop. In addition to the revenues from Photop, the increase for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily driven by increased demand from the Company’s Infrared Optic’s customers worldwide. Revenues for the nine months ended March 31, 2010 increased 3% to $231,854,000 compared to $226,155,000 for the same period last fiscal year. In addition, the decrease for the nine months ended March 31, 2010 compared to the same period last year was due to lower shipment volume in the first-half of fiscal year 2010 compared to the same period last fiscal year for the Company’s Infrared Optics segment, Near-Infrared Optics segment and Marlow business unit as a result of the sluggish economic environment that had existed over the last twelve to fifteen months.

Net earnings attributable to II-VI Incorporated for the third quarter of fiscal 2010 were $10,313,000 ($0.33 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $4,810,000 ($0.16 per share-diluted) in the third quarter of fiscal 2009. Net earnings attributable to II-VI Incorporated for the three and nine months ended March 31, 2009 includes the loss reported from discontinued operations. The increase in net earnings attributable to II-VI Incorporated for the three months ended March 31, 2010 compared to the same period last year was primarily due to the incremental margin realized on the 77% increase in revenues for the three months ended March 31, 2010 compared to the same period last fiscal year resulting from more efficient absorption of overhead. In addition, the operating results of Photop made a positive contribution to net earnings attributable to II-VI Incorporated. For the nine months ended March 31, 2010, net earnings attributable to II-VI Incorporated were $22,600,000 ($0.74 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $30,664,000 ($1.02 per share-diluted) for the same period last fiscal year. The decrease in net earnings attributable to II-VI Incorporated for the nine months ended March 31, 2010 compared to the same period last fiscal year was due to the recognition of a favorable income tax benefit during the nine months ended March 31, 2009 relating to the reversal of unrecognized income tax benefits resulting from the completion of the Internal Revenues Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by additional income tax exposure at certain foreign locations. The net favorable impact included for the nine months ended March 31, 2009 was approximately $3.6 million, or $0.12 per share-diluted. In addition, the nine months ended March 31, 2010 had approximately $3.1 million of additional share-based compensation expense as compared to the same period last fiscal year and also included approximately $1.9 million of transaction-related expenses associated with the acquisition of Photop.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in Other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note N-Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000)

	Three Months Ended			Nine Months Ended		%
	March 31,		%	March 31,		Increase
	2010	2009	Increase	2010	2009	(Decrease)

Bookings	$38,023	$22,530	69%	$98,637	$96,184	3%
Revenues	36,139	27,785	30%	96,492	105,069	(8)%
Segment earnings	6,851	4,369	57%	16,891	24,459	(31)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the third quarter of fiscal 2010 for Infrared Optics increased 69% to $38,023,000 from $22,530,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2010 increased 3% to $98,637,000 from $96,184,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2010 compared to the same periods last fiscal year was driven by increased worldwide product demand as customers began to replenish their existing inventory levels and as worldwide economies began to recover from the worldwide economic downturn. In particular, bookings from customers in Europe and Asia increased significantly during the current quarter ended March 31, 2010 compared to the same period last fiscal year as both high and low power OEM’s began showing signs of higher than anticipated growth rates.

Revenues for the third quarter of fiscal 2010 for Infrared Optics increased 30% to $36,139,000 from $27,785,000 in the third quarter of last fiscal year. The increase in revenues for the three months ended March 31, 2010 compared to the same period last fiscal year was due to increased shipments to the segment’s high-power CO2 laser optics customers as improvements in machine utilization rates drove demand for replacement parts and replenishment of spare parts inventory which were at relatively low levels as the result of the prolonged economic downturn. Revenues for the nine months ended March 31, 2010 decreased 8% to $96,492,000 from $105,069,000 for the same period last fiscal year. The decrease in revenues for the nine months ended March 31, 2010 compared to the same period last fiscal year was primarily due to the timing of the recent economic slowdown. During the first-half of fiscal year 2009, before the economic slowdown began, the segment realized a significantly higher revenue run-rate compared to the same period in the current fiscal year. The segment is anticipating increased revenues during the remainder of fiscal year 2010 and into fiscal year 2011 as worldwide economies are expected to continue to expand creating increased demand for the segment’s product lines.

Segment earnings for the third quarter of fiscal 2010 increased 57% to $6,851,000 from $4,369,000 in the third quarter of last fiscal year. The increase in segment earnings for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to incremental margins realized on increased shipments. Segment earnings for the nine months ended March 31, 2010 decreased 31% to $16,891,000 from $24,459,000 for the same period last fiscal year. The decrease in segment earnings for the nine months ended March 31, 2010 compared to the same period last fiscal year was due to lower revenue levels during the current nine months compared to the same period last fiscal year. Increased share-based compensation expense of approximately $2.1 million during the current fiscal nine months ended March 31, 2010 compared to the same period last fiscal year also negatively impacted segment earnings.

Near-Infrared Optics ($000)

	Three Months Ended			Nine Months Ended		%
	March 31,		%	March 31,		Increase
	2010	2009	Increase	2010	2009	(Decrease)

Bookings	$35,097	$10,063	249%	$59,428	$28,059	112%
Revenues	31,189	9,602	225%	50,370	35,505	42%
Segment earnings	4,081	647	531%	5,189	5,803	(11)%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC Incorporated and Photop. The above results include Photop for the three months ended March 31, 2010 and in three of the nine months ended March 31, 2010 as this acquisition was completed on January 4, 2010.

Bookings for the third quarter of fiscal 2010 for Near-Infrared Optics increased 249% to $35,097,000 from $10,063,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2010 increased 112% to $59,428,000 as compared to $28,059,000 for the same period last fiscal year. Included in bookings for both the three and nine months ended March 31, 2010 was approximately $26.5 million of bookings from Photop. Excluding Photop, bookings decreased for the three months ended March 31, 2010 compared to the same period last fiscal year due to the receipt in the fiscal quarter ended March 31, 2009 of a one-time large blanket order for medical debris shields which was not renewed during the current fiscal quarter. Excluding Photop, bookings increased for the nine months ended March 31, 2010 compared to the same period last fiscal year due to the receipt in the nine months ended March 31, 2010 of a U.S. government Title III contract award of $4.7 million to support the manufacture of high-energy laser weapons.

Revenues for the third quarter of fiscal 2010 for Near-Infrared Optics increased 225% to $31,189,000 from $9,602,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2010 increased 42% to $50,370,000 compared to $35,505,000 for the same period last fiscal year. Included in revenues for both the three and nine months ended March 31, 2010 was approximately $20.2 million of revenues from Photop. Excluding Photop, revenues increased for the three months ended March 31, 2010 compared to the same period last fiscal year due to increased product demand for non-UV Filter military applications for laser based range finders, target designators and illuminator systems. Excluding Photop, revenues decreased for the nine months ended March 31, 2010 compared to the same period last fiscal year due to the continued planned reduction in the shipment volume of the UV Filter product line as well as recording lower contract revenues.

Segment earnings for the third quarter of fiscal 2010 increased 531% to $4,081,000 from $647,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2010 decreased 11% to $5,189,000 from $5,803,000 for the same period last fiscal year. The increase in segment earnings for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to the incremental margin realized on the increased revenues and the inclusion of Photop’s operating results. The decrease in segment earnings for the nine months ended March 31, 2010 compared to the same period last fiscal year is primarily due to expensing approximately $1.9 million, pre-tax, of acquisition costs related to the Company’s acquisition of Photop. In addition, the reduction in margin realized on lower shipment volume of its UV Filter product line and lower contract research and development revenue also contributed to the lower segment earnings during the nine months ended March 31, 2010 compared to the same period last fiscal year.

Military & Materials ($000)

	Three Months Ended			Nine Months Ended
	March 31,		%	December 31,		%
	2010	2009	Increase	2010	2009	Increase

Bookings	$23,456	$13,617	72%	$60,947	$38,072	60%
Revenues	15,847	14,068	13%	46,651	43,068	8%
Segment earnings	1,965	1,224	61%	5,723	5,111	12%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the third quarter of fiscal 2010 for Military & Materials increased 72% to $23,456,000 as compared to $13,617,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2010 increased 60% to $60,947,000 as compared to $38,072,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2010 compared to the same periods last fiscal year was primarily the result of increased product demand at PRM. PRM has experienced a sharp increase in demand for its selenium and tellurium raw materials from its industrial-based customers in fiscal year 2010, especially in China as worldwide industrial markets become more active. Higher market-indexed pricing for these two main raw materials also contributed to the increased booking levels.

Revenues for the third quarter of fiscal 2010 for Military & Materials increased 13% to $15,847,000 as compared to $14,068,000 in the third quarter of last fiscal year. Revenues for the nine months ended March 31, 2010 increased 8% to $46,651,000 as compared to $43,068,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2010 compared to the same periods last fiscal year was primarily due to increased volume of shipments for EEO’s sapphire product line related to the Joint Strike Fighter program.

Segment earnings for the third quarter of fiscal 2010 for Military & Materials increased 61% to $1,965,000 as compared to $1,224,000 in the third quarter of last fiscal year. Segment earnings for the nine months ended March 31, 2010 increased 12% to $5,723,000 compared to segment earnings of $5,111,000 for the same period last fiscal year. The improvement in segment earnings for both the three and nine months ended March 31, 2010 compared to the same periods last fiscal year was primarily due to incremental margins realized on increased revenues at both EEO and PRM. In addition, PRM’s segment earnings for the prior three and nine months ended March 31, 2009 were unfavorably impacted by declining raw material pricing which resulted in unfavorable lower of cost or market inventory write-downs. PRM did not experience declining raw material pricing volatility during the current three and nine months ended March 31, 2010.

Compound Semiconductor Group ($000)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Bookings	$13,387	$16,042	(17)%	$42,598	$41,569	2%
Revenues	14,356	12,656	13%	38,341	42,513	(10)%
Segment earnings	1,632	1,281	27%	2,420	3,825	(37)%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the third quarter of fiscal 2010 for the Compound Semiconductor Group decreased 17% to $13,387,000 as compared to $16,042,000 in the third quarter of last fiscal year. Bookings for the nine months ended March 31, 2010 increased 2% to $42,598,000 compared to $41,569,000 for the same period last fiscal year. The decrease in bookings for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to the timing of the receipt of a Department of Defense research and development contract booking at WBG in the amount of $5.2 million during the third quarter of fiscal year 2009. WBG anticipates receiving a similar contract from this government agency in the current year’s fourth fiscal quarter. The increase in bookings for the nine months ended March 31, 2010 compared to the same period last fiscal year was primarily driven by increased product demands from defense, telecom and medical customers of Marlow.

Revenues for the third quarter of fiscal 2010 for the Compound Semiconductor Group increased 13% to $14,356,000 as compared to $12,656,000 in the third quarter of last fiscal year. The increase in revenues for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to increased shipments at WBG for silicon carbide wafers as commercial demand and applications continue to expand and gain market acceptance. Revenues for the nine months ended March 31, 2010 decreased 10% to $38,341,000 compared to $42,513,000 for the same period last fiscal year. The decrease in revenues for the nine months ended March 31, 2010 compared to the same period last fiscal year was due to lower shipments at Marlow as a result of lower demand from industrial based customers due to the general economic stagnation that existed in the first half of the current fiscal year. The lower revenues at Marlow for the nine months ended March 31, 2010 were partially offset by increased revenue volume at WBG.

Segment earnings for the third quarter of fiscal 2010 increased 27% to $1,632,000 compared to segment earnings of $1,281,000 in the third quarter of the prior fiscal year. The increase in segment earnings for the three months ended March 31, 2010 compared to the same period last fiscal year was due to incremental margins realized at both WBG and Marlow on increased shipments. Segment earnings for the nine months ended March 31, 2010 decreased 37% to $2,420,000 compared to segment earnings of $3,825,000 for the same period last fiscal year as a result of lower shipment volume at Marlow due to the general economic environment that Marlow encountered during the first half of the current fiscal year.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the third quarter of fiscal 2010 was $36,011,000 or 38% of net sales compared to $21,779,000 or 35% of net sales for the same period last fiscal year. The increase in manufacturing gross margin for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to incremental margins realized on the 52% increase in revenues recorded by the Company during the three months ended March 31, 2010 compared to the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2010 was $86,926,000 or 39% of net sales compared to $89,569,000 or 41% of net sales for the same period last fiscal year. The decrease in gross margin for the nine months ended March 31, 2010 compared to the same period last fiscal year was primarily due to the inclusion of Photop’s operations, which carries a lower gross margin than the historical gross margin of the Company.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the third quarter of fiscal 2010 was $741,000 or 26% of research and development revenues compared to a gross margin of $908,000 or 40% of research and development revenues for the same period last fiscal year. The lower gross margin for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily the result of receiving certain favorable cost rate adjustments during the three months ended March 31, 2009, which favorably impacted contract research and development gross margin. Contract research and development gross margin for the nine months ended March 31, 2010 was $2,102,000 or 32% of research and development revenues compared to a gross margin of $1,849,000 or 26% for research and development revenue for the same period last fiscal year. The improvement in contract research and development gross margin for the nine months ended March 31, 2010 compared to the same period last fiscal year was due to a more favorable mix of contracts related to defense and military programs.

Company funded internal research and development expenses for the third quarter of fiscal 2010 were $3,238,000 or 3% of revenues compared to $1,612,000 or 3% of revenues for the same period last fiscal year. In addition to expenses attributed to Photop, the increase in company funded internal research and development expense for the three months ended March 31, 2010 compared to the same period last fiscal year was due to a ramp up in spending relating to yield and quality improvements as well as advanced material growth process development at the majority of the Company’s operating segments. Company-funded internal research and development expenses for the nine months ended March 31, 2010 were $7,960,000 or 3% of revenues compared to $7,919,000 or 4% of revenues for the same period last fiscal year. Excluding the expenses attributed to Photop, the decrease in company funded internal research and development expenses for the nine months ended March 31, 2010 compared to the same period last fiscal year was due to a planned slow-down of internal research and development spending and cost controls in the first half of fiscal year 2010 as worldwide economies remained sluggish.

Selling, general and administrative expenses for the third quarter of fiscal 2010 were $18,985,000 or 19% of revenues compared to $13,554,000 or 21% of revenues for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2010 were $50,845,000 or 22% of revenues compared to $44,301,000 or 20% of revenues for the same period last fiscal year. The increase in the dollar amount of selling, general and administrative expenses for the three months ended March 31, 2010 compared to the same period last fiscal year was primarily due to increased overhead requirements supporting the higher revenue levels of the Company. In addition, the Company recorded incremental share-based compensation expense during the current three months ended March 31, 2010 compared to the same period last fiscal year as the Company increased its utilization of share-based compensation arrangements to incentivize its worldwide workforce. The increase in the dollar amount of selling, general and administrative expenses for the nine months ended March 31, 2010 compared to the same period last fiscal year was primarily due to expensing approximately $1.9 million of transaction-related costs during the current fiscal year associated with the acquisition of Photop. In addition, the Company recorded additional share-based compensation expense.

Interest expense for the third quarter of fiscal 2010 was $1,000 compared to $68,000 for the same period last fiscal year. For the nine months ended March 31, 2010, interest expense was $44,000 compared to $150,000 for the same period last fiscal year. The lower level of interest expense for the three and nine month months ended March 31, 2010 compared to the same periods last fiscal year was the result of having lower levels of outstanding debt during the current fiscal year.

Other expense, net for the three months ended March 31, 2010 was $82,000 compared to other income, net of $1,534,000 for the same period last fiscal year. Other income, net for the nine months ended March 31, 2010 was $50,000 compared to other expense, net of $1,068,000 for the same period last fiscal year. During the three and nine month periods ended March 31, 2009, the Company was impacted by the volatility of certain of its foreign currencies. This foreign currency volatility was minimal during the three and nine months ended March 31, 2010 and did not materially impact the Company’s operating results.

The Company’s effective income tax rate for the three months ended March 31, 2010 was 29.1% compared to the 24.2% for the same period last fiscal year. The increase in the effective income tax rate was primarily due to a change in the earnings mix between U.S. source income and foreign source income in which U.S. source income is taxed at a higher income tax rate. The Company’s year-to-date effective income tax rate for the nine months ended March 31, 2010 was 25.5% compared to an effective tax rate of 13.9% for the same period last fiscal year. During the nine months ended March 31, 2009, the Company recorded a favorable income tax benefit of approximately $4.7 million relating to the reversal of certain unrecognized income tax benefits resulting from the completion of the Internal Revenue Service’s examination of certain of the Company’s federal income tax returns. This benefit was partially offset by increased income tax expense of $0.9 million at certain Company foreign locations.

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

Sources (uses) of Cash: ($000)

	Nine Months Ended
	March 31,
	2010	2009

Net cash provided by continuing operating activities	$53,526	$35,039
Proceeds from exercise of stock options	879	1,673
Purchase of business	(45,600)	—
Cash assumed from purchased business due to selling shareholders	8,344	—
Additions to property, plant and equipment	(9,384)	(12,284)
Investment in unconsolidated businesses	(4,752)	(4,853)
Net (payments) borrowings on long-term debt	(558)	1,991
Purchases of treasury stock	—	(12,880)

Cash provided by continuing operating activities was $53.5 million for the nine months ended March 31, 2010 compared to cash provided by continuing operating activities of $35.0 million for the same period last fiscal year. The improvement in net cash provided by continuing operating activities during the nine months ended March 31, 2010 compared to the same period last fiscal year was due to strong working capital management as it relates to inventories, accounts payable, accrued income taxes and other current liabilities. During the nine months ended March 31, 2010, the working capital management generated approximately $8.9 million in cash compared to a use of $10.8 million for the same period last fiscal year.

Net cash used in investing activities during the nine months ended March 31, 2010 of $52.4 million was primarily for the net cash purchase price of $45.6 million for Photop offset by cash assumed from Photop, and payable to Photop’s selling shareholders, of $8.3 million as well as expenditures for property, plant and equipment of $9.4 million, investment in an unconsolidated business of $4.8 million and payments on deferred purchase price arrangements of $1.1 million.

Net cash provided by financing activities during the nine months ended March 31, 2010 of $0.6 million was the result of proceeds from the exercise of stock options and excess tax benefits totaling $1.2 million offset by payments on long-term debt of $0.6 million.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The Company had available $59.1 million and $59.3 million under its line of credit as of March 31, 2010 and June 30, 2009, respectively.

The Company’s cash position, borrowing capacity and debt obligations are as follows:

	March 31,	June 30,
	2010	2009

Cash and cash equivalents	$97,203	$95,930
Available borrowing capacity	59,100	59,300
Total debt obligation	3,224	3,665

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments, and internal growth for the remainder of the current fiscal year and into fiscal year 2011.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2010.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligation	$3,224	$—	$3,224	$—	$—
Interest Payments(1)	178	71	107	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	28,469	4,002	4,712	3,194	16,561
Purchase Obligations(2)	25,803	16,594	8,976	233	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$57,674	$20,667	$17,019	$3,427	$16,561

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2010.
(2)

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices and earnouts for the Company’s recent acquisitions and investments of Photop, HIGHYAG and Langfang Haobo Diamond Co. Ltd.

The gross unrecognized income tax benefits at March 31, 2010, which are excluded from the above table, are approximately $3.6 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies did not have a material impact on the results of operations for the nine months ended March 31, 2010.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.3 million to an increase of $1.5 million for the nine months ended March 31, 2010.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement losses (gains) were $0.2 million for the three months ended March 31, 2010 and immaterial for the nine months ended March 31, 2010, and ($0.2) million and ($0.8) million for the three and nine months ended March 31, 2009, respectively.

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

Interest Rate Risks

As of March 31, 2010, the total borrowings of $3.2 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the nine months ended March 31, 2010.

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

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in the Form 10-Q, the Company completed the acquisition of Photop on January 4, 2010. Photop represents approximately 26% of the Company’s total assets as of March 31, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 excludes an assessment of the internal control over financial reporting of Photop.

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

II-VI INCORPORATED
(Registrant)

Date: May 7, 2010	By:	/S/ FRANCIS J. KRAMER
Francis J. Kramer
President and Chief Executive Officer

Date: May 7, 2010	By:	/S/ CRAIG A. CREATURO
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.