Form 10-Q
period 2010-09-30
II-VI INC
filed 2010-11-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 1, 2010, 30,967,515 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2010	June 30, 2010
Assets
Current Assets
Cash and cash equivalents	$113,192	$108,026
Accounts receivable – less allowance for doubtful accounts of $1,163 at September 30, 2010 and $1,081 at June 30, 2010	83,007	78,624
Inventories	93,609	81,397
Deferred income taxes	5,610	5,382
Prepaid and refundable income taxes	5,755	4,294
Prepaid and other current assets	13,611	10,547

Total Current Assets	314,784	288,270
Property, plant & equipment, net	117,209	117,937
Goodwill	56,450	56,088
Other intangible assets, net	24,479	24,995
Investments	15,431	15,269
Deferred income taxes	4,122	3,029
Other assets	4,612	3,393

Total Assets	$537,087	$508,981

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$22,383	$21,347
Accrued salaries and wages	11,583	10,429
Accrued bonuses	8,309	11,210
Accrued profit sharing contribution	1,045	2,946
Accrued income tax payable	11,836	7,510
Deferred income taxes	93	83
Other accrued liabilities	19,512	19,660

Total Current Liabilities	74,761	73,185
Long-term debt	3,603	3,384
Deferred income taxes	6,008	6,195
Unrecognized tax benefits	4,772	4,530
Other liabilities	12,132	10,827

Total Liabilities	101,276	98,121
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 34,206,602 shares at September 30, 2010;
34,121,281 shares at June 30, 2010	144,969	139,311
Accumulated other comprehensive income	5,285	4,008
Retained earnings	314,050	295,683

	464,304	439,002
Treasury stock, at cost, 3,252,228 shares at September 30, 2010 and 3,242,470 shares at June 30, 2010	28,984	28,649

Total II-VI Incorporated Shareholders’ Equity	435,320	410,353
Noncontrolling Interests	491	507

Total Shareholders’ Equity	435,811	410,860

Total Liabilities and Shareholders’ Equity	$537,087	$508,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2010	2009

Revenues
Net sales:
Domestic	$47,179	$33,871
International	70,896	29,740

	118,075	63,611
Contract research and development	2,059	1,927

Total Revenues	120,134	65,538

Costs, Expenses and Other Expense (Income)
Cost of goods sold	69,263	38,389
Contract research and development	1,635	1,279
Internal research and development	3,846	2,435
Selling, general and administrative	22,729	14,939
Interest expense	30	24
Other (income) expense, net	(2,062)	73

Total Costs, Expenses, and Other Expense (Income)	95,441	57,139

Earnings Before Income Taxes	24,693	8,399

Income Taxes	6,292	2,100

Net Earnings	18,401	6,299
Less: Net Earnings (loss) Attributable to Noncontrolling Interests	34	(7)

Net Earnings Attributable to II-VI Incorporated	$18,367	$6,306

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.59	$0.21
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.58	$0.21

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net earnings	$18,401	$6,299
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	6,225	3,679
Amortization	609	351
Share-based compensation expense	3,732	2,433
(Gains) losses on foreign currency remeasurements and transactions	(1,244)	691
Earnings from equity investments	(170)	(237)
Gain from sale of equity investment	(168)	—
Deferred income taxes	(1,387)	2,784
Excess tax benefits from share-based compensation expense	(450)	(161)
Increase (decrease) in cash from changes in:
Accounts receivable	(1,175)	4,140
Inventories	(9,928)	2,057
Accounts payable	698	268
Income taxes	3,116	(1,406)
Other operating net assets	(7,199)	(5,243)

Net cash provided by operating activities	11,060	15,655

Cash Flows from Investing Activities
Additions to property, plant and equipment	(5,281)	(2,547)
Investments in unconsolidated businesses	(1,180)	(2,933)
Payments on deferred purchase price of business	—	(997)
Proceeds from sale of equity investment	174	—
Proceeds from sales of property, plant and equipment	43	4

Net cash used in investing activities	(6,244)	(6,473)

Cash Flows from Financing Activities
Proceeds from exercises of stock options	859	363
Excess tax benefits from share-based compensation expense	450	161
Payments on long-term debt	—	(558)

Net cash provided by (used in) financing activities	1,309	(34)

Effect of exchange rate changes on cash and cash equivalents	(959)	384

Net increase in cash and cash equivalents	5,166	9,532

Cash and Cash Equivalents at Beginning of Period	108,026	95,930

Cash and Cash Equivalents at End of Period	$113,192	$105,462

Cash paid for interest	$43	$44
Cash paid for income taxes	$4,249	$708

Non-cash transaction: Increase to investments in other accrued liabilities	$—	$2,933

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock		Non-Controlling	Total
	Shares	Amount	Income	Earnings	Shares	Amount	Interest

BALANCE – JUNE 30, 2010	34,121	$139,311	$4,008	$295,683	(3,242)	$(28,649)	$507	$410,860

Shares issued under share-based compensation plans	86	1,141	—	—	—	—	—	1,141
Share-based compensation expense	—	3,732	—	—	—	—	—	3,732
Net earnings	—	—	—	18,367	—	—	34	18,401
Treasury stock under deferred compensation arrangements	—	335	—	—	(10)	(335)	—	—
Excess tax benefits from share-based compensation	—	450	—	—	—	—	—	450
Distribution of noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Other comprehensive income, net of tax	—	—	1,277	—	—	—	—	1,277

BALANCE – SEPTEMBER 30, 2010	34,207	$144,969	$5,285	$314,050	(3,252)	$(28,984)	$491	$435,811

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements for the three months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The consolidated results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2010 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations, cash flows or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company was required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: (i) requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; (ii) amending the quantitative approach previously required

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

for determining the primary beneficiary of the VIE; (iii) modifying the guidance used to determine whether an entity is a VIE; (iv) adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and (v) requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance was effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Note C - Acquisitions

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

Under the terms of the agreement, the initial consideration for the acquisition was $45.6 million in cash and 1,145,852 shares of II-VI Incorporated Common Stock valued at $36.9 million. The fair value of the shares of II-VI Incorporated’s Common Stock used for the transaction was determined based on the closing market price of the Company’s common stock on the acquisition date. In addition, the agreement provides up to $12.0 million of additional cash earnout opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The purchase price is summarized as follows ($000):

Amount of cash paid	$45,600
Fair value of Common Stock issued by the Company	36,851
Fair value of cash earnout arrangements	11,900

Total purchase price	$94,351

The cash earnout arrangements require the Company to pay $12.0 million of additional consideration to Photop’s former shareholders if Photop’s earnings and revenues for calendar years 2010 and 2011 exceed established targets. The fair value of the cash earnout arrangement at September 30, 2010 was $11.9 million of which $6.0 million of the amount was recorded in other current accrued liabilities and $5.9 million was recorded in other long-term liabilities in the Company’s Consolidated Balance Sheets. The Company estimated the fair value of the cash earnout arrangements using a probability-weighted discount model and employing present value techniques. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” The key assumptions in applying the income approach are as follows: 0.41% and 0.93% discount rates for the calendar years 2011 and 2012 earnouts, respectively, and the assumed 100% probability of achieving the financial targets under the earnout arrangements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

This acquisition was accounted for in accordance with ASC Topic 805: “Business Combinations” formerly Statement of Financial Accounting Standards No. 141R. The following table presents the allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Accounts receivable, net	$15,784
Inventories	7,988
Prepaid and other current assets	2,671
Deferred income taxes	2,204
Property, plant and equipment	37,899
Intangible assets	14,730
Goodwill	30,408

Total assets acquired	$111,684

Liabilities
Accounts payable	$5,649
Deferred income taxes	5,345
Other accrued liabilities	6,339

Total liabilities assumed	$17,333

Net assets acquired	$94,351

The goodwill of Photop of $30.4 million is included in the Near-Infrared Optics segment. The goodwill recognized is attributed to the expected synergies and the assembled workforce of Photop. None of the goodwill is expected to be deductible for income tax purposes. The tangible and intangible assets’ fair values were established based upon third party appraisals.

The following unaudited pro-forma consolidated results of operations for 2009 have been prepared as if the acquisition of Photop had occurred July 1, 2009, the beginning of the Company’s fiscal year 2010 ($000 except per share data).

Three Months Ended September 30, 2009
Net revenues	$76,646
Net earnings attributable to II-VI Incorporated	$3,288
Basic earnings per share	$0.11
Diluted earnings per share	$0.11

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D - Investments

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd., (“Haobo”), a joint venture in China. The total carrying value of the investment recorded as of September 30, 2010 was $5.6 million. This investment is accounted for under the equity method of accounting. During the three months ended September 30, 2010, the Company’s pro-rata share of losses from this investment was $0.1 million. There were no earnings or losses from this investment during the three months ended September 30, 2009 recorded in the Company’s Condensed Consolidated Statements of Earnings.

In March 2007, the Company acquired a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (“Fuxin”) based in Guangdong Province, China for $3.6 million. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.9

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. The total carrying value of the investment recorded at September 30, 2010 was $9.8 million. During the three months ended September 30, 2010 and 2009, the Company’s pro-rata share of earnings from this investment was $0.2 million for each of the periods and is recorded in other (income) expense, net in the Condensed Consolidated Statements of Earnings.

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, were as follows ($000):

	September 30, 2010	June 30, 2010

Billed
Completed contracts	$214	$209
Contracts in progress	830	2,161

	1,044	2,370
Unbilled	722	1,037

	$1,766	$3,407

Note F - Inventories

The components of inventories were as follows ($000):

	September 30, 2010	June 30, 2010

Raw materials	$36,900	$32,376
Work in progress	28,180	27,412
Finished goods	28,529	21,609

	$93,609	$81,397

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation consist of the following ($000):

	September 30, 2010	June 30, 2010

Land and land improvements	$2,017	$2,017
Buildings and improvements	61,983	61,013
Machinery and equipment	176,580	173,022
Construction in progress	5,853	5,003

	246,433	241,055

Less accumulated depreciation	(129,224)	(123,118)

	$117,209	$117,937

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the three months ended September 30, 2010 ($000):

Three Months Ended September 30, 2010

Balance – Beginning of Period	$56,088
Foreign currency translation	362

Balance – End of Period	$56,450

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2010 and June 30, 2010 were as follows ($000):

	September 30, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$12,280	$(4,736)	$7,544	$12,250	$(4,451)	$7,799
Trademarks	10,641	(758)	9,883	10,641	(739)	9,902
Customer Lists	11,935	(4,883)	7,052	11,704	(4,410)	7,294
Other	1,379	(1,379)	—	1,371	(1,371)	—

Total	$36,235	$(11,756)	$24,479	$35,966	$(10,971)	$24,995

Amortization expense recorded on these intangible assets was $0.6 million and $0.4 million, for the three months ended September 30, 2010 and 2009, respectively. The gross carrying amount of Trademarks includes $9.2 million of acquired trade names with indefinite lives not amortized but tested annually for impairment. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries and Photop. At September 30, 2010, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows:

Year Ending June 30,
($000)
Remaining 2011	$1,793
2012	2,332
2013	2,081
2014	1,653
2015	1,397

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I - Debt

The components of debt were as follows ($000):

	September 30, 2010	June 30, 2010
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,603	3,384

Total debt	3,603	3,384
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,603	$3,384

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

The Company had available $59.1 million under its line of credit as of September 30, 2010 and June 30, 2010. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At September 30, 2010 and June 30, 2010, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen ($7.2 million as of September 30, 2010). The Yen loan has a term through June 2012. At September 30, 2010 and June 30, 2010, the Company had 300 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.43% and 0.90% at September 30, 2010 and June 30, 2010, respectively.

Note J - Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2010 is 25.5% compared to an effective tax rate of 25.0% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of September 30, 2010 and 2009, the gross unrecognized income tax benefits were $4.8 million and $3.0 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $4.4 million of the gross unrecognized tax benefits at September 30, 2010 would impact the effective tax rate. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statement of Earnings. As of September 30, 2010 and 2009, the Company had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions included in the liability on its Condensed Consolidated Balance Sheet. The Company expects a decrease of approximately $1.2 million of unrecognized tax benefits as a result of the expiration of the statute of limitations.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fiscal years 2007 to 2010 remain open to examination by the United States Internal Revenue Service, fiscal years 2006 to 2010 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2010 remain open to examination by certain foreign taxing jurisdictions.

Note K - Net Earnings Per Share Attributable to II-VI Incorporated

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were approximately 262,000 and 353,000 for the three months ended September 30, 2010 and 2009, respectively, because they were anti-dilutive (000 except per share data):

	Three Months Ended September 30,
	2010	2009
Earnings attributable to II-VI Incorporated	$18,367	$6,306
Divided by:
Weighted average shares	30,904	29,547

Basic earnings attributable to II-VI Incorporated per common share	$0.59	$0.21

Net earnings attributable to II-VI Incorporated	$18,367	$6,306
Divided by:
Weighted average shares	30,904	29,547
Dilutive effect of common stock equivalents	740	334

Diluted weighted average common shares	31,644	29,881

Diluted earnings attributable to II-VI Incorporated per common share	$0.58	$0.21

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended September 30,
	2010	2009

Net earnings attributable to II-VI Incorporated	$18,367	$6,306
Other comprehensive income:
Foreign currency translation adjustments net of income taxes of $437 and $363, respectively, for the three months ended September 30, 2010 and 2009.	1,277	1,088

Comprehensive income	$19,644	$7,394

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision-maker receives and reviews separate financial information for each of these four segments. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at September 30, 2010: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, the China and Vietnam near-infrared operations, and Photop Technologies, Inc. (“Photop”); (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary and Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

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

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

On January 4, 2010, the Company completed its acquisition of Photop. See “Note C-Acquisitions.” Photop is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment includes the operating results of Photop for the three months ended September 30, 2010.

The following table summarizes selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$41,226	$36,945	$20,135	$21,828	$—	$120,134
Inter-segment revenues	513	51	1,340	1,066	(2,970)	—
Segment earnings	8,648	6,881	3,721	3,411	—	22,661
Interest expense	—	—	—	—	—	(30)
Other income, net	—	—	—	—	—	2,062
Earnings before income taxes	—	—	—	—	—	24,693
Depreciation and amortization	2,031	3,412	578	813	—	6,834
Segment assets	215,434	181,641	54,515	85,497	—	537,087
Expenditures for property, plant and equipment	786	1,428	1,429	1,638	—	5,281
Equity investments	—	—	—	15,431	—	15,431
Goodwill	9,869	32,353	3,914	10,314	—	56,450

	Three Months Ended September 30, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$29,167	$8,901	$15,642	$11,828	$—	$65,538
Inter-segment revenues	246	71	84	994	(1,395)	—
Segment earnings	4,876	1,022	2,255	343	—	8,496
Interest expense	—	—	—	—	—	(24)
Other expense, net	—	—	—	—	—	(73)
Earnings before income taxes	—	—	—	—	—	8,399
Depreciation and amortization	2,142	671	462	755	—	4,030
Segment assets	226,208	36,698	44,386	68,907	—	376,199
Expenditures for property, plant and equipment	625	276	1,113	533	—	2,547
Equity investments	—	—	—	15,631	—	15,631
Goodwill	10,111	1,927	3,914	10,314	—	26,266

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

Under U.S. GAAP, the Company recorded $3.7 million and $2.4 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three months ended September 30, 2010 and 2009, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option compensation expense. During the three months ended September 30, 2010 and 2009 the weighted-average fair values of options granted under the stock option plan were $16.55 and $12.83, respectively, per option using the following assumptions:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Risk free interest rate	2.07%	3.27%
Expected volatility	47%	46%
Expected life of options	6.60 years	7.41 years
Dividend yield	None	None

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

The Compensation Committee granted certain named executive officers and employees performance share awards under the Company’s 2009 Omnibus Incentive Plan. At September 30, 2010, the Company had two separate performance share grants covering the periods from July 2009 to June 2011 and July 2010 to June 2012. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $3.7 million and $2.4 million share-based compensation expense for each of the three months ended September 30, 2010 and 2009, respectively, was $0.3 million of expense attributable to performance shares in each period. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established a long-term performance and retention program under the Company’s 2009 Omnibus Incentive Plan for certain Photop employees. Under the long-term performance and retention program, the Company granted 150,773 performance share awards to certain employees of Photop. The long-term performance and retention program covers the period from January 1, 2010 through December 31, 2012. Participants will be eligible to receive 25% of the performance shares following each of the calendar year 2010 and 2011 performance periods and 50% of the performance shares following the calendar year 2012

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

performance period. The awards are only payable if Photop achieves specified levels of revenue and earnings for each calendar year performance period as well as certain other non-financial performance targets for the performance periods. For the three months ended September 30, 2010, the Company recorded $0.3 million of share-based compensation expense under this program. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. The projected share-based compensation expense attributable to this performance and retention program to be recognized in fiscal years ending June 30, 2011, 2012 and 2013 is $1.2 million, $1.8 million and $1.2 million, respectively.

During the quarter ended September 30, 2010, the Compensation Committee granted certain named executive officers and employees restricted share awards under the Company’s 2009 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. The estimated annualized forfeitures based on management’s assumptions are estimated at a rate of 7.5%. During the three months ended September 30, 2010, the Company recorded $0.4 million of expense related to these restricted shares. The expense related to restricted shares at September 30, 2009 was insignificant.

Note O - Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2010, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” The key assumptions in applying the income approach are as follows: 0.41% and 0.93% discount rates for the calendar years 2011 and 2012 earnouts, respectively, and the assumed 100% probability of achieving the financial targets under the earnout arrangements. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of September 30, 2010 and June 30, 2010:

	Fair Value Measurements at September 30, 2010 Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Contingent earnout arrangements	$11,921	$—	$—	$11,921
Foreign currency forward contracts	$248	$—	$248	$—

	Fair Value Measurements at June 30, 2010 Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Contingent earnout arrangements	$11,900	$—	$—	$11,900
Foreign currency forward contracts	$228	$—	$228	$—

Note P - Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a total contract value of $7.8 million and $7.1 million at September 30, 2010 and June 30, 2010, respectively. As of September 30, 2010, these forward contracts had expiration dates ranging from October 4, 2010 through January 7, 2011 with Japanese Yen denominations individually ranging from 160 million Yen to 170 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” These contracts are recorded in other current liabilities in the Consolidated Balance Sheet at September 30, 2010. The change in the fair value of these contracts for the three months ended September 30, 2010 and 2009 was insignificant.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note Q - Warranty Reserve

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Condensed Consolidated Balance Sheets as of and for the three months ended September 30, 2010 ($000).

Three Months Ended September 30, 2010

Balance – Beginning of Period	$1,037
Expense and write-offs, net	150

Balance – End of Period	$1,187

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 27, 2010 and in this Form 10-Q.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us, or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics and telecommunications, and thermoelectronics applications.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, telecommunications, military, medical and aerospace applications. We also generate revenue, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

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

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at September 30, 2010 was each approximately $1.2 million. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

Revenues generated from transactions, other than product shipments, are contract related and have historically accounted for approximately 5% or less of the Company’s consolidated revenues. For this portion of revenues, the Company follows the guidelines of U.S. GAAP for these contracts, which are related to research and development.

New Accounting Standards

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2010.

Results of Operations ($000’s)

	Three Months Ended September 30,		%
	2010	2009	Increase

Bookings	$112,050	$73,336	53%
Revenues	120,134	65,538	83%
Net Earnings attributable to II-VI Incorporated	18,367	6,306	191%
Diluted earnings per share	0.58	0.21	176%

The above results include Photop for the three months ended September 30, 2010 only, as this acquisition was completed on January 4, 2010.

Bookings for the first quarter of fiscal 2011 increased 53% to $112,050,000 compared to $73,336,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. Included in bookings for the three months ended September 30, 2010 was approximately $28.0 million of bookings from Photop. In addition to the bookings from Photop, the increase for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily driven by increased product demand at both the Infrared Optics segment and the Marlow business unit within the Compound Semiconductor Group segment. The Infrared Optics segment has benefited from the increased worldwide industrial activity as the economic climate continued to improve resulting in increased laser utilization rates and an increased demand for the segment’s replacement optics. Marlow experienced strong demand from their defense, medical and telecom customer base. In addition, Marlow recorded approximately $5.4 million in bookings during the current fiscal year relating to a high volume new consumer application product. The increase in bookings during the current three months was somewhat offset by the timing and delay of receipts of certain military-related orders at both VLOC in the Near-Infrared Optics segment and EEO in the Military & Materials segment.

Revenues for the three months ended September 30, 2010 increased 83% to $120,134,000 compared to $65,538,000 for the same period last fiscal year. Included in revenues for the three months ended September 30, 2010 was approximately $26.7 million of revenues from Photop. In addition to the revenues from Photop, the increase in revenues for the three months ended September 30, 2010 compared to the same period last fiscal year was the result of the majority of the Company’s business unit recognizing increased shipment volume during the current fiscal quarter compared to the same period last fiscal year as a result of the general improvement in the worldwide economy. The Company’s Infrared Optics segment and the Marlow business units within the Compound Semiconductor Group recognized $12.1 million and $10.0 million, respectively, of increased revenues during the quarter ended September 30, 2010 as a result of stronger demand from their addressable markets compared to the same period last fiscal year. Included in the $10.0 million revenue increase is approximately $6.2 million of revenues relating to a high volume new consumer application product used in computer gaming. In addition, the Company’s Military & Materials segment recorded $4.5 million of additional revenues in the current fiscal quarter compared to the same period last year due to increased shipment volume of tellurium and selenium products at PRM and a higher volume of sapphire window shipments for the Joint Strike Fighter program at EEO.

Net earnings attributable to II-VI Incorporated for the first quarter of fiscal 2011 were $18,367,000 ($0.58 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $6,306,000 ($0.21 per share-diluted) in the first quarter of fiscal 2009. The increase in net earnings attributable to II-VI Incorporated for the three months ended September 30, 2010 compared to the same period last year was primarily due to the incremental margin realized on the 83% increase in revenues. In addition, the operating results of Photop made a positive contribution to net earnings as well as favorable foreign currency gains of approximately $0.03 per share diluted recognized due to certain of the Company’s foreign currencies strengthening against the U.S. dollar. Net earnings were somewhat offset by approximately $1.3 million more of share-based compensation expense during the current three months ended September 30, 2010 compared to the same period last fiscal year as a result of the Company increasing the use of this method to compensate and incentivize its worldwide workforce.

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

Infrared Optics ($000’s)

	Three Months Ended September 30,		%
	2010	2009	Increase

Bookings	$41,302	$28,170	47%
Revenues	41,226	29,167	41%
Segment earnings	8,648	4,876	77%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the first quarter of fiscal 2011 for Infrared Optics increased 47% to $41,302,000 from $28,170,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2010 compared to the same period last year was driven by the continued increased demand from the segment’s industrial-based customers. Customers continued to replenish their inventory levels as the worldwide economies are improving. In particular, the segment’s aftermarket customer base operated their laser systems at a higher rate which creates a higher level of demand for the segment’s replacement optics.

Revenues for the first quarter of fiscal 2011 for Infrared Optics increased 41% to $41,226,000 from $29,167,000 in the first quarter of last fiscal year. The increase in revenues for the three months ended September 30, 2010 compared to the same period last year was primarily due to increased shipment volume to both OEM and aftermarket customers. The segment continued to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to capture developing markets and new laser applications.

Segment earnings for the first quarter of fiscal 2011 increased 77% to $8,648,000 from $4,876,000 in the first quarter of last fiscal year. The increase in segment earnings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to incremental margins realized on the increased shipment volume. In addition, segment earnings were favorably impacted by the improved production yields during the current fiscal year. Segment earnings was somewhat offset during the current quarter by the increased share-based compensation which is allocated primarily to this segment.

Near-Infrared Optics ($000’s)

	Three Months Ended September 30,		%
	2010	2009	Increase

Bookings	$33,816	$12,728	166%
Revenues	36,945	8,901	315%
Segment earnings	6,881	1,022	573%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC Incorporated and Photop. The above results include Photop for the three months ended September 30, 2010 only, as this acquisition was completed in January 2010.

Bookings for the first quarter of fiscal 2011 for Near-Infrared Optics increased 166% to $33,816,000 from $12,728,000 in the first quarter of last fiscal year. Included in bookings for the three months ended September 30, 2010 was approximately $28.0 million of bookings from Photop. Excluding Photop, bookings decreased for the three months ended September 30, 2010 compared to the same period last fiscal year due primarily to the timing of orders for the Company’s UV Filter product line. During the three months ended September 30, 2009, the Company received a large blanket order of $8.0 million for its UV Filter product line. A similar blanket order for this product line was not received during the current three months ended September 30, 2010.

Revenues for the first quarter of fiscal 2011 for Near-Infrared Optics increased 315% to $36,945,000 from $8,901,000 in the first quarter of last fiscal year. Included in revenues for the three months ended September 30, 2010 was approximately $26.7 million of revenues from Photop. Excluding Photop, revenues increased for the three months ended September 30, 2010 compared to the same period last fiscal year due to increased product demand for non-UV Filter military applications for laser-based range finders, target designators and illuminator systems. In addition, the Company recorded approximately $0.5 million in increased research and development revenues during the current fiscal quarter compared to the same period last year.

Segment earnings for the first quarter of fiscal 2010 increased 573% to $6,881,000 from $1,022,000 in the first quarter of last fiscal year. The increase in segment earnings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to the incremental margin realized on the increased revenues and the inclusion of Photop’s operating results within the segment.

Military & Materials ($000’s)

	Three Months Ended September 30,		% Increase
	2010	2009	(Decrease)

Bookings	$15,271	$19,003	(20)%
Revenues	20,135	15,642	29%
Segment earnings	3,721	2,255	65%

The Company’s Military & Materials segment includes the combined operations of EEO and PRM.

Bookings for the first quarter of fiscal 2011 for Military & Materials decreased 20% to $15,271,000 as compared to $19,003,000 in the first quarter of last fiscal year. The decrease in bookings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to EEO experiencing delays in receiving several orders from one of the Company’s significant customers. These orders are now projected to be received by EEO in the second quarter of fiscal year 2011.

Revenues for the first quarter of fiscal 2011 for Military & Materials increased 29% to $20,135,000 as compared to $15,642,000 in the first quarter of last fiscal year. The increase in revenues for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to increased demand for both tellurium and selenium at PRM driven by photovoltaic applications and general industrial applications. In addition, EEO contributed approximately $1.3 million to the increase in revenues as a result of higher shipment volume of sapphire windows for the F-35 Joint Strike Fighter program.

Segment earnings for the first quarter of fiscal 2011 for Military & Materials increased 65% to $3,721,000 as compared to $2,255,000 in the first quarter of last fiscal year. The improvement in segment earnings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to increased margins realized on shipments at both PRM and EEO. In addition, PRM recognized increased margins on precious metal sales during the current quarter which historically generates a higher profit margin.

Compound Semiconductor Group ($000’s)

	Three Months Ended September 30,		%
	2010	2009	Increase

Bookings	$21,661	$13,435	61%
Revenues	21,828	11,828	85%
Segment earnings	3,411	343	894%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the first quarter of fiscal 2011 for the Compound Semiconductor Group increased 61% to $21,661,000 as compared to $13,435,000 in the first quarter of last fiscal year. The increase in bookings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to increased bookings at Marlow related to increased product demand from customers in the defense, medical and telecom markets. In addition, Marlow recorded approximately $5.4 million of bookings relating to a high volume new consumer application product.

Revenues for the first quarter of fiscal 2011 for the Compound Semiconductor Group increased 85% to $21,828,000 as compared to $11,828,000 in the first quarter of last fiscal year. The increase in revenues for the three months ended September 30, 2010 compared to the same period last fiscal year was due to increased shipment volume at Marlow relating to the high volume consumer application product as well as increased shipment volume to customers in the defense, medical and telecom customers.

Segment earnings for the first quarter of fiscal 2011 increased 894% to $3,411,000 compared to segment earnings of $343,000 in the first quarter of the prior fiscal year. The improvement in segment earnings for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to increased margins realized on the 85% increase in shipments. In addition, the continued utilization of the Marlow’s Vietnam production facility also favorably impacted segment earnings due to the relatively lower operating cost structure of Vietnam.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the first quarter of fiscal 2011 was $48,812,000, or 41% of net sales, compared to $25,222,000, or 40% of net sales, for the same period last fiscal year. The increase in manufacturing gross margin for the three months ended September 30, 2010 compared to the same period last fiscal year was primarily due to incremental margin realized on higher shipment levels at the majority of the Company’s operating units. In addition, product mix and yield improvements realized at both the Company’s Infrared Optics segment and Marlow business unit also favorably impacted manufacturing gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the first quarter of fiscal 2011 was $424,000, or 21% of research and development revenues, compared to a gross margin of $648,000, or 34% of research and development revenues, for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group. The lower contract research and development gross margin for the three months ended September 30, 2010 compared to the same period last fiscal year was due to lower margins realized at the Company as a result of certain contact rate adjustments and the increase in mix of contracts with lower margin profiles.

Company-funded internal research and development expenses for the first quarter of fiscal 2011 were $3,846,000, or 3% of revenue, compared to $2,435,000, or 4% of revenues, for the same period last fiscal year. The increase in Company-funded internal research and development expense in relative dollars in the current fiscal quarter compared to the same period last year is primarily the result of internal research and development activities at Photop which has focused on efforts to refine and improve its photonic crystal materials, optical parts, laser instrumentation and display optics.

Selling, general and administrative expenses for the first quarter of fiscal 2011 were $22,729,000, or 19% of revenues, compared to $14,939,000, or 23% of revenues, for the same period last fiscal year. The increase in the dollar amount of selling, general and administration expense for the three months ended September 30, 2010 compared to the same period last fiscal year was due to the addition of Photop as well as higher worldwide bonus expense resulting from improved operating profitability during the current fiscal quarter ended September 30, 2010. Selling, general and administrative expense as a percentage of revenues decreased during the current three months ended September 30, 2010 compared to the same period last fiscal year as a result of the overall increase in revenues resulting in increased efficiencies.

Interest expense for the first quarter of fiscal 2011 was $30,000 and was consistent with the amount from the prior year’s first fiscal quarter of $24,000. The low level of interest expense is the result of the Company having relatively low levels of outstanding debt at September 30, 2010 and 2009.

Other (income) expense, net for the first quarter of fiscal 2011 was $2,062,000 compared to other expense of $73,000 for the same period last fiscal year. The majority of other (income) expense, net for the three months ended September 30, 2010 is the result of certain of the Company’s foreign currencies strengthened against the U.S. dollar during the current fiscal quarter, particularly at a European subsidiary where certain U.S. dollar obligations reside in an entity whose functional currency is the Euro. The revaluation of these obligations resulted in a $1.2 million unrealized foreign currency gain during the three months ended September 30, 2010. In addition to the unrealized foreign currency gains, other (income) expense, net includes equity earnings from the Company’s investments, unrealized gains on the Company’s deferred compensation plan and interest income on excess cash reserves.

The Company’s year-to-date effective income tax rate at September 30, 2010 is 25.5% compared to an effective tax rate of 25.0% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate.

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

Sources (Uses) of Cash ($000)

	Three Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$11,060	$15,655
Proceeds from exercise of stock options	859	363
Investment in unconsolidated businesses	(1,180)	(2,933)
Additions to property, plant and equipment	(5,281)	(2,547)
Payments on deferred purchase price of business	—	(997)

Cash provided by operating activities was $11.1 million for the three months ended September 30, 2010 compared to cash provided by operations of $15.7 million for the same period last fiscal year. The decrease in cash provided by operations was the result of increased working capital, mainly due to the planned build of the Company’s inventory to address the increased demand for the Company’s product portfolio. In addition, the incremental payment of the Company’s fiscal year 2010 worldwide bonus program during the current three months ended September 30, 2010 contributed to the reduction of cash provided by operating activities.

Net cash used in investing activities was $6.2 million for the three months ended September 30, 2010 compared to cash used in investing activities of $6.5 million for the same period last fiscal year. Cash used in investing activities during the three months ended September 30, 2010 primarily consists of $5.3 million for expenditures for property, plant and equipment and $1.2 million for the final payment on the Company’s 40% equity interest in Langfang Haobo Diamond Co. Ltd. The Company is currently forecasting capital expenditures to total approximately $30.0 million for fiscal year 2011.

Net cash provided by financing activities during the three months ended September 30, 2010 was the result of proceeds from exercise of stock options and excess tax benefits of $1.3 million.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The Company had available $59.1 million under its line of credit as of September 30, 2010 and June 30, 2010.

The Company’s cash position, borrowing capacity and debt obligations are as follows ($000’s):

($000)

	September 2010	June 30, 2010

Cash and cash equivalents	$113,192	$108,026
Available borrowing capacity	59,100	59,100
Total debt obligations	3,603	3,384

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for fiscal year 2011.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2010.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$3,603	$—	$3,603	$—	$—
Interest Payments(1)	249	83	166	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	31,869	3,442	6,098	4,618	17,711
Purchase Obligations(2)	33,003	23,995	8,906	102	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$68,724	$27,520	$18,773	$4,720	$17,711

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2010.
(2)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s acquisitions of Photop and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at September 30, 2010, which are excluded from the table above is $4.8 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies favorably impacted the results of operations for the three months ended September 30, 2010 by an after-tax gain of approximately $0.9 million or $0.03 per-share diluted as certain of the Company’s foreign currencies strengthened against the U.S. dollar.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.9 million for the quarter ended September 30, 2010.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.1 million for the quarters ended September 30, 2010 and 2009.

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

Interest Rate Risks

As of September 30, 2010, the total borrowings of $3.6 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the quarter ended September 30, 2010.

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

PART II – OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File*

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: November 8, 2010	By:	/S/ FRANCIS J. KRAMER
Francis J. Kramer
President and Chief Executive Officer

Date: November 8, 2010	By:	/S/ CRAIG A. CREATURO
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File*

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.