Form 10-Q
period 2010-12-31
II-VI INC
filed 2011-02-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

At February 1, 2011, 31,154,198 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2010	June 30, 2010
Assets
Current Assets
Cash and cash equivalents	$119,274	$108,026
Accounts receivable – less allowance for doubtful accounts of $1,096 at December 31, 2010 and $1,081 at June 30, 2010	85,432	78,624
Inventories	100,953	81,397
Deferred income taxes	6,333	5,382
Prepaid and refundable income taxes	7,051	4,294
Prepaid and other current assets	9,921	10,547

Total Current Assets	328,964	288,270
Property, plant & equipment, net	123,237	117,937
Goodwill	66,135	56,088
Other intangible assets, net	23,878	24,995
Investments	15,436	15,269
Deferred income taxes	4,307	3,029
Other assets	4,878	3,393

Total Assets	$566,835	$508,981

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$20,730	$21,347
Accrued salaries and wages	12,083	10,429
Accrued bonuses	12,010	11,210
Accrued profit sharing contribution	2,106	2,946
Accrued income tax payable	10,729	7,510
Deferred income taxes	96	83
Other accrued liabilities	20,172	19,660

Total Current Liabilities	77,926	73,185
Long-term debt	3,694	3,384
Deferred income taxes	5,724	6,195
Unrecognized tax benefits	5,093	4,530
Other liabilities	12,407	10,827

Total Liabilities	104,844	98,121
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 34,339,743 shares at December 31, 2010; 34,121,281 shares at June 30, 2010	150,192	139,311
Accumulated other comprehensive income	6,299	4,008
Retained earnings	333,207	295,683

	489,698	439,002
Treasury stock, at cost, 3,197,175 shares at December 31, 2010 and 3,242,470 shares at June 30, 2010	28,296	28,649

Total II-VI Incorporated Shareholders’ Equity	461,402	410,353
Noncontrolling Interests	589	507

Total Shareholders’ Equity	461,991	410,860

Total Liabilities and Shareholders’ Equity	$566,835	$508,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2010	2009

Revenues
Net sales:
Domestic	$46,361	$36,429
International	72,123	30,518

	118,484	66,947
Contract research and development	2,403	1,838

Total Revenues	120,887	68,785

Costs, Expenses and Other Expense (Income)
Cost of goods sold	68,960	41,254
Contract research and development	1,891	1,125
Internal research and development	3,357	2,287
Selling, general and administrative	21,991	16,921
Interest expense	25	19
Other expense (income), net	460	(205)

Total Costs, Expenses, and Other Expense (Income)	96,684	61,401

Earnings Before Income Taxes	24,203	7,384

Income Taxes	4,948	1,400

Net Earnings	19,255	5,984
Less: Net Earnings Attributable to Noncontrolling Interests	98	3

Net Earnings Attributable to II-VI Incorporated	$19,157	$5,981

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.62	$0.20
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.60	$0.20

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2010	2009

Revenues
Net sales:
Domestic	$93,540	$70,300
International	143,019	60,258

	236,559	130,558
Contract research and development	4,462	3,765

Total Revenues	241,021	134,323

Costs, Expenses and Other Expense (Income)
Cost of goods sold	138,223	79,643
Contract research and development	3,526	2,404
Internal research and development	7,203	4,722
Selling, general and administrative	44,720	31,860
Interest expense	55	43
Other expense (income), net	(1,602)	(132)

Total Costs, Expenses, and Other Expense (Income)	192,125	118,540

Earnings Before Income Taxes	48,896	15,783

Income Taxes	11,240	3,500

Net Earnings	37,656	12,283
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	132	(4)

Net Earnings Attributable to II-VI Incorporated	$37,524	$12,287

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$1.21	$0.42
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$1.18	$0.41

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net earnings	$37,656	$12,283
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	12,471	7,403
Amortization	1,208	685
Share-based compensation expense	5,956	4,103
(Gains) losses on foreign currency remeasurements and transactions	(153)	789
Earnings from equity investments	(174)	(184)
Gain from sale of equity investment	(168)	—
Deferred income taxes	(2,685)	802
Excess tax benefits from share-based compensation expense	(1,813)	(154)
Increase (decrease) in cash from changes in:
Accounts receivable	(3,833)	3,363
Inventories	(16,627)	4,731
Accounts payable	(1,275)	557
Income taxes	2,320	81
Other operating net assets	129	(3,209)

Net cash provided by operating activities	33,012	31,250

Cash Flows from Investing Activities
Additions to property, plant and equipment	(14,668)	(6,691)
Purchase of business, net of cash acquired	(12,813)	—
Investments in unconsolidated business	(1,180)	(2,989)
Payments on deferred purchase price of business	—	(997)
Proceeds from collection of notes receivable	2,000	—
Proceeds from sale of equity investment	174	—
Proceeds from sales of property, plant and equipment	66	148

Net cash used in investing activities	(26,421)	(10,529)

Cash Flows from Financing Activities
Proceeds from exercises of stock options	3,278	536
Excess tax benefits from share-based compensation expense	1,813	154
Payments on long-term debt	—	(558)

Net cash provided by financing activities	5,091	132

Effect of exchange rate changes on cash and cash equivalents	(434)	(324)

Net increase in cash and cash equivalents	11,248	20,529

Cash and Cash Equivalents at Beginning of Period	108,026	95,930

Cash and Cash Equivalents at End of Period	$119,274	$116,459

Cash paid for interest	$44	$44
Cash paid for income taxes	$11,428	$2,588

Non-cash transaction: Increase to investments in other accrued liabilities	$—	$2,933

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest	Total
	Shares	Amount			Shares	Amount

BALANCE – JUNE 30, 2010	34,121	$139,311	$4,008	$295,683	(3,242)	$(28,649)	$507	$410,860

Shares issued under share-based compensation plans	219	3,465	—	—	—	—	—	3,465
Share-based compensation expense	—	5,956	—	—	—	—	—	5,956
Net earnings	—	—	—	37,524	—	—	132	37,656
Treasury stock under deferred compensation arrangements	—	(353)	—	—	45	353	—	—
Excess tax benefits from share-based compensation	—	1,813	—	—	—	—	—	1,813
Distribution of noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Other comprehensive income, net of tax	—	—	2,291	—	—	—	—	2,291

BALANCE – DECEMBER 31, 2010	34,340	$150,192	$6,299	$333,207	(3,197)	$(28,296)	$589	$461,991

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three and six months ended December 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The consolidated results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2010 Condensed Consolidated Balance Sheet information was derived from our audited financial statements.

Note B - Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company was required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: (i) requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; (ii) amending the quantitative approach previously required for determining the primary beneficiary of the VIE; (iii) modifying the guidance used to determine whether an entity is a VIE; (iv) adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and (v) requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance was effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Note C - Acquisitions

Max Levy Autograph, Inc.

In December 2010, the Company acquired all of the outstanding shares of Max Levy Autograph, Inc. (“MLA”), a privately held company based in Philadelphia, Pennsylvania, for approximately $12.8 million, net of cash acquired. MLA manufactures micro-fine conductive mesh patterns for optical, mechanical and ceramic components for applications such as circuitry, metrology standards, targeting calibration and suppression of Electro-Magnetic Interference. Due to the close proximity of the acquisition to December 31, 2010, the allocation of the purchase price to goodwill is preliminary and subject to final determination of the fair market valuation of the assets acquired, including certain identifiable intangible assets and liabilities assumed. Preliminary goodwill of $9.7 million has been recorded at December 31, 2010. The results of MLA have been included in the Company’s results of operations in the Company’s Military & Materials segment since the date of acquisition. Pro-forma financial information has not been provided for the acquisition of MLA as it was not material to the Company’s overall financial results of operations.

Photop Technologies, Inc

In January 2010, the Company acquired all the outstanding shares of Photop Technologies, Inc. (“Photop”), a privately held company based in Fuzhou, China. The results of Photop have been included in the consolidated financial statements since the date of acquisition. Photop is a vertically integrated manufacturer of crystal materials, optics, microchip lasers for display applications and optical modules for use in fiber optic communication networks and other diverse consumer and commercial applications. As a result of the acquisition, the companies will combine efforts and enhance the collective expertise in crystal materials and optics. The Company expects to achieve synergies by utilizing the Company’s worldwide distribution network to distribute Photop’s products and to enhance crystal growth processes.

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

The cash earnout arrangements require the Company to pay $12.0 million of additional consideration to Photop’s former shareholders if Photop’s earnings and revenues for calendar years 2010 and 2011 exceed established targets. The fair value of the cash earnout arrangement at December 31, 2010 was $11.9 million of which $6.0 million of the amount is expected to be paid by March 31, 2011 and was recorded in other current accrued liabilities. The remaining liability of $5.9 million was recorded in other long-term liabilities in the Company’s Consolidated

Balance Sheets. The Company estimated the fair value of the cash earnout arrangements using a probability-weighted discount model and employed present value techniques. The fair value of these earnout arrangements was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” The key assumptions in applying the income approach are as follows: 0.41% and 0.93% discount rates for the calendar years 2010 and 2011 earnouts, respectively, and the assumed 100% probability of achieving the financial targets under these earnout arrangements.

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

The goodwill of Photop of $30.4 million is included in the Near-Infrared Optics segment. The goodwill recognized is attributed to the expected synergies and the assembled workforce of Photop. None of the goodwill is deductible for income tax purposes. The tangible and intangible assets’ fair values were established based upon third party appraisals.

The following unaudited pro-forma consolidated results of operations for 2009 have been prepared as if the acquisition of Photop had occurred July 1, 2009, the beginning of the Company’s fiscal year 2010 ($000 except per share data).

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Net revenues	$90,480	$167,126
Net earnings attributable to II-VI Incorporated	$7,788	$11,077
Basic earnings per share	$0.26	$0.37
Diluted earnings per share	$0.26	$0.37

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note D - Investments

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd., (“Haobo”) to form a joint venture in China. The total carrying value of the investment recorded as of December 31, 2010 was $5.5 million. This investment is accounted for under the equity method of accounting. During the three and six months ended December 31, 2010, the Company’s pro-rata share of losses from this investment was $0.1 million and $0.2 million, respectively, and is recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the three and six months ended December 31, 2009 the Company’s pro-rata share of the results of the operations from this investment was immaterial.

In March 2007, the Company acquired a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (“Fuxin”) based in Guangdong Province, China for $3.6 million. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.9 million. The Company has a total equity investment in Fuxin of 20.2%. This investment is accounted for under the equity method of accounting commencing with the period beginning July 1, 2008. Prior to July 1, 2008, this investment was accounted for under the cost method of accounting. The total carrying value of the investment recorded at December 31, 2010 was $10.0 million. During the three and six months ended December 31, 2010, the Company’s pro-rata share of earnings from this investment was $0.1 million and $0.4 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the three and six months ended December 31, 2009, the Company’s pro-rata share of the results from this investment was a loss of $0.1 million and earnings of $0.2 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note E - Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, for the periods indicated were as follows ($000):

	December 31, 2010	June 30, 2010

Billed
Completed contracts	$65	$209
Contracts in progress	338	2,161

	403	2,370
Unbilled	1,843	1,037

	$2,246	$3,407

Note F - Inventories

The components of inventories for the periods indicated were as follows ($000):

	December 31, 2010	June 30, 2010

Raw materials	$40,663	$32,376
Work in progress	30,821	27,412
Finished goods	29,469	21,609

	$100,953	$81,397

Note G - Property, Plant and Equipment

Property, plant and equipment at cost or valuation for the periods indicated consist of the following ($000):

	December 31, 2010	June 30, 2010

Land and land improvements	$2,043	$2,017
Buildings and improvements	67,175	61,013
Machinery and equipment	181,045	173,022
Construction in progress	11,466	5,003

	261,729	241,055

Less accumulated depreciation	(138,492)	(123,118)

	$123,237	$117,937

Note H - Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the six months ended December 31, 2010 ($000):

Six Months Ended December 31, 2010

Balance – Beginning of Period	56,088
Goodwill acquired – Max Levy Autograph, Inc. (MLA)	$9,744
Foreign currency translation	303

Balance – End of Period	$66,135

For the acquisition of MLA in December 2010, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheet based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of MLA by June 30, 2011.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2010 and June 30, 2010 were as follows ($000):

	December 31, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	12,273	(5,022)	7,251	12,250	(4,451)	7,799
Trademarks	10,644	(776)	9,868	10,641	(739)	9,902
Customer Lists	11,891	(5,132)	6,759	11,704	(4,410)	7,294
Other	$1,377	$(1,377)	$—	$1,371	$(1,371)	$—

Total	$36,185	$(12,307)	$23,878	$35,966	$(10,971)	$24,995

Amortization expense recorded on these intangible assets was $0.6 million and $1.2 million, for the three and six months ended December 31, 2010, respectively, and was $0.3 million and $0.7 million for the three and six months ended December 31, 2009, respectively. The gross carrying amount of Trademarks includes $9.2 million of acquired trade names with indefinite lives that are tested at least annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries and Photop. At December 31, 2010, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2011	$1,193
2012	2,332
2013	2,081
2014	1,653
2015	1,397

Note I - Debt

The components of debt for the periods indicated were as follows ($000):

	December 31, 2010	June 30, 2010
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	—	—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	$3,694	$3,384

Total debt	3,694	3,384
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,694	$3,384

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

The Company had available $59.1 million under its line of credit as of December 31, 2010 and June 30, 2010. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At December 31, 2010 and June 30, 2010, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen ($7.4 million as of December 31, 2010). The Yen loan has a term through June 2012. At December 31, 2010 and June 30, 2010, the Company had 300 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.43% and 0.90% at December 31, 2010 and June 30, 2010, respectively.

Note J - Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2010 is 23.0% compared to an effective tax rate of 22.2% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2010 and 2009, the gross unrecognized income tax benefits were $5.1 million and $3.7 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $4.0 million of the gross unrecognized tax benefits at December 31, 2010 would impact the effective tax rate. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. Included in the $5.1 million and $3.7 million gross unrecognized income tax benefit at December 30, 2010 and 2009, was $0.4 million and $0.3 million, respectively, of accrued interest and penalties. The Company expects a decrease of approximately $1.2 million of unrecognized tax benefits within the next twelve months as a result of the expiration of the statute of limitations.

Fiscal years 2007 to 2010 remain open to examination by the United States Internal Revenue Service, fiscal years 2006 to 2010 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2010 remain open to examination by certain foreign taxing jurisdictions.

Note K - Net Earnings Per Share Attributable to II-VI Incorporated

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options that were not included in the calculation were approximately 117,000 and 182,000 for the three and six months ended December 31, 2010, respectively, and 202,000 and 268,000 for the three and six months ended December 31, 2009, respectively, because they were anti-dilutive (000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net earnings attributable to II-VI Incorporated	$19,157	$5,981	$37,524	$12,287
Divided by:
Weighted average shares	31,039	29,576	30,972	29,562

Basic earnings attributable to II-VI Incorporated per common share	$0.62	$0.20	$1.21	$0.42

Net earnings attributable to II-VI Incorporated	$19,157	$5,981	$37,524	$12,287
Divided by:
Weighted average shares	31,039	29,576	30,972	29,562
Dilutive effect of common stock equivalents	851	487	773	411

Diluted weighted average common shares	31,890	30,063	31,745	29,973

Diluted earnings attributable to II-VI Incorporated per common share	$0.60	$0.20	$1.18	$0.41

Note L - Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net earnings attributable to II-VI Incorporated	$19,157	$5,981	$37,524	$12,287
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $260 and $684, respectively, for the three and six months ended December 31, 2010, and $(169) and $104, respectively, for the three and six months ended December 31, 2009.	1,014	(722)	2,291	366

Comprehensive income	$20,171	$5,259	$39,815	$12,653

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

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision-maker receives and reviews separate financial information for each of these four segments. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at December 31, 2010: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary (“VLOC”), the China and Vietnam near-infrared operations, and Photop Technologies, Inc. (“Photop”); (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, the Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”), and the Max Levy Autograph, Inc. subsidiary (“MLA”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K and Italy. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium fluoride (“YLF”) lasers and UV Filter components and sold under the VLOC brand name.

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name, refines specialty metals, primarily selenium and tellurium under the PRM brand name, and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name.

The Compound Semiconductor Group is located in the U.S., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Executive Vice President. In the Compound Semiconductor Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG Group manufactures and markets single crystal silicon carbide substrates for use in the wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG Group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

On December 7, 2010, the Company completed its acquisition of MLA. See “Note C Acquisitions.” MLA is combined with the Company’s Military & Materials segment for financial reporting purposes. Segment earnings for the Military & Materials segment include the operating results of MLA for the three and six months ended December 31, 2010.

On January 4, 2010, the Company completed its acquisition of Photop. See “Note C Acquisitions.” Photop is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment include the operating results of Photop for the three and six months ended December 31, 2010.

The following table summarizes selected financial information of the Company’s operations for the periods indicated by segment ($000):

	Three Months Ended December 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$40,642	$41,418	$19,467	$19,360	$—	$120,887
Inter-segment revenues	857	72	1,444	1,010	(3,383)	—
Segment earnings	9,420	8,068	3,425	3,775	—	24,688
Interest expense	—	—	—	—	—	(25)
Other expense, net	—	—	—	—	—	(460)
Earnings before income taxes	—	—	—	—	—	24,203
Depreciation and amortization	2,065	3,346	622	812	—	6,845
Segment assets	213,072	195,902	71,088	86,773	—	566,835
Expenditures for property, plant and equipment	1,799	3,845	1,441	2,302	—	9,387
Equity investments	—	—	—	15,436	—	15,436
Goodwill	9,800	32,364	13,657	10,314	—	66,135

	Three Months Ended December 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$31,186	$10,280	$15,162	$12,157	$—	$68,785
Inter-segment revenues	422	48	159	786	(1,415)	—
Segment earnings	5,164	86	1,503	445	—	7,198
Interest expense	—	—	—	—	—	(19)
Other income, net	—	—	—	—	—	205
Earnings before income taxes	—	—	—	—	—	7,384
Depreciation and amortization	2,155	676	488	739	—	4,058
Segment assets	236,370	37,987	43,733	68,160	—	386,250
Expenditures for property, plant and equipment	385	922	1,449	1,388	—	4,144
Equity investments	—	—	—	15,654	—	15,654
Goodwill	10,037	1,927	3,914	10,314	—	26,192

	Six Months Ended December 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$81,868	$78,363	$39,602	$41,188	$—	$241,021
Inter-segment revenues	1,371	122	2,785	2,076	(6,354)	—
Segment earnings	18,068	14,949	7,146	7,186	—	47,349
Interest expense	—	—	—	—	—	(55)
Other income, net	—	—	—	—	—	1,602
Earnings before income taxes	—	—	—	—	—	48,896
Depreciation and amortization	4,096	6,758	1,200	1,625	—	13,679
Expenditures for property, plant and equipment	2,585	5,273	2,870	3,940	—	14,668

	Six Months Ended December 31, 2009
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$60,353	$19,181	$30,804	$23,985	$—	$134,323
Inter-segment revenues	668	119	243	1,780	(2,810)	—
Segment earnings	10,040	1,108	3,758	788	—	15,694
Interest expense	—	—	—	—	—	(43)
Other income, net	—	—	—	—	—	132
Earnings before income taxes	—	—	—	—	—	15,783
Depreciation and amortization	4,297	1,347	950	1,494	—	8,088
Expenditures for property, plant and equipment	1,010	1,198	2,562	1,921	—	6,691

Note N - Share-Based Compensation

The Company records share-based compensation expense in accordance with U.S. GAAP relating to fair value of share-based compensation. U.S. GAAP requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Under U.S. GAAP, the Company recorded $2.2 million and $6.0 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2010, respectively, and $1.7 million and $4.1 million for the three and six months ended December 31, 2009, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option compensation expense. During the three and six months ended December 31, 2010, the weighted-average fair values of options granted under the stock option plan were $19.93 and $16.77 per option, respectively, and $14.46 and $12.87 per option for the three and six month period ending December 31, 2009, respectively, using the following assumptions:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Risk free interest rate	2.00%	3.02%	2.06%	3.25%
Expected volatility	46%	48%	47%	46%
Expected life of options	6.50 years	6.54 years	6.59 years	7.29 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercises and forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 16%. Under U.S. GAAP, the Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Compensation Committee granted certain named executive officers and employees performance share awards under the Company’s 2009 Omnibus Incentive Plan. At December 31, 2010, the Company had two separate performance share grants covering the periods from July 2009 to June 2011 and July 2010 to June 2012. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the performance periods. Included in the $2.2 million and $6.0 million share-based compensation expense for the three and six months ended December 31, 2010, was $0.3 million and $0.6 million, respectively, of share-based compensation expense attributable to performance shares awards. Included in the $1.7 million and $4.1 million share-based compensation expense for the three and six months ended December 31, 2009, was $0.2 million and $0.5 million, respectively, of share-based compensation expense attributable to performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established a long-term performance and retention program under the Company’s 2009 Omnibus Incentive Plan for certain Photop employees. Under this program, the Company granted 150,773 performance share awards to certain employees of Photop. This program covers periods between January 1, 2010 through December 31, 2012. Participants will be eligible to receive 25% of the performance shares following each of the calendar year 2010 and 2011 performance periods and 50% of the performance shares following the calendar year 2012 performance period. The awards are only payable if Photop achieves specified levels of revenue and earnings for each calendar year performance period as well as certain other non-financial performance targets pre-established for the performance periods. Included in the $2.2 million and $6.0 million share-based compensation expense for the three and six months ended December 31, 2010, was $0.3 million and $0.6 million, respectively, of share-based compensation expense under this program. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. The total projected share-based compensation expense attributable to this program to be recognized in fiscal years ending June 30, 2011, 2012 and 2013 is $1.2 million, $1.8 million and $1.2 million, respectively.

In August 2010, the Compensation Committee granted certain named executive officers and employees restricted share awards under the Company’s 2009 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. The estimated annualized forfeitures based on management’s assumptions are estimated at a rate of 7.5%. Included in the $2.2 million and $6.0 million share-based compensation expense for the three and six months ended December 31, 2010, was $0.3 million and $0.7 million, respectively, of share-based compensation expense related to these restricted shares. Share-based compensation expense related to restricted shares for the three and six months ended December 31, 2009 was insignificant.

Note O - Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted ASC 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer (an exit price) in the principal or most advantageous markets for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2010, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At December 31, 2010, the Company had a contingent earnout arrangement recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which included the following key assumptions: a 0.41% and 0.93% discount rate for the calendar year 2010 and 2011 earnouts, respectively, and assumed 100% probability of achieving the financial targets under the earnout arrangements. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of December 31, 2010 and June 30, 2010:

	Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$11,930	$—	$—	$11,930
Foreign currency forward contracts	$115	$—	$115	$—

	Fair Value Measurements at June 30, 2010 Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$11,900	$—	$—	$11,900
Foreign currency forward contracts	$228	$—	$228	$—

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a total contract value of $5.9 million and $7.1 million at December 31, 2010 and June 30, 2010, respectively. As of December 31, 2010, these forward contracts had expiration dates ranging from January 7, 2011 through March 2, 2011 with Japanese Yen denominations individually ranging from 160 million Yen to 170 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” These contracts are recorded in other current liabilities in the Company’s Consolidated Balance Sheets. The change in the fair value of these contracts for the three and six months ended December 31, 2010 and 2009 was insignificant.

Note Q - Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Consolidated Balance Sheet as of and for the six months ended December 31, 2010 ($000).

Six Months Ended December 31, 2010

Balance – Beginning of Period	1,037
Expense and write-offs, net	$134

Balance – End of Period	$1,171

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. On December 1, 2010, VLOC Incorporated, a subsidiary of the Company, was named as a defendant in a lawsuit filed in the United States District Court of Maryland for an alleged breach of contract in connection with certain purchase orders. However, due to the timing of the filing it is not possible at this time to predict the precise timing or probable outcome of any potential financial consequences related to the allegations. No provisions have been recorded as of December 31, 2010 related to this lawsuit.

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

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us,” or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics and telecommunications and thermoelectronics applications.

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

Our customer base includes original equipment manufacturers (“OEM”), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, telecommunications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note A of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104 – “Revenue Recognition in Financial Statements” (“SAB 104”) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2010 was $1.1 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

New Accounting Standards

See “Note B Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2010	2009		2010	2009

Bookings	$134,128	$78,311	71%	$246,178	$151,647	62%
Revenues	120,887	68,785	76%	241,021	134,323	79%
Earnings attributable to II-VI Incorporated	19,157	5,981	220%	37,524	12,287	205%
Diluted earnings per share	0.60	0.20	200%	1.18	0.41	188%

The above results include Photop and MLA for the three and six months ended December 31, 2010 only, as these acquisitions were completed on January 4, 2010 and December 7, 2010, respectively.

Bookings for the three months ended December 31, 2010 increased 71% to $134,128,000 compared to $78,311,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2010 increased 62% to $246,178,000 compared to $151,647,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. Included in bookings for the three and six months ended December 31, 2010 was approximately $29.6 million and $57.6 million, respectively, of bookings from Photop. In addition to the bookings from Photop, the increase for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily driven by increased product demand at the Infrared Optics, Military & Materials and Compound Semiconductor Group segments. The Infrared Optics segment has benefited from the increased worldwide industrial activity as the economic climate continued to improve resulting in increased laser utilization rates and increased demand for the segment’s replacement optics. The Military & Materials segment experienced strong demand from both the EEO and PRM subsidiaries. EEO recorded increased bookings related to the Joint Strike Fighter program while PRM recorded increased bookings due to demand for its selenium and tellurium products. The Compound Semiconductor Group segment increased bookings as a result of the receipt of a government contract for Silicon Carbide growth as well as the launch of Marlow’s gesture recognition product. The increase in bookings during the current three and six months was somewhat offset by the timing and delay of receipts of certain military-related orders at VLOC in the Near-Infrared Optics segment.

Revenues for the three months ended December 31, 2010 increased 76% to $120,887,000 compared to $68,785,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2010 increased 79% to $241,021,000 compared to $134,323,000 for the same period last fiscal year. Included in revenues for the three and six months ended December 31, 2010 was approximately $31.0 million and $57.7 million, respectively, of revenues from Photop. In addition to the revenues from Photop, the increase in revenues for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was the result of the majority of the Company’s business units recognizing increased shipment volume as a result of the general improvement in the worldwide economy. The Company’s Infrared Optics segment recognized increased revenues of $9.5 million and $21.5 million, respectively, during the current three and six month period. This increase in revenues was primarily driven by increasing demand from OEM’s and aftermarket customers. The Military & Materials segment recognized increased revenues of $4.3 million and $8.8 million, respectively, during the current three and six month period. This increase in revenues is primarily driven by increased demand for both selenium and tellurium at PRM as well as increased shipments related to the Joint Strike Fighter program at EEO. The Compound Semi Conductor Group segment recognized increased revenues of $7.2 million and $17.2 million, respectively, during the current three and six month period, primarily due to its gesture recognition product line.

Net earnings attributable to II-VI Incorporated for the three months ended December 31, 2010 were $19,157,000 ($0.60 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $5,981,000 ($0.20 per share-diluted) in the second quarter of fiscal 2010. Net earnings attributable to II-VI Incorporated for the six months ended December 31, 2010 were $37,524,000 ($1.18 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $12,287,000 ($0.41 per share-diluted) for the six months ending December 31, 2009. The increase in net earnings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the incremental margin realized on increased revenues. In addition, the operating results of Photop made a positive contribution to net earnings as did certain yield improvements within the Infrared Optics segment and operating efficiencies throughout the Company.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income), net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note M Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2010	2009		2010	2009

Bookings	$47,006	$32,444	45%	$88,308	$60,614	46%
Revenues	40,642	31,186	30%	81,868	60,353	36%
Segment earnings	9,420	5,164	82%	18,068	10,040	80%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended December 31, 2010 for Infrared Optics increased 45% to $47,006,000 compared to $32,444,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2010 for Infrared Optics increased 46% to $88,308,000 compared to $60,614,000 for the same period last fiscal year. The increase in bookings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was driven by the continued increased demand from the segments industrial-based customers. Customers continued to replenish their inventory levels as worldwide economies continue to improve. In particular, the segment’s aftermarket customer base operated their laser systems at a higher utilization rate, thereby creating a higher level of demand for the segment’s replacement optics. In addition, HIGHYAG recorded increased bookings for both the current three and six month periods compared to the same periods last fiscal year as a result of increased industrial manufacturing activities including increased investment in the global automotive industry.

Revenues for the three months ended December 31, 2010 for Infrared Optics increased 30% to $40,642,000 compared to $31,186,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2010 for Infrared Optics increased 36% to $81,868,000 compared to $60,353,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to increased shipment volume to both OEM and aftermarket customers. The segment continued to develop incremental opportunities in both high-power and low-power CO2 laser optics and components to capture developing markets and new laser applications.

Segment earnings for the three months ended December 31, 2010 increased 82% to $9,420,000 compared to $5,164,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2010 increased 80% to $18,068,000 compared to $10,040,000 for the same period last fiscal year. The increase in segment earnings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the incremental margin realized on increased shipment volume. In addition, segment earnings were favorably impacted by improved production yields during the current fiscal year. Segment earnings were somewhat offset by increased levels of share-based payment compensation expense which is allocated to this segment.

Near-Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2010	2009		2010	2009

Bookings	$35,906	$11,603	209%	$69,722	$24,331	187%
Revenues	41,418	10,280	303%	78,363	19,181	309%
Segment earnings	8,068	86	9,281%	14,949	1,108	1,249%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC Incorporated and Photop. The above results include Photop for the three and six months ended December 31, 2010 only, as this acquisition was completed in January 2010.

Bookings for the three months ended December 31, 2010 for Near-Infrared Optics increased 209% to $35,906,000 compared to $11,603,000 for the same period last fiscal year. Included in bookings for the three months ended December 31, 2010 was approximately $29.6 million of bookings from Photop. Excluding Photop, bookings decreased for the three months ended December 31, 2010 compared to the same period last fiscal year due to a Title III government contract that was received last fiscal year for the development of ceramic laser-gain materials. Due to recent changes in the government budgeting process, the funding of the next phase of this program did not continue in fiscal year 2011. Bookings for the six months ended December 31, 2010 for Near-Infrared Optics increased 187% to $69,722,000 compared to $24,331,000 for the same period last fiscal year. Included in bookings for the six months ended December 31, 2010 was approximately $57.6 million of bookings from Photop. Excluding Photop, bookings decreased for the six months ended December 31, 2010 compared to the same period last fiscal year due primarily to the aforementioned Title III government contract, as well as timing of orders for the Company’s UV filter product line.

Revenues for the three months ended December 31, 2010 for Near-Infrared Optics increased 303% to $41,418,000 compared to $10,280,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2010 for Near-Infrared Optics increased 309% to $78,363,000 compared to $19,181,000 for the same period last fiscal year. Included in revenues for the three and six months ended December 31, 2010 was approximately $31.0 million and $57.7 million, respectively, of revenues from Photop. Excluding Photop, revenues increased for the three and six months ended December 31, 2010 compared to the same periods last fiscal year due to increased product demand for optics and components used in laser-based range finders, target designators and illuminator systems.

Segment earnings for the three months ended December 31, 2010 increased 9,281% to $8,068,000 compared to $86,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2010 increased to $14,949,000 compared to $1,108,000 for the same period last fiscal year. The increase in segment earnings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the inclusion of Photop’s operating results within the segment as well as incremental margin realized on the increased revenues.

Military & Materials ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2010	2009		2010	2009

Bookings	$29,600	$18,488	60%	$44,871	$37,491	20%
Revenues	19,467	15,162	28%	39,602	30,804	29%
Segment earnings	3,425	1,503	128%	7,146	3,758	90%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, and MLA. The above results include the results of MLA for the three and six months ended December 31, 2010 only, as this acquisition was completed in December of 2010. The operating results of MLA for the three and six months ending December 31, 2010 were insignificant.

Bookings for the three months ended December 31, 2010 for Military & Materials increased 60% to $29,600,000 compared to $18,488,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2010 for Military & Materials increased 20% to $44,871,000 compared to $37,491,000 for the same period last fiscal year. The increase in bookings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to increased orders related to the Joint Strike Fighter program at EEO.

Additionally, PRM recorded increased bookings of $7.9 million and $7.4 million for the three and six months ended December 31, 2010, respectively, compared to the same periods last fiscal year. This increase was a result of strengthening industrial demand in Asia for both selenium and tellurium.

Revenues for the three months ended December 31, 2010 for Military & Materials increased 28% to $19,467,000 compared to $15,162,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2010 for Military & Materials increased 29% to $39,602,000 compared to $30,804,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to increased shipment volume at PRM of selenium and tellurium as well as increased market pricing of such products. Additionally, revenues increased during the current three and six month periods at EEO compared to the same periods last fiscal year as a result of higher shipment volume of sapphire windows for the Joint Strike Fighter program.

Segment earnings for the three months ended December 31, 2010 increased 128% to $3,425,000 compared to $1,503,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2010 increased 90% to $7,146,000 compared to $3,758,000 for the same period last fiscal year. The improvement in segment earnings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the margin realized on the incremental revenues at both EEO and PRM as well as higher margins at PRM on sales of selenium and tellurium as a result of increased market pricing.

Compound Semiconductor Group ($000’s)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2010	2009		2010	2009

Bookings	$21,616	$15,776	37%	$43,277	$29,211	48%
Revenues	19,360	12,157	59%	41,188	23,985	72%
Segment earnings	3,775	445	748%	7,186	788	812%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended December 31, 2010 for the Compound Semiconductor Group increased 37% to $21,616,000 compared to $15,776,000 for the same period last fiscal year. The increase in bookings for the three months ended December 31, 2010 compared to the same period last fiscal year was primarily due to the receipt of a $5.2 million contract at WBG from the U.S. Department of Defense, which focuses on improving the growth processes of larger diameter Silicon Carbide substrates. Bookings for the six months ended December 31, 2010 for the Compound Semiconductor Group increased 48% to $43,277,000 compared to $29,211,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2010 compared to the same period last fiscal year was primarily due to the aforementioned Department of Defense award, increased bookings at Marlow from the gesture recognition product line, and increased demand from our core markets of defense, telecom, medical and industrial.

Revenues for the three months ended December 31, 2010 for the Compound Semiconductor Group increased 59% to $19,360,000, compared to $12,157,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2010 for the Compound Semiconductor Group increased 72% to $41,188,000 compared to $23,985,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to higher shipment volume related to the gesture recognition product line at Marlow.

Segment earnings for the three months ended December 31, 2010 increased 748% to $3,775,000 compared to $445,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2010 increased 812% to $7,186,000 compared to $788,000 for the same period last fiscal year. The improvement in segment earnings for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the increased margins realized from the incremental revenues. In addition, the continued utilization of Marlow’s Vietnam facility also favorably impacted segment earnings due to the lower operating cost structure of Vietnam.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the three months ended December 31, 2010 was $49,524,000, or 42% of net sales, compared to $25,693,000, or 38% of net sales, for the same period last fiscal year. Manufacturing gross margin for the six months ended December 31, 2010 was $98,336,000 or 42% of net sales, compared to $50,915,000, or 39% of net sales, for the same period last fiscal year. The increase in manufacturing gross margin dollars and percentage for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to the incremental margin realized on higher shipment levels at the majority of the Company’s operating units. In addition, product mix, yield improvements, and operating efficiencies realized at the Company’s business units favorably impacted manufacturing gross margin.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the three months ended December 31, 2010 was $512,000, or 21% of research and development revenues, compared to a gross margin of $713,000, or 39% of contract research and development revenues, for the same period last fiscal year. Contract research and development gross margin for the six months ended December 31, 2010 was $936,000, or 21% of research and development revenues, compared to a gross margin of $1,361,000, or 36% of contract research and development revenues, for the same period last fiscal year The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group. The lower contract research and development gross margin for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was primarily due to certain contract rate adjustments and the mix of contracts with different margin profiles.

Company-funded internal research and development expenses for the three months ended December 31, 2010 were $3,357,000, or 3% of revenues, compared to $2,287,000, or 3% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2010 were $7,203,000, or 3% of revenues, compared to $4,722,000, or 4% of revenues, for the same period last fiscal year. The increase in Company-funded internal research and development expense in relative dollars for the three and six months ended December 31, 2010 compared to the same periods last fiscal year is primarily the result of internal research and development activities at Photop focused on efforts to refine and improve its photonic crystal materials, optical parts, laser instrumentation and display optics.

Selling, general and administrative expenses for the three months ended December 31, 2010 were $21,991,000, or 18% of revenues, compared to $16,921,000, or 25% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2010 were $44,720,000, or 19% of revenues, compared to $31,860,000, or 24% of revenues, for the same period last fiscal year. The increase in the dollar amount of selling, general and administration expense for the three and six months ended December 31, 2010 compared to the same periods last fiscal year was due to the addition of Photop as well as higher worldwide bonus expense resulting from improved operating profitability. Selling, general and administrative expense as a percentage of revenues improved during the current three and six months ended December 31, 2010 compared to the same periods last fiscal year as a result of increased revenues outpacing incremental operating costs.

Interest expense for the three and six months ended December 31, 2010 was $25,000 and $55,000, respectively, and was consistent with the three and six months ended December 31, 2009 of $19,000 and $43,000, respectively. The low level of interest expense is the result of the Company having relatively low levels of outstanding debt at December 31, 2010 and 2009.

Other expense, net for the three months ended December 31, 2010 was $460,000 compared to other income, net of $205,000 for the same period last fiscal year. The majority of other expense, net for the three months ended December 31, 2010 is the result of certain of the Company’s foreign currencies weakening against the U.S. dollar during the current fiscal quarter. Somewhat offsetting the foreign currency losses were earnings from the Company’s equity investments, unrealized gains on the deferred compensation plan and interest income on excess cash reserves. Other income, net for the six months ended December 31, 2010 was $1,602,000 compared to $132,000 for the same period last fiscal year. The majority of other income, net for the six months ended December 31, 2010 is the result of earnings from the Company’s equity investments, unrealized gains on the deferred compensation plan and interest income on excess cash reserves.

The Company’s year-to-date effective income tax rate at December 31, 2010 is 23.0% compared to an effective tax rate of 22.2% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations which are subject to income taxes at lower statutory rates.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercises of stock options, as well as through long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash: ($000)

	Six Months Ended December 31,
	2010	2009

Net cash provided by operating activities	$33,012	$31,250
Proceeds from exercises of stock options	3,278	536
Proceeds from collection of note receivable	2,000	—
Payments on long-term debt	—	(558)
Additions to property, plant and equipment	(14,668)	(6,691)
Purchase of business, net of cash acquired	(12,813)	—
Investment in unconsolidated businesses	(1,180)	(2,989)

Cash provided by operating activities was $33.0 million for the six months ended December 31, 2010 compared to cash provided by operations of $31.3 million for the same period last fiscal year. The increase in cash provided by operations for the current six months ended December 31, 2010 compared to the same period last fiscal year was the result of higher net earnings and non cash adjustments somewhat offset by working capital requirements necessary to support the current level of business activity. Specifically, the Company increased its inventory as a result of a planned inventory build to support the current level of demand for the Company’s products.

Net cash used in investing activities was $26.4 million for the six months ended December 31, 2010 compared to net cash used of $10.5 million for the same period last fiscal year. Net cash used in investing activities during the six months ended December 31, 2010 primarily consists of $14.7 million used for expenditures for property, plant and equipment, $12.8 million to purchase MLA, and $1.2 million for the final payment on the Company’s 40% equity interest in Haobo. Net cash used in investing activities was somewhat offset by $2.0 million of proceeds from the collection of a note receivable.

Net cash provided by financing activities during the six months ended December 31, 2010 was the combination of proceeds from exercises of stock options and excess tax benefits of $5.1 million.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The Company had available $59.1 million under its line of credit as of December 31, 2010 and June 30, 2010. The Company made no borrowings under the credit facility during the three and six months ending December 31, 2010 and December 31, 2009, respectively.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated are as follows ($000’s):

	December 31, 2010	June 30, 2010

Cash and cash equivalents	$119,274	$108,026
Available borrowing capacity	59,100	59,100
Total debt obligation	3,694	3,384

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for the remainder of fiscal year 2011.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2010.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$3,694	$—	$3,694	$—	$—
Interest Payments(1)	177	71	106	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	36,071	2,579	7,642	6,149	19,701
Purchase Obligations(2)	30,621	22,141	8,444	36	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$70,563	$24,791	$19,886	$6,185	$19,701

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2010.
(2)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s acquisitions of Photop and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at December 31, 2010, which are excluded from the table above is $5.1 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies had an unfavorable impact on the results of operations for the three months ended December 31, 2010 by an after-tax loss of approximately $0.8 million or $0.03 per-share diluted. Changes in the foreign currency exchange rates of these currencies for the six months ending December 31, 2010 did not have a significant impact on the results of operations.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.8 million for the three months ended December 31, 2010 and a decrease of $1.4 million to an increase of $1.7 million for the six months ended December 31, 2010.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.2 million and $0.1 million, respectively, for the three and six months ended December 31, 2010. Foreign currency remeasurement losses were $0.2 million for the three and six months ended December 31, 2009.

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

Interest Rate Risks

As of December 31, 2010, the total borrowings of $3.7 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of 1% would not have had a material impact on the Company’s financial results for the quarter ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Craig A. Creaturo, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Messrs. Kramer and Creaturo concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in the Form 10-Q, the Company completed the acquisition of MLA in December 2010. MLA represents approximately 2.4% of the Company’s total assets as of December 31, 2010. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010 excludes an assessment of the internal control over financial reporting of MLA.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. On December 1, 2010, VLOC Incorporated, a subsidiary of the Company, was named as a defendant in a lawsuit filed in the United States District Court of Maryland for an alleged breach of contract in connection with certain purchase orders. However, due to the timing of the filing it is not possible at this time to predict the precise timing or probable outcome of any potential financial consequences related to the allegations. No provisions have been recorded as of December 31, 2010 related to this lawsuit.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File*

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 8, 2011	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 8, 2011	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File *

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.