Form 10-Q
period 2011-03-31
II-VI INC
filed 2011-05-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

At May 2, 2011, 31,248,379 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2011	June 30, 2010
Assets
Current Assets
Cash and cash equivalents	$128,477	$108,026
Accounts receivable – less allowance for doubtful accounts of $1,202 at March 31, 2011 and $1,081 at June 30, 2010	91,025	78,624
Inventories	111,143	81,397
Deferred income taxes	7,248	5,382
Prepaid and refundable income taxes	9,149	4,294
Prepaid and other current assets	10,883	10,547

Total Current Assets	357,925	288,270
Property, plant & equipment, net	131,792	117,937
Goodwill	62,907	56,088
Other intangible assets, net	28,985	24,995
Investments	15,228	15,269
Deferred income taxes	14	3,029
Other assets	5,019	3,393

Total Assets	$601,870	$508,981

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$28,543	$21,347
Accrued salaries and wages	12,506	10,429
Accrued bonuses	14,059	11,210
Accrued profit sharing contribution	3,117	2,946
Accrued income tax payable	10,492	7,510
Deferred income taxes	176	83
Other accrued liabilities	21,118	19,660

Total Current Liabilities	90,011	73,185
Long-term debt	3,622	3,384
Deferred income taxes	6,253	6,195
Unrecognized tax benefits	4,540	4,530
Other liabilities	6,610	10,827

Total Liabilities	111,036	98,121
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 34,397,445 shares at March 31, 2011; 34,121,281 shares at June 30, 2010	154,144	139,311
Accumulated other comprehensive income	8,059	4,008
Retained earnings	356,326	295,683

	518,529	439,002
Treasury stock, at cost, 3,197,175 shares at March 31, 2011 and 3,242,470 shares at June 30, 2010	28,296	28,649

Total II-VI Incorporated Shareholders’ Equity	490,233	410,353
Noncontrolling Interests	601	507

Total Shareholders’ Equity	490,834	410,860

Total Liabilities and Shareholders’ Equity	$601,870	$508,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2011	2010

Revenues
Net sales:
Domestic	$48,221	$45,321
International	78,724	49,387

	126,945	94,708
Contract research and development	3,052	2,823

Total Revenues	129,997	97,531

Costs, Expenses and Other Expense (Income)
Cost of goods sold	74,906	58,697
Contract research and development	2,243	2,082
Internal research and development	3,892	3,238
Selling, general and administrative	23,286	18,985
Interest expense	34	1
Other expense (income), net	(1,431)	82

Total Costs, Expenses, and Other Expense (Income)	102,930	83,085

Earnings Before Income Taxes	27,067	14,446

Income Taxes	3,871	4,208

Net Earnings	23,196	10,238
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	77	(75)

Net Earnings Attributable to II-VI Incorporated	$23,119	$10,313

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.74	$0.34
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.72	$0.33

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2011	2010

Revenues
Net sales:
Domestic	$141,761	$115,621
International	221,743	109,645

	363,504	225,266
Contract research and development	7,514	6,588

Total Revenues	371,018	231,854

Costs, Expenses and Other Expense (Income)
Cost of goods sold	213,129	138,340
Contract research and development	5,769	4,486
Internal research and development	11,095	7,960
Selling, general and administrative	68,006	50,845
Interest expense	89	44
Other expense (income), net	(3,033)	(50)

Total Costs, Expenses, and Other Expense (Income)	295,055	201,625

Earnings Before Income Taxes	75,963	30,229

Income Taxes	15,111	7,708

Net Earnings	60,852	22,521
Less: Net Earnings (Loss) Attributable to Noncontrolling Interests	209	(79)

Net Earnings Attributable to II-VI Incorporated	$60,643	$22,600

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$1.95	$0.76
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$1.90	$0.74

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net earnings	$60,852	$22,521
Adjustments to reconcile net earnings to net cash provided by (used in)operating activities:
Depreciation	18,557	13,148
Amortization	1,995	1,322
Share-based compensation expense	8,168	6,211
(Gains) losses on foreign currency remeasurements and transactions	(935)	1,061
Earnings from equity investments	(350)	(104)
Gain from sale of equity investment	(168)	—
Deferred income taxes	(1,163)	194
Excess tax benefits from share-based compensation expense	(2,240)	(318)
Increase (decrease) in cash from changes in:
Accounts receivable	(7,806)	(6,678)
Inventories	(25,900)	5,345
Accounts payable	6,348	4,074
Income taxes	(356)	3,990
Other operating net assets	2,674	2,760

Net cash provided by operating activities	59,676	53,526

Cash Flows from Investing Activities
Additions to property, plant and equipment	(28,856)	(9,384)
Purchase of businesses, net of cash acquired	(12,813)	(45,600)
Cash assumed from purchased business due to selling shareholders	—	8,344
Investments in unconsolidated business	(1,180)	(4,752)
Payments on deferred purchase price of business	—	(1,141)
Proceeds from collection of notes receivable	2,000	—
Other investing activities	336	180

Net cash used in investing activities	(40,513)	(52,353)

Cash Flows from Financing Activities
Proceeds from exercises of stock options	4,765	879
Excess tax benefits from share-based compensation expense	2,240	318
Payments on cash earnout arrangement	(6,000)	—
Payments on long-term debt	—	(558)

Net cash provided by financing activities	1,005	639

Effect of exchange rate changes on cash and cash equivalents	283	(539)

Net increase in cash and cash equivalents	20,451	1,273

Cash and Cash Equivalents at Beginning of Period	108,026	95,930

Cash and Cash Equivalents at End of Period	$128,477	$97,203

Cash paid for interest	$78	$78
Cash paid for income taxes	$16,400	$3,944
Non-cash transactions:
Purchase of business by issuing common stock of the company	$—	$36,851
Purchase of business utilizing earnout consideration recorded in current and long term liabilities	$—	$11,900

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock		Non-Controlling
	Shares	Amount	Income	Earnings	Shares	Amount	Interest	Total

BALANCE – JUNE 30, 2010	34,121	$139,311	$4,008	$295,683	(3,242)	$(28,649)	$507	$410,860
Shares issued under share-based compensation plans	276	4,778	—	—	—	—	—	4,778
Share-based compensation expense	—	8,168	—	—	—	—	—	8,168
Net earnings	—	—	—	60,643	—	—	209	60,852
Treasury stock under deferred compensation arrangements	—	(353)	—	—	45	353	—	—
Excess tax benefits from share-based compensation	—	2,240	—	—	—	—	—	2,240
Distribution of noncontrolling interest	—	—	—	—	—	—	(115)	(115)
Other comprehensive income, net of tax	—	—	4,051	—	—	—	—	4,051

BALANCE – March 31, 2011	34,397	$154,144	$8,059	$356,326	(3,197)	$(28,296)	$601	$490,834

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A -	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three and nine months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010. The consolidated results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2010 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosure of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuances and settlements, which will be effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: (i) requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; (ii) amending the quantitative approach previously required for determining the primary beneficiary of the VIE; (iii) modifying the guidance used to determine whether an entity is a VIE; (iv) adding an additional reconsideration event (e.g., troubled debt restructurings) for determining whether an entity is a VIE; and (v) requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance was effective for the Company beginning in its first quarter of fiscal 2011, with earlier adoption prohibited. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Note C -	Acquisitions

Max Levy Autograph, Inc.

In December 2010, the Company acquired all of the outstanding shares of Max Levy Autograph, Inc. (“MLA”), a privately-held company based in Philadelphia, Pennsylvania, for approximately $12.8 million, net of cash acquired. MLA manufactures micro-fine conductive mesh patterns for optical, mechanical and ceramic components for applications such as circuitry, metrology standards, targeting calibration and suppression of electro-magnetic interference. As a result of the acquisition, the companies will combine efforts to enhance product offerings for their military-based customers. The allocation of the purchase price is preliminary and subject to final determination of the fair market valuation of identifiable intangible assets acquired and liabilities assumed. The Company intends to finalize its accounting for the acquisition of MLA by June 30, 2011. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Accounts receivable, net	$586
Inventories	325
Prepaid and other current assets	91
Deferred income taxes	171
Property, plant and equipment	2,845
Intangible assets	5,840
Goodwill	6,301

Total assets acquired	$16,159

Liabilities
Accounts payable	$154
Deferred income taxes	2,720
Other accrued liabilities	472

Total liabilities assumed	$3,346

Net assets acquired	$12,813

The goodwill of MLA of $6.3 million is included in the Military & Materials segment. The goodwill recognized is attributed to the expected synergies and the assembled workforce of MLA. None of the goodwill is deductible for income tax purposes.

The operating results of MLA since the date of acquisition have been included in the Company’s results of operations in the Company’s Military & Materials segment and are insignificant. Pro-forma financial information has not been provided for the acquisition of MLA as it was not material to the Company’s overall financial results of operations.

Photop Technologies, Inc

In January 2010, the Company acquired all of the outstanding shares of Photop Technologies, Inc. (“Photop”), a privately-held company based in Fuzhou, China. The results of Photop have been included in the consolidated financial statements since the date of acquisition. Photop is a vertically integrated manufacturer of crystal materials, optics, microchip lasers for display applications and optical modules for use in fiber optic communication networks and other diverse consumer and commercial applications. As a result of the acquisition, the companies have combined efforts and enhanced the collective expertise in crystal materials and optics. The Company expects to achieve synergies by utilizing the Company’s worldwide distribution network to distribute Photop’s products and to enhance crystal growth processes.

Under the terms of the merger agreement, the initial consideration for the acquisition was $45.6 million in cash and 1,145,852 shares of II-VI Incorporated common stock valued at $36.9 million. The fair value of the shares of II-VI Incorporated’s common stock used for the transaction was determined based on the closing market price of the Company’s common stock on the acquisition date. In addition, the merger agreement provides up to $12.0 million of additional cash earnout opportunities based upon Photop achieving certain agreed upon financial targets in calendar years 2010 and 2011. The purchase price is summarized as follows ($000):

Amount of cash paid	$45,600
Fair value of Common Stock issued by the Company	36,851
Fair value of cash earnout arrangements	11,900

Total purchase price	$94,351

The cash earnout arrangements require the Company to pay $12.0 million of additional consideration to Photop’s former shareholders if Photop’s earnings and revenues for calendar years 2010 and 2011 exceed established targets. During March 2011, the Company paid the full amount of the calendar year 2010 earnout of $6.0 million. The fair value of the remaining cash earnout arrangement at March 31, 2011 was $5.9 million, which is expected to be paid in March 2012 and was recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011. The Company estimated the fair value of the cash earnout arrangement using a probability-weighted discount model and employed present value techniques. The fair value of the remaining earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” The key assumptions used in applying the income approach were a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement.

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

The following unaudited pro-forma consolidated results of operations for fiscal year 2010 have been prepared as if the acquisition of Photop had occurred July 1, 2008, the beginning of the Company’s fiscal year 2009, which is the fiscal year prior to acquisition ($000 except per share data).

Nine Months Ended March 31, 2010
Net revenues	$264,657
Net earnings attributable to II-VI Incorporated	22,239
Basic earnings per share	0.74
Diluted earnings per share	0.73

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

The amount of revenues and earnings of Photop included in the Company’s Consolidated Statements of Earnings for the nine months ended March 31, 2010 was $20.2 million and $2.4 million, respectively.

Note D -	Investments

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd. (“Haobo”) in order to form a joint venture in China. The total carrying value of the investment recorded as of March 31, 2011 was $5.4 million. This investment is accounted for under the equity method of accounting. During the three and nine months ended March 31, 2011, the Company’s pro-rata share of losses from this investment was $0.1 million and $0.3 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. The Company’s pro-rata share of the loss of this investment was $0.2 million for the three and nine months ended March 31, 2010 and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Fuxin Electronic Technology Company

In March 2007, the Company initially acquired a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology Company (“Fuxin”) based in Guangdong Province, China for $3.6 million. In July 2008, the Company completed an additional investment of 10.2% of the equity interests of Fuxin for approximately $4.9 million. The Company has a total equity investment in Fuxin of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2011 was $9.8 million.

During the nine months ended March 31, 2011, the Company recorded dividends from this equity investment of $0.4 million. During the three and nine months ended March 31, 2011, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.6 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the three and nine months ended March 31, 2010, the Company’s pro-rata share of earnings from this investment was $0.1 million and $0.3 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note E -	Contract Receivables

The components of contract receivables, which are a component of accounts receivable, net, for the periods indicated were as follows ($000):

	March 31, 2011	June 30, 2010

Billed
Completed contracts	$65	$209
Contracts in progress	393	2,161

	458	2,370
Unbilled	964	1,037

	$1,422	$3,407

Note F -	Inventories

The components of inventories for the periods indicated were as follows ($000):

	March 31, 2011	June 30, 2010

Raw materials	$44,224	$32,376
Work in progress	34,318	27,412
Finished goods	32,601	21,609

	$111,143	$81,397

Note G -	Property, Plant and Equipment

Property, plant and equipment at cost or valuation for the periods indicated consist of the following ($000):

	March 31, 2011	June 30, 2010

Land and land improvements	$2,043	$2,017
Buildings and improvements	68,653	61,013
Machinery and equipment	187,624	173,022
Construction in progress	17,537	5,003

	275,857	241,055

Less accumulated depreciation	(144,065)	(123,118)

	$131,792	$117,937

Note H -	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the nine months ended March 31, 2011 ($000):

Nine Months Ended March 31, 2011

Balance – Beginning of Period	$56,088
Goodwill acquired – Max Levy Autograph, Inc.	6,301
Foreign currency translation	518

Balance – End of Period	$62,907

In connection with the acquisition of MLA in December 2010, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying March 31, 2011 Condensed Consolidated Balance Sheet based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of MLA by June 30, 2011.

In accordance with U.S. GAAP, the Company tests goodwill for impairment at least annually in the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) and a market analysis to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the business are estimated. However, actual fair values that could be realized could differ from those used to evaluate the impairment of goodwill.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2011 and June 30, 2010 were as follows ($000):

	March 31, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$16,507	$(5,482)	$11,025	$12,250	$(4,451)	$7,799
Trademarks	10,894	(795)	10,099	10,641	(739)	9,902
Customer Lists	13,449	(5,588)	7,861	11,704	(4,410)	7,294
Other	1,386	(1,386)	—	1,371	(1,371)	—

Total	$42,236	$(13,251)	$28,985	$35,966	$(10,971)	$24,995

Amortization expense recorded on these intangible assets was $0.8 million and $2.0 million, for the three and nine months ended March 31, 2011, respectively, and was $0.6 million and $1.3 million for the three and nine months ended March 31, 2010, respectively. The gross carrying amount of trademarks includes $9.5 million of acquired trade names with indefinite lives not amortized but is tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s customer lists, patents and other components of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries and Photop.

In connection with the acquisition of MLA, the Company recorded identifiable intangible assets of $5.8 million as a result of the preliminary valuation. The components of the identifiable intangible assets were $4.2 million for patents, $1.4 million for customer lists and $0.2 million for a trade name. The patents and the customer lists are being amortized to expense over 120 months. The trade name was determined to have an indefinite life and is not amortized but tested annually for impairment. The Company intends to finalize its identifiable intangible asset valuation for MLA by June 30, 2011.

At March 31, 2011, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2011	$736
2012	2,910
2013	2,652
2014	2,212
2015	1,956

Note I -	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31, 2011	June 30, 2010
Line of credit, interest at the LIBOR Rate, as defined, plus 0.50% to 1.25%	$—	$—
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%, principal payable in full in June 2012	3,622	3,384

Total debt	3,622	3,384
Current portion of long-term debt	—	—

Long-term debt, less current portion	$3,622	$3,384

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25%, based upon the Company’s consolidated leverage ratio. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios.

The Company had available $59.1 million under its line of credit as of March 31, 2011 and June 30, 2010. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At March 31, 2011 and June 30, 2010, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The Company has a Yen loan which allows for borrowings up to 600 million Yen ($7.2 million as of March 31, 2011). The Yen loan has a term through June 2012. At March 31, 2011 and June 30, 2010, the Company had 300 million Yen borrowed under the Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.35% and 0.90% at March 31, 2011 and June 30, 2010, respectively.

Note J -	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2011 is 19.9% compared to an effective tax rate of 25.5% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate. In addition, during the quarter ended March 31, 2011, the Company reversed approximately $1.2 million of previously-recorded unrecognized income tax benefits due to the expiration of the federal statute of limitations.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of March 31, 2011 and June 30, 2010, the gross unrecognized income tax benefit was $4.5 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $3.5 million of the gross unrecognized tax benefits at March 31, 2011 would impact the effective tax rate. The Company recognized interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. Included in the $4.5 million gross unrecognized income tax benefit at March 31, 2011 and June 30, 2010, respectively, was $0.2 million and $0.3 million, respectively, of accrued interest and penalties. The Company expects a decrease of approximately $0.9 million of unrecognized tax benefits within the next twelve months as a result of the expiration of the statute of limitations.

Fiscal years 2008 to 2010 remain open to examination by the United States Internal Revenue Service, fiscal years 2006 to 2010 remain open to examination by certain state jurisdictions, and fiscal years 2004 to 2010 remain open to examination by certain foreign taxing jurisdictions.

Note K -	Net Earnings Per Share Attributable to II-VI Incorporated

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options that were not included in the calculation were approximately 51,000 and 145,000 for the three and nine months ended March 31, 2011, respectively, and 177,000 and 232,000 for the three and nine months ended March 31, 2010, respectively, because they were anti-dilutive (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net earnings attributable to II-VI Incorporated	$23,119	$10,313	$60,643	$22,600
Divided by:
Weighted average shares	31,176	30,666	31,038	29,930

Basic earnings attributable to II-VI Incorporated per common share	$0.74	$0.34	$1.95	$0.76

Net earnings attributable to II-VI Incorporated	$23,119	$10,313	$60,643	$22,600
Divided by:
Weighted average shares	31,176	30,666	31,038	29,930
Dilutive effect of common stock equivalents	928	528	813	448

Diluted weighted average common shares	32,104	31,194	31,851	30,378

Diluted earnings attributable to II-VI Incorporated per common share	$0.72	$0.33	$1.90	$0.74

Note L -	Comprehensive Income

The components of comprehensive income were as follows for the periods indicated ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net earnings attributable to II-VI Incorporated	$23,119	$10,313	$60,643	$22,600
Other comprehensive income (loss):
Foreign currency translation adjustments net of income taxes of $294 and $1,006, respectively, for the three and nine months ended March 31, 2011, and $(270) and $(100), respectively, for the three and nine months ended March 31, 2010.	1,760	(658)	4,051	(292)

Comprehensive income	$24,879	$9,655	$64,694	$22,308

Note M -	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision-maker organizes business segments within the Company for making operating decisions and assessing performance. To aggregate operating segments, the Company considers whether the operating segments have similar economic characteristics, and whether the operating segments are similar in each of the following areas:

a.	The nature of the products and services

b.	The nature of the production processes

c.	The type of class of customer for their products and services

d.	The methods used to distribute their products or provide their services

The Company has four reportable segments. The Company’s chief operating decision-maker receives and reviews separate financial information for each of these four segments. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other expense or income. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at March 31, 2011: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary (“VLOC”), the China and Vietnam near-infrared operations, and Photop Technologies, Inc. (“Photop”); (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, the Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”), and the Max Levy Autograph, Inc. subsidiary (“MLA”); and (iv) the Compound Semiconductor Group, which is the aggregation of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for the corporate research and development activities.

The Infrared Optics segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K and Italy. The Infrared Optics segment is directed by a segment general manager, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. The Infrared Optics segment designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI brand name and used primarily in high-power CO2 lasers. The Infrared Optics segment also manufactures fiber-delivered beam delivery systems and processing tools for industrial lasers sold under the HIGHYAG brand name.

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President. The Near-Infrared Optics segment is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium fluoride (“YLF”) lasers and UV Filter components which are sold under the VLOC brand name.

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

The Compound Semiconductor Group is located in the U.S., Japan, China, Vietnam and Germany. The Compound Semiconductor Group segment is directed by a Corporate Executive Vice President. In the Compound Semiconductor Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. WBG manufactures and markets single crystal silicon carbide substrates for use in the wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other expense or income. Inter-segment sales and transfers have been eliminated.

On December 6, 2010, the Company completed its acquisition of MLA. See “Note C-Acquisitions.” MLA is combined with the Company’s Military & Materials segment for financial reporting purposes. Segment earnings for the Military & Materials segment include the operating results of MLA since the acquisition date for the three and nine months ended March 31, 2011.

On January 4, 2010, the Company completed its acquisition of Photop. See “Note C-Acquisitions.” Photop is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment include the operating results of Photop since the acquisition date for the three and nine months ended March 31, 2010.

The following table summarizes selected financial information of the Company’s operations for the periods indicated by segment ($000):

	Three Months Ended March 31, 2011
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$48,407	$42,354	$22,319	$16,917	$—	$129,997
Inter-segment revenues	455	89	2,157	1,334	(4,035)	—
Segment earnings	12,664	5,526	4,626	2,854	—	25,670
Interest expense	—	—	—	—	—	(34)
Other income, net	—	—	—	—	—	1,431
Earnings before income taxes	—	—	—	—	—	27,067
Depreciation and amortization	1,885	3,327	867	794	—	6,873
Segment assets	233,130	201,165	79,234	88,341	—	601,870
Expenditures for property, plant and equipment	3,251	6,513	1,472	2,952	—	14,188
Equity investments	—	—	—	15,228	—	15,228
Goodwill	10,005	32,374	10,214	10,314	—	62,907

	Three Months Ended March 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$36,139	$31,189	$15,847	$14,356	$—	$97,531
Inter-segment revenues	460	122	664	939	(2,185)	—
Segment earnings	6,851	4,081	1,965	1,632	—	14,529
Interest expense	—	—	—	—	—	(1)
Other income, net	—	—	—	—	—	(82)
Earnings before income taxes	—	—	—	—	—	14,446
Depreciation and amortization	2,006	3,153	496	727	—	6,382
Segment assets	204,549	163,228	47,307	68,356	—	483,440
Expenditures for property, plant and equipment	327	701	1,064	601	—	2,693
Equity investments	—	—	—	15,574	—	15,574
Goodwill	9,833	38,247	3,914	10,314	—	62,308

	Nine Months Ended March 31, 2011
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$130,275	$120,717	$61,921	$58,105	$—	$371,018
Inter-segment revenues	1,826	211	4,942	3,410	(10,389)	—
Segment earnings	30,732	20,475	11,772	10,040	—	73,019
Interest expense	—	—	—	—	—	(89)
Other income, net	—	—	—	—	—	3,033
Earnings before income taxes	—	—	—	—	—	75,963
Depreciation and amortization	5,981	10,085	2,067	2,419	—	20,552
Expenditures for property, plant and equipment	5,836	11,786	4,342	6,892	—	28,856

	Nine Months Ended March 31, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Compound Semiconductor Group	Eliminations	Total
Revenues	$96,492	$50,370	$46,651	$38,341	$—	$231,854
Inter-segment revenues	1,128	241	907	2,719	(4,995)	—
Segment earnings	16,891	5,189	5,723	2,420	—	30,223
Interest expense	—	—	—	—	—	(44)
Other income, net	—	—	—	—	—	50
Earnings before income taxes	—	—	—	—	—	30,229
Depreciation and amortization	6,303	4,500	1,446	2,221	—	14,470
Expenditures for property, plant and equipment	1,337	1,899	3,626	2,522	—	9,384

Note N -	Share-Based Compensation

The Company records share-based compensation expense in accordance with U.S. GAAP relating to fair value of share-based compensation. U.S. GAAP requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The Company recorded $2.2 million and $8.2 million in share-based compensation expense in its Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2011, respectively, and $2.8 million and $6.9 million for the three and nine months ended March 31, 2010, respectively. The share-based compensation expense is allocated approximately 25% to cost of goods sold and 75% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option compensation expense. During the three and nine months ended March 31, 2011, the weighted-average fair values of options granted under the stock option plan were $25.85 and $16.96 per option, respectively, and $15.69 and $13.18 per option for the three and nine month period ending March 31, 2010, respectively, using the following assumptions:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Risk free interest rate	3.05%	3.39%	2.13%	3.26%
Expected volatility	45%	52%	48%	47%
Expected life of options	6.68 years	8.02 years	6.73 years	7.39 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercises and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

The Compensation Committee granted certain named executive officers and employees performance share awards under the Company’s 2009 Omnibus Incentive Plan. At March 31, 2011, the Company had two separate performance share grants covering the periods from July 2009 to June 2011 and July 2010 to June 2012. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are only payable if the Company achieves specified levels of revenue and cash flows from operations for the applicable performance periods. Included in the $2.2 million and $8.2 million share-based compensation expense for the three and nine months ended March 31, 2011, respectively, was $0.4 million and $1.0 million, respectively, of share-based compensation expense attributable to performance shares awards. Included in the $2.8 million and $6.9 million share-based compensation expense for the three and nine months ended March 31, 2010, respectively, was $0.2 million and $0.7 million, respectively, of share-based compensation expense attributable to performance share awards. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant.

In conjunction with the Company’s acquisition of Photop, our Compensation Committee established a long-term performance and retention program under the Company’s 2009 Omnibus Incentive Plan for certain Photop employees. Under this program, the Company granted performance share awards to certain employees of Photop. This program covers periods between January 1, 2010 through December 31, 2012. Participants are eligible to receive performance shares following each of the calendar years 2010, 2011 and 2012. The awards are only payable if Photop achieves the levels of revenue and earnings specified for each calendar year performance period as well as certain other non-financial performance targets pre-established for such performance period. Included in the $2.2 million and $8.2 million share-based compensation expense for the three and nine months ended March 31, 2011, respectively, was $0.8 million and $1.5 million, respectively, of share-based compensation expense under this program. Included in the $2.8 million and $6.9 million share-based compensation expense for the three and nine months ended March 31, 2010, respectively, was $1.0 million of share-based compensation expense under this program. The performance shares compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. The total projected share-based compensation expense attributable to this program to be recognized in fiscal years ending June 30, 2011, 2012 and 2013 is $1.9 million, $1.5 million and $0.8 million, respectively.

In August 2010, our Compensation Committee granted certain named executive officers and employees restricted share awards under the Company’s 2009 Omnibus Incentive Plan. The restricted share awards have a 3 year cliff-vesting provision. The estimated annualized forfeitures based on management’s assumptions are estimated at a rate of 7.5%. Included in the $2.2 million and $8.2 million share-based compensation expense for the three and nine months ended March 31, 2011, was $0.3 million and $1.0 million, respectively, of share-based compensation expense related to these restricted shares. Share-based compensation expense related to restricted shares for the three and nine months ended March 31, 2010 was insignificant.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2011, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At March 31, 2011, the Company had a contingent earnout arrangement recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which included a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement. During the three months ended March 31, 2011, the Company paid $6.0 million of the earnout arrangement. The fair value remeasurement of the earnout arrangements for the three and nine months ended March 31, 2011 was insignificant. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of March 31, 2011 and June 30, 2010:

	Fair Value Measurements at March 31, 2011 Using:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$30	$—	$30	$—

Liabilities:
Contingent earnout arrangement	$5,934	$—	$—	$5,934

	Fair Value Measurements at June 30, 2010 Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$11,900	$—	$—	$11,900
Foreign currency forward contracts	$228	$—	$228	$—

Note P -	Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts have a total contract value of $6.4 million and $7.1 million at March 31, 2011 and June 30, 2010, respectively. As of March 31, 2011, these forward contracts had expiration dates ranging from April 4, 2011 through June 2, 2011 with Japanese Yen denominations individually ranging from 170 million Yen to 190 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement as defined in ASC 820 “Fair Value Measurements and Disclosures.” These contracts are recorded in Prepaid and other current assets and Other accrued liabilities in the Company’s Consolidated Balance Sheets. The change in the fair value of these contracts for the three and nine months ended March 31, 2011 and 2010 was insignificant.

Note Q -	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Consolidated Balance Sheet as of and for the nine months ended March 31, 2011 ($000):

Nine Months Ended March 31, 2011

Balance – Beginning of Period	$1,037
Payments made during the period	(1,090)
Additional warranty liability recorded during the period	1,225

Balance – End of Period	$1,172

On December 1, 2010, VLOC Incorporated, a subsidiary of the Company, was named as a defendant in a lawsuit filed in the United States District Court of Maryland for an alleged breach of contract in connection with certain purchase orders. Subsequent to period end, the Company has settled this dispute and recorded a $1.0 million settlement liability as of March 31, 2011 related to this matter, which is included in Other accrued liabilities in the Company’s Consolidated Balance Sheets.

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

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us”, or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics and telecommunications and thermoelectronics applications.

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

We establish an allowance for doubtful accounts and a warranty reserve based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2011 was $1.2 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SAB 104, and that we have adequately considered the requirements of U.S. GAAP.

Revenues generated from transactions, other than product shipments, are contract-related and have historically accounted for approximately 5% or less of the Company’s consolidated revenues. For this portion of revenues, the Company follows the guidelines of U.S. GAAP for these contracts, which are related to research and development.

New Accounting Standards

See “Note B Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2011	2010		2011	2010

Bookings	$142,883	$109,963	30%	$389,061	$261,610	49%
Revenues	129,997	97,531	33%	371,018	231,854	60%
Earnings attributable to II-VI Incorporated	23,119	10,313	124%	60,643	22,600	168%
Diluted earnings per share	0.72	0.33	118%	1.90	0.74	157%

The above results include MLA since the date of acquisition for the three and nine months ended March 31, 2011 only, as this acquisition was completed on December 6, 2010. The above results for the nine months ending March 31, 2010 include only three months of activity for Photop, as this acquisition was completed on January 4, 2010.

Bookings for the three months ended March 31, 2011 increased 30% to $142,883,000 compared to $109,963,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the three months ended March 31, 2011 compared to the same period last fiscal year was primarily driven by increased product demand at all business units. In particular, the Company’s Infrared Optics segment and Photop business unit within the Near-Infrared Optics segment experienced an increase in bookings of 38% and 39%, respectively, compared to the same period last fiscal year. Bookings for the Infrared Optics segment increased as a result of robust worldwide industrial demand. The strong bookings level at Photop was a result of supply chain concerns faced by certain of our customers following the Japan earthquake as well as continued telecommunications investment in China. Bookings for the nine months ended March 31, 2011 increased 49% to $389,061,000 compared to $261,610,000 for the same period last fiscal year. Included in bookings for the nine months ended March 31, 2011 and 2010, was approximately $94.4 million and $26.5 million, respectively, of bookings from Photop. In addition to the bookings from Photop, the increase in bookings for the nine months ended March 31, 2011 compared to the same period last fiscal year was due to strong product demand from the Company’s Infrared Optics, Military & Materials, and Compound Semiconductor Group segments. The Infrared Optics segment is benefiting from growing levels of high-power laser systems being introduced into the market. PRM recorded stronger bookings due to demand for its selenium and tellurium raw materials as well as favorable market pricing of these materials. The Compound Semiconductor Group segment grew bookings as a result of the receipt of a government contract for silicon carbide growth as well as the launch of Marlow’s gesture recognition product in fiscal year 2011.

Revenues for the three months ended March 31, 2011 increased 33% to $129,997,000 compared to $97,531,000 for the same period last fiscal year. The increase in revenues for the three months ended March 31, 2011 compared to the same period last fiscal year was the result of the majority of the Company’s business units recognizing increased shipment volume. The Company’s Infrared Optics segment recognized increased revenues of $12.3 million compared to the same period last fiscal year. This revenue growth was primarily driven by increased demand from OEM’s and aftermarket customers as laser utilization rates continue to improve from their recession levels. The Near-Infrared Optics Segment recognized incremental revenues of $11.2 million compared to the same period last fiscal year. This growth in revenues was primarily due to product demand at Photop related to the telecommunications market as more people gain access to the internet worldwide, as well as the expansion of video service and mobility related products. Revenues for the nine months ended March 31, 2011 increased 60% to $371,018,000 compared to $231,854,000 for the same period last fiscal year. Included in revenues for the nine months ended March 31, 2011 and 2010, respectively, was approximately $90.1 million and $20.2 million, respectively, of revenues from Photop. In addition to the revenues from Photop, the increase in revenues for the nine months ended March 31, 2011 compared to the same period last fiscal year was the result of increased demand at the Company’s Infrared Optics segment and PRM and Marlow business units.

Net earnings attributable to II-VI Incorporated for the three months ended March 31, 2011 were $23,119,000 ($0.72 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $10,313,000 ($0.33 per share-diluted) in the third quarter of fiscal 2010. Net earnings attributable to II-VI Incorporated for the nine months ended March 31, 2011 were $60,643,000 ($1.90 per share-diluted). This compares to net earnings attributable to II-VI Incorporated of $22,600,000 ($0.74 per share-diluted) for the nine months ending March 31, 2010. The increase in net earnings for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to the incremental margin realized on increased revenues as well as favorable margins, yield improvements and operating efficiencies throughout the Company’s business units. In addition, the Company benefited from a higher mix of foreign sourced income which is taxed at lower rates than income generated in the U.S. Also, the Company reversed previously unrecognized income tax benefits of $1.2 million due to the expiration of the statute of limitations related to certain U.S. federal income tax returns.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income), net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control. See also “Note-M Segment Reporting” to the Company’s condensed consolidated financial statements for further information on the Company’s reportable segments and the reconciliation of segment earnings to earnings before income taxes.

Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2011	2010		2011	2010

Bookings	$52,535	$38,023	38%	$140,843	$98,637	43%
Revenues	48,407	36,139	34%	130,275	96,492	35%
Segment earnings	12,664	6,851	85%	30,732	16,891	82%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended March 31, 2011 for Infrared Optics increased 38% to $52,535,000 compared to $38,023,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2011 for Infrared Optics increased 43% to $140,843,000 compared to $98,637,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was driven by higher worldwide demand for optics for high-power CO2 laser systems which are being utilized and deployed at higher rates in the current period. In addition, HIGHYAG recorded stronger bookings for both the current three and nine month periods compared to the same periods last fiscal year as a result of increased manufacturing applications utilizing one micron beam delivery components, laser light cables, and laser welding and cutting heads.

Revenues for the three months ended March 31, 2011 for Infrared Optics increased 34% to $48,407,000 compared to $36,139,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2011 for Infrared Optics increased 35% to $130,275,000 compared to $96,492,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to higher shipment volume to both OEM and aftermarket customers. Specifically, high-power CO2 laser utilization rates drove demand for replacement parts.

Segment earnings for the three months ended March 31, 2011 increased 85% to $12,664,000 compared to $6,851,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2011 increased 82% to $30,732,000 compared to $16,891,000 for the same period last fiscal year. The increase in segment earnings for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to the incremental margin realized on the segments higher shipment volume. In addition, segment earnings were favorably impacted during the current fiscal year as a result of improved production yields as well as favorable absorption of overhead costs due to increased production volumes.

Near-Infrared Optics ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2011	2010		2011	2010

Bookings	$47,195	$35,097	34%	$116,917	$59,428	97%
Revenues	42,354	31,189	36%	120,717	50,370	140%
Segment earnings	5,526	4,081	35%	20,475	5,189	295%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC and Photop. The above results for the nine months ending March 31, 2010 include only three months of Photop, as this acquisition was completed in January 2010.

Bookings for the three months ended March 31, 2011 for Near-Infrared Optics increased 34% to $47,195,000 compared to $35,097,000 for the same period last fiscal year. Bookings increased for the three months ended March 31, 2011 compared to the same period last fiscal year due to orders received at Photop related to Passive Optical Networking (“PON”) and Fiber To The Home (“FTTH”) markets. In addition, bookings at VLOC increased due to a large military order for the Company’s UV Filter product line as well as continued growth in the segment’s commercial business. Bookings for the nine months ended March 31, 2011 for Near-Infrared Optics increased 97% to $116,917,000 compared to $59,428,000 for the same period last fiscal year. Included in bookings for the nine months ended March 31, 2011 and 2010 were approximately $94.4 million and $26.5 million, respectively, of bookings from Photop. Excluding Photop, bookings decreased for the nine months ended March 31, 2011 compared to the same period last fiscal year. This is the result of decreased bookings at VLOC due to a Title III government contract that was received last fiscal year for the development of ceramic laser-gain materials. Due to recent changes in the government budgeting process, the funding of the next phase of this program did not continue in fiscal 2011.

Revenues for the three months ended March 31, 2011 for Near-Infrared Optics increased 36% to $42,354,000 compared to $31,189,000 for the same period last fiscal year. Revenue increased for the three months ended March 31, 2011 compared to the same period last fiscal year due to the orders received at Photop related to the PON and FTTH markets. This increase at Photop was somewhat offset by lower shipment volume at VLOC related to YAG laser and optic components. Revenues for the nine months ended March 31, 2011 for Near-Infrared Optics increased 140% to $120,717,000 compared to $50,370,000 for the same period last fiscal year. Included in revenues for the nine months ended March 31, 2011 and 2010, were approximately $90.1 million and $20.2 million, respectively, of revenues from Photop. Excluding Photop, revenue remained consistent when compared to the same period last fiscal year.

Segment earnings for the three months ended March 31, 2011 increased 35% to $5,526,000 compared to $4,081,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2011 increased 295% to $20,475,000 compared to $5,189,000 for the same period last fiscal year. The increase in segment earnings for the three and nine months ended March 31, 2011 is due to the incremental margin realized on higher shipment volume at Photop as well as the inclusion of their operating results within the segment for the full nine months ending March 31, 2011. Segment earnings were slightly offset by a provision recorded at VLOC relating to a customer.

Military & Materials ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2011	2010		2011	2010

Bookings	$23,859	$23,456	2%	$68,730	$60,947	13%
Revenues	22,319	15,847	41%	61,921	46,651	33%
Segment earnings	4,626	1,965	135%	11,772	5,723	106%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, and MLA. The above results include the results of MLA since the date of acquisition for the three and nine months ended March 31, 2011 only, as this acquisition was completed in December of 2010. The operating results of MLA were insignificant.

Bookings for the three months ended March 31, 2011 for Military & Materials increased 2% to $23,859,000 compared to $23,456,000 for the same period last fiscal year. The increase in bookings for the three months ended March 31, 2011 is attributable to PRM and due to the strengthening industrial demand for both selenium and tellurium. Bookings for the nine months ended March 31, 2011 for Military & Materials increased 13% to $68,730,000 compared to $60,947,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2011 compared to the same period last fiscal year was primarily due to PRM. PRM recorded higher bookings as a result of higher market pricing of selenium and tellurium as well as strengthening industrial demand for these materials. The increase in bookings at PRM was somewhat offset by the timing of receipt of military orders at EEO due to recent delays in finalizing the U.S. Department of Defense budget.

Revenues for the three months ended March 31, 2011 for Military & Materials increased 41% to $22,319,000 compared to $15,847,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2011 for Military & Materials increased 33% to $61,921,000 compared to $46,651,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to stronger shipment volume of selenium and tellurium at PRM as well as increased pricing of such products. Additionally, revenues grew during the current three and nine month periods at EEO compared to the same periods last fiscal year as a result of higher shipment volume of sapphire windows for the Joint Strike Fighter program.

Segment earnings for the three months ended March 31, 2011 increased 135% to $4,626,000 compared to $1,965,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2011 increased 106% to $11,772,000 compared to $5,723,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to the margin realized on the higher shipment volumes at both EEO and PRM. In addition, segment earnings were favorably impacted by higher market pricing for selenium and tellurium.

Compound Semiconductor Group ($000’s)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2011	2010		2011	2010

Bookings	$19,294	$13,387	44%	$62,571	$42,598	47%
Revenues	16,917	14,356	18%	58,105	38,341	52%
Segment earnings	2,854	1,632	75%	10,040	2,420	315%

The Company’s Compound Semiconductor Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended March 31, 2011 for the Compound Semiconductor Group increased 44% to $19,294,000 compared to $13,387,000 for the same period last fiscal year. The increase in bookings for the three months ended March 31, 2011 compared to the same period last fiscal year was due to higher bookings at both the WBG and Marlow business units. WBG bookings were favorably impacted due to growing acceptance of its product offerings in Japan. Additionally, Marlow received increased bookings as a result of strong market demand from its defense, medical and gesture recognition customers. Bookings for the nine months ended March 31, 2011 for the Compound Semiconductor Group increased 47% to $62,571,000 compared to $42,598,000 for the same period last fiscal year. The increase in bookings for the nine months ended March 31, 2011 compared to the same period last fiscal year was due in part to the receipt of a $5.2 million contract at WBG from the U.S. Department of Defense which focuses on improving the growth processes of large diameter silicon carbide substrates. In addition, bookings from Japanese customers of WBG continued to grow as a result of product acceptance. Bookings at Marlow increased due to the gesture recognition product line and increased demand from their core markets of defense, telecommunications, medical and industrial.

Revenues for the three months ended March 31, 2011 for the Compound Semiconductor Group increased 18% to $16,917,000 compared to $14,356,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2011 for the Compound Semiconductor Group increased 52% to $58,105,000 compared to $38,341,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to higher shipment volume related to the gesture recognition product line at Marlow.

Segment earnings for the three months ended March 31, 2011 increased 75% to $2,854,000 compared to $1,632,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2011 increased 315% to $10,040,000 compared to $2,420,000 for the same period last fiscal year. The improvement in segment earnings for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to the increased margins realized from the incremental revenues. In addition, the continued utilization of Marlow’s Vietnam facility also favorably impacted segment earnings due to the lower operating cost structure of Vietnam.

Overall

Manufacturing gross margin, which is defined as net sales less cost of goods sold, for the three months ended March 31, 2011 was $52,039,000, or 41% of net sales, compared to $36,011,000, or 38% of net sales, for the same period last fiscal year. Manufacturing gross margin for the nine months ended March 31, 2011 was $150,375,000, or 41% of net sales, compared to $86,926,000, or 39% of net sales, for the same period last fiscal year. The increase in manufacturing gross margin dollars and percentage for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was primarily due to the incremental margin realized on higher shipment levels at the majority of the Company’s operating units. In addition, product mix, yield improvements and operating efficiencies realized at the Company’s business units favorably impacted manufacturing gross margin. Manufacturing gross margin was slightly offset by a provision recorded at VLOC relating to a customer dispute.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expenses, for the three months ended March 31, 2011 was $809,000, or 27% of research and development revenues, compared to a gross margin of $741,000, or 26% of contract research and development revenues, for the same period last fiscal year. Contract research and development gross margin is consistent when compared to the same period last fiscal year. Contract research and development gross margin for the nine months ended March 31, 2011 was $1,745,000, or 23% of research and development revenues, compared to a gross margin of $2,102,000, or 32% of contract research and development revenues, for the same period last fiscal year. The contract research and development revenues and costs are a result of development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Compound Semiconductor Group. The lower contract research and development gross margin for the nine months ended March 31, 2011 compared to the same period last fiscal year was primarily due to certain contract rate adjustments and a higher mix of contracts with lower margin profiles.

Company-funded internal research and development expenses for the three months ended March 31, 2011 were $3,892,000, or 3% of revenues, compared to $3,328,000, or 3% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2011 were $11,095,000, or 3% of revenues, compared to $7,960,000, or 3% of revenues, for the same period last fiscal year. The increase in Company-funded internal research and development expense in relative dollars for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year is primarily the result of internal research and development activities at Photop focused on efforts to refine and improve its photonic crystal materials, optical parts, laser instrumentation and display optics.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $23,286,000, or 18% of revenues, compared to $18,985,000, or 19% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2011 were $68,006,000, or 18% of revenues, compared to $50,845,000, or 22% of revenues, for the same period last fiscal year. The increase in the dollar amount of selling, general and administration expense for the three and nine months ended March 31, 2011 compared to the same periods last fiscal year was due to the addition of the expenses related to Photop as well as higher worldwide bonus expense resulting from improved operating profitability. Selling, general and administrative expense as a percentage of revenues improved during the current three and nine months ended March 31, 2011 compared to the same periods last fiscal year as a result of increased revenues outpacing incremental operating costs.

Interest expense for the three and nine months ended March 31, 2011 was $34,000 and $89,000, respectively. Interest expense for the three and nine months ended March 31, 2010 was $1,000 and $44,000, respectively. The low level of interest expense is the result of the Company having relatively low levels of outstanding debt at March 31, 2011 and 2010.

Other income, net for the three months ended March 31, 2011 was $1,431,000 compared to other expense, net of $82,000 for the same period last fiscal year. Other income, net for the nine months ended March 31, 2011 was $3,033,000 compared to $50,000 for the same period last fiscal year. The majority of other income, net for the three and nine months ended March 31, 2011 is the result of foreign currency gains as certain of the Company’s foreign currencies strengthening against the U.S. dollar during the current three and nine month periods. In contrast, the Company incurred unrealized foreign currency losses during the same periods last fiscal year as a result of the Company’s foreign currencies weakening against the U.S. dollar.

The Company’s year-to-date effective income tax rate at March 31, 2011 is 19.9% compared to an effective tax rate of 25.5% for the same period last fiscal year. The decrease in the effective tax rate is primarily due to the mix of pre-tax income proportions to lower tax jurisdictions such as Vietnam, China and the Philippines. In addition, the effective tax rate was favorably impacted by the reversal of an unrecognized tax benefit resulting from the expiration of the statute of limitations related to federal income tax return filings. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercises of stock options and long-term borrowings. Our historical uses of cash have been for capital expenditures, purchases of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash: ($000)

	Nine Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$59,676	$53,526
Proceeds from exercises of stock options	4,765	879
Proceeds from collection of note receivable	2,000	—
Cash assumed from purchase of business due to selling shareholders	—	8,344
Payments on long-term debt	—	(558)
Additions to property, plant and equipment	(28,856)	(9,384)
Purchase of businesses, net of cash acquired	(12,813)	(45,600)
Payment on cash earnout arrangement	(6,000)	—
Investment in unconsolidated businesses	(1,180)	(4,752)

Cash provided by operating activities was $59.7 million for the nine months ended March 31, 2011 compared to $53.5 million for the same period last fiscal year. The increase in cash provided by operations for the current nine months ended March 31, 2011 compared to the same period last fiscal year was the result of higher net earnings and non cash adjustments somewhat offset by working capital requirements necessary to support the current level of business activity. Specifically, the Company increased its inventory as a result of a planned inventory build to support the current level of demand for the Company’s products.

Net cash used in investing activities was $40.5 million for the nine months ended March 31, 2011 compared to net cash used of $52.4 million for the same period last fiscal year. Net cash used in investing activities during the nine months ended March 31, 2011 primarily consists of $28.9 million used for expenditures for property, plant and equipment which is result of the Company’s efforts to expand capacity to meet growing business requirements. Net cash used in investing activities also included $12.8 million to purchase MLA and $1.2 million for the final payment on the Company’s 40% equity interest in Haobo.

Net cash provided by financing activities during the nine months ended March 31, 2011 was the combination of proceeds from exercises of stock options and excess tax benefits of $7.0 million offset by a $6.0 million earnout payment to the former shareholders of Photop.

The Company’s credit facility is a $60.0 million unsecured line of credit which, under certain conditions, may be expanded to $100.0 million. The credit facility has a five-year term through October 2011 and has interest rates ranging from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the Company’s consolidated leverage ratio. The facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. The Company had available $59.1 million under its line of credit as of March 31, 2011 and June 30, 2010. The Company made no borrowings under the credit facility during the three and nine months ending March 31, 2011 and March 31, 2010, respectively.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	March 31, 2011	June 30, 2010

Cash and cash equivalents	$128,477	$108,026
Available borrowing capacity	59,100	59,100
Total debt obligation	3,622	3,384

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for the remainder of fiscal year 2011.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2011.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$3,622	$—	$3,622	$—	$—
Interest Payments(1)	167	67	100	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	43,476	5,737	9,992	8,033	19,714
Purchase Obligations(2)	20,314	17,760	2,479	75	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$67,579	$23,564	$16,193	$8,108	$19,714

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2011.
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

The gross unrecognized income tax benefits under FIN 48 at March 31, 2011, which are excluded from the table above is $4.5 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies had a favorable impact on the results of operations for the three and nine months ended March 31, 2011 by an after-tax gain of approximately $0.7 million, or $0.02 per share-diluted, and $0.8 million, or $0.02 per share-diluted, respectively.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.0 million to an increase of $0.8 million for the three months ended March 31, 2011 and a decrease of $2.7 million to an increase of $2.2 million for the nine months ended March 31, 2011.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and PRM, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.2 million and $0.3 million, respectively, for the three and nine months ended March 31, 2011. Foreign currency remeasurement losses were $0.2 million for the three months ended March 31, 2010 and immaterial for the nine months ended March 31, 2010.

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

Interest Rate Risks

As of March 31, 2011, the total borrowings of $3.6 million were from a loan denominated in Japanese Yen. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of this loan of 1% would not have had a material impact on the Company’s financial results for the quarter ended March 31, 2011.

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

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in the Form 10-Q, the Company completed the acquisition of MLA in December 2010. MLA represents approximately 2.7% of the Company’s total assets as of March 31, 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 excludes an assessment of the internal control over financial reporting of MLA.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On December 1, 2010, VLOC Incorporated, a subsidiary of the Company, was named as a defendant in a lawsuit filed in the United States District Court of Maryland for an alleged breach of contract in connection with certain purchase orders. Subsequent to period end, the Company settled this dispute and recorded a $1.0 million settlement liability as of March 31, 2011 related to this matter, which is included in Other accrued liabilities in the Company’s Consolidated Balance Sheets.

Item 1A.	RISK FACTORS

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control such as the March 2011 earthquake in Japan. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

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

II-VI INCORPORATED
(Registrant)

Date:	May 9, 2011	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date:	May 9, 2011	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File *

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.