Form 10-Q
period 2011-09-30
II-VI INC
filed 2011-11-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

At November 1, 2011, 62,714,661 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2011	June 30, 2011
Assets
Current Assets
Cash and cash equivalents	$110,786	$149,460
Short-term investment	565	—
Accounts receivable – less allowance for doubtful accounts of $1,354 at September 30, 2011 and $766 at June 30, 2011	91,919	90,606
Inventories	140,399	126,430
Deferred income taxes	8,626	8,215
Prepaid and refundable income taxes	4,926	8,606
Prepaid and other current assets	8,574	12,223

Total Current Assets	365,795	395,540
Property, plant & equipment, net	147,263	138,135
Goodwill	85,833	64,262
Other intangible assets, net	41,942	28,732
Investments	15,777	15,458
Deferred income taxes	3,477	3
Other assets	5,841	5,072

Total Assets	$665,928	$647,202

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$24,156	$25,065
Accrued compensation and benefits	23,130	33,889
Accrued income tax payable	3,836	5,290
Deferred income taxes	98	141
Other accrued liabilities	23,076	22,853
Current portion of long-term debt	3,902	3,729

Total Current Liabilities	78,198	90,967
Long-term debt	22,000	15,000
Deferred income taxes	5,881	6,641
Other liabilities	12,497	11,493

Total Liabilities	118,576	124,101

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 100,000,000 shares; issued – 69,200,592 shares at September 30, 2011; 69,077,492 shares at June 30, 2011	165,951	159,186
Accumulated other comprehensive income	14,056	13,116
Retained earnings	396,944	378,365

	576,951	550,667
Treasury stock, at cost, 6,492,211 shares at September 30, 2011 and 6,393,659 shares at June 30, 2011	30,259	28,293

Total II-VI Incorporated Shareholders’ Equity	546,692	522,374
Noncontrolling Interests	660	727

Total Shareholders’ Equity	547,352	523,101

Total Liabilities and Shareholders’ Equity	$665,928	$647,202

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2011	2010

Revenues, including contract research and development
Domestic	$55,569	$49,238
International	82,804	70,896

Total Revenues	138,373	120,134

Costs, Expenses and Other Expense (Income)
Cost of goods sold, including contract research and development	83,363	70,898
Internal research and development	5,163	3,846
Selling, general and administrative	26,812	22,729
Interest expense	59	30
Other expense (income), net	(1,630)	(2,062)

Total Costs, Expenses, and Other Expense (Income)	113,767	95,441

Earnings Before Income Taxes	24,606	24,693

Income Taxes	5,892	6,292

Net Earnings	18,714	18,401
Less: Net Earnings Attributable to Noncontrolling Interests	135	34

Net Earnings Attributable to II-VI Incorporated	$18,579	$18,367

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.30	$0.30
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.29	$0.29

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net earnings	$18,714	$18,401
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	7,287	6,225
Amortization	1,023	609
Share-based compensation expense	4,575	3,732
Loss (gain) on foreign currency remeasurements and transactions	255	(1,244)
Earnings from equity investments	(326)	(170)
Gain from sale of equity investment	—	(168)
Deferred income taxes	(871)	(1,387)
Excess tax benefits from share-based compensation expense	(45)	(450)
Increase (decrease) in cash from changes in:
Accounts receivable	2,812	(1,175)
Inventories	(11,976)	(9,928)
Accounts payable	(933)	698
Income taxes	3,359	3,116

Other operating net assets	(9,584)	(7,199)

Net cash provided by operating activities	14,290	11,060

Cash Flows from Investing Activities
Purchase of business, net of cash acquired	(46,141)	—
Additions to property, plant & equipment	(12,712)	(5,281)
Investments in unconsolidated business	—	(1,180)
Other investing activities	23	217

Net cash used in investing activities	(58,830)	(6,244)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	7,000	—
Payment on long-term borrowings	(1,295)	—
Proceeds from exercises of stock options	179	859
Excess tax benefits from share-based compensation expense	45	450

Net cash provided by financing activities	5,929	1,309

Effect of exchange rate changes on cash and cash equivalents	(63)	(959)

Net (decrease) increase in cash and cash equivalents	(38,674)	5,166

Cash and Cash Equivalents at Beginning of Period	149,460	108,026

Cash and Cash Equivalents at End of Period	$110,786	$113,192

Cash paid for interest	$72	$43
Cash paid for income taxes	$3,006	$4,249

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Non-Controlling	Total
	Shares	Amount	Income		Shares	Amount	Interests

BALANCE – JUNE 30, 2011	69,077	$159,186	$13,116	$378,365	(6,394)	$(28,293)	$727	$523,101

Shares issued under share-based compensation plans	124	179	—	—	—	—	—	179
Share-based compensation expense	—	4,575	—	—	—	—	—	4,575
Net earnings	—	—	—	18,579	—	—	135	18,714
Treasury stock under deferred compensation arrangements	—	1,966	—	—	(98)	(1,966)	—	—
Excess tax benefits from share-based compensation	—	45	—	—	—	—	—	45
Distribution of noncontrolling interests	—	—	—	—	—	—	(202)	(202)
Foreign currency translation adjustment	—	—	940	—	—	—	—	940

BALANCE – September 30, 2011	69,201	$165,951	$14,056	$396,944	(6,492)	$(30,259)	$660	$547,352

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. The consolidated results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2011 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements. Effective July 1, 2011, the Company renamed its former Compound Semiconductor Group reporting segment the Advanced Products Group. This name change has been reflected in this Form 10-Q and had no financial impact on the Company’s consolidated financial statements and footnote disclosures.

Note 2.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to goodwill impairment testing. The objective of the accounting standard update is to simplify how entities test goodwill for impairment by permitting an assessment of qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update also allows entities an unconditional option to bypass this qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of this update but does not expect it to have a significant impact on the consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these changes require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. In addition, these changes will have no impact on the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for the Company for interim and annual periods beginning in fiscal year 2013, with early adoption permitted. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued an accounting standard update on fair value measurement and disclosure requirements. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. This update becomes effective for the Company for interim and annual reporting periods beginning in the third quarter of fiscal year 2012. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The

Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which was adopted in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption did not have a significant impact on the Company’s consolidated financial statements.

Note 3.	Stock Split

On May 17, 2011, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common stock for shareholders of record on June 3, 2011. The stock split was distributed on June 24, 2011, issuing one additional share of common stock for every share of common stock held. The applicable share and per share data for all periods included herein have been restated to give effect to this stock split.

Note 4.	Acquisitions

Aegis Lightwave, Inc.

In July 2011, the Company acquired all of the outstanding shares of Aegis Lightwave, Inc. (“Aegis”), a privately-held company based in Woburn, Massachusetts with additional locations in New Jersey and Australia, for approximately $46.1 million, net of cash acquired of $8.4 million. Aegis supplies tunable optical devices required for high speed optical networks that provide the bandwidth expansion necessary for increasing Internet traffic. As a result of the acquisition, the Company will enhance its product portfolio for the increasing deployments of 40G and 100G in flexible and reconfigurable optical networks, including those aimed at delivering fiber to the home services over passive optical networks. Aegis will work cooperatively with Photop Technologies, Inc. (“Photop”) to achieve synergies by leveraging and expanding combined telecommunication product offerings around the world. Due to the timing of the acquisition, the Company is in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Aegis during fiscal year 2012 ($000):

Assets
Short-term investment	$565
Accounts receivable, net	4,572
Inventories	2,853
Prepaid and other assets	238
Deferred income taxes	9,976
Property, plant & equipment	2,900
Intangible assets	14,000
Goodwill	21,202

Total assets acquired	$56,306

Liabilities
Accounts payable	$1,375
Deferred income taxes	5,655
Long-term debt	1,295
Other accrued liabilities	1,840

Total liabilities assumed	$10,165

Net assets acquired	$46,141

The goodwill of Aegis of $21.2 million is included in the Near-Infrared Optics segment and is attributed to the expected synergies and the assembled workforce of Aegis. None of the goodwill is deductible for income tax purposes. The fair value and gross contractual amount of accounts receivable acquired was $4.6 million, as the Company expects the entire amount to be collectible as of the acquisition date. The $10.0 million of deferred tax assets of Aegis are primarily related to net operating loss and tax credit carryforwards. The Company has considered any carryforward limitations and expirations and expects to fully utilize these carryforwards to offset future income taxes.

The amount of revenues and earnings of Aegis included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended September 30, 2011 was revenues of $4.8 million and net loss of $0.4 million, respectively. In conjunction with the acquisition of Aegis, the Company incurred approximately $0.9 million of transaction costs, which were expensed in fiscal year 2011 in accordance with current accounting standards.

The following unaudited pro-forma consolidated results of operations for fiscal year 2011 have been prepared as if the acquisition of Aegis had occurred on July 1, 2010, the beginning of the Company’s fiscal year 2011, which is the fiscal year prior to acquisition ($000 except per share data).

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net revenues	$138,373	$127,004
Net earnings attributable to II-VI Incorporated	18,579	18,998
Basic earnings per share	0.30	0.31
Diluted earnings per share	0.29	0.30

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Max Levy Autograph, Inc.

In December 2010, the Company acquired all of the outstanding shares of Max Levy Autograph, Inc. (“MLA”), a privately-held company based in Philadelphia, Pennsylvania, for approximately $12.8 million, net of cash acquired. MLA manufactures micro-fine conductive mesh patterns for optical, mechanical and ceramic components for applications such as circuitry, metrology standards, targeting calibration and suppression of electro-magnetic interference. As a result of the acquisition, the companies have combined efforts to enhance product offerings for their military-based customers. The following table presents the allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

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

Note 5.	Investments

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd. (“Haobo”) to form a joint venture in Beijing, China. The total carrying value of the investment recorded as of September 30, 2011 and June 30, 2011 was $5.2 million and $5.3 million, respectively. This investment is accounted for under the equity method of accounting. During the three months ended September 30, 2011 and 2010, the Company’s pro-rata share of losses from this investment was $0.1 million and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Fuxin Electronic Technology Company

In March 2007, the Company acquired a 10% non-controlling minority interest in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China for $3.6 million. In July 2008, the Company completed an additional non-controlling investment of 10.2% of the equity interests of Fuxin for approximately $4.9 million. The Company has a total equity investment in Fuxin of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2011 and June 30, 2011 was $10.6 million and $10.1 million, respectively. During the three months ended September 30, 2011 and 2010, the Company’s pro-rata share of earnings from this investment was $0.4 million and $0.2 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 6.	Inventories

The components of inventories for the periods indicated were as follows ($000):

	September 30, 2011	June 30, 2011

Raw materials	$53,790	$53,108
Work in progress	43,282	36,265
Finished goods	43,327	37,057

	$140,399	$126,430

Note 7.	Property, Plant and Equipment

Property, plant and equipment at cost or valuation for the periods indicated consist of the following ($000):

	September 30, 2011	June 30, 2011

Land and land improvements	$2,043	$2,043
Buildings and improvements	74,005	72,474
Machinery and equipment	207,470	197,136
Construction in progress	17,719	12,862

	301,237	284,515
Less accumulated depreciation	(153,974)	(146,380)

	$147,263	$138,135

Note 8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the three months ended September 30, 2011 ($000):

	Three Months Ended September 30, 2011
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$10,038	$33,511	$10,399	$10,314	$64,262
Goodwill acquired – Aegis	—	21,202	—	—	21,202
Foreign currency translation	(204)	573	—	—	369

Balance – end of period	$9,834	$55,286	$10,399	$10,314	$85,833

In connection with the acquisition of Aegis in July 2011, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying September 30, 2011 Condensed Consolidated Balance Sheet, which was based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of Aegis during fiscal year 2012.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2011 and June 30, 2011 were as follows ($000):

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$23,104	$(6,330)	$16,774	$16,009	$(5,843)	$10,166
Trademarks	11,135	(832)	10,303	11,074	(811)	10,263
Customer Lists	21,280	(6,415)	14,865	14,327	(6,024)	8,303
Other	1,387	(1,387)	—	1,387	(1,387)	—

Total	$56,906	$(14,964)	$41,942	$42,797	$(14,065)	$28,732

In connection with the acquisition of Aegis, the Company recorded identifiable intangible assets of $14.0 million as a result of the preliminary valuation. The Company intends to finalize its identifiable intangible asset valuation for Aegis during fiscal year 2012.

Amortization expense recorded on these intangible assets was $1.0 million and $0.6 million, for the three months ended September 30, 2011 and 2010, respectively. The patents are being amortized over a range of 120 to 180 months with a weighted average remaining life of approximately 130 months. The customer lists are being amortized over approximately 120 months with a weighted average remaining life of approximately 103 months. The gross carrying amount of trademarks includes $9.6 million of acquired trade names resulting from the acquisitions of Marlow Industries, Inc., Photop and MLA. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation of the portion relating to the Company’s German subsidiaries and Photop.

At September 30, 2011, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2012	$3,074
2013	3,756
2014	3,354
2015	3,098
2016	3,030

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30, 2011	June 30, 2011
Line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	$22,000	$15,000
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%	3,902	3,729

Total debt	25,902	18,729
Current portion of long-term debt	3,902	3,729

Long-term debt, less current portion	$22,000	$15,000

The Company’s credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2011, the Company was in compliance with all financial covenants. The Company had available $27.1 million and $34.1 million under its line of credit as of September 30, 2011 and June 30, 2011, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. As of September 30, 2011 and June 30, 2011, total outstanding letters of credit supported by the credit facilities were $0.9 million.

At September 30, 2011 and June 30, 2011, the Company had 300 million Yen borrowed under its Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.33% and 0.35% at September 30, 2011 and June 30, 2011, respectively.

The weighted average interest rate of total borrowings was 1.01% for the three months ending September 30, 2011. The weighted average of total borrowings was $22.3 million for the three months ending September 30, 2011.

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2011 is 23.9% compared to an effective tax rate of 25.5% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of September 30, 2011 and June 30, 2011, the gross unrecognized income tax benefit was $5.4 million and $5.0 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, approximately $4.3 million of the gross unrecognized tax benefits at September 30, 2011 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. Included in the $5.4 million and $5.0 million of gross unrecognized income tax benefit at September 30, 2011 and June 30, 2011, was $0.3 million and $0.2 million, respectively, of accrued interest and penalties. The Company expects a decrease of approximately $0.8 million of unrecognized tax benefits within the next twelve months.

Fiscal years 2008 to 2011 remain open to examination by the United States Internal Revenue Service, fiscal years 2007 to 2011 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2011 remain open to examination by certain foreign taxing jurisdictions. As of September 30, 2011, the Company’s fiscal year 2009 federal income tax return is under examination by the United States Internal Revenue Service and the Company’s fiscal years 2007, 2008, and 2009 California state income tax returns are under examination by the State of California’s Franchise Tax Board.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options that were not included in the calculation were approximately 124,000 and 524,000 for the three months ended September 30, 2011 and 2010, respectively, because they were anti-dilutive (000 except per share data):

	Three Months Ended September 30,
	2011	2010
Net earnings attributable to II-VI Incorporated	$18,579	$18,367
Divided by:
Weighted average shares	62,698	61,808

Basic earnings attributable to II-VI Incorporated per common share	$0.30	$0.30

Net earnings attributable to II-VI Incorporated	$18,579	$18,367
Divided by:
Weighted average shares	62,698	61,808
Dilutive effect of common stock equivalents	1,367	1,480

Diluted weighted average common shares	64,065	63,288

Diluted earnings attributable to II-VI Incorporated per common share	$0.29	$0.29

Note 12.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at September 30, 2011: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and Vietnam near-infrared operations, Photop and Aegis; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”), and the Max Levy Autograph, Inc. subsidiary (“MLA”); and (iv) Advanced Products Group (formerly the Compound Semiconductor Group), which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); WMG is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name and manufactures tunable optical devices required for high speed optical networks sold under the Aegis and AOFR brand names. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium flouride (“YLF”) lasers and ultra-violet (“UV”) Filter components sold under the VLOC brand name.

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

The Advanced Products Group is located in the U.S., Japan, China, Vietnam and Germany and is directed by a Corporate Executive Vice President. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, telecommunications, medical, consumer and industrial markets. The WBG Group manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. The WMG Group directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

In July 2011, the Company completed its acquisition of Aegis. See “Note 4. Acquisitions.” Aegis is combined with the Company’s Near-Infrared segment for financial reporting purposes. Segment earnings for the Near-Infrared segment include the operating results of Aegis for the period ended September 30, 2011.

In December 2010, the Company completed its acquisition of MLA. See “Note 4. Acquisitions.” MLA is combined with the Company’s Military & Materials segment for financial reporting purposes. Segment earnings for the Military & Materials segment include the operating results of MLA for the period ended September 30, 2011.

The following table summarizes selected financial information of the Company’s operations for the periods indicated by segment ($000):

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30, 2011
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$50,796	$38,110	$23,659	$25,808	$—	$138,373
Inter-segment revenues	658	222	1,752	784	(3,416)	—
Segment earnings	12,357	1,708	2,962	6,008	—	23,035
Interest expense	—	—	—	—	—	(59)
Other income, net	—	—	—	—	—	1,630
Income taxes	—	—	—	—	—	(5,892)
Net earnings	—	—	—	—	—	18,714
Depreciation and amortization	2,195	4,215	963	937	—	8,310
Segment assets	201,558	270,608	92,295	101,467	—	665,928
Expenditures for property, plant and equipment	1,700	5,740	1,988	3,284	—	12,712
Equity investments	—	—	—	15,777	—	15,777
Goodwill	9,834	55,286	10,399	10,314	—	85,833

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30, 2010
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$41,226	$36,945	$20,135	$21,828	$—	$120,134
Inter-segment revenues	513	51	1,340	1,066	(2,970)	—
Segment earnings	8,648	6,881	3,721	3,411	—	22,661
Interest expense	—	—	—	—	—	(30)
Other income, net	—	—	—	—	—	2,062
Income taxes	—	—	—	—	—	(6,292)
Net earnings	—	—	—	—	—	18,401
Depreciation and amortization	2,031	3,412	578	813	—	6,834
Segment assets	215,434	181,641	54,515	85,497	—	537,087
Expenditures for property, plant and equipment	786	1,428	1,429	1,638	—	5,281
Equity investments	—	—	—	15,431	—	15,431
Goodwill	9,869	32,353	3,914	10,314	—	56,450

Note 13.	Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company grants employee stock option awards, restricted share awards and performance share awards under the Company’s 2009 Omnibus Incentive Plan (the “Plan”). The Company records share-based compensation expense for these awards in accordance with U.S. GAAP which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. During the three months ended September 30, 2011 and 2010, the Company recorded $4.6 million and $3.7 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based on the employee classification of the grantees.

Stock Options:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock option awards. During the three months ended September 30, 2011 and 2010, the weighted-average fair values of options granted under the Plan were $9.33 and $8.28 per option, respectively, using the following assumptions:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Risk free interest rate	1.07%	2.07%
Expected volatility	59%	47%
Expected life of options	5.51 years	6.60 years
Dividend yield	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercises and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are generally estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. Generally, twenty percent of each stock option award may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the grantee. Included in the $4.6 million and $3.7 million of share-based compensation expense for the three months ended September 30, 2011 and 2010, was $2.9 million and $2.6 million, respectively, related to the stock option expense.

Restricted Share Awards:

The restricted share awards compensation expense was calculated based on the number of shares expected to be earned by the grantee multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%. Included in the $4.6 million and $3.7 million of share-based compensation expense for the three months ended September 30, 2011 and 2010, was $0.8 million and $0.4 million, respectively, related to restricted share awards.

Performance Share Awards:

The Compensation Committee granted certain named executive officers and employees performance share awards under the Plan. During the three months ended year ended September 30, 2011, the Company had three outstanding performance share grants covering the periods from July 2010 to June 2012, July 2011 to June 2013, and July 2011 to December 2014. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and/or cash flows from operations for the applicable performance periods.

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established a long-term performance and retention program under the Plan for certain Photop employees. This program covers periods from January 1, 2010 to December 31, 2012. Participants are eligible to receive performance shares following each of the calendar years 2010, 2011 and 2012. The awards are only payable if Photop achieves the levels of revenue and earnings specified for each calendar year performance period as well as certain other non-financial performance targets pre-established for such performance period.

Performance shares compensation expense is calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. Included in the $4.6 million and $3.7 million of share based compensation expense for the three months ended September 30, 2011 and 2010, was $0.9 million and $0.7 million, respectively, related to performance share awards.

Note 14.	Fair Value of Financial Instruments

The FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous markets for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy in accordance with U.S. GAAP. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2011, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At September 30, 2011, the Company had a contingent earnout arrangement recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which included a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement. The fair value remeasurement of the earnout arrangement for the three months ended September 30, 2011 was insignificant. In conjunction with the July 2011 acquisition of Aegis, the Company acquired a Level 1 investment in the form of a certificate of deposit that matures in July of 2012 and was recorded at fair value as of September 30, 2011. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011 Using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificate of deposit	$565	$565	$—	$—

Liabilities:
Contingent earnout arrangement	$5,985	$—	$—	$5,985
Foreign currency forward contracts	$141	$—	$141	$—

	Fair Value Measurements at June 30, 2011 Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$5,941	$—	$—	$5,941
Foreign currency forward contracts	$174	$—	$174	$—

Note 15.	Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts had a total contract value of $7.9 million and $7.8 million at September 30, 2011 and June 30, 2011, respectively. As of September 30, 2011, these forward contracts had expiration dates ranging from October 4, 2011 through January 6, 2012 with Japanese Yen denominations individually ranging from 150 million Yen to 170 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended September 30, 2011 was insignificant.

Note 16.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet as of and for the three months ended September 30, 2011 ($000):

Three Months Ended September 30, 2011

Balance – Beginning of Period	$1,187
Payments made during the period	(277)
Additional warranty liability recorded during the period	371

Balance – End of Period	$1,281

Note 17.	Subsequent Event

On October 24, 2011, Fabrinet, a company that is used as a contract manufacturer of certain products of the Company and the Company’s customers, announced that flood waters had infiltrated the manufacturing facilities at its Chokchai campus in Pathum Thani, Thailand. Fabrinet also announced that it has not yet been able to make a full assessment of the damage but believes that production will not recommence at Chokchai during the quarter ending December 31, 2011, and likely significantly longer, and Fabrinet acknowledged that it may never again manufacture at the Chokchai location. As of the filing date of this Form 10-Q, the Company is not able to estimate the magnitude of the financial consequences to the Company related to the events affecting Fabrinet and is currently evaluating the situation to determine whether it will have a material adverse financial impact on the Company’s financial results.

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

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 26, 2011 and in this Form 10-Q.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics and telecommunications and thermoelectronics applications.

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

Effective July 1, 2011, the Company renamed its former Compound Semiconductor Group reporting segment the Advanced Products Group.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates and accounting for share-based payments. Management believes these estimates to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104 – “Revenue Recognition in Financial Statements” (“SAB 104”) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SAB 104, and that we have adequately considered the requirements of ASC 605 Revenue Recognition. Revenues generated from transactions other than product shipments have historically accounted for less than 5% of the Company’s consolidated revenues.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at September 30, 2011 was $1.4 million and $1.3 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010

Bookings	$130,247		$112,050

		% of Revenues		% of Revenues
Total Revenues	$138,373	100.0%	$120,134	100.0%
Cost of goods sold	83,363	60.2	70,898	59.0

Gross margin	55,010	39.8	49,236	41.0

Costs, expenses and other expense (income)
Internal research and development	5,163	3.7	3,846	3.2
Selling, general and administrative	26,812	19.4	22,729	18.9
Interest expense and other expense (income), net	(1,571)	(1.1)	(2,032)	(1.7)

Earnings before income tax	24,606	17.8	24,693	20.6
Income taxes	5,892	4.3	6,292	5.2

Net earnings	18,714	13.5	18,401	15.3
Net earnings attributable to noncontrolling interest	135	0.1	34	0.0

Net earnings attributable to II-VI Incorporated	$18,579	13.4	$18,367	15.3

Net earnings attributable to II-VI Incorporated Diluted Earnings Per Share	$0.29		$0.29

The above results include MLA and Aegis for the three months ended September 30, 2011 only, as these acquisitions were completed in December 2010 and July 2011, respectively.

Executive Summary

Net earnings attributable to II-VI Incorporated for three months ending September 30, 2011 were $18,579,000 ($0.29 per-share diluted). This compares to net earnings attributable to II-VI Incorporated of $18,367,000 ($0.29 per-share diluted) for the same period last fiscal year. Despite the 15% increase in total revenues, net earnings were consistent when compared to the prior period primarily due to product mix at the Company’s Photop business unit as well as higher commodity pricing at the Company’s PRM business unit. Additionally, the Company continued to invest in internal research and development at Photop and Aegis in an effort to expand and improve current product offerings in the telecommunication market space. The Company benefited from an after-tax gain of approximately $0.9 million during the three months ended September 30, 2011 related to the sale of a precious metal that partially offset the unfavorable impact of changes in foreign currency rates.

The Company is closely monitoring the changing economic conditions worldwide. Near the end of the three months ended September 30, 2011, the Company began to experience softening in its order patterns specific to the infrared optics market. In addition, the recent flooding events in Thailand have created uncertainty in our telecommunication businesses within the Near-Infrared Optics segment. Based on the information available, the Company is currently assessing whether these events will have a material adverse impact on its future results of operations.

Consolidated

Bookings. Bookings for the three months ended September 30, 2011 increased 16.2% to $130,247,000, compared to $112,050,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. In addition to the bookings from MLA and Aegis that were not owned in the same period last fiscal year, the increase for the three months ended September 30, 2011 compared to the same period last fiscal year was the result of demand within the Infrared Optics segment as high-power and low-power OEMs ordered at higher rates. The Marlow business unit also showed a strong bookings increase due to the seasonal ramp up of its gesture recognition product line, while increasing demand in China for selenium and tellurium had a favorable impact on bookings at the Company’s PRM business unit. These positive bookings changes were somewhat offset by lower orders at the WBG business unit.

Revenues. Revenues for the three months ended September 30, 2011 increased 15.2% to $138,373,000, compared to $120,134,000 for the same period last fiscal year. In addition to the revenues from MLA and Aegis that were not owned in the same period last fiscal year, the increase for the three months ended September 30, 2011 compared to the same period last fiscal year was the result of increased demand from the Company’s Infrared Optics, Military & Materials and Advanced Products Group segments. The Infrared Optics segment benefited from higher laser utilization rates and demand for the segment’s replacement optics. The Military & Materials segment increased revenues as a result of demand from China for materials at the Company’s PRM business unit. Within the Advanced Products Group segment, the WBG business unit increased shipment volume of silicon carbide products due to accelerated demand within defense and commercial application markets, while the Marlow business unit also recognized higher volume related to its gesture recognition product line. These increases in revenues were somewhat offset by lower shipment volume at the VLOC business unit within the Near-Infrared Optics segment as a result of decreased military demand for both the UV Filter product line and contract research and development activities.

Gross margin. Gross margin, which is defined as total revenues less cost of goods sold, for the three months ended September 30, 2011 was $55,010,000, or 39.8% of total revenues, compared to $49,236,000, or 41.0% of total revenues, for the same period last fiscal year. The slight decline in gross margin percentage was primarily the result of product mix shift to lower margin products at the Company’s Photop business unit. In addition, higher raw material pricing of selenium and tellurium negatively impacted gross margin at the PRM business unit. These items were somewhat offset by improving gross margin at the Company’s Marlow business unit due to production efficiencies realized for its gesture recognition product line.

Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2011 were $5,163,000, or 3.7% of revenues, compared to $3,846,000, or 3.2% of revenues, for the same period last fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of continued internal research and development investment at Photop focusing on the development of optical switching router modules for data network customers as well as certain coherent solutions for 40G and 100G optical networks. In addition, the Company incurred incremental internal research and development expenses with the addition of recently acquired Aegis, who is investing in new product development of optical channel monitors and high-power fiber couplers and combiners.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2011 were $26,812,000, or 19.4% of revenues, compared to $22,729,000, or 18.9% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues has normalized with the slow recovery of the global economic recession and has remained consistent during the three months ended September 30, 2011 compared to the same period last fiscal year.

Interest expense and other expense (income), net. Interest expense and other expense (income), net for the three months ended September 30, 2011 was income of $1,571,000, compared to income of $2,032,000 for the same period last fiscal year. The majority of interest expense and other expense (income), net for the three months ended September 30, 2011 was the result of a $1.4 million gain related to the sale of precious metals inventory used in the production process. The majority of interest and other, net for the three months ended September 30, 2010 was the result of foreign currency gains of approximately $1.2 million. In contrast, the Company recorded foreign currency losses of approximately $0.3 million during the three months ended September 30, 2011. The change in foreign currency gain (loss) was the result of fluctuations in the Company’s foreign currency exchange rates.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2011 was 23.9% compared to an effective tax rate of 25.5% for the same period last fiscal year. The decrease in the effective tax rate was primarily due to the projected mix of pre-tax income shifting to lower tax jurisdictions such as Vietnam, China and the Philippines. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

Segment Reporting

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 12. Segment Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings.

Infrared Optics ($000’s)

	Three Months Ended September 30,		% Increase
	2011	2010

Bookings	$51,098	$41,302	24%
Revenues	$50,796	$41,226	23%
Segment earnings	$12,357	$8,648	43%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended September 30, 2011 for Infrared Optics increased 24% to $51,098,000, compared to $41,302,000 for the same period last fiscal year. The increase in bookings for the three months ended September 30, 2011 compared to the same period last fiscal year was driven by higher demand for replacement optics used in high-power CO2 laser systems. In addition, HIGHYAG recognized increased bookings as a result of the accelerated market growth and demand for one micron beam delivery components, particularly in Asia.

Revenues for the three months ended September 30, 2011 for Infrared Optics increased 23% to $50,796,000 compared to $41,226,000 for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to higher shipment volume to both OEM and aftermarket customers, increased laser utilization and deployment of CO2 laser systems worldwide. In addition, the continued adoption of HIGHYAG products into the one micron beam delivery market contributed to the revenue increase.

Segment earnings for the three months ended September 30, 2011 for Infrared Optics increased 43% to $12,357,000, compared to $8,648,000 for the same period last fiscal year. The increase in segment earnings for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to the incremental margin realized on the segment’s higher revenue levels as well as favorable operating leverage as revenues outpaced incremental operating costs. The increase in segment earnings was somewhat offset by higher share-based compensation expense during the current period as the Company continues to utilize share-based compensation to incentivize and retain employees.

Near-Infrared Optics ($000’s)

	Three Months Ended September 30,		% Increase (Decrease)
	2011	2010

Bookings	$38,374	$33,816	13%
Revenues	$38,110	$36,945	3%
Segment earnings	$1,708	$6,881	(75)%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC, Photop and Aegis. The above results include Aegis for the three months ended September 30, 2011 only, as this acquisition was completed in July 2011.

Bookings for the three months ended September 30, 2011 for Near-Infrared Optics increased 13% to $38,374,000, compared to $33,816,000 for the same period last fiscal year. Excluding the impact of Aegis, bookings remained consistent with the same period last fiscal year as Photop and VLOC have experienced softening demand in the telecommunications and military markets, respectively.

Revenues for the three months ended September 30, 2011 for Near-Infrared Optics increased 3% to $38,110,000, compared to $36,945,000 for the same period last fiscal year. Excluding the impact of Aegis, revenues decreased during the three months ended September 30, 2011 when compared to the same period last fiscal year. This decrease is mostly due to lower levels of revenue at VLOC as activity with current military customers for contract research and development and the UV Filter product line have declined due to military budget constraints and uncertainty in regard to funding levels.

Segment earnings for the three months ended September 30, 2011 for Near-Infrared Optics decreased 75% to $1,708,000, compared to $6,881,000 for the same period last fiscal year. The decrease in segment earnings for the three months ended September 30, 2011 compared to the same period last fiscal year is due to a number of factors. Specifically, the Photop business unit experienced a decline in gross margin resulting from an unfavorable product mix as telecommunication product sales with higher margin profiles have declined during the current quarter. In addition, Photop and Aegis continued to invest in internal research and development for telecommunication product offerings. Furthermore, the VLOC business unit had an unfavorable change in earnings as a result of the declining revenues related to military contract research and development and UV Filter products.

Military & Materials ($000’s)

	Three Months Ended September 30,		% Increase (Decrease)
	2011	2010

Bookings	$19,801	$15,271	30%
Revenues	$23,659	$20,135	18%
Segment earnings	$2,962	$3,721	(20)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, and MLA. The above results include MLA for the three months ended September 30, 2011 only, as this acquisition was completed in December of 2010.

Bookings for the three months ended September 30, 2011 for Military & Materials increased 30% to $19,801,000 compared to $15,271,000 for the same period last fiscal year. Excluding the impact of MLA, the increase in bookings for the three months ended September 30, 2011 compared to the same period last fiscal year was the result of strengthening demand and pricing for both selenium and tellurium driven by the Chinese market.

Revenues for the three months ended September 30, 2011 for Military & Materials increased 18% to $23,659,000, compared to $20,135,000 for the same period last fiscal. Excluding the impact of MLA, the increase in revenues for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to higher shipment volume of selenium and tellurium at PRM.

Segment earnings for the three months ended September 30, 2011 for Military & Materials decreased 20% to $2,962,000, compared to $3,721,000 for the same period last fiscal year. The decrease in segment earnings for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to higher raw material pricing for selenium and tellurium which unfavorably impacted gross margin at PRM. In addition, earnings at PRM were negatively impacted by inventory write-downs caused by the volatility in material index pricing of tellurium as well as the recording of a bad debt provision resulting from a bankruptcy by a customer in the solar industry.

Advanced Products Group ($000’s)

	Three Months Ended September 30,		% Increase (Decrease)
	2011	2010

Bookings	$20,974	$21,661	(3)%
Revenues	$25,808	$21,828	18%
Segment earnings	$6,008	$3,411	76%

The Company’s Advanced Products Group (formerly, Compound Semiconductor Group) includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended September 30, 2011 for the Advanced Products Group decreased 3% to $20,974,000, compared to $21,661,000 for the same period last fiscal year. The decrease in bookings for the three months ended September 30, 2011 compared to the same period last fiscal year was due to lower bookings at the WBG business unit caused by an early receipt of a periodic blanket order that was pulled into fiscal year 2011. The decrease in bookings was partially offset by increased bookings at Marlow primarily driven by the gesture recognition product line.

Revenues for the three months ended September 30, 2011 for the Advanced Products Group increased 18% to $25,808,000 compared to $21,828,000 for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to higher shipment volume related to the gesture recognition product line at Marlow as well as increased shipment volumes at WBG for silicon carbide products due to accelerated demand within defense and commercial applications.

Segment earnings for the three months ended September 30, 2011 increased 76% to $6,008,000, compared to $3,411,000 for the same period last fiscal year. The improvement in segment earnings for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily due to the increased margins realized from the additional revenues at both WBG and Marlow. In addition, the continued utilization of Marlow’s Vietnam facility also favorably impacted segment earnings due to the lower operating cost structure of Vietnam.

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

Sources (uses) of Cash: ($000)

	Three Months Ended September 30,
	2011	2010

Net cash provided by operating activities	14,290	11,060
Proceeds from long-term borrowings	7,000	—
Proceeds from exercises of stock options	179	859
Purchase of business, net of cash acquired	(46,141)	—
Additions to property, plant & equipment	(12,712)	(5,281)
Payment on long-term borrowings	(1,295)	—
Investment in unconsolidated business	—	(1,180)

Historically, during the first quarter of each fiscal year, cash generated from operations is at its lowest level due to the pay-out of the Company’s worldwide bonuses accrued from the previous fiscal year. Cash provided by operating activities was $14,290,000 for the three months ended September 30, 2011 compared to $11,060,000 for the same period last fiscal year. The increase in cash provided by operations for the three months ended September 30, 2011 compared to the same period last fiscal year was primarily the result of higher non-cash adjustments for depreciation, amortization and share-based compensation expenses as net earnings and overall working capital requirements were consistent with the same period last fiscal year.

Net cash used in investing activities was $58,830,000 for the three months ended September 30, 2011 compared to net cash used of $6,244,000 for the same period last fiscal year. The majority of the increase in net cash used in investing activities was the result of the acquisition of Aegis in July 2011 as well as increased capital spending to support the Company’s efforts to expand capacity to meet business requirements.

Net cash provided by financing activities during the three months ended September 30, 2011 mostly consisted of net long-term borrowings of $5,705,000 to support the Company’s working capital requirements.

In June 2011, the Company replaced its existing credit facility that was set to expire. The new credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The new credit facility has a five-year term through June 2016, and has interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2011, the Company was in compliance with all financial covenants.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	September 30, 2011	June 30, 2011

Cash and cash equivalents	$110,786	$149,460
Available borrowing capacity	27,100	34,100
Total debt obligation	25,902	18,729

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for the remainder of fiscal year 2012.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2011.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$25,902	$3,902	$—	$22,000	$—
Interest Payments(1)	934	216	359	359	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	44,801	6,599	10,396	7,179	20,627
Purchase Obligations(2)	40,242	28,626	11,442	174	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$111,879	$39,343	$22,197	$29,712	$20,627

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2011.
(2)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s acquisitions of Photop and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at September 30, 2011, which are excluded from the table above is $5.4 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of these currencies had an immaterial impact on the results of operations for the three months ended September 30, 2011.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount and a 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.9 million to an increase of $1.1 million for the three months ended September 30, 2011.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM and AOFR Pty. Ltd., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.3 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively.

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

Interest Rate Risks

As of September 30, 2011, the total borrowings of $25.9 million were from a loan of $3.9 million denominated in Japanese Yen and a line of credit borrowing of $22.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have had an immaterial impact on the Company’s financial results for the quarter ended September 30, 2011.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control such as the October 2011 flooding in Thailand. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

On October 24, 2011, Fabrinet, a company that is used as a contract manufacturer of certain products of the Company and the Company’s customers, announced that flood waters had infiltrated the manufacturing facilities at its Chokchai campus in Pathum Thani, Thailand. Fabrinet also announced that it has not yet been able to make a full assessment of the damage but believes that production will not recommence at Chokchai during the quarter ending December 31, 2011, and likely significantly longer, and Fabrinet acknowledged that it may never again manufacture at the Chokchai location. The Company is currently evaluating the situation to determine whether this event will have a material adverse impact on its future results of operations.

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

II-VI INCORPORATED
(Registrant)

Date:	November 8, 2011	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date:	November 8, 2011	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File *

*	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.