Form 10-Q
period 2011-12-31
II-VI INC
filed 2012-02-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

At February 1, 2012, 62,819,861 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2011	June 30, 2011
Assets
Current Assets
Cash and cash equivalents	$123,833	$149,460
Short-term investment	594	—
Accounts receivable – less allowance for doubtful accounts of $1,386 at December 31, 2011 and $766 at June 30, 2011	87,608	90,606
Inventories	142,578	126,430
Deferred income taxes	9,596	8,215
Prepaid and refundable income taxes	4,822	8,606
Prepaid and other current assets	9,708	12,223

Total Current Assets	378,739	395,540
Property, plant & equipment, net	150,000	138,135
Goodwill	84,785	64,262
Other intangible assets, net	42,819	28,732
Investments	15,938	15,458
Deferred income taxes	71	3
Other assets	6,145	5,072

Total Assets	$678,497	$647,202

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$26,581	$25,065
Accrued compensation and benefits	25,162	33,889
Accrued income tax payable	2,251	5,290
Deferred income taxes	59	141
Other accrued liabilities	23,868	22,853
Current portion of long-term debt	3,888	3,729

Total Current Liabilities	81,809	90,967
Long-term debt	17,000	15,000
Deferred income taxes	4,968	6,641
Other liabilities	11,239	11,493

Total Liabilities	115,016	124,101

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 69,230,492 shares at December 31, 2011; 69,077,492 shares at June 30, 2011	168,902	159,186
Accumulated other comprehensive income	13,713	13,116
Retained earnings	410,231	378,365

	592,846	550,667
Treasury stock, at cost, 6,492,211 shares at December 31, 2011 and 6,393,659 shares at June 30, 2011	30,259	28,293

Total II-VI Incorporated Shareholders’ Equity	562,587	522,374
Noncontrolling Interest	894	727

Total Shareholders’ Equity	563,481	523,101

Total Liabilities and Shareholders’ Equity	$678,497	$647,202

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2011	2010

Revenues (including contract research and development)
Domestic	$50,156	$48,764
International	76,601	72,123

Total Revenues	126,757	120,887

Costs, Expenses and Other Expense (Income)
Cost of goods sold (including contract research and development)	83,289	70,851
Internal research and development	5,016	3,357
Selling, general and administrative	24,214	21,991
Interest expense	77	25
Other expense (income), net	(1,506)	460

Total Costs, Expenses, and Other Expense (Income)	111,090	96,684

Earnings Before Income Taxes	15,667	24,203

Income Taxes	2,147	4,948

Net Earnings	13,520	19,255
Less: Net Earnings Attributable to Noncontrolling Interest	233	98

Net Earnings Attributable to II-VI Incorporated	$13,287	$19,157

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.21	$0.31
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.21	$0.30

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2011	2010

Revenues (including contract research and development)
Domestic	$105,725	$98,002
International	159,405	143,019

Total Revenues	265,130	241,021

Costs, Expenses and Other Expense (Income)
Cost of goods sold (including contract research and development)	166,652	141,749
Internal research and development	10,179	7,203
Selling, general and administrative	51,026	44,720
Interest expense	136	55
Other expense (income), net	(3,136)	(1,602)

Total Costs, Expenses, and Other Expense (Income)	224,857	192,125

Earnings Before Income Taxes	40,273	48,896

Income Taxes	8,039	11,240

Net Earnings	32,234	37,656
Less: Net Earnings Attributable to Noncontrolling Interest	368	132

Net Earnings Attributable to II-VI Incorporated	$31,866	$37,524

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.51	$0.61
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.50	$0.59

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net earnings	$32,234	$37,656
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	14,784	12,471
Amortization	2,048	1,208
Share-based compensation expense	7,176	5,956
Impairment of property, plant and equipment	434	—
Loss (gain) on foreign currency remeasurements and transactions	(595)	(153)
Earnings from equity investments	(484)	(174)
Gain from sale of equity investment	—	(168)
Deferred income taxes	(433)	(2,685)
Excess tax benefits from share-based compensation expense	(122)	(1,813)
Increase (decrease) in cash from changes in:
Accounts receivable	7,694	(3,833)
Inventories	(14,501)	(16,627)
Accounts payable	1,464	(1,275)
Income taxes	797	2,320
Other operating net assets	(7,583)	129

Net cash provided by operating activities	42,913	33,012

Cash Flows from Investing Activities
Additions to property, plant & equipment	(23,068)	(14,668)
Purchase of businesses, net of cash acquired	(46,141)	(12,813)
Investments in unconsolidated business	—	(1,180)
Proceeds from the collection of notes receivable	—	2,000
Other investing activities	24	240

Net cash used in investing activities	(69,185)	(26,421)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	7,000	—
Payment on long-term borrowings	(6,295)	—
Proceeds from exercises of stock options	452	3,278
Excess tax benefits from share-based compensation expense	122	1,813

Net cash provided by financing activities	1,279	5,091

Effect of exchange rate changes on cash and cash equivalents	(634)	(434)

Net (decrease) increase in cash and cash equivalents	(25,627)	11,248

Cash and Cash Equivalents at Beginning of Period	149,460	108,026

Cash and Cash Equivalents at End of Period	$123,833	$119,274

Cash paid for interest	$119	$44
Cash paid for income taxes	$7,602	$11,428

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Treasury Stock		Non-Controlling
	Shares	Amount	Income		Shares	Amount	Interests	Total

BALANCE – JUNE 30, 2011	69,077	$159,186	$13,116	$378,365	(6,394)	$(28,293)	$727	$523,101

Shares issued under share-based compensation plans	153	452	—	—	—	—	—	452
Share-based compensation expense	—	7,176	—	—	—	—	—	7,176
Net earnings	—	—	—	31,866	—	—	368	32,234
Treasury stock under deferred compensation arrangements	—	1,966	—	—	(98)	(1,966)	—	—
Excess tax benefits from share-based compensation	—	122	—	—	—	—	—	122
Distribution of noncontrolling interests	—	—	—	—	—	—	(202)	(202)
Foreign currency translation adjustment	—	—	597	—	—	—	1	598

BALANCE – DECEMBER 31, 2011	69,230	$168,902	$13,713	$410,231	(6,492)	$(30,259)	$894	$563,481

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three and six months ended December 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. The consolidated results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2011 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements. Effective July 1, 2011, the Company renamed its former Compound Semiconductor Group reporting segment the Advanced Products Group. This name change has been reflected in this Form 10-Q and had no financial impact on the Company’s consolidated financial statements and footnote disclosures.

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

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, these changes require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. In addition, these changes will have no impact on the calculation and presentation of earnings per share. This guidance, as amended in December 2011, with retrospective application, becomes effective for the Company for interim and annual periods beginning in fiscal year 2013. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

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

Aegis Lightwave, Inc.

In July 2011, the Company acquired all of the outstanding shares of Aegis Lightwave, Inc. (“Aegis”), a privately-held company based in Woburn, Massachusetts with additional locations in New Jersey and Australia, for approximately $46.1 million, net of cash acquired of $8.4 million. Aegis supplies tunable optical devices required for high speed optical networks that provide the bandwidth expansion necessary for increasing Internet traffic. As a result of the acquisition, the Company will enhance its product portfolio for the increasing deployments of 40G and 100G in flexible and reconfigurable optical networks, including those aimed at delivering fiber to the home services over passive optical networks. Aegis will work cooperatively with Photop Technologies, Inc. (“Photop”) to achieve synergies by leveraging and expanding combined optical communication product offerings around the world. The Company is in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Aegis during fiscal year 2012 ($000):

Assets
Short-term investment	$565
Accounts receivable, net	4,572
Inventories	2,853
Prepaid and other assets	238
Deferred income taxes	9,976
Property, plant & equipment	2,933
Intangible assets	15,792
Goodwill	20,016

Total assets acquired	$56,945

Liabilities
Accounts payable	$1,375
Deferred income taxes	6,294
Long-term debt	1,295
Other accrued liabilities	1,840

Total liabilities assumed	$10,804

Net assets acquired	$46,141

The goodwill of Aegis of approximately $20.0 million is included in the Near-Infrared Optics segment and is attributed to the expected synergies and the assembled workforce of Aegis. None of the goodwill is deductible for income tax purposes. The approximately $10.0 million of deferred tax assets of Aegis are primarily related to net operating loss and tax credit carryforwards. The Company has considered any carryforward limitations and expirations and expects to fully utilize these carryforwards to offset future income taxes.

The amount of revenues and earnings of Aegis included in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2011 were revenues of $3.0 million and $7.8 million, respectively, and net losses of $1.4 million and $1.7 million, respectively. In conjunction with the acquisition of Aegis, the Company incurred approximately $0.9 million of transaction costs, which were expensed in fiscal year 2011 in accordance with current accounting standards.

The following unaudited pro-forma consolidated results of operations for fiscal year 2011 have been prepared as if the acquisition of Aegis had occurred on July 1, 2010, the beginning of the Company’s fiscal year 2011, which is the fiscal year prior to acquisition ($000 except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$126,757	$129,644	$265,130	$256,648
Net earnings attributable to II-VI Incorporated	13,287	21,125	31,866	41,120
Basic earnings per share	0.21	0.34	0.51	0.65
Diluted earnings per share	0.21	0.33	0.50	0.63

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

The goodwill of MLA of approximately $6.5 million is included in the Military & Materials segment. The goodwill recognized is attributed to the expected synergies and the assembled workforce of MLA. None of the goodwill is deductible for income tax purposes.

The operating results of MLA since the date of acquisition have been included in the Company’s results of operations in the Company’s Military & Materials segment and are insignificant. Pro-forma financial information has not been provided for the acquisition of MLA as it was not material to the Company’s overall financial results of operations.

Note 5.	Investments

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd. (“Haobo”) to form a joint venture in Beijing, China. The total carrying value of the investment recorded as of December 31, 2011 and June 30, 2011 was $5.1 million and $5.3 million, respectively. This investment is accounted for under the equity method of accounting. During the three and six months ended December 31, 2011 and 2010, the Company’s pro-rata share of losses from this investment was immaterial.

Fuxin Electronic Technology Company

The Company has a total equity investment in Fuxin of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at December 31, 2011 and June 30, 2011 was $10.8 million and $10.1 million, respectively. During the three and six months ended December 31, 2011, the Company’s pro-rata share of earnings from this investment was $0.3 million and $0.7 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the three and six months ended December 31, 2010, the Company’s pro-rata share of earnings from this investment was $0.1 million and $0.4 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 6.	Inventories

The components of inventories for the periods indicated were as follows ($000):

	December 31, 2011	June 30, 2011

Raw materials	$59,693	$53,108
Work in progress	41,008	36,265
Finished goods	41,877	37,057

	$142,578	$126,430

Note 7.	Property, Plant and Equipment

Property, plant and equipment for the periods indicated consist of the following ($000):

	December 31, 2011	June 30, 2011

Land and land improvements	$2,150	$2,043
Buildings and improvements	74,746	72,474
Machinery and equipment	219,030	197,136
Construction in progress	13,530	12,862

	309,456	284,515
Less accumulated depreciation	(159,456)	(146,380)

	$150,000	$138,135

Note 8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows for the six months ended December 31, 2011 ($000):

	Six Months Ended December 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$10,038	$33,511	$10,399	$10,314	$64,262
Goodwill acquired – Aegis	—	20,016	—	—	20,016
Foreign currency translation	(342)	849	—	—	507

Balance – end of period	$9,696	$54,376	$10,399	$10,314	$84,785

In connection with the acquisition of Aegis in July 2011, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying December 31, 2011 Condensed Consolidated Balance Sheet, which was based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of Aegis during fiscal year 2012.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2011 and June 30, 2011 was as follows ($000):

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$21,502	$(6,751)	$14,751	$16,009	$(5,843)	$10,166
Trademarks	13,187	(851)	12,336	11,074	(811)	10,263
Customer Lists	22,652	(6,920)	15,732	14,327	(6,024)	8,303
Other	1,387	(1,387)	—	1,387	(1,387)	—

Total	$58,728	$(15,909)	$42,819	$42,797	$(14,065)	$28,732

In connection with the acquisition of Aegis, the Company recorded identifiable intangible assets of $15.8 million as a result of the preliminary valuation. The Company intends to finalize its identifiable intangible asset valuation for Aegis during fiscal year 2012.

Amortization expense recorded on these intangible assets was $1.0 million and $2.0 million, for the three and six months ended December 31, 2011, respectively, and was $0.6 million and $1.2 million for the three and six months ended December 31, 2010, respectively. The patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 127 months. The customer lists are being amortized over approximately 120 months with a weighted average remaining life of approximately 102 months. The gross carrying amount of trademarks includes $11.4 million of acquired trade names resulting from the acquisitions of Marlow Industries, Inc., Photop, MLA and Aegis. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation of the portion relating to the Company’s German subsidiaries and Photop.

At December 31, 2011, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2012	$2,107
2013	3,749
2014	3,371
2015	3,115
2016	3,048

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31, 2011	June 30, 2011
Line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	$17,000	$15,000
Yen denominated term note, interest at the Japanese Yen Base Rate, as defined, plus 1.49%	3,888	3,729

Total debt	20,888	18,729
Current portion of long-term debt	3,888	3,729

Long-term debt, less current portion	$17,000	$15,000

The Company’s credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2011, the Company was in compliance with all financial covenants. The Company had available $32.1 million and $34.1 million under its line of credit as of December 31, 2011 and June 30, 2011, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. As of December 31, 2011 and June 30, 2011, total outstanding letters of credit supported by the credit facilities were $0.9 million.

At December 31, 2011 and June 30, 2011, the Company had 300 million Yen borrowed under its Yen loan. Interest is at a rate equal to the Japanese Yen Base Rate, as defined in the loan agreement, plus 1.49%. The Japanese Yen Base Rate was 0.33% and 0.35% at December 31, 2011 and June 30, 2011, respectively.

The weighted average interest rate of total borrowings was 1.03% and 1.02%, respectively, for the three and six months ended December 31, 2011. The weighted average of total borrowings was $24.0 million and $22.8 million, respectively, for the three and six months ended December 31, 2011.

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2011 is 20.0% compared to an effective income tax rate of 23.0% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35.0% is primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our periodic effective tax rate. During the three months ended December 31, 2011, certain of the Company’s Photop subsidiaries received notification of approval of high-technology status in China for calendar year 2011 through 2013. As a result, these subsidiaries will be subject to a preferential income tax rate of 15% for these periods, resulting in an income tax benefit of $1.3 million that was recorded in the quarter ended December 31, 2011.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2011 and June 30, 2011, the gross unrecognized income tax benefit was $3.7 million and $5.0 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at December 31, 2011 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. Included in the $3.7 million and $5.0 million of gross unrecognized income tax benefit at December 31, 2011 and June 30, 2011, was $0.2 million of accrued interest and penalties. The Company expects a decrease of approximately $0.9 million of unrecognized tax benefits within the next twelve months.

Fiscal years 2008, 2010 and 2011 remain open to examination by the United States Internal Revenue Service, fiscal years 2007 to 2011 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2011 remain open to examination by certain foreign taxing jurisdictions. During the three months ended December 31, 2011, the examination by the United States Internal Revenue Service of the Company’s fiscal year 2009 federal income tax return was closed with no significant findings. As a result, the Company recorded an income tax benefit of $0.7 million from the reversal of a tax liability related to uncertain tax positions related to fiscal year 2009. The Company’s fiscal years 2007, 2008, and 2009 California state income tax returns are under examination by the State of California’s Franchise Tax Board.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options that were not included in the calculation were approximately 147,000 and 209,000 for the three and six months ended December 31, 2011, respectively, and 234,000 and 364,000 for the three and six months ended December 31, 2010, respectively, because they were anti-dilutive ($000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net earnings attributable to II-VI Incorporated	$13,287	$19,157	$31,866	$37,524
Divided by:
Weighted average shares	62,720	62,078	62,709	61,944

Basic earnings attributable to II-VI Incorporated per common share	$0.21	$0.31	$0.51	$0.61

Net earnings attributable to II-VI Incorporated	$13,287	$19,157	$31,866	$37,524
Divided by:
Weighted average shares	62,720	62,078	62,709	61,944
Dilutive effect of common stock equivalents	1,474	1,702	1,457	1,546

Diluted weighted average common shares	64,194	63,780	64,166	63,490

Diluted earnings attributable to II-VI Incorporated per common share	$0.21	$0.30	$0.50	$0.59

Note 12.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at December 31, 2011: (i) Infrared Optics, which is the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which is the Company’s VLOC Incorporated subsidiary, and Vietnam near-infrared operations, Photop, and Aegis; (iii) Military & Materials, which is the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”), and MLA; and (iv) Advanced Products Group (formerly the Compound Semiconductor Group), which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); WMG is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy, and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name and manufactures tunable optical devices and couplers and combiners required for high speed optical networks sold under the Aegis and AOFR brand names, respectively. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for industrial, scientific, military and medical instruments and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium fluoride (“YLF”) lasers and Ultra-Violet (“UV”) Filter components sold under the VLOC brand name.

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

In July 2011, the Company completed its acquisition of Aegis. See “Note 4. Acquisitions.” Aegis is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment include the operating results of Aegis for the three and six months ended December 31, 2011.

In December 2010, the Company completed its acquisition of MLA. See “Note 4. Acquisitions.” MLA is combined with the Company’s Military & Materials segment for financial reporting purposes. Segment earnings for the Military & Materials segment include the operating results of MLA for the three and six months ended December 31, 2011, and for one month only, for the three and six months ended December 31, 2010.

The following table summarizes selected financial information of the Company’s operations for the periods indicated by segment ($000):

	Eliminatio	Eliminatio	Eliminatio	Eliminatio	Eliminatio	Eliminatio
	Three Months Ended December 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$46,762	$39,468	$23,703	$16,824	$—	$126,757
Inter-segment revenues	1,046	190	2,629	1,133	(4,998)	—
Segment earnings (loss)	11,470	1,684	(386)	1,470	—	14,238
Interest expense	—	—	—	—	—	(77)
Other income, net	—	—	—	—	—	1,506
Income taxes	—	—	—	—	—	(2,147)
Net earnings	—	—	—	—	—	13,520
Depreciation and amortization	2,139	4,349	991	1,043	—	8,522
Segment assets	206,543	277,875	90,573	103,506	—	678,497
Expenditures for property, plant and equipment	2,127	3,011	2,104	3,114	—	10,356
Equity investments	—	—	—	15,938	—	15,938
Goodwill	9,696	54,376	10,399	10,314	—	84,785

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Three Months Ended December 31, 2010
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$40,642	$41,418	$19,467	$19,360	$—	$120,887
Inter-segment revenues	857	72	1,444	1,010	(3,383)	—
Segment earnings	9,420	8,068	3,425	3,775	—	24,688
Interest expense	—	—	—	—	—	(25)
Other expense, net	—	—	—	—	—	(460)
Income taxes	—	—	—	—	—	(4,948)
Net earnings	—	—	—	—	—	19,255
Depreciation and amortization	2,065	3,346	622	812	—	6,845
Segment assets	213,072	195,902	71,088	86,773	—	566,835
Expenditures for property, plant and equipment	1,799	3,845	1,441	2,302	—	9,387
Equity investments	—	—	—	15,436	—	15,436
Goodwill	9,800	32,364	13,657	10,314	—	66,135

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Six Months Ended December 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$97,558	$77,578	$47,362	$42,632	$—	$265,130
Inter-segment revenues	1,704	412	4,381	1,917	(8,414)	—
Segment earnings	23,827	3,392	2,576	7,478	—	37,273
Interest expense	—	—	—	—	—	(136)
Other income, net	—	—	—	—	—	3,136
Income taxes	—	—	—	—	—	(8,039)
Net earnings	—	—	—	—	—	32,234
Depreciation and amortization	4,334	8,564	1,954	1,980	—	16,832
Expenditures for property,plant and equipment	3,827	8,751	4,092	6,398	—	23,068

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Six Months Ended December 31, 2010
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$81,868	$78,363	$39,602	$41,188	$—	$241,021
Inter-segment revenues	1,371	122	2,785	2,076	(6,354)	—
Segment earnings	18,068	14,949	7,146	7,186	—	47,349
Interest expense	—	—	—	—	—	(55)
Other income, net	—	—	—	—	—	1,602
Income taxes	—	—	—	—	—	(11,240)
Net earnings	—	—	—	—	—	37,656
Depreciation and amortization	4,096	6,758	1,200	1,625	—	13,679
Expenditures for property,plant and equipment	2,585	5,273	2,870	3,940	—	14,668

Note 13.	Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company grants employee stock option awards, restricted share awards and performance share awards under the Company’s 2009 Omnibus Incentive Plan (the “Plan”). The Company records share-based compensation expense for these awards in accordance with U.S. GAAP which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. During the three and six months ended December 31, 2011, the Company recorded $2.6 million and $7.2 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. During the three and six months ended December 31, 2010, the Company recorded $2.2 million and $6.0 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based on the employee classification of the grantees.

Stock Options:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock option awards. During the three and six months ended December 31, 2011, the weighted-average fair values of options granted under the Plan were $8.33 and $9.33 per option, respectively, and $9.97 and $8.39 per option for the three and six months ended December 31, 2010, respectively, using the following assumptions:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Risk free interest rate	0.78%	2.00%	1.06%	2.06%
Expected volatility	49%	46%	59%	47%
Expected life of options	4.53 years	6.50 years	5.50 years	6.59 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercises and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are generally estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. Generally, twenty percent of each stock option award may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the grantee. Included in the $2.6 million and $7.2 million of share-based compensation expense for the three and six months ended December 31, 2011, was $1.1 million and $4.0 million, respectively, of share-based compensation expense related to stock option awards. Included in the $2.2 million and $6.0 million of share-based compensation expense for the three and six months ended December 31, 2010, was $1.3 million and $4.0 million, respectively, of share-based compensation expense related to stock option awards.

Restricted Share Awards:

The restricted share awards compensation expense was calculated based on the number of shares expected to be earned by the grantee multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%. Included in the $2.6 million and $7.2 million of share-based compensation expense for the three and six months ended December 31, 2011, was $0.7 million and $1.5 million, respectively, of share-based compensation expense related to restricted share awards. Included in the $2.2 million and $6.0 million of share-based compensation expense for the three and six months ended December 31, 2010, was $0.3 million and $0.7 million, respectively, of share-based compensation expense related to restricted share awards.

Performance Share Awards:

The Compensation Committee granted certain named executive officers and employees performance share awards under the Plan. During the three and six months ended December 31, 2011, the Company had three outstanding performance share grants covering the periods from July 2010 to June 2012, July 2011 to June 2013, and July 2011 to December 2014. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and/or cash flows from operations for the applicable performance periods.

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

Performance shares compensation expense is calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. Included in the $2.6 million and $7.2 million of share-based compensation expense for the three and six months ended December 31, 2011, was $0.8 million and $1.7 million, respectively, of share-based compensation expense related to performance share awards. Included in the $2.2 million and $6.0 million of share-based compensation expense for the three and six months ended December 31, 2010, was $0.6 million and $1.3 million, respectively, of share-based compensation expense related to performance share awards.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2011, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At December 31, 2011, the Company had a contingent earnout arrangement recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which included a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement. The fair value remeasurement of the earnout arrangement for the three and six months ended December 31, 2011 and 2010 was insignificant. In conjunction with the July 2011 acquisition of Aegis, the Company acquired a Level 1 investment in the form of a certificate of deposit that matures in July of 2012 and was recorded at fair value as of December 31, 2011. The fair value remeasurement of the certificate of deposit for the three and six months ended December 31, 2011 was insignificant. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of December 31, 2011 ($000):

	$,000,000	$,000,000	$,000,000	$,000,000
	Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificate of deposit	$594	$594	$—	$—
Foreign currency forward contracts	$23	$—	$23	$—

Liabilities:
Contingent earnout arrangement	$6,000	$—	$—	$6,000

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Fair Value Measurements at June 30, 2011 Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$5,941	$—	$—	$5,941
Foreign currency forward contracts	$174	$—	$174	$—

Note 15.	Derivative Instruments

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

The Company has recorded the difference in the fair market value and the contract value of these contracts on the statement of financial position. These contracts had a total contract value of $7.7 million and $7.8 million at December 31, 2011 and June 30, 2011, respectively. As of December 31, 2011, these forward contracts had expiration dates ranging from January 6, 2012 through April 3, 2012 with Japanese Yen denominations individually ranging from 100 million Yen to 170 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities or Prepaid and other current assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three and six months ended December 31, 2011 was insignificant.

Note 16.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet as of and for the six months ended December 31, 2011 ($000):

Six Months Ended December 31, 2011
Balance – Beginning of Period	$1,187
Payments made during the period	(601)
Additional warranty liability recorded during the period	680

Balance – End of Period	$1,266

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 26, 2011 and in the Company’s Form 10-Q for September 30, 2011.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics, optical communications and thermoelectronics applications.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, optical communications, military, medical and aerospace applications. We also generate revenue, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers (“OEM”), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2011 were $1.4 million and $1.3 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s except per share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2011 and 2010, respectively:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010

Bookings	$116,883		$134,128

		% of Revenues		% of Revenues
Total Revenues	$126,757	100.0	$120,887	100.0
Cost of goods sold	83,289	65.7	70,851	58.6

Gross margin	43,468	34.3	50,036	41.4

Operating Expenses:
Internal research and development	5,016	4.0	3,357	2.8
Selling, general and administrative	24,214	19.1	21,991	18.2
Interest and other, net	(1,429)	(1.1)	485	0.4

Earnings before income tax	15,667	12.4	24,203	20.0
Income taxes	2,147	1.7	4,948	4.1

Net earnings	13,520	10.7	19,255	15.9
Net earnings attributable to noncontrolling interest	233	0.2	98	0.1

Net earnings attributable to II-VI Incorporated	$13,287	10.5	$19,157	15.8

Diluted earnings per-share	$0.21		$0.30

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010

Bookings	$247,130		$246,178

		% of Revenues		% of Revenues
Total Revenues	$265,130	100.0	$241,021	100.0
Cost of goods sold	166,652	62.9	141,749	58.8

Gross margin	98,478	37.1	99,272	41.2

Operating Expenses:
Internal research and development	10,179	3.8	7,203	3.0
Selling, general and administrative	51,026	19.2	44,720	18.6
Interest and other, net	(3,000)	(1.1)	(1,547)	(0.6)

Earnings before income tax	40,273	15.2	48,896	20.3
Income taxes	8,039	3.0	11,240	4.7

Net earnings	32,234	12.2	37,656	15.6
Net earnings attributable to noncontrolling interest	368	0.1	132	0.1

Net earnings attributable to II-VI Incorporated	$31,866	12.0	$37,524	15.6

Diluted earnings per-share	$0.50		$0.59

The above results include MLA and Aegis for the three and six months ended December 31, 2011, and MLA for one month only for the three and six months ended December 31, 2010, as these acquisitions were completed in December 2010 and July 2011, respectively.

Executive Summary

Net earnings attributable to II-VI Incorporated for the three months ended December 31, 2011 were $13,287,000 ($0.21 per-share diluted). This compares to net earnings attributable to II-VI Incorporated of $19,157,000 ($0.30 per-share diluted) for the same period last fiscal year. Net earnings attributable to II-VI Incorporated for the six months ended December 31, 2011 were $31,866,000 ($0.50 per-share diluted). This compares to net earnings attributable to II-VI Incorporated of $37,524,000 ($0.59 per-share diluted) for the same period last fiscal year. Although total revenues increased for the three and six months ended December 31, 2011 when compared to the same periods last fiscal year, net earnings were negatively impacted as a result of certain events that were outside the normal operating conditions for the Company. Specifically, operating results for the three and six months ended December 31, 2011 were negatively impacted by an after-tax write-down of tellurium inventory of $2.2 million, or $0.03 per-share diluted, at our PRM business unit as well as a $0.7 million, or $0.01 per-share diluted, after-tax impairment charge related to damaged machinery, equipment and inventory at our Aegis business unit. The write-down of the tellurium inventory at PRM was driven by declining global tellurium index prices. The impairment at Aegis was attributable to the October 2011 flooding that occurred in Thailand which significantly impacted the production facility of Fabrinet, a contract manufacturer used by Aegis. In addition to the items noted above, the Company’s Photop business unit continued to experience compressed gross margins in fiscal year 2012 due to a shift in product mix. The Company also continued to invest in internal research and development at Photop and Aegis in an effort to expand and improve current product offerings in the optical communications market. The impact of these items on net earnings was somewhat offset by favorable tax adjustments of $2.0 million recorded during the three months ended December 31, 2011. Specifically, certain of the Company’s Photop subsidiaries in China obtained high-technology status which grants preferential tax rate treatment by reducing the statutory tax rate of 25% to 15%. In addition, the Company reversed tax liabilities related to uncertain tax positions as a result of the completion of the U.S. Internal Revenue Services’ examination of the fiscal year 2009 tax return.

Consolidated

Bookings. Bookings for the three months ended December 31, 2011 decreased 12.9% to $116,883,000, compared to $134,128,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2011 remained relatively consistent at $247,130,000, compared to $246,178,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. Overall, the volatility and uncertainty in worldwide economies has impacted the majority of the Company’s business units in the current fiscal year in regard to order patterns as certain customer orders were delayed, and customers placed orders for smaller quantities and lead times. Bookings for the Infrared Optics segment were impacted by the current economic turmoil in Europe while demand in the low-power Asian markets has slowed in comparison to the same periods last fiscal year, mostly due to concerns regarding growth in China. Excluding Aegis, bookings at the Near-Infrared

Optics segment decreased as a result of the inventory correction that was prevalent throughout the optical communications market, which specifically impacted Photop. Weakening demand in the photovoltaic market has applied downward pressure on the index price of tellurium, thus reducing bookings activities at the Company’s PRM business unit. In addition, the Company’s Marlow business unit experienced a delay in funding for a major Department of Energy contract as well as certain order delays from customers across many of the industries in which it operates.

Revenues. Revenues for the three months ended December 31, 2011 increased 4.9% to $126,757,000, compared to $120,887,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2011 increased 10.0% to $265,130,000 compared to $241,021,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2011 compared to the same periods last fiscal year was attributable to the Infrared Optics and Military & Materials segments. The Infrared Optics segment benefited from higher laser utilization rates worldwide as well as strengthening demand for products manufactured by the segment’s HIGHYAG business unit. The Military & Materials segment benefited from increased shipment volumes for selenium and tellurium at the Company’s PRM business unit resulting from increased demand. These increases in revenues were somewhat offset by lower shipment volume at the VLOC business unit within the Near-Infrared Optics segment as a result of decreased military demand for both the UV Filter product line and contract research and development activities.

Gross margin. Gross margin for the three months ended December 31, 2011 was $43,468,000, or 34.3% of total revenues, compared to $50,036,000, or 41.4% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2011 was $98,478,000, or 37.1% of total revenues, compared to $99,272,000 or 41.2% of total revenues, for the same period last fiscal year. A major contributor to the lower gross margin for the three and six months ended December 31, 2011, was the inventory write-down and compressed gross margins of tellurium products at PRM caused by the significant decline in tellurium index prices. In addition, the Company’s Aegis subsidiary recognized an impairment charge for machinery, equipment and inventory that were damaged as a result of the Thailand flooding at Fabrinet. Furthermore, a shift in product mix at the Company’s Photop business unit to products with lower margin profiles negatively impacted gross margins during the three and six months ended December 31, 2011 when compared to the same periods last fiscal year.

Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2011 were $5,016,000, or 4.0% of revenues, compared to $3,357,000, or 2.8% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2011 were $10,179,000, or 3.8% of revenues, compared to $7,203,000, or 3.0% of revenues, for the same period last fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of ongoing research and development investment at Photop and Aegis within the Near Infrared optics segment. Photop is focusing research and development efforts on optical communication and commercial optic markets, specifically regarding optical switching router modules for data network customers as well as certain solutions for 40G and 100G optical networks. In conjunction with the addition of recently acquired Aegis, the Company is currently investing in new product development of optical channel monitors and high-power fiber couplers and combiners.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2011 were $24,214,000, or 19.1% of revenues, compared to $21,991,000 or 18.2% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2011 were $51,026,000, or 19.2% of revenues, compared to $44,720,000 or 18.6% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues has normalized with the slow recovery of the global economic recession and has remained materially consistent during the three and six months ended December 31, 2011 compared to the same periods last fiscal year.

Interest and other, net. Interest and other, net for the three and six months ended December 31, 2011 was income of $1,429,000 and $3,000,000, respectively. The majority of interest and other, net for the three months ended December 31, 2011 was the result of foreign currency gains of approximately $0.9 million. The majority of interest and other, net for the six months ended December 31, 2011 was the result of foreign currency gains of approximately $0.6 million as well as a $1.4 million gain related to the sale of precious metals inventory used in the production process. In addition, the Company benefited from earnings of equity investments, unrealized gains on the deferred compensation plan and net interest income on excess cash reserves during the three and six months ended December 31, 2011. Interest and other, net for the three and six months ended December 31, 2010 was expense of $485,000 and income of $1,547,000, respectively. The majority of interest and other, net for the three and six months ended December 31, 2010 was the result of foreign currency gains and losses as well as earnings from the Company’s equity investments, unrealized gains on the deferred compensation plan and interest income on excess cash reserves.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2011 was 20.0% compared to an effective tax rate of 23.0% for the same period last fiscal year. During the three months ended December 31, 2011, certain of the Company’s Photop subsidiaries received notification of approval of high-technology status in China for calendar years 2011 through 2013. As a result, these subsidiaries will be subject to pay income taxes at a preferential rate of 15% for the periods described above resulting in an income tax benefit of $1.3 million recorded during the three months ended December 31, 2011. In addition, the Company recorded an income tax benefit of $0.7 million from the reversal of a tax liability related to an uncertain tax position as a result of the examination by the United States Internal Revenue Service of the Company’s fiscal year 2009 federal income tax return, which was closed with no significant findings. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

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

Infrared Optics ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase
	2011	2010		2011	2010

Bookings	$43,773	$47,006	(7)%	$94,871	$88,308	7%
Revenues	$46,762	$40,642	15%	$97,558	$81,868	19%
Segment earnings	$11,470	$9,420	22%	$23,827	$18,068	32%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended December 31, 2011 for Infrared Optics decreased 7% to $43,773,000, compared to $47,006,000 for the same period last fiscal year. The decrease in bookings for the three months ended December 31, 2011 compared to the same period last fiscal year was primarily driven by softening demand related to the military infrared market in the U.S. and the industrial market in Europe. In addition, the low-power markets in Asia specific to consumer electronics and medical manufacturing industries resulted in decreased bookings as China’s economy continued to show signs of reduced acceleration. Low-power marking and drilling segments in Japan also contributed to the decline in demand in the Asia region. Bookings for the six months ended December 31, 2011 for Infrared Optics increased 7% to $94,871,000, compared to $88,308,000 for the same period last fiscal year. The increase in bookings for the six months ended December 31, 2011 compared to the same period last fiscal year was the result of higher demand for replacement optics used in high-power CO2 laser systems as well as strong market growth and demand at HIGHYAG for one micron beam delivery components used in laser applications.

Revenues for the three months ended December 31, 2011 for Infrared Optics increased 15% to $46,762,000 compared to $40,642,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2011 increased 19% to $97,558,000 compared to $81,868,000 for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2011 compared to the same periods last fiscal year was primarily due to higher shipment volume to both low-power OEM’s and high-power aftermarket customers resulting from increased laser utilization worldwide. In addition, the continued adoption and qualification of HIGHYAG products into the one micron beam delivery market contributed to the revenue increase.

Segment earnings for the three months ended December 31, 2011 for Infrared Optics increased 22% to $11,470,000, compared to $9,420,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2011 increased 32% to $23,827,000, compared to $18,068,000 for the same period last fiscal year. The increase in segment earnings for the three and six months ended December 31, 2011 compared to the same periods last fiscal year was primarily due to the additional margin realized on the segment’s higher revenue levels as well as favorable operating leverage from strategic cost-containment efforts to ensure incremental revenues outpaced incremental operating costs.

Near-Infrared Optics ($000’s)

	Three Months Ended December 31,		% (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2011	2010		2011	2010

Bookings	$34,939	$35,906	(3)%	$73,313	$69,722	5%
Revenues	$39,468	$41,418	(5)%	$77,578	$78,363	(1)%
Segment earnings	$1,684	$8,068	(79)%	$3,392	$14,949	(77)%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC, Photop and Aegis. The above results include Aegis for the three and six months ended December 31, 2011 only, as this acquisition was completed in July 2011.

Bookings for the three months ended December 31, 2011 for Near-Infrared Optics decreased 3% to $34,939,000, compared to $35,906,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2011 increased 5% to $73,313,000, compared to $69,722,000 for the same period last fiscal year. Excluding Aegis, bookings for the three and six months ended December 31, 2011 compared to the same periods last fiscal year decreased, as Photop experienced slower order intake from major Chinese customers in the optical communications market who have recently been impacted by inventory corrections across the industry. Furthermore, VLOC experienced a decline in orders from current military customers for contract research and development and its UV Filter product line due to military budget constraints and uncertainty in regard to funding levels.

Revenues for the three months ended December 31, 2011 for Near-Infrared Optics decreased 5% to $39,468,000, compared to $41,418,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2011 decreased 1% to $77,578,000, compared to $78,363,000 for the same period last fiscal year. Excluding Aegis, revenues decreased due to declining shipment volumes at VLOC of its UV Filter product line and other military related products as well as decreased contract revenues.

Segment earnings for the three months ended December 31, 2011 for Near-Infrared Optics decreased 79% to $1,684,000, compared to $8,068,000 for the same period last fiscal year. Segment earnings for the six months ended December 31, 2011 decreased 77% to $3,392,000, compared to $14,949,000 for the same period last fiscal year. The decrease in segment earnings was attributed to operating losses incurred by Aegis as a result of the flooding in Thailand. Specifically, Aegis lost the majority of its production capabilities in October 2011 as the facilities at Fabrinet were severely damaged and ceased operations. This resulted in lost revenues as well as an impairment charge for damaged machinery, equipment and inventory. In addition, Photop experienced a decline in gross margin resulting from an unfavorable product mix as optical communication sales with higher margin product profiles have declined during the current three and six month periods. In addition, Photop continues to increase investment levels of internal research and development activities in both the optical communication and commercial optic markets, including high-speed optical network components, broadband access and laser components for selective projects. Furthermore, VLOC experienced an unfavorable change in earnings as a result of the declining military related revenues.

Military & Materials ($000’s)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2011	2010		2011	2010

Bookings	$26,543	$29,600	(10)%	$46,344	$44,871	3%
Revenues	$23,703	$19,467	22%	$47,362	$39,602	20%
Segment (loss) earnings	$(386)	$3,425	(111)%	$2,576	$7,146	(64)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, and MLA. The above results include MLA for the three and six months ended December 31, 2011, as this acquisition was completed in December of 2010.

Bookings for the three months ended December 31, 2011 for Military & Materials decreased 10% to $26,543,000 compared to $29,600,000 for the same period last fiscal year. The decrease in bookings for the three months ended December 31, 2011 compared to the same period last fiscal year was attributable to PRM and resulted from the combination of decreased tellurium product demand from certain customers in the photovoltaic market as well as weakening demand in Chinese metallurgical applications. In addition, this decline in tellurium product demand contributed to the substantial fall in the index price of tellurium which also negatively impacted segment bookings during the current quarter. Bookings for the six months ended December 31, 2011 for Military & Materials increased 3% to $46,344,000 compared to $44,871,000 for the same period last fiscal year. Excluding MLA, bookings for the six months ended December 31, 2011 compared to the same period last fiscal year decreased slightly, mostly due to the aforementioned effect of tellurium demand and pricing at PRM.

Revenues for the three months ended December 31, 2011 for Military & Materials increased 22% to $23,703,000, compared to $19,467,000 for the same period last fiscal year. Revenues for the six months ended December 31, 2011 for Military & Materials increased 20% to $47,362,000 compared to $39,602,000 for the same period last fiscal year. Although the tellurium index price substantially declined during December 2011, the majority of the impact on revenues at PRM will not be recognized until the second half of fiscal year 2012. As such, the increase in revenues for the three and six months ended December 31, 2011 compared to the same periods last fiscal year was primarily due to higher shipment volumes of selenium and tellurium at PRM.

Segment loss for the three months ended December 31, 2011 for Military & Materials was $386,000, compared to segment earnings of $3,425,000 for the same period last fiscal year. The segment loss for the three months ended December 31, 2011 was a result of an inventory write-down of tellurium of $2.2 million at PRM as well as compressed gross margins from tellurium products sold that were previously purchased at higher raw material index prices. Segment earnings for the six months ended December 31, 2011 for Military & Materials decreased 64% to $2,576,000 compared to $7,146,000 for the same period last fiscal year. The decrease in segment earnings is a result of the factors noted above as well as the recording of a bad debt provision resulting from a bankruptcy by a customer in the photovoltaic industry at PRM during the quarter ended September 30, 2011.

Advanced Products Group ($000’s)

	Three Months Ended December 31,		% (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2011	2010		2011	2010

Bookings	$11,628	$21,616	(46)%	$32,602	$43,277	(25)%
Revenues	$16,824	$19,360	(13)%	$42,632	$41,188	4%
Segment earnings	$1,470	$3,775	(61)%	$7,478	$7,186	4%

The Company’s Advanced Products Group (formerly, Compound Semiconductor Group) includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended December 31, 2011 for the Advanced Products Group decreased 46% to $11,628,000 compared to $21,616,000 for the same period last fiscal year. Bookings for the six months ended December 31, 2011 for the Advanced Products Group decreased 25% to $32,602,000 compared to $43,277,000 for the same period last fiscal year. The decrease in bookings for the three and six months ended December 31, 2011 compared to the same periods last fiscal year was primarily due to a delay in the release of the next phase of a major Department of Energy contract at Marlow as well as some unanticipated order delays for Marlow products in the industrial, optical communication and power generation markets. The segment’s WBG business unit also realized a bookings decrease due to the timing of a $5.2 million contract order from the U.S. Department of Defense that was received in the first half of fiscal year 2011 that is not expected to be received until the second half of fiscal year 2012.

Revenues for the three months ended December 31, 2011 for the Advanced Products Group decreased 13% to $16,824,000 compared to $19,360,000 for the same period last fiscal year. The decrease in revenues for the three months ended December 31, 2011 compared to the same period last fiscal year was primarily due to lower shipment volumes of the gesture recognition and optical communications product lines at Marlow. The decline in gesture recognition shipment volumes is primarily attributed to the year over year timing of inventory builds at our customer as well as some general softening in demand for this product line. Revenues for the six months ended December 31, 2011 for the Advanced Products Group increased 4% to $42,632,000 compared to $41,188,000 for the same period last fiscal year. The increase in revenues for the six months ended December 31, 2011 compared to the same period last fiscal year was primarily due to higher shipment volumes at WBG of large diameter Silicon Carbide substrates for radio frequency applications used in the commercial and defense markets.

Segment earnings for the three months ended December 31, 2011 decreased 61% to $1,470,000 compared to $3,775,000 for the same period last fiscal year. The decrease in segment earnings for the three months ended December 31, 2011 compared to the same period last fiscal year was primarily due to a decline in gross margin at Marlow resulting from unfavorable product mix as gesture recognition product sales with higher margin profiles have declined during the current three month period. Segment earnings for the six months ended December 31, 2011 increased 4% to $7,478,000 compared to $7,186,000 for the same period last fiscal year. The increase in segment earnings for the six months ended December 31, 2011 compared to the same period last fiscal year was primarily due to the marginal increase in revenue levels.

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

Sources (uses) of Cash: ($000)

	Six Months Ended December 31,
	2011	2010

Net cash provided by operating activities	$42,913	$33,012
Net proceeds on long-term borrowings	705	—
Proceeds from exercises of stock options	452	3,278
Purchase of businesses, net of cash acquired	(46,141)	(12,813)
Additions to property, plant and equipment	(23,068)	(14,668)

Cash provided by operating activities was $42,913,000 for the six months ended December 31, 2011 compared to cash provided by operating activities of $33,012,000 for the same period last fiscal year. The increase in cash provided by operating activities for the six months ended December 31, 2011 compared to the same period last fiscal year was the result of higher non-cash adjustments for depreciation, amortization and share-based compensation as well as improved working capital management. These increases were somewhat offset by lower net earnings realized during the six months ended December 31, 2011 when compared to the same period last fiscal year.

Net cash used in investing activities was $69,185,000 for the six months ended December 31, 2011 compared to net cash used of $26,421,000 for the same period last fiscal year. The majority of the increase in net cash used in investing activities was the result of the acquisition of Aegis in July 2011 as well as increased capital spending to support the Company’s efforts to expand capacity to meet long-term expected business requirements.

Net cash provided by financing activities during the six months ended December 31, 2011 mostly consisted of net long-term borrowings of $705,000 as well as proceeds from the exercise of stock options of $452,000. Net cash provided by financing activities during the six months ended December 31, 2010 consisted of proceeds from the exercise of stock options of $3,278,000 and the excess tax benefits from share-based compensation expense of $1,813,000.

In June 2011, the Company replaced its existing credit facility that was set to expire. The new credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The new credit facility has a five-year term through June 2016, and has interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2011, the Company was in compliance with all financial covenants.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	December 31, 2011	June 30, 2011

Cash and cash equivalents	$123,833	$149,460
Available borrowing capacity	32,100	34,100
Total debt obligation	20,888	18,729

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to cash balances held outside of the United States as the undistributed earnings of the Company’s foreign subsidiaries are indefinitely reinvested. The Company believes cash flow from operations, available cash reserves and borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for the remainder of fiscal year 2012.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2011.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$20,888	$3,888	$—	$17,000	$—
Interest Payments(1)	947	218	400	329	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	43,994	6,862	10,451	6,577	20,104
Purchase Obligations(2)	46,581	35,636	10,833	112	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$112,410	$46,604	$21,684	$24,018	$20,104

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2011.
(2)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials and unpaid purchase prices for the Company’s acquisitions of Photop and HIGHYAG.

The gross unrecognized income tax benefits under FIN 48 at December 31, 2011, which are excluded from the table above is $3.7 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

Changes in the foreign currency exchange rates of these currencies had a favorable impact on the results of operations for the three and six months ended December 31, 2011 by an after-tax gain of approximately $0.5 million and $0.7 million, respectively, or $0.01 per-share diluted. Changes in the foreign currency exchange rates of these currencies had an unfavorable impact on the results of operations for the three months ended December 31, 2010 by an after-tax loss of approximately $0.8 million, or $0.01 per-share diluted. Changes in the foreign currency exchange rates of these currencies on the results of operations for the six months ended December 31, 2010 were insignificant.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 300 million Yen loan to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount for the three and six months ended December 31, 2011. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.3 million to an increase of $1.7 million for the three months ended December 31, 2011. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.7 million to an increase of $2.1 million for the six months ended December 31, 2011.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM and AOFR Pty. Ltd., the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement gains were $0.1 million and $0.5 million, respectively, for the three and six months ended December 31, 2011. Foreign currency remeasurement gains were $0.2 million and $0.1 million, respectively, for the three and six months ended December 31, 2010.

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

Interest Rate Risks

As of December 31, 2011, the total borrowings of $20.9 million were from a loan of $3.9 million denominated in Japanese Yen and a line of credit borrowing of $17.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have had an immaterial impact on the Company’s financial results for the three and six months ended December 31, 2011.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results. The updated risk factor described below and those included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Natural Disasters or Other Global or Regional Catastrophic Events Could Disrupt Our Operations and Adversely Affect Results

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control such as the March 2011 earthquake in Japan or the October 2011 flooding in Thailand. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K filed November 8, 2011.

3.2	Amended and Restated By-Laws	Incorporated herein by reference is Exhibit 3.2 to II-VI’s Current Report on Form 8-K filed November 8, 2011.

10.27	Form of Nonqualified Stock Option under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.28	Form of Restricted Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.29	Form of Performance Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.30	Form of Stock Appreciation Rights under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302	Filed herewith.

of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File**

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.

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

II-VI INCORPORATED
(Registrant)

Date: February 8, 2012	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 8, 2012	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K filed November 8, 2011.

3.2	Amended and Restated By-Laws	Incorporated herein by reference is Exhibit 3.2 to II-VI’s Current Report on Form 8-K filed November 8, 2011.

10.27	Form of Nonqualified Stock Option under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.28	Form of Restricted Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.29	Form of Performance Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.30	Form of Stock Appreciation Rights under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File **

*	Denotes management contract or compensatory plan, contract or arrangement.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.

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