Form 10-Q
period 2012-03-31
II-VI INC
filed 2012-05-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

At May 2, 2012, 63,043,746 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2012	June 30, 2011
Assets
Current Assets
Cash and cash equivalents	$119,266	$149,460
Short-term investment	604	—
Accounts receivable – less allowance for doubtful accounts of $1,394 at March 31, 2012 and $766 at June 30, 2011	101,674	90,606
Inventories	140,086	126,430
Deferred income taxes	9,856	8,215
Prepaid and refundable income taxes	4,620	8,606
Prepaid and other current assets	16,155	12,223

Total Current Assets	392,261	395,540
Property, plant & equipment, net	152,134	138,135
Goodwill	81,099	64,262
Other intangible assets, net	44,825	28,732
Investments	10,528	15,458
Deferred income taxes	103	3
Other assets	6,570	5,072

Total Assets	$687,520	$647,202

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$26,010	$25,065
Accrued compensation and benefits	25,150	33,889
Accrued income tax payable	1,480	5,290
Deferred income taxes	66	141
Other accrued liabilities	21,603	22,853
Current portion of long-term debt	—	3,729

Total Current Liabilities	74,309	90,967
Long-term debt	13,646	15,000
Deferred income taxes	6,949	6,641
Other liabilities	10,841	11,493

Total Liabilities	105,745	124,101

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 69,419,282 shares at March 31, 2012; 69,077,492 shares at June 30, 2011	172,832	159,186
Accumulated other comprehensive income	13,872	13,116
Retained earnings	424,225	378,365

	610,929	550,667
Treasury stock, at cost, 6,492,211 shares at March 31, 2012 and 6,393,659 shares at June 30, 2011	30,259	28,293

Total II-VI Incorporated Shareholders’ Equity	580,670	522,374
Noncontrolling Interest	1,105	727

Total Shareholders’ Equity	581,775	523,101

Total Liabilities and Shareholders’ Equity	$687,520	$647,202

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2012	2011

Revenues (including contract research and development)
Domestic	$51,233	$51,273
International	81,357	78,724

Total Revenues	132,590	129,997

Costs, Expenses and Other Expense (Income)
Cost of goods sold (including contract research and development)	86,589	77,149
Internal research and development	5,698	3,892
Selling, general and administrative	23,329	23,286
Interest expense	48	34
Other expense (income), net	(2,311)	(1,431)

Total Costs, Expenses, and Other Expense (Income)	113,353	102,930

Earnings Before Income Taxes	19,237	27,067

Income Taxes	4,967	3,871

Net Earnings	14,270	23,196
Less: Net Earnings Attributable to Noncontrolling Interest	276	77

Net Earnings Attributable to II-VI Incorporated	$13,994	$23,119

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.22	$0.37
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.22	$0.36

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2012	2011

Revenues (including contract research and development)
Domestic	$156,958	$149,275
International	240,762	221,743

Total Revenues	397,720	371,018

Costs, Expenses and Other Expense (Income)
Cost of goods sold (including contract research and development)	253,241	218,898
Internal research and development	15,877	11,095
Selling, general and administrative	74,355	68,006
Interest expense	184	89
Other expense (income), net	(5,447)	(3,033)

Total Costs, Expenses, and Other Expense (Income)	338,210	295,055

Earnings Before Income Taxes	59,510	75,963

Income Taxes	13,006	15,111

Net Earnings	46,504	60,852
Less: Net Earnings Attributable to Noncontrolling Interest	644	209

Net Earnings Attributable to II-VI Incorporated	$45,860	$60,643

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.73	$0.98
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.71	$0.95

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$46,504	$60,852
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	22,226	18,557
Amortization	3,335	1,995
Share-based compensation expense	9,231	8,168
Impairment of property, plant and equipment	434	—
Gain on foreign currency remeasurements and transactions	(671)	(935)
Earnings from equity investments	(755)	(350)
Gain on sale of equity investments	(1,021)	(168)
Deferred income taxes	2,507	(1,163)
Excess tax benefits from share-based compensation expense	(469)	(2,240)
Increase (decrease) in cash from changes in:
Accounts receivable	(6,041)	(7,806)
Inventories	(11,155)	(25,900)
Accounts payable	(578)	6,348
Income taxes	(1,089)	(356)
Other operating net assets	(4,756)	2,674

Net cash provided by operating activities	57,702	59,676

Cash Flows from Investing Activities
Additions to property, plant & equipment	(32,771)	(28,856)
Purchase of businesses, net of cash acquired	(46,141)	(12,813)
Proceeds from sale of equity investments	1,906	168
Investments in unconsolidated business	—	(1,180)
Proceeds from the collection of notes receivable	—	2,000
Other investing activities	18	168

Net cash used in investing activities	(76,988)	(40,513)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	7,000	—
Payments on long-term borrowings	(13,295)	—
Proceeds from exercises of stock options	1,896	4,765
Excess tax benefits from share-based compensation expense	469	2,240
Payments on cash earnout arrangement	(6,000)	(6,000)

Net cash (used in) provided by financing activities	(9,930)	1,005

Effect of exchange rate changes on cash and cash equivalents	(978)	283

Net (decrease) increase in cash and cash equivalents	(30,194)	20,451

Cash and Cash Equivalents at Beginning of Period	149,460	108,026

Cash and Cash Equivalents at End of Period	$119,266	$128,477

Cash paid for interest	$182	$78
Cash paid for income taxes	$10,564	$16,400
Non-cash transaction:
Note receivable recorded from the sale of an equity investment	$3,653	$—

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock		Non- Controlling
	Shares	Amount	Income	Earnings	Shares	Amount	Interests	Total

BALANCE – JUNE 30, 2011	69,077	$159,186	$13,116	$378,365	(6,394)	$(28,293)	$727	$523,101

Shares issued under share-based compensation plans	342	1,980	—	—	—	—	—	1,980
Share-based compensation expense	—	9,231	—	—	—	—	—	9,231
Net earnings	—	—	—	45,860	—	—	644	46,504
Treasury stock under deferred compensation arrangements	—	1,966	—	—	(98)	(1,966)	—	—
Excess tax benefits from share-based compensation	—	469	—	—	—	—	—	469
Distribution of noncontrolling interests	—	—	—	—	—	—	(266)	(266)
Foreign currency translation adjustment	—	—	756	—	—	—	—	756

BALANCE – March 31, 2012	69,419	$172,832	$13,872	$424,225	(6,492)	$(30,259)	$1,105	$581,775

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three and nine months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. The consolidated results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2011 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements. Effective July 1, 2011, the Company renamed its former Compound Semiconductor Group reporting segment the Advanced Products Group. This name change has been reflected in this Form 10-Q and had no financial impact on the Company’s consolidated financial statements and footnote disclosures.

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

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. This guidance, with retrospective application, becomes effective for the Company for interim and annual periods beginning in fiscal year 2013. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements. Other comprehensive income for three and nine months ended March 2012, was $0.2 million and $0.8 million, respectively, and was $1.8 million and $4.1 million, respectively, for the three and nine months ended March 31, 2011.

In May 2011, the FASB issued an accounting standard update on fair value measurement and disclosure requirements. The update amends certain fair value measurement guidance and expands disclosure requirements primarily for fair value measurements utilizing significant unobservable inputs (Level 3) and items not measured at fair value but for which fair value must be disclosed. This update became effective for the Company for interim and annual reporting periods beginning in the third quarter of fiscal year 2012. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which were adopted in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Aegis Lightwave, Inc.

In July 2011, the Company acquired all of the outstanding shares of Aegis Lightwave, Inc. (“Aegis”), a privately-held company based in Woburn, Massachusetts with additional locations in New Jersey and Australia, for approximately $46.1 million, net of cash acquired of $8.4 million. Aegis supplies tunable optical devices required for high speed optical networks that provide the bandwidth expansion necessary for increasing Internet traffic. As a result of the acquisition, the Company will enhance its product portfolio for the increasing deployments of 40G and 100G in flexible and reconfigurable optical networks, including those aimed at delivering fiber to the home over passive optical networks. Aegis will work cooperatively with the Company’s subsidiary, Photop Technologies, Inc. (“Photop”) to achieve synergies by leveraging and expanding combined optical communication product offerings around the world. The Company is in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets and the related impact on deferred income taxes. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Aegis by June 30, 2012 ($000):

Assets
Short-term investment	$565
Accounts receivable, net	4,572
Inventories	2,853
Prepaid and other assets	256
Deferred income taxes	11,185
Property, plant & equipment	2,933
Intangible assets	19,047
Goodwill	16,193

Total assets acquired	$57,604

Liabilities
Accounts payable	$1,375
Deferred income taxes	7,176
Long-term debt	1,295
Other accrued liabilities	1,617

Total liabilities assumed	$11,463

Net assets acquired	$46,141

The goodwill of Aegis of approximately $16.2 million is included in the Near-Infrared Optics segment and is attributed to the expected synergies and the assembled workforce of Aegis. None of the goodwill is deductible for income tax purposes. The approximately $11.2 million of deferred tax assets of Aegis are primarily related to historical net operating losses and tax credit carryforwards. The Company has considered any carryforward limitations and expirations and expects to fully utilize these carryforwards to offset future income taxes.

The amount of revenues and earnings of Aegis included in the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2012 were revenues of $3.7 million and $11.5 million, respectively, and net losses of $0.5 million and $2.2 million, respectively. In conjunction with the acquisition of Aegis, the Company incurred approximately $0.9 million of transaction costs, which were expensed in fiscal year 2011 in accordance with current accounting standards.

The following unaudited pro-forma consolidated results of operations for fiscal year 2011 have been prepared as if the acquisition of Aegis had occurred on July 1, 2010, the beginning of the Company’s fiscal year 2011, which is the fiscal year prior to acquisition ($000 except per-share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	$132,590	$138,151	$397,720	$394,799
Net earnings attributable to II-VI Incorporated	13,994	24,269	45,860	64,283
Basic earnings per share	0.22	0.39	0.73	1.04
Diluted earnings per share	0.22	0.38	0.71	1.01

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

Langfang Haobo Diamond Co., Ltd.

In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd. (“Haobo”) to form a joint venture in Beijing, China. This investment was accounted for under the equity method of accounting. During the three and nine months ended March 31, 2012 and 2011, the Company’s pro-rata share of losses from this investment was immaterial. In March 2012, the Company sold its 40% non-controlling interest in Haobo for $5.5 million. The total consideration received was $1.9 million in cash and a $3.6 million note receivable which is expected to be collected by June 30, 2012. The sale of Haobo resulted in a gain of $1.0 million which was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Fuxin Electronic Technology Company

The Company has a total equity investment in Guangdong Fuxin Electronic Technology (Fuxin) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2012 and June 30, 2011 was $10.5 million and $10.1 million, respectively. During the three and nine months ended March 31, 2012, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.9 million, respectively, which was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the three and nine months ended March 31, 2011, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.6 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the nine months ended March 2012 and 2011, the Company recorded dividends from this equity investment of $0.5 million and $0.4 million, respectively.

Note 6.	Inventories

The components of inventories for the periods indicated were as follows ($000):

	March 31, 2012	June 30, 2011

Raw materials	$58,404	$53,108
Work in progress	41,522	36,265
Finished goods	40,160	37,057

	$140,086	$126,430

Note 7.	Property, Plant and Equipment

Property, plant and equipment for the periods indicated consist of the following ($000):

	March 31, 2012	June 30, 2011

Land and land improvements	$2,236	$2,043
Buildings and improvements	75,196	72,474
Machinery and equipment	223,340	197,136
Construction in progress	17,364	12,862

	318,136	284,515
Less accumulated depreciation	(166,002)	(146,380)

	$152,134	$138,135

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows for the period indicated ($000):

	Nine Months Ended March 31, 2012
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$10,038	$33,511	$10,399	$10,314	$64,262
Goodwill acquired – Aegis	—	16,193	—	—	16,193
Foreign currency translation	(240)	884	—	—	644

Balance – end of period	$9,798	$50,588	$10,399	$10,314	$81,099

In connection with the acquisition of Aegis, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying March 31, 2012 Condensed Consolidated Balance Sheet, which was based on the preliminary purchase price allocation. The Company intends to finalize its accounting for the acquisition of Aegis by June 30, 2012.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2012 and June 30, 2011 was as follows ($000):

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$21,524	$(7,212)	$14,312	$16,009	$(5,843)	$10,166
Trademarks	13,191	(870)	12,321	11,074	(811)	10,263
Customer Lists	25,981	(7,789)	18,192	14,327	(6,024)	8,303
Other	1,387	(1,387)	—	1,387	(1,387)	—

Total	$62,083	$(17,258)	$44,825	$42,797	$(14,065)	$28,732

In connection with the acquisition of Aegis, the Company recorded identifiable intangible assets of $19.0 million as a result of the preliminary valuation. The Company intends to finalize its identifiable intangible asset valuation for Aegis by June 30, 2012.

Amortization expense recorded on these intangible assets was $1.3 million and $3.3 million, for the three and nine months ended March 31, 2012, respectively, and was $0.8 million and $2.0 million for the three and nine months ended March 31, 2011, respectively. The patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 128 months. The customer lists are being amortized over approximately 120 months with a weighted average remaining life of approximately 105 months. The gross carrying amount of trademarks includes $11.4 million of acquired trade names resulting from past acquisitions. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries and Photop.

At March 31, 2012, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2012	$1,194
2013	4,050
2014	3,697
2015	3,441
2016	3,373

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31, 2012	June 30, 2011
Line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	$10,000	$15,000
Yen denominated line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	3,646	3,729

Total debt	13,646	18,729
Current portion of long-term debt	—	3,729

Long-term debt, less current portion	$13,646	$15,000

The Company’s credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants.

In January 2012, the Company established a Yen denominated line of credit to amend its Yen term loan that was set to expire in June 2012. The new Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2012 and June 30, 2011, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants.

The Company had available $41.5 million and $34.1 million under its lines of credit as of March 31, 2012 and June 30, 2011, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2012 and June 30, 2011, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The weighted average interest rate of total borrowings was 1.01% for the three and nine months ended March 31, 2012. The weighted average of total borrowings was $17.2 million and $20.7 million, respectively, for the three and nine months ended March 31, 2012.

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2012 and 2011 was 21.9% and 19.9%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on our effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of March 31, 2012 and June 30, 2011, the gross unrecognized income tax benefit was $3.0 million and $5.0 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at March 31, 2012 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.0 million and $5.0 million of gross unrecognized income tax benefit at March 31, 2012 and June 30, 2011 was immaterial.

Fiscal years 2010 and 2011 remain open to examination by the United States Internal Revenue Service, fiscal years 2007 to 2011 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2011 remain open to examination by certain foreign taxing jurisdictions. In addition, during the quarter ended March 31, 2012, the company reversed approximately $0.8 million of previously-recorded unrecognized income tax benefits due to the expiration of the federal statute of limitations related to fiscal year 2008. The Company’s fiscal years 2007, 2008 and 2009 California state income tax returns are currently under examination by the State of California’s Franchise Tax Board.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options that were not included in the calculation were approximately 74,000 and 180,000 for the three and nine months ended March 31, 2012, respectively, and 102,000 and 290,000 for the three and nine months ended March 31, 2011, respectively, because they were anti-dilutive ($000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net earnings attributable to II-VI Incorporated	$13,994	$23,119	$45,860	$60,643
Divided by:
Weighted average shares	62,855	62,352	62,752	62,076

Basic earnings attributable to II-VI Incorporated per common share	$0.22	$0.37	$0.73	$0.98

Net earnings attributable to II-VI Incorporated	$13,994	$23,119	$45,860	$60,643
Divided by:
Weighted average shares	62,855	62,352	62,752	62,076
Dilutive effect of common stock equivalents	1,773	1,856	1,562	1,626

Diluted weighted average common shares	64,628	64,208	64,314	63,702

Diluted earnings attributable to II-VI Incorporated per common share	$0.22	$0.36	$0.71	$0.95

Note 12.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at March 31, 2012: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop China and Vietnam, Aegis, and VLOC Incorporated (“VLOC”); (iii) Military & Materials, which consists of the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, Pacific Rare Specialty Metals & Chemicals, Inc. subsidiary (“PRM”), and MLA; and (iv) Advanced Products Group (formerly the Compound Semiconductor Group), which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); WMG is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and optoelectronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name and manufactures tunable optical devices and couplers and combiners required for high speed optical networks sold under the Aegis and AOFR Pty. Ltd. (“AOFR”) brand names, respectively. The Near-Infrared Optics segment also designs, manufactures and markets near-infrared and visible-light products for military applications and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium fluoride (“YLF”) lasers and Ultra-Violet (“UV”) Filter components sold under the VLOC brand name.

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name, refines specialty metals, primarily selenium and tellurium, under the PRM brand name, and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name. During the three and nine months ended March 31, 2012, the Military & Materials segment earnings were significantly impacted by inventory lower of cost or market adjustments at PRM of $3.8 million and $6.4 million, respectively. The lower of cost or market adjustment at PRM was driven by the recent weakness attributable to photovoltaic market demand resulting in downward pressure on global tellurium index prices.

The Advanced Products Group is located in the U.S., Japan, China, Vietnam and Germany and is directed by a Corporate Executive Vice President. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, optical communications, medical, consumer and industrial markets. WBG manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

In July 2011, the Company completed its acquisition of Aegis. See “Note 4. Acquisitions.” Aegis is combined with the Company’s Near-Infrared Optics segment for financial reporting purposes. Segment earnings for the Near-Infrared Optics segment include the operating results of Aegis for the three and nine months ended March 31, 2012.

In December 2010, the Company completed its acquisition of MLA. See “Note 4. Acquisitions.” MLA is combined with the Company’s Military & Materials segment for financial reporting purposes. Segment earnings for the Military & Materials segment include the operating results of MLA since the date of acquisition.

The following table summarizes selected financial information of the Company’s operations for the periods indicated by segment ($000):

	Three Months Ended March 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$50,678	$39,677	$27,006	$15,229	$—	$132,590
Inter-segment revenues	769	201	105	902	(1,977)	—
Segment earnings	13,845	2,647	3	479	—	16,974
Interest expense	—	—	—	—	—	(48)
Other income, net	—	—	—	—	—	2,311
Income taxes	—	—	—	—	—	(4,967)
Net earnings	—	—	—	—	—	14,270
Depreciation and amortization	1,985	4,700	964	1,080	—	8,729
Segment assets	205,151	284,201	96,155	102,013	—	687,520
Expenditures for property, plant and equipment	1,672	4,060	2,159	1,812	—	9,703
Equity investment	—	—	—	10,528	—	10,528
Goodwill	9,798	50,588	10,399	10,314	—	81,099

	Three Months Ended March 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$48,407	$42,354	$22,319	$16,917	$—	$129,997
Inter-segment revenues	455	89	2,157	1,334	(4,035)	—
Segment earnings	12,664	5,526	4,626	2,854	—	25,670
Interest expense	—	—	—	—	—	(34)
Other expense, net	—	—	—	—	—	1,431
Income taxes	—	—	—	—	—	3,871
Net earnings	—	—	—	—	—	23,196
Depreciation and amortization	1,885	3,327	867	794	—	6,873
Segment assets	233,130	201,165	79,234	88,341	—	601,870
Expenditures for property, plant and equipment	3,251	6,513	1,472	2,952	—	14,188
Equity investments	—	—	—	15,228	—	15,228
Goodwill	10,005	32,374	10,214	10,314	—	62,907

	Nine Months Ended March 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$148,236	$117,255	$74,368	$57,861	$—	$397,720
Inter-segment revenues	2,473	613	4,486	2,819	(10,391)	—
Segment earnings	37,672	6,039	2,579	7,957	—	54,247
Interest expense	—	—	—	—	—	(184)
Other income, net	—	—	—	—	—	5,447
Income taxes	—	—	—	—	—	(13,006)
Net earnings	—	—	—	—	—	46,504
Depreciation and amortization	6,319	13,264	2,918	3,060	—	25,561
Expenditures for property, plant and equipment	5,499	12,811	6,251	8,210	—	32,771

	Nine Months Ended March 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$130,275	$120,717	$61,921	$58,105	$—	$371,018
Inter-segment revenues	1,826	211	4,942	3,410	(10,389)	—
Segment earnings	30,732	20,475	11,772	10,040	—	73,019
Interest expense	—	—	—	—	—	(89)
Other income, net	—	—	—	—	—	3,033
Income taxes	—	—	—	—	—	15,111
Net earnings	—	—	—	—	—	60,852
Depreciation and amortization	5,981	10,085	2,067	2,419	—	20,552
Expenditures for property, plant and equipment	5,836	11,786	4,342	6,892	—	28,856

Note 13.	Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company grants employee stock option awards, restricted share awards and performance share awards under the Company’s 2009 Omnibus Incentive Plan (the “Plan”). The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. During the three and nine months ended March 31, 2012, the Company recorded $2.1 million and $9.2 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. During the three and nine months ended March 31, 2011, the Company recorded $2.2 million and $8.2 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings based on the employee classification of the grantees.

Stock Options:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock option awards. During the three and nine months ended March 31, 2012, the weighted-average fair values of options granted under the Plan were $9.42 and $9.33 per option, respectively, and $12.93 and $8.48 per option for the three and nine months ended March 31, 2011, respectively, using the following assumptions:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011

Risk free interest rate	0.77%	3.05%	1.05%	2.13%
Expected volatility	49%	45%	59%	48%
Expected life of options	4.53 years	6.68 years	5.47 years	6.73 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted-average rate for all options granted during the periods. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed and expected time to post-vesting exercises and forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are generally estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. Generally, twenty percent of each stock option award may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The stock option plan also has vesting provisions predicated upon the death, retirement or disability of the grantee. Included in the $2.1 million and $9.2 million of share-based compensation expense for the three and nine months ended March 31, 2012, respectively, was $1.1 million and $5.1 million, respectively, of share-based compensation expense related to stock option awards. Included in the $2.2 million and $8.2 million of share-based compensation expense for the three and nine months ended March 31, 2011, respectively, was $0.7 million and $4.8 million, respectively, of share-based compensation expense related to stock option awards.

Restricted Share Awards:

The restricted share awards compensation expense was calculated based on the number of shares expected to be earned by the grantee multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%. Included in the $2.1 million and $9.2 million of share-based compensation expense for the three and nine months ended March 31, 2012, respectively, was $0.7 million and $2.2 million, respectively, of share-based compensation expense related to restricted share awards. Included in the $2.2 million and $8.2 million of share-based compensation expense for the three and nine months ended March 31, 2011, respectively, was $0.3 million and $0.9 million, respectively, of share-based compensation expense related to restricted share awards.

Performance Share Awards:

The Compensation Committee granted certain named executive officers and employees performance share awards under the Plan. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of financial performance for the applicable performance periods.

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

Performance shares compensation expense is calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant. Included in the $2.1 million and $9.2 million of share-based compensation expense for the three and nine months ended March 31, 2012, respectively, was $0.3 million and $1.9 million, respectively, of share-based compensation expense related to performance share awards. Included in the $2.2 million and $8.2 million of share-based compensation expense for the three and nine months ended March 31, 2011, respectively, was $1.2 million and $2.5 million, respectively, of share-based compensation expense related to performance share awards.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2012, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. During March 2012, the Company settled its contingent earnout arrangement that was previously recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by US GAAP. The Company uses the income approach in measuring the fair value of the earnout arrangement, which included a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement. The fair value remeasurement of the earnout arrangement for the three and nine months ended March 31, 2012 and 2011 was insignificant. In conjunction with the July 2011 acquisition of Aegis, the Company acquired a Level 1 investment in the form of a certificate of deposit that matures in July 2012 and was recorded at fair value as of March 31, 2012. The fair value remeasurement of the certificate of deposit for the three and nine months ended March 31, 2012 was insignificant. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of March 31, 2012 ($000):

	Fair Value Measurements at March 31, 2012 Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificate of deposit	$604	$604	$—	$—
Foreign currency forward contracts	$225	$—	$225	$—

Liabilities:
Contingent earnout arrangement	$—	$—	$—	$—

	Fair Value Measurements at June 30, 2011 Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$5,941	$—	$—	$5,941
Foreign currency forward contracts	$174	$—	$174	$—

The following table presents a reconciliation of the beginning and ending fair-value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of Photop:

Significant Unobservable Inputs (Level 3)
Balance at June 30, 2011	$5,941
Changes in fair value	$59
Earn out payment	(6,000)

Balance at March 31, 2012	$—

Note 15.	Derivative Instruments

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

The Company has recorded the fair market value of these contracts in the Company’s financial statements. These contracts had a total contract value of $6.3 million and $7.8 million at March 31, 2012 and June 30, 2011, respectively. As of March 31, 2012, these forward contracts had expiration dates ranging from April 2012 through July 2012 with Japanese Yen denominations individually ranging from 160 million Yen to 170 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities or Prepaid and other current assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three and nine months ended March 31, 2012 and 2011 was insignificant.

Note 16.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet, as of and for the nine months ended March 31, 2012 ($000):

Nine Months Ended March 31, 2012
Balance – Beginning of Period	$1,187
Payments made during the period	(1,180)
Additional warranty liability recorded during the period	1,290

Balance – End of Period	$1,297

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 26, 2011, in the Company’s Form 10-Q for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on February 8, 2012, and herein.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), the worldwide leader in crystal growth technology, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics, optical communications, medical and thermoelectronics applications.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing high technology materials and derivative products for precision use in industrial, optical communications, military, medical and aerospace applications. We also generate revenues, earnings and cash flows from external customer and government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

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

The Company recognizes revenues when the criteria of SEC Staff Accounting Bulletin: No. 104 – “Revenue Recognition in Financial Statements” (“SAB 104”) are met. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in all cases with the exception of certain customers. For these customers, which represent approximately 5% of our consolidated revenues, title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with SAB 104, and that we have adequately considered the requirements of ASC Topic 605 Revenue Recognition. Revenues generated from transactions other than product shipments are contract related and have historically accounted for less than 5% of the Company’s consolidated revenues.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2012 were $1.4 million and $1.3 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Bookings	$145,776		$142,883

		% of Revenues		% of Revenues
Total Revenues	$132,590	100.0%	$129,997	100.0%
Cost of goods sold	86,589	65.3	77,149	59.3

Gross margin	46,001	34.7	52,848	40.7

Operating Expenses:
Internal research and development	5,698	4.3	3,892	3.0
Selling, general and administrative	23,329	17.6	23,286	17.9
Interest and other, net	(2,263)	(1.7)	(1,397)	(1.1)

Earnings before income tax	19,237	14.5	27,067	20.8
Income taxes	4,967	3.7	3,871	3.0

Net earnings	14,270	10.8	23,196	17.8
Net earnings attributable to noncontrolling interest	276	0.2	77	0.1

Net earnings attributable to II-VI Incorporated	$13,994	10.6	$23,119	17.8

Diluted earnings per-share	$0.22		$0.36

	Nine Months Ended March 31, 2012		Nine Months Ended March 31, 2011

Bookings	$392,906		$389,061

		% of Revenues		% of Revenues
Total Revenues	$397,720	100.0%	$371,018	100.0%
Cost of goods sold	253,241	63.7	218,898	59.0

Gross margin	144,479	36.3	152,120	41.0

Operating Expenses:
Internal research and development	15,877	4.0	11,095	3.0
Selling, general and administrative	74,355	18.7	68,006	18.3
Interest and other, net	(5,263)	(1.3)	(2,944)	(0.8)

Earnings before income tax	59,510	15.0	75,963	20.5
Income taxes	13,006	3.3	15,111	4.1

Net earnings	46,504	11.7	60,852	16.4
Net earnings attributable to noncontrolling interest	644	0.2	209	0.1

Net earnings attributable to II-VI Incorporated	$45,860	11.5	$60,643	16.3

Diluted earnings per-share	$0.71		$0.95

The above results include MLA and Aegis for the periods since their acquisition dates.

Executive Summary

During the three months ended March 31, 2012, the Company began to see positive signs of strengthening markets for its largest business units. The Infrared Optics segment benefited from higher world-wide laser utilization which resulted in strong order intake for its products. In addition, Photop’s bookings strengthened as a result of increasing demand related to the optical communication market. Despite the recent positive bookings trends and the increases in consolidated revenues when compared to the same periods last fiscal year, net earnings attributable to II-VI Incorporated for the three and nine months ended March 31, 2012 decreased to $13,994,000 ($0.22 per-share diluted) and $45,860,000 ($0.71 per-share diluted), respectively, compared to $23,119,000 ($0.36 per-share diluted) and $60,643,000 ($0.95 per-share diluted), respectively, for the same periods last fiscal year. During the three and nine months ended March 31, 2012, the Company’s operating results were negatively impacted by an after-tax write-down of tellurium inventory of $3.6 million ($0.06 per-share diluted) and $6.1 million ($0.10 per-share diluted), respectively, at our PRM business unit. The write-down at PRM was driven by the recent weakness attributable to photovoltaic market demand resulting in significant downward pressure on global tellurium index prices. In the event that the global index price of tellurium experiences a further decline from its current level, the Company would be required to record an additional write-down of its tellurium inventory in future periods. The impact of the tellurium write-down during the three months ended March 31, 2012, was somewhat offset by an after-tax gain on the sale of the Company’s equity investment in Haobo of $1.0 million. The impact of the tellurium write-down during the nine months ended March 31, 2012 was somewhat offset by the sale of Haobo as well as a $1.4 million gain related to the sale of precious metals inventory used in the production process. In addition, the Company continues to invest resources in restoring Aegis to full manufacturing capacity in wake of the recent flooding in Thailand, as well as in research and development activities at Aegis and Photop in an effort to expand and improve current product offerings in the optical communications market for the ongoing transition of 40G and 100G applications. Furthermore, lower profitability at certain of the Company’s lower tax jurisdictions has contributed to a shift in earnings to high tax jurisdictions, resulting in an increase in the Company’s year-to-date effective income tax rate.

Consolidated

Bookings. Bookings for the three months ended March 31, 2012 increased 2.0% to $145,776,000, compared to $142,883,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2012 increased 1.0% to $392,906,000, compared to $389,061,000 for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The consistency in overall bookings levels is attributable to positive order trends in the Infrared Optics and Military & Materials segments, offset somewhat by bookings declines at Marlow and WBG within the Company’s Advanced Products Group segment. The increased bookings at Infrared Optics was pervasive across the majority of the segment’s markets and was driven by higher world-wide laser utilization and increased activity in regard to the low-power and high-power CO2 laser systems. Within the Military & Materials segment, PRM experienced higher bookings as a result of a new product offering of a rare earth element used in a non-photovoltaic green energy application as well as favorable selenium pricing. Within the Advanced Products Group segment, two large blanket orders at the Company’s WBG business unit were delayed while the Company’s Marlow business unit continued to experience a shortfall of orders due to delays in government funding for military related programs and reductions in orders for its gesture recognition product line.

Revenues. Revenues for the three months ended March 31, 2012 increased 2.0% to $132,590,000, compared to $129,997,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2012 increased 7.2% to $397,720,000, compared to $371,018,000 for the same period last fiscal year. The increase in revenues was attributable to the Infrared Optics and Military & Materials segments, somewhat offset by the lower volume of product shipments at the Company’s Marlow business within the Advanced Products Group segment. The Infrared Optics segment benefited from increased shipment volumes to the US aftermarket and Asian low-power markets while demand in Europe for products manufactured by the segment’s HIGHYAG business unit grew. The Military & Materials segment benefited from increased shipment volume and pricing of selenium at the Company’s PRM business unit resulting from increased demand. These increased shipment volumes were somewhat offset by lower revenues at the Company’s Marlow business unit within the Advanced Products Group segment as a result of declines in demand for the gesture recognition product line combined with shipment delays in the defense, medical and telecommunication markets.

Gross margin. Gross margin for the three months ended March 31, 2012 was $46,001,000 or 34.7% of total revenues, compared to $52,848,000 or 40.7% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2012 was $144,479,000, or 36.3% of total revenues, compared to $152,120,000, or 41.0% of total revenues, for the same period last fiscal year. A major contributor to the lower gross margin for the three and nine months ended March 31, 2012, was the inventory write-down and reduced gross margins on tellurium products sold at PRM caused by the significant decline in global tellurium index prices. In addition, the decline in gesture recognition shipment volume at the Company’s Marlow business unit resulted in an unfavorable change in product mix which further compressed gross margin, while a shift in product mix at the Company’s Photop business unit to products with lower margin profiles negatively impacted gross margins during the three and nine months ended March 31, 2012 when compared to the same periods last fiscal year. Furthermore, for the nine months ended March 31, 2012, gross margin at the Company’s Aegis business unit was negatively impacted by an impairment charge for machinery, equipment and inventory that were damaged as a result of the Thailand flooding at its contract manufacturer.

Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2012 were $5,698,000, or 4.3% of revenues, compared to $3,892,000, or 3.0% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2012 were $15,877,000, or 4.0% of revenues, compared to $11,095,000, or 3.0% of revenues, for the same period last fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of ongoing research and development investment at Photop and Aegis within the Near-Infrared optics segment. Photop is focusing research and development efforts on optical communication and commercial optic markets, specifically regarding optical switching router modules for data network customers as well as certain solutions for 40G and 100G optical networks. In conjunction with the addition of recently-acquired Aegis, the Company is currently investing in new product development of optical channel monitors and high-power fiber couplers and combiners.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2012 were $23,329,000, or 17.6% of revenues, compared to $23,286,000, or 17.9% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2012 were $74,355,000, or 18.7% of revenues, compared to $68,006,000, or 18.3% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues has normalized with the continued recovery of the global economy and has remained materially consistent during the three and nine months ended March 31, 2012 compared to the same periods last fiscal year.

Interest and other, net. Interest and other, net for the three and nine months ended March 31, 2012 was income of $2,263,000 and $5,263,000, respectively. Included in interest and other, net for the three months ended March 31, 2012 is a $1.0 million gain related to the Company’s sale of its equity investment in Haobo. In addition, the Company benefited from unrealized gains on the deferred compensation plan, business interruption insurance proceeds at AOFR from the Thailand flooding, earnings from the Company’s equity investment in Fuxin. The majority of interest and other, net for the nine months ended March 31, 2012 was the result of the aforementioned $1.0 million gain on the sale of Haobo, a $1.4 million gain related to the sale of precious metals inventory, earnings of equity investments and net interest income on excess cash reserves. Interest and other, net for the three and nine months ended March 31, 2011 was income of $1,397,000 and $2,944,000, respectively. The majority of interest and other, net for the three and nine months ended March 31, 2011 was the result of foreign currency gains as well as earnings from the Company’s equity investments, unrealized gains on the deferred compensation plan and interest income on excess cash reserves.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2012 was 21.9%, compared to an effective tax rate of 19.9% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates. The majority of the change in the Company’s year-to-date effective tax rate from the same period last fiscal year is the result of a shift in the mix of earnings from the Company’s lower tax jurisdictions to its higher tax jurisdictions.

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

Infrared Optics ($000’s)

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	Increase	2012	2011	Increase

Bookings	$59,112	$52,535	13%	$153,983	$140,843	9%
Revenues	$50,678	$48,407	5%	$148,236	$130,275	14%
Segment earnings	$13,845	$12,664	9%	$37,672	$30,732	23%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended March 31, 2012 for Infrared Optics increased 13% to $59,112,000, compared to $52,535,000 for the same period last fiscal year. Bookings for the nine months ended March, 31 2012 for Infrared Optics increased 9% to $153,983,000, compared to $140,843,000 for the same period last fiscal year. The increase in bookings for the three and nine months ended March 31, 2012 compared to the same periods last fiscal year was primarily driven by increased demand across the majority of markets and geographic locations of the segment. Increased world-wide laser utilization, strengthening activity in the North American low-power and high-power CO2 laser markets and positive order activity from the segment’s HIGHYAG business unit contributed to the higher bookings levels.

Revenues for the three months ended March 31, 2012 for Infrared Optics increased 5% to $50,678,000, compared to $48,407,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2012 increased 14% to $148,236,000, compared to $130,275,000 for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2012 compared to the same periods last fiscal year was primarily due to higher shipment volumes of laser optics used by both low-power OEM’s and aftermarket customers while the segment’s HIGHYAG business unit continues to experience higher revenues for its one micron beam components used primarily in laser welding applications.

Segment earnings for the three months ended March 31, 2012 for Infrared Optics increased 9% to $13,845,000, compared to $12,664,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2012 increased 23% to $37,672,000, compared to $30,732,000 for the same period last fiscal year. The increase in segment earnings for the three and nine months ended March 31, 2012 compared to the same periods last fiscal year was primarily due to the additional margin realized on the segment’s higher revenue levels as well as favorable operating leverage from cost-containment efforts to ensure incremental revenues outpaced incremental operating costs.

Near-Infrared Optics ($000’s)

	Three Months Ended			Nine Months Ended		%
	March 31,		%	March 31,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Bookings	$46,149	$47,195	(2)%	$119,462	$116,917	2%
Revenues	$39,677	$42,354	(6)%	$117,255	$120,717	(3)%
Segment earnings	$2,647	$5,526	(52)%	$6,039	$20,475	(71)%

The Company’s Near-Infrared Optics segment includes the combined operations of Photop, Aegis and VLOC. The above results include Aegis for the three and nine months ended March 31, 2012 only, as this acquisition was completed in July 2011.

Bookings for the three months ended March 31, 2012 for Near-Infrared Optics decreased 2% to $46,149,000, compared to $47,195,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2012 increased 2% to $119,462,000, compared to $116,917,000 for the same period last fiscal year. Excluding Aegis, bookings for the three and nine months ended March 31, 2012 decreased by 14% and 9%, respectively, as Photop experienced slower order intake from major Chinese customers in the optical communications market whose inventory build peaked during the prior year quarter. Furthermore, VLOC experienced a decline in orders from current military customers for its UV Filter and other military product lines due to budget constraints and uncertainty in funding levels.

Revenues for the three months ended March 31, 2012 for Near-Infrared Optics decreased 6% to $39,677,000, compared to $42,354,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2012 decreased 3% to $117,255,000, compared to $120,717,000 for the same period last fiscal year. Excluding Aegis, revenues decreased by 15% and 12%, respectively, for the current three and nine month periods due to declining shipment volumes at VLOC of its UV Filter product line and other military related products as well as decreased contract revenues.

Segment earnings for the three months ended March 31, 2012 for Near-Infrared Optics decreased 52% to $2,647,000, compared to $5,526,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2012 decreased 71% to $6,039,000, compared to $20,475,000 for the same period last fiscal year. The decrease in segment earnings was attributed to the addition of Aegis which continued to incur operating losses as a result of the flooding in Thailand which has constrained manufacturing capabilities and caused the segment to realize incremental costs in re-establishing capacity. Specifically, Aegis lost the majority of its production capabilities in October 2011 as the facilities at Aegis’s contract manufacturer were severely damaged and ceased operations for an extended period of time. This resulted in lost revenues as well as impairment charges for damaged machinery, equipment and inventory which were recorded during the nine months ended March 31, 2012. Earnings at VLOC were negatively impacted by the declining shipment volumes of its military related products. In addition, Photop experienced a decline in gross margin resulting from an unfavorable product mix as optical communication sales with higher margin product profiles have declined during the current three and nine month periods. Furthermore, Photop and Aegis continue to contribute resources to invest in internal research and development activities for products specific to the optical communication market.

Military & Materials ($000’s)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Bookings	$28,979	$23,859	21%	$75,323	$68,730	10%
Revenues	$27,006	$22,319	21%	$74,368	$61,921	20%
Segment earnings	$3	$4,626	(100)%	$2,579	$11,772	(78)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, and MLA. The above results include MLA since its acquisition date in December 2010.

Bookings for the three months ended March 31, 2012 for Military & Materials increased 21% to $28,979,000, compared to $23,859,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2012 increased 10% to 75,323,000, compared to $68,730,000 for the same period last fiscal year. Excluding MLA, the increase in bookings for the three and nine months ended March 31, 2012 compared to the same periods last fiscal year was mostly attributable to PRM. Order volumes and pricing increases related to selenium, combined with bookings for a new rare earth material, more than offset the unfavorable impact of reduced demand and pricing for tellurium.

Revenues for the three months ended March 31, 2012 for Military & Materials increased 21% to $27,006,000, compared to $22,319,000 for the same period last fiscal year. Revenues for the nine months ended March 31, 2012 for Military & Materials increased 20% to $74,368,000 compared to $61,921,000 for the same period last fiscal year. At PRM, higher shipment volume and pricing of selenium have more than offset the decline in tellurium product revenues.

Segment earnings for the three months ended March 31, 2012 for Military & Materials was $3,000, compared to segment earnings of $4,626,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2012 was $2,579,000, compared to segment earnings of $11,772,000 for the same period last fiscal year. The decrease in segment earnings for the three and nine months ended March 31, 2012 was attributable to the segment’s PRM business unit as the global index price of tellurium declined through March 31, 2012, primarily driven by weakening demand in the photovoltaic market as increased competition and excess capacity put downward pressure on the pricing of such material. During the three and nine months ended March 31, 2012, PRM incurred losses as a result of an inventory write-down of tellurium of $3.8 million and $6.5 million, respectively, as well as compressed gross margins from tellurium products sold that were previously purchased at higher raw material index prices.

Advanced Products Group ($000’s)

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2012	2011	(Decrease)	2012	2011	(Decrease)

Bookings	$11,536	$19,294	(40)%	$44,138	$62,571	(29)%
Revenues	$15,229	$16,917	(10)%	$57,861	$58,105	(—)%
Segment earnings	$479	$2,854	(83)%	$7,957	$10,040	(21)%

The Company’s Advanced Products Group (formerly, Compound Semiconductor Group) includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended March 31, 2012 for the Advanced Products Group decreased 40% to $11,536,000, compared to $19,294,000 for the same period last fiscal year. Bookings for the nine months ended March 31, 2012 for the Advanced Products Group decreased 29% to $44,138,000, compared to $62,571,000 for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2012 compared to the same periods last fiscal year was primarily due to delays for two large blanket orders at the segment’s WBG business unit combined with a significant reduction in demand for Marlow’s gesture recognition product line. In addition, bookings at Marlow were negatively impacted by delays in government funding and budget constraints of defense customers.

Revenues for the three months ended March 31, 2012 for the Advanced Products Group decreased 10% to $15,229,000, compared to $16,917,000 for the same period last fiscal year. The decrease in revenues for the three months ended March 31, 2012 compared to the same period last fiscal year was primarily due to lower shipment volumes of the gesture recognition and telecommunication products at Marlow. The decline in gesture recognition shipment volumes is primarily attributed to the year-over-year timing of inventory builds at our customer as well as some overall weakening demand for this product line. Revenues for the nine months ended March 31, 2012 remained consistent when compared to the same period last fiscal year as increases in shipment volumes of large diameter silicon carbide substrates at the segment’s WBG business unit were offset by previously-mentioned decreases in gesture recognition shipments at Marlow.

Segment earnings for the three months ended March 31, 2012 decreased 83% to $479,000, compared to $2,854,000 for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2012 decreased 21% to $7,957,000, compared to $10,040,000 for the same periods last fiscal year. The decrease in segment earnings for the three and nine months ended March 31, 2012 compared to the same period last fiscal year was primarily due to a decline in gross margin at Marlow resulting from unfavorable product mix as sales with higher margin profiles have declined during the current three and nine month period.

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

Sources (uses) of Cash: ($000)

	Nine Months Ended
	March 31,
	2012	2011

Net cash provided by operating activities	$57,702	$59,676
Proceeds from exercises of stock options	1,896	4,765
Purchase of businesses, net of cash acquired	(46,141)	(12,813)
Additions to property, plant and equipment	(32,771)	(28,856)
Net payments on long-term borrowings	(6,295)	—
Payments on cash earnout arrangement	(6,000)	(6,000)

Cash provided by operating activities was $57,702,000 for the nine months ended March 31, 2012, compared to cash provided by operating activities of $59,676,000 for the same period last fiscal year. The decrease in cash provided by operating activities was the result of lower net earnings realized offset somewhat by stronger working capital management and higher non-cash adjustments for depreciation, amortization and share-based compensation.

Net cash used in investing activities was $76,988,000 for the nine months ended March 31, 2012, compared to net cash used of $40,513,000 for the same period last fiscal year. The majority of the increase in net cash used in investing activities was the result of the acquisition of Aegis in July 2011 as well as increased capital spending to support the Company’s efforts to expand capacity to meet long-term expected business requirements.

Net cash used in financing activities during the nine months ended March 31, 2012 mostly consisted of net payments on long-term borrowings of $6,295,000 and a $6,000,0000 earnout payment made to the former shareholders of Photop. These payments were slightly offset by cash proceeds of $1,896,000 from the exercise of stock options. Net cash provided by financing activities during the nine months ended March 31, 2011 consisted of proceeds from the exercise of stock options of $4,765,000 and the excess tax benefits from share-based compensation expense of $2,240,000. These proceeds were mostly offset by the $6,000,000 earnout payment made to the former shareholders of Photop.

In June 2011, the Company replaced its existing credit facility which was set to expire. The new credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The new credit facility has a five-year term through June 2016, and has interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants.

In January 2012, the Company established a Yen denominated line of credit to replace its Yen term loan that was set to expire in June 2012. The new Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2012 and June 30, 2011, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2012, the Company was in compliance with all financial covenants.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	March 31,	June 30,
	2012	2011

Cash and cash equivalents	$119,266	$149,460
Available borrowing capacity	41,500	34,100
Total debt obligation	13,646	18,729

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. Cash balances held outside the United States could be repatriated to the

United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested. The Company believes cash flow from operations, available cash reserves and borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, debt payments and internal growth for the next twelve months.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2012.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-Term Debt Obligations	$13,646	$—	$—	$13,646	$—
Interest Payments(1)	609	136	255	218	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	42,796	6,769	10,385	5,982	19,660
Purchase Obligations(2)	34,280	27,187	7,005	88	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$91,331	$34,092	$17,645	$19,934	$19,660

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2012.
(2)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials.

The $3.0 million gross unrecognized income tax benefit at March 31, 2012, is excluded from the table above. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

Changes in the foreign currency exchange rates of these currencies had an immaterial impact on the results of operations for all periods presented.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 500 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount for the three and nine months ended March 31, 2012. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.5 million to an increase of $1.3 million for the three months ended March 31, 2012. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $2.5 million to an increase of $3.1 million for the nine months ended March 31, 2012.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM and AOFR, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement was immaterial for all periods presented.

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

Interest Rate Risks

As of March 31, 2012, the total borrowings of $13.6 million were from a line of credit of $3.6 million denominated in Japanese Yen and a line of credit borrowing of $10.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have had an immaterial impact on the Company’s financial results for the three and nine months ended March 31, 2012.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011 and in Part II. “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, which could materially affect our business, financial condition or future results. The updated risk factor described below and those included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Commodity Prices May Adversely Affect Our Results of Operations and Financial Condition

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Our businesses purchase, produce and sell high purity tellurium, selenium and other raw materials based upon quoted market prices from minor metal exchanges. As a result, the negative impact from changes in commodity prices such as the recent decline in global tellurium prices, which may not be recovered in our product sales, could have a material adverse effect on our business, results of operations or financial condition. In the event that the global index price of tellurium experiences a further decline from its current level, the Company would be required to record an additional write-down of its tellurium inventory in future periods.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.31	Form of Performance Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.32	Form of Restricted Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File **

*	Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED
(Registrant)

Date:	May 9, 2012	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date:	May 9, 2012	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.31	Form of Performance Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

10.32	Form of Restricted Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File **

*	Denotes management contract or compensatory plan, contract or arrangement.

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