Form 10-K
period 2012-06-30
II-VI INC
filed 2012-08-28
CIK 820318

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-16195

II-VI INCORPORATED

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1214948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Saxonburg Boulevard
Saxonburg, PA	16056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 724-352-4455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

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

Yes ☐     No ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2011, was approximately $969,097,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 20, 2012, was 62,888,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2012 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Form 10-K involve risks and uncertainties, which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements herein or in previous disclosures. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that these expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Actual results could materially differ from such statements. In addition to general industry and economic conditions, including any failure to sustain the recent recovery from the global economic downturn, factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; (ii) the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K; (iii) purchasing patterns from customers and end-users; (iv) timely release of new products, and acceptance of such new products by the market; (v) the introduction of new products by competitors and other competitive responses; and (vi) the Company’s ability to devise and execute strategies to respond to market conditions which could have a material adverse effect on our results of operations and cash flows. These forward-looking statements speak only as of the date of this report and the Company disclaims any obligation to update information in this report, including any forward-looking statements, whether as a result of new information, future events or developments, or otherwise.

PART I

Item 1.	BUSINESS

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us,” or “our”) was incorporated in Pennsylvania in 1971. Our executive offices are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056. Our telephone number is 724-352-4455. Reference to “II-VI,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly-owned and majority-owned subsidiaries. The Company’s name is pronounced “Two Six Incorporated.” The majority of our revenues are attributable to the sale of engineered materials and opto-electronic components for industrial, military and medical laser applications, optical communications products, compound semiconductor substrate-based products and elements for material processing and refinement. Reference to “fiscal” or “fiscal year” means our fiscal year ended June 30 for the year referenced.

The Company consists of four reportable segments: (i) Infrared Optics; (ii) Near-Infrared Optics; (iii) Military & Materials; and (iv) Advanced Products Group (formerly Compound Semiconductor Group). See below for a more detailed description of these segments.

In July 2011, the Company acquired all of the outstanding shares of Aegis Lightwave, Inc. (“Aegis”), a privately-held company based in Woburn, Massachusetts with additional locations in New Jersey and Australia. Aegis supplies tunable optical devices required for high speed optical networks that provide the bandwidth expansion necessary for increasing Internet traffic. Aegis became a business unit within our Near-Infrared Optics operating segment. The financial results include the results of Aegis since the acquisition date.

In December 2010, the Company acquired all of the outstanding shares of Max Levy Autograph, Inc. (“MLA”), a privately-held company based in Philadelphia, Pennsylvania. MLA manufactures micro-fine conductive mesh patterns for optical, mechanical and ceramic components for applications such as circuitry, metrology standards, targeting calibration and suppression of electro-magnetic interference. MLA became a business unit within our Military & Materials operating segment. The financial results include the results of MLA since the acquisition date.

In January 2010, the Company acquired all the outstanding shares of Photop Technologies, Inc. (“Photop”), a privately-held company based in Fuzhou, China with additional locations in China, the United States (“U.S.”) and Hong Kong. Photop is a vertically integrated manufacturer of crystal materials, optics, microchip lasers for display applications and optical modules for use in fiber optic communication networks and other diverse consumer and commercial applications. Photop became a business unit within our Near-Infrared Optics operating segment. The financial results include the results of Photop since the acquisition date.

Our Internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We post the following reports on our website as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Exchange Act. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make available on our website our corporate governance documents, including the Company’s Code of Business Conduct and Ethics, governance guidelines and the charters for various board committees. All such documents are located on the Investors page of our website and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2012 is set forth in the consolidated statements of earnings and in Note 11 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A of this Annual Report on Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop, refine, manufacture and market engineered materials and opto-electronic components and products for precision use in industrial, military, optical communication, photovoltaic, medical and aerospace applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating and electronic integration to enable complex opto-electronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, military, optical communications, photovoltaic and medical and are deployed in applications that we believe reduce the cost and improve the performance of laser cutting, welding and marking operations; reduce the cost and improve the reliability of military-related products; reduce the cost and improve the operations of optical communication products; reduce the cost and improve the operations of photovoltaic products; reduce the cost and improve the reliability of medical procedures; and reduce the cost and improve the performance of cooling and power generation solutions. A key strategy of the Company is to develop, refine and manufacture complex materials. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, military fire control and missile guidance devices, fiber optics and wireless communication systems, photovoltaic systems, medical diagnostic systems and industrial, commercial and consumer thermal management systems. We develop, manufacture, refine and market infrared and near-infrared laser optical elements, military infrared optical components and assemblies, optical communications components and modules, selenium, tellurium and rare earth metals and chemicals, thermoelectric cooling and power generation systems and single crystal silicon carbide (“SiC”) substrates.

Our U.S. production operations are located in Pennsylvania, Florida, California, New Jersey, Texas, Mississippi and Massachusetts, and our non-U.S. production operations are based in China, Singapore, Vietnam, the Philippines, Germany and Australia. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Japan, Germany, China, Switzerland, Belgium, the United Kingdom (“U.K.”) and Italy. Approximately 60% of our revenues for the fiscal year ended June 30, 2012 were from product sales to customers outside of the U.S.

Our primary products are as follows:

–

Laser-related products for CO2 lasers and forward-looking infrared systems and high-precision optical elements used to focus and direct infrared lasers onto target work surfaces. The majority of these laser products require advanced engineered materials that are internally produced.

–

Laser-related products for one micron lasers for welding, cutting and drilling in automotive, semiconductor and other material processing applications. We produce tools for laser material processing, including modular laser processing heads for fiber lasers, yttrium aluminum garnet (“YAG”) lasers and other one-micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

–

Optical and photonics components and modules for use in optical communication networks and other diverse consumer and commercial applications. We leverage our expertise in crystal materials, silicon materials and optics to design and manufacture a diverse range of customized optics and optical components such as optical transport, amplifier, monitoring and wavelength management devices, optical routing and switching components, test instruments and equipments, projection display components and laser devices.

–

Laser-related products for solid-state lasers, high-precision optical elements and assemblies used to focus and direct laser beams onto target work surfaces and Ultra-violet (“UV”) Filters used in systems to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked. The majority of these laser products require advanced engineered materials and crystals that are internally produced.

–	Military infrared optical products and assemblies including optics for targeting and navigation systems.

–

Selenium and tellurium metals and chemicals and rare earth materials via refining and reclamation processes. These products are used as additive materials for metallurgical, glass and animal feed applications, and are also used for photovoltaic, infrared optics, thermoelectric modules, electronics, energy harvesting and other industrial applications.

–

Thermoelectric modules, thermoelectric systems, power generation modules and power generation systems based on highly engineered semiconductor materials that provide reliable and low cost temperature control or power generation capability.

–	SiC substrates which are wide bandgap semiconductor materials that enable fabrication of electronic devices for highly energy efficient, high frequency and high power applications.

See “We Are Subject to Stringent Environmental Regulation” included in Part I, Item 1A of this Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion of the impact of environmental regulations on our business and operations.

Our Markets

Our market-focused businesses are organized by technology and products. Our business is comprised of the following primary markets:

–	Design, manufacture and marketing of engineered materials and opto-electronic components for infrared optics for industrial, military and medical applications by our II-VI Infrared operations.

–

Design, manufacture and marketing of customized technology for laser material processing to deliver both low-power and high-power one-micron laser light for industrial applications by our Infrared Optics’ HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) operations.

–

Design, manufacture and marketing of a diverse range of customized optics, optical components and optical modules for consumer and commercial applications such as fiber optic communications, projection and display products, lasers, medical equipment and biomedical instrumentation by our Photop and Aegis operations in the Near-Infrared Optics segment.

–

Design, manufacture and marketing of ultra-violet, visible and near-infrared laser products for industrial and military applications, including laser gain materials and products for solid-state YAG and other crystal-based lasers by our VLOC Incorporated (“VLOC”) operations in the Near-Infrared Optics segment.

–

Design, manufacture and marketing of infrared optical components and optical assemblies for military and commercial applications and design, manufacturing and marketing of micro-fine conductive mesh patterns for military and commercial applications by our Military & Materials’ Military operations.

–

Refinement, reclamation, manufacturing and marketing of selenium, tellurium and rare earth material products for industrial, photovoltaic and other applications by our Military & Materials’ Materials Processing and Refinement operations.

–

Design, manufacture and marketing of thermoelectric modules and assemblies for cooling, heating and power generation applications in the defense, telecommunications, medical, automotive, gesture recognition, consumer and industrial markets by our Advanced Products Group’s Marlow Industries, Inc. (“Marlow”) operations.

–

Design, manufacture and marketing of single crystal SiC substrates for use in the defense and space, telecommunications, and industrial markets by our Advanced Product Group’s Wide Bandgap Group (“WBG”) subsidiary.

Infrared Optics Market.    Over the last few years, significant increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. It is estimated that there are over 60,000 CO2 laser systems currently deployed in the world. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Laser systems enable the manufacturers to reduce part cost and improve quality, as well as improve process precision, speed, throughput, flexibility, repeatability and automation. Automobile manufacturers, for example, deploy lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because of their easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking is used to provide automated product, date and lot coding on containers. In addition to being installed by original equipment manufacturers (“OEMs”) of laser systems in new machine builds, our optical components are purchased as replacement parts by end users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by our II-VI Infrared operations is approximately $500 million.

One-Micron Laser Market.    In many areas of material processing, laser technology has proven to be a better alternative to conventional production techniques. The precise cut and elegant seam are visible proof of a laser beam’s machining efficiency. Industrial applications such as cutting, drilling and welding have driven the recent market growth of the one-micron laser systems, and are demanding increased performance, lower total cost of ownership, ease of use and portability of one-micron laser systems. One-micron laser systems require efficient and reliable tools, including modular laser processing heads for fiber lasers, beam delivery systems including fiber optic cables and modular beam systems. We believe that the current addressable market serviced by our HIGHYAG operations is approximately $60 million.

Near-Infrared Optics Market.    The Near-Infrared laser market is driven by applications in the optical communications, military, medical and industrial markets. The optical communications market is being driven by demand for high-bandwidth communication capabilities by the growing number of worldwide Internet subscribers, broadband users, mobile device users and cloud computing users, and the greater reliance on high-bandwidth capabilities in our daily lives. For example, Internet activities, data storage, video and music downloads, gaming, social networking and other on-line interactive applications are growing rapidly. High bandwidth communication networks are being extended closer to the end user with fiber-to-the-home and other fiber optic networks. Mobile data traffic also is increasing as smart phones continue to proliferate with increasingly sophisticated audio, photo, video, email and Internet capabilities, as well as data connection & storage through cloud computing networks The resulting traffic, in turn, is felt throughout the network, including the core that depends on optical technology. Military applications include use in long-range surveillance, rangefinders, target designators, missile detection, countermeasures and directed energy laser weapon systems. Medical applications include aesthetic, vision correction, dental, ophthalmic and diagnostic lasers. Industrial market segments are addressed by YAG and fiber lasers, which are used in higher power applications such as cutting and welding, and lower power applications such as marking and scribing. These industrial applications are demanding higher performance levels for less cost, creating competition for other technologies. The near-infrared market also addresses opportunities in the semiconductor processing, instrumentation, test and measurement and research segments. We believe that the current addressable markets serviced by our Near-Infrared Optics segment, is approximately $2 billion.

Military Infrared Optics Market.    We provide several key infrared optical components such as windows, domes and related subassemblies to the military market for infrared applications in night vision, targeting, navigation and Homeland Security systems. Infrared window and window assemblies for navigational and targeting systems are deployed on fixed and rotary-wing aircraft, such as the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter, and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle. Infrared domes are used on missiles with infrared guidance systems ranging from small, man-portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. Additionally, multiple fighter jets including the F-16 are being equipped with large area sapphire windows, manufactured by the Company, as a key component for the aircraft providing advanced targeting and imaging systems. The development and manufacture of these large area sapphire windows has played a key role in our ability to provide an even larger suite of sapphire panels that are a key component of the F-35 Joint Strike Fighter Electro Optical Targeting System. High-precision domes are an integral component of a missile’s targeting system providing efficient tactical capability while serving as a protective cover to its internal components. A key attribute to these systems is the ability to filter electro-magnetic interference using micro-fine conductive mesh patterns. This technology is also applied to non-optical applications for absorbing and transmitting energy from the surfaces of aircraft and missiles. Our military infrared optical and non-optical products are sold primarily to U.S. Government prime contractors and directly to various U.S. Government agencies. These products have applications in commercial and medical markets as well. We believe that the current addressable market serviced by our Military Infrared Optics business is approximately $750 million.

Materials Processing and Refinement Market.    Numerous processes require the presence of high-purity elements for proper processing. The Company’s Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) business addresses the market for rare elements, including selenium and tellurium. Selenium and tellurium usually are by-products of refining processes for other more common materials such as copper and zinc. High-purity selenium and tellurium are used in a variety of industrial applications, including the manufacture of steel and glass, the production of animal feeds and fertilizers, the manufacture of infrared optics and thermoelectric modules and the production of photovoltaic solar panels. Rare earth elements are used in many electronic and alternative energy applications. Our products are sold to customers who require selenium, tellurium and/or rare earth elements in their manufacturing processes. We believe that the current addressable market serviced by our PRM business is approximately $250 million, although market estimates are highly dependent upon minor metal index pricing.

Thermoelectric Market.    Thermoelectric Modules (“TEMs”) are solid-state semiconductor devices that act as small heat pumps to cool, heat and temperature stabilize a wide range of materials, components and systems. Conversely, the principles underlying thermoelectrics allow TEMs to be used as a source of power when subjected to a temperature difference. TEMs are more reliable than alternative cooling solutions that require moving parts and provide more precise temperature control solutions than competing technologies. TEMs also have many other advantages which spurred the adoption of TEMs in a variety of industries and applications. For example, TEMs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and un-cooled night vision technologies and thermal reference sources that are deployed in state-of-the-art weapons, as well as cooling high powered lasers used for range-finding target designation by military personnel. TEMs also allow for temperature stabilization of telecommunication lasers that generate and amplify optical signals for fiber optics systems. Thermoelectric-based solutions appear in a variety of medical applications including instrumentation and analytical applications such as DNA replication, blood analyzers and medical laser equipment. The industrial, commercial, and consumer markets provide a variety of niche applications ranging from desktop refrigerators and wine coolers to gesture recognition technology, semiconductor process and test equipment. In addition, power generation applications are expanding into fields such as waste heat recovery, heat scavenging and co-generation. We believe the current addressable markets serviced by our Marlow operations are approximately $325 million.

Silicon Carbide Substrate Market.    SiC is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications at the high-performance end of the defense, telecommunication and industrial markets. SiC has certain intrinsic physical and electronic advantages over competing semiconductor materials such as Silicon and Gallium Arsenide. For example, the high thermal conductivity of SiC enables SiC-based devices to operate at high power levels and still dissipate the excess heat generated. Typically, our customers deposit either SiC or Gallium Nitride (GaN) epitaxial layers on a SiC substrate and then fabricate electronic devices. SiC and GaN-based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High-power, high-frequency SiC-based microwave devices are used in next generation wireless switching telecommunication applications and in both commercial and military radar applications. SiC-based, high-power, high-speed devices improve the performance, efficiency and reliability of electrical power transmission and distribution systems (“smart grid”), as well as power conditioning and switching in power supplies and motor controls in a wide variety of applications including aircraft, hybrid vehicles, industrial, communications and green energy applications. We believe the current addressable market serviced by our WBG operations is approximately $75 million.

Our Strategy

Our strategy is to build businesses with world-class, engineered materials capabilities at their core. Our significant materials capabilities are as follows:

–	Infrared Optics: Zinc Selenide (ZnSe), Zinc Sulfide (ZnS), Zinc Sulfide Multi Spectral (ZnS-MS), and Chemical Vapor Deposition (CVD) Diamond

–

Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2), Yttrium Vanadate (YVO4), Potassium Titanyl Phosphate (KTP), Barium Borate Oxide (BBO), and Amorphous Silicon (a-Si)

–	Military Infrared Optics: Germanium (Ge)

–	Materials Processing and Refinement: Selenium (Se), Tellurium (Te) and Rare Earth Elements

–	Thermoelectric Modules: Bismuth Telluride (Bi2Te3 )

–	Silicon Carbide Substrates: Silicon Carbide (SiC)

We manufacture precision parts and components from these and other materials using our expertise in low damage surface and micro fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on sales orders with market leaders, which enable our forward planning and production efficiencies. We intend to capitalize on the execution of this proven model, participate effectively in the growth of the markets and continue our focus on operational excellence as we execute additional growth initiatives.

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

–

Investment in Manufacturing Operations.    We strategically invest in our manufacturing operations worldwide to increase production capacity and capabilities. The majority of our capital expenditures are used in our manufacturing operations.

–

Enhance Our Reputation as a Quality and Customer Service Leader.    We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent, high-quality supplier of components into our customers’ products. In many cases, we deliver on a just-in-time basis. We believe our quality and delivery performance enhances our relationships with our customers.

–

Identify New Products and Markets.    We intend to identify new technology, products and markets to meet evolving customer requirements for high performance engineered materials. Due to the special properties of the advanced materials we produce and/or refine, we believe there are numerous applications and markets for such materials.

–

Utilize Asian Manufacturing Operations.    Our manufacturing operations in China, Singapore, Vietnam and the Philippines play an important role in the operational and financial performance of the Company. We will continue to strategically invest in these operations and utilize their lower-cost capabilities.

–

Identify and Complete Strategic Acquisitions and Alliances.    We will carefully pursue strategic acquisitions and alliances with companies whose products or technologies may compliment our current products, expand our market opportunities or create synergies with our current capabilities. We intend to identify acquisition opportunities that accelerate our access to emerging high-growth segments of the markets we serve and further leverage our competencies and economies of scale.

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

Our Products

The main products for each of our markets are described as follows:

Infrared Optics.    We supply a broad line of precision infrared opto-electronic components such as lenses, output couplers, windows and mirrors for use in CO2 lasers. Our precision opto-electronic components are used to attenuate the amount of laser energy, enhance the properties of the laser beam and focus and direct laser beams to a target work surface. The opto-electronic components include both reflective and transmissive optics and are made from materials such as ZnSe, ZnS, copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO2 lasers are predominately made from ZnSe. We believe we are the largest manufacturer of ZnSe in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We estimate that 85% to 90% of our infrared optics sales service this installed base of CO2 laser systems. We serve the aftermarket via a combination of selling to OEMs and selling directly to system end users.

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

Near-Infrared Optics.    We manufacture products across a broad spectral range, including UV, Visible and Near-Infrared. We offer a wide variety of standard and custom laser gain materials, optics, optical components and optical module assemblies for optical communications, military, medical, industrial, scientific and research and development laser systems. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer demands. Key materials and precision optical components for YAG, fiber lasers and other solid-state laser systems are an important part of our near-infrared optics product offerings. We manufacture waveplates, polarizers, lenses, prisms and mirrors for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture coated windows used as debris shields in the industrial and medical laser aftermarkets. We offer fiber optics, micro optics and photonic crystal parts for optical communications, optical and photonic crystal parts for instrumentation and laser applications, optical components and modules for optical communication networks, as well as diode pumped solid-state laser devices for optical instruments, display and biotechnology. Our Near-Infrared Optics segment also produces components for UV Filters used in early warning missile detection. The end use of the UV Filter products we make is in systems used to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft when attacked.

Military Infrared Optics.    We offer optics and optical subassemblies for infrared systems including thermal imaging, night vision, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and subassemblies, imaging lenses and other components. Our precision optical products utilize infrared optical materials such as sapphire, germanium, zinc sulfide, zinc selenide, silicon and spinel. In addition, our products also include visible and crystalline materials such as calcium fluoride, barium fluoride and fused silica. Our products are currently utilized on the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle as typical examples.

Material Processing and Refinement.    Our product offering includes selenium and tellurium metals and chemicals and rare earth materials in a variety of purity levels and forms.

Thermoelectric Modules and Assemblies.    We supply a broad array of thermoelectric modules and related assemblies to various market segments. In the defense market, TEMs are used in guidance systems, smart weapons and night vision systems, as well as soldier cooling. TEMs are also used in products providing temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optic communication systems. TEMs are also used in gesture recognition technology. We also produce and sell a variety of solutions from thermoelectric components to complete sub-assemblies used in the medical equipment market and other industrial and commercial applications. Thermoelectric modules, used as power generators, are also applied in a range of end-use applications. We offer single-stage TEMs, micro TEMs, multi-stage TEMs, planar multi-stage TEMs, extended life thermocyclers, thermoelectric thermal reference sources, power generators and thermoelectric assemblies.

Silicon Carbide.    Our product offerings are 6H-SiC (semi-insulating) and 4H-SiC (semi-conducting) poly-types and are available in sizes up to 150 mm diameter. SiC substrates are used in wireless infrastructure, radio frequency (“RF”) electronics, power conversion and power switching industries.

Research, Development and Engineering

Our research and development program includes internally and externally funded research and development expenditures targeting an overall investment of between 5 and 7 percent of product revenues. From time to time, the ratio of externally funded contract activity to internally funded contract activity varies due to the unevenness of government research programs and changes in the focus of our internally funded research programs. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives. The Company continues to expect externally funded research and development to decrease in the near term due to governmental budget constraints.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets that we serve. As of June 30, 2012, we employed 713 people in research, development and engineering functions, 395 of whom are engineers or scientists. In addition, certain manufacturing personnel support or participate in research and development on an ongoing basis. Interaction between the development and manufacturing functions enhances the direction of projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2012, we focused our research and development investments in the following areas:

–

Silicon Carbide Substrate Technology:    SiC substrate technology development efforts continue to move forward, with emphasis in the areas of defect density reduction, substrate fabrication, surface polishing and diameter expansion. In fiscal year 2012, we continued work on a new program funded by the Air Force Research Laboratory (“AFRL”) for development and manufacturing optimization of 100mm – 150mm 4H (semi-conducting) SiC substrates for high power switching applications and 6H (semi-insulating) SiC substrates for RF applications. We became one of the first SiC producers in the world to introduce 150mm substrates for the power device markets. Our research and development efforts in all of these areas have been both internally and externally funded.

–

CVD Diamond Technology:    The Company continues to develop CVD synthetic diamond materials for various optical applications including extreme ultra-violet (“EUV”) lithography. During fiscal year 2012, we began to commercially market our CVD synthetic diamond materials. Our research and development efforts in this area have been internally funded.

–

Photonics Design:    We have ongoing efforts to design, refine and improve our photonic crystal materials, precision optical and micro optical parts, passive and active optical components and modules, components for fiber lasers and laser devices for instrumentation and display. Our research and development efforts in this area have been internally funded.

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

Internally funded research and development expenditures were $21.4 million, $16.1 million and $11.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. For these same periods, the externally funded research and development expenditures were $7.0 million, $7.8 million and $7.0 million, respectively.

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

Each of our subsidiaries is responsible for its own worldwide marketing and sales functions, although certain subsidiaries sell more than one product line. However, there is significant cooperation and coordination between our subsidiaries to utilize the most efficient and appropriate marketing channel when addressing the diverse applications within the markets. These subsidiaries and related product lines are as follows:

–

The Infrared Optics marketing and sales activities are handled through a direct sales force in the U.S. and through our wholly-owned subsidiaries in Japan, Germany, China, Singapore, Belgium, Switzerland, the U.K. and Italy as well as through distributors throughout the rest of the world.

–

The One-Micron Laser marketing and sales activities are handled through a direct sales force in the U.S., Japan, Germany, Italy and Belgium as well as through distributors throughout the rest of the world.

–	The Near-Infrared Optics segment markets its products through its direct sales force in the U.S., China, Europe, Japan and Australia, and through distributors throughout the rest of the world.

–	The Military Infrared Optics marketing and sales initiative is handled through a direct sales force in the U.S.

–	The Materials Processing and Refinement marketing and sales initiative is handled through a direct sales force in the Philippines and occasionally through non-exclusive distribution channels.

–

The Thermoelectric Modules marketing and sales initiative is handled through a direct sales force in the U.S., through our wholly-owned subsidiary in Germany, through direct sales forces co-located in II-VI offices in Japan, China and Singapore, as well as through distributors throughout the rest of the world.

–	The Silicon Carbide marketing and sales initiative is handled through a direct sales force in the U.S. and at our wholly-owned international subsidiaries.

Our sales forces develop effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising, attendance at trade shows and customer partnerships. Our sales forces include a highly-trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2012, we employed 264 individuals in sales, marketing and support.

We do business with a number of customers in the defense industry, who in turn generally contract with a governmental entity, typically a U.S. Governmental agency. Most governmental programs are subject to funding approval and can be modified or terminated without warning by a legislative or administrative body. The discussion provided in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K related to our exposure to government markets is incorporated herein by reference.

Manufacturing Technology and Processes

As noted in the “Our Strategy” section, many of the products we produce depend on our ability to manufacture and refine technically challenging materials and components. The table below shows these key materials.

Product Line	Materials Produced/Refined
• Infrared Optics	ZnSe, ZnS, ZnS-MS, CVD Synthetic Diamond
• Near-Infrared Optics – VLOC	YAG, YLF, and CaF2
• Near-Infrared Optics – Photop	YVO4, KTP and BBO
• Near-Infrared Optics – Aegis	a-Si
• Military Infrared Optics	Ge
• Materials Processing and Refinement	Se, Te and Rare Earth Elements
• Thermoelectric Modules and Assemblies	Bi2Te3
• Silicon Carbide Substrates	SiC

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

Sources of Supply

The major raw materials we use include zinc, selenium, zinc selenide, zinc sulfide, hydrogen selenide, hydrogen sulfide, tellurium, yttrium oxide, aluminum oxide, iridium, platinum, bismuth, silicon, thorium fluoride, antimony, carbon, gallium arsenide, copper, germanium, molybdenum, quartz, optical glass, diamond, and other materials. Excluding our own production, there are more than two external suppliers for all of the above materials except for ZnSe, ZnS, hydrogen selenide and thorium fluoride, for which there is only one proven source of supply outside of the Company’s capabilities. For many materials, we have entered into purchase arrangements whereby suppliers provide discounts for annual volume purchases in excess of specified amounts.

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

Customers

Our existing customer base for infrared optics including our laser component products consists of over 6,000 customers worldwide. The main groups of customers for these products are as follows:

•	OEM and system integrators of industrial, medical and military laser systems. Representative customers include Trumpf, Inc., Bystronic, Inc. and Rofin-Sinar Technologies.

•	Laser end users who require replacement optics for their existing laser systems. Representative customers include Caterpillar, Inc. and Honda of America Mfg., Inc.

•

Military and aerospace customers who require products for use in advanced targeting, navigation and surveillance. Representative customers include Lockheed-Martin Corporation and Northrop Grumman Corporation.

For our one-micron laser products, our customers are automotive manufacturers, laser manufacturers and system integrators. Representative customers include Volkswagen Corporation and Laserline Gmbh.

For our near-infrared laser-based optics and crystal products, our customers are OEMs and system integrators of solid-state lasers used in industrial, scientific, military and medical markets. Representative customers include Northrop Grumman Corporation and Raytheon Company.

For our near-infrared high-volume optics, components and modules products our customers are system and sub-system integrators for telecommunications, data communications and cable TV, as well as manufacturers of commercial and consumer products such as instrumentation, fiber laser, display and projection devices. Representative customers include Huawei Technologies, Co., Ltd., Oclaro, Inc. and Corning Incorporated.

For our military infrared optics products, our customers are manufacturers of equipment and devices for aerospace, defense, medical and commercial markets. Representative customers include Lockheed-Martin Corporation, Raytheon Company and various U.S. Government agencies.

For our materials processing and refining products, our customers are manufacturers and developers of materials for industrial applications, including the manufacturing of steel and glass, the production of animal feeds and fertilizers and the manufacturing of infrared optics, thermoelectric modules and solar cells. Representative customers include 5NPlus, Inc. and Retorte Arubis Group.

For our thermoelectric products, our customers manufacture and develop equipment and devices for defense, space, telecommunications, medical, industrial, automotive, gesture recognition and commercial markets. Representative customers include Flextronics International, Bio-Rad Laboratories, Inc. and Raytheon Company.

For our SiC products, our customers are manufacturers and developers of equipment and devices for high-power RF electronics and high-power and high-voltage switching and power conversion systems for both the U.S. Department of Defense and commercial applications.

Competition

We believe that we are a significant producer of products and services in our addressed markets. In the area of infrared laser optics and materials, we believe we are an industry leader. We believe that we are an industry leader in laser material processing tools for high-power one-micron laser systems. We are a significant supplier of YAG rods and near-infrared laser optics to the worldwide markets for defense, scientific, research, medical and industrial applications. We are a leading photonics designer and integrated supplier of fiber optics, micro optics, precision optics, optical components, optical modules and photonics crystal materials for optical communications applications. We are a leading supplier of infrared optics used in complex military assemblies for targeting, navigation and thermal imaging systems to major military prime contractors. We believe we are a leading supplier of selenium and tellurium products for electronic, agricultural, photovoltaic and thermoelectric applications. We believe we are a global leader in the design and manufacturer of TEMs and thermal control assemblies. We believe we are a global leader in the manufacturing of single crystal semi-insulating SiC substrates for use in the defense and telecommunication markets, and a preferred alternative to the current leading supplier of SiC for industrial markets.

We compete on the basis of product technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees and worldwide marketing and distribution provide competitive advantages.

We have a number of present and potential competitors that are larger and have greater financial, selling, marketing or technical resources. Competitors producing infrared laser optics include Sumitomo Electric Industries, Ltd. and Newport Corporation. Competing producers of automated equipment and laser material processing tools to deliver high power one-micron laser systems include Optoskand AB and Precitec, Inc. Competing producers of YAG materials and optics include Northrop Grumman Corporation and CVI Melles Griot. Competing producers of optical component and optics products include O-Net Communications, OPLINK Communication and Axsun. Competing producers of infrared optics for military applications include DRS Technologies, Inc., Goodrich Corporation and in-house fabrication and thin film coating capabilities of major military customers. Competing producers of selenium and tellurium metals and other chemicals include Umicore and Vital Chemical. Competing producers of TEMs include Komatsu, Ltd., Laird Technologies and Ferrotec Corporation. Competing producers of single crystal SiC substrates include Cree, Inc., Dow Corning Corporation, Nippon Steel, Bridgestone and SiCrystal AG.

In addition to competitors who manufacture products similar to those we produce, there are other technologies or materials that can compete with our products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period due to the inherent uncertainty of an order that far in the future. For the year ended June 30, 2012, our bookings, consisting of those bookings converted to revenues prior to year end, were approximately $535 million compared to bookings of approximately $520 million for the year ended June 30, 2011.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2012, our backlog was approximately $179 million compared to approximately $176 million at June 30, 2011.

Employees

As of June 30, 2012, we employed 6,030 persons worldwide. Of these employees, 713 were engaged in research, development and engineering, 4,557 in direct production (of which 1,304 employees of Photop in China work under contract manufacturing arrangements for customers of the Company) and the remaining balance of the Company’s employees work in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees are good. We reward our employees with incentive compensation based on achievement of performance goals. There are 125 employees located in the Philippines that are covered under a collective bargaining agreement.

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

We currently hold registered tradenames and trademarks including the following representative listing:

“II-VI Incorporated(TM)” tradename

“Infraready Optics(TM)” tradename

“MP-5(TM)” tradename

“Marlow Industries, Inc. (TM)” tradename and trademark

“Photop Technologies, Inc. (TM)” tradename

“VLOC Incorporated(TM)” trademark

“Aegis Lightwave, Inc.(TM)” trademark

Item 1A.	RISK FACTORS

The Company cautions investors that its performance and, therefore, any forward-looking statement is subject to risks and uncertainties. Various important factors including, but not limited to, the following may cause the Company’s future results to differ materially from those projected in any forward-looking statement. You should carefully consider these factors, as well as the other information contained in this document when evaluating your investment in our securities.

General Economic Conditions May Adversely Affect Our Business, Operating Results and Financial Condition

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including industrial, military, telecommunication, photovoltaic and medical markets in which we participate. Because all components of our forecasting are dependent upon estimates of growth or contraction in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. In addition, changes in general economic conditions may affect industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturn. These conditions may have a material adverse effect on demand for our customers’ product and, in turn, on demand for our products. Adverse changes may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability or other factors affecting economic conditions generally. For example, factors that may affect our operating results include disruptions to the credit and financial markets in the U.S., Europe and elsewhere; adverse effects of the ongoing sovereign debt crisis in Europe; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, e-commerce and payments industries. These changes may negatively affect sales of products, increase exposure to losses from bad debt and commodity prices, and increase the cost and availability of financing and increase costs associated with manufacturing and distributing products. Any economic downturn or the failure to sustain the recent recovery from the global economic downturn could have a material adverse effect on our business, results of operations or financial condition.

Our Future Success Depends on International Sales and Management of Global Operations

Sales to customers in countries other than the U.S. accounted for approximately 60%, 59% and 49% of revenues during the years ended June 30, 2012, 2011 and 2010, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in China, Singapore, Vietnam, the Philippines, Germany and Australia and maintain direct sales offices in Japan, Germany, Switzerland, the U.K., Belgium, China, Singapore and Italy. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, the current global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse affect on our business, results of operations or financial condition by rendering us less price-competitive than foreign manufacturers. Our sales in Japan are denominated in Yen and, accordingly, are affected by fluctuations in the U.S. dollar/Yen currency exchange rates. We generally reduce our exposure to such fluctuations of the Yen through forward exchange agreements which target to hedge approximately 75% of our sales in Japan. We do not engage in the speculative trading of financial derivatives. There can be no assurance, however, that our practices will reduce or eliminate the risk of fluctuation of the U.S. dollar/Japanese Yen exchange rate.

Commodity Prices May Adversely Affect Our Results of Operations and Financial Condition

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Our businesses purchase, produce and sell high purity tellurium, selenium and other raw materials based upon quoted market prices from minor metal exchanges. As a result, the negative impact from changes in commodity prices such as the recent decline in global tellurium and selenium prices, which may not be recovered in our product sales, could have a material adverse effect on our business, results of operations or financial condition. In the event that the global index price of tellurium or selenium experiences a further decline from its current level, the Company would be required to record an additional write-down of its tellurium or selenium inventory in future periods.

Continued U.S. Budget Deficits Could Result in Significant Defense Spending Cuts

Specific to the military business within our Infrared Optics, Near-Infrared Optics and Military & Materials segments, sales to customers in the defense industry totaled approximately 20% of revenues in the fiscal year ended June 30, 2012. These customers in turn generally contract with a governmental entity, typically a U.S. governmental agency. Continued record U.S. Federal budget deficits could result in significant pressure to reduce defense spending, which could result in delays and/or cancellations of major programs. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss of or failure to obtain certain contracts or the loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

A Significant Portion of Our Business is Dependent on Other Cyclical Industries

Our business is significantly dependent on the demand for products produced by end-users of industrial lasers and optical communication products. Many of these end-users are in industries that have historically experienced a highly cyclical demand for their products. As a result, demand for our products is subject to cyclical fluctuations. This cyclical demand could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, we produce and utilize other high purity and relatively uncommon materials and compounds to manufacture our products including, but not limited to ZnS, YAG, YLF, CaF2, Ge, Se, Te, Bi2Te3 and SiC. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

We May Expand Product Lines and Markets by Acquiring Other Businesses

Our business strategy includes expanding our product lines and markets through internal product development and acquisitions. Any acquisition could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, acquired businesses may experience operating losses as of, and subsequent to, the acquisition date. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company’s operations and products, uncertainties associated with operating in new markets and working with new customers and the potential loss of the acquired company’s key personnel.

The following information relates to significant acquisitions made during the periods presented in this Annual Report on Form 10K.

Acquired Party	Year Acquired	Business Segments	Percentage Ownership as of June 30, 2012
Aegis Lightwave Inc.	Fiscal 2012	Near-Infrared Optics	100%
Max Levy Autograph Inc.	Fiscal 2011	Military & Materials	100%
Photop Technologies, Inc.	Fiscal 2010	Near-Infrared Optics	100%

Some Systems Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Some systems that utilize our products are inherently complex in design and require ongoing maintenance. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve acceptable yields or product reliability, our business, results of operation, financial condition or customer relationships could be materially adversely affected.

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

The Market Price of Our Common Stock and the Stock Market in General Can Be Highly Volatile

Factors that could cause fluctuation in our stock price include, among other things: general economic and market conditions; actual or anticipated variations in operating results; changes in financial estimates by securities analysts; our inability to meet or exceed securities analysts’ estimates or expectations; conditions or trends in the industries in which our products are purchased; announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; capital commitments; additions or departures of key personnel; and sales of our Common Stock.

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

Declines in the Operating Performance of One of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill and Indefinite-Lived Intangible Assets

As of June 30, 2012, we had goodwill and indefinite-lived intangible assets of approximately $80.7 million and $11.7 million, respectively, on our Consolidated Balance Sheets. We test our goodwill and indefinite-lived intangible assets for impairment on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in an impairment charge which could have a material adverse effect on our results of operations or financial condition.

Provisions in Our Articles of Incorporation and By-Laws May Limit the Price that Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our articles of incorporation and by-laws contain provisions which could make us a less attractive target for a hostile takeover or make more difficult or discourage a merger proposal, a tender offer or a proxy contest. Such provisions include: classification of the board of directors into three classes; a procedure which requires shareholders or the board of directors to nominate directors in advance of a meeting to elect such directors; the ability of the board of directors to issue additional shares of Common Stock or preferred stock without shareholder approval; and certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class). In addition, the Pennsylvania Business Corporation Law contains provisions which may have the effect of delaying or preventing a change in control of the Company. All of these provisions may limit the price that investors may be willing to pay for shares of our Common Stock.

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

In addition, failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation.

Natural Disasters or Other Global or Regional Catastrophic Events Could Disrupt Our Operations and Adversely Affect Results

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control, such as the March 2011 earthquake in Japan or the October 2011 flooding in Thailand. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

We Rely on Stable Information and Communication Technologies and Outages or Control Breakdowns Could Disrupt our Operations and Impact Our Financial Results.

We have in place a number of controls, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our networks, systems and information or disruption of our operations due to a cyber incident. Despite such efforts, we could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of the information we are trying to protect. Security breaches of our network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breeches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

Recently Issued Financial Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to impairment testing of indefinite-lived intangible assets. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an accounting standard update related to goodwill impairment testing. The objective of the accounting standard update is to simplify how entities test goodwill for impairment by permitting an assessment of qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update also allows entities an unconditional option to bypass this qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income solely as part of the statement of changes in stockholders’ equity will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. This guidance, with retrospective application, becomes effective for the Company for interim and annual periods beginning in fiscal year 2013. Other than the change in presentation, these changes are not expected to have an impact on the consolidated financial statements.

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

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which was effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Information regarding our principal U.S. properties at June 30, 2012 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Advanced Products Group	252,000	Owned and Leased
Temecula, CA	Manufacturing and Research and Development	Military & Materials	83,000	Leased
Dallas, TX	Manufacturing and Research and Development	Advanced Products Group	68,000	Owned and Leased
New Port Richey and Port Richey, FL	Manufacturing and Research and Development	Near-Infrared Optics	67,000	Owned
Philadelphia, PA	Manufacturing and Research and Development	Military & Materials	30,000	Leased
Pine Brook, NJ	Manufacturing and Research and Development	Advanced Products Group	26,000	Leased
Woburn, MA	Manufacturing and Research and Development	Near-Infrared Optics	17,000	Leased
Starkville, MS	Manufacturing	Advanced Products Group	10,000	Leased
Flemington, NJ	Manufacturing and Research and Development	Near-Infrared Optics	5,000	Leased
Sunnyvale, CA	Distribution	Near-Infrared Optics	2,300	Leased

Information regarding our principal foreign properties at June 30, 2012 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
China	Manufacturing	Infrared Optics, Near-Infrared Optics and Advanced Products Group	1,030,000	Leased
Philippines	Manufacturing	Military & Materials	249,000	Leased
Vietnam	Manufacturing	Near-Infrared Optics and Advanced Products Group	99,000	Leased
Singapore	Manufacturing	Infrared Optics	35,000	Leased
Germany	Manufacturing and Distribution	Infrared Optics, Near-Infrared Optics and Advanced Products Group	35,000	Leased
Australia	Manufacturing and Research and Development	Near-Infrared Optics	18,000	Leased
Japan	Distribution	Infrared Optics, Near-Infrared Optics and Advanced Products Group	3,000	Leased
Switzerland	Distribution	Infrared Optics	3,000	Leased
Belgium	Distribution	Infrared Optics	2,700	Leased
Italy	Distribution	Infrared Optics and Near-Infrared Optics	2,500	Leased
United Kingdom	Distribution	Infrared Optics and Near-Infrared Optics	1,500	Leased

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are as follows. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Francis J. Kramer	63	President, Chief Executive Officer and Director
Vincent D. Mattera, Jr.	56	Executive Vice President
Craig A. Creaturo	42	Chief Financial Officer and Treasurer
James Martinelli	54	Vice President – Military & Materials Businesses

Francis J. Kramer has been employed by the Company since 1983, has been its President since 1985, and has been its Chief Executive Officer since July 2007. Mr. Kramer has served as a Director of the Company since 1989. Previously, Mr. Kramer served as Chief Operating Officer from 1985 through June 2007. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh with a B.S. degree in Industrial Engineering and from Purdue University with a M.S. degree in Industrial Administration.

Vincent D. Mattera, Jr., has been employed by the Company since 2004 and has been Executive Vice President since January 2010. Previously, Dr. Mattera was Vice President of the Advanced Products Group from 2004 to 2010. Dr. Mattera served as a Director of the Company from 2000 to 2002. Dr. Mattera served as Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and Communications Technologies Group) from 2001 to 2004. Previously, Dr. Mattera served as Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. degrees in Chemistry from the University of Rhode Island and Brown University, respectively.

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

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “IIVI.” The following table sets forth the range of high and low closing sale prices per share of the Company’s Common Stock for the fiscal periods indicated, as reported by NASDAQ. The Company’s stock price per share in the table below was adjusted to reflect the two-for-one stock split in Fiscal 2011.

	High	Low
Fiscal 2012
First Quarter	$27.89	$17.10
Second Quarter	$21.14	$16.43
Third Quarter	$24.47	$18.28
Fourth Quarter	$24.11	$16.13

	High	Low
Fiscal 2011
First Quarter	$18.80	$14.57
Second Quarter	$23.97	$17.90
Third Quarter	$26.02	$21.53
Fourth Quarter	$29.58	$22.20

On August 20, 2012, the last reported sale price for the Company’s Common Stock was $18.95 per share. As of such date, there were approximately 840 holders of record of our Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

In May 2012, the Board of Directors authorized the Company to purchase up to $25 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2012, the Company purchased 301,716 shares of its Common Stock for $5 million (all of which were repurchased between June 1, 2012 and June 30, 2012). The following table provides information with respect to purchases of the Company’s equity securities during the quarter ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 to April 30, 2012	—	—	—	—
May 1, 2012 to May 31, 2012	—	—	—	1,499,700
June 1, 2012 to June 30, 2012	301,716	16.53	301,716	1,199,760

	301,716	16.53	301,716

(1)

A share repurchase program of up to $25.0 million was approved by the Board of Directors and announced on May 31, 2012. The maximum number of shares that may yet be purchased under the Plan for the May 1, 2012 to May 31, 2012 period is based on the last reported sale price of the Company’s Common Stock on June 29, 2012 of $16.67 per share. The maximum number of shares that may yet be purchased under the Plan for the June 1, 2012 to June 30, 2012 is based on the last reported sale price of the Company’s Common Stock on June 29, 2012 of $16.67 per share. The repurchase program has no expiration date.

From July 2, 2012 through August 20, 2012, the Company purchased an additional 155,000 shares at an average price of $18.42 per share. Additional repurchases of stock may occur from time to time depending upon factors such as the Company’s cash flows and general market conditions. While the Company expects to continue to repurchase shares of the Common Stock for the foreseeable future, there can be no assurance as to the timing or amount of such repurchases.

The information incorporated by reference in Item 12 of this Form 10-K from our 2012 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH

The following graph compares cumulative total stockholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies listed in the Nasdaq Market Index and with a peer group of companies constructed by the Company for the period from June 30, 2007, through June 30, 2012. The Company’s current fiscal year peer group includes Ceradyne, Inc., Cree, Inc., Cymer, Inc., Rofin-Sinar Technologies, Inc. and Rogers Corp.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ MARKET INDEX, THE PEER GROUP AND THE PRIOR PEER GROUP

	Base Year 2007	2008	2009	2010	2011	2012
The Company	100.00	128.52	81.82	109.05	188.44	122.71
Peer Group Index	100.00	78.12	64.85	94.25	105.93	88.58
NASDAQ Index	100.00	87.47	71.60	83.11	110.80	120.72

Item 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary

The following selected financial data for the five fiscal years presented are derived from II-VI’s audited consolidated financial statements as adjusted to reflect the Company’s eV PRODUCTS business as a discontinued operation for fiscal years 2009 and earlier. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Year Ended June 30,	2012	2011	2010	2009	2008
(000 except per share data)

Statement of Earnings
Net revenues from continuing operations	$534,630	$502,801	$345,091	$292,222	$316,191
Earnings from continuing operations	$61,275	$83,018	$38,735	$38,911	$65,698
Loss from discontinued operation	$—	$—	$—	$(2,077)	$(1,425)
Net earnings attributable to noncontrolling interests	$969	$336	$158	$53	$5
Net earnings attributable to II-VI Incorporated	$60,306	$82,682	$38,577	$36,781	$64,268
Basic earnings (loss) per share:
Continuing operations	$0.96	$1.33	$0.64	$0.66	$1.11
Discontinued operation	$—	$—	$—	$(0.04)	$(0.03)
Consolidated	$0.96	$1.33	$0.64	$0.62	$1.08
Diluted earnings (loss) per share:
Continuing operations	$0.94	$1.30	$0.63	$0.65	$1.08
Discontinued operation	$—	$—	$—	$(0.04)	$(0.03)
Consolidated	$0.94	$1.30	$0.63	$0.61	$1.06
Diluted weighted average shares outstanding	64,385	63,612	61,504	60,164	60,978

Share and per share data for the 2008 to 2011 periods presented were adjusted to reflect the two-for-one stock split in fiscal 2011.

Year Ended June 30,	2012	2011	2010	2009	2008
($000)

Balance Sheet
Working capital	$326,645	$304,573	$215,085	$198,244	$179,744
Total assets, including assets held for sale	706,486	647,202	508,981	368,416	360,926
Long-term debt	12,769	15,000	3,384	3,665	3,791
Total debt	12,769	18,729	3,384	3,665	3,791
Retained earnings	438,671	378,365	295,683	257,106	220,325
Shareholders’ equity	591,386	523,101	410,860	322,871	290,631

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “projects” or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risk factors described in the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, which are incorporated herein by reference.

Overview

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, military, optical communications, photovoltaic, medical and consumer applications. We also generate revenue, earnings and cash flows from government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes OEMs, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for the industrial, military, optical communications, photovoltaic and medical markets, and U.S. Government prime contractors, various U.S. Government agencies and thermoelectric integrators.

On May 17, 2011, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common stock for shareholders of record on June 3, 2011. The stock split was distributed on June 24, 2011 issuing one additional share of common stock for every share of common stock held. The applicable share and per share data for fiscal years 2010 and 2011 included herein have been adjusted to reflect the stock split.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and accounting methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates and accounting for share-based compensation. Management believes these estimates to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases with the exception of certain customers. For these customers title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2012 was approximately $1.5 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. We believe our revenue recognition practices are consistent with Staff Accounting Bulletin (“SAB”) 104 and that we have adequately considered the requirements of Accounting Standards Codification (“ASC”) 605 Revenue Recognition. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues.

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2012, 2011 and 2010. If the financial condition of the Company’s customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts could be required in future periods. The Company has one customer that represents 12% of total accounts receivable as of June 30, 2012.

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

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment or when events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets might be impaired. Other intangible assets are amortized over their estimated useful lives. The determination of the estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired involves judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated results and general economic and market conditions. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information as well as market analysis. The carrying value of goodwill at June 30, 2012, 2011 and 2010 was $80.7 million, $64.3 million and $56.1 million, respectively. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the reporting unit. Changes in our financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

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

The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities, which may result in future tax, interest and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

In accordance with U.S. GAAP, the Company recognizes share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilized the

Black-Scholes valuation model for estimating the fair value of stock option expense using assumptions such as the risk free interest rate, expected stock price volatility, expected stock option life and expected dividend yield. The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield is zero and based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future.

Fiscal Year 2012 Compared to Fiscal Year 2011

Results of Operations (millions except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the years ended June 30, 2012 and 2011.

	Year Ended June 30, 2012		Year Ended June 30, 2011
Bookings	$534.9		$520.2

		% of Revenues		% of Revenues
Total Revenues	$534.6	100.0%	$502.8	100.0%
Cost of goods sold	341.9	64.0	295.9	58.9

Gross margin	192.7	36.0	206.9	41.1

Operating Expenses:
Internal research and development	21.4	4.0	16.1	3.2
Selling, general and administrative	99.4	18.6	92.0	18.3
Interest and other, net	(7.0)	(1.3)	(3.0)	(0.6)

Earnings before income tax	78.9	14.8	101.8	20.2
Income taxes	17.6	3.3	18.7	3.7

Net earnings	61.3	11.5	83.0	16.5
Net earnings attributable to noncontrolling interest	1.0	0.2	0.3	0.1

Net earnings attributable to II-VI Incorporated	$60.3	11.3	$82.7	16.4

Diluted earnings per-share	$0.94		$1.30

The above results include MLA and Aegis for the periods presented since their acquisition dates.

Executive Summary

Net earnings attributable to II-VI Incorporated for the year ended June 30, 2012 decreased to $60.3 million ($0.94 per-share diluted), compared to $82.7 million ($1.30 per-share diluted) for the last fiscal year. During the year ended June 30, 2012, the Company’s results were affected by external events that were outside the operational control of the Company. Specifically, the Company’s operating results were negatively impacted by an after-tax write-down of tellurium and selenium inventory of $8.3 million ($0.13 per-share diluted) at our PRM business unit. These write-downs were the result of declines in global index pricing of these minor metals driven by weak photovoltaic market demand for tellurium as well as lower demand for selenium used in Chinese metallurgical applications. In the event that the global index price of tellurium or selenium experiences a further decline from their current levels, the Company would be required to record an additional write-down of its inventory in future periods. In addition, the Company faced the challenge of investing time and resources in restoring newly acquired Aegis to full manufacturing capacity in wake of the October 2011 flooding in Thailand that severely impacted Aegis’ manufacturing capacity. Although the external market and operational adversities had a negative impact on operating results, the Company increased fiscal 2012 bookings and revenues by 2.8% and 6.3%, respectively, when compared to the prior fiscal year. This higher revenue level did not yield more favorable operating results mostly due to the aforementioned external events. In addition, the Company increased its investment level of research and development activities during fiscal 2012 at Aegis and Photop in an effort to expand and improve current product offerings in the optical communications market for the ongoing transition of 40G and 100G applications. Furthermore, a shift in world-wide pre-tax income from lower taxing jurisdictions such as Vietnam and the Philippines to higher taxing jurisdictions such as the U.S. and Europe has resulted in an increase in the Company’s year-to-date effective income tax rate.

Consolidated

Bookings.    Bookings for the year ended June 30, 2012 increased 2.8% to $534.9 million, compared to $520.2 million from the prior fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The consistency in overall bookings levels is attributable to positive order trends in the Infrared Optics segment and Near-Infrared Optics segments, offset somewhat by bookings declines at Marlow within the Company’s Advanced Products Group segment and PRM within the Company’s Military & Materials segment. The increased bookings at the Infrared Optics segment was pervasive across the majority of the segment’s markets and was driven by higher world-wide laser utilization. Within the Near-Infrared Optics segment, the acquisition of Aegis in July 2011 made a positive contribution to bookings which was somewhat offset by unfavorable conditions at VLOC related to its military business. Within the Advanced Products Group segment, the Company’s Marlow business unit continued to experience a shortfall of orders due to delays in government funding for military related programs and reductions in orders for its gesture recognition product line. At PRM, bookings trends were impacted negatively by the slowing demand in the photovoltaic market that resulted in a reduction of orders for tellurium.

Revenues.    Revenues for the year ended June 30, 2012 increased 6.3% to $534.6 million, compared to $502.8 million from the prior fiscal year. The increase in revenues was attributable to the Infrared Optics and Military & Materials segments, somewhat offset by the lower volume of product shipments at the Company’s Marlow business unit. The Infrared Optics segment benefited from increased shipment volumes to the U.S. aftermarket and Asian low-power markets while demand in Europe for products manufactured by the segment’s HIGHYAG business unit grew. The Military & Materials segment benefited from increased shipment volume and pricing of selenium at the Company’s PRM business unit. These increased shipment volumes were somewhat offset by lower revenues at the Company’s Marlow business unit as a result of lower demand for the gesture recognition product line combined with lower shipment volumes in the defense, medical and telecommunication markets.

Gross margin.    Gross margin for the year ended June 30, 2012, was $192.7 million or 36.0% of total revenues, compared to $206.9 million, or 41.1% of total revenues from the prior fiscal year. A major contributor to the lower gross margin for the year ended June 30, 2012, was the inventory write-down of $8.7 million and reduced gross margins on tellurium products sold at PRM caused by the decline in global tellurium index prices and recent declines in the price of selenium. In addition, the decline in gesture recognition shipment volume at the Company’s Marlow business unit resulted in an unfavorable change in product mix which further compressed gross margin, while a shift in product mix at the Company’s Photop business unit to products with lower margin profiles also contributed to lower gross margins. Gross margin at the Company’s Aegis business unit was unfavorably impacted due to an impairment charge of $0.7 million for machinery, equipment and inventory that was damaged as a result of the Thailand flooding at its contract manufacturer. Furthermore, gross margin at the Infrared Optics business segment was compressed due to higher raw material input pricing of selenium and other materials.

Internal research and development.    Company-funded internal research and development expenses for the year ended June 30, 2012 were $21.4 million, or 4.0% of revenues, compared to $16.1 million, or 3.2% of revenues from the prior fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of ongoing research and development investment at Photop and Aegis within the Near-Infrared Optics segment. Photop is directing research and development efforts on optical communication and commercial optic markets, specifically optical switching router modules for data network customers as well as products for 40G and 100G optical networks. In conjunction with the addition of recently-acquired Aegis, the Company is currently investing in new product development for optical channel monitors and high-power fiber laser couplers and combiners.

Selling, general and administrative.    Selling, general and administrative expenses for the year ended June 30, 2012 were $99.4 million, or 18.6% of revenues, compared to $92.0 million, or 18.3% of revenues for the prior fiscal year. Selling, general and administrative expense as a percentage of revenues normalized and remained materially consistent in fiscal year 2012 compared to the prior fiscal year.

Interest and other, net.    Interest and other, net for the year ended June 30, 2012 and 2011 was income of $7.0 million and $3.0 million, respectively. Included in interest and other, net for the year ended June 30, 2012 was a $1.0 million gain related to the Company’s sale of its equity investment in Langfang Haobo Diamond Co. Ltd., a $1.4 million gain related to the sale of precious metals inventory, favorable foreign currency gains resulting from the weakening Euro, earnings from equity investments and interest income on excess cash reserves. Included in interest and other, net for the year ended June 30, 2011 was foreign currency gains as well as earnings from the Company’s equity investments, unrealized gains on the deferred compensation plan and interest income on excess cash reserves.

Income taxes.    The Company’s year-to-date effective income tax rate at June 30, 2012 was 22.3%, compared to an effective tax rate of 18.4% from last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates. The majority of the change in the Company’s year-to-date effective tax rate from last fiscal year was the result of a shift in the mix of earnings from the Company’s lower tax jurisdictions in the Philippines and Vietnam to its higher tax jurisdictions in the U.S. and Europe.

Segment Reporting

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 11. Segment and Geographic Reporting,” included in this Annual Report on Form 10K for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2012	2011

Bookings	$206.1	$193.8	6%
Revenues	$201.6	$180.8	11%
Segment earnings	$51.1	$46.2	11%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the year ended June, 30 2012 for Infrared Optics increased 6% to $206.1 million, compared to $193.8 million from the prior fiscal year. The increase in bookings for the year ended June 30, 2012 compared to the prior fiscal year was primarily driven by increased demand across the majority of markets and geographic locations of the segment. Increased order intake at the segment’s HIGHYAG business unit for one-micron beam delivery welding and laser cutting components, strengthening activity in the North American low-power and high-power CO2 laser markets, and an overall increase in world-wide laser utilization have contributed to the positive bookings trend.

Revenues for the year ended June 30, 2012 for Infrared Optics increased 11% to $201.6 million, compared to $180.8 million from the prior fiscal year. The increase in revenues for the year ended June 30, 2012 compared to the prior fiscal year was primarily due to higher shipment volumes of laser optics used by aftermarket customers while the segment’s HIGHYAG business unit continued to experience increased revenues related to its one-micron beam remote welding heads as the product continues to gain traction in the automotive manufacturing industry.

Segment earnings for the year ended June 30, 2012 for Infrared Optics increased 11% to $51.1 million, compared to $46.2 million from the prior fiscal year. The increase in segment earnings for the year ended June 30, 2012 compared to the prior fiscal year was primarily due to the segment’s higher revenue levels.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase (Decrease)
	2012	2011

Bookings	$168.4	$149.6	13%
Revenues	$161.1	$159.8	1%
Segment earnings	$10.5	$24.1	(56)%

The Company’s Near-Infrared Optics segment includes the combined operations of Photop, Aegis and VLOC. The above results include Aegis for the year ended June 30, 2012 only, as this acquisition was completed in July 2011.

Bookings for the year ended June 30, 2012 for Near-Infrared Optics increased 13% to $168.4 million, compared to $149.6 million from the prior fiscal year, primarily due to the inclusion of Aegis. Excluding Aegis, bookings for the Near-Infrared Optics segment were materially consistent with the prior fiscal year.

Revenues for the year ended June 30, 2012 for Near-Infrared Optics increased 1% to $161.1 million, compared to $159.8 million from the prior fiscal year. Excluding Aegis, revenues decreased due to declining shipment volumes at VLOC of its UV Filter product line and other military related products as well as decreased contract revenues.

Segment earnings for the year ended June 30, 2012 for Near-Infrared Optics decreased 56% to $10.5 million, compared to $24.1 million from last fiscal year. The decrease in segment earnings was attributed to the addition of Aegis which incurred operating losses in fiscal 2012 as a result of the flooding in October 2011 at its contract manufacturer in Thailand which constrained manufacturing capabilities and resulted in incremental costs necessary to re-establish capacity. This resulted in lost revenues as well as an impairment charge of $0.7 million for damaged machinery, equipment and inventory. VLOC was negatively impacted by the declining shipment volumes of its military related products while Photop experienced a decline in gross margin from unfavorable product mix as optical communication sales with higher margin product profiles eased somewhat during fiscal 2012. In addition, Photop and Aegis continue to contribute resources to invest in internal research and development activities in high-speed products specific to the optical communication market.

Military & Materials (millions)

	Year Ended June 30,		% Increase (Decrease)
	2012	2011

Bookings	$92.9	$92.0	1%
Revenues	$97.4	$83.4	17%
Segment earnings	$1.9	$15.3	(88)%

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (“EEO”), PRM, and MLA.

Bookings for the year ended June 30, 2012 for Military & Materials increased 1% to $92.9 million, compared to $92.0 million from the prior fiscal year, primarily as a result of reduced bookings at PRM offset by increased bookings at EEO and MLA. The decline in bookings at PRM was most prevalent during the latter half of fiscal 2012 and was the result of softening demand in the photovoltaic market which lowered order intake volumes for tellurium product. The increase in bookings within the segment was attributable to increased orders at EEO for its sapphire military business and other military contracts as well as a full year inclusion of MLA in fiscal 2012.

Revenues for the year ended June 30, 2012 for Military & Materials increased 17% to $97.4 million, compared to $83.4 million from the prior fiscal year. At PRM, higher shipment volume and pricing of selenium for the majority of fiscal year 2012 was the major factor contributing the increased revenue in fiscal 2012. In addition, a full year inclusion of MLA and increased shipment volumes related to military orders for the sapphire product line at EEO contributed to the increased revenues.

Segment earnings for the year ended June 30, 2012 for Military & Materials was $1.9 million, compared to segment earnings of $15.3 million for the prior fiscal year. The decrease in segment earnings for the year ended June 30, 2012 was attributable to PRM as the global index price of tellurium declined through June 30, 2012. The weakening demand in the photovoltaic market, increased competition and excess capacity has put significant downward pressure on the pricing of such material. In addition, PRM was impacted by falling prices of selenium during the last quarter of fiscal 2012 caused by weak demand in Chinese metallurgical applications. During the year ended June 30, 2012, PRM incurred losses as a result of inventory write-downs of tellurium and selenium of $8.7 million as well as compressed gross margins from products sold that were previously purchased at higher raw material index prices.

Advanced Products Group (millions)

	Year Ended June 30,		% (Decrease)
	2012	2011

Bookings	$67.4	$84.8	(20)%
Revenues	$74.6	$78.7	(5)%
Segment earnings	$8.4	$13.2	(36)%

The Company’s Advanced Products Group (formerly, Compound Semiconductor Group) includes the combined operations of Marlow, WBG and Worldwide Materials Group (“WMG”).

Bookings for the year ended June 30, 2012 for the Advanced Products Group decreased 20% to $67.4 million, compared to $84.8 million from the prior fiscal year, and was attributable to both Marlow and WBG. At

Marlow, contributing factors to the bookings decrease were the reduction in gesture recognition product demand as well as an overall softening in the majority of their product markets, such as telecommunications, defense, industrial and medical. At WBG, the timing of receipt of an annual blanket order negatively impacted fiscal 2012 bookings.

Revenues for the year ended June 30, 2012 for the Advanced Products Group decreased 5% to $74.6 million, compared to $78.7 million for the prior fiscal year. The decrease in revenues was primarily due to lower shipment volumes of the gesture recognition and telecommunication products at Marlow. The decline in gesture recognition shipment volumes was primarily attributed to weakening demand for this product line. Increased revenue at WBG resulting from higher shipment volumes of large diameter silicon carbide substrates at the segment’s WBG business unit helped offset a portion of the decreases in gesture recognition shipments at Marlow.

Segment earnings for the year ended June 30, 2012 decreased 36% to $8.4 million, compared to $13.2 million for the prior fiscal year. The decrease in segment earnings was primarily due to lower volume of segment revenues as well as a decline in gross margin at Marlow resulting from unfavorable product mix as sales with higher margin profiles specific to gesture recognition and telecommunications declined during fiscal 2012.

Fiscal Year 2011 Compared to Fiscal Year 2010

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

Bookings.    Bookings increased 34% to $520.2 million in fiscal year 2011 compared to $387.6 million in fiscal year 2010. Included in bookings for the year ended June 30, 2011 and 2010 were approximately $118.4 million and $59.4 million, respectively, of bookings from Photop. Excluding Photop, the majority of the Company’s business units realized higher levels of bookings in fiscal year 2011 compared to fiscal year 2010. The Company began seeing improved customer demand during the second half of fiscal year 2010 as worldwide economies began to rebound from their lower levels in the later part of fiscal year 2008. This trend continued for the full year of fiscal 2011. In addition to the bookings recorded by Photop, the general increase in bookings was due to strong product demand from the Company’s Infrared Optics, Military & Materials, and Advanced Products Group segments. The Infrared Optics segment was benefited from growing levels of high-power laser systems introduced into the global markets. As a result, bookings for Infrared Optics increased 39% during fiscal year 2011 when compared to fiscal year 2010. PRM recorded stronger bookings during fiscal year 2011 due to demand for its selenium and tellurium raw materials as well as favorable market pricing of these materials. The Advanced Products Group segment grew bookings as a result of both the receipt of a government contract for silicon carbide growth and continued commercial acceptance of its silicon carbide products. In addition, the launch of Marlow’s gesture recognition product in fiscal year 2011 contributed to the segment’s bookings growth. WBG bookings for silicon carbide related products increased $15.0 million during fiscal year 2011 compared to fiscal year 2010 while Marlow bookings increased $6.2 million during fiscal year 2011 compared to fiscal year 2010. These increases in bookings were somewhat offset by decreased bookings at the VLOC business unit due to delays in certain military-related programs.

Revenues.    Revenues increased 46% to $502.8 million in fiscal year 2011 compared to $345.1 million in fiscal year 2010. Included in revenues for the year ended June 30, 2011 and 2010 was approximately $118.6 million and $46.9 million, respectively, of revenues from Photop. Excluding Photop, the majority of the Company’s business units realized higher levels of revenues in fiscal year 2011 compared to fiscal year 2010. Specifically, revenue increased at the Company’s Marlow, PRM, and Infrared Optics businesses by 46%, 40%, and 34%, respectively. This growth in revenue reflected strong customer demand and higher order volume for the products of these business units.

Net Earnings.    Net earnings attributable to II-VI Incorporated increased 114% in fiscal year 2011 to $82.7 million ($1.30 per share-diluted) from $38.6 million ($0.63 per share-diluted) in fiscal year 2010. The increase in net earnings attributable to II-VI Incorporated during fiscal year 2011 compared to fiscal year 2010 was primarily the result of the positive contribution of Photop to the Company’s operating results. In addition, the increase in net earnings was the result of the incremental margin realized on higher revenue levels as well as favorable margins, yield improvements and operating efficiencies throughout the Company’s business units. The Company also recognized a favorable impact on earnings as a result of certain of the Company’s foreign currencies strengthening against the U.S. dollar during fiscal year 2011. Furthermore, the Company benefited from certain foreign tax incentives and a higher mix of foreign sourced income, which is taxed at lower rates than income generated in the U.S. As a result, the Company’s effective tax rate was 18.4% for fiscal year 2011 compared to 24.5% for fiscal year 2010.

Segment Reporting

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 11. Segment and Geographic Reporting,” included in this Form 10K for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings.

Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2011	2010

Bookings	$193.8	$139.4	39%
Revenues	180.8	135.1	34%
Segment earnings	46.2	24.6	88%

The Company’s Infrared Optics segment includes the combined operations of II-VI Infrared and HIGHYAG.

Bookings for fiscal year 2011 for Infrared Optics increased 39% to $193.8 million from $139.4 million in fiscal year 2010. The increase in bookings in fiscal year 2011 was driven by strong demand from international OEMs and aftermarket customers as laser utilization rates and new laser applications drove growth. Increased demand was pervasive across all geographic locations including Asia, Europe, and North America. In Europe, new machine builds by high power OEMs increased and laser utilitization rates improved. Industrial applications in the low power and via hole markets in Asia strengthened while replacement part demand and U.S. military orders in North American markets realized strong growth. In addition, HIGHYAG bookings nearly doubled during fiscal year 2011 when compared to fiscal year 2010 as a result of increased manufacturing applications utilizing one-micron beam delivery components, laser light cables, and laser welding and cutting heads.

Revenues for fiscal year 2011 for Infrared Optics increased 34% to $180.8 million from $135.1 million in fiscal year 2010. The increase in revenues during fiscal year 2011 compared to fiscal year 2010 was primarily due to higher shipment volume to both OEM and aftermarket customers across all geographic markets as the segment developed incremental opportunities in both high power and low power CO2 laser optics and components to capture developing markets and new laser applications.

Segment earnings for fiscal year 2011 for Infrared Optics increased 88% to $46.2 million from $24.6 million in fiscal year 2010. The increase in segment earnings during fiscal year 2011 compared to fiscal year 2010 was primarily due to the incremental margin realized on the segment’s higher shipment volume. In addition, segment earnings were favorably impacted during fiscal year 2011 as a result of improved production yields as well as favorable absorption of overhead costs due to increased production volumes.

Near-Infrared Optics (millions)

	Year Ended June 30,		% Increase
	2011	2010

Bookings	$149.6	$105.6	42%
Revenues	159.8	88.5	81%
Segment earnings	24.1	12.3	96%

The Company’s Near-Infrared Optics segment includes the combined operations of VLOC and Photop. The above results include Photop for six of the twelve months ended June 30, 2010 as this acquisition was completed in January 2010.

Bookings for fiscal year 2011 for Near-Infrared Optics increased 42% to $149.6 million from $105.6 million in fiscal year 2010. Included in bookings for the year ended June 30, 2011 and 2010 were approximately $118.4 million and $59.4 million, respectively, of bookings from Photop. Excluding Photop, bookings decreased during fiscal year 2011 when compared to fiscal year 2010. This decrease was the result of lower bookings at VLOC due to a Title III U.S. Government development contract that was received in fiscal year 2010 for the development of ceramic laser-gain materials. Due to changes in the government budgeting process, the funding of the next phase of this program was not extended in fiscal year 2011. Furthermore, the decrease in bookings at VLOC was due to lower orders for their UV Filter product line.

Revenues for fiscal year 2011 for Near-Infrared Optics increased 81% to $159.8 million compared to $88.5 million in fiscal year 2010. Included in revenues for the year ended June 30, 2011 and 2010 was approximately $118.6 million and $46.9 million, respectively, of revenues from Photop. Excluding Photop, revenues decreased slightly due to a reduction in the shipment volume of the Company’s military product line as a result of government budget constraints and the uncertainty that surrounded funding to support military programs.

Segment earnings for fiscal year 2011 for Near-Infrared Optics increased 96% to $24.1 million from $12.3 million in fiscal year 2010. The increase in segment earnings for fiscal year 2011 compared to fiscal year 2010 was due primarily to the inclusion of Photop’s operating results for the full fiscal year in 2011. The increase in segment earnings related to Photop were somewhat offset by lower profitability due to reduced shipment volumes of the military product line at the VLOC business unit. Segment earnings in fiscal year 2011 were also negatively impacted by $1.0 million due to the resolution of a customer dispute at VLOC.

Military & Materials (millions)

	Year Ended June 30,		% Increase
	2011	2010

Bookings	$92.0	$79.0	16%
Revenues	83.4	65.7	27%
Segment earnings	15.3	9.3	65%

The Company’s Military & Materials segment includes the combined operations of the Company’s EEO, PRM, and MLA. The above results include the results of MLA since the date of acquisition for the year ended June 30, 2011 only, as this acquisition was completed in December of 2010. The operating results of MLA were insignificant.

Bookings for fiscal year 2011 for Military & Materials increased 16% to $92.0 million from $79.0 million in fiscal year 2010. The increase in bookings in fiscal year 2011 compared to fiscal year 2010 was primarily the result of increased product demand at PRM. PRM benefited from an increase in demand for its selenium and tellurium raw materials from its industrial-based customers, especially in China, as worldwide industrial markets were more active in fiscal year 2011 when compared to fiscal year 2010. In addition, higher market-index pricing for these two raw materials also contributed to the increased booking levels.

Revenues for fiscal year 2011 for Military & Materials increased 27% to $83.4 million compared to $65.7 million in fiscal year 2010. The increase in revenues in fiscal year 2011 compared to fiscal year 2010 was primarily due to stronger shipment volume of selenium and tellurium at PRM as well as increased pricing of such products. EEO realized increased revenues as a result of higher shipment volume of sapphire windows for the Joint Strike Fighter program.

Segment earnings for fiscal year 2011 for Military & Materials increased 65% to $15.3 million from $9.3 million in fiscal year 2010. The improvement in segment earnings in fiscal year 2011 was primarily due to incremental margins realized on increased revenues at both EEO and PRM. In addition, PRM’s margins were favorably impacted as a result of the higher market pricing of selenium and tellurium.

Advanced Products Group (millions)

	Year Ended June 30,		% Increase
	2011	2010

Bookings	$84.8	$63.5	34%
Revenues	78.7	55.9	41%
Segment earnings	13.2	5.5	141%

The Advanced Products Group includes the combined operations of Marlow, WBG and WMG.

Bookings for fiscal year 2011 from the Advanced Products Group increased 34% to $84.8 million from $63.5 million in fiscal year 2010. The increase in bookings in fiscal year 2011 compared to fiscal year 2010 was primarily due to increased bookings at the WBG business unit for large diameter silicon carbide substrates and further product acceptance from Japanese customers. Specifically, WBG received a $5.2 million contract from the U.S. Department of Defense which focused on improving the growth processes of large diameter silicon carbide substrates. Bookings at Marlow increased due to orders for the gesture recognition product line and increased demand from defense, medical and automotive markets.

Revenues for fiscal year 2011 from the Advanced Products Group increased 41% to $78.7 million compared to $55.9 million in fiscal year 2010. The increase in revenues in fiscal year 2011 compared to fiscal year 2010 was primarily the result of higher shipments for gesture recognition product as the Marlow business unit gained market share in the gesture recognition market. Additionally, shipment volumes for silicon carbide products at the WBG business unit increased due to accelerated demand for such products within defense and commercial applications.

Segment earnings for fiscal year 2011 for the Advanced Products Group increased 141% to $13.2 million from $5.5 million in fiscal year 2010. The increase in segment earnings for fiscal year 2011 compared to fiscal year 2010 was primarily the result of increased margins realized from the incremental revenues. In addition, the utilization of Marlow’s low cost commercial production facility in Vietnam had a favorable impact on segment earnings.

Overall:

Manufacturing gross margin, which is defined as net domestic and international revenue less cost of goods sold, for fiscal year 2011 was $204.5 million or 42% of revenues compared to $131.7 million or 39% of revenues in fiscal year 2010. The increase in manufacturing gross margin for fiscal year 2011 compared to fiscal year 2010 was primarily due to the incremental margin realized on higher shipment levels at the majority of the Company’s operating units. In addition, product mix, yield improvements, pricing, operating efficiencies and favorable overhead absorption caused by higher shipment volumes at the Company’s business units favorably impacted manufacturing gross margin. Manufacturing gross margin was slightly offset by a $1.0 million charge recorded at VLOC relating to the resolution of a customer dispute.

Contract research and development gross margin, which is calculated as contract research and development revenues less contract research and development expense, for fiscal year 2011 was $2.4 million or 24% of revenues compared to contract research and development gross margin of $2.9 million or 29% of revenues for fiscal year 2010. The contract research and development revenues and costs are related primarily to development efforts in the Near-Infrared Optics and the Military & Materials segments as well as activities in the Advanced Products Group. The lower contract research and development gross margin for fiscal year 2011 compared to fiscal year 2010 was primarily due to certain contract rate adjustments and a higher mix of contracts with lower profit profiles.

Company-funded internal research and development expenses for fiscal year 2010 were $16.1 million or 3% of total revenues compared to $11.8 million or 3% of total revenues for fiscal year 2010. The increase in Company-funded internal research and development expense in fiscal year 2011 compared to fiscal year 2010 was primarily the result of a full year of internal research and development activities at Photop focused on efforts to refine and improve its photonic crystal materials, optical parts, laser instrumentation and display optics.

Selling, general and administrative expenses for the fiscal year 2011 were $92.0 million or 18% of revenues compared to $71.1 million or 21% of revenues for fiscal year 2010. The increase in selling general and administration expense for fiscal year 2011 compared to fiscal year 2010 was primarily due to the addition of a full year of expenses related to Photop as well as higher worldwide bonus expense resulting from improved operating profitability. Selling, general and administrative expense as a percentage of revenues improved during fiscal year 2011 compared to fiscal year 2010 primarily as a result of increased revenues outpacing incremental operating costs.

Interest expense for fiscal year 2011 and 2010 was $0.1 million. The low level of interest expense was the result of the Company having relatively low levels of average debt outstanding during fiscal years 2011 and 2010. The Company’s $15.0 million of outstanding long term debt as of June 30, 2011 was the result of a borrowing made near the end of the fiscal year 2011.

Other income for fiscal 2011 was $3.1 million compared to other expense of $0.3 million for fiscal year 2010. The majority of other income for fiscal 2011 was the result of foreign currency gains as certain of the Company’s foreign subsidiaries currencies strengthened against the U.S. dollar. In contrast, the Company incurred unrealized foreign currency losses during fiscal year 2010 as a result of the same foreign currencies weakening against the U.S. dollar.

The Company’s effective income tax rate for fiscal year 2011 was 18.4% compared to an effective income tax rate of 24.5% for fiscal year 2010. The lower income tax rate in fiscal year 2011 was primarily the result of a higher concentration of income in foreign jurisdictions with lower tax rates as well as certain foreign tax incentives enjoyed in fiscal year 2011.

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

Sources (uses) of Cash (millions):

	Year Ended
	June 30,
	2012	2011	2010
Net cash provided by operating activities	$88.1	$73.5	$72.4
Proceeds from exercises of stock options	2.7	6.2	2.6
Proceeds from sale of equity method investment	3.5	—	—
Purchases of businesses, net of cash acquired	(46.1)	(12.8)	(45.6)
Additions to property, plant and equipment	(42.8)	(40.9)	(13.8)
Net (payments)/proceeds on long-term borrowings	(7.3)	15.0	(0.6)
Payments on cash earnout arrangement	(6.0)	(6.0)	—
Purchases of treasury shares	(5.0)	—	—
Other	(1.5)	6.4	(2.9)

Net cash provided by operating activities:

Net cash provided by operating activities was $88.1 million and $73.5 million for the fiscal years ended June 30, 2012 and 2011, respectively. Despite the lower earnings in fiscal 2012 when compared to fiscal 2011, cash flows from operating activities increased primarily due to an increased focus on working capital management as well as higher non-cash charges for depreciation, amortization and share-based compensation expense.

Net cash provided by operating activities was $73.5 million and $72.4 million for the fiscal years ended June 30, 2011 and 2010, respectively. Despite the higher net earnings and non-cash charges in fiscal year 2011, cash flows from operating activities remained consistent with fiscal year 2010 primarily due to increased working capital requirements necessary to support the current level of business activity. Specifically, the Company increased its inventory levels as a result of a planned inventory build to support the level of demand for the Company’s products as well as higher prices of selenium and tellurium.

Net cash provided by (used in) investing activities:

Net cash used in investing activities was $84.9 million and $52.5 million for the fiscal years ended June 30, 2012 and 2011, respectively. The majority of the increase in cash used in investing activities during fiscal 2012 was the result of the acquisition of Aegis in July 2011.

Net cash used in investing activities was $52.5 million and $65.1 million for the fiscal years ended June 30, 2011 and 2010, respectively. The decrease in net cash used by investing activities in fiscal year 2011 compared to fiscal year 2010 was primarily the result of the Company’s cash consideration paid for its acquisition of Photop in fiscal year 2010, offset somewhat by increases in capital spending during fiscal year 2011.

Net cash provided by (used in) financing activities:

Net cash used in financing activities was $14.8 million for the year ended June 30, 2012 compared to net cash provided by financing activities of $19.2 million for the year ended June 30, 2011. The change in net cash flows from financing activities is primarily due to the Company’s net payments of long-term debt in fiscal 2012 compared to net borrowing in fiscal 2011. In addition, the Company repurchased 301,716 shares of its common stock for approximately $5.0 million in fiscal 2012 under its share repurchase program.

Net cash provided by financing activities was $19.2 million for the year ended June 30, 2011 compared to $3.0 million for the year ended June 30, 2010. During fiscal year 2011, cash generated from financing activities included $15.0 million in proceeds from long-term borrowings, $6.2 million from the exercise of stock options and $4.1 million of excess tax benefits from share-based compensation expense. These cash inflows were somewhat offset by a $6.0 million payment of a cash earnout arrangement in connection with the acquisition of Photop. During fiscal year 2010, cash generated from financing activities included $2.6 million of proceeds from the exercise of stock options and $1.0 million of excess tax benefits from share-based compensation expense. These cash inflows were slightly offset by $0.6 million of payments made on the Company’s Yen loan.

The Company’s credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2012, the Company was in compliance with all financial covenants.

In January 2012, the Company established a Yen denominated line of credit to replace its Yen term loan that was set to expire in June 2012. The new Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At June 30, 2012 and June 30, 2011, the Company had 300 million Yen borrowed. Additionally, the new facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2012, the Company was in compliance with all financial covenants.

The weighted average interest rate of total borrowings for the years ended June 30, 2012 and 2011 was 1.0% and 1.7%, respectively. The weighted average of total borrowings for the years ended June 30, 2012 and 2011 was $19.0 million and $4.5 million, respectively. The Company had available $42.3 million and $34.1 million under its lines of credit as of June 30, 2012 and 2011, respectively. The amounts available under the Company’s line of credit are reduced by outstanding letters of credit. At June 30, 2012 and 2011, total outstanding letters of credit supported by the credit facilities were $0.9 million.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2012	June 30, 2011
Cash and cash equivalents	$134.9	$149.5
Available borrowing capacity	42.3	34.1
Total debt obligation	12.8	18.7

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth for fiscal 2013. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2012, the Company held approximately $97 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the Operating Lease Obligations and the Purchase Obligations disclosed in the contractual obligations table below as well as letters of credit as discussed in Note 6 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Company enters into these off-balance sheet arrangements to acquire goods and services used in its business.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000’s) Long-Term Debt Obligations	$12,769	$—	$—	$12,769	$—
Interest Payments(1)	565	128	240	197	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(2)	43,881	7,613	11,279	5,413	19,576
Purchase Obligations(3)	26,583	22,110	4,398	75	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet	—	—	—	—	—

Total	$83,798	$29,851	$15,917	$18,454	$19,576

(1)	Variable rate interest obligations are based on the interest rate in place at June 30, 2012.
(2)	Includes obligation for the use of two parcels of land related to PRM. The lease obligation extends through years 2039 and 2056.
(3)

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

The gross unrecognized income tax benefits at June 30, 2012 which are excluded from the above table are $2.9 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. There were no material changes in our market risk exposures in fiscal year

2012 as compared to fiscal year 2011. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

The Company also has transactions denominated in Euros and British Pounds. Changes in the foreign currency exchange rates of the Company’s various currencies did not have a material impact on the results of operations for fiscal year 2012.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $6.4 million and $7.8 million at June 30, 2012 and June 30, 2011, respectively. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $3.3 million to an increase of approximately $4.0 million for the year ended June 30, 2012.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., Pacific Rare Specialty Metals & Chemicals, Inc., and AOFR, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings and were immaterial for the years ended June 30, 2012, 2011 and 2010, respectively.

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

Interest Rate Risks

As of June 30, 2012, the Company’s total borrowings of $12.8 million were from a line of credit borrowing of $9.0 million denominated in U.S. dollars and a line of credit borrowing of $3.8 million denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 1% on these borrowings would have had an immaterial impact to interest expense for the fiscal year ended June 30, 2012.

Commodity Risk

We are exposed to price risks for our Te and Se raw materials. Also, some of our raw materials are sourced from a limited number of suppliers. As a result, we remain exposed to price changes in the raw materials used in such processes. A 10% decrease in the index price of Te and Se would have caused an additional inventory write-down of approximately $1.4 million, or $0.02 per-share diluted at June 30, 2012.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2012, the Company’s internal controls over financial reporting were effective and provides reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Ernst & Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting as of June 30, 2012. Their report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). II-VI Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, II-VI Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of II-VI Incorporated and Subsidiaries and our report dated August 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of II-VI Incorporated and Subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 28, 2012

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets

June 30,	2012	2011
($000)
Current Assets
Cash and cash equivalents	$134,944	$149,460
Accounts receivable – less allowance for doubtful accounts of $1,536 and $766, respectively	104,761	90,606
Inventories	137,607	126,430
Deferred income taxes	10,796	8,215
Prepaid and refundable income taxes	8,488	8,606
Prepaid and other current assets	13,777	12,223
Total Current Assets	410,373	395,540
Property, plant and equipment, net	153,918	138,135
Goodwill	80,748	64,262
Other intangible assets, net	44,014	28,732
Investments	10,661	15,458
Deferred income taxes	145	3
Other assets	6,627	5,072
Total Assets	$706,486	$647,202

Current Liabilities
Accounts payable	$29,420	$25,065
Accrued compensation and benefits	27,234	33,889
Accrued income tax payable	8,761	5,290
Deferred income taxes	209	141
Other accrued liabilities	18,104	22,853
Current portion of long-term debt	—	3,729
Total Current Liabilities	83,728	90,967
Long-term debt	12,769	15,000
Deferred income taxes	5,883	6,641
Other liabilities	12,720	11,493
Total Liabilities	115,100	124,101
Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common Stock, no par value; authorized – 300,000,000 shares; issued – 69,626,883 shares and 69,077,492 shares, respectively	176,295	159,186
Accumulated other comprehensive income	10,238	13,116
Retained earnings	438,671	378,365
	625,204	550,667
Treasury stock at cost, 6,793,928 shares and 6,393,659 shares, respectively	35,247	28,293
Total II-VI Incorporated Shareholders’ Equity	589,957	522,374
Noncontrolling Interests	1,429	727
Total Shareholders’ Equity	591,386	523,101
Total Liabilities and Shareholders’ Equity	$706,486	$647,202

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings

Year Ended June 30,	2012	2011	2010
($000 except per share data)
Revenues (including contract research and development)
Domestic	$214,822	$204,136	$175,361
International	319,808	298,665	169,730
Total Revenues	534,630	502,801	345,091

Costs, Expenses and Other Expense (Income)
Cost of goods sold (including contract research and development)	341,889	295,902	210,492
Internal research and development	21,410	16,079	11,806
Selling, general and administrative	99,392	92,045	71,112
Interest expense	212	103	87
Other expense (income), net	(7,168)	(3,090)	277
Total Costs, Expenses and Other Expense	455,735	401,039	293,774

Earnings Before Income Taxes	78,895	101,762	51,317

Income taxes	17,620	18,744	12,582

Net Earnings	61,275	83,018	38,735
Less: Net Earnings Attributable to Noncontrolling Interests	969	336	158
Net Earnings Attributable to II-VI Incorporated	$60,306	$82,682	$38,577
Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.96	$1.33	$0.64
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.94	$1.30	$0.63

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

Year Ended June 30,	2012	2011	2010
($000)
Net earnings attributable to II-VI Incorporated	$60,306	$82,682	$38,577
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,878)	9,107	126
Comprehensive Income	$57,428	$91,789	$38,703

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-controlling Interest
	Shares	Amount			Shares	Amount		Total
(000)
Balance – July 1, 2009	65,531	$89,700	$3,862	$257,106	(6,458)	$(28,292)	$495	$322,871
Shares issued under stock incentive plans	420	2,637	—	—	—	—	—	2,637
Net earnings	—	—	—	38,577	—	—	158	38,735
Shares issued for acquisition of business	2,292	36,851	—	—	—	—	—	36,851
Treasury stock in deferred compensation plan	—	357	—	—	(26)	(357)	—	—
Foreign currency translation adjustment	—	—	146	—	—	—	(20)	126
Share-based compensation expense	—	8,790	—	—	—	—	—	8,790
Excess tax benefits from share-based compensation expense	—	976	—	—	—	—	—	976
Distribution of noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Balance – June 30, 2010	68,243	$139,311	$4,008	$295,683	(6,484)	$(28,649)	$507	$410,860
Shares issued under stock incentive plans	834	6,206	—	—	—	—	—	6,206
Net earnings	—	—	—	82,682	—	—	336	83,018
Treasury stock in deferred compensation plan	—	(356)	—	—	90	356	—	—
Foreign currency translation adjustment	—	—	9,108	—	—	—	(1)	9,107
Share-based compensation expense	—	9,972	—	—	—	—	—	9,972
Excess tax benefits from share-based compensation expense	—	4,053	—	—	—	—	—	4,053
Distribution of noncontrolling interests	—	—	—	—	—	—	(115)	(115)
Balance – June 30, 2011	69,077	$159,186	$13,116	$378,365	(6,394)	$(28,293)	$727	$523,101
Shares issued under stock incentive plans	550	2,738	—	—	—	—	—	2,738
Net earnings	—	—	—	60,306	—	—	969	61,275
Purchases of Treasury Stock	—	—	—	—	(302)	(4,988)	—	(4,988)
Treasury stock in deferred compensation plan	—	1,966	—	—	(98)	(1,966)	—	—
Foreign currency translation adjustment	—	—	(2,878)	—	—	—	—	(2,878)
Share-based compensation expense	—	11,584	—	—	—	—	—	11,584
Excess tax benefits from share-based compensation expense	—	821	—	—	—	—	—	821
Distribution of noncontrolling interests	—	—	—	—	—	—	(267)	(267)
Balance – June 30, 2012	69,627	$176,295	$10,238	$438,671	(6,794)	$(35,247)	$1,429	$591,386

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended June 30,	2012	2011	2010
($000)
Cash Flows from Operating Activities
Net earnings	$61,275	$83,018	$38,735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,242	25,669	19,127
Amortization	4,451	2,777	1,912
Share-based compensation expense	11,584	9,972	8,790
(Gain) Loss on foreign currency transactions	(1,514)	(405)	2,951
Gain on sale of equity investment	(1,021)	(168)	—
Earnings from equity investments	(1,059)	(579)	(375)
Deferred income taxes	577	(2,068)	(951)
Excess tax benefits from share-based compensation expense	(821)	(4,053)	(976)
Increase (decrease) in cash from changes in:
Accounts receivable	(8,931)	(7,197)	(23,447)
Inventories	(8,988)	(40,403)	2,657
Accounts payable	2,898	2,647	6,488
Income taxes payable	2,824	(2,722)	6,459
Other operating net assets	(3,448)	7,006	11,050
Net cash provided by operating activities	88,069	73,494	72,420
Cash Flows from Investing Activities
Additions to property, plant and equipment	(42,840)	(40,859)	(13,837)
Purchase of businesses, net of cash acquired	(46,141)	(12,813)	(45,600)
Proceeds from sale of equity method investment	3,478	—	—
Investments in unconsolidated businesses	—	(1,180)	(4,814)
Proceeds from collection of notes receivable	—	2,000	—
Other investing activities	615	360	(811)
Net cash used in investing activities	(84,888)	(52,492)	(65,062)
Cash Flows from Financing Activities
Proceeds on long-term borrowings	7,000	15,000	—
Payments on long-term borrowings	(14,295)	—	(558)
Proceeds from exercises of stock options	2,658	6,206	2,611
Excess tax benefits from share-based compensation expense	821	4,053	976
Payments on cash earnout arrangement	(6,000)	(6,000)	—
Purchases of treasury stock	(4,988)	—	—
Payments of deferred financing costs	—	(105)
Net cash (used in) provided by financing activities	(14,804)	19,154	3,029
Effect of exchange rate changes on cash and cash equivalents	(2,893)	1,278	1,709
Net (decrease) increase in cash and cash equivalents	(14,516)	41,434	12,096
Cash and Cash Equivalents at Beginning of Period	149,460	108,026	95,930
Cash and Cash Equivalents at End of Period	$134,944	$149,460	$108,026
Non-cash transactions:
Note receivable received from the sale of an equity investment	$2,022	$—	$—
Purchase of business by issuing Common Stock of the Company	$—	$—	$36,851
Purchases of business utilizing earnout consideration recorded in current and long-term liabilities	$—	$—	$11,900

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business.    II-VI Incorporated and subsidiaries (the “Company” “we” “us” “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically-integrated manufacturing company that creates and markets products for a diversified customer base including industrial manufacturing, military and aerospace, optical communications, high-power electronics, photovoltaic and thermoelectronics applications. The Company markets its products through its direct sales force and through distributors and agents.

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

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation.    For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) and AOFR Pty. Ltd. (“AOFR”) the functional currency is the U.S. dollar. The determination of the functional currency is made based on the appropriate economic and management indicators.

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

Cash and Cash Equivalents.    The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents is invested in investment grade money market type instruments. We place our cash and cash equivalents with high credit quality financial institutions and to date we have not experienced credit losses in these instruments. Cash of foreign subsidiaries is on deposit at banks in China, Vietnam, Singapore, Japan, Switzerland, the Netherlands, Germany, the Philippines, Belgium, Italy, Hong Kong, Australia and the U.K. At June 30, 2012, the Company had approximately $4.0 million of restricted cash in China.

Accounts Receivable.    The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of this reserve is reasonably assured.

The Company factored a portion of the accounts receivable of its Japan subsidiary during each of the years ended June 30, 2012 and 2011. Factoring is done with large banks in Japan. During the years ended June 30, 2012 and 2011, $12.3 million and $8.2 million, respectively, of accounts receivable had been factored. As of June 30, 2012 and 2011, the amount included in Other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse was immaterial. The Company had one customer that represents 12% of total accounts receivable as of June 30, 2012.

Inventories.    Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. The Company records an inventory reserve as a charge against earnings for all products on hand more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are presented net of reserves. The reserves totaled $6.1 million and $5.4 million at June 30, 2012 and 2011, respectively.

Property, Plant and Equipment.    Property, plant and equipment are carried at cost or fair market value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. The Company reviews its property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives for building, building improvements and land improvements of 10 to 20 years and 3 to 12 years for machinery and equipment.

Goodwill.    The excess purchase price over the fair market value allocated to identifiable tangible and intangible net assets of businesses acquired is reported as goodwill in the accompanying Consolidated Balance Sheets. The Company tests goodwill for impairment at least annually as of April 1, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of the Company’s reporting units to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) and a market analysis to determine the current fair value of the its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated.

Investments.    In July 2009, the Company acquired a 40% non-controlling interest in Langfang Haobo Diamond Co. Ltd. (“Haobo”) to form a joint venture in Beijing, China. This investment was accounted for under the equity method of accounting. The Company’s pro-rata share of the losses from this investment was immaterial for the periods presented. In March 2012, the Company sold its 40% non-controlling interest in Haobo for $5.5 million. The total consideration received was $3.5 million in cash and a $2.0 million non-interest bearing note receivable which is expected to be collected by September 30, 2012. The sale of Haobo resulted in a gain of $1.0 million which was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

The Company has a total equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at June 30, 2012 and June 30, 2011 was $10.7 million and $10.1 million, respectively. During the years ended June 30, 2012, 2011 and 2010, the Company’s pro-rata share of earnings from this investment was $1.3 million, $0.9 million and $0.7 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings. During the years ended June 30, 2012 and 2011, the Company recorded dividends from this equity investment of $0.5 million and $0.4 million, respectively.

Intangibles.    Intangible assets are initially recorded at their cost or fair market value upon acquisition. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 7 years to 18 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment at April 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.

Accrued Bonus and Profit Sharing Contribution.    The Company records bonus and profit sharing estimates as a charge against earnings. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain partial bonus amounts are paid on an interim basis, and the remainder is paid after the fiscal year end after the final determination of the applicable percentage or amounts. Other bonuses are paid annually.

Warranty Reserve.    The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. The following table summarizes the change in the carrying value of the Company’s warranty reserve as of and for the years ended June 30, 2012, 2011 and 2010.

Year Ended June 30,	2012	2011	2010
($000)
Balance – Beginning of Year	$1,187	$1,037	$861
Settlements during the period	(1,650)	(1,557)	(1,353)
Additional warranty liability recorded	1,710	1,707	1,529

Balance – End of Year	$1,247	$1,187	$1,037

Income Taxes.    Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Revenue Recognition.    The Company recognizes revenues for product shipments when persuasive evidence of a sales arrangement exists, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases with the exception of certain customers. For these customers, title does not pass and revenue is not recognized until the customer has received the product at its physical location.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2012 were approximately $1.5 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products that are covered by our warranty policy. Revenues generated from transactions other than product shipments are contract related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered the requirements under U.S. GAAP.

Shipping and Handling Costs.    Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were immaterial for the years ended June 30, 2012, 2011 and 2010, respectively.

Research and Development.    Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

Share-Based Compensation.    The Company follows U.S. GAAP in accounting for share-based compensation arrangements, which requires the recognition of the fair value of stock compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The Company recorded $11.6 million, $10.0 million and $10.1 million in share-based compensation expense in its Consolidated Statements of Earnings for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Consolidated Statements of Earnings based upon the employee classification of the grantees. The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option expense. During the fiscal years ended June 30, 2012, 2011 and 2010, the weighted-average fair value of options granted under the stock option plan was $9.32, $8.45 and $6.64, respectively, per option using the following assumptions:

Year Ended June 30,	2012	2011	2010
Risk free interest rate	1.05%	1.96%	3.22%
Expected volatility	59%	47%	49%
Expected life of options	5.47 years	6.61 years	7.00 years
Dividend yield	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Workers’ Compensation.    The Company is self-insured for certain losses related to workers’ compensation for its U.S. employees. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third party consultants. Periodically, management reviews its assumptions and the valuations to determine the adequacy of the self-insurance liability.

Accumulated Other Comprehensive Income.    Accumulated other comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events of the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $10.2 million and $13.1 million, respectively, as of June 30, 2012 and 2011.

Fair Value Measurements.    The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements in accordance with US GAAP.

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

Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Leases.    The Company classifies leases as operating in accordance with the provisions of lease accounting. Rent expense under noncancelable operating leases with scheduled rent increases or rent holidays is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. The current portion of unamortized deferred lease costs is included in Other accrued liabilities and the long-term portion is included in Other liabilities on the Consolidated Balance Sheets.

Recently Issued Financial Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to impairment testing of indefinite-lived intangible assets. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an accounting standard update related to goodwill impairment testing. The objective of the accounting standard update is to simplify how entities test goodwill for impairment by permitting an assessment of qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update also allows entities an unconditional option to bypass this qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income solely as part of the statement of changes in stockholders’ equity will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. This guidance, with retrospective application, becomes effective for the Company for interim and annual periods beginning in fiscal year 2013. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

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

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the third quarter of fiscal 2010, except for the disclosures related to purchases, sales, issuance and settlements, which was effective for the Company beginning in the first quarter of fiscal 2012. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.	Acquisitions

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

Assets
Short-term investment	$565
Accounts receivable	4,572
Inventories	2,853
Prepaid and other current assets	256
Deferred income taxes	11,185
Property, plant and equipment	2,933
Intangible assets	19,047
Goodwill	16,193

Total assets acquired	$57,604

Liabilities
Accounts payable	$1,375
Deferred income taxes	7,176
Long-term debt	1,295
Other accrued liabilities	1,617

Total liabilities assumed	$11,463

Net assets acquired	$46,141

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

The amount of revenues and earnings of Aegis included in the Company’s Condensed Consolidated Statement of Earnings for the year ended June 30, 2012 were revenues of $17.3 million and net losses of $2.2 million. In conjunction with the acquisition of Aegis, the Company incurred approximately $0.9 million of transaction costs, which were expensed in fiscal year 2011 in accordance with current accounting standards.

The following unaudited pro-forma consolidated results of operations for fiscal year 2012 and 2011, have been prepared as if the acquisition of Aegis had occurred July 1, 2010, the beginning of the Company’s fiscal year 2011, which is the fiscal year prior to acquisition ($000 except per share data).

	Year Ended June 30,
	2012	2011
Net revenues	$534,630	$533,295
Net earnings attributable to II-VI Incorporated	$60,306	$86,322
Basic earnings per share	$0.96	$1.39
Diluted earnings per share	$0.94	$1.36

The pro-forma results are not necessarily indicative of what actually would have occurred if the transaction had taken place at the beginning of the period, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 3.	Inventories

The components of inventories were as follows:

June 30,	2012	2011
($000)
Raw materials	$59,105	$53,108
Work in process	39,292	36,265
Finished goods	39,210	37,057
	$137,607	$126,430

Note 4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

June 30,	2012	2011
($000)
Land and improvements	$2,236	$2,043
Buildings and improvements	78,149	72,474
Machinery and equipment	228,564	197,136
Construction in progress	17,614	12,862
	326,563	284,515
Less accumulated depreciation	(172,645)	(146,380)
	$153,918	$138,135

Depreciation expense was $30.2 million, $25.7 million and $19.1 million for the years ended June 30, 2012, 2011 and 2010, respectively.

Note 5.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill are as follows:

	Year Ended June 30, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Total
Balance – July 1, 2011	$10,038	$33,511	$10,399	$10,314	$64,262
Goodwill acquired	—	16,193	—	—	16,193
Foreign currency translation	(426)	719	—	—	293
Balance – June 30, 2012	$9,612	$50,423	$10,399	$10,314	$80,748

In connection with the acquisition of Aegis in July of 2011, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheets based on the purchase price allocation.

	Year Ended June 30, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Total
Balance – July 1, 2010	$9,525	$32,335	$3,914	$10,314	$56,088
Goodwill acquired	—	—	6,485	—	6,485
Foreign currency translation	513	1,176	—	—	1,689
Balance – June 30, 2011	$10,038	$33,511	$10,399	$10,314	$64,262

In connection with the acquisition of Max Levy Autograph (“MLA”) in December of 2010, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheets based on the purchase price allocation.

In accordance with U.S. GAAP, the Company tests for potential impairment of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The evaluation of impairment involves comparing the current fair value of the Company’s reporting units to the recorded value (including goodwill). The Company uses a DCF model and a market analysis to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. As of April 1 of fiscal years 2012 and 2011, the Company completed its annual impairment tests of its reporting units. Based on the results of these analyses, the Company’s goodwill of $80.7 million as of June 30, 2012 and $64.3 million as of June 30, 2011 was not impaired.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2012 and 2011 were as follows:

	June 30, 2012			June 30, 2011
($000)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$21,856	$(7,640)	$14,216	$16,009	$(5,843)	$10,166
Tradenames	13,166	(888)	12,278	11,074	(811)	10,263
Customer Lists	25,816	(8,296)	17,520	14,327	(6,024)	8,303
Other	1,375	(1,375)	—	1,387	(1,387)	—

Total	$62,213	$(18,199)	$44,014	$42,797	$(14,065)	$28,732

Amortization expense recorded on the intangible assets for the years ended June 30, 2012, 2011 and 2010 was $4.5 million, $2.8 million, and $1.9 million, respectively. The patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 129 months. The customer lists are being amortized over 120 months with a weighted average remaining life of approximately 105 months. In connection with the acquisition of Aegis, the Company completed its valuation of certain identifiable intangible assets during the recently completed year ended June 30, 2012. The components of the identifiable intangible assets related to Aegis were $11.7 million for customer lists, $5.4 million for patents and $2.0 million for tradenames. The tradenames were determined to have an indefinite life and are not amortized but tested annually for impairment.

In connection with past acquisitions, the Company acquired tradenames with indefinite lives. The carrying amount of these tradenames of $11.6 million is not amortized but tested annually for impairment. The Company completed its impairment test of these tradenames with indefinite lives in the fourth quarter of fiscal years 2012 and 2011. Based on the results of these tests, the tradenames were not impaired at June 30, 2012 or 2011.

Included in the gross carrying amount and accumulated amortization of the Company’s patents, customer list and other component of intangible assets and goodwill is the effect of the foreign currency translation of the portion relating to the Company’s German subsidiaries, Photop and AOFR. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows:

Year Ending June 30,
($000)
2013	$4,186
2014	3,744
2015	3,479
2016	3,411
2017	3,402

Note 6.	Debt

The components of debt were as follows ($000):

June 30,	2012	2011
Line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	$9,000	$15,000
Yen denominated line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	3,769	3,729
Total debt	12,769	18,729
Current portion of long-term debt	—	3,729
Long-term debt, less current portion	$12,769	$15,000

The Company’s credit facility is a $50.0 million unsecured line of credit which, under certain conditions, may be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2012, the Company was in compliance with all financial covenants.

In January 2012, the Company established a Yen denominated line of credit to amend its Yen term loan that was set to expire in June 2012. The new Yen denominated line of credit is a 500 million Yen credit facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At June 30, 2012 and 2011, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2012, the Company was in compliance with all financial covenants.

The Company had available $42.3 million and $34.1 million under its lines of credit as of June 30, 2012 and 2011, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of June 30, 2012 and 2011, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The weighted average interest rate of total borrowings for the years ended June 30, 2012 and 2011 was 1.0% and 1.7%, respectively. The weighted average of total borrowings for the years ended June 30, 2012 and 2011 was $19.0 million and $4.5 million, respectively.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.4 million for the fiscal years ended June 30, 2012 and 2011. Borrowings are payable upon demand with interest charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% at June 30, 2012 and June 30, 2011. At June 30, 2012 and 2011, there were no outstanding borrowings under this facility.

The outstanding long-term debt at June 30, 2012 is due June 2016. There are no interim maturities or minimum payment requirements related to the credit facility before June 2016. Interest and commitment fees paid during the fiscal years ended June 30, 2012, 2011 and 2010 were immaterial.

Note 7.	Income Taxes

The components of income tax expense (benefit) were as follows:

Year Ended June 30,	2012	2011	2010
($000)
Current:
Federal	$283	$4,566	$5,031
State	227	1,050	219
Foreign	16,533	15,196	8,283
Total Current	$17,043	$20,812	$13,533
($000)
Deferred:
Federal	$3,409	$868	$(978)
State	(356)	(357)	(509)
Foreign	(2,476)	(2,579)	536
Total Deferred	$577	$(2,068)	$(951)
Total Income Tax Expense	$17,620	$18,744	$12,582

Principal items comprising deferred income taxes were as follows:

June 30,	2012	2011
($000)
Deferred income tax assets
Inventory capitalization	$6,328	$4,297
Non-deductible accruals	1,755	1,583
Accrued employee benefits	6,364	6,163
Net-operating loss and credit carryforwards	10,079	3,619
Share-based compensation expense	11,534	9,092
Other	563	269
Valuation allowances	(846)	(896)
Total deferred income tax assets	$35,777	$24,127
Deferred income tax liabilities
Tax over book accumulated depreciation	$(14,166)	$(12,113)
Intangible assets	(13,907)	(8,872)
Other	(2,855)	(1,706)
Total deferred income tax liabilities	$(30,928)	$(22,691)
Net deferred income taxes	$4,849	$1,436

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2012	%	2011	%	2010	%
($000)
Taxes at statutory rate	$27,614	35	$35,617	35	$17,961	35
Increase (decrease) in taxes resulting from:
State income taxes – net of federal benefit	(187)	—	312	—	(180)	—
Taxes on non U.S. earnings	(6,628)	(9)	(14,004)	(14)	(6,225)	(12)
Settlement of unrecognized tax benefits	(842)	(1)	—	—	—	—
Research and manufacturing incentive deductions	(2,079)	(3)	(2,515)	(2)	(318)	(1)
Other	(258)	—	(666)	(1)	1,344	3
	$17,620	22	$18,744	18	$12,582	25

During the fiscal years ended June 30, 2012, 2011, and 2010, net cash paid by the Company for income taxes was $13.2 million, $22.7 million, and $5.8 million, respectively.

Earnings before income taxes of our non-U.S. operations for June 30, 2012, 2011 and 2010 were $62.9 million, $85.4 million, and $41.4 million, respectively. The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the U.S. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $93.0 million and $83.0 million would have been required as of June 30, 2012 and 2011, respectively. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries; therefore, no provision has been made for future income taxes on the undistributed earnings of foreign subsidiaries, as they are considered indefinitely reinvested.

The Company’s Vietnam subsidiary operated under a tax holiday and did not pay income taxes through fiscal year 2010. For the year ended June 30, 2011, Vietnam’s income tax rate was approximately 5%. For the year ended June 30, 2012, Vietnam’s income tax rate was approximately 7.5%.

The sources of differences resulting in deferred income tax expense (benefit) from continuing operations and the related tax effect of each were as follows:

Year Ended June 30,	2012	2011	2010
($000)
Depreciation and amortization	$38	$2,754	$(818)
Inventory capitalization	(1,947)	(2,661)	985
Net operating loss and credit carryforwards net of valuation allowances	1,859	509	744
Share-based compensation expense	(2,442)	(1,801)	(2,084)
Other	3,069	(869)	222
	$577	$(2,068)	$(951)

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2012:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$1,729	June 2019 – June 2030
State tax credits	1,301	June 2013 – June 2027
Foreign tax credits	1,128	June 2019 – June 2022
Operating loss carryforwards:
Loss carryforwards – federal	$14,035	June 2024 – June 2029
Loss carryforwards – state	4,161	June 2013 – June 2032
Loss carryforwards – foreign	1,591	June 2016 – June 2019
Loss carryforwards – foreign	1,548	Indefinite

The Company has recorded a valuation allowance against the majority of the foreign loss carryforwards and select state tax credit carryforwards. The Company’s federal loss carryforwards, federal research and development credit carryforwards, and certain state tax credits resulted from the Company’s acquisition of Aegis and are subject to various annual limitations under Section 382 of the Internal Revenue Code.

Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
($000)
Balance at Beginning of Year	$4,744	$4,199	$2,575
Increases in current year tax positions	738	1,716	1,705
Increases in prior year tax positions	—	—	—
Decreases in prior year tax positions	(41)	—	—
Settlements	(1,788)	—	—
Expiration of statute of limitations	(803)	(1,171)	(81)
Balance at End of Year	$2,850	$4,744	$4,199

The Company classifies all estimated and actual interest and penalties as income tax expense. During the years ended June 30, 2012 and 2011, the Company recognized a $0.2 million benefit and a $0.1 million benefit, respectively, of interest and penalties within income tax expense. The Company had $0.1 million and $0.2 million of interest and penalties accrued at June 30, 2012 and 2011, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $2.8 million at June 30, 2012. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

In December 2011, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal year 2009 with no significant findings. As a result, during the fiscal year ended June 30, 2012, the Company reversed certain unrecognized tax benefits from fiscal year 2009 and recognized an income tax benefit of approximately $0.8 million.

Fiscal years 2010 to 2012 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2012 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2012 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal years 2007, 2008 and 2009 California state income tax returns are currently under examination by the State of California’s Franchise Tax Board.

Note 8.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation were 220,000, 109,000 and 998,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, because they were anti-dilutive.

Year Ended June 30,	2012	2011	2010
($000 except per share)
Net earnings attributable to II-VI Incorporated	$60,306	$82,682	$38,577
Divided by:
Weighted average shares	62,823	62,211	60,304
Basic earnings attributable to II-VI Incorporated per common share	$0.96	$1.33	$0.64
Net earnings attributable to II-VI Incorporated	$60,306	$82,682	$38,577
Divided by:
Weighted average shares	62,823	62,211	60,304
Dilutive effect of Common Stock equivalents	1,562	1,401	1,200
Diluted weighted average common shares	64,385	63,612	61,504
Diluted earnings attributable to II-VI Incorporated per common share	$0.94	$1.30	$0.63

Note 9.	Operating Leases

The Company leases certain property under operating leases that expire at various dates through the year ending June 30, 2056. Future rental commitments applicable to the operating leases at June 30, 2012 are as follows:

Year Ending June 30,
($000)
2013	$7,613
2014	6,049
2015	5,230
2016	3,404
2017	2,009
Thereafter	19,576

Rent expense was approximately $7.6 million, $5.6 million, and $4.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Note 10.	Shared-Based Compensation Plans

The Board of Directors adopted the II-VI Incorporated 2009 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders of the Company. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers, directors and consultants of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan shall not in the aggregate exceed 3,200,000 shares of Common Stock authorized plus any shares under the predecessor plan which was outstanding on the date of the shareholder’s approval of the Plan, that expire or terminate without being exercised. All options to purchase shares of Common Stock granted under the Plan have been at market price at the date of grant. Generally, twenty percent of the options may be exercised one year from the date of grant with comparable annual increases on a cumulative basis each year thereafter. The Plan also has vesting provisions predicated upon the death, retirement or disability of the optionee. As of June 30, 2012, there were 1,726,749 shares available to be issued under the Plan.

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees restricted share awards under the Plan. The restricted share awards have a three year cliff-vesting provision.

The Compensation Committee of the Board of Directors of the Company granted certain named executive officers and U.S. employees performance share awards under the Plan. During the fiscal year ended June 30, 2012, the Company had two outstanding performance share grants covering the periods July 2010 to June 2012 and July 2011 to June 2013. The awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. The awards are payable only if the Company achieves specified levels of revenue and cash flows from operations for the performance periods.

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established both a short-term and long-term performance and retention program under the Plan for certain Photop employees. As of June 30, 2012, a portion of this long-term performance and retention program was still outstanding, covering a performance period from January 1, 2012 to December 31, 2012. The remaining long-term retention and performance awards are only payable if Photop achieves the levels of revenue and earnings specified for each calendar year performance period as well as certain other non-financial performance targets pre-established for such performance period.

Stock Options:

Stock option activity relating to the plans during the year ended June 30, 2012 was as follows:

Stock Options	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding – July 1, 2011	4,259,836	$13.70
Granted	690,380	$18.22
Exercised	(339,366)	$7.82
Forfeited and Expired	(78,432)	$16.67
Outstanding – June 30, 2012	4,532,418	$14.77
Exercisable – June 30, 2012	2,819,294	$13.44

Included in the $11.6 million, $10.0 million, and $10.1 million of share-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010, was $6.0 million, $5.6 million, and $7.1 million, respectively, related to stock options. The weighted-average fair value of stock options granted under the stock option plan during the years ended June 30, 2012, 2011, and 2010, was $9.32, $8.45, and $6.64 per share, respectively. As of June 30, 2012, 2011 and 2010, the aggregate intrinsic value of stock options outstanding and exercisable was $14.6 million, $7.4 million and $6.7 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended June 30, 2012, and the options exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options exercised during the years ended June 30, 2012, 2011, and 2010 was $4.5 million, $6.1 million, and $2.6 million, respectively. As of June 30, 2012, total unrecognized compensation cost related to non-vested stock option awards was $10.6 million. This cost is expected to be recognized over a weighted average period of approximately three years. Outstanding and exercisable stock options at June 30, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$3.23-$5.60	91,400	0.79	$4.24	91,400	0.79	$4.24
$5.75-$8.80	444,770	2.33	$8.38	444,770	2.33	$8.38
$8.92-$13.89	1,850,710	5.05	$11.54	1,336,750	4.35	$11.29
$14.01-$21.62	1,422,324	7.86	$17.13	529,552	6.61	$16.78
$22.52-$27.18	723,214	6.22	$23.69	416,822	5.73	$23.52
	4,532,418	5.77	$14.77	2,819,294	4.55	$13.44

Restricted Share Awards:

Restricted share award activity relating to the plans during the year ended June 30, 2012, was as follows:

Restricted Share Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	253,102	$16.92
Granted	302,997	$18.31
Vested	(10,500)	$17.18
Forfeited	(20,240)	$17.68
Nonvested – June 30, 2012	525,359	$17.69

Included in the $11.6 million, $10.0 million and $10.1 million of share-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $3.0 million, $1.3 million and $0.1 million, respectively, related to restricted share awards. As of June 30, 2012, total unrecognized compensation cost related to non-vested restricted share awards was $5.5 million. This cost is expected to be recognized over a weighted average period of approximately two years. The restricted share compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the date of grant and is being recognized over the vesting period. The total fair value of the restricted stock granted during the years ended June 30, 2012, 2011 and 2010, was $5.5 million, $4.2 million and $0.4 million, respectively. The total fair value of restricted stock vested during the year ended June 30, 2012 was immaterial.

Performance Share Awards:

Performance share award activity relating to the plans during the year ended June 30, 2012, was as follows:

Performance Share Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	251,566	$16.75
Granted	178,132	$18.74
Vested	(102,175)	$15.95
Forfeited	(4,854)	$16.38
Nonvested – June 30, 2012	322,669	$17.66

Included in the $11.6 million, $10.0 million, and $10.1 million of share-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010, was $2.6 million, $3.1 million, and $2.9 million, respectively, related to performance share awards. As of June 30, 2012, total unrecognized compensation cost related to non-vested performance share awards was $3.7 million. This cost is expected to be recognized over a weighted average period of approximately one year. The performance share compensation expense was calculated based on the estimated number of shares expected to be earned multiplied by the stock price at the date of grant and is being recognized over the vesting period. The total fair value of performance shares granted during the years ended June 30, 2012 and 2011 was $3.3 million and $1.3 million, respectively. The total fair value of performance stock vested during the year ended June 30, 2012 was $1.6 million.

Note 11.	Segment and Geographic Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company has the following reportable segments at June 30, 2012: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop China and Vietnam, Aegis, and VLOC Incorporated (“VLOC”); (iii) Military & Materials, which consists of the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, PRM, and MLA; and (iv) Advanced Products Group (formerly the Compound Semiconductor Group), which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); WMG is responsible for the corporate research and development activities.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name, refines specialty metals and rare earth elements, primarily selenium and tellurium, under the PRM brand name, and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name. During the year ended June 30, 2012, the Military & Materials segment earnings were significantly impacted by an inventory lower of cost or market inventory adjustment at PRM of $8.3 million, driven by current photovoltaic market demand weakness which resulted in downward pressure on global tellurium index prices.

The Advanced Products Group is located in the U.S., Vietnam, Japan, China and Germany and is directed by a Corporate Executive Vice President. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, optical communications, medical, consumer and industrial markets. WBG manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following tables summarize selected financial information of the Company’s operations by segment:

	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
($000)
2012
Revenues	$201,611	$161,078	$97,385	$74,556	$—	$534,630
Inter-segment revenues	3,174	1,053	5,498	4,295	(14,020)	—
Segment earnings	51,095	10,511	1,891	8,442	—	71,939
Interest expense	—	—	—	—	—	(212)
Other income, net	—	—	—	—	—	7,168
Income taxes	—	—	—	—	—	(17,620)
Net earnings	—	—	—	—	—	61,275
Depreciation and amortization	8,480	17,993	3,937	4,283	—	34,693
Segment assets	220,550	289,991	91,113	104,832	—	706,486
Expenditures for property, plant and equipment	8,072	15,759	8,516	10,493	—	42,840
Equity investment	—	—	—	10,661	—	10,661
Goodwill	9,612	50,423	10,399	10,314	—	80,748

	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
($000)
2011
Revenues	$180,827	$159,803	$83,426	$78,745	$—	$502,801
Inter-segment revenues	3,282	299	6,520	5,015	(15,116)	—
Segment earnings	46,187	24,113	15,255	13,220	—	98,775
Interest expense	—	—	—	—	—	(103)
Other income, net	—	—	—	—	—	3,090
Income taxes	—	—	—	—	—	(18,744)
Net earnings	—	—	—	—	—	83,018
Depreciation and amortization	8,268	13,710	3,079	3,389	—	28,446
Segment assets	264,052	205,897	84,371	92,882	—	647,202
Expenditures for property, plant and equipment	9,065	16,795	5,414	9,585	—	40,859
Equity investments	—	—	—	15,458	—	15,458
Goodwill	10,038	33,511	10,399	10,314	—	64,262

	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
($000)
2010
Revenues	$135,063	$88,499	$65,674	$55,855	$—	$345,091
Inter-segment revenues	2,021	303	2,137	4,209	(8,670)	—
Segment earnings	24,582	12,304	9,307	5,488		51,681
Interest expense	—	—	—	—	—	(87)
Other expense, net	—	—	—	—	—	(277)
Income taxes	—	—	—	—	—	(12,582)
Net earnings	—	—	—	—	—	38,735
Depreciation and amortization	8,337	7,684	2,007	3,011	—	21,039
Expenditures for property, plant and equipment	1,817	4,115	4,706	3,199	—	13,837

Geographic information for revenues from the country of origin, and long-lived assets from the country of origin, which include property, plant and equipment, goodwill and other intangibles, net of related depreciation and amortization, investments and other assets, is as follows:

	Revenues
Year Ended June 30,	2012	2011	2010
($000)
United States	$204,706	$193,344	$172,466
Non-United States
China	123,348	128,101	53,821
Germany	51,962	41,373	31,227
Philippines	44,412	34,799	24,940
Japan	35,915	33,561	19,543
Vietnam	31,500	35,675	15,402
Switzerland	11,714	10,699	7,425
Singapore	7,238	7,542	5,751
Italy	7,214	7,421	5,277
United Kingdom	6,026	5,167	4,827
Belgium	6,010	5,119	4,412
Australia	4,585	—	—
Total Non-United States	329,924	309,457	172,625
	$534,630	$502,801	$345,091

	Long-Lived Assets
June 30,	2012	2011
($000)
United States	$172,020	$128,733
Non-United States
China	90,543	91,181
Vietnam	10,278	7,990
Philippines	8,692	4,420
Germany	4,944	5,391
Netherlands	3,355	8,935
Singapore	3,212	3,012
Other	3,069	2,000
Total Non - United States	124,093	122,929
	$296,113	$251,662

Note 12.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2012, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. During March 2012, the Company settled its contingent earnout arrangement that was previously recorded at fair value related to the acquisition of Photop. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by U.S. GAAP. The Company used the income approach in measuring the fair value of the earnout arrangement, which included a 0.93% discount rate and an assumed 100% probability of achieving the financial targets under the earnout arrangement. The fair value remeasurement of the earnout arrangement for the years ended June 30, 2012 and 2011 was insignificant. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of June 30, 2012 and 2011 ($000):

	Fair Value Measurements at June 30, 2012 Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$111	$—	$111	$—

	Fair Value Measurements at June 30, 2011 Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangements	$5,941	$—	$—	$5,941
Foreign currency forward contracts	$174	$—	$174	$—

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during fiscal year 2012 and 2011.

The following table presents a reconciliation of the beginning and ending fair-value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of Photop:

Significant Unobservable Inputs (Level 3)
Balance at June 30, 2011	$5,941
Changes in fair value	$59
Earnout payment	$(6,000)

Balance at June 30, 2012	$—

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. The Company’s borrowing are at variable interest rates and accordingly their carrying amounts approximate fair value.

Note 13.	Derivative Instruments

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

The Company has recorded the fair market value of these contracts in the Company’s financial statements. These contracts had a total notional amount of $6.4 million and $7.8 million at June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012, these forward contracts had expiration dates ranging from July 2012 through October 2012 with Japanese Yen denominations individually ranging from 120 million Yen to 160 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in the results of operations as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the years ended June 30, 2012, 2011 and 2010 was insignificant.

Note 14.	Employee Benefit Plans

Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions accrued for the plan are made at the discretion of the Company’s board of directors and were $2.8 million, $4.3 million, and $2.9 million for the years ended June 30, 2012, 2011 and 2010, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Company’s Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 1,600,000 shares. There were 590,889 and 611,784 shares of Common Stock available for purchase under the plan at June 30, 2012 and 2011, respectively.

As a requirement of a collective bargaining agreement, PRM maintains a defined benefit plan for substantially all of its employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability was $1.1 million as of June 30, 2012 and $0.7 million as of June 30, 2011.

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. Under the Compensation Plan, eligible participants can elect to defer up to 100% of discretionary incentive compensation, performance share awards and restricted share awards, into the Compensation Plan. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. Employees of the Company made contributions to the Compensation Plan in the amount of approximately $1.4 million, $2.9 million, and $1.0 million for the years ended June 30, 2012, 2011, and 2010, respectively. There were no employer contributions made to the Compensation Plan for the years ended June 30, 2012, 2011 and 2010.

Note 15.	Commitments and Contingencies

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A few of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a significant amount of penalties is reasonably likely to be incurred under these commitments based upon historical experience and current expectation. In addition, the Company has payment commitments relating to its acquisitions of HIGHYAG. Future commitments are as follows:

Year Ending June 30,
($000)
2013	$22,110
2014	4,290
2015	109
2016	75
2017	—

Note 16.	Share Repurchase Program

In May 2012, the Board of Directors authorized the Company to purchase up to $25 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2012, the Company purchased 301,716 shares of its common stock for approximately $5 million.

Quarterly Financial Data (unaudited)

Fiscal 2012

Quarter Ended	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
($000 except per share data)
Net revenues	$138,373	$126,757	$132,590	$136,910
Cost of goods sold, including contract activity	83,363	83,289	86,589	88,648
Internal research and development	5,163	5,016	5,698	5,533
Selling, general and administrative	26,812	24,214	23,329	25,037
Interest expense	59	77	48	28
Other expense (income) – net	(1,630)	(1,506)	(2,311)	(1,721)
Earnings from continuing operations before income taxes	24,606	15,667	19,237	19,385
Income taxes	5,892	2,147	4,967	4,614
Net Earnings	$18,714	$13,520	$14,270	$14,771
Net Earnings Attributable to Noncontrolling Interests	$135	$233	$276	$325
Net Earnings Attributable to II-VI Incorporated	$18,579	$13,287	$13,994	$14,446
Net Earnings Attributable to II-VI Incorporated: Basic earnings per share:	$0.30	$0.21	$0.22	$0.23
Net Earnings Attributable to II-VI Incorporated: Diluted earnings per share:	$0.29	$0.21	$0.22	$0.22

Fiscal 2011

Quarter Ended	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
($000 except per share data)
Net revenues	$120,134	$120,887	$129,997	$131,783
Cost of goods sold, including contract activity	70,898	70,851	77,149	77,004
Internal research and development	3,846	3,357	3,892	4,984
Selling, general and administrative	22,729	21,991	23,286	24,039
Interest expense	30	25	34	14
Other expense (income) – net	(2,062)	460	(1,431)	(57)
Earnings from continuing operations before income taxes	24,693	24,203	27,067	25,799
Income taxes	6,292	4,948	3,871	3,633
Net Earnings	$18,401	$19,255	$23,196	$22,166
Net Earnings Attributable to Noncontrolling Interests	$34	$98	$77	$127
Net Earnings Attributable to II-VI Incorporated	$18,367	$19,157	$23,119	$22,039
Net Earnings Attributable to II-VI Incorporated: Basic earnings per share:	$0.30	$0.31	$0.37	$0.35
Net Earnings Attributable to II-VI Incorporated: Diluted earnings per share:	$0.29	$0.30	$0.36	$0.34

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2012, 2011, AND 2010

(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Additions			Deduction from Reserves		Balance at End of Year
		Charged to Expense	Charged to Other Accounts
YEAR ENDED JUNE 30, 2012:
Allowance for doubtful accounts	$766	$940	$(18)		$(152	)(1)	$1,536
Warranty reserves	$1,187	$1,710	$—		$(1,650)		$1,247

YEAR ENDED JUNE 30, 2011:
Allowance for doubtful accounts	$1,081	$(38)	$(17)		$(260	)(1)	$766
Warranty reserves	$1,037	$1,707	$—		$(1,557)		$1,187

YEAR ENDED JUNE 30, 2010:
Allowance for doubtful accounts	$1,029	$115	$102	(2)	$(165	)(1)	$1,081
Warranty reserves	$861	$1,612	$(83	)(3)	$(1,353)		$1,037

(1)	Primarily relates to write-offs of accounts receivable.
(2)	Primarily relates to allowance for doubtful accounts from the acquisition of Photop, offset by foreign currency translations and transfers to other accounts
(3)

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

Report of the Registered Public Accounting Firm

The report of Ernst & Young LLP, an independent registered public accounting firm with respect to our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

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

The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).

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

The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

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

(2) Schedules

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2012 is set forth under Item 8 of this annual report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description of Exhibit

2.01	Merger Agreement by and among II-VI Incorporated, II-VI Holdings B.V., II-VI Cayman, Inc. Photop Technologies, Inc. And the Shareholder Representative named Therein, dated as of December 28, 2009	Incorporated herein by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on January 4, 2010.

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.2 to II-VI’s Current Report on Form 8-K File No. 000-16195) filed on November 8, 2011.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

Exhibit Number	Description of Exhibit

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.12 to II-VI’s Annual report on Form 10-K (File No. 000-16195) for the fiscal year Ended June 30, 2009.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 16195) for the Quarter Ended December 31, 2005.

Exhibit Number	Description of Exhibit

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q (File No. 000- 16195) for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000- 16195) for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2007.

10.20	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.

10.21	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.

10.22	Amended and Restated Employment Agreement by and between II-VI and Francis J. Kramer	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000- 16195) filed on September 24, 2008.

10.23	Amended and Restated Employment Agreement by and between II-VI and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.

10.24	Description of Discretionary Incentive Plan*	Incorporated herein by reference is Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.

Exhibit Number	Description of Exhibit

10.25	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A File No. 000-16195) filed on September 25, 2009.

10.26	$50,000,000 Revolving Credit Facility, Credit Agreement by and among II-VI Incorporated and The Guarantors Party Hereto and The Banks Party Hereto and PNC Bank, National Association, As Agent Dated as of June 15, 2011.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on June 17, 2011.

10.27	Form of Nonqualified Stock Option under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.27 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.28	Form of Restricted Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.28 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.29	Form of Performance Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.29 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.30	Form of Stock Appreciation Rights under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.30 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.31	Form of Performance Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.31 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 9, 2012.

10.32	Form of Restricted Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.32 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 9, 2012.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Description of Exhibit

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File**

*	Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED

Date: August 28, 2012	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 28, 2012	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Principal Financial and Accounting Officer:

Date: August 28, 2012	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

Date: August 28, 2012	By:	/s/ Carl J. Johnson
Carl J. Johnson
Director

Date: August 28, 2012	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 28, 2012	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: August 28, 2012	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: August 28, 2012	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 28, 2012	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

Date: August 28, 2012	By:	/s/ Howard H. Xia
Howard H. Xia
Director

EXHIBIT INDEX

2.01	Merger Agreement by and among II-VI Incorporated, II-VI Holdings B.V., II-VI Cayman, Inc. Photop Technologies, Inc. And the Shareholder Representative named Therein, dated as of December 28, 2009	Incorporated herein by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000- 16195) filed on January 4, 2010.

3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.1to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.

3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.2 to II-VI’s Current Report on Form 8-K File No. 000-16195) filed on November 8, 2011.

10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended March 31, 1996.

10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.

10.06	Description of Management-By-Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1993.

10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.

10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.

10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 1996.

10.10	II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 4.1 to II-VI’s Registration Statement No. 333-74682 on Form S-8.

10.11	Example Form of Stock Option Agreement under the II-VI Incorporated Stock Option Plan of 2001*	Incorporated herein by reference is Exhibit 10.17 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2004.

10.12	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.12 to II-VI’s Annual report on Form 10-K (File No. 000-16195) for the fiscal year Ended June 30, 2009.

10.13	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 26, 2005.

10.14	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No.16195) for the Quarter Ended December 31, 2005.

10.15	Form of Restricted Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.16	Form of Deferred Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.17	Form of Performance Unit Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.18	Form of Stock Appreciation Rights Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 2005.

10.19	Form of Performance Share Award under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.19 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2007.

10.20	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.

10.21	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.

10.22	Amended and Restated Employment Agreement by and between II-VI and Francis J. Kramer	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.

10.23	Amended and Restated Employment Agreement by and between II-VI and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.

10.24	Description of Discretionary Incentive Plan*	Incorporated herein by reference is Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.

10.25	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A File No. 000-16195) filed on September 25, 2009.

10.26	$50,000,000 Revolving Credit Facility, Credit Agreement by and among II-VI Incorporated and The Guarantors Party Hereto and The Banks Party Hereto and PNC Bank, National Association, As Agent Dated as of June 15, 2011.	Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on June 17, 2011.

10.27	Form of Nonqualified Stock Option under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.27 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.28	Form of Restricted Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.28 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.29	Form of Performance Share Award under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.29 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.30	Form of Stock Appreciation Rights under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.30 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on February 8, 2012.

10.31	Form of Performance Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.31 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 9, 2012.

10.32	Form of Restricted Share Unit under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.32 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 9, 2012.

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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