Form 10-Q
period 2012-09-30
II-VI INC
filed 2012-11-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

At November 1, 2012, 62,701,396 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2012	June 30, 2012
Assets
Current Assets
Cash and cash equivalents	$152,611	$134,944
Accounts receivable – less allowance for doubtful accounts of $2,011 at September 30, 2012 and $1,536 at June 30, 2012	98,695	104,761
Inventories	135,261	137,607
Deferred income taxes	10,411	10,796
Prepaid and refundable income taxes	7,374	8,488
Prepaid and other current assets	13,469	13,777

Total Current Assets	417,821	410,373
Property, plant & equipment, net	151,762	153,918
Goodwill	80,748	80,748
Other intangible assets, net	42,970	44,014
Investment	11,026	10,661
Deferred income taxes	47	145
Other assets	6,751	6,627

Total Assets	$711,125	$706,486

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$23,317	$29,420
Accrued compensation and benefits	24,015	27,234
Accrued income tax payable	7,112	8,761
Deferred income taxes	126	209
Other accrued liabilities	16,186	18,104

Total Current Liabilities	70,756	83,728
Long-term debt	17,865	12,769
Deferred income taxes	5,187	5,883
Other liabilities	13,043	12,720

Total Liabilities	106,851	115,100

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 69,849,855 shares at September 30, 2012; 69,626,883 shares at June 30, 2012	182,520	176,295
Accumulated other comprehensive income	11,590	10,238
Retained earnings	451,389	438,671

	645,499	625,204

Treasury stock, at cost, 7,187,965 shares at September 30, 2012 and 6,793,928 shares at June 30, 2012	42,578	35,247

Total II-VI Incorporated Shareholders’ Equity	602,921	589,957
Noncontrolling Interest	1,353	1,429

Total Shareholders’ Equity	604,274	591,386

Total Liabilities and Shareholders’ Equity	$711,125	$706,486

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2012	2011

Revenues
Domestic	$52,283	$55,569
International	80,009	82,804

Total Revenues	132,292	138,373

Costs, Expenses and Other Expense (Income)
Cost of goods sold	83,457	83,363
Internal research and development	5,585	5,163
Selling, general and administrative	26,656	26,812
Interest expense	36	59
Other expense (income), net	(761)	(1,630)

Total Costs, Expenses, and Other Expense (Income)	114,973	113,767

Earnings Before Income Taxes	17,319	24,606

Income Taxes	4,187	5,892

Net Earnings	13,132	18,714
Less: Net Earnings Attributable to Noncontrolling Interest	414	135

Net Earnings Attributable to II-VI Incorporated	$12,718	$18,579

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.20	$0.30
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.20	$0.29

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended September 30,
	2012	2011

Net earnings	$13,132	$18,714
Other comprehensive income:
Foreign currency translation adjustments	1,079	940

Comprehensive income	$14,211	$19,654

Net earnings attributable to noncontrolling interest:	$414	$135
Other comprehensive income attributable to noncontrolling interest:
Foreign currency translation adjustment attributable to noncontrolling interest	(273)	—

Comprehensive income attributable to noncontrolling interest	$141	$135

Comprehensive income attributable to II-VI Incorporated	$14,070	$19,519

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$13,132	$18,714
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,013	7,287
Amortization	1,058	1,023
Share-based compensation expense	3,460	4,575
Loss on foreign currency remeasurements and transactions	216	255
Earnings from equity investments	(365)	(326)
Deferred income taxes	(205)	(871)
Excess tax benefits from share-based compensation expense	(387)	(45)
Increase (decrease) in cash from changes in:
Accounts receivable	6,379	2,812
Inventories	3,271	(11,976)
Accounts payable	(6,160)	(933)
Income taxes	(430)	3,359
Other operating net assets	(4,797)	(9,584)

Net cash provided by operating activities	23,185	14,290

Cash Flows from Investing Activities
Additions to property, plant & equipment	(5,929)	(12,712)
Purchase of business, net of cash acquired	—	(46,141)
Other investing activities	42	23

Net cash used in investing activities	(5,887)	(58,830)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,000	7,000
Payments on long-term borrowings	(1,000)	(1,295)
Proceeds from exercises of stock options	1,083	179
Purchases of treasury stock	(5,899)	—
Minimum tax withholding requirements	(137)	—
Excess tax benefits from share-based compensation expense	387	45

Net cash provided by financing activities	434	5,929

Effect of exchange rate changes on cash and cash equivalents	(65)	(63)

Net increase (decrease) in cash and cash equivalents	17,667	(38,674)

Cash and Cash Equivalents at Beginning of Period	134,944	149,460

Cash and Cash Equivalents at End of Period	$152,611	$110,786

Cash paid for interest	$32	$72
Cash paid for income taxes	$4,560	$3,006

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non- Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance – June 30, 2012	69,627	$176,295	$10,238	$438,671	(6,794)	$(35,247)	$1,429	$591,386

Shares issued under share-based compensation plans	223	1,083	—	—	—	—	—	1,083

Minimum tax withholding requirements	—	—	—	—	(7)	(137)	—	(137)

Share-based compensation expense	—	3,460	—	—	—	—	—	3,460
Net earnings	—	—	—	12,718	—	—	414	13,132
Purchases of treasury stock	—	—	—	—	(317)	(5,899)	—	(5,899)
Treasury stock under deferred compensation arrangements	—	1,295	—	—	(70)	(1,295)	—	—
Excess tax benefits from share-based compensation	—	387	—	—	—	—	—	387
Distributions of noncontrolling interest	—	—	—	—	—	—	(217)	(217)
Foreign currency translation adjustments	—	—	1,352	—	—	—	(273)	1,079

Balance – September 30, 2012	69,850	$182,520	$11,590	$451,389	(7,188)	$(42,578)	$1,353	$604,274

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012. The consolidated results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2012 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Effective July 1, 2012, the Company changed its reportable segments in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Effective July 1, 2012, VLOC Incorporated (“VLOC”) has been included in the Military & Materials operating segment for financial reporting purposes. Prior to July 1, 2012, the Company’s VLOC business unit was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Form 10-Q to reflect this reclassification.

Note 2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to impairment testing of indefinite-lived intangible assets. The update simplifies the guidance of testing for potential impairment of indefinite-lived intangible assets other than goodwill. The amendment provides entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” (that is, a likelihood of more than 50 percent) that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and indefinite-lived intangible asset impairment testing.

In September 2011, the FASB issued an accounting standard update related to goodwill impairment testing. The objective of the accounting standard update is to simplify how entities test goodwill for impairment by permitting an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update also allows entities an unconditional option to bypass this qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This accounting standard update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and goodwill impairment testing.

In June 2011, the FASB issued changes to the presentation of comprehensive income that require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity is no longer permitted. This guidance, with retrospective application, was adopted by the Company in the first quarter of fiscal year 2013. Other than the change in presentation, these changes have had no impact on the consolidated financial statements and the calculation and presentation of earnings per share.

Note 3.	Investment

The Company has a total equity investment in Guangdong Fuxin Electronic Technology based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2012 and June 30, 2012 was $11.0 million and $10.7 million, respectively. During each of the three months ended September 30, 2012 and 2011, the Company’s pro-rata share of earnings from this investment was $0.4 million which was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 4.	Inventories

The components of inventories were as follows ($000):

	September 30, 2012	June 30, 2012

Raw materials	$56,746	$59,105
Work in progress	41,436	39,292
Finished goods	37,079	39,210

	$135,261	$137,607

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30, 2012	June 30, 2012

Land and land improvements	$2,236	$2,236
Buildings and improvements	79,909	78,149
Machinery and equipment	236,139	228,564
Construction in progress	12,983	17,614

	331,267	326,563
Less accumulated depreciation	(179,505)	(172,645)

	$151,762	$153,918

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Three Months Ended September 30, 2012
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$9,612	$48,496	$12,326	$10,314	$80,748
Foreign currency translation	83	(83)	—	—	—

Balance – end of period	$9,695	$48,413	$12,326	$10,314	$80,748

The Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The measurement of a potential impairment begins with comparing the current fair value of the Company’s reporting units to the recorded value (including goodwill). The Company uses a discounted cash flow model (“DCF model”) and a market analysis to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. However, actual fair values that could be realized could differ from those used to evaluate the impairment of goodwill.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2012 and June 30, 2012 was as follows ($000):

	September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$21,854	$(8,078)	$13,776	$21,856	$(7,640)	$14,216
Trademarks	13,166	(907)	12,259	13,166	(888)	12,278
Customer Lists	25,868	(8,933)	16,935	25,816	(8,296)	17,520
Other	1,378	(1,378)	—	1,375	(1,375)	—

Total	$62,266	$(19,296)	$42,970	$62,213	$(18,199)	$44,014

Amortization expense recorded on these intangible assets was $1.1 million and $1.0 million, for the three months ended September 30, 2012 and 2011, respectively. The patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 121 months. The customer lists are being amortized over approximately 120 months with a weighted average remaining life of approximately 97 months. The gross carrying amount of trademarks includes $11.4 million of acquired trade names resulting from past acquisitions. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, Photop Technologies, Inc. (“Photop”) and AOFR Pty. Ltd. (“AOFR”).

At September 30, 2012, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2013	$3,163
2014	3,744
2015	3,479
2016	3,411
2017	3,402

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30, 2012	June 30, 2012

Line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	$14,000	$9,000
Yen denominated line of credit, interest at the LIBOR Rate, as defined, plus 0.625%	3,865	3,769

Total debt	17,865	12,769
Current portion of long-term debt	—	—

Long-term debt, less current portion	$17,865	$12,769

At September 30, 2012, the Company’s credit facility was a $50.0 million unsecured line of credit which, under certain conditions, could be expanded to $80.0 million. The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2012, the Company was in compliance with all financial covenants. See “Note 15. Subsequent Events”.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2012 and June 30, 2012, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2012, the Company was in compliance with all financial covenants.

The Company had aggregate availability of $37.2 million and $42.3 million under its lines of credit as of September 30, 2012 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2012 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The weighted average interest rate of total borrowings was 0.89% and 1.01% for the three months ended September 30, 2012 and 2011.

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2012 and 2011 was 24.2% and 23.9%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2012 and June 30, 2012, the gross unrecognized income tax benefit was $3.0 million and $2.9 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at September 30, 2012 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.0 million and $2.9 million of gross unrecognized income tax benefit at September 30, 2012 and June 30, 2012 was immaterial. Fiscal years 2010 to 2012 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2012 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2012 remain open to examination by certain foreign taxing jurisdictions.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares that were not included in the calculation were approximately 380,000 and 124,000 for the three months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive ($000 except per share data):

	Three Months Ended September 30,
	2012	2011
Net earnings attributable to II-VI Incorporated	$12,718	$18,579
Divided by:
Weighted average shares	62,786	62,698

Basic earnings attributable to II-VI Incorporated per common share	$0.20	$0.30

Net earnings attributable to II-VI Incorporated	$12,718	$18,579
Divided by:
Weighted average shares	62,786	62,698
Dilutive effect of common stock equivalents	1,413	1,367

Diluted weighted average common shares	64,199	64,065

Diluted earnings attributable to II-VI Incorporated per common share	$0.20	$0.29

Note 10.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2012, the Company’s VLOC business unit has been included in the Military & Materials operating segment for financial reporting purposes in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Prior to July 1, 2012, VLOC was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Form 10-Q to reflect this reclassification.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company had the following reportable segments at September 30, 2012: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Aegis Lightwave, Inc. and AOFR; (iii) Military & Materials, which consists of the Company’s Exotic Electro-Optics, Inc. (“EEO”) subsidiary, VLOC, Max Levy Autograph (“MLA”), and Pacific Rare Speciality Metals & Chemicals, Inc. (“PRM”); and (iv) Advanced Products Group, which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”) subsidiary, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); WMG is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name and manufactures tunable optical devices and couplers and combiners required for high speed optical networks sold under the Aegis and AOFR brand names, respectively.

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared products for military applications under the EEO brand name, refines specialty metals and rare earth elements, primarily selenium and tellurium, under the PRM brand name, and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name. The Military & Materials segment also designs, manufactures and markets near-infrared and visible-light products for military applications and laser gain material and products for solid-state yttrium aluminum garnet (“YAG”) lasers, yttrium lithium fluoride (“YLF”) lasers and Ultra-Violet (“UV”) Filter components sold under the VLOC brand name.

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

The following tables summarize selected financial information of the Company’s operations by segment:

	Three Months Ended September 30, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$51,556	$40,646	$23,935	$16,155	$—	$132,292
Inter-segment revenues	500	332	1,540	1,184	(3,556)	—
Segment earnings (loss)	11,842	7,722	(2,148)	(822)	—	16,594
Interest expense	—	—	—	—	—	(36)
Other income, net	—	—	—	—	—	761
Income taxes	—	—	—	—	—	(4,187)
Net earnings	—	—	—	—	—	13,132
Depreciation and amortization	2,064	4,287	1,487	1,234	—	9,072
Segment assets	225,857	273,585	106,658	105,025	—	711,125
Expenditures for property, plant and equipment	1,376	1,409	1,330	1,814	—	5,929
Equity investment	—	—	—	11,026	—	11,026
Goodwill	9,695	48,413	12,326	10,314	—	80,748

	Three Months Ended September 30, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$50,796	$30,989	$30,780	$25,808	$—	$138,373
Inter-segment revenues	658	542	1,936	784	(3,920)	—
Segment earnings	12,357	2,560	2,110	6,008	—	23,035
Interest expense	—	—	—	—	—	(59)
Other income, net	—	—	—	—	—	1,630
Income taxes	—	—	—	—	—	(5,892)
Net earnings	—	—	—	—	—	18,714
Depreciation and amortization	2,195	3,643	1,535	937	—	8,310
Segment assets	201,558	236,405	126,498	101,467	—	665,928
Expenditures for property, plant and equipment	1,700	4,215	3,513	3,284	—	12,712
Equity investments	—	—	—	15,777	—	15,777
Goodwill	9,834	53,359	12,326	10,314	—	85,833

Note 11.	Share-Based Compensation

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

During the three months ended September 30, 2012 and 2011, the Company recorded $3.6 million and $4.6 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings. The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings, based on the employee classification of the grantees.

Stock Options and Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. During the three months ended September 30, 2012 and 2011, the weighted-average fair values of awards granted under the Plan were $8.49 and $9.33 per award, respectively, using the following assumptions:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Risk free interest rate	0.93%	1.07%
Expected volatility	49%	59%
Expected life of options	5.65 years	5.51 years
Dividend yield	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk free interest rate shown above is the weighted average rate for all awards granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Included in the $3.6 million and $4.6 million of share-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, was $1.6 million and $2.9 million of share-based compensation expense related to these awards.

Restricted Share Awards and Restricted Share Units:

The restricted share awards and units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards and units have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%. Included in the $3.6 million and $4.6 million of share-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, was $1.1 million and $0.8 million, respectively, of share-based compensation expense related to restricted share awards and units.

Performance Share Awards and Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of September 30, 2012, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods.

In conjunction with the Company’s acquisition of Photop, the Compensation Committee established both a short-term and long-term performance and retention program under the Plan for certain Photop employees. As of September 30, 2012, a portion of this long-term performance and retention program was still outstanding, covering a performance period from January 1, 2012 to December 31, 2012. The remaining long-term retention and performance awards are payable only if Photop achieves the levels of revenue and earnings specified for the outstanding performance period as well as certain other pre-established non-financial performance targets.

The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant. Included in the $3.6 million and $4.6 million of share-based compensation expense for each of the three months ended September 30, 2012 and 2011, respectively, was $0.9 million of share-based compensation expense related to performance share awards and units.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2012 and 2011, the Company had foreign currency forward contracts in Japanese Yen recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. These contracts are recorded in Other accrued liabilities or Prepaid and other current assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended September 30, 2012 and 2011 was insignificant.

Note 13.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of and for the three months ended September 30, 2012 ($000):

Three Months Ended September 30, 2012

Balance – Beginning of Period	$1,247
Payments made during the period	(358)
Additional warranty liability recorded during the period	365

Balance – End of Period	$1,254

Note 14.	Share Repurchase Program

In May 2012, the Board of Directors authorized the Company to purchase up to $25 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal period ended September 30, 2012, the Company purchased 317,042 shares of its common stock pursuant to the share repurchase program for approximately $5.9 million. As of September 30, 2012, the Company has purchased a total of 618,756 shares of its common stock for approximately $10.9 million under this share repurchase program.

Note 15.	Subsequent Events

On November 1, 2012, the Company, through a merger involving a wholly-owned subsidiary of II-VI, acquired all of the outstanding shares of M Cubed Technologies, Inc. (“M Cubed”), a privately held company with operations in Connecticut and Delaware for approximately $71.4 million, subject to a potential post-closing working capital adjustment that could increase the purchase price by up to $2.5 million. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, crystal display, industrial and defense markets. The final purchase price will be subject to customary closing adjustments, including working capital adjustments. The results for the three months ended September 30, 2012 do not include any operating results of M Cubed, but do include certain transaction-related expenses attributable to the acquisition of M Cubed of approximately $0.5 million, pre-tax, which are required to be expensed under current accounting standards. Due to the timing of the acquisition of M Cubed, the final purchase price allocation and related accounting for M Cubed was not available as of the filing date of this Quarterly Report on Form 10-Q. This information will be disclosed in future filings.

On October 31, 2012, the Company exercised the accordion feature of its existing $50 million unsecured credit facility to increase the size of its credit facility from $50 million to $80 million. Except as described above, the credit facility continues pursuant to its existing terms and conditions. The Company used a portion of its increased available credit facility to finance the acquisition of M Cubed. Total long-term debt of the Company immediately following the acquisition of M Cubed was approximately $82 million.

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

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2012, and herein.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), the worldwide leader in engineered materials and opto-electronic components, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics, optical communications, medical and thermoelectronics applications.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, military, optical communications, photovoltaic, medical and consumer applications. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers (“OEMs”), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

Effective July 1, 2012, the Company changed its reportable segments in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Effective July 1, 2012, VLOC has been included in the Military & Materials operating segment for financial reporting purposes. Prior to July 1, 2012, the Company’s VLOC business unit was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Form 10-Q to reflect this reclassification.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at September 30, 2012 were $2.0 million and $1.3 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred. The company had one customer that represented 13% of total accounts receivable as of September 30, 2012.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($000’s except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011

Bookings	$114.4		$130.2

		% of Revenues		% of Revenues
Total Revenues	$132.3	100.0%	$138.4	100.0%
Cost of goods sold	83.5	63.1	83.4	60.2

Gross margin	48.8	36.9	55.0	39.8

Operating Expenses:
Internal research and development	5.6	4.2	5.2	3.7
Selling, general and administrative	26.7	20.1	26.8	19.4
Interest and other, net	(0.7)	(0.5)	(1.6)	(1.1)

Earnings before income tax	17.3	13.1	24.6	17.8
Income taxes	4.2	3.2	5.9	4.3

Net earnings	13.1	9.9	18.7	13.5
Net earnings attributable to noncontrolling interest	0.4	0.3	0.1	0.1

Net earnings attributable to II-VI Incorporated	$12.7	9.6	$18.6	13.4

Diluted earnings per-share	$0.20		$0.29

Executive Summary

During the three months ended September 30, 2012, the Company began to see slowing order patterns across the majority of its business units as further political and economic uncertainty worldwide resulted in a reduction of orders from an already cautious customer base. Net earnings attributable to II-VI Incorporated for the three months ended September 30, 2012 decreased to $12.7 million ($0.20 per-share diluted) compared to $18.6 million ($0.29 per-share diluted) for the same period last fiscal year. Revenues decreased slightly from the same period last fiscal year, while gross margin was negatively impacted by PRM due to lower selling prices of tellurium and selenium shipped to customers, as well as changes in product mix at Marlow and unfavorable absorption of manufacturing overhead costs combined with higher raw material input prices at several of the Company’s business units. The negative impacts on gross margin were somewhat offset by a favorable change in product mix at the Company’s Photop and Aegis business units. The Company continued to invest resources in research and development activities at Photop and Aegis while managing worldwide operating costs to ensure proper alignment with current revenue levels.

Consolidated

Bookings. Bookings for the three months ended September 30, 2012 decreased 12.1% to $114.4 million, compared to $130.2 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The decline in overall bookings levels is attributable to lower orders in the Infrared Optics, Military & Materials and Advanced Products Group segments, offset somewhat by bookings increases at Photop and Aegis within the Company’s Near-Infrared Optics segment. The decreased bookings at Infrared Optics was mostly attributable to reduced demand from Japanese OEMs in the high-power CO2 laser market, while slowing demand for Marlow’s gesture recognition product line within the Advanced Products Group continued to put downward pressure on bookings. Within the Military & Materials segment, PRM experienced lower bookings as a result of reduced orders and pricing for selenium and tellurium while bookings at VLOC were unfavorably impacted by the timing of receipt of a large UV Filter military order. The Company’s Photop and Aegis subsidiaries within the Near-Infrared Optics segment offset a portion of the bookings declines due to increased order intake from large optical communication customers in Asia.

Revenues. Revenues for the three months ended September 30, 2012 decreased 4.4% to $132.3 million, compared to $138.4 million for the same period last fiscal year. The decrease in revenues was attributable to PRM and VLOC within the Military & Materials segment and Marlow within the Advanced Products Group segment. These decreases in revenue were somewhat offset by higher revenue at Photop and Aegis within the Near-Infrared Optics segment. PRM revenue decreased as a result of lower shipment volumes and selling prices to customers for both its selenium and tellurium minor metals while revenue at VLOC decreased as a result of lower product demand for military applications. Marlow experienced lower shipment volume of gesture recognition product as a result of decreased demand, while higher revenue levels at Photop and Aegis were the result of increased sales volumes to multiple Asian optical communication customers.

Gross margin. Gross margin for the three months ended September 30, 2012 was $48.8 million or 36.9% of total revenues, compared to $55.0 million or 39.8% of total revenues, for the same period last fiscal year. The decline in gross margin was mostly due to a reduction in the selling prices at PRM of both tellurium and selenium as well as the decline in gesture recognition shipment volume at the Company’s Marlow business unit which typically yields a high margin profile. Gross margin within the Company Infrared Optics segment was also impacted by higher input prices of raw materials used in production. Somewhat offsetting these negative impacts on gross margin was a shift in product mix at Photop and Aegis, which realized higher margins on a large concentration of optical communication and high-power fiber laser couplers and combiners, respectively.

Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2012 were $5.6 million, or 4.2% of revenues, compared to $5.2 million, or 3.7% of revenues, for the same period last fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of ongoing research and development investment at Photop and Aegis within the Near-Infrared optics segment. Photop is focusing research and development efforts on optical communication and commercial optic markets, specifically regarding components and module products that will be utilized by customers to satisfy future high-speed network requirements. Aegis continues to invest in new product development of high performance flexible bandwidth optical channel monitors and high-power fiber laser couplers and combiners.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2012 were $26.7 million or 20.1% of revenues, compared to $26.8 million, or 19.4% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues increased slightly during the three months ended September 30, 2012 compared to the same periods last fiscal year, mostly as a result of incremental operating costs outpacing revenues.

Interest and other, net. Interest and other, net for the three months ended September 30, 2012 was income of $0.7 million. Included in interest and other, net for the three months ended September 30, 2012 are earnings from the Company’s equity investment in Fuxin, net interest income on excess cash reserves and unrealized gains on the deferred compensation plan that were somewhat offset by foreign currency losses. The majority of interest and other, net for the three months ended September 30, 2011 was the result of a $1.4 million gain related to the sale of precious metals inventory, earnings of equity investments, net interest income on excess cash reserves, foreign currency losses and unrealized losses on the deferred compensation plan.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2012 was 24.2%, compared to an effective tax rate of 23.9% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% is primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

Segment Reporting

Effective July 1, 2012, the Company’s VLOC business unit has been included in the Military & Materials operating segment for financial reporting purposes in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Prior to July 1, 2012, VLOC was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information to reflect this reclassification for all periods presented in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 10. Segment Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings.

Infrared Optics (millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2012	2011

Bookings	$47.5	$51.1	(7)%
Revenues	$51.6	$50.8	1%
Segment earnings	$11.8	$12.4	(4)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended September 30, 2012 for Infrared Optics decreased 7% to $47.5 million, compared to $51.1 million for the same period last fiscal year. The decrease in bookings for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily driven by decreased demand from OEMs for new high-power CO2 laser systems in Japan and Europe somewhat offset by increased orders at HIGHYAG for one-micron beam delivery system welding heads. The stagnant Japanese economy as well as fiscal uncertainty in Europe, has contributed to the lower demand for new high-power CO2 laser systems in these geographic locations.

Revenues for the three months ended September 30, 2012 for Infrared Optics increased 1% to $51.6 million, compared to $50.8 million for the same period last fiscal year. This slight increase in revenue reflects higher shipment volume at HIGHYAG for one-micron laser welding heads, somewhat offset by decreased revenue within Infrared Optics as a result of cautious buying patterns from customers in Asia and Europe.

Segment earnings for the three months ended September 30, 2012 for Infrared Optics decreased 4% to $11.8 million, compared to $12.4 million for the same period last fiscal year. The decrease in segment earnings for the three months ended September 30, 2012 compared to the same periods last fiscal year was primarily due to lower gross margins caused by higher raw material input prices.

Near-Infrared Optics (millions)

	Three Months Ended September 30,		% Increase
	2012	2011

Bookings	$35.1	$31.8	10%
Revenues	$40.6	$31.0	31%
Segment earnings	$7.7	$2.6	202%

The Company’s Near-Infrared Optics segment includes the combined operations of Photop and Aegis.

Bookings for the three months ended September 30, 2012 for Near-Infrared Optics increased 10% to $35.1 million, compared to $31.8 million for the same period last fiscal year. The increase in bookings for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily driven by increased order intake at both Photop and Aegis for green laser devices and optical channel monitors, respectively.

Revenues for the three months ended September 30, 2012 for Near-Infrared Optics increased 31% to $40.6 million, compared to $31.0 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily driven by higher shipment volumes at Photop to large Chinese optical communication customers as well as increased revenues earned by providing contract manufacturing services.

Segment earnings for the three months ended September 30, 2012 for Near-Infrared Optics increased 202% to $7.7 million, compared to $2.6 million for the same period last fiscal year. The increase in segment earnings was driven by the incremental revenues at Photop as well as higher gross margins as a shift in product mix to optical communication products with higher margin profiles more than offset increased spending on research and development activities.

Military & Materials (millions)

	Three Months Ended September 30,		% (Decrease)
	2012	2011

Bookings	$17.7	$26.4	(33)%
Revenues	$23.9	$30.8	(22)%
Segment (loss) earnings	$(2.1)	$2.1	(202)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, VLOC, and MLA.

Bookings for the three months ended September 30, 2012 for Military & Materials decreased 33% to $17.7 million, compared to $26.4 million for the same period last fiscal year. The decrease in bookings for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily driven by reduced demand at both PRM and VLOC. Bookings at PRM were negatively impacted due to reduced orders for selenium and tellurium as well as lower index pricing of these materials. At VLOC, continued pressure and propositions to reduce U.S. defense spending as well as the timing of UV Filter orders had a negative impact on bookings.

Revenues for the three months ended September 30, 2012 for Military & Materials decreased 22% to $23.9 million, compared to $30.8 million for the same period last fiscal year. The decrease in revenues for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily due to lower shipments at VLOC resulting from reduced military orders as well as lower product demand for both tellurium and selenium at PRM.

Segment (loss) earnings for the three months ended September 30, 2012 for Military & Materials was a segment loss of $2.1 million, compared to segment earnings of $2.1 million for the same period last fiscal year. The unfavorable change in segment (loss) earnings for the three months ended September 30, 2012 was mostly due to the aforementioned reduced revenues as well as reduced gross margins at VLOC and PRM. The unfavorable gross margin change at VLOC was mostly due to unfavorable absorption of manufacturing overhead costs while PRM’s gross margin was negatively impacted by lower selling prices of tellurium to customers.

Advanced Products Group (millions)

	Three Months Ended September 30,		% (Decrease)
	2012	2011

Bookings	$14.0	$21.0	(33)%
Revenues	$16.2	$25.8	(37)%
Segment (loss) earnings	$(0.8)	$6.0	(114)%

The Company’s Advanced Products Group includes the combined operations of Marlow, WBG and WMG.

Bookings for the three months ended September 30, 2012 for the Advanced Products Group decreased 33% to $14.0 million, compared to $21.0 million for the same period last fiscal year. The decrease in bookings for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily due to a significant reduction in demand for Marlow’s gesture recognition product line.

Revenues for the three months ended September 30, 2012 for the Advanced Products Group decreased 37% to $16.2 million, compared to $25.8 million for the same period last fiscal year. The decrease in revenues for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily due to lower shipment volumes of gesture recognition and telecommunication products at Marlow.

Segment (loss) earnings for the three months ended September 30, 2012 decreased 114% to a segment loss of $0.8 million, compared to segment earnings of $6.0 million for the same period last fiscal year. The unfavorable change in segment (loss) earnings for the three months ended September 30, 2012 compared to the same period last fiscal year was primarily due to the lower revenues as well as declining gross margin at Marlow resulting from unfavorable product mix as gesture recognition sales with higher margin profiles have relented.

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

Sources (uses) of Cash (millions):

	Three Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$23.2	$14.3
Proceeds from exercises of stock options	1.1	0.2
Purchase of business, net of cash acquired	—	(46.1)
Additions to property, plant and equipment	(5.9)	(12.7)
Net proceeds on long-term borrowings	5.0	5.7
Purchases of treasury shares	(5.9)	—
Other	0.2	(0.1)

Cash provided by operating activities was $23.2 million for the three months ended September 30, 2012, compared to cash provided by operating activities of $14.3 million for the same period last fiscal year. The increase in cash provided by operating activities was the result of stronger working capital management.

Net cash used in investing activities was $5.8 million for the three months ended September 30, 2012, compared to net cash used of $58.8 million for the same period last fiscal year. The majority of the change in net cash used in investing activities was the result of the acquisition of Aegis in July 2011 as well as reduced capital spending in the current year.

Net cash used in financing activities for the three months ended September 30, 2012 consisted mostly of $5.9 million of cash used to repurchase Company stock under the approved share repurchase program, somewhat offset by net proceeds on long-term borrowings of $5.0 million. Net cash provided by financing activities during the three months ended September 30, 2011 consisted mostly of net proceeds on long-term borrowings of $5.7 million.

At September 30, 2012, the Company’s credit facility was a $50.0 million unsecured line of credit, which, on October 31, 2012, was expanded to $80.0 million (as noted below). The credit facility has a five-year term through June 2016 and has an interest rate of LIBOR, as defined in the agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2012, the Company was in compliance with all financial covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to the LIBOR Rate, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2012 and June 30, 2012, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2012, the Company was in compliance with all financial covenants.

The Company had aggregate availability of $37.2 million and $42.3 million under its lines of credit as of September 30, 2012 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2012 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $0.9 million.

The weighted average interest rate of total borrowings was 0.89% and 1.01%, respectively, for the three months ended September 30, 2012 and 2011.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	September 30, 2012	June 30, 2012

Cash and cash equivalents	$152.6	$134.9
Available borrowing capacity	37.2	42.3
Total debt obligation	17.9	12.8

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2012 and June 30, 2012, the Company held approximately $115 million and $97 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

On November 1, 2012, the Company, through a merger involving a wholly-owned subsidiary of II-VI, acquired all of the outstanding shares of M Cubed Technologies, Inc. (“M Cubed”), a privately held company with operations in Connecticut and Delaware for approximately $71.4 million, subject to a potential post-closing working capital adjustment that could increase the purchase price by up to $2.5 million.

As noted above, on October 31, 2012, the Company exercised the accordion feature of its existing $50 million unsecured credit facility to increase the size of its credit facility from $50 million to $80 million. Except as described above, the credit facility continues pursuant to its existing terms and conditions. The Company used a portion of its increased available credit facility to finance the acquisition of M Cubed. Total long-term debt of the Company immediately following the acquisition of M Cubed was approximately $82 million.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of September 30, 2012.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-term debt obligations	$17,865	$—	$—	$17,865	$—
Interest payments(1)	650	116	291	243	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations(2)	42,855	7,465	10,948	5,083	19,359
Purchase obligations(3)	24,808	23,443	1,227	138	—
Other long-term liabilities reflected on the registrant’s balance sheet	—	—	—	—	—

Total	$86,178	$31,024	$12,466	$23,329	$19,359

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2012.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligation extends through years 2039 and 2056.
(3)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials.

The $3.0 million gross unrecognized income tax benefit at September 30, 2012 is excluded from the table above. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not anticipate such losses. The Company currently has a 500 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount for the three months ended September 30, 2012. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.9 million for the three months ended September 30, 2012.

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

Interest Rate Risks

As of September 30, 2012, the total borrowings of $17.9 million were from a line of credit of $3.9 million denominated in Japanese Yen and a line of credit borrowing of $14.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have had an immaterial impact on the Company’s financial results for the three months ended September 30, 2012.

Commodity Risk

We are exposed to price risks for our tellurium and selenium raw materials. Also, some of our raw materials are sourced from a limited number of suppliers. As a result, we remain exposed to price changes in the raw materials used in such processes. As of September 30, 2012, a 10% decrease in the index price of tellurium and selenium would have caused an additional inventory write-down of approximately $1.1 million, or $0.02 per-share diluted.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. Those risk factors included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

July 1, 2012 to July 31, 2012	—		$—	—	$20,000,000
August 1, 2012 to August 31, 2012	324,394	(b)	$18.61	317,042	$14,088,000
September 1, 2012 to September 30, 2012	—		$—	—	$14,088,000

Total	324,394		$18.61	317,042

(a)	A share repurchase program of up to $25.0 million was approved by the Board of Directors and announced on May 31, 2012. The repurchase program has no expiration date.
(b)	Includes 7,352 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted and performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

2.1	Merger Agreement, dated as of November 1, 2012, by and among II-VI Incorporated, Monarch Acquisition Co., M Cubed Technologies, Inc. and MMMT Representative, LLC, as the stockholder representative (the “Merger Agreement”). Schedules to the Merger Agreement identified in the Table of Contents to the Merger Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 1, 2012.

10.1	Amended and Restated Revolving Credit Note by and among II-VI Incorporated and the Guarantors Party Hereto and PNC Bank, National Association, as Agent dated as of October 31, 2012.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 1, 2012.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File

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

II-VI INCORPORATED
(Registrant)

Date: November 8, 2012	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

2.1	Merger Agreement, dated as of November 1, 2012, by and among II-VI Incorporated, Monarch Acquisition Co., M Cubed Technologies, Inc. and MMMT Representative, LLC, as the stockholder representative (the “Merger Agreement”). Schedules to the Merger Agreement identified in the Table of Contents to the Merger Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 1, 2012.

10.1	Amended and Restated Revolving Credit Note by and among II-VI Incorporated and the Guarantors Party Hereto and PNC Bank, National Association, as Agent dated as of October 31, 2012.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 1, 2012.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.