Form 10-Q
period 2012-12-31
II-VI INC
filed 2013-02-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

At February 1, 2013, 62,199,324 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31, 2012	June 30, 2012
Assets
Current Assets
Cash and cash equivalents	$162,810	$134,944
Accounts receivable – less allowance for doubtful accounts of $1,498 at December 31, 2012 and $1,536 at June 30, 2012	93,758	104,761
Inventories	151,942	137,607
Deferred income taxes	10,861	10,796
Prepaid and refundable income taxes	4,936	8,488
Prepaid and other current assets	12,613	13,777

Total Current Assets	436,920	410,373
Property, plant & equipment, net	184,025	153,918
Goodwill	123,075	80,748
Other intangible assets, net	76,094	44,014
Investment	11,254	10,661
Deferred income taxes	6,519	145
Other assets	8,973	6,627

Total Assets	$846,860	$706,486

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$29,930	$29,420
Accrued compensation and benefits	26,919	27,234
Accrued income tax payable	6,504	8,761
Deferred income taxes	129	209
Other accrued liabilities	18,978	18,104

Total Current Liabilities	82,460	83,728
Long-term debt	124,482	12,769
Deferred income taxes	4,632	5,883
Other liabilities	17,827	12,720

Total Liabilities	$229,401	$115,100

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 69,888,663 shares at December 31, 2012; 69,626,883 shares at June 30, 2012	186,136	176,295
Accumulated other comprehensive income	13,576	10,238
Retained earnings	463,589	438,671

	$663,301	$625,204

Treasury stock, at cost, 7,487,965 shares at December 31, 2012 and 6,793,928 shares at June 30, 2012	47,519	35,247

Total II-VI Incorporated Shareholders’ Equity	$615,782	$589,957
Noncontrolling Interests	1,677	1,429

Total Shareholders’ Equity	$617,459	$591,386

Total Liabilities and Shareholders’ Equity	$846,860	$706,486

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended December 31,
	2012	2011

Revenues
Domestic	$51,479	$50,156
International	74,410	76,601

Total Revenues	125,889	126,757

Costs, Expenses and Other Expense (Income)
Cost of goods sold	79,019	83,289
Internal research and development	5,626	5,016
Selling, general and administrative	26,309	24,214
Interest expense	223	77
Other expense (income), net	(4,551)	(1,506)

Total Costs, Expenses, and Other Expense (Income)	106,626	111,090

Earnings Before Income Taxes	19,263	15,667

Income Taxes	6,796	2,147

Net Earnings	12,467	13,520
Less: Net Earnings Attributable to Noncontrolling Interests	267	233

Net Earnings Attributable to II-VI Incorporated	$12,200	$13,287

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.19	$0.21
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.19	$0.21

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2012	2011

Revenues
Domestic	$103,762	$105,725
International	154,419	159,405

Total Revenues	258,181	265,130

Costs, Expenses and Other Expense (Income)
Cost of goods sold	162,476	166,652
Internal research and development	11,211	10,179
Selling, general and administrative	52,965	51,026
Interest expense	259	136
Other expense (income), net	(5,312)	(3,136)

Total Costs, Expenses, and Other Expense (Income)	221,599	224,857

Earnings Before Income Taxes	36,582	40,273

Income Taxes	10,983	8,039

Net Earnings	25,599	32,234
Less: Net Earnings Attributable to Noncontrolling Interests	681	368

Net Earnings Attributable to II-VI Incorporated	$24,918	$31,866

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.40	$0.51
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.39	$0.50

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net earnings	$12,467	$13,520	$25,599	$32,234
Other comprehensive income:
Foreign currency translation adjustments	2,043	(343)	3,122	597

Comprehensive income	$14,510	$13,177	$28,721	$32,831

Net earnings attributable to noncontrolling interests:	$267	$233	$681	$368
Other comprehensive income attributable to noncontrolling interests:
Foreign currency translation adjustments attributable to noncontrolling interests	57	—	(216)	—

Comprehensive income attributable to noncontrolling interests	$324	$233	$465	$368

Comprehensive income attributable to II-VI Incorporated	$14,186	$12,944	$28,256	$32,463

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$25,599	$32,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,860	14,784
Amortization	2,374	2,048
Share-based compensation expense	6,534	7,176
Impairment of property, plant and equipment	—	434
Loss (gain) on foreign currency remeasurements and transactions	810	(595)
Earnings from equity investments	(593)	(484)
Deferred income taxes	2,307	(433)
Excess tax benefits from share-based compensation expense	(387)	(122)
Increase (decrease) in cash from changes in:
Accounts receivable	20,932	7,694
Inventories	(6,445)	(14,501)
Accounts payable	(4,640)	1,464
Income taxes	1,688	797
Other operating net assets	(4,062)	(7,583)

Net cash provided by operating activities	60,977	42,913

Cash Flows from Investing Activities
Additions to property, plant & equipment	(13,177)	(23,068)
Purchase of businesses, net of cash acquired	(126,397)	(46,141)
Proceeds received on contractual settlement from Thailand flood	2,436	—
Proceeds from the collection of note receivable	1,395	—
Other investing activities	70	24

Net cash used in investing activities	(135,673)	(69,185)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	113,000	7,000
Payments on long-term borrowings	(1,000)	(6,295)
Payment of debt issuance costs	(560)	—
Purchases of treasury stock	(10,840)	—
Distribution of noncontrolling interests	(217)	—
Minimum tax withholding requirements	(137)	—
Proceeds from exercises of stock options	1,625	452
Excess tax benefits from share-based compensation expense	387	122

Net cash provided by financing activities	102,258	1,279

Effect of exchange rate changes on cash and cash equivalents	304	(634)

Net increase (decrease) in cash and cash equivalents	27,866	(25,627)

Cash and Cash Equivalents at Beginning of Period	134,944	149,460

Cash and Cash Equivalents at End of Period	$162,810	$123,833

Cash paid for interest	$184	$119

Cash paid for income taxes	$6,379	$7,602

Non-cash transactions:
Purchase of business utilizing earnout arrangement recorded in other long-term liabilities	$4,200	$—

Purchase of business utilizing deferred purchase price recorded in other current liabilities	$700	$—

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non- Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance – June 30, 2012	69,627	$176,295	$10,238	$438,671	(6,794)	$(35,247)	$1,429	$591,386

Shares issued under share-based compensation plans	262	1,625	—	—		—	—	1,625

Minimum tax withholding requirements	—	—	—	—	(7)	(137)	—	(137)

Share-based compensation expense	—	6,534	—	—	—	—	—	6,534
Net earnings	—	—	—	24,918	—	—	681	25,599
Purchases of treasury stock	—	—	—	—	(617)	(10,840)	—	(10,840)
Treasury stock under deferred compensation arrangements	—	1,295	—	—	(70)	(1,295)	—	—
Excess tax benefits from share-based compensation	—	387	—	—	—	—	—	387
Distributions of noncontrolling interests	—	—	—	—	—	—	(217)	(217)
Foreign currency translation adjustments	—	—	3,338	—	—	—	(216)	3,122

Balance – December 31, 2012	69,889	$186,136	$13,576	$463,589	(7,488)	$(47,519)	$1,677	$617,459

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three and six months ended December 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended June 30, 2012. The consolidated results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated results of operations for the three and six months ended December 31, 2012, include M Cubed Technologies, Inc. and the Oclaro thin film filter business and product line since their respective dates of acquisition. LightWorks Optics, Inc. was acquired near the end of the quarter ended December 31, 2012 and had no contribution to our operating results during the three and six months ended December 31, 2012. For further information, see “Note 3. Acquisitions.” The June 30, 2012 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Effective July 1, 2012, the Company changed its reportable segments in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Effective July 1, 2012, VLOC Incorporated (“VLOC”) has been included in the Military & Materials operating segment for financial reporting purposes. Prior to July 1, 2012, the Company’s VLOC business unit was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Quarterly Report on Form 10-Q to reflect this reclassification.

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

Note 3.	Acquisitions

M Cubed Technologies, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of M Cubed Technologies, Inc. (“M Cubed”), a privately-held company based in Connecticut with manufacturing locations in Monroe and Newtown, Connecticut, and Newark, Delaware. The total consideration consisted of cash of $68.2 million, net of cash acquired of $5.7 million. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, display, industrial and defense markets. As a result of the acquisition, the Company will diversify its engineered materials product portfolio in the reaction bonded silicon carbide ceramics and metal matrix composite markets while realizing synergies in engineered materials growth and processes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible, and intangible assets as well as deferred income taxes. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of M Cubed during fiscal year 2013 ($000):

Assets

Accounts receivable, net	$7,424
Inventories	4,811
Prepaid and other assets	518
Deferred income taxes	21,089
Property, plant & equipment	19,884
Intangible assets	11,078
Goodwill	18,132

Total assets acquired	$82,936

Liabilities
Accounts payable	$2,807
Deferred income taxes	11,100
Other accrued liabilities	864

Total liabilities assumed	$14,771

Net assets acquired	$68,165

The goodwill of M Cubed of $18.1 million is included in the Advanced Products Group segment and is attributed to the expected synergies and the assembled workforce of M Cubed. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $7.4 million with the gross contractual amount being $7.5 million. At the time of acquisition, the Company expected $0.1 million of accounts receivable to be uncollectible. The majority of the deferred tax assets of M Cubed are related to net operating loss carryforwards. The Company has considered any carryforward limitations and expirations and expects to fully utilize these carryforwards to offset future income taxes.

The amount of revenues of M Cubed included in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2012 was $7.3 million. The amount of earnings of M Cubed included in the Company’s Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2012 were not material.

Thin Film Filter Business and Interleaver Product Line

On December 3, 2012, the Company purchased the thin film filter and interleaver product line of Oclaro, Inc. (“Oclaro”) for $27.4 million in cash. These businesses design and manufacture thin film filter optical chips and products for optical communications, life sciences, and industrial applications and will report within the Company’s Photop Technologies, Inc. (“Photop”) business unit as part of the Company’s Near-Infrared Optics operating segment for financial reporting purposes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets. The following table presents the preliminary allocation of the purchase price of the assets acquired at the date of acquisition, as the Company intends to finalize its accounting for this acquisition during fiscal year 2013 ($000):

Assets
Inventories	$1,085
Prepaid and other assets	129
Property, plant & equipment	10,400
Intangible assets	7,882
Goodwill	7,951

Total assets acquired	$27,447

The goodwill of $8.0 million is included in the Near-Infrared Optics segment and is attributed to the expected synergies and the assembled workforce of the business and is fully deductible for income tax purposes.

The amount of revenues and earnings of these businesses included in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2012 were not material.

LightWorks Optics, Inc.

On December 21, 2012, the Company purchased all of the outstanding shares of LightWorks Optics, Inc. (“LightWorks”), a privately held company based in Tustin, California with manufacturing locations in both Tustin and Vista, California. Under the terms of the merger agreement, the initial consideration consisted of cash paid at acquisition date of $30.8 million and other closing adjustments of $0.7 million, which are expected to be paid by March 31, 2013. In addition, the agreement provided up to a maximum of $4.2 million of additional cash earnout arrangement based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013, which if earned, would be payable in March 2014. The final purchase price is subject to customary closing adjustments, including working capital adjustments. LightWorks manufactures precision optical systems and components, including visible, infrared, and laser-based systems and subassemblies addressing the defense, aerospace, industrial and life science markets. LightWorks will work cooperatively with the Company’s Exotic Electro-Optics (“EEO”) business unit to broaden and expand current product offerings in the defense and aerospace markets while strengthening customer relationships through complementary technology and product development. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets, as well as the earnout arrangement. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of LightWorks during fiscal year 2013 ($000):

Assets
Accounts receivable, net	$2,412
Inventories	463
Prepaid and other assets	270
Property, plant & equipment	3,453
Intangible assets	15,351
Goodwill	15,894

Total assets acquired	$37,843

Liabilities
Accounts payable	$692
Other accrued liabilities	1,451

Total liabilities assumed	$2,143

Net assets acquired	$35,700

The goodwill of LightWorks of $15.9 million is included in the Military & Materials segment and is attributed to the expected synergies and the assembled workforce of LightWorks. All goodwill acquired is deductible for income tax purposes. The gross contractual amount and fair value of accounts receivable acquired was $2.4 million as the Company believes the entire amount to be fully collectible.

In conjunction with the acquisitions of M Cubed, the Oclaro business and interleaver product line and LightWorks, the Company expensed transaction costs of approximately $0.9 million and $1.2 million, respectively, during the three and six months ended December 31, 2012, which are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for fiscal year 2013 have been prepared as if the acquisitions of M Cubed, the Oclaro business and interleaver product line and LightWorks had occurred on July 1, 2011, the beginning of the Company’s fiscal year 2012, which is the fiscal year prior to acquisition ($000 except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$139,172	$145,191	$296,746	$301,897
Net earnings attributable to II-VI Incorporated	13,009	13,845	30,179	31,439
Basic earnings per share	0.21	0.22	0.48	0.50
Diluted earnings per share	0.20	0.22	0.47	0.49

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred on July 1, 2011, and are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 4.	Investment

The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of this investment recorded at December 31, 2012 and June 30, 2012 was $11.3 million and $10.7 million, respectively. During the three and six months ended December 31, 2012, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.6 million, respectively, and was $0.3 million and $0.7 million, respectively, for the three and six months ended December 31, 2011 and were recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings for all periods.

Note 5.	Inventories

The components of inventories were as follows ($000):

	December 31, 2012	June 30, 2012

Raw materials	$62,551	$59,105
Work in progress	46,469	39,292
Finished goods	42,922	39,210

	$151,942	$137,607

Note 6.	Property, Plant & Equipment

Property, plant & equipment consists of the following ($000):

	December 31, 2012	June 30, 2012

Land and land improvements	$2,236	$2,236
Buildings and improvements	80,894	78,149
Machinery and equipment	273,078	228,564
Construction in progress	16,156	17,614

	372,364	326,563
Less accumulated depreciation	(188,339)	(172,645)

	$184,025	$153,918

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Six Months Ended December 31, 2012
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$9,612	$48,496	$12,326	$10,314	$80,748
Goodwill acquired	—	7,951	15,894	18,132	41,977
Foreign currency translation	147	203	—	—	350

Balance – end of period	$9,759	$56,650	$28,220	$28,446	$123,075

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2012 and June 30, 2012 were as follows ($000):

	December 31, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$38,202	$(8,631)	$29,571	$21,856	$(7,640)	$14,216
Trademarks	15,005	(926)	14,079	13,166	(888)	12,278
Customer Lists	42,187	(9,743)	32,444	25,816	(8,296)	17,520
Other	1,380	(1,380)	—	1,375	(1,375)	—

Total	$96,774	$(20,680)	$76,094	$62,213	$(18,199)	$44,014

As a result of the preliminary valuations, the Company recorded approximately $34.3 million of identifiable intangible assets in connection with the acquisitions of M Cubed, the Oclaro business and interleaver product line and LightWorks. These identifiable intangible assets included patents, customer lists and trademarks of $16.3 million, $16.2 million and $1.8 million, respectively. The Company intends to finalize its identifiable intangible asset valuations for these acquisitions during fiscal year 2013.

Amortization expense recorded on all intangible assets was $1.3 million and $2.4 million, respectively, for the three and six months ended December 31, 2012 and was $1.0 million and $2.0 million for the three and six months ended December 31, 2011, respectively. Patents are being amortized over a range of 60 to 240 months with a weighted average remaining life of approximately 142 months. Customer lists are being amortized over approximately 120 months with a weighted average remaining life of approximately 103 months. The gross carrying amount of trademarks includes $13.2 million of all acquired trade names. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, Photop and Photop AOFR Pty. Ltd. (“Photop AOFR”).

At December 31, 2012, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2013	$3,704
2014	6,985
2015	6,703
2016	6,636
2017	6,627

Note 8.	Debt

In October 2012, the Company exercised the accordion feature of its $50 million unsecured credit facility to increase the size of its credit facility from $50 million to $80 million. Except for the increase in size, the credit facility continued pursuant to its existing terms and conditions. The Company used a portion of its increased available credit facility to finance the acquisition of M Cubed. See “Note 3. Acquisitions.”

In November 2012, the Company entered into a new credit agreement. The Company’s new credit facility is a $140 million unsecured line of credit which under certain conditions may be expanded by an additional $35 million. The revolving credit facility has an expiration date of November 2017 and has interest rates of LIBOR, as defined in the agreement, plus 0.75% to LIBOR plus 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA; however until the date when the Company submits its compliance certificate for the period ending June 30, 2013, interest accrues at LIBOR plus 1.25%. The December 31, 2012 interest rate was 1.46% on the outstanding borrowings. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2012, the Company was in compliance with all covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2012, the Company was in compliance with all covenants.

The components of debt for the periods indicated were as follows ($000):

	December 31, 2012	June 30, 2012

Line of credit, interest at LIBOR, as defined, plus 1.25% and 0.625%, respectively	$121,000	$9,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	3,482	3,769

Total debt	124,482	12,769
Current portion of long-term debt	—	—

Long-term debt, less current portion	$124,482	$12,769

The Company had aggregate availability of $20.2 million and $42.3 million under its lines of credit as of December 31, 2012 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2012 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $1.1 million and $0.9 million, respectively.

The weighted average interest rate of total borrowings was 1.2% for the three and six months ended December 31, 2012 and was 1.0% for the three and six months ended December 31, 2011.

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2012 and 2011 was 30.0% and 20.0%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate. During the six months ended December 31, 2012, the Company recorded certain interim tax adjustments in accordance with current accounting standards. As a result, the Company recorded additional income tax expense of $1.2 million during the three months ended December 31, 2012. In addition, the Company experienced a shift in earnings to higher tax jurisdictions resulting in a higher effective tax rate for the period.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2012 and June 30, 2012, the gross unrecognized income tax benefit was $3.1 million and $2.9 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at December 31, 2012 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.1 million and $2.9 million of gross unrecognized income tax benefit at December 31, 2012 and June 30, 2012 was immaterial. Fiscal years 2010 to 2012 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2012 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2012 remain open to examination by certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercise of stock options and the release of performance and restricted shares that were not included in the calculation were approximately 450,000 and 433,000, respectively, for the three and six months ended December 31, 2012 and 147,000 and 209,000, respectively, for the three and six months ended December 31, 2011, because they were anti-dilutive ($000 except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net earnings attributable to II-VI Incorporated	$12,200	$13,287	$24,918	$31,866
Divided by:
Weighted average shares	62,580	62,720	62,683	62,709

Basic earnings attributable to II-VI Incorporated per common share	$0.19	$0.21	$0.40	$0.51

Net earnings attributable to II-VI Incorporated	$12,200	$13,287	$24,918	$31,866
Divided by:
Weighted average shares	62,580	62,720	62,683	62,709
Dilutive effect of common stock equivalents	1,442	1,474	1,427	1,457

Diluted weighted average common shares	64,022	64,194	64,110	64,166

Diluted earnings attributable to II-VI Incorporated per common share	$0.19	$0.21	$0.39	$0.50

Note 11.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2012, the Company’s VLOC business unit has been included in the Military & Materials operating segment for financial reporting purposes in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Prior to July 1, 2012, VLOC was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Quarterly Report on Form 10-Q to reflect this reclassification.

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company had the following reportable segments at December 31, 2012: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologie GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis, Inc. (“Photop Aegis”) and Photop AOFR; (iii) Military & Materials, which consists of the Company’s EEO business unit, VLOC, Max Levy Autograph (“MLA”), LightWorks and Pacific Rare Speciality Metals & Chemicals, Inc. (“PRM”); and (iv) Advanced Products Group, which consists of Marlow Industries, Inc. (“Marlow”), M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); which is responsible for the corporate research and development activities.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by a Corporate Executive Vice President and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name, and manufactures tunable optical devices and couplers and combiners required for high speed optical networks sold under the Photop Aegis and Photop AOFR brand names, respectively.

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared, near infrared and UV Filter products, as well as micro-fine conductive mesh patterns for military applications under the EEO, LightWorks, MLA and VLOC brand names. This segment also refines specialty metals and rare earth elements, primarily selenium and tellurium, under the PRM brand name.

The Advanced Products Group is located in the U.S., Vietnam, Japan, China and Germany and is directed by a Corporate Executive Vice President. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, optical communications, medical, consumer and industrial markets. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, display, industrial and defense markets. WBG manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

On November 1, 2012, the Company completed its acquisition of M Cubed. On December 3, 2012 the Company completed its acquisition of the Oclaro business and interleaver product line. On December 21, 2012, the Company completed its acquisition of LightWorks. See “Note 3. Acquisitions.” The operating results of these acquisitions have been reflected in the selected segment financial information of the Company’s operating segments since the respective dates of acquisition.

The following tables summarize selected financial information of the Company’s operations by segment:

	Three Months Ended December 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$45,410	$36,996	$21,360	$22,123	$—	$125,889
Inter-segment revenues	651	636	798	1,376	(3,461)	—
Segment earnings (loss)	10,532	5,141	(1,075)	337	—	14,935
Interest expense	—	—	—	—	—	223
Other income, net	—	—	—	—	—	(4,551)
Income taxes	—	—	—	—	—	6,796
Net earnings	—	—	—	—	—	12,467
Depreciation and amortization	2,168	4,385	1,587	2,022	—	10,162
Segment assets	207,715	309,342	143,319	186,484	—	846,860
Expenditures for property, plant and equipment	1,448	2,558	676	2,566	—	7,248
Investment	—	—	—	11,254	—	11,254
Goodwill	9,759	56,650	28,220	28,446	—	123,075

	Three Months Ended December 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$46,762	$32,525	$30,646	$16,824	$—	$126,757
Inter-segment revenues	1,046	653	2,976	1,133	(5,808)	—
Segment earnings (loss)	11,470	2,386	(1,088)	1,470	—	14,238
Interest expense	—	—	—	—	—	77
Other income, net	—	—	—	—	—	(1,506)
Income taxes	—	—	—	—	—	2,147
Net earnings	—	—	—	—	—	13,520
Depreciation and amortization	2,139	4,349	991	1,043	—	8,522
Segment assets	206,543	244,958	123,490	103,506	—	678,497
Expenditures for property, plant and equipment	2,127	1,997	3,118	3,114	—	10,356
Investments	—	—	—	15,938	—	15,938
Goodwill	9,696	52,449	12,326	10,314	—	84,785

	Six Months Ended December 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$96,966	$77,642	$45,295	$38,278	$—	$258,181
Inter-segment revenues	1,151	968	2,338	2,560	(7,017)	—
Segment earnings (loss)	22,374	12,863	(3,223)	(485)	—	31,529
Interest expense	—	—	—	—	—	259
Other income, net	—	—	—	—	—	(5,312)
Income taxes	—	—	—	—	—	10,983
Net earnings	—	—	—	—	—	25,599
Depreciation and amortization	4,232	8,672	3,074	3,256	—	19,234
Expenditures for property, plant and equipment	2,588	4,203	2,006	4,380	—	13,177

	Six Months Ended December 31, 2011
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$97,558	$63,514	$61,426	$42,632	$—	$265,130
Inter-segment revenues	1,704	1,195	4,911	1,917	(9,727)	—
Segment earnings	23,827	4,946	1,022	7,478	—	37,273
Interest expense	—	—	—	—	—	136
Other income, net	—	—	—	—	—	(3,316)
Income taxes	—	—	—	—	—	8,039
Net earnings	—	—	—	—	—	32,234
Depreciation and amortization	4,334	7,412	3,106	1,980	—	16,832
Expenditures for property, plant and equipment	3,827	6,213	6,630	6,398	—	23,068

Note 12.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders of the Company at the Company’s Annual Meeting in November 2012. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers, directors and consultants of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Share-based compensation expense for the three and six months ended December 31, 2012 and 2011 is as follows ($000):

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011

Stock Options and Stock Appreciation Rights	$1,175	$1,092	$2,764	$4,028

Restricted Share Awards and Restricted Share Unit Awards	1,035	717	2,096	1,486

Performance Share Awards and Performance Share Unit Awards	1,051	806	2,027	1,658

	$3,261	$2,615	$6,887	$7,172

The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings, based on the employee classification of the grantees.

Stock Options and Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. The weighted-average fair values of awards granted under the Plan were $8.19 and $8.45 per award, respectively, during the three and six months ended December 31, 2012, and $8.33 and $9.33 per award, respectively, during the three and six months ended December 31, 2011, using the following assumptions:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011

Risk free interest rate	0.95%	0.78%	0.94%	1.06%
Expected volatility	48%	49%	49%	59%
Expected life of options	6.0 years	4.5 years	5.7 years	5.5 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk free interest rate shown above is the weighted average rate for all awards granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and currently has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Restricted Share Awards and Restricted Share Unit Awards:

The restricted share awards and restricted share unit awards compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards and restricted share unit awards have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%.

Performance Share Awards and Performance Share Unit Awards:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and performance share unit awards under the Plan. As of December 31, 2012, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods.

The performance share awards and performance share unit awards compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant.

Note 13.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2012, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At December 31, 2012, the Company had a contingent earnout arrangement related to the December 2012 acquisition of LightWorks recorded at a preliminary fair value. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets, as well as the earnout arrangement. The Company intends to finalize its accounting for the acquisition of LightWorks during fiscal year 2013. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which assumed 100% probability and no discount as the earnout period ends on December 31, 2013. There were no fair value remeasurements recorded on the earnout arrangement for the three and six months ended December 31, 2012 and 2011. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of December 31, 2012 ($000):

	Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$240	$—	$240	$—

Liabilities:
Contingent earnout arrangement	$4,200	$—	$—	$4,200

	Fair Value Measurements at June 30, 2012 Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$174	$—	$174	$—

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and six months ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks:

Significant Unobservable Inputs (Level 3)
Balance – beginning of period	$—
Earnout arrangement	4,200
Changes in fair value	—

Balance – end of period	$4,200

Note 14.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of December 31, 2012 ($000):

Six Months Ended December 31, 2012

Balance – beginning of period	$1,247
Payments made during the period	(562)
Additional warranty liability recorded during the period	541

Balance – end of period	$1,226

Note 15.	Share Repurchase Program

In May 2012, the Board of Directors authorized the Company to purchase up to $25 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the six months ended December 31, 2012, the Company purchased 617,000 shares of its common stock pursuant to the share repurchase program for approximately $10.8 million. As of December 31, 2012, the Company had purchased a total of 919,000 shares of its common stock for approximately $15.9 million under this share repurchase program.

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

Actual results could materially differ from such statements due to the following factors: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Annual Report as filed with the Securities and Exchange Commission on August 28, 2012, and set forth herein.

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

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, military, optical communications, photovoltaic, medical, semiconductor and consumer applications. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers (“OEMs”), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

Effective July 1, 2012, the Company changed its reportable segments in accordance with how the Company’s chief operating decision maker receives and reviews financial information. Effective July 1, 2012, VLOC has been included in the Military & Materials operating segment for financial reporting purposes. Prior to July 1, 2012, the Company’s VLOC business unit was included in the Near-Infrared Optics operating segment. The Company has revised the consolidated segment information for all periods presented in this Quarterly Report on Form 10-Q to reflect this reclassification.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2012 were $1.5 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred. The Company had one customer that represented 11% and 12%, respectively, of total accounts receivable as of December 31, 2012 and June 30, 2012.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (millions except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2012 and 2011, respectively:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011

Bookings	$127.1		$116.9

		% of Revenues		% of Revenues
Total Revenues	$125.9	100.0%	$126.8	100.0%
Cost of goods sold	79.0	62.7	83.3	65.7

Gross margin	46.9	37.3	43.5	34.3

Operating Expenses:
Internal research and development	5.6	4.4	5.0	3.9
Selling, general and administrative	26.3	20.9	24.2	19.1
Interest and other, net	(4.3)	(3.4)	(1.4)	(1.1)

Earnings before income tax	19.3	15.3	15.7	12.4
Income taxes	6.8	5.4	2.2	1.7

Net earnings	12.5	9.9	13.5	10.6
Net earnings attributable to noncontrolling interests	0.3	—	0.2	—

Net earnings attributable to II-VI Incorporated	$12.2	9.7%	$13.3	10.5%

Diluted earnings per share	$0.19		$0.21

	Six Months Ended December 31, 2012		Six Months Ended December 31, 2011

Bookings	$241.5		$247.1

		% of Revenues		% of Revenues
Total Revenues	$258.2	100.0%	$265.1	100.0%
Cost of goods sold	162.5	62.9	166.7	62.9

Gross margin	95.7	37.1	98.5	37.1

Operating Expenses:
Internal research and development	11.2	4.3	10.2	3.8
Selling, general and administrative	53.0	20.5	51.0	19.2
Interest and other, net	(5.1)	(2.0)	(3.0)	(1.1)

Earnings before income tax	36.6	14.2	40.3	15.2
Income taxes	11.0	4.3	8.0	3.0

Net earnings	25.6	9.9	32.2	12.1
Net earnings attributable to noncontrolling interests	0.7	—	0.4	—

Net earnings attributable to II-VI Incorporated	$24.9	9.6%	$31.9	12.0%

Diluted earnings per share	$0.39		$0.50

Executive Summary

Worldwide economic uncertainty remained prevalent as further fiscal and political uneasiness in the U.S. and abroad contributed to a cautious customer base across most markets. The Company remained focused on its long-term growth initiatives, completing three acquisitions during the three months ended December 31, 2012. We believe these acquisitions will provide long-term growth prospects and the potential for broadening current product offerings while realizing synergies and providing the Company an opportunity to enter new markets. Net earnings attributable to II-VI Incorporated for the three months ended December 31, 2012 decreased to $12.2 million ($0.19 per-share diluted) compared to $13.3 million ($0.21 per-share diluted) for the same period last fiscal year. Net earnings attributable to II-VI Incorporated for the six months ended December 31, 2012 decreased to $24.9 million ($0.39 per-share diluted) compared to $31.9 million ($0.50 per-share diluted) for the same period last fiscal year. During the three and six months ended December 31, 2012, the Company realized higher revenues and gross margins at Photop and Photop Aegis as well as income of $5.2 million from a contractual settlement with a former contract manufacturer related to the October 2011 flooding in Thailand. These favorable operating results were offset by low gross margins at PRM caused by reduced revenues and selling prices of selenium and tellurium, transaction costs incurred related to the three recently completed acquisitions as well as high worldwide tax expense related to interim tax adjustments that were recorded in accordance with current accounting standards.

Consolidated

Bookings. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. Bookings for the three months ended December 31, 2012 increased 9% to $127.1 million, compared to $116.9 million for the same period last fiscal year. Excluding bookings from the current quarter acquisitions, the increase in overall bookings during the three months ended December 31, 2012 compared to the same period last fiscal year was mostly the result of increased demand for Photop products as well as higher order volume within the core Infrared Optics business, particularly in North America. These increases were somewhat offset by reduced bookings at PRM caused by lower pricing and order volumes of selenium and tellurium, a $2.2 million order cancellation at WBG from a customer who ceased operations and reduced demand at HIGHYAG. Bookings for the six months ended December 31, 2012 decreased 2% to $241.5 million, compared to $247.1 million for the same period last fiscal year. Excluding bookings from the current quarter acquisitions, the decrease in overall bookings was mostly attributable to PRM and VLOC within the Company’s Military & Materials operating segment as well as reduced orders at Marlow and WBG within the Company’s Advanced Products operating segment. PRM experienced lower bookings as a result of reduced orders and pricing for selenium and tellurium while bookings at VLOC were unfavorably impacted by reduced demand for military products, mostly as a result of the federal budget uncertainty and potential sequestration. Within the Advanced Products Group segment, the previously referenced order cancellation at WBG as well as reduced end user demand for Marlow’s gesture recognition product line put additional downward pressure on bookings. These decreases were offset somewhat by booking increases at Photop for its green laser device products within the Company’s Near-Infrared Optics segment.

Revenues. Revenues for the three months ended December 31, 2012 decreased 1% to $125.9 million, compared to $126.8 million for the same period last fiscal year. Revenues for the six months ended December 31, 2012 decreased 3% to $258.2 million, compared to $265.1 million for the same period last fiscal year. Excluding revenues from the recently completed acquisitions, the decrease in revenues for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was attributable to PRM and VLOC within the Military & Materials segment and Marlow within the Advanced Products Group segment. These decreases in revenue were somewhat offset by higher revenue at Photop and Photop Aegis within the Near-Infrared Optics segment. PRM revenue decreased as a result of lower shipment volumes and selling prices to customers for both selenium and tellurium while revenue at VLOC decreased as a result of lower product demand for military applications. Marlow experienced lower shipment volume of gesture recognition product as a result of decreased demand, while higher revenue levels at Photop and Photop Aegis were the result of increased sales volumes related to their optical communication product portfolios.

Gross margin. Gross margin for the three months ended December 31, 2012 was $46.9 million or 37.3% of total revenues, compared to $43.5 million or 34.3% of total revenues, for the same period last fiscal year. The increase in gross margin was mostly attributable to Photop and Photop Aegis, which realized higher margins from increased revenues and a larger concentration of high-margin optical communication products. In addition, Photop and Photop Aegis benefited from increased operating efficiency which allowed the businesses to realize favorable absorption of manufacturing overhead costs when compared to the prior year period, which was severely impacted by the October 2011 Thailand flood. Furthermore, Photop Aegis realized a favorable cost of sales adjustment of $0.8 million related to proceeds received from the contractual settlement with its former contract manufacturer relating to the October 2011 Thailand flood, specifically, recovery of previously impaired equipment and inventory that was damaged during the flood. Somewhat offsetting the favorable margin at Photop and Photop Aegis were lower gross margins within the Company’s Infrared Optics segment, which was impacted by higher input prices of raw materials used in production. In addition, the Company’s Marlow business unit realized lower gross margins as a result of declining sales of its gesture recognition product line which had historically yielded a high gross margin. Gross margin for the six months ended December 31, 2012 was $95.7 million or 37.1% of total revenues, compared to $98.5 million or 37.1% of total revenues, for the same period last fiscal year.

Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2012 were $5.6 million or 4.4% of revenues, compared to $5.0 million or 3.9% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2012 were $11.2 million, or 4.3% of revenues, compared to $10.2 million, or 3.8% of revenues, for the same period last fiscal year. This increase in Company-funded internal research and development expenses was primarily the result of ongoing research and development investment at Photop and Photop Aegis within the Near-Infrared Optics segment. Photop is focusing research and development efforts on high-end components and module products to satisfy future high-speed network requirements. Photop Aegis continues to invest in new product development of high performance flexible bandwidth optical channel monitors and high-power fiber laser couplers and combiners. In addition, the acquisition of M Cubed contributed to the increase in internal research and development expense for the three and six months ended December 31, 2012.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2012 were $26.3 million or 20.9% of revenues, compared to $24.2 million or 19.1% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2012 were $53.0 million or 20.5% of revenues, compared to $51.0 million or 19.2% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues increased during the three and six months ended December 31, 2012 compared to the same periods last fiscal year, mostly as a result of pre-tax transaction expenses of $0.8 million and $1.1 million, respectively, incurred related to the three acquisitions that were completed during the quarter ended December 31, 2012.

Interest and other, net. Interest and other, net for the three and six months ended December 31, 2012 was income of $4.3 million and $5.1 million, respectively. Included in interest and other, net for the three and six months ended December 31, 2012 are earnings from the Company’s equity investment in Fuxin, interest income on excess cash reserves, gains on the deferred compensation plan and net foreign currency losses. As these items were mostly offsetting, the majority of interest and other, net for the three and six months ended December 31, 2012 was the result of $4.4 million of other income related to the contractual settlement related to the Thailand flooding that occurred in October 2011. Interest and other, net for the three and six months ended December 31, 2011 was income of $1.4 million and $3.0 million, respectively. The majority of interest and other, net for the three months ended December 31, 2011 was the result of foreign currency gains of approximately $0.9 million. The majority of interest and other, net for the six months ended December 31, 2011 was the result of foreign currency gains of approximately $0.6 million as well as a $1.4 million gain related to the sale of precious metals inventory used in the production process. In addition, the Company benefited from earnings of equity investments, gains on the deferred compensation plan and interest income on excess cash reserves during the three and six months ended December 31, 2011.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2012 and 2011 was 30.0% and 20.0%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate. During the six months ended December 31, 2012, the Company recorded certain interim tax adjustments in accordance with current accounting standards. As a result, the Company recorded additional income tax expense of $1.2 million during the three months ended December 31, 2012. In addition, the Company experienced a shift in earnings to higher tax jurisdictions resulting in a higher effective tax rate for the period. During the three months ended December 31, 2011, certain of the Company’s Photop subsidiaries received notification of approval of high-technology status in China. As a result, these subsidiaries benefited from a preferential tax rate of 15% which resulted in an income tax benefit of $1.3 million, which was recorded during the three months ended December 31, 2011. In addition, the Company recorded an income tax benefit of $0.7 million during the three months ended December 31, 2011, from the reversal of a tax liability related to an uncertain tax position as a result of the completion of an examination by the United States Internal Revenue Service.

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

Infrared Optics (millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% (Decrease)
	2012	2011		2012	2011

Bookings	$44.6	$43.8	2%	$92.1	$94.9	(3)%
Revenues	$45.4	$46.8	(3)%	$97.0	$97.6	(1)%
Segment earnings	$10.5	$11.5	(8)%	$22.4	$23.8	(6)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended December 31, 2012 for Infrared Optics increased 2% to $44.6 million, compared to $43.8 million for the same period last fiscal year. Bookings for the six months ended December 31, 2012 for Infrared Optics decreased 3% to $92.1 million, compared to $94.9 million for the same period last fiscal year. The relatively consistent bookings for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was primarily driven by stagnant world-wide component optics demand from OEMs for new high-power CO2 laser systems as well as decreased laser utilization in North America. Economic uncertainty in Japan and Europe combined with fiscal uncertainty in the U.S. resulted in a cautious customer base across industrial markets.

Revenues for the three months ended December 31, 2012 for Infrared Optics decreased 3% to $45.4 million, compared to $46.8 million for the same period last fiscal year. Revenues for the six months ended December 31, 2012 for Infrared Optics decreased 1% to $97.0 million, compared to $97.6 million for the same period last fiscal year. These decreases in revenue for the three and six months ended December 31, 2012 compared to the same periods last fiscal year were a reflection of cautious buying patterns from customers in Asia and Europe.

Segment earnings for the three months ended December 31, 2012 for Infrared Optics decreased 8% to $10.5 million, compared to $11.5 million for the same period last fiscal year. Segment earnings for the six months ended December 31, 2012 for Infrared Optics decreased 6% to $22.4 million, compared to $23.8 million for the same period last fiscal year. These decreases in segment earnings for the three and six months ended December 31, 2012 compared to the same periods last fiscal year are the result of reduced gross margins caused by higher raw material input prices, lower revenue volume and a higher level of allocated corporate expenses related to the transaction costs incurred by the Company associated with its recently completed acquisitions.

Near-Infrared Optics (millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2012	2011		2012	2011

Bookings	$35.7	$30.0	19%	$70.8	$61.8	15%
Revenues	$37.0	$32.5	14%	$77.6	$63.5	22%
Segment earnings	$5.1	$2.4	115%	$12.9	$4.9	160%

The Company’s Near-Infrared Optics segment includes the combined operations of Photop, Photop Aegis and Photop AOFR. The above results include the operating results of the Oclaro business and interleaver product line since the December 2012 date of acquisition for the three and six months ended December 31, 2012.

Bookings for the three months ended December 31, 2012 for Near-Infrared Optics increased 19% to $35.7 million, compared to $30.0 million for the same period last fiscal year. Bookings for the six months ended December 31, 2012 for Near-Infrared Optics increased 15% to $70.8 million, compared to $61.8 million for the same period last fiscal year. The increase in bookings for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was primarily driven by increased demand for Photop’s green laser devices.

Revenues for the three months ended December 31, 2012 for Near-Infrared Optics increased 14% to $37.0 million, compared to $32.5 million for the same period last fiscal year. Revenues for the six months ended December 31, 2012 for Near-Infrared Optics increased 22% to $77.6 million, compared to $63.5 million for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was primarily driven by higher shipment volumes at both Photop and Photop Aegis which was pervasive across the majority of their product lines. In addition, Photop Aegis realized increased shipment volume as they were successful in re-establishing their manufacturing capabilities which were severely constrained during the prior year due to the October 2011 flooding in Thailand.

Segment earnings for the three months ended December 31, 2012 for Near-Infrared Optics increased 115% to $5.1 million, compared to $2.4 million for the same period last fiscal year. Segment earnings for the six months ended December 31, 2012 for Near-Infrared Optics increased 160% to $12.9 million, compared to $4.9 million for the same period last fiscal year. The increase in segment earnings for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was driven by higher sales volumes at both Photop and Photop Aegis as well as production and operational efficiencies realized in recovering from the Thailand flood that occurred in October 2011.

Military & Materials (millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% (Decrease)
	2012	2011		2012	2011

Bookings	$27.5	$31.5	(13)%	$45.2	$57.9	(22)%
Revenues	$21.4	$30.6	(30)%	$45.3	$61.4	(26)%
Segment earnings (loss)	$(1.1)	$(1.1)	1%	$(3.2)	$1.0	(415)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, VLOC, MLA and LightWorks. LightWorks was acquired near the end of the quarter ended December 31, 2012 and had no contribution to the segment’s operating results during the three and six months ended December 31, 2012.

Bookings for the three months ended December 31, 2012 for Military & Materials decreased 13% to $27.5 million, compared to $31.5 million for the same period last fiscal year. The decrease in bookings for the three months ended December 31, 2012 compared to the same period last fiscal year was primarily driven by reduced orders for selenium and tellurium at PRM as well as lower index pricing of these materials. Bookings for the six months ended December 31, 2012 for Military & Materials decreased 22% to $45.2 million, compared to $57.9 million for the same period last fiscal year. The decrease in bookings for the six months ended December 31, 2012 compared to the same period last fiscal year is attributable to the aforementioned demand weakness at PRM.

Revenues for the three months ended December 31, 2012 for Military & Materials decreased 30% to $21.4 million, compared to $30.6 million for the same period last fiscal year. Revenues for the six months ended December 31, 2012 for Military & Materials decreased 26% to $45.3 million, compared to $61.4 million for the same period last fiscal year. The decrease in revenues for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was primarily due to lower product demand for both tellurium and selenium at PRM as well as lower shipments at VLOC resulting from reduced military orders.

Segment earnings (loss) for the three months ended December 31, 2012 for Military & Materials was a segment loss of $1.1 million, and was consistent with the same period last fiscal year. Segment earnings (loss) for the six months ended December 31, 2012 for Military & Materials was a segment loss of $3.2 million, compared to segment earnings of $1.0 million for the same period last fiscal year. The unfavorable change in segment earnings (loss) for the six months ended December 31, 2012 was mostly due to the reduced revenues and gross margins at PRM and VLOC. The unfavorable gross margin at PRM was negatively impacted by lower selling prices of selenium and tellurium to customers driven by lower index prices of these materials and VLOC’s gross margin was negatively impacted due to unfavorable absorption of manufacturing overhead costs.

Advanced Products Group (millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2012	2011		2012	2011

Bookings	$19.4	$11.6	67%	$33.4	$32.6	3%
Revenues	$22.1	$16.8	31%	$38.3	$42.6	(10)%
Segment earnings (loss)	$0.3	$1.5	(77)%	$(0.5)	$7.5	(106)%

The Company’s Advanced Products Group includes the combined operations of Marlow, WBG, WMG and M Cubed. The above results include the operating results of M Cubed since the November 2012 date of acquisition in the three and six months ended December 31, 2012.

Bookings for the three months ended December 31, 2012 for the Advanced Products Group increased 67% to $19.4 million, compared to $11.6 million for the same period last fiscal year. The increase in bookings for the three months ended December 31, 2012 compared to the same period last fiscal year was primarily due to the additional bookings of M Cubed. Bookings for the six months ended December 31, 2012 for the Advanced Products Group increased 3% to $33.4 million, compared to $32.6 million for the same period last fiscal year. Excluding M Cubed, bookings decreased $6.1 million for the six month period as the Company’s Marlow business unit experienced reduced orders due to a significant reduction in demand for the gesture recognition product line. Furthermore, the Company’s WBG business unit was impacted by a $2.2 million order cancellation from one of its customers who recently announced that it would cease operations.

Revenues for the three months ended December 31, 2012 for the Advanced Products Group increased 31% to $22.1 million, compared to $16.8 million for the same period last fiscal year. Revenues for the six months ended December 31, 2012 for the Advanced Products Group decreased 10% to $38.3 million, compared to $42.6 million for the same period last fiscal year. Excluding M Cubed, revenues decreased $2.0 million and $11.7 million, respectively, for the three and six months ended December 31, 2012, primarily due to lower shipment volumes of gesture recognition and telecommunication products at Marlow. In addition, WBG experienced lower shipments of semi-insulating silicon carbide substrates used for radio frequency applications due to reduced customer demand in the wireless infrastructure market and the defense sector.

Segment earnings for the three months ended December 31, 2012 decreased 77% to $0.3 million, compared to segment earnings of $1.5 million for the same period last fiscal year. Segment (loss) earnings for the six months ended December 31, 2012 decreased 106% to a segment loss of $0.5 million, compared to segment earnings of $7.5 million for the same period last fiscal year. The unfavorable change in segment earnings for the three and six months ended December 31, 2012 compared to the same periods last fiscal year was primarily due to the lower revenues as well as declining gross margin at Marlow resulting from unfavorable product mix as higher margin gesture recognition sales have declined.

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

Sources (uses) of Cash (millions):

	Six Months Ended December 31,
	2012	2011

Net cash provided by operating activities	$61.0	$42.9

Net proceeds on long-term borrowings	112.0	0.7
Proceeds received on contractual settlement	2.4	—
Proceeds from exercises of stock options	1.6	0.5
Proceeds from the collection of note receivable	1.4	—
Purchase of business, net of cash acquired	(126.4)	(46.1)
Additions to property, plant and equipment	(13.2)	(23.1)
Purchases of treasury shares	(10.8)	—
Other	(0.1)	(0.5)

Cash provided by operating activities was $61.0 million for the six months ended December 31, 2012, compared to cash provided by operating activities of $42.9 million for the same period last fiscal year. The increase in cash provided by operating activities was the result of stronger working capital management, specifically in the areas of accounts receivable and inventory.

Net cash used in investing activities was $135.7 million for the six months ended December 31, 2012, compared to net cash used of $69.2 million for the same period last fiscal year. The majority of the change in net cash used in investing activities was the result of increased spending on current year acquisitions partially offset by reduced capital spending.

Net cash provided by financing activities for the six months ended December 31, 2012 consisted mostly of $112.0 million of net borrowings on long-term debt offset somewhat by cash used to repurchase Company stock under the approved share repurchase program. Net cash provided by financing activities during the six months ended December 31, 2011 consisted mostly of net proceeds on long-term borrowings of $0.7 million and proceeds from the exercise of stock options of $0.5 million.

In October 2012, the Company exercised the accordion feature of its $50 million unsecured credit facility to increase the size of its credit facility from $50 million to $80 million. Except for the increase in size, the credit facility continued pursuant to its existing terms and conditions. The Company used a portion of its increased available credit facility to finance the acquisition of M Cubed.

In November 2012, the Company entered into a new credit agreement. The Company’s new credit facility is a $140 million unsecured line of credit which under certain conditions may be expanded by an additional $35 million. The revolving credit facility has an expiration date of November 2017 and has interest rates of LIBOR, as defined in the agreement, plus 0.75% to LIBOR plus 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA; however until the date when the Company submits its compliance certificate for the period ending June 30, 2013, interest accrues at LIBOR plus 1.25%. The December 31, 2012 interest rate was 1.46% on the outstanding borrowings. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2012, the Company was in compliance with all covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2012, the Company was in compliance with all covenants.

The Company had aggregate availability of $20.2 million and $42.3 million under its lines of credit as of December 31, 2012 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2012 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $1.1 million and $0.9 million, respectively.

The weighted average interest rate of total borrowings was 1.2% for the three and six months ended December 31, 2012 and was 1.0% for the three and six months ended December 31, 2011.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	December 31, 2012	June 30, 2012

Cash and cash equivalents	$162.8	$134.9
Available borrowing capacity	20.2	42.3
Total debt obligations	124.5	12.8

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2012 and June 30, 2012, the Company held approximately $119 million and $97 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of December 31, 2012.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-term debt obligations	$124,482	$—	$—	$124,482	$—
Interest payments(1)	8,019	894	3,566	3,559	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations(2)	70,186	10,175	16,681	9,262	34,068
Purchase obligations(3)	20,448	15,241	4,989	218	—
Other long-term liabilities reflected on the registrant’s balance sheet	—	—	—	—	—

Total	$223,135	$26,310	$25,236	$137,521	$34,068

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2012.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligation extends through the years 2039 and 2056.
(3)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials, and unpaid purchase prices for the Company’s acquisition of LightWorks.

The $3.1 million gross unrecognized income tax benefit at December 31, 2012 is excluded from the table above. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 500 million

Yen revolving credit facility to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount for the three months ended December 31, 2012. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.7 million to an increase of $0.8 million for the three months ended December 31, 2012 and a decrease of $1.4 million to an increase of $1.7 million for the six months ended December 31, 2012.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM and Photop AOFR, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement was immaterial for all periods presented.

For all other foreign subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates, while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.

Interest Rate Risks

As of December 31, 2012, the total borrowings of $124 million were from a line of credit borrowing of $121 million denominated in U.S. dollars and a line of credit of $3 million denominated in Japanese Yen. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have had an immaterial impact on the Company’s financial results for the three and six months ended December 31, 2012.

Commodity Risk

We are exposed to price risks for our tellurium and selenium raw materials. Also, some of our raw materials are sourced from a limited number of suppliers. As a result, we remain exposed to price changes in the raw materials used in such processes. As of December 31, 2012, a 10% decrease in the index price of tellurium and selenium would have caused an additional inventory write-down of approximately $1.4 million, or $0.02 per-share diluted.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. Those risk factors included in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

October 1, 2012 to October 31, 2012	—	$—	—	$14,088,000
November 1, 2012 to November 30, 2012	300,000	$16.47	300,000	$9,147,000
December 1, 2012 to December 31, 2012	—	$—	—	$9,147,000

Total	300,000	$16.47	300,000

(a)	A share repurchase program of up to $25 million was approved by the Board of Directors and announced on May 31, 2012. The repurchase program has no expiration date.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.1	$140,000,000 Revolving Credit Facility, First Amended and Restated Credit Agreement by and among II-VI Incorporated and The Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, as Administrative Agent, dated as of November 16, 2012.	Incorporated herein by reference is exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 21, 2012.

10.2	II-VI Incorporated 2012 Omnibus Incentive Plan.	Incorporated herein by reference is exhibit 10.01 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 5, 2012.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 8, 2013	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 8, 2013	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.1	$140,000,000 Revolving Credit Facility, First Amended and Restated Credit Agreement by and among II-VI Incorporated and The Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, as Administrative Agent, dated as of November 16, 2012.	Incorporated herein by reference is exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 21, 2012.

10.2	II-VI Incorporated 2012 Omnibus Incentive Plan.	Incorporated herein by reference is exhibit 10.01 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 5, 2012.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	Interactive Data File