Form 10-Q
period 2013-03-31
II-VI INC
filed 2013-05-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

At May 1, 2013, 62,212,722 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31, 2013	June 30, 2012
Assets
Current Assets
Cash and cash equivalents	$155,594	$134,944
Accounts receivable – less allowance for doubtful accounts of $1,583 at March 31, 2013 and $1,536 at June 30, 2012	103,640	104,761
Inventories	152,873	137,607
Deferred income taxes	9,652	10,796
Prepaid and refundable income taxes	6,549	8,488
Prepaid and other current assets	12,600	13,777

Total Current Assets	440,908	410,373
Property, plant & equipment, net	173,206	153,918
Goodwill	122,330	80,748
Other intangible assets, net	88,556	44,014
Investment	10,977	10,661
Deferred income taxes	3,507	145
Other assets	9,305	6,627

Total Assets	$848,789	$706,486

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$25,248	$29,420
Accrued compensation and benefits	25,836	27,234
Accrued income tax payable	5,919	8,761
Deferred income taxes	214	209
Other accrued liabilities	23,840	18,104

Total Current Liabilities	81,057	83,728
Long-term debt	121,183	12,769
Deferred income taxes	4,375	5,883
Other liabilities	14,248	12,720

Total Liabilities	$220,863	$115,100

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 70,103,916 shares at March 31, 2013; 69,626,883 shares at June 30, 2012	191,333	176,295
Accumulated other comprehensive income	12,092	10,238
Retained earnings	479,458	438,671

	$682,883	$625,204

Treasury stock, at cost, 8,011,707 shares at March 31, 2013 and 6,793,928 shares at June 30, 2012	56,654	35,247

Total II-VI Incorporated Shareholders’ Equity	$626,229	$589,957
Noncontrolling Interests	1,697	1,429

Total Shareholders’ Equity	$627,926	$591,386

Total Liabilities and Shareholders’ Equity	$848,789	$706,486

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues
Domestic	$65,176	$51,233
International	79,994	81,357

Total Revenues	145,170	132,590

Costs, Expenses and Other Expense (Income)
Cost of goods sold	94,169	86,589
Internal research and development	5,781	5,698
Selling, general and administrative	27,217	23,329
Interest expense	449	48
Other expense (income), net	(1,401)	(2,311)

Total Costs, Expenses and Other Expense (Income)	126,215	113,353

Earnings Before Income Taxes	18,955	19,237

Income Taxes	2,861	4,967

Net Earnings	16,094	14,270
Less: Net Earnings Attributable to Noncontrolling Interests	225	276

Net Earnings Attributable to II-VI Incorporated	$15,869	$13,994

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.26	$0.22
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.25	$0.22

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2013	2012

Revenues
Domestic	$168,938	$156,958
International	234,413	240,762

Total Revenues	403,351	397,720

Costs, Expenses and Other Expense (Income)
Cost of goods sold	256,645	253,241
Internal research and development	16,992	15,877
Selling, general and administrative	80,182	74,355
Interest expense	708	184
Other expense (income), net	(6,713)	(5,447)

Total Costs, Expenses and Other Expense (Income)	347,814	338,210

Earnings Before Income Taxes	55,537	59,510

Income Taxes	13,844	13,006

Net Earnings	41,693	46,504
Less: Net Earnings Attributable to Noncontrolling Interests	906	644

Net Earnings Attributable to II-VI Incorporated	$40,787	$45,860

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.65	$0.73
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.64	$0.71

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net earnings	$16,094	$14,270	$41,693	$46,504
Other comprehensive income:
Foreign currency translation adjustments	(1,622)	157	1,500	754

Comprehensive income	$14,472	$14,427	$43,193	$47,258

Net earnings attributable to noncontrolling interests	$225	$276	$906	$644
Other comprehensive income attributable to noncontrolling interests:
Foreign currency translation adjustments attributable to noncontrolling interests	(138)	—	(354)	—

Comprehensive income attributable to noncontrolling interests	$87	$276	$552	$644

Comprehensive income attributable to II-VI Incorporated	$14,385	$14,151	$42,641	$46,614

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net earnings	$41,693	$46,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,432	22,226
Amortization	4,561	3,335
Share-based compensation expense	9,232	9,231
Impairment of property, plant and equipment	—	434
Loss (gain) on foreign currency remeasurements and transactions	672	(671)
Earnings from equity investments	(822)	(755)
Gain on sale of equity investment	—	(1,021)
Deferred income taxes	2,306	2,507
Excess tax benefits from share-based compensation expense	(678)	(469)
Increase (decrease) in cash from changes in:
Accounts receivable	9,736	(6,041)
Inventories	(5,028)	(11,155)
Accounts payable	(7,860)	(578)
Income taxes	565	(1,089)
Other operating net assets	(11,690)	(4,756)

Net cash provided by operating activities	68,119	57,702

Cash Flows from Investing Activities
Additions to property, plant & equipment	(17,498)	(32,771)
Purchases of businesses, net of cash acquired	(126,165)	(46,141)
Proceeds received on contractual settlement from Thailand flood	2,436	—
Proceeds from the collection of note receivable	1,395	1,906
Other investing activities	57	18

Net cash used in investing activities	(139,775)	(76,988)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	113,000	7,000
Payments on long-term borrowings	(4,000)	(13,295)
Payment of debt issuance costs	(560)	—
Purchases of treasury stock	(19,978)	—
Payments on cash earnout arrangement	—	(6,000)
Proceeds from exercises of stock options	3,836	1,896
Distributions of noncontrolling interests	(284)	—
Minimum tax withholding requirements	(137)	—
Excess tax benefits from share-based compensation expense	678	469

Net cash provided by (used in) financing activities	92,555	(9,930)

Effect of exchange rate changes on cash and cash equivalents	(249)	(978)

Net increase (decrease) in cash and cash equivalents	20,650	(30,194)

Cash and Cash Equivalents at Beginning of Period	134,944	149,460

Cash and Cash Equivalents at End of Period	$155,594	$119,266

Cash paid for interest	$631	$182

Cash paid for income taxes	$10,040	$10,564

Non-cash transactions:
Note receivable recorded from the sale of an equity investment	—	$3,653

Purchase of business utilizing earnout consideration recorded in other current liabilities	$3,400	$—

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non- Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance – June 30, 2012	69,627	$176,295	$10,238	$438,671	(6,794)	$(35,247)	$1,429	$591,386

Shares issued under share-based compensation plans	477	3,836	—	—	—	—	—	3,836

Minimum tax withholding requirements	—	—	—	—	(7)	(137)	—	(137)

Share-based compensation expense	—	9,232	—	—	—	—	—	9,232
Net earnings	—	—	—	40,787	—	—	906	41,693
Purchases of treasury stock	—	—	—	—	(1,141)	(19,978)	—	(19,978)
Treasury stock under deferred compensation arrangements	—	1,292	—	—	(70)	(1,292)	—	—
Excess tax benefits from share-based compensation	—	678	—	—	—	—	—	678
Distributions of noncontrolling interests	—	—	—	—	—	—	(284)	(284)
Foreign currency translation adjustments	—	—	1,854	—	—	—	(354)	1,500

Balance – March 31, 2013	70,104	$191,333	$12,092	$479,458	(8,012)	$(56,654)	$1,697	$627,926

– See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated and Subsidiaries (sometimes referred to herein as “II-VI,” “II-VI Incorporated,” or the “Company”) for the three and nine months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended June 30, 2012. The consolidated results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated results of operations for the three and nine months ended March 31, 2013, include M Cubed Technologies, Inc., the Oclaro thin film filter business and interleaver product line, and LightWorks Optics, Inc., since their respective dates of acquisition. For further information, see “Note 3. Acquisitions.” The June 30, 2012 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The update clarifies the applicable guidance under current U.S. generally accepted accounting principles for the release of the cumulative translation adjustment upon a reporting entity’s derecognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The update requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. This update is effective prospectively for fiscal years beginning after December 15, 2013 and will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update related to disclosure requirements of reclassifications out of accumulated other comprehensive income. The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption of the recently issued guidance did not impact the Company’s consolidated results of operations or financial position. This update will be effective for the Company beginning in the first quarter of fiscal year 2014 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an accounting standard update related to impairment testing of indefinite-lived intangible assets. The update simplifies the guidance of testing for potential impairment of indefinite-lived intangible assets other than goodwill. The amendment provides entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” (that is, a likelihood of more than 50 percent) that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and indefinite-lived intangible asset impairment testing.

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

M Cubed Technologies, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of M Cubed Technologies, Inc. (“M Cubed”), a privately-held company based in Connecticut with manufacturing locations in Monroe and Newtown, Connecticut, and Newark, Delaware. The total consideration consisted of cash of $68.2 million, net of cash acquired of $5.7 million. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, display, industrial and defense markets. M Cubed is a business unit of the Company’s Advanced Products Group operating segment for financial reporting purposes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes. The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of M Cubed during fiscal year 2013 ($000):

Assets
Accounts receivable, net	$7,424
Inventories	4,696
Prepaid and other assets	518
Deferred income taxes	21,089
Property, plant & equipment	17,769
Intangible assets	23,400
Goodwill	11,774

Total assets acquired	$86,670

Liabilities
Accounts payable	$2,807
Deferred income taxes	14,834
Other accrued liabilities	864

Total liabilities assumed	$18,505

Net assets acquired	$68,165

The goodwill of M Cubed of $11.8 million is included in the Advanced Products Group segment and is attributed to the expected synergies and the assembled workforce of M Cubed. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $7.4 million with the gross contractual amount being $7.5 million. At the time of acquisition, the Company expected $0.1 million of accounts receivable to be uncollectible. The majority of the deferred tax assets of M Cubed are related to net operating loss carryforwards. The Company has considered any carryforward limitations and expirations and expects to fully utilize these carryforwards to offset future income taxes.

The amount of revenues of M Cubed included in the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2013 was $11.8 million and $19.1 million, respectively. The amount of earnings of M Cubed included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2013 was insignificant.

Thin Film Filter Business and Interleaver Product Line

On December 3, 2012, the Company purchased the thin film filter business and interleaver product line of Oclaro, Inc. (“Oclaro”) for $27.4 million in cash. The Oclaro businesses and product line designs and manufactures thin film filter optical chips and products for optical communications, life sciences and industrial applications and operates within the Company’s Photop Technologies, Inc. (“Photop”) business unit as part of the Company’s Near-Infrared Optics operating segment for financial reporting purposes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets. The following table presents the preliminary allocation of the purchase price of the assets acquired at the date of acquisition, as the Company intends to finalize its accounting for this acquisition during fiscal year 2013 ($000):

Assets
Inventories	$1,085
Prepaid and other assets	129
Property, plant & equipment	6,273
Intangible assets	8,980
Goodwill	10,980

Total assets acquired	$27,447

The goodwill of $11.0 million is included in the Near-Infrared Optics segment and is attributed to the expected synergies and the assembled workforce of the business and is fully deductible for income tax purposes.

The amount of revenues of these businesses included in the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2013 was $4.8 million and $5.6 million, respectively. The amount of earnings of these businesses included in the Company’s Condensed Consolidated Statements of Earnings for both the three and nine months ended March 31, 2013 was insignificant.

LightWorks Optics, Inc.

On December 21, 2012, the Company purchased all of the outstanding shares of LightWorks Optics, Inc. (“LightWorks”), a privately-held company based in Tustin, California with manufacturing locations in both Tustin and Vista, California. LightWorks manufactures precision optical systems and components, including visible, infrared and laser-based systems and sub-assemblies addressing the defense, aerospace, industrial and life science markets. LightWorks is a business unit of the Company’s Military & Materials operating segment for financial reporting purposes. Under the terms of the merger agreement, the initial consideration consisted of cash paid at acquisition date of $30.8 million and other closing adjustments of $1.1 million, which were paid during the three months ended March 31, 2013. In addition, the agreement provided up to a maximum of $4.2 million of additional cash earnout opportunities based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013, which if earned, would be payable in March 2014. As of March 31, 2013, the Company has recorded the preliminary fair value of the earnout arrangement to be $3.4 million. See “Note 13. Fair Value of Financial Instruments” for further detail in regard to the earnout arrangement. The final purchase price was subject to customary closing adjustments, and was reduced by a $1.3 million working capital adjustment at March 31, 2013. The purchase price is summarized as follows:

Cash paid at acquisition date	$30,800
Cash paid for other closing adjustments	1,050
Cash received due to working capital adjustment	(1,282)
Fair value of cash earnout arrangement	3,400

Purchase price	$33,968

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

Assets
Accounts receivable, net	$1,738
Inventories	3,785
Prepaid and other assets	191
Property, plant & equipment	3,079
Intangible assets	16,600
Goodwill	18,486

Total assets acquired	$43,879

Liabilities
Accounts payable	$724

Other accrued liabilities	9,187

Total liabilities assumed	$9,911

Net assets acquired	$33,968

The goodwill of LightWorks of $18.5 million is included in the Military & Materials segment and is attributed to the expected synergies and the assembled workforce of LightWorks. All goodwill acquired is deductible for income tax purposes. The gross contractual amount and fair value of accounts receivable acquired was $1.7 million as the Company believes the entire amount to be fully collectible.

The amount of revenues of LightWorks included in the Company’s Condensed Consolidated Statement of Earnings for both the three and nine months ended March 31, 2013 was $5.6 million. The amount of earnings of LightWorks included in the Company’s Condensed Consolidated Statements of Earnings for both the three and nine months ended March 31, 2013 was insignificant.

In conjunction with the acquisitions of M Cubed, the Oclaro business and product line, and LightWorks, the Company expensed transaction costs of approximately $0.1 million and $1.3 million, respectively, during the three and nine months ended March 31, 2013, which are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for fiscal year 2013 have been prepared as if the acquisitions of M Cubed, the Oclaro business and product line, and LightWorks had occurred on July 1, 2011, the beginning of the Company’s fiscal year 2012, which is the fiscal year prior to acquisition ($000 except per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$145,170	$153,590	$441,916	$455,487
Net earnings attributable to II-VI Incorporated	15,869	15,652	45,997	46,821
Basic earnings per share	0.26	0.25	0.74	0.75
Diluted earnings per share	0.25	0.24	0.72	0.73

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred on July 1, 2011, and are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 4.	Investment

The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of this investment recorded at March 31, 2013 and June 30, 2012 was $11.0 million and $10.7 million, respectively. During the three and nine months ended March 31, 2013, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.8 million, respectively, and was $0.2 million and $0.9 million, respectively, for the three and nine months ended March 31, 2012 and were recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings for all periods. During each of the nine months ended March 31, 2013 and 2012, the Company recorded dividends from this investment of $0.5 million.

Note 5.	Inventories

The components of inventories were as follows ($000):

	March 31, 2013	June 30, 2012

Raw materials	$61,769	$59,105
Work in progress	50,348	39,292
Finished goods	40,756	39,210

	$152,873	$137,607

Note 6.	Property, Plant & Equipment

Property, plant & equipment consists of the following ($000):

	March 31, 2013	June 30, 2012

Land and land improvements	$2,236	$2,236
Buildings and improvements	81,984	78,149
Machinery and equipment	271,018	228,564
Construction in progress	14,501	17,614

	369,739	326,563
Less accumulated depreciation	(196,533)	(172,645)

	$173,206	$153,918

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Nine Months Ended March 31, 2013
	Infrared Optics	Near-Infrared Optics	Military & Materials	Advanced Products Group	Total

Balance – beginning of period	$9,612	$48,496	$12,326	$10,314	$80,748
Goodwill acquired	—	10,980	18,486	11,774	41,240
Foreign currency translation	53	289	—	—	342

Balance – end of period	$9,665	$59,765	$30,812	$22,088	$122,330

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2013 and June 30, 2012 were as follows ($000):

	March 31, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$39,532	$(9,563)	$29,969	$21,856	$(7,640)	$14,216
Trademarks	17,805	(944)	16,861	13,166	(888)	12,278
Customer Lists	52,457	(10,920)	41,537	25,816	(8,296)	17,520
Other	1,578	(1,389)	189	1,375	(1,375)	—

Total	$111,372	$(22,816)	$88,556	$62,213	$(18,199)	$44,014

As a result of the preliminary valuations, the Company recorded approximately $49.0 million of identifiable intangible assets in connection with the acquisitions of M Cubed, the Oclaro business and product line, and LightWorks. These identifiable intangible assets included customer lists, patents, trademarks and other of $26.6 million, $17.6 million, $4.6 million and $0.2 million, respectively. The Company intends to finalize its identifiable intangible asset valuations for these acquisitions during fiscal year 2013.

Amortization expense recorded on all intangible assets was $2.2 million and $4.6 million, respectively, for the three and nine months ended March 31, 2013 and was $1.3 million and $3.3 million for the three and nine months ended March 31, 2012, respectively.

Patents are being amortized over a range of 60 to 240 months with a weighted average remaining life of approximately 132 months. Customer lists are being amortized over approximately 120 to 192 months with a weighted average remaining life of approximately 133 months. The gross carrying amount of trademarks includes $16.1 million of all acquired trade names. These trade names have indefinite lives and are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, Photop and Photop AOFR Pty. Ltd. (“Photop AOFR”).

At March 31, 2013, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2013	$2,119
2014	7,856
2015	7,266
2016	7,199
2017	7,189

Note 8.	Debt

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

In November 2012, the Company entered into a new credit agreement. The Company’s new credit facility is a $140 million unsecured line of credit which under certain conditions may be expanded by an additional $35 million. The revolving credit facility has an expiration date of November 2017 and, as defined in the agreement, has interest rates of LIBOR plus 0.75% to LIBOR plus 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA; however until the date when the Company submits its compliance certificate for the period ending June 30, 2013, interest accrues at LIBOR plus 1.25%. The March 31, 2013 interest rate was 1.5% on the outstanding borrowings. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2013, the Company was in compliance with all covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2013, the Company was in compliance with all covenants.

The components of debt for the periods indicated were as follows ($000):

	March 31, 2013	June 30, 2012

Line of credit, interest at LIBOR, as defined, plus 1.25% and 0.625%, respectively	$118,000	$9,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	3,183	3,769

Total debt	121,183	12,769
Current portion of long-term debt	—	—

Long-term debt, less current portion	$121,183	$12,769

The Company had aggregate availability of $23.5 million and $42.3 million under its lines of credit as of March 31, 2013 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2013 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $1.1 million and $0.9 million, respectively.

The weighted average interest rate of total borrowings was 1.5% and 1.3%, respectively, for the three and nine months ended March 31, 2013 and was 1.0% for the three and nine months ended March 31, 2012.

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2013 and 2012 was 24.9% and 21.9%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate. During the nine months ended March 31, 2013, the Company experienced a shift in pre-tax earnings to higher tax jurisdictions resulting in a higher effective tax rate when compared to the same period last fiscal year.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2013 and June 30, 2012, the gross unrecognized income tax benefit was $3.2 million and $2.9 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at March 31, 2013 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.2 million and $2.9 million of gross unrecognized income tax benefit at March 31, 2013 and June 30, 2012, respectively, was immaterial. Fiscal years 2010 to 2012 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2012 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2012 remain open to examination by certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercise of stock options and the release of performance and restricted shares that were not included in the calculation because they were anti-dilutive were approximately 410,000 and 429,000, respectively, for the three and nine months ended March 31, 2013 and were 74,000 and 180,000, respectively, for the three and nine months ended March 31, 2012 ($000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net earnings attributable to II-VI Incorporated	$15,869	$13,994	$40,787	$45,860
Divided by:
Weighted average shares	62,130	62,855	62,482	62,752

Basic earnings attributable to II-VI Incorporated per common share	$0.26	$0.22	$0.65	$0.73
Net earnings attributable to II-VI Incorporated	$15,869	$13,994	$40,787	$45,860
Divided by:
Weighted average shares	62,130	62,855	62,482	62,752
Dilutive effect of common stock equivalents	1,594	1,773	1,483	1,562
Diluted weighted average common shares	63,724	64,628	63,965	64,314

Diluted earnings attributable to II-VI Incorporated per common share	$0.25	$0.22	$0.64	$0.71

Note 11.	Segment Reporting

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

The Company has four reportable segments. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities that are unique to each segment. The Company had the following reportable segments at March 31, 2013: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG

Lasertechnologie GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis, Inc. (“Photop Aegis”) and Photop AOFR; (iii) Military & Materials, which consists of EEO, VLOC, Max Levy Autograph (“MLA”), LightWorks and Pacific Rare Speciality Metals & Chemicals, Inc. (“PRM”); and (iv) Advanced Products Group, which consists of Marlow Industries, Inc. (“Marlow”), M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”); which is responsible for the corporate research and development activities.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets infrared, near-infrared and UV Filter products, as well as micro-fine conductive mesh patterns for military applications under the EEO, LightWorks, MLA and VLOC brand names. This segment also refines specialty metals and rare earth elements, primarily selenium and tellurium, under the PRM brand name.

The Advanced Products Group is located in the U.S., Vietnam, Japan, China and Germany and is directed by a Corporate Executive Vice President, while each business unit is directed by a general manager. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, optical communications, medical, consumer and industrial markets. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, display, industrial and defense markets. WBG manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

On November 1, 2012, the Company completed its acquisition of M Cubed. On December 3, 2012 the Company completed its acquisition of the Oclaro thin film filter business and interleaver product line. On December 21, 2012, the Company completed its acquisitions of LightWorks. See “Note 3. Acquisitions.” The operating results of these acquisitions have been reflected in the selected segment financial information of the Company’s operating segments since the respective dates of acquisition.

The following tables summarize selected financial information of the Company’s operations by segment:

	Three Months Ended March 31, 2013
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$52,886	$35,821	$28,869	$27,594	$—	$145,170
Inter-segment revenues	730	(289)	695	1,303	(2,439)	—
Segment earnings (loss)	13,969	3,774	(550)	810	—	18,003
Interest expense	—	—	—	—	—	(449)
Other income, net	—	—	—	—	—	1,401
Income taxes	—	—	—	—	—	(2,861)
Net earnings	—	—	—	—	—	16,094
Depreciation and amortization	2,032	4,228	2,018	2,481	—	10,759
Segment assets	206,664	302,813	147,564	191,748	—	848,789
Expenditures for property, plant and equipment	823	1,981	490	1,027	—	4,321
Investment	—	—	—	10,977	—	10,977
Goodwill	9,665	59,765	30,812	22,088	—	122,330

	Three Months Ended March 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$50,678	$36,629	$30,054	$15,229	$—	$132,590
Inter-segment revenues	769	480	852	902	(3,003)	—
Segment earnings (loss)	13,845	3,608	(958)	479	—	16,974
Interest expense	—	—	—	—	—	(48)
Other income, net	—	—	—	—	—	2,311
Income taxes	—	—	—	—	—	(4,967)
Net earnings	—	—	—	—	—	14,270
Depreciation and amortization	1,985	4,255	1,409	1,080	—	8,729
Segment assets	205,151	261,927	118,429	102,013	—	687,520
Expenditures for property, plant and equipment	1,672	3,336	2,883	1,812	—	9,703
Investment	—	—	—	10,528	—	10,528
Goodwill	9,798	48,661	12,326	10,314	—	81,099

	Nine Months Ended March 31, 2013
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$149,852	$113,463	$74,164	$65,872	$—	$403,351
Inter-segment revenues	1,881	679	3,033	3,863	(9,456)	—
Segment earnings (loss)	36,343	16,637	(3,773)	325	—	49,532
Interest expense	—	—	—	—	—	(708)
Other income, net	—	—	—	—	—	6,713
Income taxes	—	—	—	—	—	(13,844)
Net earnings	—	—	—	—	—	41,693
Depreciation and amortization	6,264	12,900	5,092	5,737	—	29,993
Expenditures for property, plant and equipment	3,411	6,184	2,496	5,407	—	17,498

	Nine Months Ended March 31, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$148,236	$100,143	$91,480	$57,861	$—	$397,720
Inter-segment revenues	2,473	1,675	5,763	2,819	(12,730)	—
Segment earnings	37,672	8,554	64	7,957	—	54,247
Interest expense	—	—	—	—	—	(184)
Other income, net	—	—	—	—	—	5,447
Income taxes	—	—	—	—	—	(13,006)
Net earnings	—	—	—	—	—	46,504
Depreciation and amortization	6,319	11,666	4,516	3,060	—	25,561
Expenditures for property, plant and equipment	5,499	9,549	9,513	8,210	—	32,771

Note 12.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders of the Company at the Annual Meeting in November 2012. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers, directors and consultants of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense for the three and nine months ended March 31, 2013 and 2012 is as follows ($000):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012

Stock Options and Cash-Based Stock Appreciation Rights	$1,152	$1,054	$3,916	$5,082

Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,144	734	3,240	2,220

Performance Share Awards and Cash-Based Performance Share Unit Awards	555	271	2,582	1,929

	$2,851	$2,059	$9,738	$9,231

The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Condensed Consolidated Statements of Earnings, based on the employee classification of the grantees.

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. The weighted-average fair values of awards granted under the Plan were $7.84 and $8.44 per award, respectively, during the three and nine months ended March 31, 2013, and $9.42 and $9.33 per award, respectively, during the three and nine months ended March 31, 2012, using the following assumptions:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012

Risk-free interest rate	1.10%	0.77%	0.94%	1.05%
Expected volatility	48%	49%	49%	59%
Expected life of options	4.7 years	4.5 years	5.7 years	5.5 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk-free interest rate shown above is the weighted-average rate for all awards granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and currently has no intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Restricted Share Awards and Cash-Based Restricted Share Unit Awards:

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

Performance Share Awards and Cash-Based Performance Share Unit Awards:

The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share awards and performance share unit awards under the Plan. As of March 31, 2013, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2013, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At March 31, 2013, the Company had a contingent earnout arrangement related to the acquisition of LightWorks recorded at a preliminary fair value. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets, as well as the earnout arrangement. The Company intends to finalize its accounting for the acquisition of LightWorks during fiscal year 2013. The LightWorks earnout arrangement provides up to a maximum of $4.2 million of additional cash payments to the former shareholders based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013, which if earned, would be payable in March 2014. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined in ASC 820. The Company uses the income approach in measuring the fair value of the earnout arrangement, which assumed a probability of 100% and 50%, respectively, for the customer order and revenue portion of the earnout. The earnout was not discounted as the earnout period ends on December 31, 2013. There were no fair value remeasurements recorded on the earnout arrangement for the three and nine months ended March 31, 2013 and 2012. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of March 31, 2013 ($000):

Fair Value Measurements at March 31, 2013 Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$187	$—	$187	$—

Liabilities:
Contingent earnout arrangement	$3,400	$—	$—	$3,400

Fair Value Measurements at June 30, 2012 Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$174	$—	$174	$—

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and nine months ended March 31, 2013.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks:

Significant Unobservable Inputs (Level 3)
Balance at June 30, 2012	$—
Earount arrangement	3,400
Changes in fair value	—

Balance at March 31, 2013	$3,400

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable are considered level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings are considered level 2 among the fair value hierarchy and are variable interest rates and accordingly their carrying amounts approximate fair value.

Note 14.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual returns over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of March 31, 2013 ($000):

Nine Months Ended March 31, 2013

Balance – Beginning of Period	$1,247
Payments made during the period	(1,163)
Additional warranty liability recorded during the period	1,128

Balance – End of Period	$1,212

Note 15.	Share Repurchase Program

In May 2012, the Board of Directors authorized the Company to purchase up to $25 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the nine months ended March 31, 2013, the Company purchased 1,141,022 shares of its common stock pursuant to the share repurchase program for approximately $20 million. As of March 31, 2013, the Company has completed this share repurchase program, purchasing a total of 1,442,738 shares of its common stock for approximately $25 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

Although our management considers these expectations and assumptions to be reasonable, actual results could materially differ from any such forward-looking statements included in this report or otherwise made by our management due to the following factors, among other; materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology and the actions of competitors. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2012.

In addition, the Company operates in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company’s business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to the Company and speak only as of the date of this report. The Company do not assume any obligation and do not intend to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws, and the Company cautions you not to rely on them unduly.

Investors should also be aware that while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws and investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Introduction

II-VI Incorporated and Subsidiaries (“II-VI,” “II-VI Incorporated,” the “Company,” “we,” “us” or “our”), the worldwide leader in engineered materials and opto-electronic components, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, military and aerospace, high-power electronics, optical communications, medical and thermoelectronics applications.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements included in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2013 was $1.6 million and $1.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred. The Company has one customer that represented 10% and 12%, respectively, of total accounts receivable as of March 31, 2013 and June 30, 2012.

The Company records a slow moving inventory reserve as a charge against earnings for all products on hand for more than twelve months to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. If actual market conditions are less favorable than projected, additional inventory reserves may be required. Our inventory reserve balance at March 31, 2013 was $7.8 million.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012

Bookings	$140.3		$145.8

		% of Revenues		% of Revenues
Total Revenues	$145.2	100.0%	$132.6	100.0%
Cost of goods sold	94.2	64.9	86.6	65.3

Gross margin	51.0	35.1	46.0	34.7

Operating Expenses:
Internal research and development	5.8	4.0	5.7	4.3
Selling, general and administrative	27.2	18.7	23.3	17.6
Interest and other, net	(1.0)	(0.6)	(2.3)	(1.7)

Earnings before income tax	19.0	13.1	19.3	14.6
Income taxes	2.9	2.0	5.0	3.8

Net earnings	16.1	11.1	14.3	10.8
Net earnings attributable to noncontrolling interests	0.2	—	0.3	—

Net earnings attributable to II-VI Incorporated	$15.9	11.0%	$14.0	11.0%

Diluted earnings per share	$0.25		$0.22

	Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2012

Bookings	$381.9		$392.9

		% of Revenues		% of Revenues
Total Revenues	$403.4	100.0%	$397.7	100.0%
Cost of goods sold	256.7	63.6	253.2	63.7

Gross margin	146.7	36.4	144.5	36.3

Operating Expenses:
Internal research and development	17.0	4.2	15.9	4.0
Selling, general and administrative	80.2	19.9	74.4	18.7
Interest and other, net	(6.0)	(1.5)	(5.3)	(1.3)

Earnings before income tax	55.5	13.8	59.5	15.0
Income taxes	13.8	3.4	13.0	3.3

Net earnings	41.7	10.3	46.5	11.7
Net earnings attributable to noncontrolling interests	0.9	0.2	0.6	0.2

Net earnings attributable to II-VI Incorporated	$40.8	10.1%	$45.9	11.5%

Diluted earnings per share	$0.64		$0.71

Executive Summary

During the three and nine months ended March 31, 2013, the Company continued to be challenged by a cautious customer base world-wide. Weak demand from Japanese markets for replacement optics and new CO2 laser deployments negatively impacted our Infrared Optics segment, while a near-term demand shift in the telecommunication market in China from 40G to 100G optical components offset new orders received from the recently acquired Oclaro thin-film filter business and product line within the Near-Infrared Optics segment. The Company’s Marlow business unit within the Advanced Products Group segment received an initial production order for a product related to the personal comfort market, while the recent acquisition of M Cubed also contributed to favorable order patterns in that segment. The Company’s Military & Materials segment was impacted by its PRM business unit, which continued to face challenges related to the low demand and index pricing of its selenium and tellurium materials while our recently acquired LightWorks business unit helped offset weakness in other military businesses within the segment. Net earnings attributable to II-VI Incorporated for the three months ended March 31, 2013 increased to $15.9 million ($0.25 per-share diluted) compared to $14.0 million ($0.22 per-share diluted) for the same period last fiscal year. The increased earnings for the three months ended March 31, 2013 compared to the same period last fiscal year is mostly the result of an income tax benefit recorded during the three months ended March 31, 2013 related to the extension of the research and development tax credit in the U.S. combined with other interim tax adjustments. Net earnings attributable to II-VI Incorporated for the nine months ended March 31, 2013 decreased to $40.8 million ($0.64 per-share diluted) compared to $45.9 million ($0.71 per-share diluted) for the same period last fiscal year. The decrease in net earnings for the nine months ended March 31, 2013, compared to the same period last fiscal year was mostly attributable to increased selling, general and administrative expenses from our recently acquired subsidiaries as well as $1.3 million of transaction costs incurred in connection with the current fiscal year acquisitions.

Consolidated

Bookings. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that extends that far out in the future. Bookings for the three months ended March 31, 2013 decreased 4% to $140.3 million, compared to $145.8 million for the same period last fiscal year. Excluding bookings from the current fiscal year acquisitions of approximately $22 million, bookings for the three months ended March 31, 2013 decreased 19% when compared to the same period last fiscal year. Bookings for the nine months ended March 31, 2013 decreased 3% to $381.9 million, compared to $392.9 million for the same period last fiscal year. Excluding bookings from current fiscal year acquisitions of approximately $27 million, bookings decreased 10% when compared to the same period last fiscal year. The reduced bookings levels for the three and nine months ended March 31, 2013, compared to the same periods last fiscal year were primarily a result of lower pricing and order volumes of selenium and tellurium at PRM, reduced near-term telecom demand for optical components produced at Photop as well as decreased order intake for laser optics within Infrared Optics specific to lower demand from Japanese OEMs for new high-power CO2 laser systems. Somewhat offsetting these decreased bookings were favorable bookings at Marlow due to the receipt of an initial production order for a product used in the personal comfort market.

Revenues. Revenues for the three months ended March 31, 2013 increased 9% to $145.2 million, compared to $132.6 million for the same period last fiscal year. Excluding revenues from current year acquisitions of approximately $22 million, revenues for the three months ended March 31, 2013 decreased 7% when compared to the same period last fiscal year, mostly due to lower shipment volumes and selling prices to customers for both selenium and tellurium. Revenues for the nine months ended March 31, 2013 increased 1% to $403.4 million, compared to $397.7 million for the same period last fiscal year. Excluding revenues from current year acquisitions of approximately $30 million, revenues for the nine months ended March 31, 2013 decreased 6% when compared to the same period last fiscal year. The majority of the decrease in revenues was attributable to the previously mentioned revenue decrease at PRM combined with reduced shipments at Marlow for its gesture recognition product line which is nearing the end of its product life cycle. Somewhat offsetting the decreased revenue at PRM and Marlow was increased shipment volume for remote welding heads at HIGHYAG within the Infrared Optics segment.

Gross margin. Gross margin for the three months ended March 31, 2013 was $51 million or 35.1% of total revenues, compared to $46 million, or 34.7% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2013 was $146.7 million, or 36.4% of total revenues, compared to $144.5 million, or 36.3% of total revenues, for the same period last fiscal year. Overall, gross margin as a percentage of revenues for the three and nine months ended March 31, 2013 was consistent with the prior year periods. The Company did experience some gross margin compression from the Infrared Optics segment due to higher input prices of raw materials used in production. In addition, the current year acquisitions have products which carry lower gross margin profiles than certain of the Company’s historical businesses. This gross margin compression was mostly offset by Photop and Photop Aegis, which realized higher margins from increased revenues and a larger concentration of high-margin optical communication products. In addition, Photop and Photop Aegis benefited from increased operating efficiency, which allowed the businesses to realize favorable absorption of manufacturing overhead costs when compared to the prior year period, which was severely impacted by the October 2011 Thailand flood.

Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2013 were $5.8 million or 4.0% of revenues, compared to $5.7 million or 4.3% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2013 were $17.0 million, or 4.2% of revenues, compared to $15.9 million, or 4.0% of revenues, for the same period last fiscal year. The Company continues to invest in new product development across the majority of its business units, including its current year acquisitions which contributed the majority of the increased research and development spending when compared to the same periods last fiscal year.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2013 were $27.2 million or 18.7% of revenues, compared to $23.3 million or 17.6% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2013 were $80.2 million or 19.9% of revenues, compared to $74.4 million or 18.7% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues increased during the three months ended March 31, 2013 compared to the same periods last fiscal year, mostly as a result of integrating the current fiscal year acquisitions. Selling, general and administrative expense as a percentage of revenues increased during the nine months ended March 31, 2013 compared to the same periods last fiscal year, mostly as a result of pre-tax transaction expenses incurred of $1.3 million related to the three acquisitions that were completed during the quarter ended December 31, 2012.

Interest and other, net. Interest and other, net for the three and nine months ended March 31, 2013 was income of $1.0 million and $6.0 million, respectively. Included in interest and other, net for the three and nine months ended March 31, 2013 were earnings from the Company’s equity investment in Fuxin, interest income on excess cash reserves, gains on the Company sponsored deferred compensation plan and net foreign currency gains and losses. The majority of interest and other, net for the three months ended March 31, 2013 were gains on the Company’s deferred compensation plan of $0.3 million, equity investment earnings of $0.2 million and net foreign currency gains of $0.1 million. Interest expense for the three months ending March 31, 2013 was mostly offset by interest income on excess cash reserves. The majority of interest and other, net for the nine months ended March 31, 2013 was the result of $4.4 million of other income related to the contractual settlement related to the Thailand flooding that occurred in October 2011, gains on the Company’s deferred compensation plan of $0.6 million, equity investment earnings of $0.8 million and interest income on excess cash reserves that more than offset interest expense. These favorable items were somewhat offset somewhat by foreign currecy losses of $0.6 million. Included in interest and other, net for the three months ended March 31, 2012 is a $1.0 million gain related to the Company’s sale of its equity investment in Haobo. In addition, the Company benefited from unrealized gains on the Company’s deferred compensation plan, business interruption insurance proceeds at AOFR from the Thailand flooding and earnings from the Company’s equity investment in Fuxin. The majority of interest and other, net for the nine months ended March 31, 2012 was the result of the aforementioned $1.0 million gain on the sale of Haobo, a $1.4 million gain related to the sale of precious metals inventory, earnings of equity investments and net interest income on excess cash reserves.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2013 and 2012 was 24.9% and 21.9%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pre-tax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate. During the nine months ended March 31, 2013, the Company experienced a shift in pre-tax earnings to higher tax jurisdictions resulting in a higher effective tax rate when compared to the same period last fiscal year. In addition, the Company recorded a $1.3 million tax benefit during the three months ended March 31, 2013 as a result of the extension of the research and development tax credit in the U.S.

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

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 11. Segment Reporting,” to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings.

Infrared Optics (millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2013	2012		2013	2012

Bookings	$51.2	$59.1	(13)%	$143.3	$154.0	(7)%
Revenues	$52.9	$50.7	4%	$149.9	$148.2	1%
Segment earnings	$14.0	$13.8	1%	$36.3	$37.7	(4)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended March 31, 2013 for Infrared Optics decreased 13% to $51.2 million, compared to $59.1 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2013 for Infrared Optics decreased 7% to $143.3 million, compared to $154.0 million for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2013 compared to the same periods last fiscal year was primarily driven by decreased demand from OEMs for new high-power CO2 laser systems in Japan as well as a short-term softening in demand for HIGHYAG’s one-micron laser welding and cutting heads.

Revenues for the three months ended March 31, 2013 for Infrared Optics were $52.9 million, increasing 4% from revenues of $50.7 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2013 for Infrared Optics were $149.9 million, increasing 1% from revenues of $148.2 million for the same period last fiscal year. Consistent revenue volumes for the three and nine months ended March 31, 2013 compared to the same periods last fiscal year were a reflection of cautious buying patterns from customers in Asia and Europe offset somewhat by increased shipment volumes related to the North America automotive market at the Company’s HIGHYAG business unit for remote welding heads.

Segment earnings for the three months ended March 31, 2013 for Infrared Optics were $14.0 million, consistent with segment earnings of $13.8 million for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2013 for Infrared Optics decreased 4% to $36.3 million, compared to $37.7 million for the same period last fiscal year. The decrease in segment earnings for the nine months ended March 31, 2013 compared to the same period last fiscal year was the result of reduced gross margins caused by higher raw material input prices and a higher level of allocated corporate expenses related to the transaction costs incurred by the Company in connection with its recently completed acquisitions.

Near-Infrared Optics (millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase Decrease
	2013	2012		2013	2012

Bookings	$32.9	$48.6	(32)%	$103.6	$110.4	(6)%
Revenues	$35.8	$36.6	(2)%	$113.5	$100.1	13%
Segment earnings	$3.8	$3.6	5%	$16.6	$8.6	95%

The Company’s Near-Infrared Optics segment includes the combined operations of Photop, Photop Aegis and Photop AOFR. The above results include the operating results of the Oclaro business and product line, acquired in December 2012, for the three and nine months ended March 31, 2013 only.

Bookings for the three months ended March 31, 2013 for Near-Infrared Optics decreased 32% to $32.9 million, compared to $48.6 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2013 for Near-Infrared Optics decreased 6% to $103.6 million, compared to $110.4 million for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2013 compared to the same periods last fiscal year was mostly due to cyclical softening demand for optical components used in the telecommunications market in China due to both delayed spending and a shift from 40G to 100G optical components, as well as a reduction in demand for contract manufacturing service provided by Photop.

Revenues for the three months ended March 31, 2013 for Near-Infrared Optics were $35.8 million, consistent with revenues of $36.6 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2013 for Near-Infrared Optics increased 13% to $113.5 million, compared to $100.1 million for the same period last fiscal year. The increase in revenues for the nine months ended March 31, 2013 compared to the same period last fiscal year was primarily driven by incremental thin film filter and interleaver product shipments associated with the recently acquired business and product line from Oclaro as well as increased revenues at Photop and Photop Aegis for optical components used in the telecommunications market.

Segment earnings for the three months ended March 31, 2013 for Near-Infrared Optics was $3.8 million, consistent with segment earnings of $3.6 million for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2013 for Near-Infrared Optics increased 95% to $16.6 million, compared to $8.6 million for the same period last fiscal year. The increase in segment earnings for the nine months ended March 31, 2013 compared to the same period last fiscal year was driven by higher sales volumes at both Photop and Photop Aegis as well as production and operational efficiencies realized in recovering from the October 2011 Thailand flood.

Military & Materials (millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% (Decrease)
	2013	2012		2013	2012

Bookings	$22.1	$26.6	(17)%	$67.3	$84.4	(20)%
Revenues	$28.9	$30.1	(4)%	$74.2	$91.5	(19)%
Segment earnings (loss)	$(0.6)	$(1.0)	43%	$(3.8)	$0.1	(5,995)%

The Company’s Military & Materials segment includes the combined operations of EEO, PRM, VLOC, MLA and LightWorks. The above results include the operating results of LightWorks, acquired in December 2012, for the three and nine months ended March 31, 2013 only.

Bookings for the three months ended March 31, 2013 for Military & Materials decreased 17% to $22.1 million, compared to $26.6 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2013 for Military & Materials decreased 20% to $67.3 million, compared to $84.4 million for the same period last fiscal year. The decrease in bookings for the three and nine months ended March 31, 2013 compared to the same periods last fiscal year was primarily driven by reduced orders for selenium and tellurium at PRM as well as lower index pricing of these materials.

Revenues for the three months ended March 31, 2013 for Military & Materials decreased 4% to $28.9 million, compared to $30.1 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2013 for Military & Materials decreased 19% to $74.2 million, compared to $91.5 million for the same period last fiscal year. The decrease in revenues for the three and nine months ended March 31, 2013 compared to the same periods last fiscal year was primarily due to lower product demand for both tellurium and selenium at PRM, which more than offset the additional revenue resulting from the LightWorks acquisition.

Segment earnings (loss) for the three months ended March 31, 2013 for Military & Materials was a segment loss of $0.6 million, consistent with the segment loss of $1.0 million for same period last fiscal year. Segment earnings (loss) for the nine months ended March 31, 2013 for Military & Materials was a segment loss of $3.8 million, compared to segment earnings of $0.1 million for the same period last fiscal year. The unfavorable change in segment earnings (loss) for the nine months ended March 31, 2013 was mostly due to the lower revenue volumes and reduced gross margins at PRM. The reduced gross margin at PRM was attributable to lower selling prices of selenium and tellurium to customers driven by lower index prices of these materials.

Advanced Products Group (millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase (Decrease)
	2013	2012		2013	2012

Bookings	$34.2	$11.5	197%	$67.7	$44.1	53%
Revenues	$27.6	$15.2	81%	$65.9	$57.9	14%
Segment earnings (loss)	$0.9	$0.5	69%	$0.3	$8.0	(96)%

The Company’s Advanced Products Group includes the combined operations of Marlow, WBG, WMG and M Cubed. The above results include the operating results of M Cubed, acquired in November 2012, for the three and nine months ended March 31, 2013 only.

Bookings for the three months ended March 31, 2013 for the Advanced Products Group increased 197% to $34.2 million, compared to $11.5 million for the same period last fiscal year. The increase in bookings for the three months ended March 31, 2013 compared to the same period last fiscal year was primarily due to the additional bookings of M Cubed as well as a large initial production order at Marlow specific to the personal comfort market. In addition, WBG received a large blanket order from a Japanese OEM in the current quarter for 100mm semi-insulating substrates. Bookings for the nine months ended March 31, 2013 for the Advanced Products Group increased 53% to $67.7 million, compared to $44.1 million for the same period last fiscal year. Excluding M Cubed, bookings increased $5.4 million for the current nine month period due to personal comfort bookings at Marlow, partially offset by a reduction in gesture recognition orders.

Revenues for the three months ended March 31, 2013 for the Advanced Products Group increased 81% to $27.6 million, compared to $15.2 million for the same period last fiscal year. Excluding M Cubed, revenues for the three months ended March 31, 2013 were consistent when compared to the same period last fiscal year. Revenues for the nine months ended March 31, 2013 for the Advanced Products Group increased 14% to $65.9 million, compared to $57.9 million for the same period last fiscal year. Excluding M Cubed, revenues decreased $11.1 million for the nine months ended March 31, 2013, primarily due to lower shipment volumes at Marlow related to telecom products and gesture recognition products, the latter of which is nearing the end of its product life cycle. In addition, WBG experienced lower shipments of semi-insulating silicon carbide substrates used for radio frequency applications due to reduced customer demand in the wireless infrastructure market and the defense sector.

Segment earnings for the three months ended March 31, 2013 was $0.9 million, consistent with segment earnings from the same period last fiscal year of $0.5 million. Segment earnings for the nine months ended March 31, 2013 decreased 96% to $0.3 million, compared to $8.0 million for the same period last fiscal year. The unfavorable change in segment earnings for the nine months ended March 31, 2013 compared to the same periods last fiscal year was primarily due to the lower revenues at Marlow and WGB as well as declining gross margin at Marlow resulting from unfavorable product mix as higher margin gesture recognition sales declined.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercises of stock options and long-term borrowings. Our historical uses of cash have been for capital expenditures, acquisitions of businesses, payment of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

	Nine Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$68.1	$57.7
Net proceeds (payments) on long-term borrowings	109.0	(6.3)
Proceeds received on contractual settlement	2.4	—
Proceeds from exercises of stock options	3.8	1.9
Proceeds from the collection of note receivable	1.4	1.9
Purchases of businesses, net of cash acquired	(126.2)	(46.1)
Additions to property, plant and equipment	(17.5)	(32.8)
Purchases of treasury stock	(20.0)	—
Payment on cash earn-out arrangement	—	(6.0)
Other	(0.3)	(0.5)

Cash provided by operating activities was $68.1 million for the nine months ended March 31, 2013, compared to cash provided by operating activities of $57.7 million for the same period last fiscal year. The increase in cash provided by operating activities was the result of stronger working capital management in the areas of accounts receivable and inventory, offset somewhat by changes in other working capital items, including accounts payable and other net operating assets.

Net cash used in investing activities was $139.8 million for the nine months ended March 31, 2013, compared to net cash used of $77.0 million for the same period last fiscal year. The majority of the change in net cash used in investing activities was the result of increased spending on current fiscal year acquisitions partially offset by reduced capital spending.

Net cash provided by financing activities for the nine months ended March 31, 2013 consisted mostly of $109.0 million of net borrowings on long-term debt to finance the Company’s three recent acquisitions, offset somewhat by $20.0 million cash used to repurchase Company stock under the share repurchase program. Net cash used in financing activities during the nine months ended March 31, 2012 consisted mostly of net payments on long-term borrowings of $6.3 million and a cash payment on an earn-out arrangement related to the acquisition of Photop, offset somewhat by cash received of $1.9 million from the exercise of stock options.

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

In November 2012, the Company entered into a new credit agreement. The Company’s new credit facility is a $140 million unsecured line of credit which under certain conditions may be expanded by an additional $35 million. The revolving credit facility has an expiration date of November 2017, as defined in the agreement, and has interest rates of LIBOR plus 0.75% to LIBOR plus 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA; however until the date when the Company submits its compliance certificate for the period ending June 30, 2013, interest accrues at LIBOR plus 1.25%. The March 31, 2013 interest rate was 1.5% on the outstanding borrowings. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2013, the Company was in compliance with all covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2013, the Company was in compliance with all covenants.

The Company had aggregate availability of $23.5 million and $42.3 million under its lines of credit as of March 31, 2013 and June 30, 2012, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2013 and June 30, 2012, total outstanding letters of credit supported by the credit facilities were $1.1 million and $0.9 million, respectively.

The weighted-average interest rate of total borrowings was 1.5% and 1.3%, respectively, for the three and nine months ended March 31, 2013 and was 1.0% for each of the three and nine months ended March 31, 2012.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	March 31, 2013	June 30, 2012

Cash and cash equivalents	$155.6	$134.9
Available borrowing capacity	23.5	42.3
Total debt obligation	121.2	12.8

The Company currently believes cash flow from operations, existing cash reserves and available borrowing capacity under its existing credit facility will be sufficient to fund its working capital needs, capital expenditures and internal and external growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2013 and June 30, 2012, the Company held approximately $126 million and $97 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about our contractual obligations and commitments as of March 31, 2013.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-term debt obligations	$121,183	$—	$—	$121,183	$—
Interest payments(1)	7,385	441	3,475	3,469	—
Capital lease obligations	—	—	—	—	—

Operating lease obligations(2)	49,544	9,642	14,163	6,086	19,653
Purchase obligations(3)	15,391	14,110	999	282	—
Other long-term liabilities reflected on the registrant’s balance sheet	—	—	—	—	—

Total	$193,503	$24,193	$18,637	$131,020	$19,653

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2013.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligation extends through the years 2039 and 2056.
(3)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials, and unpaid purchase prices for the Company’s acquisition of LightWorks.

The $3.2 million gross unrecognized income tax benefit at March 31, 2013 is excluded from the table above. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risks

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

Changes in the foreign currency exchange rates of these currencies had an immaterial impact on the results of operations for all periods presented.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 500 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan. A change in the interest rate of 1% for this Yen loan would have changed the interest expense by an immaterial amount for the three months ended March 31, 2013. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.6 million to an increase of $0.8 million for the three months ended March 31, 2013 and a decrease of $2.0 million to an increase of $2.5 million for the nine months ended March 31, 2013.

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

Interest Rate Risks

As of March 31, 2013, the total borrowings of $121 million were from a line of credit borrowing of $118 million denominated in U.S. dollars and a line of credit of $3 million denominated in Japanese Yen. As such, the Company is exposed to market risks arising from changes in interest rates. For the three and nine months ended March 31, 2013, an increase in the interest rate of 1% on these borrowings would have increased interest expense by $0.3 million and $0.5 million, respectively.

Commodity Risk

We are exposed to price risks for our tellurium and selenium raw materials. Also, some of our raw materials are sourced from a limited number of suppliers. As a result, we remain exposed to price changes in the raw materials used in such processes. As of March 31, 2013, a 10% decrease in the index price of tellurium and selenium would have caused an additional inventory write-down of approximately $1.4 million, or $0.02 per-share diluted.

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

In addition to the risk factors and other information set forth in this report, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, which factors could materially affect our business, financial condition or future results. Those risk factors included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

January 1, 2013 to January 31, 2013	233,300	$17.47	233,300	$5,063,646
February 1, 2013 to February 28, 2013	290,680	$17.42	290,680	$—
March 1, 2013 to March 31, 2013	—	$—	—	$—

Total	523,980	$17.44	523,980

(a)	A share repurchase program of up to $25 million was approved by the Board of Directors and announced on May 31, 2012. The repurchase program had no expiration date and was completed as of March 31, 2013. Under this share repurchase program, the Company purchased a total of 1,442,738 shares of its common stock for approximately $25 million.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: May 9, 2013	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	Interactive Data File