Form 10-Q
period 2013-09-30
II-VI INC
filed 2013-11-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

At November 1, 2013, 62,551,552 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30, 2013	June 30, 2013
Assets
Current Assets
Cash and cash equivalents	$195,207	$185,433
Accounts receivable – less allowance for doubtful accounts of $1,105 at September 30, 2013 and $1,479 at June 30, 2013	102,782	107,173
Inventories	167,563	141,859
Deferred income taxes	10,472	10,794
Prepaid and refundable income taxes	4,037	4,543
Prepaid and other current assets	12,716	11,342

Total Current Assets	492,777	461,144
Property, plant & equipment, net	195,911	170,672
Goodwill	162,051	123,352
Other intangible assets, net	117,180	86,701
Investment	11,461	11,203
Deferred income taxes	6,060	2,696
Other assets	14,078	8,034

Total Assets	$999,518	$863,802

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$20,000	$—
Accounts payable	27,472	23,617
Accrued compensation and benefits	26,131	28,315
Accrued income tax payable	6,514	7,697
Deferred income taxes	110	110
Other accrued liabilities	26,321	34,695

Total Current Liabilities	106,548	94,434
Long-term debt	191,072	114,036
Deferred income taxes	17,192	4,095
Other liabilities	30,498	15,129

Total Liabilities	345,310	227,694

Shareholders’ Equity
Preferred stock, no par value; authorized – 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized – 300,000,000 shares; issued – 70,682,191 shares at September 30, 2013; 70,223,286 shares at June 30, 2013	202,983	194,284
Accumulated other comprehensive income	17,815	15,600
Retained earnings	492,572	482,878

	713,370	692,762
Treasury stock, at cost, 8,139,733 shares at September 30, 2013 and 8,011,733 shares at June 30, 2013	(59,162)	(56,654)

Total Shareholders’ Equity	654,208	636,108

Total Liabilities and Shareholders’ Equity	$999,518	$863,802

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended September 30,
	2013	2012

Revenues
Domestic	$63,690	$52,283
International	87,482	80,009

Total Revenues	151,172	132,292

Costs, Expenses and Other Expense (Income)
Cost of goods sold	94,826	83,457
Internal research and development	7,747	5,585
Selling, general and administrative	35,112	26,656
Interest expense	483	36
Other expense (income), net	67	(761)

Total Costs, Expenses, and Other Expense (Income)	138,235	114,973

Earnings Before Income Taxes	12,937	17,319

Income Taxes	3,243	4,187

Net Earnings	9,694	13,132
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	—	414

Net Earnings Attributable to II-VI Incorporated	$9,694	$12,718

Net Earnings Attributable to II-VI Incorporated: Basic Earnings Per Share:	$0.16	$0.20
Net Earnings Attributable to II-VI Incorporated: Diluted Earnings Per Share:	$0.15	$0.20

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended September 30,
	2013	2012

Net earnings	$9,694	$13,132
Other comprehensive income:
Foreign currency translation adjustments	2,215	1,079

Comprehensive income	$11,909	$14,211

Net earnings attributable to redeemable noncontrolling interest	$—	$414
Other comprehensive income (loss) attributable to redeemable noncontrolling interest:
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(273)

Comprehensive income attributable to redeemable noncontrolling interest	$—	$141

Comprehensive income attributable to II-VI Incorporated	$11,909	$14,070

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net earnings	$9,694	$13,132
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,628	8,013
Amortization	2,208	1,058
Share-based compensation expense	4,050	3,460
Loss on foreign currency remeasurements and transactions	922	216
Earnings from equity investment	(257)	(365)
Deferred income taxes	(502)	(205)
Excess tax benefits from share-based compensation expense	(361)	(387)
Increase (decrease) in cash from changes in:
Accounts receivable	4,248	6,379
Inventories	2,307	3,271
Accounts payable	1,559	(6,160)
Income taxes	(3,583)	(430)
Other operating net assets	(5,526)	(4,797)

Net cash provided by operating activities	24,387	23,185

Cash Flows from Investing Activities
Additions to property, plant & equipment	(6,573)	(5,929)
Purchase of business, net of cash acquired	(90,601)	—
Payment of option to acquire business	(5,000)	—
Other investing activities	—	42

Net cash used in investing activities	(102,174)	(5,887)

Cash Flows from Financing Activities
Proceeds from borrowings	103,000	6,000
Payments on borrowings	(6,000)	(1,000)
Payment on earnout arrangement	(2,200)	—
Payment of redeemable noncontrolling interest	(8,789)	—
Proceeds from exercises of stock options	2,498	1,083
Purchases of treasury stock	—	(5,899)
Payment of deferred financing costs	(950)	—
Minimum tax withholding requirements	(718)	(137)
Excess tax benefits from share-based compensation expense	361	387

Net cash provided by financing activities	87,202	434

Effect of exchange rate changes on cash and cash equivalents	359	(65)

Net increase in cash and cash equivalents	9,774	17,667

Cash and Cash Equivalents at Beginning of Period	185,433	134,944

Cash and Cash Equivalents at End of Period	$195,207	$152,611

Cash paid for interest	$514	$32
Cash paid for income taxes	$5,092	$4,560

Non cash transactions:
Purchase of business - holdback amount recorded in other accrued liabilities	$2,000	—
Purchase of business - holdback amount recorded in other liabilities	$6,000	—

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

	Common Stock		Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance – June 30, 2013	70,223	$194,284	$15,600	$482,878	(8,012)	$(56,654)	$636,108

Shares issued under share-based compensation plans	459	2,498	—	—	—	—	2,498
Minimum tax withholding requirements	—	—	—	—	(37)	(718)	(718)
Share-based compensation expense	—	4,050	—	—	—	—	4,050
Net earnings	—	—	—	9,694	—	—	9,694
Treasury stock under deferred compensation arrangements	—	1,790	—	—	(91)	(1,790)	—
Excess tax benefits from share-based compensation	—	361	—	—	—	—	361
Foreign currency translation adjustments	—	—	2,215	—	—	—	2,215

Balance – September 30, 2013	70,682	$202,983	$17,815	$492,572	(8,140)	$(59,162)	$654,208

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (sometimes referred to herein as “II-VI” or the “Company”) for the three months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013. The consolidated results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2013 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

In conjunction with the acquisition of Oclaro, Inc.’s Switzerland-based semiconductor laser business on September 12, 2013, the Company has established a new reporting segment “Active Optical Products” which will report the operating results of the Company’s recently acquired business.

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

In February 2013, the FASB issued an accounting standards update related to disclosure requirements of reclassifications out of accumulated other comprehensive income. The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This update was effective for the Company beginning in the first quarter of fiscal year 2014 and did not have a significant impact on the Company’s consolidated financial statements.

Note 3.	Acquisitions

Oclaro’s Inc. Switzerland-Based Semiconductor Laser Business

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro, Inc. used in the semiconductor laser business. The total consideration consisted of $90.6 million, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments. The Company will operate the business as II-VI Laser Enterprise GmbH (“Laser Enterprise”) and will include it in the Company’s new operating segment, Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and vertical cavity surface emitting lasers (VCSELS) for optical navigation, optical interconnects and optical sensing applications. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes. The purchase price of the Laser Enterprise acquisition is summarized as follows ($000):

Net cash paid at acquisition date	$90,601
Holdback amount recorded in Other accrued liabilities	2,000
Holdback amount recorded in Other liabilities	6,000

Purchase price	$98,601

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Laser Enterprise during fiscal year 2014 ($000):

Assets
Inventories	$27,214
Prepaid and other assets	1,006
Deferred income taxes	2,376
Property, plant & equipment	28,068
Intangible assets	32,593
Goodwill	39,041

Total assets acquired	$130,298

Liabilities
Accounts payable	$2,214
Deferred income taxes	13,467
Accrued income taxes	2,714
Other accrued liabilities	13,302

Total liabilities assumed	$31,697

Net assets acquired	$98,601

The goodwill of $39.0 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Laser Enterprise. None of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Laser Enterprise included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended September 30, 2013 was $4.8 million and $0.5 million, respectively. In addition to those operating results, the Company incurred approximately $3.5 million of transaction expenses in conjunction with the acquisition of this business, which are recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings for the three months ended September 30, 2013.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2013 and 2012 have been prepared as if the acquisition of Laser Enterprise had occurred on July 1, 2012, the beginning of the Company’s fiscal year 2013, which is the fiscal year prior to this acquisition. As a result, certain transaction related expenses of $3.3 million (net of tax) were only included in the earliest period presented below ($000 except per share data).

	Three Months Ended September 30,
	2013	2012
Net revenues	$168,845	$157,577
Net earnings attributable to II-VI Incorporated	12,342	9,264
Basic earnings per share	0.20	0.15
Diluted earnings per share	0.19	0.14

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred as described above, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 4.	Equity Method Investment

The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2013 and June 30, 2013 was $11.5 million and $11.2 million, respectively. During the quarter ended September 30, 2013 and 2012, the Company’s pro-rata share of earnings from this investment was $0.3 million and $0.4 million, respectively, which was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 5.	Inventories

The components of inventories were as follows ($000):

	September 30, 2013	June 30, 2013

Raw materials	$68,271	$59,290
Work in progress	56,815	43,895
Finished goods	42,477	38,674

	$167,563	$141,859

Note 6.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30, 2013	June 30, 2013

Land and land improvements	$2,381	$2,236
Buildings and improvements	84,072	87,189
Machinery and equipment	310,722	276,802
Construction in progress	13,146	10,831

	410,321	377,058
Less accumulated depreciation	(214,410)	(206,386)

	$195,911	$170,672

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Three Months Ended September 30, 2013
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Active Optical Products	Total

Balance – beginning of period	$9,677	$60,269	$30,712	$22,694	$—	$123,352
Goodwill acquired	—	—	—	—	39,041	38,994
Goodwill adjustment	—	—	—	(516)	—	(516)
Foreign currency translation	56	165	—	—	(47)	221

Balance – end of period	$9,733	$60,434	$30,712	$22,178	$38,994	$162,051

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

In connection with the acquisition of Laser Enterprise in September 2013, the Company recorded the excess purchase price over the net assets of the business acquired as goodwill in the accompanying Condensed Consolidated Balance Sheet, based on the preliminary purchase price allocation.

During the quarter ended September 30, 2013, the Company recorded an adjustment to the goodwill associated with the November 2012 acquisition of M Cubed. This adjustment related to a change in deferred income tax assets and was recorded in conjunction with the finalization and filing of the M Cubed final tax return.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2013 and June 30, 2013 was as follows ($000):

	September 30, 2013			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Patents	$54,749	$(11,343)	$43,406	$39,659	$(10,455)	$29,204
Trademarks	17,872	(980)	16,892	17,855	(963)	16,892
Customer Lists	69,769	(13,552)	56,217	52,614	(12,189)	40,425
Other	2,094	(1,429)	665	1,580	(1,400)	180

Total	$144,484	$(27,304)	$117,180	$111,708	$(25,007)	$86,701

In conjunction with the acquisition of Laser Enterprise, the Company recorded $15.0 million of patents, $17.1 million of customer lists and $0.5 million related to non-compete agreements. These intangibles assets were recorded based on the Company’s preliminary purchase price allocation which is expected to be finalized during fiscal year 2014.

Amortization expense recorded on the Company’s intangible assets was $2.2 million and $1.1 million, for the three months ended September 30, 2013 and 2012, respectively. The patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 125 months. The customer lists are being amortized over a range of approximately 120 months to 192 months with a weighted average remaining life of approximately 126 months. The gross carrying amount of trademarks includes $16.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, Photop, AOFR Pty. Ltd. (“Photop AOFR”) and Laser Enterprise.

At September 30, 2013, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,

Remaining 2014	$8,396
2015	10,575
2016	10,508
2017	10,499
2018	10,023

Note 8.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2013	2013
Line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	$108,000	$111,000
Term loan, interest at LIBOR, as defined, plus 1.25%	100,000	—
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	3,072	3,036

Total debt	211,072	114,036
Current portion of long-term debt	20,000	—

Long-term debt, less current portion	$191,072	$114,036

On September 10, 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2013, the Company was in compliance with all financial covenants.

In conjunction with entering into the Amended Credit Facility, the Company incurred approximately $1.0 million of deferred financing costs which are being amortized over the term of the agreement. As a result of the overall increase in borrowing capacity, existing deferred financing costs of $0.5 million are also being amortized over the term of the Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2013 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2013, the Company was in compliance with all financial covenants.

The Company had aggregate availability of $117.8 million and $29.8 million under its lines of credit as of September 30, 2013 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2013 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.3 million.

The weighted average interest rate of total borrowings was 1.49% and 0.89% for the three months ended September 30, 2013 and 2012, respectively.

Remaining annual principal payments under the Company’s credit facility as of September 30, 2013 were as follows:

Period	Term Loan	Yen Line of Credit	U.S. Dollar Line of Credit	Total
Year 1	$20,000	$—	$—	$20,000
Year 2	20,000	—	—	20,000
Year 3	20,000	3,072	—	23,072
Year 4	20,000	—	—	20,000
Year 5	20,000	—	108,000	128,000

Total	$100,000	$3,072	$108,000	$211,072

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2013 and 2012 was 25.1% and 24.2%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2013 and June 30, 2013, the gross unrecognized income tax benefit was $3.5 million and $3.2 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at September 30, 2013 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.5 million and $3.2 million of gross unrecognized income tax benefit at September 30, 2013 and June 30, 2013 was immaterial. Fiscal years 2010 to 2013 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2013 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2013 remain open to examination by certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares that were not included in the calculation were approximately 304,000 and 380,000 for the three months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive ($000 except per share data):

	Three Months Ended September 30,
	2013	2012
Net earnings attributable to II-VI Incorporated	$9,694	$12,718
Divided by:
Weighted average shares	62,379	62,786

Basic earnings attributable to II-VI Incorporated per common share	$0.16	$0.20

Net earnings attributable to II-VI Incorporated	$9,694	$12,718
Divided by:
Weighted average shares	62,379	62,786
Dilutive effect of common stock equivalents	1,568	1,413

Diluted weighted average common shares	63,947	64,199

Diluted earnings attributable to II-VI Incorporated per common share	$0.15	$0.20

Note 11.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

In conjunction with the acquisition of Oclaro, Inc.’s Switzerland-based semiconductor laser business on September 12, 2013, the Company has established a new reporting segment “Active Optical Products” which will report the operating results of the Company’s recently acquired business.

The Company has five reportable segments as of September 30, 2013. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities unique to each segment. The Company has the following reportable segments at September 30, 2013: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologies, GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis and Photop AOFR; (iii) Military & Materials, which consists of the Company’s LightWorks Optical Systems (formerly the Company’s EEO and LightWorks subsidiaries, “LWOS”), VLOC, Max Levy Autograph (“MLA”) and Pacific Rare Specialty Metals and Chemicals, Inc. (“PRM”); (iv) Advanced Products Group, which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”), M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for corporate research and development activities; and (v) Active Optical Products which consists of Laser Enterprise.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by a Corporate Vice President, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets ultra-violet to infrared optical components and high-precision optical assemblies for military, medical and commercial laser and imaging applications under the LWOS and VLOC brand names and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name. The segment also refines selenium metals for internal consumption and a rare earth element under the PRM brand name.

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

The Active Optical Products segment is located in Switzerland, China, the U.S. and the U.K. The Active Optical Products segment is directed by a Corporate Executive Vice President. The Active Optical Products segment manufacturers high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and VCSELS for optical navigation, optical interconnects and optical sensing applications.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment earnings, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2013
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Active Optical Products	Eliminations	Total
Revenues	$52,601	$39,887	$27,424	$26,478	$4,782	$—	$151,172
Inter-segment revenues	274	285	1,871	1,520	—	(3,950)	—
Segment earnings (loss)	10,844	3,089	3,424	314	(4,184)	—	13,487
Interest expense	—	—	—	—	—	—	(483)
Other expense, net	—	—	—	—	—	—	(67)
Income taxes	—	—	—	—	—	—	(3,243)
Net earnings	—	—	—	—	—	—	9,694
Depreciation and amortization	2,134	4,611	2,079	2,487	525	—	11,836
Segment assets	237,395	317,044	133,130	176,964	134,985	—	999,518
Expenditures for property, plant and equipment	1,891	2,528	1,128	831	195	—	6,573
Equity investment	—	—	—	11,461	—	—	11,461
Goodwill	9,733	60,434	30,712	22,178	38,994	—	162,051

	Three Months Ended September 30, 2012
	Infrared Optics	Near- Infrared Optics	Military & Materials	Advanced Products Group	Eliminations	Total
Revenues	$51,556	$40,646	$23,935	$16,155	$—	$132,292
Inter-segment revenues	500	332	1,540	1,184	(3,556)	—
Segment earnings (loss)	11,842	7,722	(2,148)	(822)	—	16,594
Interest expense	—	—	—	—	—	(36)
Other income, net	—	—	—	—	—	761
Income taxes	—	—	—	—	—	(4,187)
Net earnings	—	—	—	—	—	13,132
Depreciation and amortization	2,063	4,287	1,487	1,234	—	9,071
Expenditures for property, plant and equipment	1,376	1,409	1,330	1,814	—	5,929

Note 12.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders of the Company. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

During the three months ended September 30, 2013 and 2012, the Company recorded $4.4 million and $3.6 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Earnings, which was allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Stock Options and Cash-Based Stock Appreciation Rights	$1,960	$1,589

Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,514	1,061

Performance Share Awards and Cash-Based Performance Share Unit Awards	962	976

	$4,436	$3,626

Stock Options and Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. During the three months ended September 30, 2013 and 2012, the weighted-average fair values of awards granted under the Plan were $9.16 and $8.49 per award, respectively, using the following assumptions:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Risk free interest rate	1.79%	0.93%
Expected volatility	49%	49%
Expected life of options	5.89 years	5.65 years
Dividend yield	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk free interest rate shown above is the weighted average rate for all awards granted during the each respective period. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no current intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Restricted Share Awards and Restricted Share Units:

The restricted share awards and units compensation expense was calculated based on the number of shares or units expected to be earned by the grantees multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards and units have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%.

Performance Share Awards and Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of September 30, 2013, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2013, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At September 30, 2013, the Company had a contingent earnout arrangement related to the acquisition of LightWorks recorded at fair value. The LightWorks earnout arrangement provides up to a maximum of $4.2 million of additional cash payments to the former shareholders based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013, which if earned, would be paid no later than March 2014. As of September 30, 2013, the Company has made total earnout payments of $2.2 million for the customer order portion of the earnout arrangement which was achieved at 100% during July of 2013. The Company and has recorded the fair value of the remaining revenue earnout arrangement of $1.1 million in Other accrued liabilities in the Condensed Consolidated Balance Sheet. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by U.S. GAAP. The Company uses the income approach in measuring the fair value of the earnout arrangement, which assumed a probability of 55% for the revenue earnout. The impact on fair value of discounting the revenue earnout arrangement was not significant as the earnout period ends on December 31, 2013 and is expected to be paid in March 2014. There were no fair value remeasurements recorded on the earnout arrangement during the three months ended September 30, 2013.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of September 30, 2013 ($000):

	Fair Value Measurements at September 30, 2013 Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$57	—	57	—
Contingent earnout arrangement	$1,100	$—	$—	$1,100

	Fair Value Measurements at June 30, 2013 Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent earnout arrangement	$3,300	$—	$—	$3,300
Foreign currency forward contracts	$174	$—	$174	$—

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2013.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks ($000):

Significant Unobservable Inputs (Level 3)
Balance at July 1, 2013	$3,300
Payments	(2,200)
Changes in fair value	—

Balance at September 30, 2013	$1,100

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings are considered Level 2 among the fair value hierarchy and have variable interest rates and accordingly their carrying amounts approximate fair value.

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $7.3 million and $4.7 million at September 30, 2013 and June 30, 2013, respectively. As of September 30, 2013, these forward contracts had expiration dates ranging from October 2013 through January 2014, with Japanese Yen denominations individually ranging from 170 million Yen to 200 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended September 30, 2013 and 2012 was insignificant

Note 15.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of and for the three months ended September 30, 2013 ($000):

Three Months Ended
September 30, 2013

Balance – beginning of period	$1,661
Payments made during the period	(630)
Additional warranty liability recorded during the period	466
Warranty liability assumed through acquisition of Laser Enterprise	1,037

Balance – end of period	$2,534

Note 16.	Post-Retirement Benefits

In connection with the Company’s acquisition of Laser Enterprise, the Company assumed the existing pension plan covering employees of our Zurich, Switzerland subsidiary which included an $8.9 million unfunded pension liability which was recorded as part of the preliminary purchase price allocation of Laser Enterprise. This unfunded pension liability is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2013. Due to the timing of the acquisition, net periodic pension cost for three months ended September 30, 2013 was not significant. In addition, the Company made no contributions to the plan during the three months ended September 30, 2013.

Note 17.	Subsequent Events

On November 1, 2013, the Company acquired the fiber amplifier and micro-optics business of Oclaro, Inc. (“the Amplifier Business”) in a transaction valued at $88.6 million. The Company had previously paid $5 million for an exclusive option to acquire the Amplifier Business which was recorded in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2013. This $5.0 million payment will be applied against the total purchase price of $88.6 million. The remaining purchase price of $83.6 million consisted of an initial cash payment of $79.6 million and a $4.0 million holdback amount that is expected to be paid no later than December 31, 2014, subject to post-closing adjustments or claims. Due to the close proximity of this acquisition to the filing date of this Form 10-Q, the Company was unable to make certain financial statement disclosures related to the purchase price allocation of the Amplifier Business. For financial reporting purposes, this business will be included as part of the Company’s new operating segment, Active Optical Products.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could materially differ from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others; materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology, the purchasing patterns of customers and end-users, the timely release of new products and acceptance of such new products by the market, the actions of competitors, our ability to devise and execute strategies to respond to market conditions, and our ability to assimilate recently acquired businesses. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition. Investors are encouraged to review the risk factors set forth in the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2013.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this report. We do not assume any obligation and do not intend to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws, and we caution you not to rely on them unduly.

Investors should also be aware that while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws and investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically-integrated manufacturing company that creates and markets products for diversified markets including industrial manufacturing, optical communications, military, semiconductor, high-power electronics, medical and thermoelectronics applications.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, optical communications, military, semiconductor, medical and consumer applications. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers (“OEMs”), laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

In conjunction with the acquisition of Laser Enterprise on September 12, 2013, the Company has established a new reporting segment “Active Optical Products” which will report the operating results of the Company’s newly acquired business.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases with the exception of certain customers, for whom title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered the requirements under U.S. GAAP.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at September 30, 2013 was $1.1 million and $2.5 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Bookings	$143.5		$114.4

		% of Revenues		% of Revenues
Total Revenues	$151.2	100.0%	$132.3	100.0%
Cost of goods sold	94.8	62.7	83.5	63.1

Gross margin	56.4	37.3	48.8	36.9

Operating Expenses:
Internal research and development	7.7	5.1	5.6	4.2
Selling, general and administrative	35.1	23.2	26.7	20.2
Interest and other, net	0.7	0.5	(0.8)	(0.6)

Earnings before income tax	12.9	8.5	17.3	13.1
Income taxes	3.2	2.1	4.2	3.2

Net earnings	9.7	6.4	13.1	9.9
Net earnings attributable to noncontrolling interest	—	—	0.4	0.3
Net earnings attributable to II-VI Incorporated	$9.7	6.4%	$12.7	9.6%

Diluted earnings per-share	$0.15		$0.20

Executive Summary

Net earnings attributable to II-VI for the three months ended September 30, 2013 were $9.7 million ($0.15 per-share diluted), compared to $12.7 million ($0.20 per-share diluted) for the same period last fiscal year. The decrease in segment earnings is mostly attributable to $3.3 million of transaction expenses (net of tax) that were incurred in connection with the September 2013 acquisition of Laser Enterprise. The Company believes this acquisition will provide an opportunity to expand current product offerings while providing a more complete product portfolio to customers. In addition, the Company’s Photop business unit experienced lower levels of profitability during the three months ended September 30, 2013 when compared to the same period last fiscal year as price reductions on optical component products supporting lower speed networks put downward pressure on gross margin. Furthermore, Photop continued to increase its investment levels of internal research and development activities supporting the ongoing technology transition from 40G to 100G high speed networks. Somewhat offsetting these unfavorable impacts on profitability was the Company’s PRM business unit. Despite inventory write-downs of $0.7 million related mostly to precious metals inventory, PRM achieved positive net earnings during the three months ended September 30, 2013 as a result of its refocused business model. PRM continued to improve the performance of its rare earth element product line while providing a secure internal source of selenium metal to the Company’s Infrared Optics segment.

Consolidated

Bookings. Bookings for the three months ended September 30, 2013 increased 25% to $143.5 million, compared to $114.4 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the three months ended September 30, 2013 compared to the same period last fiscal year was mostly the result of incremental bookings from the prior fiscal year acquisitions of M Cubed, Photop’s Advanced Coating Center, and LightWorks. In addition, Marlow experienced higher booking levels related to the personal comfort market.

Revenues. Revenues for the three months ended September 30, 2013 increased 14% to $151.2 million, compared to $132.3 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2013 compared to the same period last fiscal year is mostly the result of incremental revenues from the prior fiscal year acquisitions of M Cubed, Photop’s Advanced Coating Center, and LightWorks, as well as higher shipment volumes of standard optics by the Company’s Infrared Optics segment.

Gross margin. Gross margin for the three months ended September 30, 2013 was $56.4 million or 37.3% of total revenues, compared to $48.8 million or 36.9% of total revenues, for the same period last fiscal year. The increase in gross margin was a result of margin improvement at Marlow due to favorable product mix including the personal comfort product offset somewhat by lower gross margin at Photop due to price reduction on legacy optical component products. In addition, PRM realized stronger gross margin due to improvements in production efficiency related to its rare earth element product line as well as the discontinuation of its selenium chemicals and tellurium product lines, which were exposed to index price volatility during the three months ended September 30, 2012.

Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2013 were $7.7 million, or 5.1% of revenues, compared to $5.6 million, or 4.2% of revenues, for the same period last fiscal year. The increased investment in research and development activities was attributable to the recent acquisitions of M Cubed, Photop’s Advanced Coating Center and LightWorks as well as Photop’s ongoing efforts to develop product offerings that support the transition to high speed network deployments around the world.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2013 were $35.1 million or 23.2% of revenues, compared to $26.7 million, or 20.2% of revenues, for the same period last fiscal year. Selling, general and administrative expense as a percentage of revenues increased during the three months ended September 30, 2013 compared to the same periods last fiscal year, mostly as a result of transaction expenses of $3.5 million incurred in connection with the acquisition of Laser Enterprise.

Interest and other, net. Interest and other, net for the three months ended September 30, 2013 was expense of $0.7 million. Included in interest and other, net for the three months ended September 30, 2013 were earnings from the Company’s equity investment in Fuxin, net interest expense on borrowings and excess cash reserves, unrealized gains on the deferred compensation plan and foreign currency losses.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2013 was 25.1%, compared to an effective tax rate of 24.2% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

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

Infrared Optics (in millions)

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

	Three Months Ended September 30,		% Increase (Decrease)
	2013	2012

Bookings	$47.4	$47.5	—%
Revenues	$52.6	$51.6	2%
Segment earnings	$10.8	$11.8	(8)%

Bookings for the three months ended September 30, 2013 for Infrared Optics were $47.4 million, consistent with $47.5 million for the same period last fiscal year. Revenues for the three months ended September 30, 2013 for Infrared Optics were $52.6 million, consistent with revenues of $51.6 million for the same period last fiscal year. Segment earnings for the three months ended September 30, 2013 for Infrared Optics decreased 8% to $10.8 million, compared to $11.8 million for the same period last fiscal year, mostly due to an increase in allocated corporate overhead expenses specific to share-based compensation expense.

Near-Infrared Optics (in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2013	2012

Bookings	$40.8	$35.1	16%
Revenues	$39.9	$40.6	(2)%
Segment earnings	$3.1	$7.7	(60)%

Bookings for the three months ended September 30, 2013 for Near-Infrared Optics increased 16% to $40.8 million, compared to $35.1 million for the same period last fiscal year. The majority of this increase was attributable to the strengthening demand for optical components used in telecommunication systems, instrumentation devices and laser systems. In addition, the December 2012 acquisition of Photop’s Advanced Coating Center positively impacted bookings during the current three months ended September 30, 2013.

Revenues for the three months ended September 30, 2013 for Near-Infrared Optics decreased 2% to $39.9 million, compared to $40.6 million for the same period last fiscal year. Excluding revenues from Photop’s Advanced Coating Center, revenues for Near-Infrared Optics decreased 9% compared to the same period last fiscal year, mostly due to final product shipments of a specific contract for green laser diodes.

Segment earnings for the three months ended September 30, 2013 for Near-Infrared Optics decreased 60% to $3.1 million, compared to $7.7 million for the same period last fiscal year. The decrease in segment earnings was attributable to lower gross margin profiles of products shipped as well as increased investment in internal research and development activities. The decreased gross margin was due to the ongoing transition from 40G to 100G technology in the telecommunications and optical communication markets as price reductions on legacy products negatively impacted gross margins. In addition, annual wage increases in China also put downward pressure on gross margin at Photop. The increased spending on research and development activities is indicative of Photop’s continued focus on new product development of high-end optical components for next generation high-speed networks.

Military & Materials (in millions)

	Three Months Ended September 30,		% Increase
	2013	2012

Bookings	$21.8	$17.8	23%
Revenues	$27.4	$23.9	15%
Segment earnings	$3.4	$(2.1)	262%

The Company’s Military & Materials segment includes the combined operations of LWOS, VLOC, MLA and PRM.

Bookings for the three months ended September 30, 2013 for Military & Materials increased 23% to $21.8 million, compared to $17.8 million for the same period last fiscal year. The increase in bookings for the current year compared to the same period last fiscal year was primarily driven by bookings from the December 2012 acquisition of LightWorks.

Revenues for the three months ended September 30, 2013 for Military & Materials increased 15% to $27.4 million, compared to $23.9 million for the same period last fiscal year. The increase in revenues for the current year compared to the same period last fiscal year was primarily driven by revenues from the December 2012 acquisition of LightWorks. In addition, PRM experienced reduced shipment volumes due to the discontinuation of its selenium chemicals and tellurium product lines which somewhat offset the incremental revenues from LightWorks.

Segment earnings (loss) for the year ended June 30, 2013 for Military & Materials was segment earnings of $3.4 million, compared to a segment loss of $2.1 million for the same period last fiscal year. The favorable change in segment earnings for the three months ended September 30, 2013 compared to the same period last fiscal year was due to increased profitability at PRM as a result of the previously announced discontinuance of the tellurium and selenium chemicals product lines. In addition, increased yields and production output of PRM’s rare earth element product has contributed to higher gross margins and overall profitability of the business.

Advanced Products Group (in millions)

	Three Months Ended September 30,		% Increase
	2013	2012

Bookings	$30.0	$14.0	114%
Revenues	$26.5	$16.2	64%
Segment earnings (loss)	$0.3	$(0.8)	138%

The Company’s Advanced Products Group includes the combined operations of Marlow, M Cubed, WBG and WMG.

Bookings for the three months ended September 30, 2013 for the Advanced Products Group increased 114% to $30.0 million, compared to $14.0 million for the same period last fiscal year. The increase in bookings for the three months ended September 30, 2013 compared to the same period last fiscal year was primarily due to the incremental bookings from the November 2012 acquisition of M Cubed. In addition, production orders at Marlow specific to the personal comfort market more than offset weakening demand for its products in the telecommunication, medical and defense markets.

Revenues for the three months ended September 30, 2013 for the Advanced Products Group increased 64% to $26.5 million, compared to $16.2 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2013 compared to the same period last fiscal year was primarily due to incremental revenues from the November 2012 acquisition of M Cubed. In addition, WBG experienced lower shipments of semi-insulating SiC substrates due to reduced customer demand in the wireless infrastructure market and a delay in the receipt of a Department of Defense development contract which somewhat offset the incremental revenues from M Cubed.

Segment earnings for the three months ended September 30, 2013 were $0.3 million, compared to a segment loss of $0.8 million for the same period last fiscal year. The favorable change in segment earnings for the three months ended September 30, 2013 compared to the same period last fiscal year was primarily due to profit contributions from M Cubed as well as increased gross margins at Marlow resulting from a more favorable product mix.

Active Optical Products

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro, Inc. used in the semiconductor laser business. The total consideration consisted of $90.6 million, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments. Oclaro, Inc. retained the accounts receivable which was valued at $14.7 million. The Company will operate the business as Laser Enterprise and will include it in the Company’s new operating segment Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and VCSELS for optical navigation, optical interconnects and optical sensing applications.

The amount of bookings, revenues and segment loss of Active Optical Products for the quarter ended September 30, 2013 was $3.5 million, $4.8 million and ($4.1) million, respectively, representing 18 days of activity since the date of acquisition. The Company incurred approximately $3.5 million of transaction expenses in conjunction with the acquisition of this business which are reflected as part of the Active Optical Products segment loss.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercises of stock options and long-term borrowings. Our historical uses of cash have been for capital expenditures, business acquisitions, payments of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows ($ millions):

	Three Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$24.4	$23.2
Proceeds from exercises of stock options	2.5	1.1
Purchase of business, net of cash acquired	(90.6)	—
Additions to property, plant and equipment	(6.6)	(5.9)
Payment of option to acquire business	(5.0)	—
Net proceeds on borrowings	97.0	5.0
Payment of redeemable noncontrolling interest	(8.8)	—
Payment on earnout arrangement	(2.2)	—
Purchases of treasury stock	—	(5.9)
Other	(0.9)	0.2

Net cash provided by operating activities:

Cash provided by operating activities was $24.4 million for the three months ended September 30, 2013, compared to cash provided by operating activities of $23.2 million for the same period last fiscal year. Although net earnings were lower during the three months ended September 30, 2013, the Company experienced higher levels of non-cash items such as depreciation, amortization and share-based compensation expense when compared to the same period last fiscal year.

Net cash used in investing activities:

Net cash used in investing activities was $102.2 million for the three months ended September 30, 2013, compared to net cash used of $5.9 million for the same period last fiscal year. The majority of net cash used in investing activities during the three months ended September 30, 2013 was the result of the $90.6 million net cash paid for the acquisition of Laser Enterprise as well as a $5.0 million payment made for an exclusive option to acquire the fiber amplifier and micro-optics business from Oclaro, Inc.

Net cash provided by financing activities:

Net cash provided by financing activities for the three months ended September 30, 2013 was $87.2 million compared to net cash provided by financing activities of $0.4 million for the same period last fiscal year. The change in net cash flows from financing activities is primarily due to $97.0 million of net borrowings used to finance the Company’s acquisition of Laser Enterprise, offset somewhat by a $2.2 million earnout payment to the former owners of LightWorks and an $8.8 million payment made to acquire the remaining ownership of HIGHYAG.

On September 10, 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan, shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2013, the Company was in compliance with all financial covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2013 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2013, the Company was in compliance with all financial covenants.

The Company had aggregate availability of $117.8 million and $29.8 million under its lines of credit as of September 30, 2013 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2013 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.3 million.

The weighted average interest rate of total borrowings was 1.49% and 0.89%, for the three months ended September 30, 2013 and 2012, respectively.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($000’s):

	September 30, 2013	June 30, 2013

Cash and cash equivalents	$195.2	$185.4
Available borrowing capacity	117.8	29.8
Total debt obligation	211.1	114.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2013 and June 30, 2013, the Company held approximately $153 million and $143 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

On November 1, 2013, the Company acquired the Amplifier Business from Oclaro, Inc. in a transaction valued at $88.6 million. The Company had previously paid $5.0 million for an exclusive option to acquire the Amplifier Business which was recorded within Other assets in the Condensed Consolidated Balance Sheet at September 30, 2013. This $5.0 million payment will be applied against the total purchase price of $88.6 million. The remaining purchase price of $83.6 million consisted of an initial cash payment of $79.6 million and a $4.0 million hold-back amount that is expected to be paid no later than December 31, 2014, subject to post-closing adjustments or claims. The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth objectives for the next twelve months following this acquisition. The Company’s borrowing capacity and debt obligations immediately following this transaction were $37.8 million and $291.1 million, respectively.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2013.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-term debt obligations	$211,072	$20,000	$43,072	$148,000	$—
Interest payments(1)	12,546	3,379	5,751	3,416	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	49,984	11.130	13,284	10,164	15,406
Purchase obligations(3)(4)	99,593	92,033	7,056	504	—
Other long-term liabilities reflected on the registrant’s balance sheet	—	—	—	—	—

Total	$373,195	$126,542	$69,163	$162,084	$15,406

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2013.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligation extends through years 2039 and 2056.
(3)	A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors for the purchase of supplies and materials.
(4)	Includes $83.6 million of expected payments to acquire the Amplifier Business, as well as $8.0 million of holdback payments associated with the acquisition of Laser Enterprise.

The $3.5 million gross unrecognized income tax benefit at September 30, 2013 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks, the purpose of which is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 500 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan.

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.8 million to an increase of $1.0 million for the three months ended September 30, 2013.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM and AOFR, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings. Foreign currency remeasurement was immaterial for all periods presented.

For all other foreign subsidiaries, the functional currency is the applicable local currency. Assets and liabilities of those operations are translated into U.S. dollars using period-end exchange rates, while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.

Interest Rate Risks

As of September 30, 2013, the total borrowings of $211.1 million were from a line of credit of $3.1 million denominated in Japanese Yen, borrowings under a term loan of $100.0 million denominated in U.S. dollars and a line of credit borrowing of $108.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million for the three months ended September 30, 2013.

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

In addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013, which could materially affect our business, financial condition or future results. Those risk factors included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

July 1, 2013 to July 31, 2013	—		$—	—	$—
August 1, 2013 to August 31, 2013	36,530	(a)	$19.65	—	$—
September 1, 2013 to September 30, 2013	—		$—	—	$—

(a)	Represents shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted and performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

1.1	Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated, a Pennsylvania corporation, and Oclaro Technology Limited, a company incorporated under the laws of England and Wales (the “Purchase Agreement”).	Incorporated herein by reference to to Exhibit 1.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 11, 2013.

2.1	Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V., a Netherland corporation, And Oclaro Technology LTD., a company Incorporated under the laws of England and Wales (the “Purchase Agreement”).	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.

10.1	$225,000,000 Revolving Credit Facility $100,000,000 Term Loan Facility Second Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, As Agent dated as of September 10, 2013	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	Interactive Data File	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: November 8, 2013	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

1.1	Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated, a Pennsylvania corporation, and Oclaro Technology Limited, a company incorporated under the laws of England and Wales (the “Purchase Agreement”).	Incorporated herein by reference to to Exhibit 1.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 11, 2013.

2.1	Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V., a Netherland corporation, and Oclaro Technology LTD., a company Incorporated under the laws of England and Wales (the “Purchase Agreement”).	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.

10.1	$225,000,000 Revolving Credit Facility $100,000,000 Term Loan Facility Second Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, As Agent dated as of September 10, 2013	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101	Interactive Data File	Filed herewith.

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith which authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.