Form 10-Q
period 2013-12-31
II-VI INC
filed 2014-02-07
CIK 820318

that

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

At February 3, 2014, 62,623,420 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2013	2013
Assets
Current Assets
Cash and cash equivalents	$212,683	$185,433
Accounts receivable - less allowance for doubtful accounts of $1,008 at December 31, 2013 and $1,479 at June 30, 2013	113,182	107,173
Inventories	177,136	141,859
Deferred income taxes	11,044	10,794
Prepaid and refundable income taxes	4,449	4,543
Prepaid and other current assets	15,045	11,342
Total Current Assets	533,539	461,144
Property, plant & equipment, net	225,592	170,672
Goodwill	190,525	123,352
Other intangible assets, net	142,747	86,701
Investment	11,581	11,203
Deferred income taxes	2,957	2,696
Other assets	9,220	8,034
Total Assets	$1,116,161	$863,802

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$-
Accounts payable	44,726	23,617
Accrued compensation and benefits	29,454	28,315
Accrued income tax payable	6,602	7,697
Deferred income taxes	146	110
Other accrued liabilities	25,397	34,695
Total Current Liabilities	126,325	94,434
Long-term debt	262,858	114,036
Deferred income taxes	13,423	4,095
Other liabilities	46,091	15,129
Total Liabilities	448,697	227,694
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 70,744,108 shares at December 31, 2013; 70,223,286 shares at June 30, 2013	206,593	194,284
Accumulated other comprehensive income	19,973	15,600
Retained earnings	500,141	482,878
	726,707	692,762
Treasury stock, at cost, 8,144,800 shares at December 31, 2013 and 8,011,733 shares at June 30, 2013	(59,243)	(56,654)
Total Shareholders' Equity	667,464	636,108
Total Liabilities and Shareholders' Equity	$1,116,161	$863,802

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2013	2012
Revenues
Domestic	$60,569	$51,479
International	111,196	73,628
Total Revenues	171,765	125,107

Costs, Expenses and Other Expense (Income)
Cost of goods sold	118,371	77,839
Internal research and development	11,355	5,626
Selling, general and administrative	32,471	26,174
Interest expense	1,169	223
Other expense (income), net	(1,125)	(4,551)
Total Costs, Expenses and Other Expense (Income)	162,241	105,311

Earnings from Continuing Operations Before Income Taxes	9,524	19,796

Income Taxes	2,086	6,721

Earnings from Continuing Operations	7,438	13,075

Earnings (loss) from Discontinued Operation, net of income tax	131	(608)

Net Earnings	7,569	12,467
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	267
Net Earnings Attributable to II-VI Incorporated	$7,569	$12,200

Earnings (loss) Attributable to II-VI Incorporated: Basic Earnings (loss) Per Share:
Continuing Operations	$0.12	$0.20
Discontinued Operation	$-	$(0.01)
Consolidated	$0.12	$0.19

Earnings (loss) Attributable to II-VI Incorporated: Diluted Earnings (loss) Per Share:
Continuing Operations	$0.12	$0.20
Discontinued Operation	$-	$(0.01)
Consolidated	$0.12	$0.19

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended December 31,
	2013	2012
Revenues
Domestic	$124,259	$103,762
International	197,526	149,343
Total Revenues	321,785	253,105

Costs, Expenses and Other Expense (Income)
Cost of goods sold	212,080	155,438
Internal research and development	19,102	11,211
Selling, general and administrative	67,564	52,530
Interest expense	1,652	259
Other expense (income), net	(1,072)	(5,312)
Total Costs, Expenses and Other Expense (Income)	299,326	214,126

Earnings from Continuing Operations Before Income Taxes	22,459	38,979

Income Taxes	5,329	10,983

Earnings from Continuing Operations	17,130	27,996

Earnings (loss) from Discontinued Operation, net of income tax	133	(2,397)

Net Earnings	$17,263	$25,599
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	681
Net Earnings Attributable to II-VI Incorporated	$17,263	$24,918

Earnings (loss) Attributable to II-VI Incorporated: Basic Earnings (loss) Per Share:
Continuing Operations	$0.27	$0.44
Discontinued Operation	$-	$(0.04)
Consolidated	$0.28	$0.40

Earnings (loss) Attributable to II-VI Incorporated: Diluted Earnings (loss) Per Share:
Continuing Operations	$0.27	$0.43
Discontinued Operation	$-	$(0.04)
Consolidated	$0.27	$0.39

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net earnings	$7,569	$12,467	$17,263	$25,599
Other comprehensive income:
Foreign currency translation adjustments	2,158	2,043	4,373	3,122
Comprehensive income	$9,727	$14,510	$21,636	$28,721

Net earnings attributable to redeemable noncontrolling interest	$-	$267	$-	$681
Other comprehensive income (loss) attributable to redeemable noncontrolling interest:
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	-	57	-	(216)
Comprehensive income attributable to redeemable noncontrolling interest	$-	$324	$-	$465
Comprehensive income attributable to II-VI Incorporated	$9,727	$14,186	$21,636	$28,256

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net earnings	$17,263	$25,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operation, net of tax	(133)	2,397
Depreciation	20,656	16,793
Amortization	5,577	2,374
Share-based compensation expense	7,195	6,534
Loss on foreign currency remeasurements and transactions	638	810
Earnings from equity investment	(378)	(593)
Deferred income taxes	(1,862)	2,307
Excess tax benefits from share-based compensation expense	(416)	(387)
Increase (decrease) in cash from changes in:
Accounts receivable	(4,739)	19,665
Inventories	1,207	(8,683)
Accounts payable	18,764	(4,894)
Income taxes	(3,588)	1,688
Other operating net assets	(5,507)	(4,062)
Net cash provided by operating activities:
Continuing Operations	54,677	59,548
Discontinued Operation	1,197	1,429
Net cash provided by operating activities	55,874	60,977
Cash Flows from Investing Activities
Additions to property, plant & equipment	(14,289)	(13,144)
Purchases of businesses, net of cash acquired	(175,201)	(126,397)
Proceeds received on contractual settlement from Thailand flood	-	2,436
Other investing activities	-	1,465
Net cash used in investing activities:
Continuing Operations	(189,490)	(135,640)
Discontinued Operation	-	(33)
Net cash used in investing activities	(189,490)	(135,673)
Cash Flows from Financing Activities
Proceeds from borrowings	183,000	113,000
Payments on borrowings	(14,000)	(1,000)
Payment on earnout arrangement	(2,200)	-
Payments of redeemable noncontrolling interest	(8,789)	(217)
Proceeds from exercises of stock options	2,805	1,625
Purchases of treasury stock	-	(10,840)
Payment of deferred financing costs	(950)	(560)
Minimum tax withholding requirements	(740)	(137)
Excess tax benefits from share-based compensation expense	416	387
Net cash provided by financing activities	159,542	102,258
Effect of exchange rate changes on cash and cash equivalents	1,324	304
Net increase in cash and cash equivalents	27,250	27,866
Cash and Cash Equivalents at Beginning of Period	185,433	134,944
Cash and Cash Equivalents at End of Period	$212,683	$162,810
Cash paid for interest	$1,617	$184
Cash paid for income taxes	$9,123	$6,379
Non cash transactions:
Purchase of business - holdback amount recorded in other accrued liabilities	$2,000	$-
Purchase of business - holdback amount recorded in other liabilities	$10,000	$-
Capital lease obligation incurred on facility lease	$12,005	$-
Purchase of business utilizing earnout arrangement recorded in other liabilities	$-	$4,200
Purchase of business utilizing deferred purchae price recorded in other accrued liabilities	$-	$700

- See notes to condensed consolidated financial statements.

 II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance-June 30, 2013	70,223	$194,284	$15,600	$482,878	(8,012)	$(56,654)	$636,108
Shares issued under share-based compensation plans	521	2,908	-	-	-	-	2,908
Minimum tax withholding requirements	-	-	-	-	(42)	(799)	(799)
Share-based compensation expense	-	7,195	-	-	-	-	7,195
Net earnings	-	-	-	17,263	-	-	17,263
Treasury stock under deferred compensation arrangements	-	1,790	-	-	(91)	(1,790)	-
Excess tax benefits from share-based compensation expense	-	416	-	-	-	-	416
Foreign currency translation adjustments	-	-	4,373	-	-	-	4,373
Balance-December 31, 2013	70,744	$206,593	$19,973	$500,141	(8,145)	$(59,243)	$667,464

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and six months ended December 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The consolidated results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2013 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

In conjunction with the acquisitions of Oclaro, Inc.’s (“Oclaro”) Switzerland-based semiconductor laser business on September 12, 2013, and Oclaro’s fiber amplifier and micro-optics business on November 1, 2013, the Company has established a new reporting segment “Active Optical Products” which reports the operating results of these two recently acquired businesses.

Note 2.	Discontinued Operation

During the three months ended December 31, 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product line.  This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Prior periods have been restated to present this product line on a discontinued operation basis.   The revenues and earnings (losses) of the tellurium product line have been reflected as a discontinued operation for the periods presented as follows: ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues	$697	$782	$1,849	$5,076
Earnings (loss) from discontinued operation before income taxes	131	(533)	133	(2,397)
Income tax benefit (expense)	-	(75)	-	-
Earnings from discontinued operation, net of taxes	$131	$(608)	$133	$(2,397)

Note 3.	Recent Accounting Pronouncements

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

Note 4.	Acquisitions

Oclaro’s Fiber Amplifier and Micro-Optics Business

In November 2013, the Company acquired certain assets of Oclaro used in the fiber amplifier and micro-optics business. The total consideration consisted of $88.6 million. At closing the Company paid $79.6 million in cash, a $4.0 million holdback by the Company for 14 months to address any post-closing adjustments or claims, with the remaining $5.0 million previously paid to Oclaro, Inc. on September 12, 2013. The Company operates the business under the name II-VI Network Solutions Division (“Network Solutions”) and includes it with II-VI Laser Enterprise, GmbH in the Company’s new operating segment, Active Optical Products. Network Solutions is a manufacturer of fiber amplifiers and micro-optics used in the optical communications market. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes. The purchase price of the Network Solutions acquisition is summarized as follows ($000):

Net cash paid at acquisition date	$79,600
Cash previously paid	5,000
Holdback amount recorded in Other liabilities	4,000
Purchase price	$88,600

The following table presents the preliminary allocation of the purchase price of the assets acquired at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Network Solutions during fiscal year 2014 ($000):

Assets
Inventories	$11,314
Property, plant & equipment	20,546
Intangible assets	28,795
Goodwill	27,945
Total assets acquired	$88,600

The goodwill of $27.9 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Network Solutions. All of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Network Solutions included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended December 31, 2013 was $13.2 million and $1.4 million, respectively.

Oclaro’s Switzerland-Based Semiconductor Laser Business

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro. used in the semiconductor laser business. The total consideration consisted of $90.6 million, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments. The Company operates the acquired business under the name Laser Enterprise and includes it in the Company’s new operating segment, Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and vertical cavity surface emitting lasers (VCSELS) for optical navigation, optical interconnects and optical sensing applications.

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

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Laser Enterprise during fiscal year 2014 ($000):

Assets
Inventories	$26,071
Prepaid and other assets	1,963
Deferred income taxes	2,371
Property, plant & equipment	28,068
Intangible assets	32,593
Goodwill	39,206
Total assets acquired	$130,272

Liabilities
Accounts payable	$2,214
Deferred income taxes	13,467
Accrued income taxes	2,714
Other accrued liabilities	13,276
Total liabilities assumed	$31,671
Net assets acquired	$98,601

The goodwill of Laser Enterprise of $39.2 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Laser Enterprise. None of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Laser Enterprise included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended December 31, 2013 was $20.2 million and $3.3 million, respectively, and was $25.0 million and $4.0 million, respectively, for the six months ended December 31, 2013.

In conjunction with the acquisitions of Network Solutions and Laser Enterprise, the Company expensed transactions costs of approximately $0.3 million and $3.7 million, net of tax, for the three and six months ended December 31, 2013, respectively.  These costs were recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three months ended December 31, 2013 and 2012 have been prepared as if the acquisitions of Network Solutions and Laser Enterprise had occurred on July 1, 2012, the beginning of the Company’s fiscal year 2013, which is the fiscal year prior to this acquisition. As a result, certain transaction related expenses of $0.3 million and $3.7 million (net of tax) for the three and six months periods were only included in the earliest periods presented below ($000 except per share data).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net revenues	$181,204	$170,457	$373,436	$343,804
Earnings from continuing operations attributable to II-VI Incorporated	10,912	10,032	25,493	16,272
Basic earnings per share from continuing operations attributable to II-VI Incorporated	0.17	0.16	0.41	0.26
Diluted earnings per share from continuing operations attributable to II-VI Incorporated	0.17	0.16	0.40	0.25

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred as described above, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 5.	Investment

The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at December 31, 2013 and June 30, 2013 was $11.6 million and $11.2 million, respectively. During the three months ended December 31, 2013 and 2012, the Company’s pro-rata share of earnings from this investment was $0.1 million and $0.2 million, respectively, and was $0.4 million and $0.6 million during the six months ended December 31, 2013 and 2012, respectively, and were recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 6.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2013	2013

Raw materials	$67,101	$59,290
Work in progress	58,637	43,895
Finished goods	51,398	38,674
	$177,136	$141,859

Note 7.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2013	2013

Land and land improvements	$2,381	$2,236
Buildings and improvements	96,532	87,189
Machinery and equipment	340,470	276,802
Construction in progress	11,834	10,831
	451,217	377,058
Less accumulated depreciation	(225,625)	(206,386)
	$225,592	$170,672

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Six Months Ended December 31, 2013
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Total

Balance-beginning of period	$9,677	$60,269	$30,712	$22,694	$-	$123,352
Goodwill acquired	-	-	-	-	67,151	67,151
Goodwill adjustment	-	-	-	(516)	-	(516)
Foreign currency translation	94	444	-	-	-	538
Balance-end of period	$9,771	$60,713	$30,712	$22,178	$67,151	$190,525

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

In connection with the acquisitions of Laser Enterprise in September 2013 and Network Solutions in November 2013, the Company recorded the excess purchase price over the net assets of the businesses acquired as goodwill in the accompanying Condensed Consolidated Balance Sheet, based on preliminary purchase price allocations.

During the six months ended December 31, 2013, the Company recorded an adjustment to goodwill of $0.5 million associated with the November 2012 acquisition of M Cubed Technologies, Inc (“M Cubed”). This adjustment related to a change in deferred income tax assets and was recorded in conjunction with the finalization and filing of the M Cubed final income tax return.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2013 and June 30, 2013 was as follows ($000):

	December 31, 2013			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Technology and Patents	$68,128	$(12,797)	$55,331	$39,659	$(10,455)	$29,204
Trademarks	17,902	(1,001)	16,901	17,855	(963)	16,892
Customer Lists	84,943	(15,494)	69,449	52,614	(12,189)	40,425
Other	2,532	(1,466)	1,066	1,580	(1,400)	180
Total	$173,505	$(30,758)	$142,747	$111,708	$(25,007)	$86,701

In conjunction with the acquisitions of Laser Enterprise and Network Solutions, the Company recorded $28.3 million of technology and patents, $32.1 million of customer lists and $1.0 million related to non-compete agreements. These intangibles assets were recorded based on the Company’s preliminary purchase price allocations which are expected to be finalized during fiscal year 2014.

Amortization expense recorded on the Company’s intangible assets was $3.4 million and $5.6 million, for the three and six months ended December 31, 2013 and was $1.3 million and $2.4 million for the three and six months ended December 31, 2012, respectively. The technology and patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 121 months. The customer lists are being amortized over a range of approximately 120 months to 192 months with a weighted average remaining life of approximately 122 months. The gross carrying amount of trademarks includes $16.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries as well as Photop and AOFR Pty. Ltd. (“Photop AOFR”).

At December 31, 2013, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2014	$7,038
2015	13,499
2016	13,432
2017	13,423
2018	12,947

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2013	2013
Line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	$185,000	$111,000
Term loan, interest at LIBOR, as defined, plus 1.25%	95,000	-
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	2,858	3,036
Total debt	282,858	114,036
Current portion of long-term debt	(20,000)	-
Long-term debt, less current portion	$262,858	$114,036

On September 10, 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2013, the Company was in compliance with all financial covenants under its Amended Credit Facility.

In conjunction with entering into the Amended Credit Facility, the Company incurred approximately $1.0 million of deferred financing costs which are being amortized over the term of the agreement. As a result of the overall increase in borrowing capacity, existing deferred financing costs at the time of the amendment of $0.5 million are also being amortized over the term of the Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2013 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2013, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $40.5 million and $29.8 million under its lines of credit as of December 31, 2013 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2013 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.5 million and $1.3 million, respectively.

The weighted average interest rate of total borrowings was 1.7% and 1.2% for the six months ended December 31, 2013 and 2012, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of December 31, 2013 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total

Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	2,858	-	22,858
Year 4	20,000	-	-	20,000
Year 5	15,000	-	185,000	200,000
Total	$95,000	$2,858	$185,000	$282,858

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate from continuing operations at December 31, 2013 and 2012 was 23.7% and 28.2%, respectively. The variations between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2013 and June 30, 2013, the Company’s gross unrecognized income tax benefit was $3.6 million and $3.3 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at December 31, 2013 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.6 million and $3.3 million of gross unrecognized income tax benefit at December 31, 2013 and June 30, 2013 was immaterial. Fiscal years 2010 to 2013 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2013 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2013 remain open to examination by certain foreign taxing jurisdictions.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares that were not included in the calculation were approximately 452,000 and 378,000, respectively, for the three and six months ended December 31, 2013, and 450,000 and 433,000, respectively, for the three and six months ended December 31, 2012, because they were anti-dilutive ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Earnings from continuing operations attributable to II-VI Incorporated	$7,438	$12,808	$17,130	$27,315
Earnings (loss) from discontinued operation	131	(608)	133	(2,397)
Net earnings attributable to II-VI Incorporated	$7,569	$12,200	$17,263	$24,918
Divided by:
Weighted average shares	62,563	62,580	62,471	62,683

Basic earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.12	$0.20	$0.27	$0.44
Discontinued operation	$-	$(0.01)	$-	$(0.04)
Consolidated	$0.12	$0.19	$0.28	$0.40

Earnings from continuing operations attributable to II-VI Incorporated	$7,438	$12,808	$17,130	$27,315
Earnings (loss) from discontinued operation	131	(608)	133	(2,397)
Net earnings attributable to II-VI Incorporated	$7,569	$12,200	$17,263	$24,918
Divided by:
Weighted average shares	62,563	62,580	62,471	62,683
Dilutive effect of common stock equivalents	1,372	1,442	1,470	1,427
Diluted weighted average common shares	63,935	64,022	63,941	64,110

Diluted earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.12	$0.20	$0.27	$0.43
Discontinued operation	$-	$(0.01)	$-	$(0.04)
Consolidated	$0.12	$0.19	$0.27	$0.39

Note 12.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. The Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

In conjunction with the acquisitions of Oclaro, Inc.’s Switzerland-based semiconductor laser business on September 12, 2013 and Network Solutions on November 1, 2013, the Company has established a new reporting segment “Active Optical Products” which reports the operating results of the Company’s recently acquired businesses.

The Company has five reportable segments as of December 31, 2013. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities unique to each segment. The Company has the following reportable segments at December 31, 2013: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologies, GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis, Inc. (“Photop Aeigs”) and Photop AOFR; (iii) Military & Materials, which consists of the Company’s LightWorks Optical Systems (formerly the Company’s EEO and LightWorks Optical Systems subsidiaries, “LWOS”), VLOC Incorporated (“VLOC”), Max Levy Autograph,

Inc. (“MLA”) and PRM; (iv) Advanced Products Group, which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”), M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for corporate research and development activities; and (v) Active Optical Products which consists of Laser Enterprise and Network Solutions.

During the three months ended December 31, 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product line.    This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

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

The Near-Infrared Optics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. The Near-Infrared Optics segment is directed by the Corporate Chief Operating Officer and is further divided into production and administrative units that are directed by managers. The Near-Infrared Optics segment manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications sold under the Photop brand name and manufactures tunable optical devices and couplers and combiners required for high speed optical networks sold under the Photop Aegis and Photop AOFR brand names, respectively.

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

The Advanced Products Group is located in the U.S., Vietnam, Japan, China and Germany and is directed by the Corporate Chief Operating Officer. In the Advanced Products Group segment, Marlow designs and manufactures thermoelectric cooling and power generation solutions for use in defense and space, optical communications, medical, consumer and industrial markets. M Cubed develops advanced ceramic materials and precision motion control products addressing the semiconductor, display, industrial and defense markets. WBG manufactures and markets single crystal silicon carbide substrates for use in solid-state lighting, wireless infrastructure, radio frequency (“RF”) electronics and power switching industries. WMG directs the corporate research and development initiatives.

The Active Optical Products segment is located in Switzerland, China, the U.S., Italy, Japan and the U.K. The Active Optical Products segment is directed by the Corporate Chief Operating Officer. Laser Enterprise manufactures high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the Laser Enterprise manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and VCSELS for optical navigation, optical interconnects and optical sensing applications. Network Solutions manufacturers optical amplifiers and micro-optics for both terrestrial and submarine applications within the optical communications market.

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2013
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Eliminations	Total
Revenues	$49,206	$35,857	$24,482	$28,834	$33,386	$-	$171,765
Inter-segment revenues	189	483	1,439	1,838	-	(3,949)	-
Segment earnings (loss)	7,847	2,530	3,469	2,520	(6,798)	-	9,568
Interest expense	-	-	-	-	-	-	(1,169)
Other income, net	-	-	-	-	-	-	1,125
Income taxes	-	-	-	-	-	-	(2,086)
Earnings from discontinued operation	-	-	-	-	-	-	131
Net earnings	-	-	-	-	-	-	7,569
Depreciation and amortization	2,212	4,137	2,086	2,512	3,450	-	14,397
Segment assets	255,688	309,594	126,355	177,167	247,357	-	1,116,161
Expenditures for property, plant and equipment	3,021	2,914	611	719	451	-	7,716
Investment	-	-	-	11,581	-	-	11,581
Goodwill	9,771	60,713	30,712	22,178	67,151	-	190,525

	Three Months Ended December 31, 2012
		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
Revenues	$45,410	$36,996	$20,578	$22,123	$-	$125,107
Inter-segment revenues	651	636	798	1,376	(3,461)	-
Segment earnings (loss)	10,532	5,141	(542)	337	-	15,468
Interest expense	-	-	-	-	-	(223)
Other income, net	-	-	-	-	-	4,551
Income taxes	-	-	-	-	-	(6,721)
Loss from discontinued operation	-	-	-	-	-	(608)
Net earnings	-	-	-	-	-	12,467
Depreciation and amortization	2,168	4,385	1,554	2,022	-	10,129
Expenditures for property, plant and equipment	1,448	2,558	660	2,566	-	7,232

	Six Months Ended December 31, 2013
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Eliminations	Total
Revenues	$101,807	$75,744	$50,754	$55,312	$38,168	$-	$321,785
Inter-segment revenues	463	768	3,310	3,358	-	(7,899)	-
Segment earnings (loss)	18,691	5,619	6,877	2,834	(10,982)	-	23,039
Interest expense	-	-	-	-	-	-	(1,652)
Other income, net	-	-	-	-	-	-	1,072
Income taxes	-	-	-	-	-	-	(5,329)
Earnings from discontinued operation	-	-	-	-	-	-	133
Net earnings	-	-	-	-	-	-	17,263
Depreciation and amortization	4,346	8,748	4,165	4,999	3,975	-	26,233
Expenditures for property, plant and equipment	4,912	5,442	1,739	1,550	646	-	14,289

	Six Months Ended December 31, 2012
		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
Revenues	$96,966	$77,642	$40,219	$38,278	$-	$253,105
Inter-segment revenues	1,151	968	2,338	2,560	(7,017)	-
Segment earnings (loss)	22,374	12,863	(826)	(485)	-	33,926
Interest expense	-	-	-	-	-	(259)
Other income, net	-	-	-	-	-	5,312
Income taxes	-	-	-	-	-	(10,983)
Loss from discontinued operation	-	-	-	-	-	(2,397)
Net earnings	-	-	-	-	-	25,599
Depreciation and amortization	4,232	8,672	3,007	3,256	-	19,167
Expenditures for property, plant and equipment	2,588	4,203	1,973	4,380	-	13,144

Note 13.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Stock Options and Cash-Based Stock Appreciation Rights	$1,416	$1,175	$3,376	$2,764

Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,095	1,035	2,609	2,096

Performance Share Awards and Cash-Based Performance Share Unit Awards	738	1,051	1,700	2,027

	$3,249	$3,261	$7,685	$6,887

Stock Options and Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. During the three months ended December 31, 2013 and 2012, the weighted average fair values of awards granted under the Plan were $6.40 and $8.19 per award, respectively, and $8.68 and $8.45, respectively, during the six months ended December 31, 2013 and 2012, using the following assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Risk-free interest rate	1.25%	0.95%	1.75%	0.94%
Expected volatility	46%	48%	47%	49%
Expected life of options	4.6 years	6.0 years	5.7 years	5.7 years
Dividend yield	None	None	None	None

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

Performance Share Awards and Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of December 31, 2013, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2013, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At December 31, 2013, the Company had a contingent earnout arrangement related to the acquisition of LightWorks recorded at fair value. The LightWorks earnout arrangement provides up to a maximum of $4.2 million of additional cash payments to the former shareholders based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013, which if earned, will be paid no later than March 2014. As of December 31, 2013, the Company has made total earnout payments of $2.2 million for the customer order portion of the earnout arrangement which was achieved at 100% during July of 2013. The Company has recorded the fair value of the remaining revenue earnout arrangement of $1.1 million in Other accrued liabilities in the Condensed Consolidated Balance Sheet. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by U.S. GAAP. The Company used the income approach in measuring the fair value of the earnout arrangement, which assumed a probability of 55% for the revenue earnout. The impact on fair value of discounting the revenue earnout arrangement was not significant as the earnout period ended on December 31, 2013 and is expected to be paid in March 2014. There were no fair value remeasurements recorded on the earnout arrangement during the three months ended December 31, 2013.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$301	$-	$301	$-

Liabilities:
Contingent earnout arrangement	$1,100	$-	$-	$1,100

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$23	$-	$23	$-
Contingent earnout arrangement	$3,300	$-	$-	$3,300

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2013	$3,300
Payments	(2,200)
Changes in fair value	-

Balance at December 31, 2013	$1,100

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $8.0 million and $4.7 million at December 31, 2013 and June 30, 2013, respectively. As of December 31, 2013, these forward contracts had expiration dates ranging from January 2014 through April 2014, with Japanese Yen denominations individually ranging from 180 million Yen to 220 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Prepaid and other current assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended December 31, 2013 and 2012 was insignificant.

Note 16.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of and for the six months ended December 31, 2013 ($000):

Six Months Ended
December 31, 2013
Balance-beginning of period	$1,661
Payments made during the period	(974)
Additional warranty liability recorded during the period	887
Warranty liability assumed through acquisitions	1,173
Balance-end of period	$2,747

Note 17.	Post-Retirement Benefits

In connection with the Company’s acquisition of Laser Enterprise, the Company assumed the existing pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary which included an $8.9 million unfunded pension liability recorded as part of the preliminary purchase price allocation of Laser Enterprise. This unfunded pension liability is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2013.   Net periodic pension costs associated with the Swiss Plan for the three and six months ended December 31, 2013 included the following ($000):

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2013	2013
Service cost	$835	$1,002
Interest cost	201	242
Expected return on plan assets	(331)	(397)
Net amortization	-	-

Net periodic pension costs	$705	$847

Since the date of acquisition of Laser Enterprise, the Company contributed $0.6 million to the Swiss Plan.  The Company currently anticipates contributing an estimated amount of approximately $1.0 million to the Swiss Plan during the remainder of fiscal year 2014.

Note 18.	Capital Lease

During the three months ended December 31, 2013, the Company's HIGHYAG subsidiary entered into a capital lease related to a building in Germany.   The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending:	Amount
2014 (remaining)	$631
2015	1,081
2016	1,081
2017	1,081
2018	1,081
Thereafter	13,430

Total minimum lease payments	18,385
Less amount representing interest	6,380

Present value of capitalized payments	12,005
Less: current portion	445

Long-term portion	$11,560

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2013.  The present value of the capitalized payments of $12.0 million was recorded in Property, plant & equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2013, with associated depreciation expense being recorded over the 17 year life of the lease.

Note 19.	Share Repurchase Program

In February 2014, the Company’s Board of Directors authorized the Company to purchase up to $20 million of its Common Stock. The share repurchase program (“the program”) called for shares to be purchased in the open market or in private transactions from time to time. The program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. There have been no shares repurchased under the program as of the date of the filing of this Form 10-Q.

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

In conjunction with the acquisitions of Laser Enterprise on September 12, 2013 and Network Solutions on November 1, 2013, the Company has established a new reporting segment “Active Optical Products” which reports the operating results of the Company’s newly acquired businesses.

During the quarter ended December 31, 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product line.  This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Information included in Management’s Discussion and Analyses has been adjusted to properly reflect the tellurium product as a discontinued operation for all periods presented.

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

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, warranty reserves, inventory valuation, valuation of long-lived assets including acquired intangibles and goodwill, accrual of bonus and profit sharing estimates, accrual of income tax liability estimates and accounting for share-based compensation. Management believes these estimates to be critical because they are both important to the portrayal of the Company’s financial condition and results of operations, and require management to make judgments and estimates about matters that are inherently uncertain.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2013 was $1.0 million and $2.7 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 3. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2013 and 2012, respectively:

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012
Bookings	$167.9		$126.0

		% of		% of
		Revenues		Revenues
Total Revenues	$171.8	100.0%	$125.1	100.0%
Cost of goods sold	118.4	68.9	77.8	62.2
Gross margin	53.4	31.1	47.3	37.8
Operating Expenses:
Internal research and development	11.4	6.6	5.6	4.5
Selling, general and administrative	32.5	18.9	26.2	20.9
Interest and other, net	-	-	(4.3)	(3.5)
Earnings before income tax	9.5	5.5	19.8	15.8
Income taxes	2.1	1.2	6.7	5.4
Earnings from Continuing Operations	7.4	4.3	13.1	10.5
Earnings (loss) from Discontinued Operation, net of income tax	0.1	-	(0.6)	(0.5)
Net Earnings	7.6	4.4	12.5	10.0
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-		0.3	0.2
Net earnings attributable to II-VI Incorporated	$7.6	4.4%	$12.2	9.8%

Earnings Attributable to II-VI Incorporated from Continuing Operations
Diluted Earnings Per Share:	$0.12		$0.20

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
Bookings	$310.5		$237.3

		% of		% of
		Revenues		Revenues
Total Revenues	$321.8	100.0%	$253.1	100.0%
Cost of goods sold	212.1	65.9	155.4	61.4
Gross margin	109.7	34.1	97.7	38.6
Operating Expenses:
Internal research and development	19.1	5.9	11.2	4.4
Selling, general and administrative	67.6	21.0	52.5	20.8
Interest and other, net	0.6	0.2	(5.1)	(2.0)
Earnings before income tax	22.5	7.0	39.0	15.4
Income taxes	5.3	1.7	11.0	4.3
Earnings from Continuing Operations	17.1	5.3	28.0	11.1
Earnings (loss) from Discontinued Operation, net of income tax	0.1	-	(2.4)	(0.9)
Net Earnings	$17.3	5.4	$25.6	10.1
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	-	0.7	0.3
Net earnings attributable to II-VI Incorporated	$17.3	5.4%	$24.9	9.8%

Earnings Attributable to II-VI Incorporated from Continuing Operations
Diluted Earnings Per Share:	$0.27		$0.43

Executive Summary

Earnings from continuing operations attributable to II-VI Incorporated for the three months ended December 31, 2013 were $7.6 million ($0.12 per-share diluted), compared to $12.2 million ($0.20 per-share diluted) for the same period last fiscal year. Earnings from continuing operations attributable to II-VI Incorporated for the six months ended December 31, 2013 were $17.3 million ($0.27 per-share diluted), compared to $24.9 million ($0.43 per-share diluted) for the same period last fiscal year.  During the three and six months ended December 31, 2013, the Company continued to make progress in integrating the two current year acquisitions of Laser Enterprise and Network Solutions, which are included in the newly formed Active Optical Products segment.  While these businesses have incurred segment operating losses during the three and six months ended December 31, 2013 of $6.8 million and $10.9 million, respectively, the Company expects improved financial performance in future periods as planned synergies are expected to be realized, while certain one-time purchase accounting charges related to acquired inventory recorded in the current periods will not recur.  Included in this segment’s operating results for the three and six months ended December 31, 2013 were transaction costs of $0.4 million and $3.9 million (pre-tax), respectively, as well as purchase accounting adjustments related to the fair market value of inventory of $3.7 million, and $4.0 million, respectively.  In addition, as a result of the increased borrowings used to finance these acquisitions, the Company experienced higher levels of interest expense during the three and six months ended December 31, 2013 of $1.0 million and $1.4 million, respectively, when compared to the same periods last fiscal year. The Near-Infrared Optics segment experienced reduced profitability during the current periods due to increased investment levels of internal research and development projects specific to the ongoing transition to higher-speed networks combined with lower gross margins on legacy products at Photop and Aegis due to pricing pressure from competition within China.  Within the Company’s Military & Materials segment, profitability of the military related businesses remained stable in spite of market uncertainty surrounding future spending on U.S. defense programs, while our PRM business unit benefited from operating under its restructured business model that focuses primarily on its rare earth element product line and its internal sourcing of selenium metal to the Infrared Optics business unit.  Within the Advanced Products Group segment, each business unit contributed to the increased profitability of the segment with the majority of the increase attributable to Marlow and M Cubed.  Marlow experienced higher gross margins as a result of a deeper concentration of product sales specific to the personal comfort market while M Cubed benefited from increased sales of component parts used in semiconductor applications.  In addition, the Company also benefited from a lower tax rate during the three and six months ended December 31, 2013 when compared to the same periods last fiscal year, mostly due to a shift in the mix of pre-tax income to lower taxing jurisdictions.

Consolidated

Bookings. Bookings for the three months ended December 31, 2013 increased 33% to $167.9 million, compared to $126.0 million for the same period last fiscal year. Bookings for the six months ended December 31, 2013 increased 31% to $310.5 million, compared to $237.3 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  The increase in bookings during the three and six months ended December 31, 2013 compared to the same periods last fiscal year is mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions as well as the incremental bookings from prior year acquisitions.  In addition, bookings levels at the Company’s Infrared Optics segment increased as a result of stronger demand from both European and Japanese customers as these countries economic conditions continue to improve.

Revenues. Revenues for the three months ended December 31, 2013 increased 37% to $171.8 million, compared to $125.1 million for the same period last fiscal year. Revenues for the six months ended December 31, 2013 increased 27% to $321.8 million, compared to $253.1 million for the same period last fiscal year.  The increase in revenues during the current three and six months ended December 31, 2013 compared to the same periods last fiscal year is mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions as well as the incremental revenues from prior year acquisitions.  In addition, revenues at the Company’s Infrared Optics segment increased as a result of higher shipment volumes to European customers addressing EUV lithography systems, higher shipments of laser optics to North American OEM’s for low power CO2 laser systems as well as higher shipment volumes at HIGHYAG for its one micron welding and cutting heads used in automotive manufacturing.

Gross margin. Gross margin for the three months ended December 31, 2013 was $53.4 million or 31.1% of total revenues, compared to $47.3 million or 37.8% of total revenues for the same period last fiscal year. Gross margin for the six months ended December 31, 2013 was $109.7 million or 34.1% of total revenues, compared to $97.7 million or 38.6% of total revenues for the same period last fiscal year.  The decreases in gross margin during the current three and six months ended December 31, 2013, compared to the same period last fiscal year were the result of purchase accounting fair market value inventory adjustments related to the acquisitions of Laser Enterprise and Network Solutions.  The adjustments were $3.7 million and $4.1 million, respectively, for the three and six months ended December 31, 2013.  Gross margin improvement at several business units including Marlow, PRM, Max Levy, WBG and M Cubed were outpaced by gross margin decreases at Photop due to price erosion on legacy products and Infrared Optics due to higher material cost and unfavorable absorption of manufacturing overhead costs.

Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2013 were $11.4 million, or 6.6% of revenues, compared to $5.6 million, or 4.5% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2013 were $19.1 million, or 5.9% of revenues, compared to $11.2 million, or 4.4% of revenues, for the same period last fiscal year.  The increase in research and development expense as a percentage of revenues is mostly due to increased research and development efforts at Photop and Aegis transitioning to the 100G product platform as well as higher levels of research and development from the current year acquisitions of Laser Enterprise and Network Solutions.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2013 were $32.5 million or 18.9% of revenues, compared to $26.2 million, or 20.9% of revenues for the same period last fiscal year.  The favorable change in selling, general and administrative expense from the prior fiscal year quarter is mostly due to decreases in corporate bonus expense caused by the unfavorable operating results as well as favorable operating leverage on the new acquisitions which require lower selling, general and administrative support. Selling, general and administrative expenses for the six months ended December 31, 2013 were $67.6 million or 21.0% of revenue consistent with the same period last fiscal year of $52.5 million, or 20.8% of revenues.

Interest and other, net. Interest and other, net for the three months ended December 31, 2013 was expense of less than $0.1 million compared to income of $4.3 million for the same period last year. Interest and other, net for the six months ended December 31, 2013 was expense of $0.6 million compared to income of $5.1 million for the same period last fiscal year. Included in interest and other, net for the three months ended December 31, 2013 were earnings from the Company’s equity investment in Fuxin, net interest expense on borrowings and excess cash reserves, unrealized gains on the deferred compensation plan and foreign currency losses.  The majority of the income included in the prior year periods was the result of a $4.4 million contractual settlement with a contract manufacturer related to the October 2011 Thailand flood.

Income taxes. The Company’s year-to-date effective income tax rate from continuing operations at December 31, 2013 was 23.7%, compared to an effective tax rate from continuing operations of 28.2% for the same period last fiscal year. The variation between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates. The lower year to date effective tax rate from continuing opertations was primarily the result of improved profitability in lower taxing jurisdictions such as the Philippines.

Discontinued Operation.  During the three months ended December 31, 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product line.    This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Financial information included in Management’s Discussion and Analyses has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and losses of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues	$0.7	$0.8	$1.8	$5.1
Earnings (loss) from discontinued operation before income taxes	0.1	(0.5)	0.1	(2.4)
Income tax benefit (expense)	-	(0.1)	-	-
Earnings (loss) from discontinued operation, net of taxes	$0.1	$(0.6)	$0.1	$(2.4)

Segment Reporting

Bookings, revenues and segment earnings from continuing operations for the Company’s reportable segments are discussed below. Segment earnings from continuing operations differs from income from continuing operations in that segment earnings from continuing operations exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings from continuing operations to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 12. Segment

Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of segment earnings from continuing operations to net earnings.

Infrared Optics (in millions)

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	December 31,		(Decrease)	December 31,		(Decrease)
	2013	2012		2013	2012
Bookings	$52.4	$44.6	18%	$99.8	$92.1	8%
Revenues	$49.2	$45.4	8%	$101.8	$97.0	5%
Segment earnings	$7.9	$10.6	(25)%	$18.7	$22.4	(17)%

Bookings for the three months ended December 31, 2013 for Infrared Optics increased 18% to $52.4 million, compared to $44.6 million for the same period last fiscal year.  Bookings for the six months ended December 31, 2013 for Infrared Optics increased 8% to $99.8 million, compared to $92.1 million for the same period last fiscal year.   The increases in bookings for the three and six months ended December 31, 2013 were mostly due to increased worldwide laser utilization caused by strengthening demand in the automotive and industrial markets worldwide.  Orders from European customers specific to diamond optics and other products used in EUV lithography systems increased from the same periods last fiscal year as the recession in Europe continues to subside as economic conditions improve.  In addition, increased orders from high-power and low-power OEM’s in Asia helped contribute to the higher bookings.  At HIGHYAG, continued growth in the one-micron market in the areas of laser welding, beam delivery and laser cutting has contributed to higher bookings levels when compared to the same periods last fiscal year.

Revenues for the three months ended December 31, 2013 for Infrared Optics increased 8% to $49.2 million, compared to revenues of $45.4 million for the same period last fiscal year. Revenues for the six months ended December 31, 2013 for Infrared Optics increased 5%, to $101.8 million, compared to revenues of $97.0 million for the same period last fiscal year.  The increases in revenues for the three and six months ended December 31, 2013 compared to the same periods last fiscal year were the result of increased shipment volumes of diamond optics and other component parts specific to EUV lithography systems in Europe as well as higher shipments of laser optics to North American OEM’s for low power CO2 laser systems.

Segment earnings for the three months ended December 31, 2013 for Infrared Optics decreased 25% to $7.9 million, compared to $10.6 million for the same period last fiscal year. Segment earnings for the six months ended December 31, 2013 for Infrared Optics decreased 17% to $18.7 million, compared to $22.4 million for the same period last fiscal year.  The decrease in segment earnings for three and six months ended December 31, 2013 compared to the same periods last fiscal year is mostly a result of decreased gross margin caused by higher material cost and unfavorable absorption of manufacturing overhead costs as well as higher levels of allocated corporate expenses including share-based compensation expense.

Near-Infrared Optics (in millions)

						%
	Three Months Ended		%	Six Months Ended		Increase
	December 31,		(Decrease)	December 31,		(Decrease)
	2013	2012		2013	2012
Bookings	$31.1	$35.7	(13)%	$71.9	$70.8	2%
Revenues	$35.8	$37.0	(3)%	$75.7	$77.6	(2)%
Segment earnings	$2.5	$5.2	(52)%	$5.6	$12.9	(57)%

Bookings for the three months ended December 31, 2013 for Near-Infrared Optics decreased 13% to $31.1 million, compared to $35.7 million for the same period last fiscal year.  The decrease in bookings for the three months ended December 31, 2013 compared to the same period last fiscal year was mostly due to the cancellation of orders from the Company’s newly acquired Network Solutions business that were previously considered external customer orders prior to the acquisition.  Bookings for the six months ended December 31, 2013 for Near-Infrared Optics were $71.9 million, consistent with the same period last fiscal year of $70.8 million.

Revenues for the three months ended December 31, 2013 for Near-Infrared Optics decreased 3% to $35.8 million, compared to $37.0 million for the same period last fiscal year. Revenues for the six months ended December 31, 2013 for Near-Infrared Optics decreased

2% to $75.7 million, compared to $77.6 million for the same period last fiscal year. While the December 2012 acquisition of Photop’s Advanced Coating Center provided incremental revenues for the three months ending December 31, 2013, the price erosion of Photop’s legacy products and those serving 40G applications for the telecommunications market resulted in reduced revenues when compared to the same periods last fiscal year.

Segment earnings for the three months ended December 31, 2013 for Near-Infrared Optics decreased 52% to $2.5 million, compared to $5.2 million for the same period last fiscal year. Segment earnings for the six months ended December 31, 2013 for Near-Infrared Optics decreased 57% to $5.6 million, compared to $12.9 million for the same period last fiscal year.  The decrease in segment earnings for the three and six months ended December 31, 2013 compared to the same periods last fiscal year were mostly due to an increased level of research and development investment at Photop and Aegis as well as a downward shift in gross margin.  Photop and Aegis continued its investment in researching and developing optical components, transceivers, modules and optical channel monitors that will support next generation high-speed networks.  Due to the ongoing transition prevalent in the optical communications and telecommunications markets from 40G technology to higher speed applications such as 100G technology, price reductions from customers have resulted in lower gross margins on legacy products, negatively impacting segment earnings.

Military & Materials (in millions)

			%
	Three Months Ended		Increase	Six Months Ended		%
	December 31,		(Decrease)	December 31,		Increase
	2013	2012		2013	2012
Bookings	$24.1	$26.3	(8)%	$45.0	$41.0	10%
Revenues	$24.5	$20.6	19%	$50.8	$40.2	26%
Segment earnings	$3.5	$(0.6)	683%	$6.9	$(0.8)	963%

The Company’s Military & Materials segment includes the combined operations of LWOS, VLOC, MLA and PRM.  During the three months ended December 31, 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product line.    This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Segment information for all periods presented has been adjusted to properly reflect the tellurium product line as a discontinued operation.

Bookings for the three months ended December 31, 2013 for Military & Materials decreased 8% to $24.1 million, compared to $26.3 million for the same period last fiscal year.  The decrease in bookings for the three months ended December 31, 2013 compared to the same period last fiscal year was mostly due to lower bookings at legacy military businesses due to delayed order placement from customers as a result of the uncertainty surrounding U.S. defense spending.  Somewhat offsetting these order shortfalls were bookings from the December 2012 acquisition of LightWorks.  Bookings for the six months ended December 31, 2013 for Military & Materials increased 10% to $45.0 million, compared to $41.0 million for the same period last fiscal year.  The increase in bookings for the six months ended December 31, 2013 compared to the same period last fiscal year was mostly due to the incremental bookings from LightWorks, somewhat offset by lower military orders at legacy businesses.

Revenues for the three months ended December 31, 2013 for Military & Materials increased 19% to $24.5 million, compared to $20.6 million for the same period last fiscal year. Revenues for the six months ended December 31, 2013 for Military & Materials increased 26% to $50.8 million, compared to $40.2 million for the same period last fiscal year.   The increases in revenues for the three and six months ended December 31, 2013 compared to the same periods last fiscal year were mostly due to the incremental revenues from the December 2012 acquisition of LightWorks.

Segment earnings (loss) for the three months ended December 31, 2013 for Military & Materials was segment earnings of $3.5 million, compared to a segment loss of $(0.6) million for the same period last fiscal year. Segment earnings (loss) for the six months ended December 31, 2013 for Military & Materials was segment earnings of $6.9 million, compared to a segment loss of $(0.8) million for the same period last fiscal year.  The increase in segment earnings for the three and six months ended December 31, 2013 compared to the same periods last fiscal year was primarily a result of increased profitability at PRM as a result of their restructured business model which primarily focuses on supplying a rare earth element product line.

Advanced Products Group (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2013	2012		2013	2012
Bookings	$29.7	$19.4	53%	$59.7	$33.4	79%
Revenues	$28.8	$22.1	30%	$55.3	$38.3	45%
Segment earnings (loss)	$2.5	$0.3	1,150%	$2.8	$(0.6)	567%

The Company’s Advanced Products Group includes the combined operations of Marlow, M Cubed, WBG and WMG.

Bookings for the three months ended December 31, 2013 for the Advanced Products Group increased 53% to $29.7 million, compared to $19.4 million for the same period last fiscal year. Bookings for the six months ended December 31, 2013 for the Advanced Products Group increased 79% to $59.7 million, compared to $33.4 million for the same period last fiscal year.  The increases in bookings for the three and six months ended December 31, 2013 compared to the same periods last fiscal year were primarily due to the November 2012 acquisition of M Cubed as well as a $4.0 million research and development contract received from the Department of Defense for the ongoing development of 150mm silicon carbide wafers at WBG.

Revenues for the three months ended December 31, 2013 for the Advanced Products Group increased 30% to $28.8 million, compared to $22.1 million for the same period last fiscal year. Revenues for the six months ended December 31, 2013 for the Advanced Products Group increased 45% to $55.3 million, compared to $38.3 million for the same period last fiscal year.  The increases in revenues for the three and six months ended December 31, 2013 compared to the same periods last fiscal year were primarily due to the November 2012 acquisition of M Cubed as well as increased shipment volumes at WBG of 100mm semi-insulating silicon carbide wafers used by Japanese OEMs to support the continued growth of 4G wireless stations in Asia.

Segment earnings for the three months ended December 31, 2013 were $2.5 million, compared to $0.3 million for the same period last fiscal year. Segment earnings for the six months ended December 31, 2013 were $2.8 million, compared to a segment loss of $(0.6) million for the same period last fiscal year. The increase in segment earnings for the three and six months ended December 31, 2013 compared to the same periods last fiscal year was largely driven by the increased revenues and profit contribution from M Cubed, as well as higher gross margins at Marlow caused by a shift in product mix from lower margin automotive related products to higher margin personal comfort products.

Active Optical Products

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro, Inc. used in the semiconductor laser business. The total consideration consisted of $90.6 million, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments. Oclaro, Inc. retained the accounts receivable which was valued at $14.7 million. The Company operates the business as Laser Enterprise and includes it in the Company’s new operating segment Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and VCSELS for optical navigation, optical interconnects and optical sensing applications.

In addition, in November 2013, the Company acquired certain assets of Oclaro, Inc. used in the fiber amplifier and micro-optics business. The total consideration consisted of $88.6 million. At closing the Company paid $79.6 million in cash, a $4.0 million holdback by the Company for 14 months to address any post-closing adjustments or claims, with the remaining $5.0 million previously paid to Oclaro, Inc. on September 12, 2013. The Company operates the business as Network Solutions and includes it in the Company’s new operating segment Active Optical Products.

The amount of bookings, revenues and segment loss of Active Optical Products for the three months ended December 31, 2013 was $30.6 million, $33.4 million and ($6.8) million, respectively, which included a full quarter of activity for Laser Enterprise and only two months of activity for Network Solutions based on its acquisition date of November 1, 2013.  The amount of bookings, revenues and segment loss of Active Optical Products for the six months ended December 31, 2013 was $34.1 million, $38.2 million and ($10.9) million, respectively.  During the three and six months ended December 31, 2013, the Company incurred approximately $0.4 million and $3.9 million, respectively, of transaction expenses associated with these acquisitions which are reflected as part of the Active Optical Products segment loss.  In addition, inventory adjustments related to purchase accounting of $3.7 million and $4.1 million for the three and six months ended December 31, 2013, respectively, negatively impacted segment earnings.

Liquidity and Capital Resources

Historically, our primary source of cash has been provided through operations. Other sources of cash include proceeds received from the exercises of stock options and long-term borrowings. Our historical uses of cash have been for capital expenditures, business acquisitions, payments of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows (in millions):

	Six Months Ended
	December 31,
	2013	2012

Net cash provided by operating activities	$55.9	$61.0
Net proceeds on long-term borrowings	169.0	112.0
Payment on earnout arrangement	(2.2)	-
Proceeds received on contractual settlement	-	2.4
Proceeds from exercises of stock options	2.8	1.6
Proceeds from the collection of note receivable	-	1.4
Purchases of businesses, net of cash acquired	(175.2)	(126.4)
Additions to property, plant and equipment	(14.3)	(13.2)
Payments of redeemable noncontrolling interest	(8.8)	(0.2)
Purchases of treasury shares	-	(10.8)
Other	0.1	0.1

Net cash provided by operating activities:

Cash provided by operating activities was $55.9 million for the six months ended December 31, 2013, compared to cash provided by operating activities of $61.0 million for the same period last fiscal year. The decrease in cash provided by operating activities is mostly due to lower levels of net earnings offset somewhat by higher levels of depreciation and amortization associated with newly acquired businesses.

Net cash used in investing activities:

Net cash used in investing activities was $189.5 million for the six months ended December 31, 2013, compared to net cash used of $135.7 million for the same period last fiscal year. The majority of net cash used in investing activities during the six months ended December 31, 2013 was the result of the $90.6 million net cash paid for the acquisition of Laser Enterprise as well as a $84.6 million net cash paid for the acquisition of Network Solutions.  This compares to $126.4 million of cash paid during the six months ended December 31, 2012 to acquire M Cubed, Photop’s Advanced Coating Center and LightWorks.

Net cash provided by financing activities:

Net cash provided by financing activities for the six months ended December 31, 2013 was $159.5 million compared to net cash provided by financing activities of $102.3 million for the same period last fiscal year. The change in net cash provided by financing activities is primarily due to additional borrowings used to finance the Company’s acquisitions of Laser Enterprise and Network Solutions, offset somewhat by a $2.2 million earnout payment to the former owners of LightWorks and an $8.8 million payment made to acquire the remaining ownership of HIGHYAG.

On September 10, 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan, shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2013, the Company was in compliance with all financial covenants.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2013 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2013, the Company was in compliance with all financial covenants.

The Company had aggregate availability of $40.5 million and $29.8 million under its lines of credit as of December 31, 2013 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2013 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.6 million and $1.3 million, respectively.

The weighted average interest rate of total borrowings was 1.7% and 1.2%, for the six months ended December 31, 2013 and 2012, respectively.

In February 2014, the Company’s Board of Directors authorized the Company to purchase up to $20 million of its Common Stock. The share repurchase program (“the program”) called for shares to be purchased in the open market or in private transactions from time to time. The program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. There have been no shares repurchased under the program as of the date of the filing of this Form 10-Q.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ( in millions):

	December 31,	June 30,
	2013	2013

Cash and cash equivalents	$212.7	$185.4
Available borrowing capacity	40.5	29.8
Total debt obligation	282.9	114.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and internal and external growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2013 and June 30, 2013, the Company held approximately $157.1 million and $144 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2013.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$282,858	$20,000	$42,858	$220,000	$-
Interest payments(1)	24,517	5,322	9,443	6,349	3,403
Capital lease obligation	12,005	481	965	1,075	9,484
Operating lease obligations(2)	52,091	12,113	14,736	5,756	19,486
Purchase obligations(3)(4)	17,786	6,084	11,095	607	-
Other long-term liabilities reflected on the registrant's balance sheet	-	-	-	-	-
Total	$389,257	$44,000	$79,097	$233,787	$32,373
(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2013 and relates to both the Amended Credit Facility and its capital lease obligation.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligation extends through years 2039 and 2056.
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

(4)

Includes $12.0 million of holdback payments associated with the acquisitions of Laser Enterprise and Network Solutions, and $1.1 million of a contingent earnout liability associated with the acquisition of LightWorks.

The $3.6 million gross unrecognized income tax benefit at December 31, 2013 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.8 million to an increase of $0.9 million for the three months ended December 31, 2013. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.5 million to an increase of $1.9 million for the six months ended December 31, 2013.

For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., PRM, AOFR, Laser Enterprise and Network Solutions, the functional currency is the U.S. dollar. Gains and losses on the remeasurement of the local currency financial statements are included in net earnings.

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

Interest Rate Risks

As of December 31, 2013, the total borrowings of $282.9 million were from a line of credit of $2.9 million denominated in Japanese Yen, borrowings under a term loan of $95.0 million denominated in U.S. dollars and a line of credit borrowing of $185.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.6 million and $1.0 million for the three and six months ended December 31, 2013.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended December 31, 2013:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs (a)	Program
October 1, 2013 to October 31, 2013	-	$-	-	$-
November 1, 2013 to November 30, 2013	3,308 (a)	$15.85	-	$-
December 1, 2013 to December 31, 2013	1,760 (a)	$15.62	-	$-

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

II-VI INCORPORATED
(Registrant)

Date: February 7, 2014	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: February 7, 2014	By:	/s/ Craig A. Creaturo
Craig A. Creaturo
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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