Form 10-Q
period 2014-03-31
II-VI INC
filed 2014-05-12
CIK 820318

that

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

At May 2, 2014, 61,939,724 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$185,691	$185,433
Accounts receivable - less allowance for doubtful accounts of $1,147 at March 31, 2014 and $1,479 at June 30, 2013	126,228	107,173
Inventories	174,607	141,859
Deferred income taxes	9,192	10,794
Prepaid and refundable income taxes	4,456	4,543
Prepaid and other current assets	15,535	11,342
Total Current Assets	515,709	461,144
Property, plant & equipment, net	211,733	170,672
Goodwill	198,864	123,352
Other intangible assets, net	141,263	86,701
Investment	11,409	11,203
Deferred income taxes	1,995	2,696
Other assets	9,091	8,034
Total Assets	$1,090,064	$863,802

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$-
Accounts payable	47,885	23,617
Accrued compensation and benefits	29,789	28,315
Accrued income taxes payable	2,741	7,697
Deferred income taxes	147	110
Other accrued liabilities	34,527	34,695
Total Current Liabilities	135,089	94,434
Long-term debt	242,907	114,036
Deferred income taxes	10,790	4,095
Other liabilities	36,037	15,129
Total Liabilities	424,823	227,694
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 70,827,878 shares at March 31, 2014; 70,223,286 shares at June 30, 2013	209,970	194,284
Accumulated other comprehensive income	17,850	15,600
Retained earnings	508,672	482,878
	736,492	692,762
Treasury stock, at cost, 8,896,984 shares at March 31, 2014 and 8,011,733 shares at June 30, 2013	(71,251)	(56,654)
Total Shareholders' Equity	665,241	636,108
Total Liabilities and Shareholders' Equity	$1,090,064	$863,802

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Domestic	$54,424	$65,176
International	119,131	78,764
Total Revenues	173,555	143,940

Costs, Expenses and Other Expense (Income)
Cost of goods sold	118,865	92,986
Internal research and development	12,099	5,781
Selling, general and administrative	33,848	27,004
Interest expense	1,412	449
Other expense (income), net	(1,694)	(1,401)
Total Costs, Expenses and Other Expense (Income)	164,530	124,819

Earnings from Continuing Operations Before Income Taxes	9,025	19,121

Income Taxes	494	2,861

Earnings from Continuing Operations	8,531	16,260

Loss from Discontinued Operation, net of income tax	-	(166)

Net Earnings	8,531	16,094
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	225
Net Earnings Attributable to II-VI Incorporated	$8,531	$15,869

Earnings (loss) Attributable to II-VI Incorporated: Basic Earnings (loss) Per Share:
Continuing Operations	$0.14	$0.26
Discontinued Operation	$-	$(0.00)
Consolidated	$0.14	$0.26

Earnings (loss) Attributable to II-VI Incorporated: Diluted Earnings (loss) Per Share:
Continuing Operations	$0.13	$0.25
Discontinued Operation	$-	$(0.00)
Consolidated	$0.13	$0.25

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended March 31,
	2014	2013
Revenues
Domestic	$178,683	$168,938
International	316,657	228,107
Total Revenues	495,340	397,045

Costs, Expenses and Other Expense (Income)
Cost of goods sold	330,945	248,424
Internal research and development	31,201	16,992
Selling, general and administrative	101,412	79,534
Interest expense	3,064	708
Other expense (income), net	(2,766)	(6,713)
Total Costs, Expenses and Other Expense (Income)	463,856	338,945

Earnings from Continuing Operations Before Income Taxes	31,484	58,100

Income Taxes	5,823	13,844

Earnings from Continuing Operations	25,661	44,256

Earnings (loss) from Discontinued Operation, net of income tax	133	(2,563)

Net Earnings	$25,794	$41,693
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	906
Net Earnings Attributable to II-VI Incorporated	$25,794	$40,787

Earnings (loss) Attributable to II-VI Incorporated: Basic Earnings (loss) Per Share:
Continuing Operations	$0.41	$0.69
Discontinued Operation	$0.00	$(0.04)
Consolidated	$0.41	$0.65

Earnings (loss) Attributable to II-VI Incorporated: Diluted Earnings (loss) Per Share:
Continuing Operations	$0.40	$0.68
Discontinued Operation	$0.00	$(0.04)
Consolidated	$0.40	$0.64

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net earnings	$8,531	$16,094	$25,794	$41,693
Other comprehensive income:
Foreign currency translation adjustments	(2,123)	(1,622)	2,250	1,500
Comprehensive income	$6,408	$14,472	$28,044	$43,193

Net earnings attributable to redeemable noncontrolling interest	$-	$225	$-	$906
Other comprehensive income (loss) attributable to redeemable noncontrolling interest:
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	-	(138)	-	(354)
Comprehensive income attributable to redeemable noncontrolling interest	$-	$87	$-	$552
Comprehensive income attributable to II-VI Incorporated	$6,408	$14,385	$28,044	$42,641

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net earnings	$25,794	$41,693
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operation, net of tax	(133)	2,563
Depreciation	31,191	25,331
Amortization	8,234	4,561
Share-based compensation expense	9,732	9,232
Loss on foreign currency remeasurements and transactions	380	672
Earnings from equity investment	(517)	(822)
Deferred income taxes	(1,814)	2,306
Excess tax benefits from share-based compensation expense	(522)	(678)
Increase (decrease) in cash from changes in:
Accounts receivable	(17,719)	9,306
Inventories	3,886	(7,387)
Accounts payable	21,943	(7,697)
Income taxes	(7,810)	565
Other operating net assets	(5,237)	(11,690)
Net cash provided by operating activities:
Continuing Operations	67,408	67,955
Discontinued Operation	1,197	164
Net cash provided by operating activities	68,605	68,119
Cash Flows from Investing Activities
Additions to property, plant & equipment	(20,767)	(17,430)
Purchases of businesses, net of cash acquired	(177,676)	(126,165)
Proceeds received on contractual settlement from Thailand flood	-	2,436
Other investing activities	226	1,452
Net cash used in investing activities:
Continuing Operations	(198,217)	(139,707)
Discontinued Operation	-	(68)
Net cash used in investing activities	(198,217)	(139,775)
Cash Flows from Financing Activities
Proceeds from borrowings	183,000	113,000
Payments on borrowings	(34,000)	(4,000)
Payment on earnout arrangement	(2,200)	-
Payments of redeemable noncontrolling interest	(8,789)	(284)
Proceeds from exercises of stock options	3,613	3,836
Purchases of treasury stock	(10,957)	(19,978)
Other financing activities	(1,375)	(19)
Net cash provided by financing activities	129,292	92,555
Effect of exchange rate changes on cash and cash equivalents	578	(249)
Net increase in cash and cash equivalents	258	20,650
Cash and Cash Equivalents at Beginning of Period	185,433	134,944
Cash and Cash Equivalents at End of Period	$185,691	$155,594
Cash paid for interest	$2,883	$631
Cash paid for income taxes	$12,545	$10,040
Non cash transactions:
Purchase of business - holdback amount recorded in other accrued liabilities	$10,000	$-
Capital lease obligation incurred on facility lease	$11,857	$-
Purchase of business utilizing earnout arrangement recorded in other liabilities	$-	$3,400

- See notes to condensed consolidated financial statements.

 II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance-June 30, 2013	70,223	$194,284	$15,600	$482,878	(8,012)	$(56,654)	$636,108
Shares issued under share-based compensation plans	605	3,623	-	-	-	-	3,623
Minimum tax withholding requirements	-	-	-	-	(42)	(799)	(799)
Share-based compensation expense	-	9,732	-	-	-	-	9,732
Net earnings	-	-	-	25,794	-	-	25,794
Purchases of treasury stock	-	-	-	-	(750)	(11,989)	(11,989)
Treasury stock under deferred compensation arrangements	-	1,809	-	-	(93)	(1,809)	-
Excess tax benefits from share-based compensation expense	-	522	-	-	-	-	522
Foreign currency translation adjustments	-	-	2,250	-	-	-	2,250
Balance-March 31, 2014	70,828	$209,970	$17,850	$508,672	(8,897)	$(71,251)	$665,241

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and nine months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The consolidated results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2013 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

In conjunction with the acquisitions of Oclaro, Inc.’s (“Oclaro”) fiber amplifier and micro-optics business on November 1, 2013, and, Oclaro’s Switzerland-based semiconductor laser business on September 12, 2013, the Company has established a new reporting segment “Active Optical Products” which reports the operating results of these two recently acquired businesses.

Note 2.	Discontinued Operation

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) and was included as part of the Military & Materials segment.   Prior periods have been restated to present this product line on a discontinued operation basis.   The revenues and earnings (losses) of the tellurium product line have been reflected as a discontinued operation for the periods presented as follows: ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues	$-	$1,230	$1,849	$6,306
Earnings (loss) from discontinued operation before income taxes	-	(166)	133	(2,563)
Income tax benefit (expense)	-	-	-	-
Earnings (loss) from discontinued operation, net of taxes	$-	$(166)	$133	$(2,563)

Note 3.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014 with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update is effective prospectively for fiscal years beginning after December 15, 2013 and will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an ASU related to a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The update clarifies the applicable guidance under current U.S. GAAP for the release of the cumulative translation adjustment upon a reporting entity’s de-recognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The update requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. This update is effective prospectively for fiscal years beginning after December 15, 2013 and will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an ASU related to disclosure requirements of reclassifications out of accumulated other comprehensive income. The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This update was effective for the Company beginning in the first quarter of fiscal year 2014 and did not have a significant impact on the Company’s consolidated financial statements.

Note 4.	Acquisitions

Oclaro’s Fiber Amplifier and Micro-Optics Business

In November 2013, the Company acquired certain assets of Oclaro used in the fiber amplifier and micro-optics business. The Company operates the business under the name Network Solutions and includes it with II-VI Laser Enterprise, GmbH (“Laser Enterprise”) in the Company’s new operating segment, Active Optical Products. Network Solutions is a manufacturer of fiber amplifiers and micro-optics used in the optical communications market. At closing, the Company paid $79.6 million in cash, plus a $4.0 million holdback amount for 14 months to address any post-closing adjustments or claims, and $5.0 million that was previously paid to Oclaro on September 12, 2013. The purchase price of the Network Solutions acquisition is summarized as follows ($000):

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

Assets
Inventories	$11,314
Property, plant & equipment	9,700
Intangible assets	32,900
Goodwill	34,686
Total assets acquired	$88,600

The goodwill of $34.7 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Network Solutions. All of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Network Solutions included in the Company’s Condensed Consolidated Statement of Earnings were $19.4 million and $0.5 million, respectively, for the three months ended March 31, 2014 and were $32.6 million and $2.3 million, respectively, for the nine months ended March 31, 2014.

Oclaro’s Switzerland-Based Semiconductor Laser Business

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro used in the semiconductor laser business. The Company operates the acquired business under the name Laser Enterprise and includes it in the Company’s new operating segment, Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and vertical cavity surface emitting lasers (VCSELS) for optical navigation, optical interconnects and optical sensing applications.  At closing, the Company paid $90.6 million of cash, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments.  During the three months ended March 2014, the Company paid an additional $2.5 million for a working capital adjustment in accordance with the purchase agreement. The purchase price of the Laser Enterprise acquisition is summarized as follows ($000):

Net cash paid at acquisition date	$90,601
Additional cash paid for working capital adjustment	2,475
Holdback amount recorded in Other accrued liabilities	6,000
Purchase price	$99,076

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

Assets
Inventories	$26,071
Prepaid and other assets	1,035
Deferred income taxes	2,376
Property, plant & equipment	30,200
Intangible assets	29,800
Goodwill	41,105
Total assets acquired	$130,587

Liabilities
Accounts payable	$2,214
Deferred income taxes	13,290
Accrued income taxes	2,714
Other accrued liabilities	13,293
Total liabilities assumed	$31,511
Net assets acquired	$99,076

The goodwill of Laser Enterprise of $41.1 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Laser Enterprise. None of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Laser Enterprise included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 was $18.1 million and $5.0 million, respectively, and was $43.1 million and $12.3 million, respectively, for the nine months ended March 31, 2014.

In conjunction with the acquisitions of Network Solutions and Laser Enterprise, the Company expensed transactions costs of approximately $3.7 million, net of tax of $0.2 million, during the nine months ended March 31, 2014.  None of these costs were recorded during the three months ended March 31, 2014.  These costs were recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2014 and 2013 have been prepared as if the acquisitions of Network Solutions and Laser Enterprise had occurred on July 1, 2012, the beginning of the Company’s fiscal year 2013, which is the fiscal year prior to the acquisitions. As a result, certain transaction related expenses of $3.7 million (net of tax) for the nine month period were only included in the earliest period presented below ($000 except per share data).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net revenues	$173,555	$189,471	$546,991	$489,527
Earnings from continuing operations attributable to II-VI Incorporated	8,531	14,166	34,377	31,095
Basic earnings per share from continuing operations attributable to II-VI Incorporated	0.14	0.23	0.55	0.50
Diluted earnings per share from continuing operations attributable to II-VI Incorporated	0.13	0.22	0.54	0.49

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred as described above, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 5.	Investment

The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2014 and June 30, 2013 was $11.4 million and $11.2 million, respectively. During the three months ended March 31, 2014 and 2013, the Company’s pro-rata share of earnings from this investment was $0.1 million and $0.2 million, respectively, and was $0.5 million and $0.8 million during the nine months ended March 31, 2014 and 2013, respectively, and were recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 6.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2014	2013

Raw materials	$76,254	$59,290
Work in progress	57,344	43,895
Finished goods	41,009	38,674
	$174,607	$141,859

Note 7.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2014	2013

Land and land improvements	$2,381	$2,236
Buildings and improvements	96,404	87,189
Machinery and equipment	331,181	276,802
Construction in progress	14,579	10,831
	444,545	377,058
Less accumulated depreciation	(232,812)	(206,386)
	$211,733	$170,672

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows ($000):

	Nine Months Ended March 31, 2014
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Total

Balance-beginning of period	$9,677	$60,269	$30,712	$22,694	$-	$123,352
Goodwill acquired	-	-	-	-	75,791	75,791
Goodwill adjustment	-	-	-	(516)	-	(516)
Foreign currency translation	94	143	-	-	-	237
Balance-end of period	$9,771	$60,412	$30,712	$22,178	$75,791	$198,864

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

During the nine months ended March 31, 2014, the Company recorded an adjustment to goodwill of $0.5 million associated with the November 2012 acquisition of M Cubed Technologies, Inc (“M Cubed”). This adjustment related to a change in deferred income tax assets and was recorded in conjunction with the finalization and filing of the M Cubed final income tax return.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2014 and June 30, 2013 was as follows ($000):

	March 31, 2014			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Technology and Patents	$50,506	$(13,393)	$37,113	$39,659	$(10,455)	$29,204
Trademarks	17,870	(1,018)	16,852	17,855	(963)	16,892
Customer Lists	104,661	(17,521)	87,140	52,614	(12,189)	40,425
Other	1,588	(1,430)	158	1,580	(1,400)	180
Total	$174,625	$(33,362)	$141,263	$111,708	$(25,007)	$86,701

In conjunction with the acquisitions of Laser Enterprise and Network Solutions, the Company recorded $10.8 million of technology and patents and $51.9 million of customer lists. These intangible assets were recorded based on the Company’s preliminary purchase price allocations which are expected to be finalized during fiscal year 2014.

Amortization expense recorded on the Company’s intangible assets was $2.6 million and $8.2 million, respectively, for the three and nine months ended March 31, 2014 and was $2.2 million and $4.6 million, respectively, for the three and nine months ended March 31, 2013. The technology and patents are being amortized over a range of 120 to 240 months with a weighted average remaining life of approximately 120 months. The customer lists are being amortized over a range of approximately 120 months to 192 months with a weighted average remaining life of approximately 153 months. The gross carrying amount of trademarks includes $16.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries as well as Photop Technologies, Inc. (“Photop”) and Photop AOFR Pty. Ltd. (“Photop AOFR”).

At March 31, 2014, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2014	$3,096
2015	11,806
2016	11,739
2017	11,729
2018	11,254

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2014	2013
Line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	$170,000	$111,000
Term loan, interest at LIBOR, as defined, plus 1.25%	90,000	-
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	2,907	3,036
Total debt	262,907	114,036
Current portion of long-term debt	(20,000)	-
Long-term debt, less current portion	$242,907	$114,036

In September 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2014, the Company was in compliance with all financial covenants under its Amended Credit Facility.

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

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2014 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $55.4 million and $29.8 million under its lines of credit as of March 31, 2014 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2014 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.5 million and $1.3 million, respectively.

The weighted average interest rate of total borrowings was 1.7% and 1.2% for the nine months ended March 31, 2014 and 2013, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of March 31, 2014 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	2,907	-	22,907
Year 4	20,000	-	-	20,000
Year 5	10,000	-	170,000	180,000
Total	$90,000	$2,907	$170,000	$262,907

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate from continuing operations at March 31, 2014 and 2013 was 18.5% and 23.8%, respectively. The variations between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. In addition, the Company recorded $1.4 million of tax benefits during the three months ended March 31, 2014, as a result of statute of limitation expirations on previously filed income tax returns and higher income tax credits from qualifying research and development investment. A change in the mix of pre-tax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2014 and June 30, 2013, the Company’s gross unrecognized income tax benefit was $3.0 million and $3.3 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at March 31, 2014 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.0 million and $3.3 million of gross unrecognized income tax benefit at March 31, 2014 and June 30, 2013 was immaterial. Fiscal years 2011 to 2013 remain open to examination by the United States Internal Revenue Service, fiscal years 2008 to 2013 remain open to examination by certain state jurisdictions, and fiscal years 2005 to 2013 remain open to examination by certain foreign taxing jurisdictions.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares that were not included in the calculation were approximately 542,000 and 433,000, respectively, for the three and nine months ended March 31, 2014, and 410,000 and 429,000, respectively, for the three and nine months ended March 31, 2013, because they were anti-dilutive ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Earnings from continuing operations attributable to II-VI Incorporated	$8,531	$16,035	$25,661	$43,350
Earnings (loss) from discontinued operation	-	(166)	133	(2,563)
Net earnings attributable to II-VI Incorporated	$8,531	$15,869	$25,794	$40,787
Divided by:
Weighted average shares	62,355	62,130	62,426	62,482

Basic earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.14	$0.26	$0.41	$0.69
Discontinued operation	$-	$(0.00)	$-	$(0.04)
Consolidated	$0.14	$0.26	$0.41	$0.65

Earnings from continuing operations attributable to II-VI Incorporated	$8,531	$16,035	$25,661	$43,350
Earnings (loss) from discontinued operation	-	(166)	133	(2,563)
Net earnings attributable to II-VI Incorporated	$8,531	$15,869	$25,794	$40,787
Divided by:
Weighted average shares	62,355	62,130	62,426	62,482
Dilutive effect of common stock equivalents	1,391	1,594	1,444	1,483
Diluted weighted average common shares	63,746	63,724	63,870	63,965

Diluted earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.13	$0.25	$0.40	$0.68
Discontinued operation	$-	$(0.00)	$-	$(0.04)
Consolidated	$0.13	$0.25	$0.40	$0.64

Note 12.	Segment Reporting

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

The Company has five reportable segments as of March 31, 2014. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities unique to each segment. The Company has the following reportable segments at March 31, 2014: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologies, GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis, Inc. (“Photop Aeigs”) and Photop AOFR; (iii) Military & Materials, which consists of the Company’s LightWorks Optical Systems (formerly the Company’s EEO and LightWorks Optical Systems subsidiaries, “LWOS”), VLOC Incorporated (“VLOC”), Max Levy Autograph, Inc. (“MLA”) and PRM; (iv) Advanced Products Group, which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”),

M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for corporate research and development activities; and (v) Active Optical Products which consists of Laser Enterprise and Network Solutions.

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.    This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

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

The Military & Materials segment is located in the U.S. and the Philippines. The Military & Materials segment is directed by the Corporate Chief Operating Officer, while each geographic location is directed by a general manager. The Military & Materials segment is further divided into production and administrative units that are directed by managers. The Military & Materials segment designs, manufactures and markets ultra-violet to infrared optical components and high-precision optical assemblies for military, medical and commercial laser and imaging applications under the LWOS and VLOC brand names and manufactures and markets micro-fine conductive mesh patterns for optical, mechanical, and ceramic components for applications under the MLA brand name. The segment also refines selenium metals for internal consumption and a rare earth element under the PRM brand name.

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

The Active Optical Products segment is located in Switzerland, China, the U.S., Italy, Japan, Thailand, Hong Kong and the U.K. The Active Optical Products segment is directed by the Corporate Chief Operating Officer. Laser Enterprise manufactures high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, Laser Enterprise manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and VCSELS for optical navigation, optical interconnects and optical sensing applications. Network Solutions manufactures optical amplifiers and micro-optics for both terrestrial and submarine applications within the optical communications market.

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2014
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Eliminations	Total
Revenues	$50,259	$33,554	$22,228	$29,961	$37,553	$-	$173,555
Inter-segment revenues	306	812	1,941	1,490	-	(4,549)	-
Segment earnings (loss)	10,008	2,107	1,342	3,197	(7,911)	-	8,743
Interest expense	-	-	-	-	-	-	(1,412)
Other income, net	-	-	-	-	-	-	1,694
Income taxes	-	-	-	-	-	-	(494)
Earnings from discontinued operation	-	-	-	-	-	-	-
Net earnings	-	-	-	-	-	-	8,531
Depreciation and amortization	2,281	4,026	1,940	2,462	2,483	-	13,192
Segment assets	232,658	303,284	119,438	178,543	256,141	-	1,090,064
Expenditures for property, plant and equipment	2,352	954	1,265	1,336	571	-	6,478
Investment	-	-	-	11,409	-	-	11,409
Goodwill	9,771	60,412	30,712	22,178	75,791	-	198,864

	Three Months Ended March 31, 2013
		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
Revenues	$52,886	$35,821	$27,639	$27,594	$-	$143,940
Inter-segment revenues	730	(289)	695	1,303	(2,439)	-
Segment earnings (loss)	13,969	3,774	(384)	810	-	18,169
Interest expense	-	-	-	-	-	(449)
Other income, net	-	-	-	-	-	1,401
Income taxes	-	-	-	-	-	(2,861)
Loss from discontinued operation	-	-	-	-	-	(166)
Net earnings	-	-	-	-	-	16,094
Depreciation and amortization	2,032	4,228	1,984	2,481	-	10,725
Expenditures for property, plant and equipment	823	1,981	455	1,027	-	4,286

	Nine Months Ended March 31, 2014
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Eliminations	Total
Revenues	$152,066	$109,298	$72,982	$85,273	$75,721		$495,340
Inter-segment revenues	769	1,580	5,251	4,848	-	(12,448)	-
Segment earnings (loss)	28,699	7,726	8,219	6,031	(18,893)	-	31,782
Interest expense	-	-	-	-	-	-	(3,064)
Other income, net	-	-	-	-	-	-	2,766
Income taxes	-	-	-	-	-	-	(5,823)
Earnings from discontinued operation	-	-	-	-	-	-	133
Net earnings	-	-	-	-	-	-	25,794
Depreciation and amortization	6,627	12,774	6,105	7,461	6,458	-	39,425
Expenditures for property, plant and equipment	7,264	6,396	3,004	2,886	1,217	-	20,767

	Nine Months Ended March 31, 2013
		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
Revenues	$149,852	$113,463	$67,858	$65,872	$-	$397,045
Inter-segment revenues	1,881	679	3,033	3,863	(9,456)	-
Segment earnings (loss)	36,343	16,637	(1,210)	325	-	52,095
Interest expense	-	-	-	-	-	(708)
Other income, net	-	-	-	-	-	6,713
Income taxes	-	-	-	-	-	(13,844)
Loss from discontinued operation	-	-	-	-	-	(2,563)
Net earnings	-	-	-	-	-	41,693
Depreciation and amortization	6,264	12,900	4,991	5,737	-	29,892
Expenditures for property, plant and equipment	3,411	6,184	2,428	5,407	-	17,430

Note 13.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders of the Company. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share units awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Stock Options and Cash-Based Stock Appreciation Rights	$1,190	$1,152	$4,566	$3,916

Restricted Share Awards and Cash-Based Restricted Share Unit Awards	930	1,144	3,539	3,240

Performance Share Awards and Cash-Based Performance Share Unit Awards	785	555	2,485	2,582

	$2,905	$2,851	$10,590	$9,738

Stock Options and Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. The weighted-average fair value of awards granted under the Plan were $6.63 and $8.57 per award, respectively, during the three and nine months ended March 31, 2014 and were $7.84 and $8.44 per award, respectively, during the three and nine months ended March 31, 2013, using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Risk-free interest rate	1.82%	1.10%	1.75%	0.94%
Expected volatility	46%	48%	47%	49%
Expected life of options	5.5 years	4.7 years	5.7 years	5.7 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk-free interest rate shown above is the weighted average rate for all awards granted during each respective period. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no current intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 16%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

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

Performance Share Awards and Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of March 31, 2014, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2014, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. At March 31, 2014, the Company had a contingent earnout arrangement related to the acquisition of LightWorks recorded at fair value. The LightWorks earnout arrangement provided up to a maximum of $4.2 million of additional cash payments to the former shareholders based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013. As of March 31, 2014, the Company has made total earnout payments of $2.2 million for the customer order portion of the earnout arrangement which was achieved at 100%. The Company has recorded the fair value of the remaining revenue earnout arrangement of $0.8 million in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by U.S. GAAP. The Company used the income approach in measuring the fair value of the earnout arrangement, estimating a probability of 40% for the revenue earnout. The impact on fair value of discounting the revenue earnout arrangement was not significant as the earnout period ended on December 31, 2013 and is expected to be paid no later than June 30, 2014. Included in Other expense (income), net for the three and nine months ended March 31, 2014 is a $0.3 million unrealized gain due to a fair value remeasurement that reduced the revenue earnout liability.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at March 31, 2014 Using:
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$48	$-	$48	$-
Contingent earnout arrangement	$800	$-	$-	$800

Fair Value Measurements at June 30, 2013 Using:
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$23	$-	$23	$-
Contingent earnout arrangement	$3,300	$-	$-	$3,300

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2013	$3,300
Payments	(2,200)
Changes in fair value	(300)

Balance at March 31, 2014	$800

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $7.5 million and $4.7 million at March 31, 2014 and June 30, 2013, respectively. As of March 31, 2014, these forward contracts had expiration dates ranging from April 2014 through June 2014, with Japanese Yen denominations individually ranging from 220 million Yen to 300 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three and nine months ended March 31, 2014 and 2013 was insignificant.

Note 16.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets, as of and for the nine months ended March 31, 2014 ($000):

Nine Months Ended
March 31, 2014
Balance-beginning of period	$1,661
Payments made during the period	(1,263)
Additional warranty liability recorded during the period	1,668
Warranty liability assumed through acquisition	1,173
Balance-end of period	$3,239

Note 17.	Post-Retirement Benefits

In connection with the Company’s acquisition of Laser Enterprise, the Company assumed the existing pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary which included an $8.9 million unfunded pension liability recorded as part of the preliminary purchase price allocation of Laser Enterprise. This unfunded pension liability is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at March 31, 2014.   Net periodic pension costs associated with the Swiss Plan for the three and nine months ended March 31, 2014 included the following ($000):

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2014	2014
Service cost	$835	$1,837
Interest cost	201	443
Expected return on plan assets	(331)	(728)
Net amortization	-	-

Net periodic pension costs	$705	$1,552

Since the acquisition of Laser Enterprise, the Company has contributed $1.1 million to the Swiss Plan.  The Company currently anticipates contributing an additional estimated amount of approximately $0.5 million to the Swiss Plan during the remainder of fiscal year 2014.

Note 18.	Capital Lease

In December 2013, the Company's HIGHYAG subsidiary entered into a capital lease related to a building in Germany.   The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending:	Amount
2014 (remaining)	$270
2015	1,081
2016	1,081
2017	1,081
2018	1,081
Thereafter	13,426

Total minimum lease payments	18,020
Less amount representing interest	6,163

Present value of capitalized payments	11,857
Less: current portion	451

Long-term portion	$11,406

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2014.  The present value of the capitalized payments of $11.9 million was recorded in Property, plant & equipment, net, in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2014, with associated depreciation expense being recorded over the 17 year life of the lease.

Note 19.	Share Repurchase Program

In February 2014, the Company’s Board of Directors authorized the Company to purchase up to $20 million of its Common Stock. The share repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  As of March 31, 2014, the Company has purchased 750,000 shares of its common stock pursuant to the Program for approximately $12.0 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis, contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

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

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Information included in Management’s Discussion and Analysis has been adjusted to properly reflect the tellurium product as a discontinued operation for all periods presented.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when the Company has persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customers at the time of shipment in most cases with the exception of certain customers, for whom title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have any significant post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered the requirements under U.S. GAAP.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2014 were $1.1 million and $3.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 3. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Bookings	$187.5		$138.6

		% of		% of
		Revenues		Revenues
Total Revenues	$173.6	100.0%	$143.9	100.0%
Cost of goods sold	118.9	68.5	93.0	64.6
Gross margin	54.7	31.5	51.0	35.4
Operating Expenses:
Internal research and development	12.1	7.0	5.8	4.0
Selling, general and administrative	33.8	19.5	27.0	18.8
Interest and other, net	(0.3)	(0.2)	(1.0)	(0.7)
Earnings before income tax	9.0	5.2	19.1	13.3
Income taxes	0.5	0.3	2.9	2.0
Earnings from Continuing Operations	8.5	4.9	16.3	11.3
Loss from Discontinued Operation, net of income tax	-	-	(0.2)	(0.1)
Net Earnings	8.5	4.9	16.1	11.2
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	-	0.2	0.2
Net earnings attributable to II-VI Incorporated	$8.5	4.9%	$15.9	11.0%

Earnings Attributable to II-VI Incorporated from Continuing Operations
Diluted Earnings Per Share:	$0.13		$0.25

	Nine Months Ended		Nine Months Ended
	March 31, 2014		March 31, 2013
Bookings	$498.0		$375.9

		% of		% of
		Revenues		Revenues
Total Revenues	$495.3	100.0%	$397.0	100.0%
Cost of goods sold	330.9	66.8	248.4	62.6
Gross margin	164.4	33.2	148.6	37.4
Operating Expenses:
Internal research and development	31.2	6.3	17.0	4.3
Selling, general and administrative	101.4	20.5	79.5	20.0
Interest and other, net	0.3	0.1	(6.0)	(1.5)
Earnings before income tax	31.5	6.4	58.1	14.6
Income taxes	5.8	1.2	13.8	3.5
Earnings from Continuing Operations	25.7	5.2	44.3	11.1
Earnings (loss) from Discontinued Operation, net of income tax	0.1	-	(2.6)	(0.6)
Net Earnings	$25.8	5.2	$41.7	10.5
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	-	0.9	0.2
Net earnings attributable to II-VI Incorporated	$25.8	5.2%	$40.8	10.3%

Earnings Attributable to II-VI Incorporated from Continuing Operations
Diluted Earnings Per Share:	$0.40		$0.68

Executive Summary

Earnings from continuing operations attributable to II-VI Incorporated for the three months ended March 31, 2014 were $8.5 million ($0.13 per-share diluted), compared to $15.9 million ($0.25 per-share diluted) for the same period last fiscal year. Earnings from continuing operations attributable to II-VI Incorporated for the nine months ended March 31, 2014 were $25.8 million ($0.40 per-share diluted), compared to $40.8 million ($0.68 per-share diluted) for the same period last fiscal year.  During the three months ended March 31, 2014, the Company recorded total restructuring charges of $2.3 million (after-tax), mostly driven by the Company’s effort to align the cost structure of the Laser Enterprise and Network Solutions acquisitions that occurred in fiscal 2014 with current and future revenue and bookings levels.  Although these businesses have incurred segment operating losses during the three and nine months ended March 31, 2014 of $8.0 million and $18.9 million, respectively, planned synergies and cost saving actions have been implemented to strengthen the financial performance of these businesses in the future.  Included in this segment’s operating results for the nine months ended March 31, 2014 were transaction costs of $3.9 million, as well as purchase accounting adjustments related to the fair market value of inventory of $4.1 million.  In addition, as a result of the increased borrowings used to finance these acquisitions, the Company experienced higher levels of interest expense during the three and nine months ended March 31, 2014 of $1.0 million and $2.4 million, respectively, when compared to the same periods last fiscal year.

Consolidated

Bookings. Bookings for the three months ended March 31, 2014 increased 35.3% to $187.5 million, compared to $138.6 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2014 increased 32.5% to $498.0 million, compared to $375.9 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  The increase in bookings during the three and nine months ended March 31, 2014 compared to the same periods last fiscal year is mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions as well as the incremental bookings from prior year acquisitions.  In addition, increased demand at the majority of the Company’s legacy business units for II-VI products serving the industrial and optical communication markets also helped contribute to the higher levels of bookings when compared to the three and nine months ended March 31, 2013.

Revenues. Revenues for the three months ended March 31, 2014 increased 20.6% to $173.6 million, compared to $143.9 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2014 increased 24.8% to $495.3 million, compared to $397.0 million for the same period last fiscal year.  The increase in revenues during the current three and nine months ended March 31, 2014 compared to the same periods last fiscal year is mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions as well as the incremental revenues from prior year acquisitions.

Gross margin. Gross margin for the three months ended March 31, 2014 was $54.7 million or 31.5% of total revenues, compared to $51.0 million or 35.4% of total revenues for the same period last fiscal year.  The decrease in gross margin during the three months ended March 31, 2014 compared to the same period last fiscal year was the result of current year restructuring charges of $2.2 million (pre-tax) related to inventory write-offs at VLOC as well as severance costs at Laser Enterprise and Network Solutions.  Exclusive of the restructuring charges, the operating gross margin profile of the two acquisitions that occurred in fiscal 2014 has put downward pressure on gross margin during fiscal year 2014 as the Company continues to align the operating costs of the new businesses with its existing and prospective revenue profile.  Gross margin for the nine months ended March 31, 2014 was $164.4 million or 33.2% of total revenues, compared to $148.6 million or 37.4% of total revenues for the same period last fiscal year.  The decrease in gross margin during the nine months ended March 31, 2014 compared to the same period last fiscal year were the result of current year purchase accounting fair market value inventory adjustments related to the acquisitions of Laser Enterprise and Network Solutions of $4.1 million.  As discussed above, restructuring charges at VLOC, Laser Enterprise and Network Solutions as well as operating performance of Laser Enterprise and Network Solutions, also contributed to the lower gross margin levels.  While consolidated gross margin was negatively impacted by the current year acquisitions and restructuring, the Company experienced gross margin improvements at several business units during the three and nine months ended March 31, 2014, including Marlow, PRM, WBG and M Cubed.

Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2014 were $12.1 million, or 7.0% of revenues, compared to $5.8 million, or 4.0% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2014 were $31.2 million, or 6.3% of revenues, compared to $17.0 million, or 4.3% of revenues, for the same period last fiscal year.  The increase in research and development expense as a percentage of revenues is due to increased research and development efforts within the Near Infrared Optics segment as Photop continues to invest in the development of optical component parts that support higher speed optical communication and data networks around the world.  In addition, the current year acquisitions of Laser Enterprise and Network Solutions invest in higher levels of research and development activity supporting ongoing product development of laser components, micro-optics and amplifiers.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2014 were $33.8 million or 19.5% of revenues, compared to $27.0 million, or 18.8% of revenues for the same period last fiscal year.  The unfavorable change in selling, general and administrative expense from the prior fiscal year quarter is mostly due to restructuring charges of $0.6 million recorded in conjunction with the Company’s acquisitions of Laser Enterprise and Network Solutions. Selling, general and administrative expenses for the nine months ended March 31, 2014 were $101.4 million or 20.5% of revenue compared to $79.5 million, or 20.0% of revenues for the same period last fiscal year.  As a percentage of revenues, selling, general and administrative expenses were consistent with the prior year nine month period.

Interest and other, net. Interest and other, net for the three months ended March 31, 2014 was income of $0.3 million compared to income of $1.0 million for the same period last year. Interest and other, net for the nine months ended March 31, 2014 was expense of $0.3 million compared to income of $6.0 million for the same period last fiscal year. Included in interest and other, net for the three and nine months ended March 31, 2014 were earnings from the Company’s equity investment in Fuxin, interest expense on borrowings, interest income on excess cash reserves, unrealized gains on the Company sponsored deferred compensation plan and foreign currency gains and losses.  The majority of the income included in the nine months ended March 31, 2013 was the result of a $4.4 million contractual settlement with a contract manufacturer related to the October 2011 Thailand flood, offset somewhat by foreign currency losses.

Income taxes. The Company’s year-to-date effective income tax rate from continuing operations at March 31, 2014 was 18.5%, compared to an effective tax rate from continuing operations of 23.8% for the same period last fiscal year. The variation between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates. The lower year to date effective tax rate from continuing operations was primarily the result of improved profitability in lower taxing jurisdictions such as the Philippines as well as reduced profitability at the Company’s newly acquired businesses of Laser Enterprise and Network Solutions.  In addition, the Company recorded $1.4 million of tax benefits during the three months ended March 31, 2014, as a result of statute of limitation expirations on previously filed income tax returns and higher income tax credits from qualifying research and development investment.

Discontinued operation.  During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and earnings (losses) of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues	$-	$1.2	$1.8	$6.3
Earnings (loss) from discontinued operation before income taxes	-	(0.2)	0.1	(2.6)
Income tax benefit (expense)	-	-	-	-
Earnings (loss) from discontinued operation, net of taxes	$-	$(0.2)	$0.1	$(2.6)

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

Infrared Optics (in millions)

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	March 31,		(Decrease)	March 31,		(Decrease)
	2014	2013		2014	2013
Bookings	$56.4	$51.2	10%	$156.2	$143.3	9%
Revenues	$50.3	$52.8	(5)%	$152.1	$149.8	2%
Segment earnings	$10.0	$14.0	(29)%	$28.7	$36.4	(21)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the three months ended March 31, 2014 for Infrared Optics increased 10% to $56.4 million, compared to $51.2 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2014 for Infrared Optics increased 9% to $156.2 million, compared to $143.3 million for the same period last fiscal year.   The increase in bookings for the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was due to higher order levels from European customers specific to diamond windows and other products used in Extreme Ultra-Violet (“EUV”) lithography systems. At HIGHYAG, continued growth in the one-micron laser market drove stronger order patterns for fiber beam delivery systems and laser processing heads used in the automotive manufacturing industry.

Revenues for the three months ended March 31, 2014 for Infrared Optics decreased 5% to $50.3 million, compared to revenues of $52.8 million for the same period last fiscal year.  The decrease in revenues for the three months ended March 31, 2014 compared to the same period last fiscal year was due to shipment delays at HIGHYAG caused by their recent relocation to a new manufacturing facility, which resulted in unanticipated delays in manufacturing throughput.  Revenues for the nine months ended March 31, 2014 for Infrared Optics increased 2% to $152.1 million, compared to revenues of $149.8 million for the same period last fiscal year.  The increase in revenues for the nine months ended March 31, 2014 compared to the same period last fiscal year was the result of increased shipment volumes in Europe of replacement optics for CO2 laser systems as well as diamond windows and other component parts used in EUV lithography systems.  This increase in revenues was somewhat offset by the shipment delays at HIGHYAG as noted above.

Segment earnings for the three months ended March 31, 2014 for Infrared Optics decreased 29% to $10.0 million, compared to $14.0 million for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2014 for Infrared Optics decreased 21% to $28.7 million, compared to $36.4 million for the same period last fiscal year.  The decrease in segment earnings for each of the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was the result of lower gross margin caused by higher material cost and unfavorable absorption of manufacturing overhead costs as well as higher levels of allocated corporate expenses including share-based compensation expense.

Near-Infrared Optics (in millions)

The Company’s Near-Infrared Optics segment includes the combined operations of Photop, Photop Aegis and PhotopAOFR.

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	March 31,		(Decrease)	March 31,		(Decrease)
	2014	2013		2014	2013
Bookings	$34.8	$32.8	6%	$106.7	$103.6	3%
Revenues	$33.6	$35.9	(6)%	$109.3	$113.5	(4)%
Segment earnings	$2.1	$3.7	(43)%	$7.7	$16.6	(54)%

Bookings for the three months ended March 31, 2014 for Near-Infrared Optics increased 6% to $34.8 million, compared to $32.8 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2014 for Near-Infrared Optics increased 3% to $106.7 million, compared to $103.6 million for the same period last fiscal year.    The increase in bookings for the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was due to increased orders for commercial and display optics used in the data communications market.

Revenues for the three months ended March 31, 2014 for Near-Infrared Optics decreased 6% to $33.6 million, compared to $35.9 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2014 for Near-Infrared Optics decreased 4% to $109.3 million, compared to $113.5 million for the same period last fiscal year. The decrease in revenues for the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was due to price erosion for legacy products serving 10G and 40G applications in the optical communications market.  In addition, certain product shipments to our recently acquired Network Solutions are now being classified as intercompany revenues subsequent to the November 2013 acquisition date.

Segment earnings for the three months ended March 31, 2014 for Near-Infrared Optics decreased 43% to $2.1 million, compared to $3.7 million for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2014 for Near-Infrared Optics decreased 54% to $7.7 million, compared to $16.6 million for the same period last fiscal year.  The decrease in segment earnings for each of the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was mostly due to a downward shift in gross margin as the technology shift to higher speed networks in the optical communications industry has resulted in price erosion on shipments of legacy products.  In addition, operating expenses increased when compared to the prior year periods primarily due to increased compensation costs in China.

Military & Materials (in millions)

			%
	Three Months Ended		Increase	Nine Months Ended		%
	March 31,		(Decrease)	March 31,		Increase
	2014	2013		2014	2013
Bookings	$25.0	$20.3	23%	$70.0	$61.3	14%
Revenues	$22.2	$27.7	(20)%	$73.0	$67.9	8%
Segment earnings (loss)	$1.4	$(0.4)	475%	$8.3	$(1.2)	800%

The Company’s Military & Materials segment includes the combined operations of LWOS, VLOC, MLA and PRM.  During December of 2013, the Company completed the discontinuance of PRM’s tellurium product line by exiting all business activities associated with this product.  Segment information for all periods presented has been adjusted to properly reflect the tellurium product line as a discontinued operation.

Bookings for the three months ended March 31, 2014 for Military & Materials increased 23% to $25.0 million, compared to $20.3 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2014 for Military & Materials increased 14% to $70.0 million, compared to $61.3 million for the same period last fiscal year.  The increase in bookings for each of the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was due to higher levels of bookings at PRM for its rare earth element product as well as increased bookings at LWOS due to the timing of receipt of certain military orders and incremental bookings from the December 2012 acquisition of LightWorks.

Revenues for the three months ended March 31, 2014 for Military & Materials decreased 20% to $22.2 million, compared to $27.7 million for the same period last fiscal year.  The decrease in revenues for the three months ended March 31, 2014 compared to the same period last fiscal year was the result of lower shipment volumes of military related products as a result of the lower overall defense spending and funding constraints specific to U.S. military programs. Revenues for the nine months ended March 31, 2014 for Military & Materials increased 8% to $73.0 million, compared to $67.9 million for the same period last fiscal year.   The increases in revenues for the nine months ended March 31, 2014 compared to the same period last fiscal year was primarily due to the incremental revenues from the December 2012 acquisition of LightWorks.

Segment earnings (loss) for the three months ended March 31, 2014 for Military & Materials was segment earnings of $1.4 million, compared to a segment loss of $(0.4) million for the same period last fiscal year. Segment earnings (loss) for the nine months ended March 31, 2014 for Military & Materials was segment earnings of $8.3 million, compared to a segment loss of $(1.2) million for the same period last fiscal year.  The increase in segment earnings for each of the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was a result of increased profitability at PRM as a result of their restructured business model which primarily focuses on supplying a rare earth element product line.  In addition, incremental revenues from the December 2012 acquisition of LightWorks carry higher gross margin profiles which also contributed to the increased profitability of the segment.

Advanced Products Group (in millions)

			%
	Three Months Ended		Increase	Nine Months Ended		%
	March 31,		(Decrease)	March 31,		Increase
	2014	2013		2014	2013
Bookings	$32.2	$34.3	(6)%	$91.9	$67.7	36%
Revenues	$30.0	$27.6	9%	$85.3	$65.9	29%
Segment earnings	$3.2	$0.9	256%	$6.0	$0.3	1,900%

The Company’s Advanced Products Group includes the combined operations of Marlow, M Cubed, WBG and WMG.

Bookings for the three months ended March 31, 2014 for the Advanced Products Group decreased 6% to $32.2 million, compared to $34.3 million for the same period last fiscal year. The decrease in bookings for the three months ended March 31, 2014 compared to the same period last fiscal year was attributable to reduced order volume for the personal comfort bedding products, as the prior year quarter received an initial large production order for this new product.  Somewhat offsetting this decrease was strong order placement from Japanese OEMs specific to WBG’s 150mm silicon carbide wafers used in commercial applications in the wireless infrastructure and power device markets as well as increased demand at M Cubed for semiconductor component parts used in chip processing.  Bookings for the nine months ended March 31, 2014 for the Advanced Products Group increased 36% to $91.9 million, compared to $67.7 million for the same period last fiscal year.  The increase in bookings for the nine months ended March 31, 2014 compared to the same period last fiscal year was due to the November 2012 acquisition of M Cubed, a $4.0 million research and development contract received from the Department of Defense for the ongoing development of 150mm silicon carbide wafers at WBG as well as an increase in overall demand for 150mm wafers in the U.S., Asia and Europe.

Revenues for the three months ended March 31, 2014 for the Advanced Products Group increased 9% to $30.0 million, compared to $27.6 million for the same period last fiscal year.  The increase in revenues for the three months ended March 31, 2014 compared to the same period last fiscal year was due to higher shipments at M Cubed of semiconductor component parts and sub-assemblies supporting the continued growth in the consumer market surrounding mobile devices.  In addition, strong product sales at WBG specific to 100mm and 150mm semi-insulating silicon carbide wafers used by Japanese OEMs to support the continued growth of 4G wireless stations in Asia also contributed to the overall increase in revenues.  Revenues for the nine months ended March 31, 2014 for the Advanced Products Group increased 29% to $85.3 million, compared to $65.9 million for the same period last fiscal year.  The increase in revenues for the nine months ended March 31, 2014 compared to the same period last fiscal year was primarily due to the November 2012 acquisition of M Cubed as well as increased revenues at WBG driven by strong demand for its semi-insulating silicon carbide wafers.

Segment earnings for the three months ended March 31, 2014 were $3.2 million, compared to $0.9 million for the same period last fiscal year. Segment earnings for the nine months ended March 31, 2014 were $6.0 million, compared to $0.3 million for the same period last fiscal year. The increase in segment earnings for the three and nine months ended March 31, 2014 compared to the same periods last fiscal year was largely driven by the increased revenues and profit contribution from M Cubed, increased revenues at WBG and higher gross margin at Marlow caused by a shift in product mix from lower margin automotive related products to higher margin personal comfort products.

Active Optical Products

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro, Inc. used in the semiconductor laser business. The Company operates the acquired business as Laser Enterprise and has included it in the Company’s new operating segment Active Optical Products. In addition, in November 2013, the Company acquired certain assets of Oclaro, Inc. used in the fiber amplifier and micro-optics business. The Company operates the acquired business as Network Solutions and has included it in the Company’s new operating segment Active Optical Products.

The amount of bookings, revenues and segment loss of Active Optical Products for the three months ended March 31, 2014 was $39.1 million, $37.5 million and ($8.0) million, respectively.  The amount of bookings, revenues and segment loss of Active Optical Products for the nine months ended March 31, 2014 was $73.2 million, $75.7 million and ($18.9) million, respectively.  During the three months ended March 31, 2014, segment earnings were negatively impacted by $2.0 million of severance costs associated with restructuring efforts at Laser Enterprise and Network Solutions as well as lower than expected operating performance.  During the nine months ended March 31, 2014, segment earnings were negatively impacted by $3.9 million of transaction expenses associated with these acquisitions as well as fair market value inventory adjustments of $4.1 million.

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

	Nine Months Ended
	March 31,
	2014	2013

Net cash provided by operating activities	$68.6	$68.1
Net proceeds on long-term borrowings	149.0	109.0
Payment on earnout arrangement	(2.2)	-
Proceeds received on contractual settlement	-	2.4
Proceeds from exercises of stock options	3.6	3.8
Proceeds from the collection of note receivable	-	1.5
Purchases of businesses, net of cash acquired	(177.7)	(126.2)
Additions to property, plant and equipment	(20.8)	(17.4)
Payments of redeemable noncontrolling interest	(8.8)	(0.3)
Purchases of treasury shares	(11.0)	(20.0)
Other	(0.4)	(0.3)

Net cash provided by operating activities:

Cash provided by operating activities was $68.6 million for the nine months ended March 31, 2014, compared to cash provided by operating activities of $68.1 million for the same period last fiscal year. The slight increase in cash provided by operating activities was mostly due to lower levels of net earnings more than offset by favorable overall working capital changes, specifically in the areas of inventory and accounts payable.

Net cash used in investing activities:

Net cash used in investing activities was $198.2 million for the nine months ended March 31, 2014, compared to net cash used of $139.8 million for the same period last fiscal year. The majority of net cash used in investing activities during the nine months ended Mach 31, 2014 was the result of the $93.1 million net cash paid for the acquisition of Laser Enterprise as well as the $84.6 million net cash paid for the acquisition of Network Solutions.  This compares to $126.2 million of net cash paid during the nine months ended March 31, 2013 for the acquisitions M Cubed, Photop’s Advanced Coating Center and LightWorks.  In addition, during the nine months ended March 31, 2014, the Company paid $20.8 million for capital expenditures, increasing its investment from the same period last fiscal year in an effort to support revenue growth and capacity expansion.

Net cash provided by financing activities:

Net cash provided by financing activities for the nine months ended March 31, 2014 was $129.3 million compared to net cash provided by financing activities of $92.6 million for the same period last fiscal year. The change in net cash provided by financing activities was primarily due to additional borrowings used to finance the Company’s acquisitions of Laser Enterprise and Network Solutions, offset somewhat by a $2.2 million earnout payment to the former owners of LightWorks and an $8.8 million payment made to acquire the remaining ownership of HIGHYAG.  In addition, the Company used cash to purchased $11.0 million of treasury stock during the nine months ended March 31, 2014, compared to $20.0 million during the same period last fiscal year.

In September 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2014, the Company was in compliance with all financial covenants under its Amended Credit Facility.

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

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2014 and June 30, 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $55.4 million and $29.8 million under its lines of credit as of March 31, 2014 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2014 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.5 million and $1.3 million, respectively.

The weighted average interest rate of total borrowings was 1.7% and 1.2%, for the nine months ended March 31, 2014 and 2013, respectively.

In February 2014, the Company’s Board of Directors authorized the Company to purchase up to $20 million of its Common Stock. The share repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2014, the Company has purchased 750,000 shares of its common stock pursuant to the Program for approximately $12.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2014	2013

Cash and cash equivalents	$185.7	$185.4
Available borrowing capacity	55.4	29.8
Total debt obligation	262.9	114.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2014 and June 30, 2013, the Company held approximately $140 million and $144 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2014.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$262,907	$20,000	$42,907	$200,000	$-
Interest payments(1)	23,780	5,183	9,210	6,113	3,274
Capital lease obligation	11,857	451	978	1,090	9,338
Operating lease obligations(2)	54,695	11,954	16,281	7,473	18,987
Purchase obligations(3)(4)	22,354	19,417	2,131	806	-
Other long-term liabilities reflected on the registrant's balance sheet	-	-	-	-	-
Total	$375,593	$57,005	$71,507	$215,482	$31,599

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2014 and relates to both the Amended Credit Facility and its capital lease obligation.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056.
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

(4)

Includes $10.0 million of holdback payments associated with the acquisitions of Laser Enterprise and Network Solutions, and $0.8 million of a contingent earnout liability associated with the acquisition of LightWorks.

The $3.0 million gross unrecognized income tax benefit at March 31, 2014 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

Changes in the foreign currency exchange rates used by the Company had an immaterial impact on the results of operations for all periods presented.

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

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $0.9 million to an increase of $1.0 million for the three months ended March 31, 2014. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $2.4 million to an increase of $2.9 million for the nine months ended March 31, 2014.

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

Interest Rate Risks

As of March 31, 2014, the Company’s total borrowings of $262.9 million were from a line of credit of $2.9 million denominated in Japanese Yen, borrowings under a term loan of $90 million denominated in U.S. dollars and a line of credit borrowing of $170 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.7 million and $1.6 million for the three and nine months ended March 31, 2014, respectively.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended March 31, 2014:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs (a)	Program
January 1, 2014 to January 31, 2014	-	$-	-	$20,000,000
February 1, 2014 to February 28, 2014	508,283 (a)	$16.02	508,100	$11,860,238
March 1, 2014 to March 31, 2014	241,900	$15.91	241,900	$8,011,609

(a)

Includes 183 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Employment Agreement by and between II-VI Incorporated and Mary Jane Raymond	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: May 12, 2014	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01	Employment Agreement by and between II-VI Incorporated and Mary Jane Raymond.	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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