Form 10-K
period 2014-06-30
II-VI INC
filed 2014-08-28
CIK 820318

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2013, was approximately $940,573,000 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 20, 2014, was 61,425,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2014 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (including certain information incorporated herein by reference) contains forward-looking statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “believes,” “estimates” or similar expressions. Forward-looking statements address, among other things, our expectations, our growth strategies, our efforts to increase bookings, sales and revenues, projections of our future profitability, results of operations, capital expenditures, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs or our actions, plans or strategies.

The forward-looking statements in this Annual Report on Form 10-K involve risks and uncertainties, which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements herein or in previous disclosures. II-VI Incorporated believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that these expectations, beliefs or projections will actually occur or prove to be correct. Actual results could materially differ from such statements.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management:

•	Our ability to successfully integrate and capitalize on newly acquired businesses,
•	Decline in the operating performance of a business segment resulting in impairment of the segment’s goodwill and indefinite-lived intangible assets,
•	Changes in defense spending and cancellation or changes in defense programs or initiatives,
•	Global economic and political uncertainties,
•	Dependency on international sales and management of global operations,
•	Our ability to keep pace with key industry developments,
•	Our ability to develop and market new products and processes,
•	We provide products to customers whose industries that historically experience highly cyclical demand,
•	Our ability to protect our intellectual property,
•	The future availability and prices of raw materials,
•	The use of defective or contaminated materials in our products which we may be unable to detect unto deployment by customers,
•	Competition in the markets that we serve,
•	The fluctuation of the price of our Common Stock,
•	Our ability to attract and retain key personnel,
•	Impact of commodity prices,
•	Changes in tax rates, liabilities or accounting rules,
•	Provisions in our Articles of Incorporation and By-Laws, which may limit the price investors are willing to pay for our Common Stock,
•	Potential costs for violations of applicable environmental, health and safety laws and the costs of complying with governmental regulations,
•	The impact of natural disasters or other global or regional catastrophic events in our areas of operation, and
•	Disruption of information and communication technologies, including outages or control breakdowns.

The foregoing and additional risk factors are described in more detail herein under Item 1A. “Risk Factors”. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or developments, or otherwise, except as may be required by the securities laws, and we caution you not to rely on them unduly.

Investors should also be aware that while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws, and investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

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

As of June 30, 2014, the Company consisted of five reportable segments: (i) Infrared Optics; (ii) Near-Infrared Optics; (iii) Military & Materials; (iv) Advanced Products Group; and (v) Active Optical Products. See below for a more detailed description of each of these segments. In connection with the acquisitions noted below and a refinement of our business strategy, the Company has, effective July 1, 2014 realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products. The Company will report financial information (revenue through operating income) for these new reporting segments in fiscal 2015 which should provide enhanced visibility and transparency into the operations, business drivers and the value of our enterprise. This change in reporting is to occur on a prospective basis beginning with periods commencing July 1, 2014.

During the fiscal year ended June 30, 2014, the Company completed two acquisitions:

September 12, 2013	The Semiconductor Laser business of Oclaro, Inc. (“Oclaro”)
November 1, 2013	The Fiber Amplifier and Micro-Optics business of Oclaro

The above acquisitions were combined to form the Company’s new Active Optical Products segment for financial reporting purposes. See Note 2 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s acquisitions, which information is incorporated herein by reference.

In August 2013, the Company announced that its subsidiary, Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”), a business in the Military & Materials segment, would discontinue its tellurium product line and would downsize its selenium product line to focus on providing selenium metal to the Company’s Infrared Optics segment, and would maintain production of its rare earth element. The Company’s goal was to provide a reliable supply of selenium for the Company’s internal needs while significantly decreasing write-downs and profit volatility associated with minor metal index pricing. Financial and operational data included herein for all periods presented reflect the presentation of PRM’s tellurium product line as a discontinued operation.

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

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2014 are set forth in the Consolidated Statements of Earnings and in Note 12 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A of this Annual Report on Form 10-K related to our foreign operations which are incorporated herein by reference.

General Description of Business

We develop and manufacture engineered materials and opto-electronic components and products for precision use in industrial, optical communications, military, semiconductor and life science applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating and electronic integration to enable complex opto-electronic devices and modules. Our products are supplied to manufacturers and users in a wide variety of markets including industrial, optical communications, military, semiconductor and life-science, and are deployed in applications that we believe reduce costs and improve performance or reliability in a variety of contexts, including laser cutting, welding and marking operations; optical communication products; military-related products; semiconductor products; medical procedures; and cooling and power generation solutions. A key Company strategy is to develop and manufacture complex materials. We focus on providing critical components to the heart of our customers’ assembly lines for products such as high-power laser material processing systems, fiber optics and wireless communication systems, military fire control and missile guidance devices, medical diagnostic systems and industrial, commercial and consumer thermal management systems.

Our U.S. production operations are located in Pennsylvania, Florida, California, New Jersey, Texas, Mississippi, Massachusetts, Connecticut, Delaware and New York and our non-U.S. production operations are based in China, Singapore, Vietnam, the Philippines, Germany, Australia and Switzerland. We also utilize contract manufacturers in Thailand and Malaysia. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Hong Kong, Japan, Germany, China, Switzerland, Belgium, the United Kingdom (“U.K.”) and Italy. Approximately 65% of our revenues for the fiscal year ended June 30, 2014 were generated from sales to customers outside of the U.S.

Our primary products are as follows:

•

Laser-related products for CO2 lasers, forward-looking infrared systems and high-precision optical elements used to focus and direct infrared lasers onto target work surfaces. The majority of these laser products require advanced engineered materials that are internally produced. In addition, the company produces Chemical Vapor Deposition (“CVD”) diamond substrates, which are used as windows in next generation silicon based lithography tools. These substrates have potential applications in high-end systems requiring material with the highest thermal conductivity.

•

Laser-related products for one-micron lasers for cutting, welding, and drilling in automotive, semiconductor and other material processing applications. We produce tools for laser material processing, including modular laser processing heads for fiber lasers, yttrium aluminum garnet (“YAG”) lasers and other one-micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

•

Optical and photonics components, optical assemblies and modules for use in optical communication networks and other diverse consumer and commercial applications. We leverage our expertise in crystal materials, silicon materials, micro-electro-mechanical systems (“MEMS”), optics and algorithms to design and manufacture a diverse range of customized optical components and assemblies such as optical transport, amplifier, monitoring and wavelength management devices, optical routing and switching components, test instruments and equipment, projection display components and laser devices.

•	Laser-related products for solid-state lasers, high-precision optical elements and assemblies used to focus and direct laser beams onto target work surfaces.
•

Ultra-violet (“UV”) filters used in systems to detect shoulder-launched missiles to help improve the survivability of low-flying aircraft if attacked. The majority of these laser products require advanced engineered materials and crystals that are internally produced.

•	Military optical products and assemblies including advanced optics for intelligence, surveillance and reconnaissance applications.
•	A rare earth element via refining and reclamation processes. This product is used for green energy applications.
•

Thermoelectric modules, thermoelectric systems, power generation modules and power generation systems based on engineered semiconductor materials that provide reliable and low cost temperature control or power generation capability.

•	Advanced ceramic materials and precision products addressing the semiconductor, display, industrial and defense markets in the fields of metal matrix composites and reaction bonded carbides.
•

SiC substrates which are wide bandgap semiconductor materials that enable fabrication of electronic devices for highly energy efficient, high-frequency and high-power applications as well as substrates for applications requiring high thermal conductivity.

•

High-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, we manufacture pump lasers for optical amplifiers for both terrestrial and submarine applications and vertical cavity surface emitting lasers (VCSELs) for optical navigation, optical interconnects and optical sensing applications.

•	Erbium doped fiber amplifiers (“EDFAs”) used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks.

Our Markets

Our market-focused businesses are organized by technology and products. Our businesses are comprised of the following primary markets:

•	Design, manufacture and marketing of engineered materials and opto-electronic components for infrared optics for industrial applications by our II-VI Infrared Optics operations.
•

Design, manufacture and marketing of customized technology for laser material processing to deliver both low-power and high-power one-micron laser light for industrial applications by our HIGHYAG operations in our Infrared Optics segment.

•

Design, manufacture and marketing of a diverse range of customized optics, optical components and assemblies, and optical modules for consumer and commercial applications such as fiber optic communications, projection and display products, lasers, medical equipment and bio-medical instrumentation by our Photop operations in our Near-Infrared Optics segment.

•

Design, manufacture and marketing of UV to infrared optical components and high precision optical assemblies, including micro-fine conductive mesh patterns for intelligence, surveillance, reconnaissance and other military, life science and commercial laser and imaging applications by our Military operations in our Military & Materials segment.

•	Refinement, reclamation, and marketing of a rare earth element for a green energy application by our PRM processing and refinement operations in our Military & Materials segment.
•

Design, manufacture and marketing of thermoelectric modules and assemblies for cooling, heating and power generation applications in the defense, telecommunications, medical, consumer and industrial markets by our Marlow Industries, Inc. (“Marlow”) operations in our Advanced Products Group segment.

•

Design, manufacture and marketing of advanced ceramic materials and precision products for the semiconductor, display, industrial and defense markets by our M Cubed business unit in our Advanced Products Group segment.

•

Design, manufacture and marketing of single crystal SiC substrates and epitaxy for use in the defense and space, telecommunications, industrial and thermal management markets by our Wide Bandgap Materials Group (“WBG”) subsidiary in our Advanced Products Group segment.

•

Design, manufacture and marketing of advanced semiconductor laser diodes for material processing, medical, cosmetic, 3-D imaging and printing applications by our II-VI Laser Enterprise (“Laser Enterprise”) subsidiary in our Active Optical Products segment.

•

Design, manufacture and marketing of 980 nanometer (“nm”) pump laser diodes for high-power, reliable pump sources for EDFAs in terrestrial and submarine applications by our Laser Enterprise subsidiary in our Active Optical Products segment.

•

Design, manufacture and marketing of low-power polarization locked laser diodes for optical mouse and finger navigation applications by our Laser Enterprise subsidiary in our Active Optical Products segment.

•

Design, manufacture and marketing of EDFA’s used to compensate for losses in optical fiber and other optical components and modules in optical transmission systems. The Company offers EDFAs at all levels of functionality from simple optical modules through full circuit cards which plug directly into our customer’s equipment racks and service the metro, regional and long-haul optical transmission markets by our II-VI Network Solutions Division (“Network Solutions”) subsidiary in our Active Optical Products segment.

Infrared Optics Market.  Increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. It is estimated that there are over 73,000 CO2 laser systems currently deployed in the world. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Laser systems enable manufacturers to reduce parts cost and improve quality, as well as improve process precision, speed, throughput, flexibility, repeatability and automation. Automobile manufacturers, for example, deploy lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because of their easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking is used to provide automated product, date and lot coding on containers. In addition to being installed by original equipment manufacturers (“OEMs”) of laser systems in new machine builds, our optical components are purchased as replacement parts by end-users of laser machines to maintain proper system performance. We believe that the current addressable market serviced by our II-VI Infrared Optics operations is approximately $500 million.

Emerging Markets – CVD Diamond and Thermal Management.  SiC and CVD Diamond both exhibit very high thermal conductivities and II-VI Advanced Materials is introducing these products for use in high-end applications in the semiconductor and opto-electronic markets.  CVD Diamond also has applications in the windows, tooling, microwave and radiation detection markets.

One-Micron Laser Market. In many areas of material processing, laser technology has proven to be a better alternative to conventional production techniques. The precise cut and elegant seam are visible proof of a laser beam’s machining efficiency. Industrial applications such as welding, drilling and cutting have driven the recent market growth of the one-micron laser systems, and are demanding increased performance, lower total cost of ownership, ease of use and portability of the one-micron laser systems. One-micron laser systems require efficient and reliable tools, including modular laser processing heads for fiber lasers, beam delivery systems including fiber optic cables and modular beam systems. We believe that the current addressable market serviced by our HIGHYAG operations is approximately $200 million.

Near-Infrared Optics Market. The near-infrared optics market is driven by applications in the optical communications, medical and life science and industrial markets. The optical communications market is being driven by demand for high-bandwidth communication capabilities through increasing worldwide usage of the Internet and data services, the growing number of broadband users, mobile device and cloud computing users, and the greater reliance on high-bandwidth capabilities in our daily lives. High-bandwidth communication networks are being extended closer to the end user with fiber-to-the-home and other fiber optic networks. Mobile data traffic also is increasing as smart phones continue to proliferate with increasingly sophisticated audio, photo, video, email and Internet capabilities, as well as data connection and storage through cloud computing networks. The resulting traffic, in turn, is felt throughout the network, including the core that depends on optical technology. Medical and life science applications continue to gain traction in the market and include aesthetic, vision correction, dental, ophthalmic and diagnostic lasers and instruments. Industrial market segments are addressed by solid state lasers and fiber lasers, which are used in high power applications such as cutting, and lower power applications such as marking and engraving. These industrial applications are demanding higher performance levels for less cost, creating competition for other technologies. The near-infrared market also addresses opportunities in the semiconductor processing, instrumentation, test and measurement and research segments. We believe that the current addressable markets serviced by our Near-Infrared Optics segment are approximately $1.6 billion.

Military Optics Market. We provide several key assemblies and optical components such as windows, domes, laser rods and optics and related subassemblies to the military, commercial and medical markets for UV infrared applications in night vision, targeting, navigation, missile warning, and Homeland Security intelligence, surveillance and reconnaissance (“ISR”) systems. Infrared window and window assemblies for navigational and targeting systems are deployed on fixed and rotary-wing aircraft, such as the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter, unmanned platforms such as the Predator and Reaper Unmanned Aerial Vehicle (“UAV”) and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle. Additionally, multiple fighter jets, including the F-16, are being equipped with large area sapphire windows, as a key component for the aircraft, providing advanced targeting and imaging systems. Our ability to develop and manufacture these large area sapphire windows has played a key role in our ability to provide an even larger suite of sapphire panels, which are a key component of the F-35 Joint Strike Fighter Electro Optical Targeting System. Infrared domes are used on missiles with infrared guidance systems ranging from small, man-portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. High-precision domes are an integral component of a missile’s targeting system, providing efficient tactical capability, while serving as a protective cover to its internal components. The Company also offers precision optical engineering and manufacturing, with particular efficiency in designing to customer end-item specifications, assisting with co-engineering designs, and designing for manufacturability. The high precision optical components and assemblies programs include Deep Impact Comet Flyby HRI & MRI, Lunar Reconnaissance Orbiter, Hellfire II Missile Optics, Missile launch detection sensor optical assembly, and High Altitude Observatory telescopes among others. In addition to imaging, many of these systems employ laser designation and range-finding capabilities supported by our YAG material growth and competency in short wave infrared and visible optics. Turreted systems and mounted targeting pods employ these capabilities in addition to hand-held soldier systems. Rotary and fixed-wing platforms also use missile warning systems to protect against shoulder fired man-portable missiles. Our competencies in material growth for UV crystals and our optical assembly capabilities provide significant support to these missile warning systems. A key attribute to several of these systems is the ability to filter electro-magnetic interference using micro-fine conductive mesh patterns. This technology is also applied to non-optical applications for absorbing and transmitting energy from the surfaces of aircraft and missiles. Our military optical and non-optical products are sold primarily to U.S. Government prime contractors and directly to various U.S. Government agencies. Certain products have applications in commercial, medical and life science markets. We believe the current addressable markets serviced by our Military Optics business is approximately $1.3 billion.

Materials Processing and Refinement Market. Rare earth elements are used in many electronic and alternative green energy applications. We believe that the current addressable market serviced by our PRM business for its rare earth element is approximately $50 million.

Thermoelectric Market. Thermoelectric Modules (“TEMs”) are solid-state semiconductor devices that act as small heat pumps to cool, heat and temperature stabilize a wide range of materials, components and systems. Conversely, the principles underlying thermoelectrics allow TEMs to be used as a source of power when subjected to temperature differences. TEMs are more reliable than alternative cooling solutions that require moving parts and provide more precise temperature control solutions than competing technologies. TEMs also have many other advantages which have spurred their adoption in a variety of industries and applications. For example, TEMs provide critical cooling and temperature stabilization solutions in a myriad of defense and space applications, including infrared cooled and uncooled night vision technologies and thermal reference sources that are deployed in state-of-the-art weapons, as well as cooling high powered lasers used for range-finding target designation by military personnel. TEMs also allow for temperature stabilization of telecommunication lasers that generate and amplify optical signals for fiber optics systems. Thermoelectric-based solutions appear in a variety of medical applications including instrumentation and analytical applications such as DNA replication, blood analyzers and medical laser equipment. The industrial, commercial and consumer markets provide a variety of niche applications ranging from desktop refrigerators and wine coolers to gesture recognition technology, semiconductor process and test equipment. In addition, power generation applications are expanding into fields such as waste heat recovery, heat scavenging and co-generation. We believe the current addressable markets serviced by our Marlow operations are approximately $300 million.

Metal Matrix Composites and Reaction Bonded Ceramics Market. Metal matrix composites (“MMC”) and reaction bonded ceramics products are found in applications requiring precision, lightweight, strength, hardness and matched coefficient of thermal expansion. Each market has its own unique requirements and applications that drive material selection. This is especially true in semiconductor tool applications that require advanced materials to meet the need for increased tolerance, enhanced thermal stability, faster wafer transfer speeds, increased yields and reduced stage settling times. The semiconductor markets employ SiC for wafer chucks, light-wave scanning stages and high temperature, corrosion resistant wafer support systems. Cooled SiC mirrors are used in the illumination systems of lithography tools. The industrial market uses a variety of ceramic materials for applications requiring chemical inertness or high temperature tolerance such as in flat panel display capital equipment, and refractory components. The defense market uses MMCs for protective body armor as well as protection for ground, air and naval resources. We believe the current addressable markets serviced by our M Cubed operations are approximately $600 million.

Silicon Carbide Substrate and SiC Epitaxy Markets. SiC is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications at the high-performance end of the defense, telecommunication and industrial markets. SiC has a high number of intrinsic physical and electronic advantages over competing semiconductor materials such as Silicon and Gallium Arsenide. For example, the high thermal conductivity of SiC enables SiC-based devices to operate at high power levels and still dissipate the excess heat generated. WBG addresses the SiC substrate and SiC epitaxy markets. SiC based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High-power, high-frequency SiC-based microwave devices are used in next generation wireless switching telecommunication applications and in both commercial and military radar applications. SiC-based, high-power, high-speed devices improve the performance, efficiency and reliability of electrical power transmission and distribution systems (“smart grid”), as well as power conditioning and switching in power supplies and motor controls in a wide variety of applications including aircraft, hybrid vehicles, industrial, communications and green energy applications. We believe the current addressable markets serviced by our SiC operations through our WBG subsidiary are approximately $100 million.

High Powered Laser Diode Market. We market advanced laser technology diodes for material processing, medical, cosmetic, 3-D imaging and printing applications. We are also exploring other new market opportunities for our high power lasers. We believe the current addressable markets serviced by our Laser Enterprise high-powered laser diode operations are approximately $300 million.

Vertical Cavity Surface Emitting Laser (VCSELs) Market. We sell low-power polarization locked products for optical mouse and finger navigation applications. Our market opportunities for VCSEL products are expanding to include optical data interconnectivity applications. We believe the current addressable markets serviced by our Laser Enterprise VCSEL operations are approximately $400 million.

980 nm Pump Laser Diode Market. Our 980 nm pump laser diodes are designed for use as high-power, highly reliable pump sources for EDFAs in terrestrial access, cross-connect, metro to long haul and undersea (submarine) repeater applications. Single mode high power uncooled modules are designed for both the single channel and small form factor terrestrial market and also the stringent high reliability demands of the submarine (subsea) network market.  We believe the current addressable markets serviced by our Laser Enterprise 980 nm pump laser diode operations are approximately $150 million.

Amplifier Market. We market EDFAs which are used to compensate for losses in optical fiber and other optical components and modules in optical transmission systems. We offer EDFAs at all levels of functionality from simple optical modules through full circuit cards, which plug directly into our customers’ equipment racks and service the metro, regional and long-haul optical transmission markets. In some cases, we add additional switching and monitoring functionality to the base amplifier. We believe the currently addressable markets serviced by our Network Solutions operations are approximately $425 million.

Our Strategy

Our strategy is to build businesses with world-class, engineered materials capabilities at their core. Our materials capabilities include:

•	Infrared Optics: Zinc Selenide (ZnSe), Zinc Sulfide (ZnS), Zinc Sulfide Multi Spectral (ZnS-MS), and CVD Diamond
•

Near-Infrared Optics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2), Yttrium Vanadate (YVO4), Potassium Titanyl Phosphate (KTP), Barium Borate Oxide (BBO), Terbium Gallium Garnet (TGG) and Amorphous Silicon (a-Si)

•	Military Infrared Optics: Germanium (Ge)
•	Materials Processing and Refinement: Selenium (Se) for internal consumption and a Rare Earth Element
•	Thermoelectric Modules: Bismuth Telluride (Bi2Te3)
•	Metal Matrix Composites: MMC, Reaction Bonded Ceramic (RB SiC and RB B4C) and Aluminum Silicon Carbide (Al-SiC)
•	SiC Substrates and Epitaxy
•	Epitaxial growth of Aluminum Indium Gallium Arsenide (AlInGaAs) based semiconductor laser materials.

We manufacture precision parts and components from these and other materials using our expertise in low damage surface processing, micro-fabrication, thin-film coating and exacting metrology. A substantial portion of our business is based on sales orders with market leaders, which enable our forward planning and production efficiencies. We intend to continue capitalizing and executing on this proven model, participating effectively in the growth of the markets discussed above, and continuing our focus on operational excellence as we execute additional growth initiatives.

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

•

Investment in Manufacturing Operations. We strategically invest in our manufacturing operations worldwide including Asia to increase production capacity, capabilities and cost effectiveness. The majority of our capital expenditures are used in our manufacturing operations.

•

Enhance Our Performance and Reputation as a Quality and Customer Service Leader. We are committed to understanding our customers’ needs and meeting their expectations. We have established ourselves as a consistent, high-quality supplier of components into our customers’ products. In many cases, we deliver on a just-in-time basis. We believe our quality and delivery performance enhances our relationships with our customers.

•

Identify New Products and Markets. We intend to identify new technologies, products and markets to meet evolving customer requirements for high performance engineered materials. Due to the special properties of the advanced materials we produce and/or refine, we believe there are numerous applications and markets for such materials.

•

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

Our Products

The main products for each of our markets are described as follows:

Infrared Optics. We supply a broad line of precision infrared opto-electronic components such as lenses, output couplers, windows, mirrors and scan-lenses for use in CO2 lasers. Our precision opto-electronic components are used to attenuate the amount of laser energy, enhance the properties of the laser beam and focus and direct laser beams to a target work surface. The opto-electronic components include both reflective and transmissive optics and are made from materials such as zinc selenide, zinc sulfide, copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO2 lasers are predominately made from zinc selenide. We believe we are the largest manufacturer of zinc selenide in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We estimate that 85% to 90% of our infrared optics sales service this installed base of CO2 laser systems. We serve the aftermarket via a combination of selling to OEMs and selling directly to system end users.  We are also one of the leading producers of CVD diamond substrates for applications including multi-spectral laser optics, dielectric windows, heat sinks, and other applications. Diamond is the ultimate material for a wide variety of applications because of its outstanding physical properties, including extreme hardness and strength, high thermal conductivity, low thermal expansion, excellent dielectric properties, resistance to chemical attack, and optical transmission over a wide spectral range.

One-Micron Laser Components. Our broad expertise in laser technology, optics, sensor technology and laser applications enables us to supply a broad array of tools for laser materials processing, including modular laser processing heads for fiber lasers, YAG lasers and other one-micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

Near-Infrared Optics. We manufacture products across a broad spectral range in the visible and near-infrared wavelengths. We offer a wide variety of standard and custom laser gain materials, optics, optical components and optical module assemblies for optical communications, laser systems, and photonic applications in the medical, life science, industrial, scientific and research and development markets. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer specifications. Key materials and precision optical components for YAG, fiber lasers and other solid-state laser systems are an important part of our near-infrared optics product offerings. We manufacture lenses, windows, prisms, mirrors, gratings, wave-plates, and polarizers for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture specialty coated glass wafers used as optical filters in the life science and optical communications markets, and coated windows used as debris shields in the industrial and medical laser aftermarkets. We offer fiber optics, micro optics and photonic crystal parts for optical communications, instrumentation and laser applications, optical components and modules for optical communication networks, as well as diode pumped solid-state laser devices for optical instruments, display and biotechnology.

Military Optics. We offer optics and optical sub-assemblies for UV to infrared systems including thermal imaging, night vision, laser designation, missile warning, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and sub-assemblies, imaging lenses, UV filter assemblies, laser cavity optics and prisms and other optical components. Our precision optical products utilize optical materials such as sapphire, germanium, zinc sulfide, zinc selenide, silicon and spinel. In addition, our products also include crystalline materials such as calcium fluoride, barium fluoride, YAG and fused silica. As typical examples our products are currently utilized on the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter, unmanned platforms such as the Predator and Reaper UAV and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle as typical examples.

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

Metal Matrix Composites and Reaction Bonded Ceramics. We supply a diverse array of products to several market segments. In the semiconductor market, reaction bonded SiC is used to produce wafer chucks, electrostatic chucks and wafer/mask stages with high mechanical precision, and other wafer handling components. In the defense market, we supply next generation personnel armor, monolithic helicopter seat tiles and vehicle and aviation armor tiles. In the industrial market, we supply wear resistant components, refractory assemblies for glass production and neutron absorbing plates.

Silicon Carbide Substrates and Epitaxy. Our product offerings are both 6H-SiC (semi-insulating) and 4H-SiC (semi-insulating and semi-conducting) poly-types and are available in sizes up to 150 mm diameter. SiC substrates are used in wireless infrastructure, radio frequency (“RF”) electronics, and thermal management applications, while SiC substrates and epitaxy are used in the power conversion and power switching markets.

High power laser diodes and high volume components. Our semiconductor laser diode products cover a broad wavelength from 750 nm to 1500 nm and varying optical output powers ranges. The laser diode products are available as integrated modules with and without active cooling, fiber pigtails or assemblies.

Pump Lasers. We supply a broad portfolio of cooled and uncooled pumps, both single and multi-mode designs in single chip and multi-chip configurations based on our Gallium Arsenide (GaAs) chip technology, facet passivation processes and wafer fab and module manufacturing capabilities. The single chip designs are predominantly used as low noise pump sources for EDFA covering gain block, single channel to multi-channel data wavelength-division multiplexing (DWDM), addressing access, cross-connect, metro and also long haul requirements of the telecom market. Our dual chip pump solutions are designed and able to address the arrayed amplifier market where 8 or 16 amplification stages are required. Our single mode high power uncooled pump modules address both the single channel and small form factor terrestrial market and also the stringent high reliability demands of the submarine (subsea) network market. The latter is a testament to the stability of our chip, module design technology and manufacturing capabilities. Finally, we are able to address segments of the cable television market with both single mode and uncooled multimode GaAs pump lasers, typically used for distribution amplification.

Optical Amplifiers. We offer a wide variety of standard, semi-custom and customer amplifiers. These products are offered at varying levels of sophistication ranging from a simple collection of active and passive components mounted to a printed circuit board assembly (“PCBA”) through assemblies with large amounts of firmware and software which are either mounted onto our customer’s PCBA’s controlled amplifier modules or plug directly into our customer’s equipment shelves linecards. We offer EDFA and Raman amplifiers as well as amplifiers which are combined with wavelength selective switches.

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

We devote significant resources to research, development and engineering programs directed at the continuous improvement of our existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to our ability to establish and maintain a leadership position in each of the markets we serve. As of June 30, 2014, we employed 1,035 people in research, development and engineering functions, 553 of whom are engineers or scientists. In addition, certain manufacturing personnel support or participate in our research and development efforts on an ongoing basis. We believe this interaction between the development and manufacturing functions enhances the direction of our projects, reduces costs and accelerates technology transfers.

During the fiscal year ended June 30, 2014, we focused our research and development investments in the following areas:

•

Silicon Carbide Technology: SiC substrate and epitaxy technology development efforts continued to move forward, with emphasis in the areas of defect density reduction, substrate fabrication, surface polishing, diameter expansion and cost reduction. In fiscal year 2014, we continued work on a program funded by the Air Force Research Laboratory for development and manufacturing optimization of 100mm and 150mm 4H SiC materials for high power switching applications and RF applications. Through these efforts, we have become one of the leading suppliers of high quality 150mm SiC material. Our research and development efforts have been both internally and externally funded.

•

CVD Diamond Technology: The Company continues to develop CVD synthetic diamond materials for various optical applications, including Extreme Ultra-Violet (“EUV”) lithography. The Company’s efforts are focused on improving performance and quality, reducing cost and broadening our product portfolio beyond infrared window applications. Our research and development efforts in this area have been internally funded.

•

Photonics Design: We have ongoing efforts to design, refine and improve our photonic crystal materials, precision optical and micro-optical parts, passive and active optical components and modules, components for fiber lasers and laser devices for instrumentation and display. Our research and development efforts in this area have been internally funded.

•

Micro-Optics Manufacturing: Systems are driving towards smaller, more compact platforms and packages which are also reducing the size of the optical components that support these systems. The Company invests in equipment to manufacture substrates from 2mm-15mm using high-volume, computer-controlled manufacturing processes. We continued to support contract efforts funded by the Army Aviation and Missile Research, Development and Engineering Center to develop a deterministic process for manufacturing optics, which have only been successfully completed through laborious hand-polishing processes to date. Our research and development efforts in this area have been both internally and externally funded.

•

Thermoelectric Materials and Devices: We continued to develop the industry-leading Bi2Te3 Micro-Alloyed Materials (“MAM”) for thermoelectric cooling applications. Enabled by the thermal performance and fine grain microstructure of MAM, our research and development has focused on achieving levels of miniaturization and watt density beyond the current reach of TEMs based on single crystal and polycrystalline materials produced by standard crystal growth techniques. In addition, we are developing capabilities in thermoelectric power generation materials that, combined with our intellectual property position, will allow us to bring to market new thermoelectric compounds. Our research and development efforts in this area have been both internally and externally funded.

•

Metal Matrix Composites and Reaction Bonded Ceramics: We continued to invest in new product development efforts to support OEMs in connection with new product development relating to 300mm and 450mm diameter for the lithography systems for the semiconductor industry. Our research and development efforts in this area have been internally funded.

•

High power laser diodes and high volume components: Our engineering efforts focused on increasing fiber coupled optical output power of our multi-emitter modules.  The Company is focusing on the development of high power VCSELs for applications in consumer devices as well as on the development of next generation high speed VCSELs for use in optical interconnects. Our research and development efforts in this area have been internally funded.

•

Pump Lasers: We are investing in next generation GaAs pump chip and module for both terrestrial high power and undersea improved reliability and performance. We are investing to develop an indium phosphide growth and processing capability in order to address the 14xx Raman market with performance competitive design elements brought across from the high volume 980nm pump capability. Our research and development efforts in this area have been internally funded.

•

Optical Amplifiers: We continue to invest in broadening the range of semi-custom and custom amplifiers to service our tier 1 customers. We have invested in increasing the capability of our Raman amplifier solutions and in associated monitoring techniques which will enhance the ease of use and functionality of these products. Our research and development efforts in this area have been internally funded.

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

Internally funded research and development expenditures were $42.5 million, $22.7 million and $21.4 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. For these same periods, externally funded research and development expenditures were $3.5 million, $4.5 million and $7.0 million, respectively.

Marketing and Sales

We market our products through a direct sales force and through representatives and distributors around the world. Our market strategy is focused on understanding our customers’ requirements and building market awareness and acceptance of our products. New products are continually being produced and sold to our new and established customers in all markets.

Each of our subsidiaries is responsible for its own worldwide marketing and sales functions, although certain subsidiaries sell more than one product line. However, there is significant cooperation and coordination between our subsidiaries to utilize the most efficient and appropriate marketing channel when addressing the diverse applications within markets.

Our sales forces develop effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising and attendance at trade shows and customer partnerships. Our sales force includes a highly-trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2014, we employed 289 individuals in sales, marketing and support.

We do business with a number of customers in the defense industry, who in turn generally contract with a governmental entity, typically a U.S. governmental agency. Most governmental programs are subject to funding approval and can be modified or terminated without warning by a legislative or administrative body. The discussion set forth in Item 1A of this Annual Report on Form 10-K related to our exposure to government markets is incorporated herein by reference.

Manufacturing Technology and Processes

As noted in the “Our Strategy” section, many of the products we produce depend on our ability to manufacture and refine technically challenging materials and components. The ability to produce, process and refine these difficult materials and to control their quality and yields is an expertise of the Company as this is critical to the performance of our customers’ instruments and systems. In the markets we serve, there are a limited number of suppliers of many of the components we manufacture and there are very few industry-standard products.

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

•

The International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the U.S. of defense articles and defense services which are items specifically designed or adapted for a military application and/or listed on the U.S. Munitions List;

•

The Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, imposes licensing requirements on the export or re-export of certain dual-use goods, technology and software which are items that potentially have both commercial and military applications;

•

The regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on U.S. foreign policy and national security considerations; and

•	The import regulatory activities of the U.S. Customs and Border Protection.

Foreign governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdiction. The discussion set forth in Item 1A of this Annual Report Form on Form 10-K related to our import and export compliance is incorporated herein by reference.

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

The continued high-quality of and access to these materials is critical to the stability and predictability of our manufacturing yields. We conduct testing of materials at the onset of the production process. Additional research and capital investment may be needed to better define future starting material specifications. We have not experienced significant production delays due to shortages of materials. However, we do occasionally experience problems associated with vendor-supplied materials not meeting contract specifications for quality or purity. As discussed in greater detail in Item 1A of this Annual Report on Form 10-K, significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on our results of our operations.

Customers

Our existing customer base for infrared optics, including our laser component products, consists of over 7,000 customers worldwide. The main groups of customers for these products are as follows:

•	OEM and system integrators of industrial, medical and military laser systems. Representative customers include Trumpf, Inc., Bystronic, Inc. and Rofin-Sinar Technologies, Inc.
•	Laser end users who require replacement optics for their existing laser systems. Representative customers include Caterpillar, Inc. and Honda of America Mfg., Inc.
•

Military, aerospace and commercial customers who require products for use in advanced targeting, navigation and surveillance. Representative customers include Lockheed Martin Corporation and Northrop Grumman Corporation.

For our one-micron laser products, our customers are automotive manufacturers, laser manufacturers and system integrators. Representative customers include Volkswagen AG and Laserline GmbH.

For our near-infrared optics, components and modules products our customers are worldwide network system and sub-system providers of telecommunications, data communications and cable TV, as well as global manufacturers of commercial and consumer products used in a wide array of instruments, fiber lasers, display and projection devices. Representative customers include Huawei Technologies, Co., Ltd., Corning Incorporated, JDS Uniphase Corporation and Google, Inc.

For our military optics products, our customers are manufacturers of equipment and devices for aerospace, defense, medical and commercial markets. Representative customers include Lockheed Martin Corporation, Raytheon Company, bio-medical system providers and various U.S. Government agencies.

For our thermoelectric products, our customers manufacture and develop equipment and devices for defense, space, telecommunications, medical, industrial, automotive, gesture recognition and commercial markets. Representative customers include Bio-Rad Laboratories, Inc., Raytheon Company and Flextronics International Ltd.

The main group of customers for our MMCs and reaction bonded ceramics products are manufacturers and developers of integrated circuit capital equipment for the semiconductor industry. Representative customers include ASML Holding NV, Nikon Corporation, and KLA-Tencor. Customers also include manufacturers and developers of products and components for various defense and industrial markets including BAE Systems and Corning Incorporated.

For our SiC products, our customers are manufacturers and developers of equipment and devices for high-power RF electronics and high-power and high-voltage switching and power conversion systems for both the U.S. Department of Defense and commercial applications.

For our active optical products, our customers are manufacturers of industrial laser components and optical communication equipment.  Representative customers include Laserline GmbH, Huawei Technologies, Co., Ltd. and Cisco Systems, Inc.

Competition

We believe we are a global leader in many of our product families. We compete on the basis of products with a high degree of technical specifications, quality, delivery time, technical support and pricing. Management believes that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees and worldwide marketing and distribution channels provide us with competitive advantages.

We have a number of present and potential competitors that are larger than us and have greater financial, selling, marketing and/or technical resources. Competitors producing infrared laser optics include Sumitomo Electric Industries, Ltd. and Newport Corporation. Competing producers of automated equipment and laser material processing tools to deliver high power one-micron laser systems include Optoskand AB and Precitec, Inc. Competing producers of infrared optics for military applications include DRS Technologies, Inc., UTC Aerospace (formerly Goodrich Corporation) and in-house fabrication and thin-film coating capabilities of major military customers. Competing producers of TEMs include Komatsu, Ltd., Laird Technologies and Ferrotec Corporation. Competing producers of MMCs and reaction bonded ceramics products include Berliner Glass, and Coorstek. Competing producers of single crystal SiC substrates include Cree, Inc., Dow Corning Corporation, Nippon Steel and SiCrystal AG. Competing producers of semiconductor laser diodes for the industrial and consumer markets include JDSU, Finisar, Avago, Sumitomo, Philips, and Osram. Competing producers of optical component and optics products include O-Net Communications, OPLINK Communication and Axsun. Competing producers of optical amplifier modules include JDSU, Finisar, Accelink and O-Net Communications.

In addition to competitors who manufacture products similar to those we produce, there are other technologies and products available that may compete with our technologies and products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, to address the inherent uncertainty of orders that extend far into the future, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period. For the year ended June 30, 2014, our bookings were approximately $691 million compared to bookings of approximately $521 million for the year ended June 30, 2013.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. As of June 30, 2014, our backlog was approximately $220 million, compared to approximately $184 million at June 30, 2013.

Employees

As of June 30, 2014, we employed 6,796 persons worldwide. Of these employees, 1,035 were engaged in research, development and engineering, 4,831 in direct production (of which 1,114 are employees of Photop in China who work under contract manufacturing arrangements for customers of the Company) and the remaining balance of the Company’s employees work in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees are good. We reward our employees with incentive compensation based on achievement of performance goals. There are 126 employees located in the United States and the Philippines who are covered under collective bargaining agreements. The Company’s collective bargaining agreement in the Philippines expired in June 2014 and the Company is currently in negotiations to renew the agreement. The collective bargaining agreement covering certain U.S. based employees expires August 2015.

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

The Company cautions investors that its performance and, therefore, any forward-looking statement, is subject to risks and uncertainties. The following material risk factors may cause the Company’s future results to differ materially from those projected in any forward-looking statement. You should carefully consider these factors, as well as the other information contained in this Annual Report on Form 10-K when evaluating an investment in our securities.

We May Expand Product Lines and Markets by Acquiring Other Businesses, Which May Adversely Affect our Results and Affect the Value of our Stock Following Such Acquisitions

Our business strategy includes expanding our product lines and markets through both internal product development and acquisitions.  We have completed various acquisitions that we believe will be beneficial to the Company and our shareholders.  The success of these acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating and successfully running the businesses acquired.  The strategic acquisition of businesses, products or technologies complementary to our business involves numerous potential risks, including difficulties in the assimilation of the acquired business and products, uncertainties associated with operating in new markets, working with new customers and the potential loss of the acquired company’s key personnel.  In addition, acquired businesses may experience operating losses as of, and subsequent to, the acquisition date. Further, we recently significantly increased our long-term debt to finance these acquisitions, the costs of which (in terms of interest expense and similar debt service costs), must be weighed against the potential benefits of such acquisitions. The anticipated benefits and cost savings of an acquisition may not be realized fully, or at all, or may take longer to realize than expected, and as a result our results of operations, financial position, and cash flow may be adversely affected.

Further, any future business acquisitions completed by us may result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, results of operations or financial condition.

The following information relates to acquisitions made during the periods presented in this Annual Report on Form 10-K.

Acquired Party	Year Acquired	Business Segments	Percentage Ownership as of June 30, 2014
Semiconductor Laser business of Oclaro	Fiscal 2014	Active Optical Products	100%
Fiber Amplifier and Micro-Optics business of Oclaro	Fiscal 2014	Active Optical Products	100%
M Cubed Technologies, Inc.	Fiscal 2013	Advanced Products Group	100%
The Thin-Film Filter business and Interleaver Product Line of Oclaro	Fiscal 2013	Near-Infrared Optics	100%
LightWorks Optics, Inc.	Fiscal 2013	Military & Materials	100%
Aegis Lightwave, Inc.	Fiscal 2012	Near-Infrared Optics	100%

Declines in the Operating Performance of One of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill and Indefinite-Lived Intangible Assets

As of June 30, 2014, we had goodwill and indefinite-lived intangible assets of approximately $196.1 million and $16.4 million, respectively, on our Consolidated Balance Sheets. In accordance with applicable accounting guidance, we test our goodwill and indefinite-lived intangible assets for impairment on an annual basis or when an indication of possible impairment exists, to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in an impairment charge which could have a material adverse effect on our results of operations or financial condition.

Continued U.S. Budget Deficits Could Result in Significant Defense Spending Cuts and/or Reductions in Defense Programs, which Could Adversely Impact the Company

Specific to the military business within our Infrared Optics, Military & Materials and Advanced Products Group segments, sales to customers in the defense industry totaled between 15% and 20% of revenues in the fiscal year ended June 30, 2014. These customers in turn generally contract with a governmental entity, typically a U.S. governmental agency. Future reductions in defense spending could result from the current or future economic or political environment, such as the recent sequestration of the defense budget, which could result in reductions in demand for defense-related products that we produce. Further, changes to existing defense procurement laws and regulations could adversely affect our results of operations. Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss of or failure to obtain certain contracts or the loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

General Global Economic Conditions May Adversely Affect Our Business, Operating Results and Financial Condition

Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including industrial, military, optical communications, telecommunications, semiconductor, and medical markets in which we participate. Because all components of our forecasting are dependent upon estimates of growth or contraction in the markets we serve and demand for our products, the prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make. In addition, changes in general economic conditions may affect industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturn, and such conditions could have a material adverse effect on demand for our customers’ products, and in turn, on demand for our products. Adverse changes may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability or other factors affecting economic conditions generally. For example, factors that may affect our operating results include disruptions to the credit and financial markets in the U.S., Europe and elsewhere; adverse effects of ongoing stagnation in the European economy; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, e-commerce and payments industries. These changes may negatively affect sales of products, increase exposure to losses from bad debt and commodity prices, increase the cost and availability of financing and increase costs associated with manufacturing and distributing products. Any economic downturn could have a material adverse effect on our business, results of operations or financial condition.

Our Future Success Depends on International Sales and Management of Global Operations

Sales to customers in countries other than the U.S. accounted for approximately 65%, 56% and 58% of revenues during the years ended June 30, 2014, 2013 and 2012, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in China, Singapore, Vietnam, the Philippines, Germany, Australia and Switzerland, and through contract manufacturers in Thailand and Malaysia, and maintain direct sales offices in Hong Kong, Japan, Germany, Switzerland, the U.K., Belgium, China, Singapore and Italy. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, the global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition. In particular, currency exchange fluctuations in countries where we do business in the local currency could have a material adverse effect on our business, results of operations or financial condition by rendering us less price-competitive than foreign manufacturers.

Keeping Pace with Key Industry Developments is Essential

We are engaged in industries that will be affected by future developments. The introduction of products or processes utilizing new developments could render existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce, in a timely and cost-effective basis, new products, processes and applications that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful in identifying, developing and marketing new products, applications and processes and that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes, or that our products, applications or processes will adequately meet the requirements of the marketplace and achieve market acceptance. Our business, results of operations and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or if we do not gain market acceptance for the same.

Our Continued Success Depends on Our Ability to Develop New Products and Processes

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

A Significant Portion of Our Business is Dependent on Cyclical Industries

Our business is significantly dependent on the demand for products produced by end-users of industrial lasers and optical communication products. Many of these end-users are in industries that have historically experienced a highly cyclical demand for their products. As a result, demand for our products is subject to these cyclical fluctuations. This cyclical demand could have a material adverse effect on our business, results of operations or financial condition.

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

We Depend on Highly Complex Manufacturing Processes That Require Products from Limited Sources of Supply

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

In addition, we produce and utilize other high purity and relatively uncommon materials and compounds to manufacture our products including, but not limited to, Zinc Sulfide (ZnS), Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2), Germanium (Ge), Selenium (Se), Telluride (Te), Bismuth Telluride (Bi2Te3) and Silicon Carbide (SiC). A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contain provisions to improve transparency and accountability concerning the supply of gold, columbite-tantalite (coltan), cassiterite and wolframite, including their derivatives, which are limited to tantalum, tin and tungsten, known as “conflict minerals,” originating from the Democratic Republic of Congo (DRC) and adjoining countries (together known as the "covered countries"). Pursuant to these rules, the SEC recently has adopted certain annual disclosure and reporting requirements for those companies that use conflict minerals in their products, regardless of whether such minerals were mined from the covered countries, beginning in 2014. We could incur significant costs associated with complying with these disclosure requirements, including costs related to our due diligence efforts to determine the sources of any conflict minerals used in our products. These rules could adversely affect the sourcing, supply and pricing of materials we use in our products, particularly if it turns out that there are only a limited number of suppliers offering conflict minerals that are not from recycled or scrap sources, can be traced to a country of origin other than the covered countries, or can be traced to a source within the covered countries that definitely does not finance or benefit armed groups in those countries. We cannot be sure that we will be able to obtain products from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain conflict minerals originating from the covered countries and we cannot definitively determine whether the conflict minerals financed or otherwise benefited armed groups, or if we are unable to sufficiently verify the origins of all of the conflict minerals used in our products through the due diligence procedures we implement.

Some Systems That Utilize our Products Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Some systems that utilize our products are inherently complex in design and require ongoing maintenance. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the use of defective or contaminated materials could  adversely impact our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve acceptable yields or product reliability, our business, results of operation, financial condition or customer relationships could be materially adversely affected.

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

Because We Do Not Currently Intend to Pay Dividends, Shareholders Will Benefit From an Investment in our Common Stock Only if it Appreciates in Value

We have never declared or paid any dividends on our common stock, and do not expect to pay cash dividends in the foreseeable future, as we currently anticipate that we will retain any future earnings to support operations and to finance the development of our business . As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which a shareholder originally purchased its shares.

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

Commodity Prices May Adversely Affect Our Results of Operations and Financial Condition

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Our businesses purchase, produce and sell high purity selenium and other raw materials based upon quoted market prices from minor metal exchanges. As a result, the negative impact from changes in commodity prices, such as the recent decline in global selenium prices may not be recovered through our product sales, and as such could have a material adverse effect on our net earnings and financial condition. In the event that the global index price of selenium experiences a further decline from its current level, the Company would be required to record an additional write-down of its selenium inventory in future periods.

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

Provisions in Our Articles of Incorporation and By-Laws May Limit the Price that Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our Articles of Incorporation and By-Laws contain provisions that could make us a less attractive target for a hostile takeover or make more difficult or discourage a merger proposal, a tender offer or a proxy contest. Such provisions include: a requirement that shareholder nominated board nominees be nominated in advance of a meeting to elect such directors and that specific information be provided in connection with such nomination; the ability of the board of directors to issue additional shares of Common Stock or preferred stock without shareholder approval; and certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class). In addition, the Pennsylvania Business Corporation Law contains provisions that may have the effect of delaying or preventing a change in control of the Company. All of these provisions may limit the price that investors may be willing to pay for shares of our Common Stock.

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

We Are Subject to Governmental Regulation

We are subject to extensive regulation by U.S. government entities at the federal, state and local levels and non-U.S. entities, including, but not limited to, the following:

•

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

•

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

•

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

We May Be Adversely Affected by Climate Change Regulation

In many of the countries in which we operate, government bodies are increasingly enacting or contemplating enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations may be mandatory or voluntary, and have the potential to impact our operations directly or indirectly through customers or our supply chain. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate. We may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.

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

Data Hacking Incidents and Breakdown of Information and Communication Technologies Could Disrupt our Operations and Impact Our Financial Results

In the course of our business, we collect and store sensitive data, including intellectual property [both proprietary and of our customers], as well as proprietary business information. We have in place a number of controls, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our networks, systems and information or disruption of our operations due to a hacking or cyber-incident. Despite such efforts, we could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of the information we are trying to protect. Security breaches of our network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although we have not experienced a material impact, if we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company's Consolidated Financial Statements.

In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014 with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update is effective prospectively for fiscal years beginning after December 15, 2013 and will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Information regarding our principal U.S. properties at June 30, 2014 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	Infrared Optics and Advanced Products Group	252,000	Owned and Leased
Newark, DE	Manufacturing and Research and Development	Advanced Products Group	90,000	Leased
Temecula, CA	Manufacturing and Research and Development	Military & Materials	87,000	Leased
Dallas, TX	Manufacturing and Research and Development	Advanced Products Group	68,000	Owned and Leased
New Port Richey and Port Richey, FL	Manufacturing and Research and Development	Military & Materials and Near-Infrared Optics	67,000	Owned
Monroe, CT	Manufacturing and Research and Development	Advanced Products Group	48,000	Leased
Tustin, CA	Manufacturing and Research and Development	Military & Materials	37,000	Leased
Santa Rosa, CA	Manufacturing and Research and Development	Near-Infrared Optics	33,000	Leased
Philadelphia, PA	Manufacturing and Research and Development	Military & Materials	30,000	Leased
Pine Brook, NJ	Manufacturing and Research and Development	Advanced Products Group	26,000	Leased
Newtown, CT	Manufacturing and Research and Development	Advanced Products Group	19,000	Leased
Woburn, MA	Manufacturing and Research and Development	Near-Infrared Optics	17,000	Leased
Horseheads, NY	Research and Development	Active Optical Products	15,000	Leased
Vista, CA	Manufacturing and Research and Development	Military & Materials	10,000	Leased
Starkville, MS	Manufacturing	Advanced Products Group	10,000	Leased
Flemington, NJ	Manufacturing and Research and Development	Near-Infrared Optics	5,000	Leased
San Jose, CA	Research and Development	Active Optical Products	5,000	Leased
Sunnyvale, CA	Distribution	Near-Infrared Optics	2,300	Leased

Information regarding our principal foreign properties at June 30, 2014 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Infrared Optics, Near-Infrared Optics, Advanced Products Group and Active Optical Products	1,075,000	Leased
Philippines	Manufacturing	Military & Materials	249,000	Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Infrared Optics and Active Optical Products	134,000	Leased
Vietnam	Manufacturing	Near-Infrared Optics and Advanced Products Group	99,000	Leased
Germany	Manufacturing and Distribution	Infrared Optics, Near-Infrared Optics and Advanced Products Group	78,000	Leased
Singapore	Manufacturing	Infrared Optics	35,000	Leased
Australia	Manufacturing and Research and Development	Near-Infrared Optics	18,000	Leased

Japan	Distribution	Infrared Optics, Near-Infrared Optics and Advanced Products Group	4,000	Leased
Belgium	Distribution	Infrared Optics	3,000	Leased
Italy	Distribution	Infrared Optics, Near-Infrared Optics and Active Optical Products	2,000	Leased
United Kingdom	Distribution	Infrared Optics, Near-Infrared Optics and Active Optical Products	1,500	Leased

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

Name	Age	Position
Francis J. Kramer	65	President, Chief Executive Officer and Director
Vincent D. Mattera, Jr.	58	Chief Operating Officer and Director
Mary Jane Raymond	54	Chief Financial Officer and Treasurer
James Martinelli	56	Vice President – Military & Materials Businesses

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

Vincent D. Mattera, Jr. has been employed by the Company since 2004 and has been Chief Operating Officer since September 2013 and served as Executive Vice President from January 2010. Dr. Mattera has served as a Director of the Company since 2012. Previously, Dr. Mattera served as Executive Vice President 2010 to 2013 and was Vice President of the Advanced Products Group from 2004 to 2010. Dr. Mattera served as Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and Communications Technologies Group) from 2001 to 2004. Previously, Dr. Mattera served as Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. degrees in Chemistry from the University of Rhode Island and Brown University, respectively.

Mary Jane Raymond has been employed by the Company as its Chief Financial Officer and Treasurer since March 2014. Previously, Ms. Raymond was the Chief Financial Officer of the publicly traded company Hudson Global, Inc. from 2005 to 2014. Ms. Raymond was the Chief Risk Officer and Vice President and Corporate Controller at Dun and Bradstreet, Inc. from 2002 to 2005. Additionally, she was the Vice President, Merger Integration at Lucent Technologies, Inc. from 1997 to 2002 and held several management positions at Cummins Engine Company from 1988 to 1997. Ms. Raymond holds a BA degree in Public Management from St. Joseph’s University, and an MBA from Stanford University.

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

	High	Low
Fiscal 2014
First Quarter	$20.76	$16.51
Second Quarter	$19.16	$15.25
Third Quarter	$17.47	$14.72
Fourth Quarter	$15.62	$12.79

	High	Low
Fiscal 2013
First Quarter	$19.63	$15.86
Second Quarter	$19.87	$15.85
Third Quarter	$19.67	$16.58
Fourth Quarter	$17.54	$14.81

On August 20, 2014, the last reported sale price for the Company’s Common Stock was $14.16 per share. As of such date, there were approximately 615 holders of record of our Common Stock. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2014, the Board of Directors authorized the Company to purchase up to $20.0 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2014 the Company completed its $20.0 million program by purchasing 1,333,355 shares of its Common Stock.

The following table provides information with respect to purchases of the Company’s equity securities during the quarter ended June 30, 2014.

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs(a)	Program
April 1, 2014 to April 30, 2014	-		$-	-	$8,000,000
May 1, 2014 to May 31, 2014	584,979	(a)	$13.69	-	$-
June 1, 2014 to June 30, 2014	-		$-	-	$-
Total	584,979	(a)	$13.69	-	$-
(a)	Includes 1,624 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted share awards.

In August 2014, the Board of Directors authorized the Company to purchase up to $50.0 million of its Common Stock. The repurchase program has no expiration and calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and available for general corporate purposes. During August 2014, the Company purchased 180,000 shares of its Common Stock for $2.5 million under this new repurchase program.

The information incorporated by reference in Item 12 of this Annual Report on Form 10-K from our 2014 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH

The following graph compares cumulative total shareholder return on the Company’s Common Stock with the cumulative total shareholder return of the Nasdaq Composite Index and with a peer group of companies constructed by the Company for the period from June 30, 2009, through June 30, 2014. The Company’s current fiscal year peer group includes Cabot Microelectronics Corporation, Franklin Electric Co., Inc., MKS Instruments, Inc., Rofin-Sinar Technologies, Inc. and Silicon Laboratories.

Item 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary

The following selected financial data for the five fiscal years presented are derived from II-VI’s audited consolidated financial statements as adjusted to reflect the Company’s PRM tellurium product line as a discontinued operation for fiscal year 2014. Prior periods have been adjusted to present this product line on a discontinued operations basis. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Year Ended June 30,	2014	2013	2012	2011	2010
(000 except per share data)

Statement of Earnings
Net revenues from continuing operations	$683,261	$551,075	$516,403	$486,638	$333,046
Earnings from continuing operations	38,316	58,720	70,718	79,676	38,748
Earnings (loss) from discontinued operations	133	(6,789)	(9,443)	3,342	(13)
Net earnings attributable to redeemable noncontrolling interest	-	1,118	969	336	158
Net earnings attributable to II-VI Incorporated	38,449	50,813	60,306	82,682	38,577
Basic earnings (loss) per shares:
Continuing operations	0.62	0.92	1.10	1.28	0.64
Discontinued operation	-	(0.11)	(0.15)	0.05	-
Consolidated	0.62	0.81	0.96	1.33	0.64
Diluted earnings (loss) per shares:
Continuing operations	0.60	0.90	1.08	1.25	0.63
Discontinued operation	-	(0.11)	(0.15)	0.05	-
Consolidated	0.60	0.80	0.94	1.30	0.63
Diluted weighted average shares outstanding	63,686	63,884	64,385	63,612	61,504

Year Ended June 30,	2014	2013	2012	2011	2010
($000)

Balance Sheet
Working capital	$370,666	$366,710	$326,645	$304,573	$215,085
Total assets	1,071,926	863,802	706,486	647,202	508,981
Long-term debt	221,960	114,036	12,769	15,000	3,384
Total debt	241,960	114,036	12,769	18,729	3,384
Retained earnings	521,327	482,878	434,940	377,264	295,380
Shareholders' equity	675,043	636,108	586,226	521,273	410,050

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, optical communications, military, semiconductor, life science and consumer applications. We also generate revenue, earnings and cash flows from government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes OEMs, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for the industrial, optical communications, military, semiconductor and medical markets, U.S. Government prime contractors, various U.S. Government agencies and thermoelectric integrators.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies and accounting methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases, with the exception of certain customers for whom customers title does not pass and revenue is not recognized until the customer has received the product at its physical location.

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

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of these reserves, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company has not experienced a non-collection of accounts receivable materially affecting its financial position or results of operations as of and for the fiscal years ended June 30, 2014, 2013 and 2012. If the financial condition of the Company’s customers were to deteriorate, causing an impairment of their ability to make payments, additional provisions for bad debts could be required in future periods. The Company records a warranty reserve as a charge against earnings based on a historical percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. If actual returns in the future are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2014 was approximately $1.9 million and $2.9 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company records an inventory reserve as a charge against earnings for all products on hand for more than twelve to eighteen months, depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for products on hand that are in excess of product sold to customers over the same periods noted above. If actual market conditions are less favorable than projected, additional inventory reserves may be required.

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

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment or when events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets might be impaired. Other intangible assets are amortized over their estimated useful lives. The determination of the estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired requires us to make judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated results and general economic and market conditions. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information as well as market analysis. The carrying value of goodwill at June 30, 2014, 2013 and 2012 was $196.1 million, $123.4 million and $80.7 million, respectively. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on the most recently completed budgeting and long-term strategic planning processes and also considers the current financial performance compared to the prior projections of the reporting unit. Changes in our internal structuring, financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. Due to the timing of the Company’s finalization of the current year acquisitions of Laser Enterprise and Network Solutions, a qualitative test was performed on the Active Optical Products segment during fiscal year ended 2014.

As a result of the purchase price allocations from our prior acquisitions, and due to our decentralized structure, our goodwill is included in multiple reporting units which are the same as the Company’s operating segments. Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically suffer from downturns in customer demand, operational challenges and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole, and might adversely affect the fair value of the individual reporting units. If material adverse conditions occur that impact one or more of our reporting units, our determination of future fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be impaired.

Based upon our annual quantitative and qualitative goodwill impairment tests, the Company did not record any impairments of goodwill or long-lived assets for the fiscal years ended June 30, 2014, 2013 or 2012.

As the estimated fair value of the Near Infrared Optics reporting unit was approximately 9% greater than its carrying value, the Company has concluded that this reporting unit is at risk of not passing step one of future goodwill impairment tests. In the event of unfavorable changes to the existing assumptions used in the impairment test, such as the weighted average cost of capital (discount rate), growth rates and market multiples as well as changes in our internal structure, the carrying value of the Company’s goodwill could be impaired.  Although the Company believes that the current assumptions and estimates are reasonable, supportable and appropriate, the Near Infrared Optics reporting unit competes in a challenging environment with significant pricing pressure and rapidly changing technology and there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

The risk of impairment of the underlying long-lived assets is not estimated to be significant because the assets have long remaining useful lives and authoritative accounting guidance requires such assets to be tested for impairment on the basis of undiscounted cash flows over their remaining useful lives.

As a result of the July 1, 2014 segment realignment as discussed in Item 1 of this Annual Report on Form 10-K, the Company will reassign the Active Optical Products segment's existing goodwill balance to the new reporting units utilizing a relative fair value allocation approach in accordance with authoritative accounting guidance. As part of this reassignment, the Company may be required to review the recoverability of the carrying value of goodwill at the new reporting units.

The Company records certain bonus and profit sharing estimates as a charge against earnings. These estimates are adjusted to actual based on final results of operations achieved during the fiscal year. Certain partial bonus amounts are paid quarterly based on interim Company performance, and the remainder is paid after fiscal year end. Other bonuses are paid annually.

The Company prepares and files tax returns based on its interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities, which may result in future tax, interest and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Fiscal Year 2014 Compared to Fiscal Year 2013

	Year Ended		Year Ended
	June 30, 2014		June 30, 2013
Bookings	$691.3		$521.1

		% of		% of
		Revenues		Revenues
Total Revenues	$683.3	100.0%	$551.1	100.0%
Cost of goods sold	456.5	66.8	347.6	63.1
Gross margin	226.7	33.2	203.5	36.9
Operating Expenses:
Internal research and development	42.5	6.2	22.7	4.1
Selling, general and administrative	137.7	20.2	109.3	19.8
Interest and other, net	0.8	0.1	(6.0)	(1.1)
Earnings from continuing operations before income tax	45.6	6.7	77.5	14.1
Income taxes	7.3	1.1	18.8	3.4
Net earnings from continuing operations	38.3	5.6	58.7	10.7
Earnings (loss) from Discontinued Operation, net of income taxes	0.1	-	(6.8)	(1.2)
Net Earnings	38.4	5.6	51.9	9.4
Net earnings attributable to noncontrolling interest	-	-	1.1	0.2
Net earnings attributable to II-VI Incorporated	$38.4	5.6	$50.8	9.2
Diluted earnings per-share from continuing operations	$0.60		$0.90

Executive Summary

Earnings from continuing operations attributable to II-VI Incorporated for fiscal year 2014 were $38.3 million ($0.60 per-share diluted), compared to $58.7 million ($0.90 per-share diluted) for the same period last fiscal year.  During fiscal year 2014, the Company recorded total restructuring charges of $3.4 million (after-tax), mostly driven by the Company’s effort to align the cost structure of the current year acquisitions of Laser Enterprise and Network Solutions with future revenue and bookings levels.  Although these businesses incurred a segment operating loss during the fiscal year 2014 of $26.3 million, planned synergies with respect to the current year acquisitions of Laser Enterprise and Network Solutions and cost saving actions have been implemented to strengthen their financial performance in the future. Included in this segment’s operating results for fiscal year 2014 were transaction costs of $3.9 million, as well as purchase accounting adjustments related to the fair market value of inventory of $4.1 million.  In addition, as a result of the increased borrowings used to finance these acquisitions, the Company incurred $3.3 million of additional  interest expense during fiscal year 2014 when compared to prior fiscal year.

Consolidated

Bookings . Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  Bookings for the year ended June 30, 2014 increased 32.7% to $691.3 million, compared to $521.1 million for the same period last fiscal year.  The increase in bookings was mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions as well as the incremental bookings from prior year acquisitions.  In addition, the Company’s Infrared Optics segment recorded increased bookings at its legacy business for both diamond window optics used in Extreme Ultra-Violet (“EUV”) photolithography systems and at HIGHYAG for fiber beam delivery systems, and laser processing heads used in automotive manufacturing.

Revenues . Revenues for the year ended June 30, 2014 increased 24% to $683.3 million, compared to $551.1 million for the same period last fiscal year.  The increase in revenues was mostly attributable to the current year acquisitions of Laser Enterprise and Network Solutions, incremental revenues from prior year acquisitions and higher revenues associated with shipments of diamond windows at Infrared Optics and silicon carbide wafers at WBG.  Somewhat offsetting these higher revenue levels was a decrease in shipment volumes of passive optical components sold by Photop in our Near-Infrared Optics segment as well as lower shipments at the Company’s military related businesses, which were driven primarily by reduced U.S. defense spending.

Gross margin. Gross margin for the year ended June 30, 2014 was $226.7 million or 33.2% of total revenues, compared to $203.5 million or 36.9% of total revenues for the same period last fiscal year.  The decrease in gross margin was the result of current year purchase accounting fair market value inventory adjustments related to the acquisitions of Laser Enterprise and Network Solutions of $4.1 million as well as current year restructuring charges of $2.2 million (pre-tax) related to inventory write-offs at VLOC and severance costs at Laser Enterprise and Network Solutions.  Exclusive of the restructuring charges, the operating gross margin profile of the two acquisitions that occurred in fiscal 2014 has put downward pressure on gross margin during fiscal year 2014 as the Company continues to align the operating costs of the new businesses with its existing and prospective revenue profile.  In addition, gross margin decreased at the Company’s Infrared Optics legacy business due to pricing pressure and increased costs in raw material inputs, while gross margin at the Company’s Near-Infrared segment was negatively impacted by both lower revenue volume and pricing pressure of legacy passive optical component products from increased competition in China.

Internal research and development. Company-funded internal research and development expenses for the year ended June 30, 2014 were $42.5 million, or 6.2% of revenues, compared to $22.7 million, or 4.1% of revenues last fiscal year.  The increase in research and development expense as a percentage of revenues in the current year is due to increased research and development efforts within the Near Infrared Optics segment as Photop continues to invest in the development of components parts that support higher speed optical communication and data networks around the world.  In addition, the current year acquisitions of Laser Enterprise and Network Solutions invest in higher levels of research and development activity, supporting ongoing product development of high-power laser components, micro-optics and amplifiers.

Selling, general and administrative. Selling, general and administrative expenses for the year ended June 30, 2014 were $137.7 million or 20.2% of revenues, compared to $109.3 million, or 19.8% of revenues last fiscal year.  As a percentage of revenues, selling, general and administrative expenses were consistent with the prior fiscal year.

Interest and other, net. Interest and other, net for the year ended June 30, 2014 was expense of $0.8 million compared to income of $6.0 million last fiscal year. Included in interest and other, net for the year ended June 30, 2014 were earnings from the Company’s equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”), interest expense on borrowings, interest income on excess cash reserves, unrealized gains on the Company sponsored deferred compensation plan and foreign currency gains and losses.  The majority of the income included in the 2013 fiscal year was the result of a $5.3 million contractual settlement with a contract manufacturer related to the October 2011 Thailand flood.

Income taxes. The Company’s year-to-date effective income tax rate from continuing operations at June 30, 2014 was 16.0%, compared to an effective tax rate from continuing operations of 24.2% last fiscal year. The variation between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The lower year-to-date effective tax rate from continuing operations was primarily the result of improved profitability in lower taxing jurisdictions such as the Philippines.  In addition, the Company recorded $0.8 million of tax benefits during the year ended June 30, 2014 as a result of statute of limitation expirations on previously filed income tax returns.

Discontinued operation.   During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line, previously serviced by PRM, was included as part of the Military & Materials segment.   Financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and earnings (losses) of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

June 30,	2014	2013	2012

Revenues	$1.8	$7.3	$18.2
Earnings (loss) from discontinued operation before income taxes	0.1	(6.8)	(9.6)
Income tax benefit	-	-	0.1
Earnings (loss) from discontinued operation net income taxes	$0.1	$(6.8)	$(9.4)

Segment Reporting

Bookings, revenues and segment earnings for the Company’s reportable segments are discussed below. Segment earnings differ from income from operations in that segment earnings exclude certain operational expenses included in other expense (income) – net as reported. Management believes segment earnings to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 12. Segment and Geographic Reporting,” included in this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of segment earnings to net earnings, which is incorporated herein by reference.

Infrared Optics (millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2014	2013
Bookings	$220.1	$200.7	9%
Revenues	$209.7	$203.3	3%
Segment earnings	$40.7	$49.5	(18%)

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for year ended June 30, 2014 for Infrared Optics increased 9% to $220.1 million, compared to $200.7 million last fiscal year.  The increase in bookings was due to higher order levels from European customers specific to diamond windows and other products used in EUV lithography systems. At HIGHYAG, continued growth in the one-micron laser market resulted in higher bookings for fiber beam delivery systems, and laser processing heads used in the automotive manufacturing industry contributed to the increased bookings levels.

Revenues for the year ended June 30, 2014 for Infrared Optics increased 3% to $209.7 million, compared to revenues of $203.3 million last fiscal year.  The increase in revenues was the result of increased shipment volumes in Europe of replacement optics for CO2 laser systems as well as diamond windows and other component parts used in EUV lithography systems.

Segment earnings for the year ended June 30, 2014 for Infrared Optics decreased 18% to $40.7 million, compared to $49.5 million for the same period last fiscal year.  The decrease in segment earnings was the result of lower gross margin caused by higher material cost, unfavorable absorption of manufacturing overhead costs, and higher levels of allocated corporate expenses, including share-based compensation expense.

Near-Infrared Optics (millions)

	Year Ended		%
	June 30,		(Decrease)
	2014	2013
Bookings	$144.2	$145.7	(1%)
Revenues	$144.7	$154.9	(7%)
Segment earnings	$9.8	$19.6	(50%)

Bookings for the year ended June 30, 2014 for Near-Infrared Optics decreased 1% to $144.2 million, compared to $145.7 million for last fiscal year.   The decrease in bookings was due to softening demand for legacy products used in the optical communications market as well as reclassification of certain bookings from external to internal due to the acquisitions of Laser Enterprise and Network Solutions.

Revenues for the year ended June 30, 2014 for Near-Infrared Optics decreased 7% to $144.7 million, compared to $154.9 million for the same period last fiscal year.  The decrease in revenues was due to price erosion for legacy products serving 10G and 40G applications in the optical communications market.  In addition, certain product shipments to our recently acquired Network Solutions are now being classified as intercompany revenues subsequent to the November 2013 acquisition date.

Segment earnings for the year ended June 30, 2014 for Near-Infrared Optics decreased 50% to $9.8 million, compared to $19.6 million last fiscal year. The decrease in segment earnings was mostly due to a downward shift in gross margin as the technology shift to higher speed networks in the optical communications industry resulted in price erosion on shipments of the segment’s legacy products.  In addition, operating expenses increased when compared to the prior fiscal year primarily due to increased compensation costs in China as well higher levels of investment regarding internal research and development of next generation products aimed at serving higher speed networks and data centers.

Military & Materials (millions)

	Year Ended		%
	June 30,		Increase
	2014	2013
Bookings	$88.3	$88.0	-%
Revenues	$98.3	$97.1	1%
Segment earnings	$12.9	$0.7	1,743%

The Company’s Military & Materials segment includes the combined operations of LWOS, VLOC, MLA and PRM.  During December 2013, the Company completed the discontinuance of PRM’s tellurium product line by exiting all business activities associated with this product.  Segment information for all periods presented has been adjusted to properly reflect the tellurium product line as a discontinued operation.

Bookings for the year ended June 30, 2014 for Military & Materials were $88.3 million, consistent with $88.0 million last fiscal year.  The consistent bookings level was the result of an increase in bookings at PRM for its rare earth element product offset by decreased bookings related to lower order volumes of military related products as a result of the decline in overall defense spending and funding constraints specific to certain U.S. military programs.

Revenues for the year ended June 30, 2014 for Military & Materials were $98.3 million, consistent with $97.1 million last fiscal year.  The consistent revenues level was the result of higher revenues of military products mostly due to the incremental revenues from the December 2012 acquisition of LightWorks, offset somewhat by lower revenues at PRM,  which has refocused its business model towards refining rare earth elements and providing an internal supply of selenium to the Company’s Infrared Optics segment.

Segment earnings for the year ended June 30, 2014 for Military & Materials were $12.9 million, compared to $0.7 million last fiscal year.  The increase in segment earnings was a result of increased profitability at PRM as a result of their restructured business model described above, which eliminated the exposure to volatility in the minor metals market for selenium.

Advanced Products Group (millions)

The Company’s Advanced Products Group includes the combined operations of Marlow, M Cubed, WBG and WMG.

	Year Ended		%
	June 30,		Increase
	2014	2013
Bookings	$121.3	$86.7	40%
Revenues	$115.4	$95.8	20%
Segment earnings	$9.4	$1.7	453%

Bookings for the year ended June 30, 2014 for the Advanced Products Group increased 40% to $121.3 million, compared to $86.7 million last fiscal year. The increase in bookings was attributable to strong order placement from Japanese OEMs specific to WBG’s 100mm and 150mm silicon carbide wafers used in commercial applications in the wireless infrastructure and power device markets.  WBG also received a $4.0 million research and development contract from the Department of Defense for the ongoing development of 150mm silicon carbide wafers.  In addition, incremental bookings from the November 2012 acquisition of M Cubed helped contributed to the increase.

Revenues for the year ended June 30, 2014 for the Advanced Products Group increased 20% to $115.4 million, compared to $95.8 million last fiscal year.  The increase in revenues was primarily due to the November 2012 acquisition of M Cubed as well as strong product sales at WBG specific to 100mm and 150mm semi-insulating silicon carbide wafers used by Japanese OEMs to support the continued growth of 4G wireless stations in Asia.  Somewhat offsetting these increases in revenues were reduced shipments at Marlow for products serving the personal comfort market.

Segment earnings for the year ended June 30, 2014 were $9.4 million, compared to $1.7 million last fiscal year.  The increase in segment earnings was largely driven by increased revenues and profit contribution from M Cubed as well as increased revenues at WBG.

Active Optical Products (millions)

	Year Ended
	June 30,
	2014	2013
Bookings	$117.4	-
Revenues	$115.2	-
Segment loss	$(26.3)	-

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro, Inc. used in the semiconductor laser business and in November 2013 acquired certain assets of Oclaro, Inc. used in the fiber amplifier and micro-optics business. The Company operates the acquired businesses as Laser Enterprise and Network Solutions, respectively, and has included them in the Company’s new operating segment Active Optical Products.  During the year ended June 30, 2014, segment losses were impacted by $2.0 million of severance costs associated with restructuring efforts at Laser Enterprise and Network Solutions, $3.9 million of transaction expenses and fair market value inventory adjustments of $4.1 million.

Fiscal Year 2013 Compared to Fiscal Year 2012

The following table sets forth bookings and select items from our Consolidated Statements of Earnings for the years ended June 30, 2013 and 2012.

	Year Ended		Year Ended
	June 30, 2013		June 30, 2012
Bookings	$521.1		$534.9

		% of		% of
		Revenues		Revenues
Total Revenues	$551.1	100.0%	$516.4	100.0%
Cost of goods sold	347.6	63.1	315.1	61.0
Gross margin	203.5	36.9	201.3	39.0
Operating Expenses:
Internal research and development	22.7	4.1	21.4	4.1
Selling, general and administrative	109.3	19.8	98.4	19.1
Interest and other, net	(6.0)	(1.1)	(7.0)	(1.4)
Earnings from continuing operations before income tax	77.5	14.1	88.5	17.1
Income taxes	18.8	3.4	17.8	3.4
Net earnings from continuing operations	58.7	10.7	70.7	13.7
Loss from Discontinued Operation, net of income taxes	(6.8)	(1.2)	(9.4)	(1.8)
Net Earnings	51.9	9.4	61.3	11.9
Net earnings attributable to noncontrolling interest	1.1	0.2	1.0	0.2
Net earnings attributable to II-VI Incorporated	$50.8	9.2	$60.3	11.7
Diluted earnings per-share from continuing operations	$0.90		$1.08

Consolidated

Bookings. Bookings for the year ended June 30, 2013 decreased 3% to $521.1 million, compared to $534.9 million for the 2012 fiscal year. Excluding bookings of $47.8 million related to the three fiscal year 2013 acquisitions, bookings decreased 10% when compared to the 2012 fiscal year, mostly as a result of reduced orders at PRM, Photop and WBG. Bookings decreased at PRM as a result of weakening demand and pricing of its selenium materials while bookings at Photop decreased due to a temporary cyclical demand shift caused by a technology transition from 40G to 100G in the optical communications market in China. In addition, WBG was negatively impacted by delayed spending from an annual government contract order as well as the bankruptcy of a large customer.

Revenues. Revenues for the year ended June 30, 2013 increased 7% to $551.1 million, compared to $516.4 million from fiscal year June 30, 2012. Excluding revenues of $52.3 million related to three fiscal year 2013 acquisitions, revenues decreased 5% when compared to the 2012fiscal year, mostly as a result of reduced shipment volumes and unfavorable pricing at PRM for selenium products. In addition, Marlow experienced a decline in revenue as a result of the end of life cycle of its gesture recognition product line.

Gross margin. Gross margin as a percentage of revenues for the year ended June 30, 2013 was 36.9%, compared to 39.0% for fiscal year June 30, 2012. Gross margin in fiscal year 2013 was negatively impacted by $4.4 million of inventory write-offs and equipment impairment associated with the downsizing of PRM’s selenium product lines, respectively, as well as an additional charge of $2.7 million of selenium lower of cost or market write-downs. In addition, gross margin in fiscal 2013 was impacted negatively due to a change in product mix at Marlow as well as lower gross margin at recently acquired M Cubed, which carries a lower gross margin profile in comparison to other business units of the Company. Gross margin in fiscal year 2012 was negatively impacted by selenium lower of cost or market write-downs at PRM.

Internal research and development. Company-funded internal research and development expenses for the year ended June 30, 2013 were $22.7 million, or 4.1% of revenues, compared to $21.4 million, or 4.1% of revenues, for fiscal year June 30, 2012. Fiscal year 2013 internal research and development expenditures were consistent with fiscal year June 30, 2012 internal research and development expenditures as a percentage of revenues, as the Company’s business units invested in next generation products and technology to fuel future revenue and earnings growth.

Selling, general and administrative. Selling, general and administrative expenses for the year ended June 30, 2013 were $109.3 million, or 19.8% of revenues, compared to $98.4 million, or 19.1% of revenues, for fiscal year June 30, 2012. Selling, general and administrative expense as a percentage of revenues increased during the 2013 fiscal year compared to fiscal year June 30, 2012, mostly as a result of transaction expenses of $1.1 million related to three acquisitions completed during fiscal year 2013. In addition, the Company’s acquisitions during fiscal year 2013 contributed to the higher level of selling, general and administration expense while higher share-based compensation expense also contributed to the unfavorable change in selling, general and administrative expenses as a percentage of revenues.

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

Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2013 and 2012 was 24.2% and 20.1%, respectively. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. A change in the mix of pretax income from these various tax jurisdictions could have a material impact on the Company’s effective tax rate. During fiscal year 2013, the Company’s year-to-date effective income tax rate was higher than the same period last fiscal year due to lower income levels in the Company’s lower taxing jurisdictions such as the Philippines and Vietnam.

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

Infrared Optics (millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2013	2012
Bookings	$200.7	$206.1	(3)%
Revenues	$203.3	$201.6	1%
Segment earnings	$49.5	$51.1	(3)%

The Company’s Infrared Optics segment includes the combined operations of Infrared Optics and HIGHYAG.

Bookings for the year ended June 30, 2013 for Infrared Optics decreased 3% to $200.7 million, compared to $206.1 million for fiscal year June 30, 2012. The decrease in bookings was primarily driven by decreased demand from OEMs for new high-power CO2 laser systems in Japan in the early part of fiscal year June 30, 2013 combined with reduced demand for optics used in the U.S. military market due to the economic uncertainties in these market sectors.

Revenues for the year ended June 30, 2013 for Infrared Optics were consistent with fiscal year June 30, 2012. Revenue shortfalls from Japanese OEMs and U.S. military customers were offset by increased shipments for CVD diamond window optics used in high-power laser applications and EUV lithography systems in Europe, as well as increased shipments at HIGHYAG for its one-micron welding and cutting heads used in automotive manufacturing.

Segment earnings for the year ended June 30, 2013 for Infrared Optics were $49.5 million, compared to $51.1 million for fiscal year June 30, 2012. The decrease in segment was the result of reduced gross margins caused by higher raw material input prices and a higher level of allocated corporate expenses related to share-based.

Near-Infrared Optics (millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2013	2012
Bookings	$145.7	$155.1	(6)%
Revenues	$154.9	$140.0	11%
Segment earnings	$19.6	$14.1	40%

Bookings for the year ended June 30, 2013 for Near-Infrared Optics decreased 6% to $145.7 million, compared to $155.1 million for fiscal year June 30, 2012. The decrease in bookings was mostly due to cyclical softening demand for optical components used in the telecommunications market in China, due to delayed spending by OEMs as a result of the transitioning technology shift from 40G to 100G platforms for high-speed networking service. In addition, certain customer contracts specific to Photop’s green laser business reached their end of life in fiscal year 2013. These decreases more than offset incremental bookings associated with the December 2013 acquisition of thin-film filter business and interleaver product line from Oclaro.

Revenues for the year ended June 30, 2013 for Near-Infrared Optics increased 11% to $154.9 million, compared to $140.0 million for fiscal year June 30, 2012. The increase in revenues was primarily driven by incremental thin-film filter and interleaver product shipments associated with the December 2013 acquisition of the thin-film filter business and interleaver product line from Oclaro.

Segment earnings for the year ended June 30, 2013 for Near-Infrared Optics increased 40% to $19.6 million, compared to $14.1 million for fiscal year June 30, 2012. The increase in segment earnings for the year ended June 30, 2013 compared to fiscal year June 30, 2012 was driven by higher sales volumes at Photop, production and operational efficiencies realized in recovering from the October 2011 Thailand flood, and the addition of the thin-film filter business and interleaver product line.

Military & Materials (millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2013	2012
Bookings	$88.0	$99.2	(11%)
Revenues	$97.1	$100.3	(3%)
Segment earnings	$0.7	$7.9	(91%)

The Company’s Military & Materials segment includes the combined operations of Exotic Electro-Optics (“EEO”), LightWorks, VLOC, Max Levy Autograph, Inc. (“MLA”) and PRM.

Bookings for the year ended June 30, 2013 for Military & Materials decreased 11% to $88.0 million, compared to $99.2 million for fiscal year June 30, 2012. The decrease in bookings was primarily driven by lower order volumes of selenium at PRM as well as unfavorable index pricing of this material. In addition, reduced outlook for production of sapphire windows for the Joint Strike Fighter program caused a decrease in orders at EEO, which were more than offset by additional bookings from the 2013 acquisition of LightWorks business.

Revenues for the year ended June 30, 2013 for Military & Materials decreased 3% to $97.1 million, compared to $100.3 million for fiscal year June 30, 2012. The decrease in revenues was primarily due to lower product demand and pricing for selenium at PRM, which more than offset the additional revenue resulting from the LightWorks acquisition.

Segment earnings for the year ended June 30, 2013 for Military & Materials was $0.7 million, compared to $7.9 million for fiscal year June 30, 2012. The unfavorable change in segment earnings was due to charges at PRM related to selenium inventory write-offs combined with lower sales at PRM.

Advanced Products Group (millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2013	2012
Bookings	$86.7	$67.4	29%
Revenues	$95.8	$74.6	28%
Segment earnings	$1.7	$8.4	(79)%

The Company’s Advanced Products Group includes the combined operations of Marlow, M Cubed, WBG and Worldwide Materials Group (“WMG”).

The increase in bookings for the year ended June 30, 2013 compared to fiscal year June 30, 2012 was primarily due to the incremental bookings from the 2013 acquisition of M Cubed as well as a large initial production order at Marlow received in fiscal year 2013 specific to the personal comfort market, which more than offset declines in Marlow’s gesture recognition orders which was nearing the end of its product life cycle. These increases in bookings were somewhat offset by declines at WBG as delays in government spending resulted in the postponed receipt of an annual government contract order. In addition, WBG was impacted by the bankruptcy of a large customer which put further downward pressure on order patterns.

Revenues for the year ended June 30, 2013 for the Advanced Products Group increased 28% to $95.8 million, compared to $74.6 million for fiscal year June 30, 2012. Excluding M Cubed revenues of $30.3 million, revenues decreased $9.1 million for the fiscal year ended June 30, 2013 when compared to fiscal year June 30, 2012, primarily due to lower shipment volumes at Marlow related to telecommunication, automotive and gesture recognition products. In addition, WBG experienced lower shipments of semi-insulating SiC substrates used for radio frequency applications due to reduced customer demand in the wireless infrastructure market and defense sector.

Segment earnings for the year ended June 30, 2013 were $1.7 million, compared to segment earnings of $8.4 million for fiscal year June 30, 2012. The unfavorable change in segment earnings was primarily due to reduced revenues and gross margins at Marlow resulting from unfavorable product mix, as higher margin gesture recognition sales declined significantly. In addition, low operating margin at the-then recently acquired M Cubed contributed to the lower earnings levels despite higher levels of segment revenues.

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

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2014	2013	2012

Net cash provided by operating activities	$95.5	$107.6	$88.1
Purchases of businesses, net of cash acquired	(177.7)	(126.2)	(46.1)
Additions to property, plant and equipment	(29.2)	(25.3)	(42.8)
Net proceeds (payments) on long-term borrowings	128.0	102.0	(7.3)
Proceeds from exercises of stock options	4.4	4.1	2.7
Purchases of treasury stock	(20.0)	(20.0)	(5.0)
Payment of redeemable noncontrolling interest	(8.8)	-	-
Payments on cash earnout arrangement	(3.0)	-	(6.0)
Proceeds received from contractual settlement from Thailand flooding	-	4.8	-
Proceeds from sale of equity method investment	-	2.1	3.5
Other	(0.0)	1.4	(1.6)

Net cash provided by operating activities:

Net cash provided by operating activities was $95.5 million and $107.6 million for the fiscal years ended June 30, 2014 and 2013, respectively. The decrease in cash flows from operating activities in fiscal year 2014 compared to fiscal year 2013 was mostly due to lower earnings levels, offset somewhat by favorable overall working capital changes, specifically in the areas of inventory and accounts payable.  Higher non-cash charges for depreciation, amortization and share-based compensation also contributed in offsetting the operating cash flow impact of the decline in earnings.

Net cash provided by operating activities was $107.6 million and $88.1 million for the fiscal years ended June 30, 2013 and 2012, respectively. Cash flows from operating activities increased in fiscal year 2013 in spite of lower earnings levels due to a heightened focus on working capital management of inventory and accounts receivable. Furthermore, higher non-cash charges for depreciation, amortization, share-based compensation and unrealized foreign currency losses helped contribute to higher levels of cash flow from operations.

Net cash used in investing activities:

Net cash used in investing activities was $206.8 million and $144.5 million for the fiscal years ended June 30, 2014 and 2013, respectively. The majority of net cash used in investing activities during the year ended June 30, 2014 consisted of $93.1 million net cash paid for the acquisition of Laser Enterprise and the $84.6 million net cash paid for the acquisition of Network Solutions.  This compares to $126.2 million of net cash paid during the year ended June 30, 2013 for the acquisitions M Cubed, the thin-film filter business and interleaver product line of Oclaro and LightWorks.  In addition, during the year ended June 30, 2014, the Company paid $29.2 million for capital expenditures, increasing its investment from last fiscal year in an effort to support revenue growth and capacity expansion.

Net cash used in investing activities was $144.5 million and $84.9 million for the fiscal years ended June 30, 2013 and 2012, respectively. The majority of the increase in cash used in investing activities during fiscal 2013 was the result of the acquisitions of M Cubed, the thin-film filter business and interleaver product line of Oclaro and LightWorks that were completed in fiscal year 2013. This increase in spending related to acquisition activity was somewhat offset by reduced levels of property, plant and equipment spending as well as proceeds received of $4.8 million related to the contractual settlement from the Thailand flooding.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $99.1 million for the year ended June 30, 2014 compared to $85.8 million for the year ended June 30, 2013.  The change in net cash provided by financing activities was primarily due to additional borrowings used to finance the Company’s acquisitions of Laser Enterprise and Network Solutions, offset somewhat by a $3.0 million earnout payment to the former owners of LightWorks and an $8.8 million payment made to acquire the remaining ownership of HIGHYAG.

Net cash provided by financing activities was $85.8 million for the year ended June 30, 2013 compared to net cash used in financing activities of $14.8 million for the year ended June 30, 2012. The change in net cash flows from financing activities was primarily due to $102 million of net borrowings on long-term debt used to finance the Company’s three acquisitions in fiscal 2013, offset somewhat by $20.0 million of cash used to repurchase Company stock under the Company’s share repurchase program.

In September 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2014, the Company was in compliance with all financial covenants under its Amended Credit Facility.

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

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At June 30, 2014 and 2013, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $71.0 million and $29.8 million under its lines of credit as of June 30, 2014 and June 30, 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of June 30, 2014 and June 30, 2013, total outstanding letters of credit supported by the credit facilities were $1.9 million and $1.3 million, respectively.

The weighted average interest rate of total borrowings was 1.8% and 1.4%, for the year ended June 30, 2014 and 2013, respectively.

In February 2014, the Board of Directors authorized the Company to purchase up to $20.0 million of its Common Stock. The repurchase program called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and are available for general corporate purposes. During the fiscal year ended June 30, 2014 the Company completed its $20.0 million program by purchasing 1,333,355 shares of its Common Stock.

In August 2014, the Board of Directors authorized the Company to purchase up to $50.0 million of its Common Stock. The repurchase program has no expiration and calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and are available for general corporate purposes. During August 2014, the Company purchased 180,000 shares of its Common Stock for $2.5 million under this new repurchase program.

In August 2014, the Company exited its capital lease obligation by purchasing the existing manufacturing facility in Berlin, Germany utilized by the Company’s HIGHYAG business.  The total cash paid for this purchase was approximately $13.4 million and was financed through existing cash balances at June 30, 2014.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30,	June 30,
	2014	2013

Cash and cash equivalents	$174.7	$185.4
Available borrowing capacity	71.0	29.8
Total debt obligation	242.0	114.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth for fiscal 2015. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the U.S. As of June 30, 2014, the Company held approximately $143 million of cash and cash equivalents outside of the U.S. Cash balances held outside the United States could be repatriated to the U.S., but, under current law, would potentially be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the U.S., as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

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

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
($000)
Long-term debt obligations	$241,960	$20,000	$42,960	$179,000	$-
Interest payments(1)	21,866	4,793	8,431	5,521	3,121
Capital lease obligation(2)	11,636	453	982	1,094	9,107
Operating lease obligations(3)	56,488	13,298	17,247	7,148	18,795
Purchase obligations(4)(5)	16,883	15,906	977	-	-
Other long-term liabilities reflected on the registrant's balance sheet	-	-	-	-	-
Total	$348,833	$54,450	$70,597	$192,763	$31,023

(1)

Variable rate interest obligations are based on the interest rate in place at June 30, 2014 and relates to both the Amended Credit Facility and its capital lease obligation.  In August 2014, the Company exited its capital lease obligation by purchasing the existing manufacturing facility in Berlin, Germany utilized by the Company’s HIGHYAG business.  The total cash paid for this purchase was approximately $13.4 million and was financed through existing cash balances at June 30, 2014.  Due to this purchase, the amount of interest included in this table for the HIGHYAG capital lease of $0.6 million in less than one year, $1.2 million in years one through three, $1.0 million in years three through five and $3.1 million more than five years will not be paid in future years.

(2)	Due to the conversion of the HIGHYAG capital lease as discussed above, the amount of future payments included herein under the current capital lease obligation will not be paid in future years.
(3)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056, respectively.
(4)

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

(5)	Includes $10.0 million of holdback payments associated with the acquisitions of Laser Enterprise and Network Solutions.

The gross unrecognized income tax benefits at June 30, 2014, which are excluded from the above table, were $2.8 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next fiscal year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. There were no material changes in our market risk exposures in fiscal year 2014 as compared to fiscal year 2013. In the normal course of business, the Company uses certain techniques and a derivative financial instrument as part of its overall risk management strategy, primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

The Company also has transactions denominated in Euros, British Pounds, Renminbi and the Swiss Francs. Changes in the foreign currency exchange rates of the Company’s various currencies did not have a material impact on the results of operations for fiscal year 2014.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $7.4 million and $4.7 million at June 30, 2014 and June 30, 2013, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $3.5 million to an increase of approximately $4.2 million for the year ended June 30, 2014.

Assets and liabilities of foreign operations are translated into U.S. dollars using the period-end exchange rate, while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.

Interest Rate Risks

As of June 30, 2014, the Company’s total borrowings of $242 million were from a line of credit borrowing of $154 million denominated in U.S. dollars, a term loan denominated in U.S. dollars of $85 million and a line of credit borrowing of $3 million denominated in Japanese Yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 100 basis points on these borrowings would have changed net earnings by $1.5 million, or $0.02 per-share diluted, for the fiscal year ended June 30, 2014.

Discount Rate Risks

As of June 30, 2014, a 10% change in the Company’s discount rate used to determine the pension benefit obligation of the Switzerland Defined Benefit Plan would have an immaterial impact on the Consolidated Financial Statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Management excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of II-VI Laser Enterprise which was acquired on September 12, 2013, and II-VI Network Solutions Division which was acquired on November 1, 2013. The recent acquisitions excluded from management’s assessment of internal controls over financial reporting represented approximately $250.4 million and $152.5 million of total assets and net assets as of June 30, 2014 and approximately $115.2 million and $(20.0) million of total revenues and net income for the fiscal year then ended. Based on the evaluation, management concluded that as of June 30, 2014, the Company’s internal controls over financial reporting were effective and provides reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Ernst & Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting as of June 30, 2014. Their report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries

We have audited II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). II-VI Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of II-VI Laser Enterprises and II-VI Network Solutions Division, which is included in the 2014 consolidated financial statements of II-VI Incorporated and Subsidiaries and constituted $250.4 million and $152.5 million of total and net assets, respectively, as of June 30, 2014 and $115.2 million and $(20.0) million of revenues and net income (loss), respectively, for the year then ended. Our audit of internal control over financial reporting of II-VI Incorporated and Subsidiaries also did not include an evaluation of the internal control over financial reporting of II-VI Laser Enterprises and II-VI Network Solutions Division.

In our opinion, II-VI Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2014 of II-VI Incorporated and Subsidiaries and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA

August 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of II-VI Incorporated and Subsidiaries at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), II-VI Incorporated and Subsidiaries' internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA

August 28, 2014

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets

June 30,	2014	2013
Current Assets
Cash and cash equivalents	$174,660	$185,433
Accounts receivable - less allowance for doubtful accounts of $1,852 and $1,479, respectively	136,723	107,173
Inventories	165,873	141,859
Deferred income taxes	11,118	10,794
Prepaid and refundable income taxes	4,440	4,543
Prepaid and other current assets	12,917	11,342
Total Current Assets	505,731	461,144
Property, plant & equipment, net	208,939	170,672
Goodwill	196,145	123,352
Other intangible assets, net	136,404	86,701
Investment	11,589	11,203
Deferred income taxes	4,038	2,696
Other assets	9,080	8,034
Total Assets	$1,071,926	$863,802

Current Liabilities
Current portion of long-term debt	$20,000	$-
Accounts payable	45,767	23,617
Accrued compensation and benefits	32,461	28,315
Accrued income taxes payable	4,584	7,697
Deferred income taxes	732	110
Other accrued liabilities	31,521	34,695
Total Current Liabilities	135,065	94,434
Long-term debt	221,960	114,036
Deferred income taxes	7,440	4,095
Other liabilities	32,418	15,129
Total Liabilities	396,883	227,694

Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 70,935,098 shares and 70,223,286 shares, respectively	213,573	194,284
Accumulated other comprehensive income	19,406	15,600
Retained earnings	521,327	482,878
	754,306	692,762
Treasury stock, at cost, 9,481,963 shares and 8,011,733 shares, respectively	(79,263)	(56,654)
Total Shareholders' Equity	675,043	636,108
Total Liabilities and Shareholders' Equity	$1,071,926	$863,802

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings

Year Ended June 30,	2014	2013	2012
($000 except per share data)
Revenues
Domestic	$240,534	$241,045	$214,822
International	442,727	310,030	301,581
Total Revenues	683,261	551,075	516,403

Costs, Expenses and Other Expense (Income)
Cost of goods sold	456,545	347,558	315,056
Internal research and development	42,523	22,689	21,410
Selling, general and administrative	137,707	109,337	98,415
Interest expense	4,479	1,160	212
Other expense (income), net	(3,634)	(7,155)	(7,168)
Total Costs, Expenses, and Other Expense (Income)	637,620	473,589	427,925

Earnings from Continuing Operations Before Income Taxes	45,641	77,486	88,478

Income Taxes	7,325	18,766	17,760

Earnings from Continuing Operations	38,316	58,720	70,718

Earnings (loss) from Discontinued Operation, net of income taxes	133	(6,789)	(9,443)

Net Earnings	38,449	51,931	61,275
Less: Net Earnings Attributable to Redeemable Noncontrolling Interest	-	1,118	969
Net Earnings Attributable to II-VI Incorporated	$38,449	$50,813	$60,306

Basic earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.62	$0.92	$1.10
Discontinued operation	$-	$(0.11)	$(0.15)
Consolidated	$0.62	$0.81	$0.96
Diluted earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.60	$0.90	$1.08
Discontinued operation	$-	$(0.11)	$(0.15)
Consolidated	$0.60	$0.80	$0.94

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

Year Ended June 30,	2014	2013	2012
($000)
Net earnings	$38,449	$51,931	$61,275
Other comprehensive income (loss):
Foreign currency translation adjustments	2,363	5,362	(2,878)
Pension adjustment, net of taxes of $387	1,443	-	-
Comprehensive income	$42,255	$57,293	$58,397

Net earnings attributable to redeemable noncontrolling interest	$-	$1,118	$969
Other comprehensive income attributable to redeemable noncontrolling interest:
Foreign currency translation adjustments attributable to redeemable noncontrolling interest	-	(295)	-
Comprehensive income attributable to redeemable noncontrolling interest	$-	$823	$969
Comprehensive income attributable to II-VI Incorporated	$42,255	$56,470	$57,428

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
(000)
Balance-July 1, 2011	69,077	$159,186	$13,116	$377,264	(6,394)	$(28,293)	$521,273
Shares issued under stock incentive plans	550	2,738	-	-	-	-	2,738
Net earnings attributable to II-VI Incorporated	-	-	-	60,306	-	-	60,306
Purchases of treasury stock	-	-	-	-	(302)	(4,988)	(4,988)
Treasury stock in deferred compensation plan	-	1,966	-	-	(98)	(1,966)	-
Foreign currency translation adjustment	-	-	(2,878)	-	-	-	(2,878)
Share-based compensation expense	-	11,584	-	-	-	-	11,584
Excess tax benefits from share-based compensation expense	-	821	-	-	-	-	821
Adjustment to redeemable noncontrolling interest	-	-	-	(2,630)	-	-	(2,630)
Balance-June 30, 2012	69,627	$176,295	$10,238	$434,940	(6,794)	$(35,247)	$586,226
Shares issued under stock incentive plans	596	4,104	-	-	-	-	4,104
Net earnings attributable to II-VI Incorporated	-	-	-	50,813	-	-	50,813
Purchases of treasury stock	-	-	-	-	(1,141)	(19,978)	(19,978)
Treasury stock in deferred compensation plan	-	1,291	-	-	(70)	(1,291)	-
Minimum tax withholding requirements	-	-	-	-	(7)	(138)	(138)
Foreign currency translation adjustment	-	-	5,362	-	-	-	5,362
Share-based compensation expense	-	11,959	-	-	-	-	11,959
Excess tax benefits from share-based compensation expense	-	635	-	-	-	-	635
Adjustment to redeemable noncontrolling interest	-	-	-	(2,875)	-	-	(2,875)
Balance-June 30, 2013	70,223	$194,284	$15,600	$482,878	(8,012)	$(56,654)	$636,108
Shares issued under stock incentive plans	712	4,482	-	-	(44)	(827)	3,655
Net earnings attributable to II-VI Incorporated	-	-	-	38,449	-	-	38,449
Purchases of treasury stock	-	-	-	-	(1,333)	(19,973)	(19,973)
Treasury stock in deferred compensation plan	-	1,809	-	-	(93)	(1,809)	-
Foreign currency translation adjustment	-	-	2,363	-	-	-	2,363
Share-based compensation expense	-	12,347	-	-	-	-	12,347
Pension other comprehensive income	-	-	1,443	-	-	-	1,443
Excess tax benefits from share-based compensation expense	-	651	-	-	-	-	651
Balance-June 30, 2014	70,935	$213,573	$19,406	$521,327	(9,482)	$(79,263)	$675,043

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended June 30,	2014	2013	2012
($000)
Cash Flows from Operating Activities
Net earnings	$38,449	$51,931	$61,275
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operation, net of tax	(133)	6,789	9,443
Depreciation	41,805	34,135	30,072
Amortization	11,293	6,657	4,451
Share-based compensation expense	12,347	11,959	11,584
Loss (gain) on foreign currency transactions	700	1,244	(1,514)
Gain on sale of equity investment	-	-	(1,021)
Earnings from equity investments	(698)	(1,048)	(1,059)
Deferred income taxes	(4,435)	1,962	577
Impairment on property, plant and equipment	-	900	-
Excess tax benefits from share-based compensation expense	(651)	(635)	(821)
Increase (decrease) in cash from changes in:
Accounts receivable	(28,486)	5,441	(9,538)
Inventories	12,794	1,969	(15,168)
Accounts payable	19,813	(9,376)	2,921
Income taxes payable	(6,282)	4,351	2,824
Other operating net assets	(2,251)	(5,807)	(3,448)
Net cash provided by operating activities:
Continuing Operations	94,265	110,472	90,578
Discontinued Operation	1,197	(2,865)	(2,509)
Net cash provided by operating activities	95,462	107,607	88,069
Cash Flows from Investing Activities
Additions to property, plant & equipment	(29,220)	(25,205)	(42,797)
Purchases of businesses, net of cash acquired	(177,676)	(126,193)	(46,141)
Proceeds received from contractual settlement from Thailand flooding	-	4,797	-
Proceeds received from sale of equity method investment	-	2,138	3,478
Other investing activities	79	-	615
Net cash used in investing activities:
Continuing Operations	(206,817)	(144,463)	(84,845)
Discontinued Operation	-	(68)	(43)
Net cash used in investing activities	(206,817)	(144,531)	(84,888)
Cash Flows from Financing Activities
Proceeds on long-term borrowings	183,000	113,000	7,000
Payments on long-term borrowings	(55,000)	(11,000)	(14,295)
Purchases of treasury stock	(19,973)	(19,978)	(4,988)
Proceeds from exercises of stock options	4,358	4,104	2,658
Payments on cash earnout arrangement	(3,000)	-	(6,000)
Payment of redeemed noncontrolling interest	(8,789)	-	-
Other financing activities	(1,514)	(347)	821
Net cash provided by (used in) financing activities	99,082	85,779	(14,804)
Effect of exchange rate changes on cash and cash equivalents	1,500	1,634	(2,893)
Net (decrease) increase in cash and cash equivalents	(10,773)	50,489	(14,516)
Cash and Cash Equivalents at Beginning of Period	185,433	134,944	149,460
Cash and Cash Equivalents at End of Period	$174,660	$185,433	$134,944

Non cash transactions:
Capital lease obligation incurred on facility lease	$11,636	$-	$-

Purchase of businesses - holdback amount recorded in other accrued liabilities	$10,000	$-	$-
Purchase of business utilizing earnout consideration recorded in other current liabilities	$-	$3,300	$-
Note receivable received from the sale of an equity investment	$-	$-	$2,022

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

Foreign Currency Translation. For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l., Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”), Photop AOFR Pty. Ltd. (“AOFR”), II-VI Laser Enterprise and II-VI Network Solutions Division the functional currency is the United States (U.S.) dollar. The determination of the functional currency is made based on the appropriate economic and management indicators.

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

The Company factored a portion of the accounts receivable of its Japan subsidiary during each of the years ended June 30, 2014 and 2013. Factoring is done with large banks in Japan. During the years ended June 30, 2014 and 2013, $12.7 million and $8.5 million, respectively, of accounts receivable had been factored. As of June 30, 2014 and 2013, the amount included in other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse was immaterial.

Inventories. Inventories are valued at the lower of cost or market (“LCM”), with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. The Company records an inventory reserve as a charge against earnings for all products on hand more than twelve to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are presented net of reserves. The reserves totaled $12.0 million and $7.1 million at June 30, 2014 and 2013, respectively.

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

Business Combinations. The Company accounts for business acquisitions by establishing the acquisition-date fair value as the measurement for all assets acquired and liabilities assumed. Certain provisions of accounting principles generally accepted in the United States (“U.S. GAAP”) prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.

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

The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing.

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

Equity Method Investments. The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at June 30, 2014 and June 30, 2013 was $11.6 million and $11.2 million, respectively. During the years ended June 30, 2014, 2013 and 2012, the Company’s pro-rata share of earnings from this investment was $0.7 million, $1.0 million and $1.3 million, respectively, and was recorded in other expense (income), net in the Consolidated Statements of Earnings. During the years ended June 30, 2014 and 2013, the Company recorded dividends from this equity investment of $0.3 million and $0.5 million for the years ended June 30, 2014 and 2013, respectively.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change. The Company had no loss contingency liabilities at June 30, 2014 related to commitments and contingencies.

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

Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount more likely than not to be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes that its estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at June 30, 2014 were approximately $1.9 million and $2.9 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

Shipping and Handling Costs. Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were immaterial for the fiscal years ended June 30, 2014, 2013 and 2012.

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events in the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $18.0 million and $15.6 million, respectively, as of June 30, 2014 and 2013 and a pension adjustment of $1.4 million as of June 30, 2014.

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

Recently Issued Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company's Consolidated Financial Statements.

In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014 with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit or a portion thereof be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or a tax credit carryforward except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update is effective prospectively for fiscal years beginning after December 15, 2013 and will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Oclaro’s Fiber Amplifier and Micro-Optics Business

In November 2013, the Company acquired certain assets of Oclaro used in the fiber amplifier and micro-optics business. The Company operates the business under the name II-VI Network Solutions Division (“Network Solutions”) and includes it with II-VI Laser Enterprise, GmbH (“Laser Enterprise”) in the Company’s new operating segment, Active Optical Products. Network Solutions is a manufacturer of fiber amplifiers and micro-optics used in the optical communications market. At closing, the Company paid $79.6 million in cash, plus a $4.0 million holdback amount for 14 months to address any post-closing adjustments or claims, and $5.0 million that was previously paid to Oclaro on September 12, 2013. The purchase price of the Network Solutions acquisition is summarized as follows ($000):

Net cash paid at acquisition	$79,600
Cash previously paid	5,000
Holdback amount recorded in Other liabilities	4,000
Purchase price	$88,600

The following table presents the allocation of the purchase price of the assets acquired at the date of acquisition ($000):

Assets
Inventories	$11,314
Property, plant & equipment	9,700
Intangible assets	32,000
Goodwill	35,586
Total assets acquired	$88,600

The goodwill of $35.6 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Network Solutions. All of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Network Solutions included in the Company’s Consolidated Statement of Earnings were $53.4 million and $2.6 million, respectively, for the year ended June 30, 2014.

Oclaro’s Switzerland-Based Semiconductor Laser Business

In September 2013, the Company acquired all of the outstanding shares of Oclaro Switzerland GmbH, a limited liability company formed under the laws of the Swiss confederation, as well as certain additional assets of Oclaro used in the semiconductor laser business. The Company operates the acquired business under the name II-VI Laser Enterprise and includes it in the Company’s new operating segment, Active Optical Products. Laser Enterprise is a manufacturer of high-power semiconductor laser components enabling fiber and direct diode laser systems for material processing, medical, consumer and printing applications. In addition, the segment manufactures pump lasers for optical amplifiers for both terrestrial and submarine applications and vertical cavity surface emitting lasers (VCSELS) for optical navigation, optical interconnects and optical sensing applications. At closing, the Company paid $90.6 million of cash, net of cash acquired of $1.7 million, a $6.0 million holdback amount by the Company for 15 months to address any post-closing adjustments or claims, and a $2.0 million holdback amount for potential post-closing working capital adjustments. The Company paid an additional $2.5 million for a working capital adjustment in accordance with the purchase agreement. The purchase price of the Laser Enterprise acquisition is summarized as follows ($000):

Net cash paid at acquisition	$90,601
Cash paid for working capital adjustment	2,475
Holdback amount recorded in Other liabilities	6,000
Purchase price	$99,076

The following table presents the allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Inventories	$26,071
Prepaid and other assets	1,035
Deferred income taxes	1,771
Property, plant & equipment	30,184
Intangible assets	28,900
Goodwill	37,507
Total assets acquired	$125,468

Liabilities
Accounts payable	$2,214
Deferred income taxes	8,647
Accrued income taxes	2,714
Other accrued liabilities	12,817
Total liabilities assumed	$26,392
Net assets acquired	$99,076

The goodwill of Laser Enterprise of $37.5 million is included in the Active Optical Products segment and is attributed to the expected synergies and the assembled workforce of Laser Enterprise. None of the goodwill is deductible for income tax purposes.

The amount of revenues and net loss from operations of Laser Enterprise included in the Company’s Consolidated Statement of Earnings for the year ended June 30, 2014 was $61.8 million and $17.4 million, respectively.

In conjunction with the acquisitions of Network Solutions and Laser Enterprise, the Company expensed transactions costs of approximately $3.7 million, net of tax of $0.2 million, for the year ended June 30, 2014. These costs were recorded within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for fiscal year 2014 have been prepared as if the acquisitions of Network Solutions and Laser Enterprise had occurred on July 1, 2012, the beginning of the Company’s fiscal year 2013, which is the fiscal year prior to the acquisitions. As a result, certain transaction related expenses of $3.7 million (net of tax) for the year ended June 30, 2014 were only included in the earliest period presented below ($000 except per share data).

	Year Ended June 30,
	2014	2013
Net revenues	$734,912	$732,474
Net earnings attributable to II-VI Incorporated	$47,054	$44,693
Basic earnings per share	$0.76	$0.72
Diluted earnings per share	$0.75	$0.70

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred as described above, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 3.	Discontinued Operation

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by PRM and was included as part of the Military & Materials segment.   Prior periods have been restated to present this product line on a discontinued operation basis.   The revenues and earnings (losses) of the tellurium product line have been reflected as a discontinued operation for the periods presented as follows ($000):

June 30,	2014	2013	2012
($000)
Revenues	$1,849	$7,321	$18,227
Earnings (loss) from discontinued operation before income taxes	133	(6,789)	(9,583)
Income tax benefit	-	-	140
Earnings (loss) from discontinued operation net income taxes	$133	$(6,789)	$(9,443)

Note 4.	Inventories

The components of inventories, net of reserves, were as follows:

June 30,	2014	2013
($000)
Raw materials	$71,949	$59,290
Work in process	44,739	43,895
Finished goods	49,185	38,674
	$165,873	$141,859

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

June 30,	2014	2013
($000)
Land and improvements	$2,381	$2,236
Buildings and improvements	96,551	87,189
Machinery and equipment	335,408	276,802
Construction in progress	16,990	10,831
	451,330	377,058
Less accumulated depreciation	(242,391)	(206,386)
	$208,939	$170,672

Depreciation expense was $41.8 million, $34.1 million and $30.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Note 6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

In connection with the two acquisitions completed in fiscal year 2014 and the acquisitions completed in fiscal year 2013, the Company recorded the excess purchase prices over the net assets of the businesses acquired as goodwill in the accompanying Consolidated Balance Sheets, based on the purchase price allocation. Changes in the carrying amount of goodwill were as follows:

	Year Ended June 30, 2014
		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Total

Balance-July 1, 2013	$9,677	$60,269	$30,712	$22,694	$-	$123,352
Goodwill acquired	-	-	-	-	73,093	73,093
Goodwill adjustment	-	-	-	(516)	-	(516)
Foreign currency translation	77	139	-	-	-	216
Balance-June 30, 2014	$9,754	$60,408	$30,712	$22,178	$73,093	$196,145

During the year ended June 30, 2014, the Company recorded an adjustment to goodwill of $0.5 million associated with the November 2012 acquisition of M Cubed Technologies, Inc. (“M Cubed”). This adjustment related to a change in deferred income tax assets and was recorded in conjunction with the finalization and filing of the M Cubed final income tax return.

	Year Ended June 30, 2013
		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Total

Balance-July 1, 2012	$9,612	$48,496	$12,326	$10,314	$80,748
Goodwill acquired	-	10,980	18,386	12,381	41,746
Foreign currency translation	65	793	-	-	858
Balance-June 30, 2013	$9,677	$60,269	$30,712	$22,694	$123,352

The Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The measurement of a potential impairment begins with comparing the current fair value of the Company’s reporting units to the recorded value (including goodwill). The Company used a discounted cash flow (DCF) model and a market analysis to determine the current fair value of all its reporting units except for the Active Optical Products reporting unit. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. Due to the timing of the Company’s finalization of the current year acquisitions of Laser Enterprise and Network Solutions, a qualitative test was performed on the Active Optical Products segment during fiscal year ended 2014. As of April 1 of fiscal years 2014 and 2013, the Company completed its annual impairment tests of its reporting units. Based on the results of these analyses, the Company’s goodwill of $196.1 million as of June 30, 2014 and $123.4 million as of June 30, 2013 was not impaired.

As the estimated fair value of the Near Infrared Optics reporting unit was approximately 9% greater than its carrying value, the Company has concluded that this reporting unit is at risk of not passing step one of future goodwill impairment tests. In the event of unfavorable changes to the existing assumptions used in the impairment test such as the weighted average cost of capital (discount rate), growth rates and market multiples as well as changes in our internal structure, the carrying value of the Company’s goodwill could be impaired.  Although the Company believes that the current assumptions and estimates are reasonable, supportable and appropriate, the Near Infrared Optics reporting unit competes in a challenging environment with significant pricing pressure and rapidly changing technology and there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

As a result of the July 1, 2014 segment realignment as described in Item 1 of this Annual Report on Form 10-K, the Company will reassign the Active Optical Products segment's existing goodwill balance to the new reporting units utilizing a relative fair value allocation approach in accordance with authoritative accounting guidance. As part of this reassignment, the Company may be required to review the recoverability of the carrying value of goodwill at the new reporting units.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2014 and 2013 were as follows:

	Year Ended June 30, 2014			Year Ended June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Technology and patents	$50,505	$(14,474)	$36,031	$39,659	$(10,455)	$29,204
Trademarks	17,870	(1,037)	16,833	17,855	(963)	16,892
Customer lists	102,839	(19,448)	83,391	52,614	(12,189)	40,425
Other	1,586	(1,437)	149	1,580	(1,400)	180
Total	$172,800	$(36,396)	$136,404	$111,708	$(25,007)	$86,701

Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2014, 2013 and 2012 was $11.3 million, $6.7 million, and $4.5 million, respectively. The technology and patents are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 118 months. The customer lists are being amortized over 120 to 192 months with a weighted-average remaining life of approximately 150 months. As a result of the completion of the valuations of our recent acquisitions of Laser Enterprise and Network Solutions, the Company recorded $10.8 million of technology and patents and $50.1 million of customer lists.

In connection with past acquisitions, the Company acquired tradenames with indefinite lives. The carrying amount of these tradenames of $16.4 million is not amortized but tested annually for impairment. The Company completed its impairment test of these tradenames with indefinite lives in the fourth quarter of fiscal years 2014 and 2013. Based on the results of these tests, the tradenames were not impaired at June 30, 2014 or 2013.

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

Year Ending June 30,
2015	$11,716
2016	11,619
2017	11,609
2018	11,140
2019	10,715

Note 7.	Debt

The components of debt were as follows ($000):

June 30,	2014	2013
Line of credit, interest at LIBOR, as defined, plus 1.75% and 1.25%, respectively	$154,000	$111,000
Term loan, interest at LIBOR, as defined, plus 1.25%	$85,000	-
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,960	3,036
Total debt	241,960	114,036
Current portion of long-term debt	(20,000)	-
Long-term debt, less current portion	$221,960	$114,036

In September 2013, the Company amended and restated its existing credit agreement. The Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $225 million (increased from $140 million), as well as a $100 million Term Loan. The Term Loan shall be re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2014, the Company was in compliance with all financial covenants under its Amended Credit Facility.

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

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2014, the Company was in compliance with all covenants under the Yen facility.

The Company had aggregate availability of $71.0 million and $29.8 million under its lines of credit as of June 30, 2014 and 2013, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of June 30, 2014 and 2013, total outstanding letters of credit supported by the credit facilities were $1.9 million and $1.3 million, respectively.

The weighted-average interest rate of total borrowings for the years ended June 30, 2014 and 2013 was 1.8% and 1.4%, respectively. The weighted-average of total borrowings for the fiscal years ended June 30, 2014 and 2013 was $222.6 million and $82.5 million, respectively.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.3 million and $0.4 million for the fiscal years ended June 30, 2014 and 2013. Borrowings are payable upon demand with interest charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% at June 30, 2014 and June 30, 2013. At June 30, 2014 and 2013, there were no outstanding borrowings under this facility.

There are no interim maturities or minimum payment requirements related to the credit facilities before their respective expiration dates. Interest and commitment fees paid during the fiscal year ended June 30, 2014 and 2013 was $4.2 million and $1.1 million, respectively, and was immaterial for fiscal year 2012.

Note 8.	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

Year Ended June 30,	2014	2013	2012
($000)
U.S. income (loss)	$(2,863)	$19,253	$16,025
Non-U.S. income	48,504	58,233	72,453
Total Earnings Before Tax	$45,641	$77,486	$88,478

The components of income tax expense (benefit) from continuing operations were as follows:

Year Ended June 30,	2014	2013	2012
($000)
Current:
Federal	(1,067)	$2,759	$283
State	152	68	227
Foreign	12,675	13,977	16,673
Total Current	$11,760	$16,804	$17,183
Deferred:
Federal	(16)	$1,721	$3,409
State	148	113	(356)
Foreign	(4,567)	128	(2,476)
Total Deferred	$(4,435)	$1,962	$577
Total Income Tax Expense	$7,325	$18,766	$17,760

Principal items comprising deferred income taxes were as follows:

June 30,	2014	2013
($000)
Deferred income tax assets
Inventory capitalization	$5,402	$6,333
Non-deductible accruals	1,926	1,930
Accrued employee benefits	9,226	6,790
Net-operating loss and credit carryforwards	21,976	22,849
Share-based compensation expense	16,005	15,021
Other	577	205
Valuation allowances	(2,212)	(2,885)
Total deferred income tax assets	$52,900	$50,243
Deferred income tax liabilities
Tax over book accumulated depreciation	(17,625)	$(16,988)
Intangible assets	(25,505)	(21,561)
Other	(2,786)	(2,409)
Total deferred income tax liabilities	$(45,916)	$(40,958)
Net deferred income taxes	$6,984	$9,285

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2014	%	2013	%	2012	%
($000)
Taxes at statutory rate	$15,974	35	$27,120	35	$30,967	35
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	254	1	168	-	(187)	-
Taxes on non U.S. earnings	(6,672)	(15)	(6,991)	(9)	(9,841)	(11)
Settlement of unrecognized tax benefits	-	-	-	-	(842)	(1)
Research and manufacturing incentive deductions	(2,190)	(5)	(1,458)	(2)	(2,079)	(3)
Other	(41)	-	(73)	-	(258)	-
	$7,325	16	$18,766	24	$17,760	20

During the fiscal years ended June 30, 2014, 2013, and 2012, net cash paid by the Company for income taxes was $17.2 million, $11.9 million, and $13.2 million, respectively.

The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided was approximately $366 million at June 30, 2014. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $74 million would have been required as of June 30, 2014. It is the Company’s intention to permanently reinvest undistributed earnings of its foreign subsidiaries; therefore, no provision has been made for future income taxes on the undistributed earnings of foreign subsidiaries, as they are considered indefinitely reinvested.

The sources of differences resulting in deferred income tax expense (benefit) from continuing operations and the related tax effect of each were as follows:

Year Ended June 30,	2014	2013	2012
($000)
Depreciation and amortization	$(3,581)	$(2,825)	$38
Inventory capitalization	646	84	(1,947)
Net operating loss and credit carryforwards net of valuation allowances	533	4,786	1,859
Share-based compensation expense	(984)	(3,487)	(2,442)
Other	(1,049)	3,404	3,069
	$(4,435)	$1,962	$577

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2014:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$4,117	June 2019-June 2034
State tax credits	2,827	June 2014-June 2029
Operating loss carryforwards:
Loss carryforwards - federal	$36,124	June 2022-June 2029
Loss carryforwards - state	25,116	June 2014-June 2034
Loss carryforwards - foreign	9,427	June 2016-June 2022

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

Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
($000)
Balance at Beginning of Year	$3,181	$2,850	$4,744
Increases in current year tax positions	298	338	738
Increases in prior year tax positions	2	-	-
Decreases in prior year tax positions	-	(7)	(41)
Settlements	-	-	(1,788)
Expiration of statute of limitations	(706)	-	(803)
Balance at End of Year	$2,775	$3,181	$2,850

The Company classifies all estimated and actual interest and penalties as income tax expense. There was no interest and penalties within income tax expense for fiscal year 2014. During the fiscal years ended June 30, 2013 and 2012, the Company recognized $0.1 million of expense and $0.2 million of benefit, respectively, of interest and penalties within income tax expense. The Company had $0.2 million, $0.2 million, and $0.1 million of interest and penalties accrued at June 30, 2014, 2013, and 2012, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $2.8 million and $3.2 million at June 30, 2014 and 2013, respectively. The Company expects a decrease of $1.4 million of unrecognized tax benefits during the next twelve months due to the expiration of statutes of limitation.

In December 2011, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal year 2009 with no significant findings. As a result, during the fiscal year ended June 30, 2012, the Company reversed certain unrecognized tax benefits from fiscal year 2009 and recognized an income tax benefit of approximately $0.8 million.

Fiscal years 2011 to 2014 remain open to examination by the Internal Revenue Service, fiscal years 2010 to 2014 remain open to examination by certain state jurisdictions, and fiscal years 2007 to 2014 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal years 2011 and 2012 California state income tax returns are currently under examination by the State of California’s Franchise Tax Board. The Company’s fiscal year 2011 Italian income tax return is currently under examination.

Note 9.Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted-average shares issuable upon the exercise of stock options that were not included in the calculation were 507,000, 470,000 and 220,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, because they were anti-dilutive.

Year Ended June 30,	2014	2013	2012
($000 except per share)
Earnings from continuing operations attributable to II-VI Incorporated	$38,316	$57,602	$69,749
Earnings (loss) from discontinued operation	$133	(6,789)	(9,443)
Net Earnings from continuing operations attributable to II-VI Incorporated	$38,449	$50,813	$60,306
Divided by:
Weighted average shares	62,248	62,411	62,823

Basic earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.62	$0.92	$1.10
Discontinued operation	$-	$(0.11)	$(0.15)
Consolidated	$0.62	$0.81	$0.96

Earnings from continuing operations attributable to II-VI Incorporated	$38,316	$57,602	$69,749
Earnings (loss) from discontinued operation	$133	(6,789)	(9,443)
Net Earnings from continuing operations attributable to II-VI Incorporated	$38,449	$50,813	$60,306
Divided by:
Weighted average shares	62,248	62,411	62,823
Diluted effect of common stock equivalents	1,438	1,473	1,562
Diluted weighted average common shares	63,686	63,884	64,385

Diluted earnings (loss) attributable to II-VI Incorporated per common share:
Continuing operations	$0.60	$0.90	$1.08
Discontinued operation	$-	$(0.11)	$(0.15)
Consolidated	$0.60	$0.80	$0.94

Note 10.	Operating Leases

The Company leases certain property under operating leases that expire at various dates through the year ending July 2061. Future rental commitments applicable to the operating leases at June 30, 2014 are as follows:

Year Ending June 30,
($000)
2015	$13,298
2016	10,056
2017	7,191
2018	5,158
2019	1,990
Thereafter	18,795

Rent expense was approximately $13.6 million, $9.8 million, and $7.6 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Note 11.	Share-Based Compensation Plans

The Company’s Board of Directors adopted the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders at the Annual Meeting in November 2012. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan shall not in the aggregate exceed 1,900,000 shares of Common Stock, not including any remaining shares forfeited under the predecessor plan that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee. As of June 30, 2014, there were approximately 1,242,317 shares available to be issued under the Plan, including forfeited shares from predecessor plans.

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

Share-based compensation expense for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows ($000):

	Year Ended	Year Ended	Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012

Stock Options and Cash-Based Stock Appreciation Rights	5,818	$5,046	$6,025

Restricted Share Awards and Cash-Based Restricted Share Unit Awards	4,868	4,411	2,945

Performance Share Awards and Cash-Based Performance Share Unit Awards	2,311	3,200	2,614

	$12,997	$12,657	$11,584

The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Consolidated Statements of Earnings, based on the employee classification of the grantees. Share-based compensation expense associated with liability awards was $0.7 million in fiscal years 2014 and 2013, respectively, and was not significant in fiscal year 2012.

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option expense. During the fiscal years ended June 30, 2014, 2013 and 2012, the weighted-average fair value of options granted under the stock option plan was $8.21, $8.37 and $9.32, respectively, per option using the following assumptions:

Year Ended June 30,	2014	2013	2012
Risk-free interest rate	1.71%	0.98%	1.05%
Expected volatility	47%	49%	59%
Expected life of options	5.56 years	5.66 years	5.47 years
Dividend yield	None	None	None

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

Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2014 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Rights	Exercise Price
Outstanding - July 1, 2013	4,670,011	$15.59	60,820	$18.78
Granted	612,180	$18.38	58,470	$17.88
Exercised	(438,449)	$10.22	(460)	$18.93
Forfeited and Expired	(139,188)	$18.51	(10,112)	$18.94
Outstanding - June 30, 2014	4,704,554	$16.37	108,718	$18.28
Exercisable - June 30, 2014	3,025,156	$15.48	10,574	$18.79

As of June 30, 2014, 2013 and 2012, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $5.2 million, $9.7 million and $14.6 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended June 30, 2014, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2014, 2013, and 2012 was $3.1 million, $2.9 million, and $4.5 million, respectively. As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights was $9.4 million. This cost is expected to be recognized over a weighted-average period of approximately three years. Outstanding and exercisable stock options at June 30, 2014 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average Remaining	Average	Number of	Average Remaining	Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$8.44-$12.80	1,331,888	3.05	$10.70	1,233,668	2.88	10.59
$13.17-$20.26	2,831,846	7.00	$17.45	1,196,748	5.44	16.47
$20.47-$27.18	649,538	4.37	$23.52	605,314	4.18	23.49
	4,813,272	5.52	$16.42	3,035,730	4.14	15.49

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

Restricted share and cash-based restricted share unit activity during the fiscal year ended June 30, 2014, was as follows:

	Restricted Share Awards		Cash-Based Restricted Share Units
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Units	Grant Date Fair Value
Nonvested - June 30, 2013	798,624	$18.18	30,270	$18.78
Granted	223,760	$17.26	39,880	$17.05
Vested	(195,707)	$19.19	-	$-
Forfeited	(42,642)	$18.29	(5,840)	$18.63
Nonvested - June 30, 2014	784,035	$17.66	64,310	$17.72

As of June 30, 2014, total unrecognized compensation cost related to non-vested restricted share and cash-based restricted share unit awards was $5.7 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the date of grant and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the period-end date and is being recognized over the vesting period. The total fair value of the restricted share and cash-based restricted share unit awards granted during the years ended June 30, 2014, 2013 and 2012, was $4.5 million, $7.0 million and $5.5 million, respectively. The total fair value of restricted shares vested was $3.8 million and $0.7 million during fiscal years 2014 and 2013, respectively, and was not significant during fiscal year 2012.

Performance Share Awards and Cash-Based Performance Share Unit Awards:

The Compensation Committee of the Board of Directors of the Company granted certain executive officers and employees performance share awards and performance share unit awards under the Plan. As of June 30, 2014, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods.

The performance share compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based performance share unit compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the period-end date, and is being recognized over the vesting period. Performance share and cash-based performance share unit award activity relating to the plan during the year ended June 30, 2014, was as follows:

	Performance Share Awards		Cash-Based Performance Share Units
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Units	Grant Date Fair Value
Nonvested - June 30, 2013	359,754	$17.85	107,096	$18.93
Granted	105,900	$19.37	2,150	$19.37
Vested	(77,656)	$17.53	-	$-
Forfeited	(55,818)	$17.56	(10,102)	$18.93
Nonvested - June 30, 2014	332,180	$18.46	99,144	$18.94

As of June 30, 2014, total unrecognized compensation cost related to non-vested performance share and cash-based performance share unit awards was $3.3 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of the performance share and cash-based performance share unit awards granted during the fiscal years ended June 30, 2014, 2013 and 2012 was $2.1 million, $5.9 million and $3.3 million, respectively. The total fair value of performance shares vested during the fiscal years ended June 30, 2014, 2013 and 2012 was $1.3 million, $2.6 million and $1.6 million, respectively.

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

The Company has five reportable segments as of June 30, 2014. The Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon reported business segment earnings, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. The segments are managed separately due to the production requirements and facilities unique to each segment. The Company has the following reportable segments at June 30, 2014: (i) Infrared Optics, which consists of the Company’s infrared optics and material products businesses, HIGHYAG Lasertechnologies, GmbH (“HIGHYAG”) and certain remaining corporate activities, primarily corporate assets and capital expenditures; (ii) Near-Infrared Optics, which consists of Photop, Photop Aegis, Inc. (“Photop Aeigs”) and Photop AOFR; (iii) Military & Materials, which consists of the Company’s LightWorks Optical Systems (formerly the Company’s EEO and LightWorks Optical Systems subsidiaries, “LWOS”), VLOC Incorporated (“VLOC”), Max Levy Autograph, Inc. (“MLA”) and PRM; (iv) Advanced Products Group, which is comprised of the Company’s Marlow Industries, Inc. (“Marlow”), M Cubed, the Wide Bandgap Materials Group (“WBG”) and the Worldwide Materials Group (“WMG”), which is responsible for corporate research and development activities; and (v) Active Optical Products which consists of Laser Enterprise and Network Solutions.

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

The following tables summarize selected financial information of the Company’s operations by segment:

		Near-	Military	Advanced	Active
	Infrared	Infrared	&	Products	Optical
	Optics	Optics	Materials	Group	Products	Eliminations	Total
($000)
2014
Revenues	$209,658	$144,677	$98,324	$115,394	$115,208	$-	$683,261
Inter-segment revenues	1,608	2,406	6,514	6,388	563	(17,479)	-
Segment earnings (loss)	40,736	9,814	12,851	9,419	(26,334)	-	46,486
Interest expense	-	-	-	-	-	-	(4,479)
Other income, net	-	-	-	-	-	-	3,634
Income taxes	-	-	-	-	-	-	(7,325)
Earnings from discontinued operation	-	-	-	-	-	-	133
Net earnings	-	-	-	-	-	-	38,449
Depreciation and amortization	9,174	16,764	8,111	9,947	9,102	-	53,098
Segment assets	231,874	295,953	117,730	175,986	250,383	-	1,071,926
Expenditures for property, plant and equipment	9,719	8,171	5,539	3,525	2,266	-	29,220
Equity investment	-	-	-	11,589	-	-	11,589
Goodwill	9,754	60,408	30,712	22,178	73,093	-	196,145

		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
($000)
2013
Revenues	$203,319	$154,852	$97,116	$95,788	$-	$551,075
Inter-segment revenues	2,618	896	4,853	5,311	(13,678)	-
Segment earnings	49,457	19,628	656	1,750		71,491
Interest expense	-	-	-	-	-	(1,160)
Other income, net	-	-	-	-	-	7,155
Income taxes	-	-	-	-	-	(18,766)
Loss from discontinued operation	-	-	-	-	-	(6,789)
Net earnings	-	-	-	-	-	51,931
Depreciation and amortization	8,423	17,286	7,023	8,060	-	40,792
Segment assets	238,700	307,431	139,923	177,748	-	863,802
Expenditures for property, plant and equipment	5,812	9,170	3,909	6,314	-	25,205
Equity investment	-	-	-	11,203	-	11,203
Goodwill	9,677	60,269	30,712	22,694	-	123,352

		Near-	Military	Advanced
	Infrared	Infrared	&	Products
	Optics	Optics	Materials	Group	Eliminations	Total
($000)
2012
Revenues	$201,611	$140,001	$100,235	$74,556	$-	$516,403
Inter-segment revenues	3,174	2,135	7,589	4,295	(17,193)	-
Segment earnings	51,095	14,060	7,925	8,442		81,522
Interest expense	-	-	-	-	-	(212)
Other income, net	-	-	-	-	-	7,168
Income taxes	-	-	-	-	-	(17,760)
Loss from discontinued operation	-	-	-	-	-	(9,443)
Net earnings	-	-	-	-	-	61,275
Depreciation and amortization	8,480	15,803	5,957	4,283	-	34,523
Expenditures for property, plant and equipment	8,072	12,249	11,983	10,493	-	42,797

Geographic information for revenues from the country of origin, and long-lived assets from the country of origin, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, is as follows:

	Revenues
Year-Ended June 30,	2014	2013	2012
($000)
United States	$263,493	$251,735	$204,706
Non-United States
China	114,247	123,306	123,348
Switzerland	70,260	10,268	11,714
Germany	69,983	59,628	51,962
Hong Kong	54,602	-	-
Japan	38,110	29,462	35,915
Vietnam	23,141	29,425	31,500
Philippines	14,959	17,400	26,185
Italy	8,897	7,593	7,214
Singapore	8,273	6,280	7,238
United Kingdom	7,148	6,865	6,026
Belgium	6,578	5,821	6,010
Australia	3,570	3,292	4,585
Total Non-United States	419,768	299,340	311,697
	$683,261	$551,075	$516,403

	Long-Lived Assets
June 30,	2014	2013	2012
($000)
United States	$109,138	$110,337	$85,709
Non-United States
China	45,667	43,139	45,412
Switzerland	22,524	5	10
Germany	16,129	2,107	1,581
Vietnam	9,107	10,081	10,278
Philippines	6,205	7,207	8,692
Hong Kong	5,111	-	-
Other	2,218	3,244	4,143
Total Non-United States	106,961	65,783	70,116
	$216,099	$176,120	$155,825

Note 13.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2014, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. During fiscal year 2014, the Company settled a contingent earnout arrangement related to the acquisition of LightWorks in the amount of $3.0 million. The LightWorks earnout arrangement provided up to a maximum of $4.2 million of additional cash payments to the former shareholders based upon LightWorks achieving certain agreed upon financial targets for revenues and customer orders in calendar year 2013. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represented a Level 3 measurement. Included in Other expense (income), net for the year ended June 30, 2014 is a $0.3 million unrealized gain due to a fair value remeasurement that reduced the earnout liability. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis as of June 30, 2014 ($000):

Fair Value Measurements at June 30, 2014 Using:
Quoted Prices in
		Active Markets	Significant
		for Identical	Other Observable	Significant Unobservable
	June 30,2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Contingent Earnout Arrangement	$-	$-	$-	$-
Foreign currency forward contracts	$54	$-	$54	$-

	Fair Value Measurements at June 30, 2013 Using:
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other Observable	Significant Unobservable
	June 30,2013	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Contingent Earnout Arrangement	$3,300	$-	$-	$3,300
Foreign currency forward contracts	$23	$-	$23	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during fiscal years 2014 and 2013.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangement related to the acquisition of LightWorks:

Significant Other
Unobservable Inputs
(Level 3)
Balance at June 30, 2013	$3,300
Payment of earnout arrangement	(3,000)
Changes in fair value	(300)

Balance at June 30, 2014	$-

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

The Company has recorded the fair market value of these contracts in the Company’s financial statements. These contracts had a total notional amount of $7.4 million and $4.7 million at June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, these forward contracts had expiration dates ranging from August 2014 through October 2014, with Japanese Yen denominations individually at 250 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in Other expense (income), net in the Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in other accrued liabilities in the Company’s Consolidated Balance Sheets. The change in the fair value of these contracts for the fiscal years ended June 30, 2014, 2013 and 2012 was insignificant.

Note 15.	Employee Benefit Plans

Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions accrued for the plan are made at the discretion of the Company’s board of directors and were $2.5 million, $2.2 million, and $2.8 million for the years ended June 30, 2014, 2013 and 2012, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Company’s Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 1,600,000 shares. There were 543,234 and 560,034 shares of Common Stock available for purchase under the plan at June 30, 2014 and 2013, respectively.

Switzerland Defined Benefit Plan

In conjunction with the acquisition of the Oclaro’s Switzerland-Based Semiconductor Laser Business we assumed a pension plan covering employees of our Swiss subsidiary (Swiss Plan). Employer and employee contributions are made to the Swiss plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for year ended June 30, 2014 were $2.3 million. Expected employer contributions in fiscal year 2015 are $2.1 million.

The funded status of the Swiss Plan in the fiscal year ended June 30, 2014 was as follows:

Year Ended
June 30, 2014
Change in projected benefit obligation:
Projected benefit obligation, date of acquisition	$38,748
Service cost	3,375
Interest cost	812
Plan amendments	(1,661)
Participant contributions	1,110
Benefits (paid) received	(3,959)
Actuarial (gain) loss on obligation	(867)
Currency translation adjustment	1,832
Projected benefit obligation, end of period	$39,390
Change in plan assets:
Plan assets at fair value, date of acquisition	30,167
Actual return on plan assets	776
Employer contributions	2,253
Participant contributions	1,110
Benefits (paid) received	(3,959)
Currency translation adjustment	1,617
Plan assets at fair value, end of period	$31,965
Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$1,570
Other non-current liabilities:
Underfunded pension liability	$7,425
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$1,443
Accumulated benefit obligation, end of period	$35,581

Net periodic pension cost associated with the Swiss Plan in the fiscal year ended June 30, 2014 included the following components:

Year Ended
June 30, 2014
Service cost	$3,375
Interest cost	812
Expected return on plan assets	(1,338)
Net amortization	-
Net period pension cost	$2,849

The Company expects to recognize approximately $0.3 million as a component of net periodic benefit cost in fiscal 2015 as a result of amortization from accumulated other comprehensive income.

The projected and accumulated benefit obligations for the Swiss Plan were calculated as of June 30, 2014 using the following assumptions:

Year Ended
June 30, 2014
Discount rate	2.0%
Salary increase rate	2.0%
Expected return on plan assets	3.5%
Expected average remaining working life (in years)	13.1

The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The salary increase rate is based on our best assessment for on-going increases over time. The expected long-term rate of return on plan assets is based on the expected asset allocation and taking into consideration historical long-term rates of return for the relevant asset categories.

The Swiss Plan is legally separate from II-VI, as are the assets of the plan. As of June 30, 2014, the Swiss Plan’s asset allocation was as follows:

Year Ended
June 30, 2014
Fixed income investments	22.0%
Equity investments	54.0%
Real estate	14.0%
Cash	8.0%
Alternative investments	2.0%
100.0%

The Swiss Plan assets are measured at fair value and are classified into two distinct levels of the fair value hierarchy. The Swiss Plan assets are comprised of Level 1 assets, which include cash, equity investments and fixed income investments, and Level 3 assets, which include real estate and alternative investments. The investment strategy of the Swiss Plan is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly.

Estimated future benefit payments under the Swiss Plan are estimated to be $1.3 million in fiscal year 2015, $1.1 million in fiscal year 2016, $1.6 million in fiscal year 2017, $0.7 million in fiscal year 2018, $3.1 million in fiscal year 2019 and $10.7 million thereafter. These benefits will be paid out of the assets of the Swiss Plan and not by the Company.

PRM Defined Benefit Plan

As a requirement of a collective bargaining agreement, PRM maintains a defined benefit plan for substantially all of its employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability was $0.6 million and $1.1 million at June 30, 2014 and June 30, 2013, respectively. The PRM Plan is an unfunded pension plan under which the Company makes payments directly to employees. As these payments are made directly by the Company, there are no separate assets utilized to fund this plan.

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. Under the Compensation Plan, eligible participants can elect to defer up to 100% of discretionary incentive compensation, performance share awards and restricted share awards into the Compensation Plan. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. Employees of the Company made contributions to the Compensation Plan in the amounts of approximately $1.9 million, $1.8 million, and $1.4 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. There were no employer contributions made to the Compensation Plan for the fiscal years ended June 30, 2014, 2013 and 2012.

Note 16.	Other Accrued Liabilities

The components of other accrued liabilities were as follows:

June 30,	2014	2013
($000)
Acquisition holdbacks	$10,000	$-
Redeemable noncontrolling interest liability	-	8,568
Earnout arrangement	-	3,300
Warranty reserve	2,859	1,661
Other accrued liabilities	18,662	21,166
	$31,521	$34,695

In June 2013, the Company received notice from the noncontrolling interest holder of HIGHYAG of the intention to exercise the put option. The value of the put option was calculated using a formulaic model based upon earnings before interest, income taxes, depreciation and amortization (EBITDA), revenue growth and other variables. The price for the 25.07% noncontrolling interest the Company did not already own was $7.6 million; in addition a dividend of $1.0 million also was declared and was paid to the noncontrolling interest holder in fiscal year 2014. Both of these amounts are included in the Consolidated Balance Sheet as of June 30, 2013 as a current liability within Other accrued liabilities as these amounts were paid in August 2013.

Changes in the carrying amount of our redeemable noncontrolling interest were as follows:

Year Ended June 30,	2014	2013	2012
($000)
Balance at Beginning of Year	$-	$5,160	$1,828
Net earnings attributable to redeemable noncontrolling interest	-	1,118	969
Other changes	-	(585)	(267)
Redemption value adjustment to redeemable noncontrolling interest	-	2,875	2,630
Reclassification of redeemable noncontrolling interest to Other accrued liabilities	-	(8,568)	-
Balance at End of Year	$-	$-	$5,160

The following table summarizes the change in the carrying value of the company’s warranty reserve included in Other Accrued Liabilities as of and for the year ended June 30, 2014.

Year Ended June 30,	2014
($000)
Balance-Beginning of Year	$1,661
Settlements during the period	(1,843)
Additional warranty liability recorded	1,868
Warranty liability assumed through acquisitions	1,173
Balance-End of Year	$2,859

Note 17.	Commitments and Contingencies

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a significant amount of penalties is reasonably likely to be incurred under these commitments based upon historical experience and current expectation. Total future commitments are as follows:

Year Ending June 30,
($000)
2015	$15,906
2016	489
2017	488
2018	-
2019	$-

Note 18.	Capital Lease

In December 2013, the Company's HIGHYAG subsidiary entered into a capital lease related to a building in Germany.   The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending:	Amount
2015	$1,071
2016	1,071
2017	1,071
2018	1,071
2019	1,071
Thereafter	12,228

Total minimum lease payments	17,583
Less amount representing interest	5,947

Present value of capitalized payments	11,636
Less: current portion	453

Long-term portion	$11,183

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2014.  The present value of the capitalized payments of $11.6 million was recorded in Property, plant & equipment, net, in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2014, with associated depreciation expense being recorded over the 17 year life of the lease.

In August 2014, the Company exited its capital lease obligation by purchasing the existing manufacturing facility in Berlin, Germany utilized by the Company’s HIGHYAG business.  The total cash paid for this purchase was approximately $13.4 million and was financed through existing cash balances at June 30, 2014.

Note 19.	Share Repurchase Programs

In February 2014 and May 2012, the Board of Directors authorized the Company to purchase up to $20 million and $25 million, respectively, of its Common Stock. The repurchase programs called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal years ended June 30, 2014, 2013 and 2012, the Company purchased 1,333,355 shares, 1,141,022 shares, 301,716 shares of its Common Stock for $20.0 million, $20.0 million, and $5.0 million, respectively, under the repurchase programs.

In August 2014, the Board of Directors authorized the Company to purchase up to $50.0 million of its Common Stock. The repurchase program has no expiration and calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and available for general corporate purposes. During August 2014, the Company purchased 180,000 shares of its Common Stock for $2.5 million under this new repurchase program.

Quarterly Financial Data (unaudited)

Fiscal 2014

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2013	2013	2014	2014
($000)
2014
Net revenues	$150,020	$171,765	$173,555	$187,921
Cost of goods sold	93,709	118,371	118,865	125,600
Internal research and development	7,747	11,355	12,099	11,322
Selling, general and administrative	35,093	32,471	33,848	36,295
Interest expense	483	1,169	1,412	1,415
Other expense (income) - net	53	(1,125)	(1,694)	(868)
Earnings from continuing operations before income taxes	12,935	9,524	9,025	14,157
Income taxes	3,243	2,086	494	1,502
Earnings from continuing operations	9,692	$7,438	$8,531	$12,655
Earnings (loss) from discontinued operations, net of income taxes	2	$131	$-	$-
Net Earnings Attributable to II-VI Incorporated	$9,694	$7,569	$8,531	$12,655
Net Earnings Attributable to II-VI Incorporated: Basic earnings per share:
Continuing operations	$0.16	$0.12	$0.14	$0.21
Discontinued operation	$0.00	$-	$-	$-
Consolidated	$0.16	$0.12	$0.14	$0.21
Net Earnings Attributable to II-VI Incorporated: Diluted earnings per share:
Continuing operations	$0.15	$0.12	$0.13	$0.20
Discontinued operation	$0.00	$-	$-	$-
Consolidated	$0.15	$0.12	$0.13	$0.20

Fiscal 2013

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2012	2012	2013	2013
($000)
2013
Net revenues	$127,998	$125,107	$143,940	$154,030
Cost of goods sold	77,599	77,839	92,986	99,134
Internal research and development	5,585	5,626	5,781	5,697
Selling, general and administrative	26,356	26,174	27,004	29,803
Interest expense	36	223	449	452
Other expense (income) - net	(761)	(4,551)	(1,401)	(442)
Earnings from continuing operations before income taxes	19,183	19,796	19,121	19,386
Income taxes	4,262	6,721	2,861	4,922
Earnings from continuing operations	14,921	$13,075	$16,260	$14,464
Earnings (loss) from discontinued operations, net of income taxes	(1,789)	$(608)	$(166)	$(4,226)
Net Earnings	13,132	$12,467	$16,094	$10,238
Net Earnings Attributable to Noncontrolling Interest	414	$267	$225	$212
Net Earnings Attributable to II-VI Incorporated	$12,718	$12,200	$15,869	$10,026
Net Earnings Attributable to II-VI Incorporated: Basic earnings per share:
Continuing operations	$0.23	$0.20	$0.26	$0.23
Discontinued operation	$(0.03)	$(0.01)	$(0.00)	$(0.07)
Consolidated	$0.20	$0.19	$0.26	$0.16
Net Earnings Attributable to II-VI Incorporated: Diluted earnings per share:
Continuing operations	$0.23	$0.20	$0.25	$0.22
Discontinued operation	$(0.03)	$(0.01)	$(0.00)	$(0.07)
Consolidated	$0.20	$0.19	$0.25	$0.16

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2014, 2013, AND 2012

(IN THOUSANDS OF DOLLARS)

		Additions
	Balance at	Charged	Charged		Deduction		Balance
	Beginning	to	to Other		from		at End
	of Year	Expense	Accounts		Reserves		of Year
YEAR ENDED JUNE 30, 2014:
Allowance for doubtful accounts	$1,479	$993	$-		$(620)	(3)	$1,852
Warranty reserves	$1,661	$1,868	$1,173	(1)	$(1,843)		$2,859

YEAR ENDED JUNE 30, 2013:
Allowance for doubtful accounts	$1,536	$(92)	$179	(2)	$(144)	(3)	$1,479
Warranty reserves	$1,247	$1,851	$-		$(1,437)		$1,661

YEAR ENDED JUNE 30, 2012:
Allowance for doubtful accounts	$766	$940	$(18)		$(152)	(3)	$1,536
Warranty reserves	$1,187	$1,710	$-		$(1,650)		$1,247

(1)	Relates to the warranty reserve acquired from the acquisitions.
(2)	Primarily relates to allowance for doubtful accounts from the acquisitions.
(3)	Primarily relates to write-offs of accounts receivable.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of II-VI Laser Enterprise which was acquired on September 12, 2013, and II-VI Network Solutions Division which was acquired on November 1, 2013. The recent acquisitions excluded from management’s assessment of internal controls over financial reporting represented approximately $250.4 million and $152.5 million of total assets and net assets as of June 30, 2014 and approximately $115.2 million and $(20.0) million of total revenues and net income for the fiscal year then ended. See the “Report of Management” which is set forth under Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).

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

(2) Schedules

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2014 is set forth under Item 8 of this Annual Report on Form 10-K.

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
2.03

Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V., a Netherland corporation, and Oclaro Technology LTD., a company incorporated under the laws of England and Wales (the “Purchase Agreement”). Schedules to the Purchase Agreement identified in the Table of Contents to the Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
2.04

Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated, a Pennsylvania corporation, and Oclaro Technology Limited, a company incorporated under the laws of England and Wales (the “Purchase Agreement”). Schedules to the Purchase Agreement identified in the Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 11, 2013.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference is Exhibit 3.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
10.01	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.04 to II-VI’s Registration Statement No. 33-16389 on Form S-1.
10.02	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended March 31, 1996.
10.03	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference is Exhibit 10.05 to II-VI’s Registration Statement No. 33-16389 on Form S-1.
10.04	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference is Exhibit 10.15 to II-VI’s Registration Statement No. 33-16389 on Form S-1.
10.05	Form of Employment Agreement*	Incorporated herein by reference is Exhibit 10.16 to II-VI’s Registration Statement No. 33-16389 on Form S-1.
10.06	Description of Management-By- Objective Plan*	Incorporated herein by reference is Exhibit 10.09 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1993.
10.07	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.

Exhibit Number	Description of Exhibit
10.08	Description of Bonus Incentive Plan*	Incorporated herein by reference is Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.09	Amended and Restated II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the Quarter Ended December 31, 1996.
10.10	II-VI Incorporated Arrangement for Director Compensation*	Incorporated herein by reference is Exhibit 10.12 to II-VI’s Annual report on Form 10-K (File No. 000-16195) for the fiscal year Ended June 30, 2009.
10.11	II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 26, 2005.
10.12	Form of Nonqualified Stock Option under the II-VI Incorporated 2005 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 16195) for the Quarter Ended December 31, 2005.
10.13	300,000,000 Japanese Yen Term Loan Second Amendment to Second Amended and Restated Letter Agreement by and among II-VI Japan Incorporated and PNC Bank, National Association dated October 23, 2006.	Incorporated herein by reference is Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.
10.14	Second Allonge to Rate Protection Term Note by and among II-VI Japan Incorporated in favor of PNC Bank, National Association dated October 23, 2006.	Incorporated here by reference is Exhibit 10.3 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 26, 2006.
10.15	Amended and Restated Employment Agreement by and between II-VI and Francis J. Kramer	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000- 16195) filed on September 24, 2008.
10.16	Amended and Restated Employment Agreement by and between II-VI and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.
10.17	Description of Discretionary Incentive Plan*	Incorporated herein by reference is Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.
10.18	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 25, 2009.
10.19

$50,000,000 Revolving Credit Facility, Credit Agreement by and among II-VI Incorporated and The Guarantors Party thereto and The Banks Party thereto and PNC Bank, National Association, As Agent Dated as of June 15, 2011.

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

Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 21, 2012.
10.30	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.31	Form of Restricted Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.32	Form of Performance Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.33	Form of Stock Appreciation Rights under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.34	Form of Performance Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.35	Form of Restricted Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.36

$225,000,000 Revolving Credit Facility $100,000,000 Term Loan Facility Second Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, as Agent dated as of September 10, 2013.

Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
10.37	Employment Agreement by and between II-VI Incorporated and Mary Jane Raymond.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 12, 2014.

Exhibit Number	Description of Exhibit
10.38	Form of Relative Total Shareholder Return Performance Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Filed herewith.
10.39	Form of Relative Total Shareholder Return Performance Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Filed herewith.
21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.
23.01	Consent of Ernst & Young LLP	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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

II-VI INCORPORATED

Date: August 28, 2014	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 28, 2014	By:	/s/ Francis J. Kramer
Francis J. Kramer
President, Chief Executive Officer and Director
Principal Financial and Accounting Officer:

Date: August 28, 2014	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

Date: August 28, 2014	By:	/s/ Carl J. Johnson
Carl J. Johnson
Director

Date: August 28, 2014	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 28, 2014	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: August 28, 2014	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: August 28, 2014	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 28, 2014	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

Date: August 28, 2014	By:	/s/ Howard H. Xia
Howard H. Xia
Director

Date: August 28, 2014	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr.
Chief Operating Officer and Director

EXHIBIT INDEX

2.01	Merger Agreement by and among II-VI Incorporated, II-VI Holdings B.V., II-VI Cayman, Inc. Photop Technologies, Inc. and the Shareholder Representative named Therein, dated as of December 28, 2009	Incorporated herein by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000- 16195) filed on January 4, 2010.
2.02	Merger Agreement, dated as of November 1, 2012, by and among II-VI Incorporated, Monarch Acquisition Co., M Cubed Technologies, Inc. and MMMT Representative, LLC, as the stockholder representative	Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 1, 2012.
2.03

Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V., a Netherland corporation, and Oclaro Technology LTD., a company incorporated under the laws of England and Wales (the “Purchase Agreement”). Schedules to the Purchase Agreement identified in the Table of Contents to the Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
2.04

Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated, a Pennsylvania corporation, and Oclaro Technology Limited, a company incorporated under the laws of England and Wales (the “Purchase Agreement”). Schedules to the Purchase Agreement identified in the Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

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
10.19

$50,000,000 Revolving Credit Facility, Credit Agreement by and among II-VI Incorporated and The Guarantors Party thereto and The Banks Party thereto and PNC Bank, National Association, As Agent Dated as of June 15, 2011.

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

Incorporated herein by reference is Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 21, 2012.
10.30	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.31	Form of Restricted Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.32	Form of Performance Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.33	Form of Stock Appreciation Rights under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.34	Form of Performance Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.35	Form of Restricted Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) filed on August 28, 2013.
10.36

$225,000,000 Revolving Credit Facility $100,000,000 Term Loan Facility Second Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Banks Party Thereto and PNC Bank, National Association, as Agent dated as of September 10, 2013.

Incorporated by reference is Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
10.37	Employment Agreement by and between II-VI Incorporated and Mary Jane Raymond.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) filed on May 12, 2014.

10.38	Form of Relative Total Shareholder Return Performance Share Award under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Filed herewith.
10.39	Form of Relative Total Shareholder Return Performance Share Unit under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Filed herewith.
21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.
23.01	Consent of Ernst & Young LLP	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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