Form 10-Q
period 2014-09-30
II-VI INC
filed 2014-11-07
CIK 820318

that

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

At November 4, 2014, 61,183,735 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2014	2014
Assets
Current Assets
Cash and cash equivalents	$145,415	$174,660
Accounts receivable - less allowance for doubtful accounts of $1,740 at September 30, 2014 and $1,852 at June 30, 2014	162,341	136,723
Inventories	163,421	165,873
Deferred income taxes	11,482	11,118
Prepaid and refundable income taxes	5,607	4,440
Prepaid and other current assets	14,664	12,917
Total Current Assets	502,930	505,731
Property, plant & equipment, net	207,303	208,939
Goodwill	196,023	196,145
Other intangible assets, net	133,405	136,404
Investment	11,857	11,589
Deferred income taxes	1,321	4,038
Other assets	9,246	9,080
Total Assets	$1,062,085	$1,071,926

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	48,017	45,767
Accrued compensation and benefits	27,035	32,461
Accrued income taxes payable	5,581	4,584
Deferred income taxes	759	732
Other accrued liabilities	33,824	31,521
Total Current Liabilities	135,216	135,065
Long-term debt	216,733	221,960
Deferred income taxes	7,017	7,440
Other liabilities	21,278	32,418
Total Liabilities	380,244	396,883
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 71,420,203 shares at September 30, 2014; 70,935,098 shares at June 30, 2014	219,450	213,573
Accumulated other comprehensive income	16,427	19,406
Retained earnings	533,629	521,327
	769,506	754,306
Treasury stock, at cost, 10,105,847 shares at September 30, 2014 and 9,481,963 shares at June 30, 2014	(87,665)	(79,263)
Total Shareholders' Equity	681,841	675,043
Total Liabilities and Shareholders' Equity	$1,062,085	$1,071,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2014	2013
Revenues
Domestic	$61,981	$63,690
International	123,852	86,330
Total Revenues	185,833	150,020

Costs, Expenses and Other Expense (Income)
Cost of goods sold	117,974	93,709
Internal research and development	12,943	7,747
Selling, general and administrative	35,520	35,093
Interest expense	1,204	483
Other expense (income), net	1,682	53
Total Costs, Expenses and Other Expense (Income)	169,323	137,085

Earnings from Continuing Operations Before Income Taxes	16,510	12,935

Income Taxes	4,208	3,243

Earnings from Continuing Operations	12,302	9,692

Earnings from Discontinued Operation, net of income tax	-	2

Net Earnings	$12,302	$9,694

Basic Earnings Per Share:
Continuing Operations	$0.20	$0.16
Discontinued Operation	$-	$-
Consolidated	$0.20	$0.16

Diluted Earnings Per Share:
Continuing Operations	$0.20	$0.15
Discontinued Operation	$-	$-
Consolidated	$0.20	$0.15

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended
	September 30,
	2014	2013

Net earnings	$12,302	$9,694
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,675)	2,215
Pension adjustment, net of taxes of $57	(304)	-
Comprehensive income	$9,323	$11,909

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net earnings	$12,302	$9,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operation, net of tax	-	(2)
Depreciation	10,511	9,628
Amortization	3,050	2,208
Share-based compensation expense	3,594	4,050
Loss on foreign currency remeasurements and transactions	2,181	922
Earnings from equity investment	(267)	(257)
Deferred income taxes	1,979	(502)
Increase (decrease) in cash from changes in:
Accounts receivable	(30,686)	4,875
Inventories	(672)	1,405
Accounts payable	2,975	1,559
Income taxes	159	(3,583)
Other operating net assets	(4,270)	(5,883)
Net cash provided by operating activities:
Continuing Operations	856	24,114
Discontinued Operation	-	273
Net cash provided by operating activities	856	24,387
Cash Flows from Investing Activities
Additions to property, plant & equipment	(21,530)	(6,573)
Payment of option to acquire business	-	(5,000)
Purchases of business, net of cash acquired	-	(90,601)
Net cash used in investing activities:
Continuing Operations	(21,530)	(102,174)
Discontinued Operation	-	-
Net cash used in investing activities	(21,530)	(102,174)
Cash Flows from Financing Activities
Proceeds from borrowings	-	103,000
Payments on borrowings	(5,000)	(6,000)
Proceeds from exercises of stock options	1,504	2,498
Purchases of treasury stock	(5,093)	-
Payment on earnout arrangement	-	(2,200)
Payments of redeemable noncontrolling interest	-	(8,789)
Other financing activities	(1,248)	(1,307)
Net cash provided by financing activities	(9,837)	87,202
Effect of exchange rate changes on cash and cash equivalents	1,266	359
Net increase (decrease) in cash and cash equivalents	(29,245)	9,774
Cash and Cash Equivalents at Beginning of Period	174,660	185,433
Cash and Cash Equivalents at End of Period	$145,415	$195,207
Cash paid for interest	$1,169	$514
Cash paid for income taxes	$4,440	$5,092

Non cash transactions:
Purchases of treasury stock recorded in other accrued liabilities	$1,200	$-
Purchase of business - holdback amount recorded in other accrued liabilities	$-	$2,000
Purchase of business utilizing earnout arrangement recorded in other liabilities	$-	$6,000

- See notes to condensed consolidated financial statements.

 II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance - June 30, 2014	70,935	$213,573	$19,406	$521,327	(9,482)	$(79,263)	$675,043
Shares issued under share-based compensation plans	413	1,504	-	-	(71)	(1,093)	411
Net earnings	-	-	-	12,302	-	-	12,302
Purchases of treasury stock	-	-	-	-	(481)	(6,291)	(6,291)
Treasury stock under deferred compensation arrangements	72	1,018	-	-	(72)	(1,018)	-
Foreign currency translation adjustments	-	-	(2,675)	-	-	-	(2,675)
Share-based compensation expense	-	3,594	-	-	-	-	3,594
Pension other comprehensive income, net of taxes of $57	-	-	(304)	-	-	-	(304)
Excess tax benefit (deficiency) from share-based compensation expense	-	(239)	-	-	-	-	(239)
Balance - September 30, 2014	71,420	$219,450	$16,427	$533,629	(10,106)	$(87,665)	$681,841

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The consolidated results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2014 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Effective July 1, 2014, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products. The Company is reporting financial information (revenue through operating income) for these new reporting segments in this Quarterly Report on Form 10-Q, which management believes will provide enhanced visibility and transparency into the operations, business drivers and the value of the enterprise.

Note 2.	Discontinued Operation

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line previously was serviced by Pacific Rare Specialty Metals & Chemicals, Inc. (“PRM”) and was included as part of the Performance Products segment.  Prior periods have been restated to present this product line on a discontinued operation basis.   The revenues and earnings of the tellurium product line have been reflected as a discontinued operation for the periods presented as follows: ($000):

	Three Months Ended
	September 30,
	2014	2013
Revenues	$-	$1,152
Earnings from discontinued operation before income taxes	-	2
Income tax benefit (expense)	-	-
Earnings from discontinued operation, net of taxes	$-	$2

Note 3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management currently is evaluating the available transition methods and the potential impact of adoption on the Company's consolidated financial statements.

In April 2014, FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014, with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit, or a portion thereof, be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward, except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update was effective for fiscal years beginning after December 15, 2013 and is effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an ASU related to a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The update clarifies the applicable guidance under current U.S. GAAP for the release of the cumulative translation adjustment upon a reporting entity’s de-recognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The update requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. This update was effective for fiscal years beginning after December 15, 2013 and is effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 4.	Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2014 and June 30, 2014 was $11.9 million and $11.6 million, respectively. During each of the three months ended September 30, 2014 and 2013, the Company’s pro-rata share of earnings from this investment was $0.3 million and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 5.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2014	2014
Raw materials	$73,867	$71,949
Work in progress	47,076	44,739
Finished goods	42,478	49,185
	$163,421	$165,873

Note 6.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2014	2014
Land and land improvements	$2,416	$2,381
Buildings and improvements	97,236	96,551
Machinery and equipment	339,994	335,408
Construction in progress	19,269	16,990
	458,915	451,330
Less accumulated depreciation	(251,612)	(242,391)
	$207,303	$208,939

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2014
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$44,041	$99,214	$52,890	$196,145
Foreign currency translation	(122)	-	-	(122)
Balance-end of period	$43,919	$99,214	$52,890	$196,023

The Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The Company may use combination of a discounted cash flow model (“DCF model”) and a market analysis to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. However, actual fair values that could be realized could differ from those used to evaluate the impairment of goodwill.

As a result of the July 1, 2014 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units.  The Company has the option to perform a qualitative assessment of goodwill prior to completing the quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets.  Due to the short duration of time since the Company’s most recent annual quantitative goodwill impairment test, which was completed on April 1, 2014, the Company elected to perform a qualitative test on its reporting units as part of the segment realignment.  The Company did not record any impairment of goodwill or long-lived assets during the three months ended September 30, 2014, as the qualitative assessment did not indicate deterioration in the fair value of its reporting units since the most recent annual impairment test.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2014 and June 30, 2014 was as follows ($000):

	September 30, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$50,505	$(15,569)	$34,936	$50,505	$(14,474)	$36,031
Trademarks	17,870	(1,055)	16,815	17,870	(1,037)	16,833
Customer Lists	102,665	(21,152)	81,513	102,839	(19,448)	83,391
Other	1,580	(1,439)	141	1,586	(1,437)	149
Total	$172,620	$(39,215)	$133,405	$172,800	$(36,396)	$136,404

Amortization expense recorded on the Company’s intangible assets was $3.1 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 115 months. The customer lists are being amortized over a range of approximately 120 months to 240 months with a weighted average remaining life of approximately 148 months. The gross carrying amount of trademarks includes $16.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, as well as Photop Technologies, Inc. (“Photop”) and Photop AOFR Pty. Ltd. (“Photop AOFR”).

At September 30, 2014, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2015	$8,764
2016	11,619
2017	11,609
2018	11,140
2019	10,715

Note 8.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2014	2014
Line of credit, interest at LIBOR, as defined, plus 1.50% and 1.25%, respectively	$154,000	$154,000
Term loan, interest at LIBOR, as defined, plus 1.25%	80,000	85,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,733	2,960
Total debt	236,733	241,960
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$216,733	$221,960

The Company’s current First Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2014, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2014 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $71.0 million under its lines of credit as of September 30, 2014 and June 30, 2014. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2014 and June 30, 2014, total outstanding letters of credit supported by the credit facilities were $1.9 million.

The weighted average interest rate of total borrowings was 1.93% and 1.49% for the three months ended September 30, 2014 and 2013, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of September 30, 2014 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	2,733	-	22,733
Year 3	20,000	-	-	20,000
Year 4	20,000	-	154,000	174,000
Year 5	-	-	-	-
Total	$80,000	$2,733	$154,000	$236,733

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2014 and 2013 was 25.5% and 25.1%, respectively. The variations between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2014 and June 30, 2014, the Company’s gross unrecognized income tax benefit was $3.0 million and $2.8 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at September 30, 2014 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.0 million and $2.8 million of gross unrecognized income tax benefit at September 30, 2014 and June 30, 2014 was immaterial. Fiscal years 2011 to 2014 remain open to examination by the United States Internal Revenue Service, fiscal years 2007 to 2014 remain open to examination by certain state jurisdictions, and fiscal years 2007 to 2014 remain open to examination by certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share attributable to II-VI Incorporated for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares that were not included in the calculation because they were anti-dilutive were approximately 877,000 and 304,000 for the three months ended September 30, 2014 and 2013, respectively ($000 except per share data):

	Three Months Ended
	September 30,
	2014	2013

Earnings from continuing operations	$12,302	$9,692
Earnings from discontinued operation	-	2
Net earnings	$12,302	$9,694
Divided by:
Weighted average shares	61,508	62,379

Basic earnings per common share:
Continuing operations	$0.20	$0.16
Discontinued operation	$-	$-
Consolidated	$0.20	$0.16

Earnings from continuing operations	$12,302	$9,692
Earnings from discontinued operation	-	2
Net earnings	$12,302	$9,694
Divided by:
Weighted average shares	61,508	62,379
Dilutive effect of common stock equivalents	1,281	1,568
Diluted weighted average common shares	62,789	63,947

Diluted earnings per common share:
Continuing operations	$0.20	$0.15
Discontinued operation	$-	$-
Consolidated	$0.20	$0.15

Note 11.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2014, the Company has realigned its reportable segments from five to three reporting segments to increase focus on end markets and customers, better align the Company’s businesses and technical processes, improve the line of sight on profitability and cash usage and streamline communications. For the fiscal quarter ended September 30, 2014 the Company reports its financial results in the following three segments: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products, and the Company’s chief operating decision maker receives and reviews financial information in this format.       The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The Company has the following reportable segments at September 30, 2014: (i) II-VI Laser Solutions, which consists of the Company’s infrared optics and material products businesses, II-VI HIGHYAG, the semiconductor laser portion of the former Active Optical Products segment, and smaller units of high-power laser technology from the former Near-Infrared Optics segment and certain remaining corporate activities (primarily corporate assets and capital expenditures); (ii) II-VI Photonics, which consists of the former Near-Infrared Optics segment and the pump laser and optical amplifier businesses of the former Active Optical Products segment; and (iii) II-VI Performance Products, which contains the former Military & Materials and Advanced Products Group segments.

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product. This product line was previously serviced by PRM and was included as part of the II-VI Performance Products segment. Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

The II-VI Laser Solutions segment is divided into geographic locations in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy and the Philippines. II-VI Laser Solutions is directed by the President of Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers. II-VI Laser Solutions also manufactures fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names.

The II-VI Photonics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. II-VI Photonics is directed by the President of II-VI Photonics and is further divided into production and administrative units that are directed by managers. II-VI Photonics manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications.  In addition, the segment also manufactures pump lasers and optical amplifiers and micro-optics for optical amplifiers for both terrestrial and submarine applications within the optical communications market.

The II-VI Performance Products segment is located in the U.S., Vietnam, Japan, China, Germany and the Philippines. II-VI Performance Products is directed by the Corporate Chief Operating Officer, while each geographic location is directed by a general manager. II-VI Performance Products is further divided into production and administrative units that are directed by managers. II-VI Performance Products designs, manufactures and markets infrared optical components and high-precision optical assemblies for military, medical and commercial laser imaging applications.  In addition, the segment designs, manufactures and markets unique engineered materials for thermo-electric and silicon carbide applications servicing the semiconductor, military and medical markets.

The accounting policies of the segments are the same as those of the Company. All of the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers have been eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$72,824	$63,613	$49,396	$-	$185,833
Inter-segment revenues	5,064	2,820	2,228	(10,112)	-
Operating income	12,923	2,072	4,401	-	19,396
Interest expense	-	-	-	-	(1,204)
Other income (expense), net	-	-	-	-	(1,682)
Income taxes	-	-	-	-	(4,208)
Net earnings	-	-	-	-	12,302
Depreciation and amortization	3,533	5,522	4,506	-	13,561
Segment assets	326,214	452,056	283,815	-	1,062,085
Expenditures for property, plant and equipment	16,066	2,893	2,571	-	21,530
Investment	-	-	11,857	-	11,857
Goodwill	43,919	99,214	52,890	-	196,023

	Three Months Ended September 30, 2013
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$55,864	$42,017	$52,139	$-	$150,020
Inter-segment revenues	464	708	3,180	(4,352)	-
Operating income	8,917	771	3,783	-	13,471
Interest expense	-	-	-	-	(483)
Other income (expense), net	-	-	-	-	(53)
Income taxes	-	-	-	-	(3,243)
Earnings from discontinued operation	-	-	-	-	2
Net earnings	-	-	-	-	9,694
Depreciation and amortization	2,710	4,580	4,546	-	11,836
Expenditures for property, plant and equipment	2,036	2,511	2,026	-	6,573

Note 12.	Share-Based Compensation

The Board of Directors has adopted, and the shareholders of the Company have approved, the II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share units awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2014	2013
Stock Options and Cash-Based Stock Appreciation Rights	$2,119	$1,960
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,096	1,514
Performance Share Awards and Cash-Based Performance Share Unit Awards	410	962
	$3,625	$4,436

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. The weighted-average fair value of awards granted under the Plan were $6.14 and $9.16 per award, respectively, during the three months ended September 30, 2014 and 2013, respectively, using the following assumptions:

.

	Three Months Ended
September 30,	2014	2013
Risk-free interest rate	1.61%	1.79%
Expected volatility	47%	49%
Expected life of options	5.57 years	5.89 years
Dividend yield	None	None

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

Restricted Share Awards and Cash-Based Restricted Share Units:

The restricted share awards and units compensation expense was calculated based on the number of shares or units expected to be earned by the grantees multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards and units have a three year cliff-vesting provision and an estimated forfeiture rate of 7.5%.

Performance Share Awards and Cash-Based Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of September 30, 2014, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial and stock price performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial and stock price performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant or the fair value at the date of grant for market based awards.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2014, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Included in other expense (income) net, for the three months ended September 30, 2014 is $0.6 million of foreign currency gain related to these contracts.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at September 30, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$600	$-	$600	$-

Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$54	$-	$54	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2014.

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings are considered Level 2 among the fair value hierarchy and have variable interest rates and, accordingly, their carrying amounts approximate fair value.

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $10.9 million and $7.4 million at September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014, these forward contracts had expiration dates ranging from October 2014 through January 2015, with Japanese Yen denominations individually ranging from 250 million Yen to 400 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended September 30, 2014 and 2013 was insignificant.

Note 15.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Three Months Ending
September 30, 2014
Balance-beginning of period	$2,859
Payments made during the period	(717)
Additional warranty liability recorded during the period	864
Balance-end of period	$3,006

Note 16.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $7.1 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2014.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

Three Months Ended
September 30,
2014
Service cost	$680
Interest cost	181
Expected return on plan assets	(270)
Net amortization	(361)
Net periodic pension costs	$230

During the three months ended September 30, 2014, the Company contributed $0.6 million to the Swiss Plan.  The Company currently anticipates contributing an additional estimated amount of approximately $1.8 million to the Swiss Plan during the remainder of fiscal year 2015.

Note 17.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock. The share repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2014, the Company has purchased 481,195 shares of its Common Stock pursuant to the Program for approximately $6.3 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (AOCI) (loss) by component, net of tax, for the three month period ended September 30, 2014 were as follows ($000):

	Foreign	Pension and other	Total
	currency	post-retirement	accumulated other
	translation	benefits liability	comprehensive
	adjustment	adjustment, net of tax	income
AOCI, net of tax - June 30, 2014	$17,963	$1,443	$19,406
Losses recognized in AOCI	(2,675)	-	(2,675)
Pension gain reclassified from AOCI, net of tax of $57	-	(304)	(304)
Change in AOCI (loss), net of tax	(2,675)	(304)	(2,979)
AOCI, net of tax - September 30, 2014	$15,288	$1,139	$16,427

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although our management considers these expectations and assumptions to be reasonable, actual results could materially differ from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: materially adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology, the purchasing patterns of customers and end-users, the timely release of new products and acceptance of such new products by the market, the actions of competitors, our ability to devise and execute strategies to respond to market conditions, and our ability to assimilate recently acquired businesses. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2014.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this report. We do not assume any obligation and do not intend to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws. Investors should, however, consult any further disclosures of a forward-looking nature that the Company may make in the subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

Investors should also be aware that while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws. Investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products for diversified applications in the industrial, optical communications, military, life sciences, semiconductor equipment, and consumer markets. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including as integrated with advanced software.

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

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product. This product line was previously serviced by PRM and was included as part of the Performance Products segment.   Information included in Management’s Discussion and Analysis has been adjusted to properly reflect the tellurium product as a discontinued operation for all periods presented.

As of July 1, 2014, the Company realigned from five to three reporting segments and now reports its financial results as follows: (i) II‐VI Laser Solutions, (ii) II‐VI Photonics, and (iii) II‐VI Performance Products. Segment information for all periods presented reflects the updated segment organization.

•

II‐VI Laser Solutions contains the former Infrared Optics segment, the semiconductor laser portion of the former Active Optical Products segment, and smaller units of high power laser technology from the former Near-Infrared Optics segment.

•	II‐VI Photonics contains the remaining majority of the former Near-Infrared Optics segment as well as the pump laser and optical amplifier businesses of the former Active Optical Products segment.

•	II‐VI Performance Products contains the former Military & Materials and the former Advanced Products Group segments.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when the Company has persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customers at the time of shipment in most cases with the exception of certain customers for whom title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have any significant post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered the requirements under U.S. GAAP.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at

September 30, 2014 were $1.7 million and $3.0 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 3. Recent Accounting Pronouncements,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2014 and 2013, respectively:

	Three months ended		Three months ended
	September 30, 2014		September 30, 2013
Bookings	$181.7		$142.5

		%of		%of
		Revenues		Revenues
Total Revenues	$185.8	100.0%	$150.0	100.0%
Cost of goods sold	118.0	63.5	93.7	62.5
Gross margin	67.8	36.5	56.3	37.5
Operating expenses:
Internal research and development	12.9	6.9	7.7	5.1
Selling, general and administrative	35.5	19.1	35.1	23.4
Interest and other, net	2.9	1.6	0.6	0.4
Earnings before income tax	16.5	8.9	12.9	8.6
Income taxes	4.2	2.3	3.2	2.1
Earnings from Continuing Operations	12.3	6.6	9.7	6.5
Earnings from Discontinued Operation, net of income tax	-	-	-	-
Net Earnings	12.3	6.6%	9.7	6.5%

Earnings from Continuing Operations
Diluted earnings per share:	$0.20		$0.15

Executive Summary

Earnings from continuing operations for the three months ended September 30, 2014 were $12.3 million ($0.20 per-share diluted), compared to $9.7 million ($0.15 per-share diluted) for the same period last fiscal year.  The increase in earnings was due to $3.3 million (net of tax) of prior year non-recurring transaction costs from acquisitions as well as current year positive contributions from those acquisitions due to increased revenues, operational synergies and cost saving initiatives.  These favorable changes in earnings were partially offset by $2.2 million (net of tax) of foreign currency transaction losses resulting from the strengthening U.S. dollar against the Company’s other foreign currencies, as well as higher levels of interest expense due to increased borrowings used to finance prior year acquisitions.

Consolidated

Bookings. Bookings for the three months ended September 30, 2014 increased 27.5% to $181.7 million, compared to $142.5 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  The increase in bookings was mostly attributable to a full quarter of activity related to prior year acquisitions.  In addition, increased demand for components used in fiber, direct diode and CO2 laser systems also contributed to the higher levels of bookings.

Revenues. Revenues for the three months ended September 30, 2014 increased 23.9% to $185.8 million, compared to $150.0 million for the same period last fiscal year. The increase in revenues was mostly attributable to the prior year acquisitions of Laser Enterprise and Network Solutions.  In addition, higher shipment volumes of CO2 and one-micron laser component parts also contributed to the higher level of revenues.

Gross margin. Gross margin for the three months ended September 30, 2014 was $67.8 million or 36.5% of total revenues, compared to $56.3 million or 37.5% of total revenues for the same period last fiscal year.  The decrease in gross margin as a percentage of revenues was mostly the result of prior year acquisitions of Laser Enterprise and Network Solutions, which carry lower gross margin profiles than the Company’s legacy businesses.

Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2014 were $12.9 million, or 6.9% of revenues, compared to $7.7 million, or 5.1% of revenues, for the same period last fiscal year.  The increase in research and development expense as a percentage of revenues is due to prior year acquisitions of Laser Enterprise and Network Solutions, which carry higher levels of research and development activities to support ongoing product development of fiber and direct diode laser components, fiber optical amplifiers and micro-optics.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2014 were $35.5 million or 19.1% of revenues, compared to $35.1 million, or 23.4% of revenues for the same period last fiscal year.  The favorable change in selling, general and administrative expense as a percentage of revenues is mostly due to prior year non-recurring transaction costs of $3.5 million that were recorded in conjunction with the Company’s acquisition of Laser Enterprise.

Interest and other, net. Interest and other, net for the three months ended September 30, 2014 was expense of $2.9 million compared to expense of $0.6 million for the same period last year.  Included in interest and other, net for the three months ended September 30, 2014 and 2013 were earnings from the Company’s equity investment in Fuxin, interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company sponsored deferred compensation plan and foreign currency gains and losses.    The majority of the unfavorable change during the three months ended September 30, 2014 compared to the same period last fiscal year was due to losses on foreign currency transactions as well as higher levels of interest expense.

Income taxes. The Company’s year-to-date effective income tax rate from continuing operations at September 30, 2014 was 25.5%, compared to an effective tax rate from continuing operations of 25.1% for the same period last fiscal year. The variation between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

Discontinued operation.  During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by PRM and was included as part of the Performance Products segment.   Financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and earnings of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

	Three Months Ended
	September 30,
	2014	2013
Revenues	$-	$1,152
Earnings from discontinued operation before income taxes	-	2
Income tax benefit (expense)	-	-
Earnings from discontinued operation, net of taxes	$-	$2

Segment Reporting

Bookings, revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 11. Segment Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings.

II- VI Laser Solutions (in millions)

	Three Months Ended		%
	September 30,		Increase
	2014	2013
Bookings	$70.0	$51.6	36%
Revenues	$72.8	$55.9	30%
Operating income	$12.9	$8.9	45%

Bookings for the three months ended September 30, 2014 for Laser Solutions increased 36% to $70.0 million, compared to $51.6 million for the same period last fiscal year.  The increase in bookings was due to a full quarter of bookings from the prior year acquisition of the semiconductor laser business.  Additionally, increased laser utilization helped drive stronger demand for components used in CO2 laser-based Extreme Ultra-Violet (EUV) applications.  Furthermore, demand for our one-micron laser components and fiber-beam delivery systems continued to proliferate.

Revenues for the three months ended September 30, 2014 for Laser Solutions increased 30% to $72.8 million, compared to revenues of $55.9 million for the same period last fiscal year.  The increase in revenues was due to the inclusion of a full quarter of revenues from the prior year acquisition of the semiconductor laser business.  Higher shipment volumes of replacement optics for CO2 laser systems as well as diamond windows and other component parts used in EUV lithography systems also helped contribute to the revenue increase.   Additionally, manufacturing capacity expansion of one-micron components used in fiber laser systems helped drive the increase in demand for those products.

Operating income for the three months ended September 30, 2014 for Laser Solutions increased 45% to $12.9 million, compared to $8.9 million for the same period last fiscal year.  The increase in operating income was the result of higher revenues as well as the absence of certain one-time transaction costs recorded in the same period last fiscal year as a result of the acquisition of the semiconductor laser business.

II- VI Photonics (in millions)

	Three Months Ended		%
	September 30,		Increase
	2014	2013
Bookings	$66.3	$40.6	63%
Revenues	$63.6	$42.0	51%
Operating income	$2.1	$0.8	163%

Bookings for the three months ended September 30, 2014 for Photonics increased 63% to $66.3 million, compared to $40.6 million for the same period last fiscal year.  The increase in bookings was primarily due to the prior year acquisitions of the laser pump and optical amplifier businesses.

Revenues for the three months ended September 30, 2014 for Photonics increased 51% to 63.6 million, compared to $42.0 million for the same period last fiscal year.  The increase in revenues was primarily due to the prior year acquisitions of the laser pump and optical amplifier businesses.

Operating income for the three months ended September 30, 2014 for Photonics increased 163% to $2.1 million, compared to $0.8 million for the same period last fiscal year. The increase in operating income was mostly due to the absence of certain one-time transaction costs recorded in the prior year period as a result of the acquisitions of the laser pump and optical amplifier businesses.

II-VI Performance Products (in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2014	2013
Bookings	$45.4	$50.3	(10%)
Revenues	$49.4	$52.1	(5%)
Operating income	$4.4	$3.8	16%

Bookings for the three months ended September 30, 2014 for Performance Products decreased 10% to $45.4 million, compared to $50.3 million for the same period last fiscal year.  The decrease in bookings was due to a delay in the expected follow-on orders in the personal comfort bedding market related specifically to the Company’s thermoelectric solutions business. In addition, reduced demand from military customers and other government contracts due to funding constraints also contributed to the decline in bookings.

Revenues for the three months ended September 30, 2014 for Performance Products decreased 5% to $49.4 million, compared to $52.1 million for the same period last fiscal year.  The decrease in revenues was due to lower shipment volumes of military related products as a result of the lower overall defense spending and funding constraints specific to U.S. military programs.

Operating income for the three months ended September 30, 2014 for Performance Products increased 16% to $4.4 million, compared to $3.8 million for the same period last fiscal year.   The increase in operating income was a result of the absence of a non-recurring $0.7 million write-down of selenium inventory that was recorded in the prior year period.

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

	Three Months Ended
	September 30,
	2014	2013

Net cash provided by operating activities	$0.9	$24.4
Net proceeds (payments) on long-term borrowings	(5.00)	97.00
Payment on earnout arrangement	-	(2.20)
Proceeds from exercises of stock options	1.50	2.50
Purchase of business, net of cash acquired	-	(90.60)
Payment of option to acquire business	-	(5.00)
Additions to property, plant and equipment	(21.53)	(6.57)
Payments of redeemable noncontrolling interest	-	(8.79)
Purchases of treasury shares	(5.09)	-
Other	0.02	(0.95)

Net cash provided by operating activities:

Cash provided by operating activities was $0.9 million for the three months ended September 30, 2014, compared to cash provided by operating activities of $24.4 million for the same period last fiscal year.  The decrease in cash provided by operating activities was mostly due to unfavorable working capital changes, specifically in the area of accounts receivable where certain payment terms with new customers from prior year acquisitions are longer than those of certain legacy customers.  In addition, the Company experienced a delay in settlement of approximately $10.5 million with a large customer that was not received until after the close of the fiscal quarter.

Net cash used in investing activities:

Net cash used in investing activities was $21.5 million for the three months ended September 30, 2014, compared to net cash used of $102.2 million for the same period last fiscal year. The net cash used in investing activities during the three months ended September 30, 2014 consisted of $21.5 million cash paid for capital expenditures, of which approximately $13.4 million related to the purchase of the Company’s manufacturing facility in Berlin, Germany.   The $102.2 million of net cash paid during the three months ended September 30, 2013 was comprised of $95.6 million for prior year acquisitions as well as $6.6 million of capital expenditures.

Net cash provided by financing activities:

Net cash used in financing activities for the three months ended September 30, 2014 was $9.8 million, which was mostly the result of $5.1 million of cash used to purchased treasury stock and $5.0 million of cash payments on long-term borrowings.  These cash outflows were slightly offset by cash received from the exercise of stock options and other financing activity.  Net cash provided by financing activities was $87.2 million for the same period last fiscal year, mostly due to prior year net borrowings of $97 million used to finance the prior year acquisitions offset by an $8.8 million payment made to acquire the remaining ownership of HIGHYAG and a $2.2 million earnout payment made to the former owners of LightWorks.

The Company’s current First Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2014, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2014 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $71.0 million under its lines of credit as of September 30, 2014 and June 30, 2014. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2014 and June 30, 2014, total outstanding letters of credit supported by the credit facilities were $1.9 million.

The weighted average interest rate of total borrowings was 1.93% and 1.49% for the three months ended September 30, 2014 and 2013, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock. The share repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2014, the Company has purchased 481,195 shares of its Common Stock pursuant to the Program for approximately $6.3 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	September 30,	June 30,
	2014	2014

Cash and cash equivalents	$145.4	$174.7
Available borrowing capacity	71.0	71.0
Total debt obligation	236.7	242.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2014 and June 30, 2014, the Company held approximately $125 million and $143 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States, as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2014.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$236,733	$20,000	$42,733	$174,000	$-
Interest payments(1)	15,501	4,081	7,082	4,338	-
Capital lease obligation	-	-	-	-	-
Operating lease obligations(2)	53,446	13,154	16,252	6,148	17,892
Purchase obligations(3)(4)	17,321	16,772	549	-	-
Other long-term liabilities reflected on the registrant's balance sheet	-	-	-	-	-
Total	$323,001	$54,007	$66,616	$184,486	$17,892

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2014 and relates to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056.
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

The $3.0 million gross unrecognized income tax benefit at September 30, 2014 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks, the purpose of which is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 2.7 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan.

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.2 million to an increase of $1.5 million for the three months ended September 30, 2014.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries.  A 10% change in the Euro to dollar exchange rate would change net earnings from a decrease of $3.3 million to an increase of $2.8 million.

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

Interest Rate Risks

As of September 30, 2014, the Company’s total borrowings of $236.7 million were from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $80 million denominated in U.S. dollars and a line of credit borrowing of $154 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million for the three months ended September 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s President and Chief Executive Officer, and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	RISK FACTORS

In addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. Those risk factors included in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended September 30, 2014:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
July 1, 2014 to July 31, 2014	3,546	(b)	$14.64	-	$-
August 1, 2014 to August 31, 2014	247,900	(c)	$13.96	180,000	$47,487,200
September 1, 2014 to September 30, 2014	301,195		$12.60	301,195	$43,692,143

(a)	A share repurchase program of up to $50 million was approved by the Board of Directors and announced in August 2014.
(b)

Represents shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

(c)

Includes 67,900 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

3.01	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI Current Report on Form 8-K (File No. 000-16195) filed on August 19, 2014.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: November 7, 2014	By:	/s/ Francis J. Kramer
Francis J. Kramer
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

3.01	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI Current Report on Form 8-K (File No. 000-16195) filed on August 19, 2014.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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