Form 10-Q
period 2014-12-31
II-VI INC
filed 2015-02-06
CIK 820318

goothat

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

At February 3, 2015, 61,030,628 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2014	2014
Assets
Current Assets
Cash and cash equivalents	$154,949	$174,660
Accounts receivable - less allowance for doubtful accounts of $1,536 at December 31, 2014 and $1,852 at June 30, 2014	135,403	136,723
Inventories	166,157	165,873
Deferred income taxes	12,442	11,118
Prepaid and refundable income taxes	6,062	4,440
Prepaid and other current assets	14,712	12,917
Total Current Assets	489,725	505,731
Property, plant & equipment, net	206,482	208,939
Goodwill	196,096	196,145
Other intangible assets, net	130,482	136,404
Investment	12,113	11,589
Deferred income taxes	2,240	4,038
Other assets	8,979	9,080
Total Assets	$1,046,117	$1,071,926

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	39,029	45,767
Accrued compensation and benefits	29,933	32,461
Accrued income taxes payable	6,853	4,584
Deferred income taxes	768	732
Other accrued liabilities	29,293	31,521
Total Current Liabilities	125,876	135,065
Long-term debt	192,512	221,960
Deferred income taxes	6,188	7,440
Other liabilities	21,240	32,418
Total Liabilities	345,816	396,883
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 71,474,853 shares at December 31, 2014; 70,935,098 shares at June 30, 2014	221,720	213,573
Accumulated other comprehensive income	14,838	19,406
Retained earnings	555,725	521,327
	792,283	754,306
Treasury stock, at cost - 10,478,989 shares at December 31, 2014 and 9,481,963 shares at June 30, 2014	(91,982)	(79,263)
Total Shareholders' Equity	700,301	675,043
Total Liabilities and Shareholders' Equity	$1,046,117	$1,071,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2014	2013
Revenues
Domestic	$68,695	$60,569
International	108,041	111,196
Total Revenues	176,736	171,765

Costs, Expenses and Other Expense (Income)
Cost of goods sold	113,718	118,371
Internal research and development	12,845	11,355
Selling, general and administrative	33,642	32,471
Interest expense	1,038	1,169
Other expense (income), net	(9,295)	(1,125)
Total Costs, Expenses and Other Expense (Income)	151,948	162,241

Earnings from Continuing Operations Before Income Taxes	24,788	9,524

Income Taxes	2,692	2,086

Earnings from Continuing Operations	22,096	7,438

Earnings from Discontinued Operation, net of income tax	-	131

Net Earnings	$22,096	$7,569

Basic Earnings Per Share:
Continuing Operations	$0.36	$0.12
Discontinued Operation	$-	$-
Consolidated	$0.36	$0.12

Diluted Earnings Per Share:
Continuing Operations	$0.35	$0.12
Discontinued Operation	$-	$-
Consolidated	$0.35	$0.12

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2014	2013
Revenues
Domestic	$130,676	$124,259
International	231,893	197,526
Total Revenues	362,569	321,785

Costs, Expenses and Other Expense (Income)
Cost of goods sold	231,692	212,080
Internal research and development	25,788	19,102
Selling, general and administrative	69,162	67,564
Interest expense	2,242	1,652
Other expense (income), net	(7,613)	(1,072)
Total Costs, Expenses and Other Expense (Income)	321,271	299,326

Earnings from Continuing Operations Before Income Taxes	41,298	22,459

Income Taxes	6,900	5,329

Earnings from Continuing Operations	34,398	17,130

Earnings from Discontinued Operation, net of income tax	-	133

Net Earnings	$34,398	$17,263

Basic Earnings Per Share:
Continuing Operations	$0.56	$0.27
Discontinued Operation	$-	$-
Consolidated	$0.56	$0.28

Diluted Earnings Per Share:
Continuing Operations	$0.55	$0.27
Discontinued Operation	$-	$-
Consolidated	$0.55	$0.27

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net earnings	$22,096	$7,569	$34,398	$17,263
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,491)	2,158	(4,166)	4,373
Pension adjustment, net of taxes of $50 and $107 for the three and six months ended, respectively	(98)	-	(402)	-
Comprehensive income	$20,507	$9,727	$29,830	$21,636

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net earnings	$34,398	$17,263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operation, net of tax	-	(133)
Depreciation	20,642	20,656
Amortization	5,990	5,577
Share-based compensation expense	5,955	7,195
Loss on foreign currency remeasurements and transactions	1,611	638
Earnings from equity investment	(516)	(378)
Deferred income taxes	(621)	(1,862)
Excess tax benefits from share-based compensation expense	(103)	(416)
Increase (decrease) in cash from changes in:
Accounts receivable	(4,675)	(4,739)
Inventories	(4,892)	1,207
Accounts payable	(5,662)	18,764
Income taxes	1,456	(3,588)
Other operating net assets	(4,139)	(5,507)
Net cash provided by operating activities:
Continuing Operations	49,444	54,677
Discontinued Operation	-	1,197
Net cash provided by operating activities	49,444	55,874
Cash Flows from Investing Activities
Additions to property, plant & equipment	(31,609)	(14,289)
Proceeds from sale of property, plant & equipment	101	-
Purchases of business, net of cash acquired	-	(175,201)
Net cash used in investing activities:
Continuing Operations	(31,508)	(189,490)
Net cash used in investing activities	(31,508)	(189,490)
Cash Flows from Financing Activities
Proceeds from borrowings	3,000	183,000
Payments on borrowings	(32,000)	(14,000)
Purchases of treasury stock	(11,301)	-
Payments of redeemable noncontrolling interest	-	(8,789)
Payment on earnout arrangement	-	(2,200)
Proceeds from exercises of stock options	2,042	2,805
Other financing activities	(894)	(1,274)
Net cash (used in) provided by financing activities	(39,153)	159,542
Effect of exchange rate changes on cash and cash equivalents	1,506	1,324
Net increase (decrease) in cash and cash equivalents	(19,711)	27,250
Cash and Cash Equivalents at Beginning of Period	174,660	185,433
Cash and Cash Equivalents at End of Period	$154,949	$212,683
Cash paid for interest	$2,229	$1,617
Cash paid for income taxes	$6,239	$9,123

Non cash transactions:
Purchase of business - holdback amount recorded in Other liabilities	$-	$10,000
Purchase of business - holdback amount recorded in Other accrued liabilities	$-	$2,000
Capital lease obligation incurred on facility lease	$-	$12,005

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance - June 30, 2014	70,935	$213,573	$19,406	$521,327	(9,482)	$(79,263)	$675,043
Shares issued under share-based compensation plans	468	2,042	-	-	(71)	(1,004)	1,038
Net earnings	-	-	-	34,398	-	-	34,398
Purchases of treasury stock	-	-	-	-	(854)	(11,301)	(11,301)
Treasury stock under deferred compensation arrangements	72	414	-	-	(72)	(414)	-
Foreign currency translation adjustments	-	-	(4,166)	-	-	-	(4,166)
Share-based compensation expense	-	5,955	-	-	-	-	5,955
Pension adjustment, net of taxes of $107	-	-	(402)	-	-	-	(402)
Tax deficiency from share-based compensation expense	-	(264)	-	-	-	-	(264)
Balance - December 31, 2014	71,475	$221,720	$14,838	$555,725	(10,479)	$(91,982)	$700,301

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and six months ended December 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The consolidated results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2014 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$-	$697	$-	$1,849
Earnings from discontinued operation before income taxes	-	131	-	133
Income tax benefit (expense)	-	-	-	-
Earnings from discontinued operation, net of taxes	$-	$131	$-	$133

Note 3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. Management currently is evaluating the available transition methods and the potential impact of adoption on the Company's consolidated financial statements.

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

In July 2013, the FASB issued an ASU that changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit, or a portion thereof, be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward, except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update was effective for fiscal years beginning after December 15, 2013 and was effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an ASU related to a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The update clarifies the applicable guidance under current U.S. GAAP for the release of the cumulative translation adjustment upon a reporting entity’s de-recognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The update requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. This update was effective for fiscal years beginning after December 15, 2013 and was effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 4.	Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at December 31, 2014 and June 30, 2014 was $12.1 million and $11.6 million, respectively. During the three months ended December 31, 2014 and 2013, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.1 million, respectively, and was $0.5 million and $0.4 million during the six months ended December 31, 2014 and 2013, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 5.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2014	2014
Raw materials	$67,578	$71,949
Work in progress	54,749	44,739
Finished goods	43,830	49,185
	$166,157	$165,873

Note 6.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2014	2014
Land and land improvements	$2,590	$2,381
Buildings and improvements	97,595	96,551
Machinery and equipment	346,153	335,408
Construction in progress	22,226	16,990
	468,564	451,330
Less accumulated depreciation	(262,082)	(242,391)
	$206,482	$208,939

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2014
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$44,041	$99,214	$52,890	$196,145
Foreign currency translation	(232)	183	-	(49)
Balance-end of period	$43,809	$99,397	$52,890	$196,096

The Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The Company may use a combination of a discounted cash flow model (“DCF model”) and a market analysis to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. However, actual fair values that could be realized could differ from those used to evaluate the impairment of goodwill.

As a result of the July 1, 2014 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units.  The Company had the option to perform a qualitative assessment of goodwill prior to completing the quantitative test to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill and other intangible assets.  Due to the short duration of time since the Company’s most recent annual quantitative goodwill impairment test, which was completed on April 1, 2014, the Company elected to perform a qualitative test on its reporting units as part of the segment realignment.  The Company did not record any impairment of goodwill or long-lived assets during the six months ended December 31, 2014, as the qualitative assessment did not indicate deterioration in the fair value of its reporting units since the most recent annual impairment test.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2014 and June 30, 2014 were as follows ($000):

	December 31, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$50,543	$(16,667)	$33,876	$50,505	$(14,474)	$36,031
Trademarks	17,889	(1,074)	16,815	17,870	(1,037)	16,833
Customer Lists	102,636	(22,978)	79,658	102,839	(19,448)	83,391
Other	1,578	(1,445)	133	1,586	(1,437)	149
Total	$172,646	$(42,164)	$130,482	$172,800	$(36,396)	$136,404

Amortization expense recorded on the Company’s intangible assets was $2.9 million and $6.0 million for the three and six months ended December 31, 2014, respectively, and was $3.4 million and $5.6 million for the three and six months ended December 31, 2013, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 113 months. The customer lists are being amortized over a range of approximately 120 months to 240 months with a weighted average remaining life of approximately 145 months. The gross carrying amount of trademarks includes $16.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, as well as Photop Technologies, Inc. (“Photop”) and Photop AOFR Pty. Ltd. (“Photop AOFR”).

At December 31, 2014, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2015	$5,859
2016	11,619
2017	11,609
2018	11,140
2019	10,715

Note 8.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2014	2014
Line of credit, interest at LIBOR, as defined, plus 1.5% and 1.75%, respectively	$135,000	$154,000
Term loan, interest at LIBOR, as defined, plus 1.25%	75,000	85,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,512	2,960
Total debt	212,512	241,960
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$192,512	$221,960

The Company’s current First Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2014, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2014 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $90.1 million and $71.0 million under its lines of credit as of December 31, 2014 and June 30, 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2014 and June 30, 2014, total outstanding letters of credit supported by these credit facilities were $1.5 million.

The weighted average interest rate of total borrowings was 1.9% and 1.7% for the six months ended December 31, 2014 and 2013, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of December 31, 2014 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	2,512	-	22,512
Year 3	20,000	-	-	20,000
Year 4	15,000	-	135,000	150,000
Year 5	-	-	-	-
Total	$75,000	$2,512	$135,000	$212,512

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2014 and 2013 was 16.4% and 23.7%, respectively. The variations between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. In addition, U.S. research and development credits and the favorable tax treatment of a $7.7 million settlement agreement relating to prior year acquisitions contributed to the favorable year to date effective income tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2014 and June 30, 2014, the Company’s gross unrecognized income tax benefit was $3.2 million and $2.8 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at December 31, 2014 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $3.2 million and $2.8 million of gross unrecognized income tax benefit at December 31, 2014 and June 30, 2014, respectively, was immaterial. Fiscal years 2011 to 2014 remain open to examination by the United States Internal Revenue Service, and fiscal years 2007 to 2014 remain open to examination by certain state jurisdictions and certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares not included in the calculation because they were anti-dilutive totaled approximately 976,000 and 927,000 for the three and six months ended December 31, 2014, respectively, and 452,000 and 378,000 for the three and six months ended December 31, 2013, respectively ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Earnings from continuing operations	$22,096	$7,438	$34,398	$17,130
Earnings from discontinued operation	-	131	-	133
Net earnings	$22,096	$7,569	$34,398	$17,263
Divided by:
Weighted average shares	61,129	62,563	61,319	62,471

Basic earnings per common share:
Continuing operations	$0.36	$0.12	$0.56	$0.27
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.36	$0.12	$0.56	$0.28

Earnings from continuing operations	$22,096	$7,438	$34,398	$17,130
Earnings from discontinued operation	-	131	-	133
Net earnings	$22,096	$7,569	$34,398	$17,263
Divided by:
Weighted average shares	61,129	62,563	61,319	62,471
Dilutive effect of common stock equivalents	1,147	1,372	1,213	1,470
Diluted weighted average common shares	62,276	63,935	62,532	63,941

Diluted earnings per common share:
Continuing operations	$0.35	$0.12	$0.55	$0.27
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.35	$0.12	$0.55	$0.27

Note 11.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2014, the Company realigned its reportable segments from five to three reporting segments to increase focus on end markets and customers, better align the Company’s businesses and technical processes, improve the line of sight on profitability and cash usage and streamline communications. The Company reports its financial results in the following three segments: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products, and the Company’s chief operating decision maker receives and reviews financial information in this format. The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The Company has the following reportable segments at December 31, 2014: (i) II-VI Laser Solutions, which consists of the Company’s infrared optics and material products businesses, II-VI HIGHYAG, the semiconductor laser portion of the former Active Optical Products segment, and smaller units of high-power laser technology from the former Near-Infrared Optics segment and certain remaining corporate activities (primarily corporate assets and capital expenditures); (ii) II-VI Photonics, which consists of the former Near-Infrared Optics segment and the pump laser and optical amplifier businesses of the former Active Optical Products segment; and (iii) II-VI Performance Products, which contains the former Military & Materials and Advanced Products Group segments.

The II-VI Laser Solutions segment is  located in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy and the Philippines. II-VI Laser Solutions is directed by the President of Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers. II-VI Laser Solutions also manufactures fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names.

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

The Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product in December 2013. This product line was previously serviced by PRM and was included as part of the II-VI Performance Products segment. Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$67,655	$60,853	$48,228	$-	$176,736
Inter-segment revenues	5,498	3,800	1,880	(11,178)	-
Operating income	12,226	413	3,892	-	16,531
Interest expense	-	-	-	-	(1,038)
Other income (expense), net	-	-	-	-	9,295
Income taxes	-	-	-	-	(2,692)
Net earnings	-	-	-	-	22,096
Depreciation and amortization	3,368	5,229	4,474	-	13,071
Segment assets	325,561	443,540	277,016	-	1,046,117
Expenditures for property, plant and equipment	3,372	3,076	3,631	-	10,079
Investment	-	-	12,113	-	12,113
Goodwill	43,809	99,397	52,890	-	196,096

	Three Months Ended December 31, 2013
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$63,695	$54,921	$53,149	$-	$171,765
Inter-segment revenues	1,736	2,115	2,619	(6,470)	-
Operating income	3,444	(197)	6,321	-	9,568
Interest expense	-	-	-	-	(1,169)
Other income (expense), net	-	-	-	-	1,125
Income taxes	-	-	-	-	(2,086)
Earnings from discontinued operation	-	-	-	-	131
Net earnings	-	-	-	-	7,569
Depreciation and amortization	4,754	5,071	4,572	-	14,397
Expenditures for property, plant and equipment	3,449	2,939	1,328	-	7,716

	Six Months Ended December 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$140,454	$124,491	$97,624	$-	$362,569
Inter-segment revenues	10,562	6,620	4,108	(21,290)	-
Operating income	25,149	2,485	8,293	-	35,927
Interest expense	-	-	-	-	(2,242)
Other income (expense), net	-	-	-	-	7,613
Income taxes	-	-	-	-	(6,900)
Net earnings	-	-	-	-	34,398
Depreciation and amortization	6,901	10,751	8,980	-	26,632
Expenditures for property, plant and equipment	19,438	5,969	6,202	-	31,609

	Six Months Ended December 31, 2013
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$119,559	$96,938	$105,288	$-	$321,785
Inter-segment revenues	2,200	2,823	5,799	(10,822)	-
Operating income	12,361	574	10,104	-	23,039
Interest expense	-	-	-	-	(1,652)
Other income (expense), net	-	-	-	-	1,072
Income taxes	-	-	-	-	(5,329)
Earnings from discontinued operation	-	-	-	-	133
Net earnings	-	-	-	-	17,263
Depreciation and amortization	7,464	9,651	9,118	-	26,233
Expenditures for property, plant and equipment	5,485	5,450	3,354	-	14,289

Note 12.	Share-Based Compensation

The Board of Directors has adopted, and the shareholders of the Company have approved, the Amended and Restated II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share units awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2014	2013	2014	2013
Stock Options and Cash-Based Stock Appreciation Rights	$1,096	$1,416	$3,215	$3,376
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,063	1,095	2,159	2,609
Performance Share Awards and Cash-Based Performance Share Unit Awards	580	738	990	1,700
	$2,739	$3,249	$6,364	$7,685

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. During the three months ended December 31, 2014 and 2013, the weighted-average fair value of awards granted under the Plan were $4.85 and $6.40 per award, respectively, and $5.75 and $8.68, respectively, during the six months ended December 31, 2014 and 2013, using the following assumptions:

	Three Months Ended		Six Months Ended
December 31,	2014	2013	2014	2013
Risk-free interest rate	1.64%	1.25%	1.71%	1.75%
Expected volatility	38%	46%	41%	47%
Expected life of options	5.19 years	4.60 years	5.96 years	5.70 years
Dividend yield	None	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the awards. The risk-free interest rate shown above is the weighted average rate for all awards granted during each respective period. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the awards. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of awards by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no current intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of award cancellations pre-vesting and are estimated at a rate of 17%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Restricted Share Awards and Cash-Based Restricted Share Units:

The restricted share awards and units compensation expense was calculated based on the number of shares or units expected to be earned by the grantees multiplied by the stock price at the date of grant and is being recognized over the vesting period. Generally, the restricted share awards and units have a three year cliff-vesting provision and an estimated forfeiture rate of 10%.

Performance Share Awards and Cash-Based Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of December 31, 2014, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial and stock price performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial and stock price performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant or the fair value at the date of grant for market based awards.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2014, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Included in other expense (income), net for the three months ended December 31, 2014 is $0.3 million of foreign currency gain related to these contracts.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$344	$-	$344	$-

Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$54	$-	$54	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2014.

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $7.1 million and $7.4 million at December 31, 2014 and June 30, 2014, respectively. As of December 31, 2014, these forward contracts had expiration dates ranging from January 2015 through March 2015, with Japanese Yen denominations individually ranging from 250 million Yen to 300 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended December 31, 2014 and 2013 was insignificant.

Note 15.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Six Months Ending
December 31, 2014
Balance-beginning of period	$2,859
Payments made during the period	(2,453)
Additional warranty liability recorded during the period	2,815
Balance-end of period	$3,221

Note 16.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $6.9 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2014.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$673	$835	$1,353	$1,002
Interest cost	179	201	360	242
Expected return on plan assets	(267)	(331)	(537)	(397)
Net amortization	(148)	-	(509)	-
Net periodic pension costs	$437	$705	$667	$847

During the three and six months ended December 31, 2014, the Company contributed $0.6 million and $1.2 million to the Swiss Plan, respectively.  The Company currently anticipates contributing an additional estimated amount of approximately $1.1 million to the Swiss Plan during the remainder of fiscal year 2015.

Note 17.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock. The Share Repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2014, the Company has purchased 853,934 shares of its common stock pursuant to the Program for approximately $11.3 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the three month period ended December 31, 2014 were as follows ($000):

	Foreign	Pension and Other	Total
	Currency	Post-Retirement	Accumulated Other
	Translation	Benefits Liability	Comprehensive
	Adjustment	Adjustment, Net of Tax	Income
AOCI, net of tax - June 30, 2014	$17,963	$1,443	$19,406
Losses recognized in AOCI	(4,166)	-	(4,166)
Pension gain reclassified from AOCI, net of tax of $107	-	(402)	(402)
Change in AOCI (loss), net of tax	(4,166)	(402)	(4,568)
AOCI, net of tax - December 31, 2014	$13,797	$1,041	$14,838

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this Report. We do not assume any obligation, and do not intend to, update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws. Investors should, however, consult any further disclosures of a forward-looking nature that the Company may make in its subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or other disclosures filed or furnished to the SEC.

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

The Company completed the discontinuance of its tellurium product line in December 2013 by exiting all business activities associated with this product.  This product line was previously serviced by Pacific Rare Specialty Metals and Chemicals, Inc. (“PRM”) and was included as part of the Performance Products segment.   Information included in Management’s Discussion and Analysis has been adjusted to properly reflect the tellurium product as a discontinued operation for all periods presented.

As of July 1, 2014, the Company has realigned from five to three reporting segments: (i) II‐VI Laser Solutions, (ii) II‐VI Photonics, and (iii) II‐VI Performance Products. Segment information for all periods presented reflects the updated segment organization.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when the Company has persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customers at the time of shipment in most cases with the exception of certain customers for whom title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have any significant post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered and reflect the requirements under U.S. GAAP.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at December 31, 2014 were $1.5 million and $3.2 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 3. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2014 and 2013, respectively:

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013
Bookings	$186.8		$167.9

		% of		% of
		Revenues		Revenues
Total Revenues	$176.8	100.0%	$171.7	100.0%
Cost of goods sold	113.7	64.3	118.4	69.0
Gross margin	63.1	35.7	53.3	31.0
Operating expenses:
Internal research and development	12.8	7.2	11.4	6.6
Selling, general and administrative	33.6	19.0	32.5	18.9
Interest and other, net	(8.1)	(4.6)	-	-
Earnings before income tax	24.8	14.0	9.5	5.5
Income taxes	2.7	1.5	2.1	1.2
Earnings from Continuing Operations	22.1	12.5	7.4	4.3
Earnings from Discontinued Operation, net of income tax	-	-	0.1	0.1
Net Earnings	22.1	12.5%	7.6	4.4%

Earnings from Continuing Operations
Diluted earnings per share:	$0.35		$0.12

	Six Months Ended		Six Months Ended
	December 31, 2014		December 31, 2013
Bookings	$368.5		$310.5

		% of		% of
		Revenues		Revenues
Total Revenues	$362.6	100.0%	$321.8	100.0%
Cost of goods sold	231.7	63.9	212.1	65.9
Gross margin	130.9	36.1	109.7	34.1
Operating expenses:
Internal research and development	25.8	7.1	19.1	5.9
Selling, general and administrative	69.2	19.1	67.6	21.0
Interest and other, net	(5.4)	(1.5)	0.6	0.2
Earnings before income tax	41.3	11.4	22.4	7.0
Income taxes	6.9	1.9	5.3	1.6
Earnings from Continuing Operations	34.4	9.5	17.1	5.3
Earnings from Discontinued Operation, net of income tax	-	-	0.1	0.0
Net Earnings	34.4	9.5%	17.3	5.4%

Earnings from Continuing Operations
Diluted earnings per share:	$0.55		$0.27

Executive Summary

Earnings for the three months ended December 31, 2014 were $22.1 million ($0.35 per-share diluted), compared to $7.6 million ($0.12 per-share diluted) for the same period last fiscal year.  Earnings for the six months ended December 31, 2014 were $34.4 million ($0.55 per-share diluted), compared to $17.3 million ($0.27 per-share diluted) for the same period last fiscal year.  The increases in earnings were due, in part, to $7.1 million ($0.12 per-share diluted) of current year earnings resulting from the settlement of certain payment obligations in the purchase agreements for acquisitions completed in fiscal year 2014.   Increased revenues, operational synergies and cost saving initiatives from prior year acquisitions also contributed to the favorable increase in net earnings.  Furthermore, the Company benefited from a lower world-wide tax rate in the current year as a result of a change in the mix of pre-tax income among its foreign taxing jurisdictions. In addition,  U.S. research and development credits and the favorable tax treatment of the above noted settlement agreement contributed to the favorable year to date effective income tax rate. Earnings in the prior year to date period were adversely impacted by $6.8 million (net of tax) of non-recurring acquisition related costs.

Consolidated

Bookings. Bookings for the three months ended December 31, 2014 increased 11.3% to $186.8 million, compared to $167.9 million for the same period last fiscal year. Bookings for the six months ended December 31, 2014 increased 18.7% to $368.5 million, compared to $310.5 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  The increases in bookings were mostly attributable to the timing of prior year acquisitions.  In addition, increased demand for components used in fiber, direct diode and CO2 laser systems contributed to the higher levels of bookings. Somewhat offsetting these increased bookings were lower orders for products used in the military, semiconductor and rare earth element markets due to uncertain demand and program delays.

Revenues. Revenues for the three months ended December 31, 2014 increased 3.0% to $176.8 million compared to $171.7 million for the same period last fiscal year. Revenues for the six months ended December 31, 2014 increased 12.7% to $362.6 million, compared to $321.8 million for the same period last fiscal year. The increases in revenues were mostly attributable to the timing of the prior year acquisitions of Laser Enterprise and Network Solutions.  In addition, higher shipment volumes of one-micron laser component parts also contributed to the increased revenues as the Company continues to execute on its strategy of meeting market demand for its one-micron products by utilizing increased capacity at its new manufacturing facility in Germany.

Gross margin. Gross margin for the three months ended December 31, 2014 was $63.1 million or 35.7% of total revenues, compared to $53.3 million or 31.0% of total revenues for the same period last fiscal year.  Gross margin for the six months ended December 31, 2014 was $130.9 million or 36.1% of total revenues, compared to $109.7 million or 34.1% of total revenues for the same period last fiscal year.  The increase in gross margin as a percentage of revenues primarily were the result of one-time charges recorded in the prior year periods related to the inventory fair market value adjustments associated with prior year acquisitions.  These charges were $3.5 million and $4.1 million, respectively, during the three and six months ended December 31, 2013.

Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2014 were $12.8 million, or 7.2% of revenues, compared to $11.4 million, or 6.6% of revenues, for the same period last fiscal year.  Company-funded internal research and development expenses for the six months ended December 31, 2014 were $25.8 million, or 7.1% of revenues, compared to $19.1 million, or 5.9% of revenues, for the same period last fiscal year.  The increase in research and development expense as a percentage of revenues for each period was due to prior year acquisitions of Laser Enterprise and Network Solutions, which carry higher levels of research and development activities to support ongoing product development of fiber and direct diode laser components, fiber optical amplifiers and micro-optics.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2014 were $33.6 million or 19.0% of revenues, compared to $32.5 million, or 18.9% of revenues for the same period last fiscal year.  Selling, general and administrative expenses for the six months ended December 31, 2014 were $69.2 million or 19.1% of revenues, compared to $67.6 million, or 21.0% of revenues for the same period last fiscal year.  The favorable change in selling, general and administrative expense as a percentage of revenues is mostly due to prior year non-recurring transaction costs of $3.9 million that were recorded in conjunction with the Company’s acquisitions.

Interest and other, net. Interest and other, net for the three months ended December 31, 2014 was income of $8.1 million, mostly as a result of the previously disclosed $7.7 million (pre-tax) settlement of certain payment obligations and foreign currency gains of $0.6 million offset by $1.0 million of interest expense.  Interest and other, net for the six months ended December 31, 2014 was income of $5.4 million, mostly as a result of the $7.7 million settlement offset by unfavorable foreign currency losses of $1.6 million and interest expense of $2.2 million.   In addition, included in interest and other, net during the three and six months ended December 31, 2014 was earnings from the Company’s equity investment in Fuxin, interest income on excess cash reserves and unrealized gains and losses on the Company sponsored deferred compensation plan.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2014 was 16.4%, compared to an effective tax rate from continuing operations of 23.7% for the same period last fiscal year. During the current year the Company benefited from a lower world-wide tax rate as a result of a change in the mix of pre-tax income among its foreign taxing jurisdictions as well as increased research and development credits. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations which are subject to income taxes at lower statutory rates.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$-	$697	$-	$1,849
Earnings from discontinued operation before income taxes	-	131	-	133
Income tax benefit (expense)	-	-	-	-
Earnings from discontinued operation, net of taxes	$-	$131	$-	$133

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

II- VI Laser Solutions (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2014	2013		2014	2013
Bookings	$67.5	$62.0	9%	$137.5	$113.7	21%
Revenues	$67.7	$63.7	6%	$140.5	$119.6	17%
Operating income	$12.2	$3.5	249%	$25.1	$12.4	102%

Bookings for the three months ended December 31, 2014 for Laser Solutions increased 9% to $67.5 million, compared to $62.0 million for the same period last fiscal year.  Bookings for the six months ended December 31, 2014 for Laser Solutions increased 21% to $137.5 million, compared to $113.7 million for the same period last fiscal year. The increases in bookings were due to a full quarter of bookings from the prior year acquisition of the semiconductor laser business.  Additionally, increased laser utilization in North America driven mostly by the U.S. industrial market helped drive stronger demand for high-power component products used in automotive and other laser-based applications.  In addition, demand for our one-micron laser components and fiber-beam delivery systems continued to be strong in Europe and North America.

Revenues for the three months ended December 31, 2014 for Laser Solutions increased 6% to $67.7 million, compared to revenues of $63.7 million for the same period last fiscal year.  Revenues for the six months ended December 31, 2014 for Laser Solutions increased 17% to $140.5 million, compared to revenues of $119.6 million for the same period last fiscal year.  The increases in revenues were due to the inclusion of a full quarter of revenues from the prior year acquisition of the semiconductor laser business.  Higher shipment volumes of replacement optics for CO2 laser systems, diamond windows and other component parts also contributed to the revenue increase.   Manufacturing capacity expansion in Germany resulted in increased product shipments of one-micron components used in fiber laser systems.

Operating income for the three months ended December 31, 2014 for Laser Solutions increased 249% to $12.2 million, compared to $3.5 million for the same period last fiscal year.  Operating income for the six months ended December 31, 2014 for Laser Solutions increased 102% to $25.1 million, compared to $12.4 million for the same period last fiscal year.  The increases in operating income were the result of higher revenues in the current periods as well as the absence of certain one-time transaction costs of $3.9 million recorded in the same periods last fiscal year as a result of the acquisition of the semiconductor laser business.

II- VI Photonics (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2014	2013		2014	2013
Bookings	$66.1	$52.2	27%	$132.4	$92.8	43%
Revenues	$60.9	$54.9	11%	$124.5	$96.9	28%
Operating income	$0.4	$(0.2)	300%	$2.5	$0.6	317%

Bookings for the three months ended December 31, 2014 for Photonics increased 27% to $66.1 million, compared to $52.2 million for the same period last fiscal year.  Bookings for the six months ended December 31, 2014 for Photonics increased 43% to $132.4 million, compared to $92.8 million for the same period last fiscal year.  The increases in bookings were primarily due to the prior year acquisitions of the laser pump and optical amplifier businesses, as these businesses were acquired in September 2013 and November 2013, respectively.

Revenues for the three months ended December 31, 2014 for Photonics increased 11% to 60.9 million, compared to $54.9 million for the same period last fiscal year.  Revenues for the six months ended December 31, 2014 for Photonics increased 28% to 124.5 million, compared to $96.9 million for the same period last fiscal year.  The increases in revenues were primarily due to the prior year acquisitions of the laser pump and optical amplifier businesses.

Operating income for the three months ended December 31, 2014 for Photonics was $0.4 million, compared to an operating loss of $0.2 million for the same period last fiscal year. Operating income for the six months ended December 31, 2014 for Photonics was $2.5 million, compared to $0.6 million for the same period last fiscal year. The increases in operating income were mostly due to the absence of certain one-time transaction costs of $3.9 million recorded in the prior year period as a result of the acquisitions of the laser pump and optical amplifier businesses.

II-VI Performance Products (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		(Decrease)	December 31,		(Decrease)
	2014	2013		2014	2013
Bookings	$53.2	$53.7	(1%)	$98.6	$104.0	(5%)
Revenues	$48.2	$53.1	(9%)	$97.6	$105.3	(7%)
Operating income	$3.9	$6.3	(38%)	$8.3	$10.1	(18%)

Bookings for the three months ended December 31, 2014 for Performance Products were $53.2 million, substantially unchanged from $53.7 million for the same period last fiscal year.  Bookings for the six months ended December 31, 2014 for Performance Products decreased 5% to $98.6 million, compared to $104.0 million for the same period last fiscal year.  The decrease in bookings over the six-month period mostly was due to reduced demand for component parts sold to semiconductor equipment manufacturers for use in lithography and other precision applications as well as order delays for the production of a rare earth element used in alternative green energy applications.  These decreases were partially offset by growth in the semiconductor silicon carbide 150mm wafer product demand in commercial markets.

Revenues for the three months ended December 31, 2014 for Performance Products decreased 9% to $48.2 million, compared to $53.1 million for the same period last fiscal year.  Revenues for the six months ended December 31, 2014 for Performance Products decreased 7% to $97.6 million, compared to $105.3 million for the same period last fiscal year.  The decreases in revenues were due to lower shipment volumes of military related products as a result of lower overall defense spending and funding constraints specific to U.S. military programs, as well as reduced shipments of the rare earth element product line.

Operating income for the three months ended December 31, 2014 for Performance Products decreased 38% to $3.9 million, compared to $6.3 million for the same period last fiscal year.  Operating income for the six months ended December 31, 2014 for Performance Products decreased 18% to $8.3 million, compared to $10.1 million for the same period last fiscal year.  The decreases in operating income resulted from lower revenues and lower gross margin on certain military programs.

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

	Six Months Ended
	December 31,
	2014	2013

Net cash provided by operating activities	$49.4	$55.9
Additions to property, plant and equipment	(31.6)	(14.3)
Net proceeds (payments) on long-term borrowings	(29.0)	169.0
Purchases of treasury shares	(11.3)	-
Proceeds from exercises of stock options	2.0	2.8
Other	0.7	0.0
Purchase of businesses, net of cash acquired	-	(175.2)
Payments of redeemable noncontrolling interest	-	(8.8)
Payment on earnout arrangement	-	(2.2)

Net cash provided by operating activities:

Cash provided by operating activities was $49.4 million for the six months ended December 31, 2014, compared to cash provided by operating activities of $55.9 million for the same period last fiscal year.  The decrease in cash provided by operating activities was due mostly to unfavorable working capital changes, specifically in the areas of inventory and accounts payable, partially offset by higher levels of earnings.

Net cash used in investing activities:

Net cash used in investing activities was $31.5 million for the six months ended December 31, 2014, compared to net cash used of $190.5 million for the same period last fiscal year. The net cash used in investing activities during the six months ended December 31, 2014 consisted mostly of cash paid for capital expenditures, of which approximately $13.4 million related to the purchase of the Company’s manufacturing facility in Berlin, Germany.   The $190.5 million of net cash paid during the six months ended December 31, 2013 was comprised of $175.2 million for prior year acquisitions as well as $14.3 million of capital expenditures.

Net cash provided by financing activities:

Net cash used in financing activities for the six months ended December 31, 2014 was $39.2 million, which was mostly the result of $29.0 million of net payments on borrowings and $11.3 million of treasury stock purchases, slightly offset by $2.0 million of cash proceeds from stock option exercises.  Net cash provided by financing activities was $159.6 million for the same period last fiscal year, mostly due to prior year net borrowings of $169 million used to finance the prior year acquisitions and $2.8 million of cash proceeds from stock option exercises, which were partially offset by an $8.8 million payment made to acquire the remaining ownership of II-VI HIGHYAG and a $2.2 million earnout payment made to the former owners of LightWorks.

The Company’s current Credit Facility provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a fiveyear term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2014, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2014 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2014, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $90.1 million and $71.0 million under its lines of credit as of December 31, 2014 and June 30, 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2014 and June 30, 2014, total outstanding letters of credit supported by the credit facilities were $1.5 million.

The weighted average interest rate of total borrowings under all credit facilities was 1.9% and 1.7% for the six months ended December 31, 2014 and 2013, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock. The Share Repurchase program (the “Program”) calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2014, the Company has purchased 853,934 shares of its Common Stock pursuant to the Program for approximately $11.3 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	December 31,	June 30,
	2014	2014

Cash and cash equivalents	$154.9	$174.7
Available borrowing capacity	90.1	71.0
Total debt obligation	212.5	242.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2014 and June 30, 2014, the Company held approximately $125 million and $143 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States, as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2014.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$212,512	$20,000	$42,512	$150,000	$-
Interest payments(1)	11,813	3,645	6,210	1,958	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	55,072	12,795	16,762	6,825	18,690
Purchase obligations(3)	7,878	7,584	294	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$287,275	$44,024	$65,778	$158,783	$18,690

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2014 and relates to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056.
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

The $3.2 million gross unrecognized income tax benefit at December 31, 2014 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks, the purpose of which is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods and which otherwise would expose the Company to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 2.5 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan.

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.2 million to an increase of $1.5 million for the three months ended December 31, 2014. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $2.3 million to an increase of $2.8 million for the six months ended December 31, 2014.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to dollar exchange rate would change net earnings from a decrease of $0.2 million to an increase of $0.3 million.

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

Interest Rate Risks

As of December 31, 2014, the Company’s total borrowings of $212.5 million were from a line of credit of $2.5 million denominated in Japanese Yen, borrowings under a term loan of $75 million denominated in U.S. dollars and a line of credit borrowing of $135 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million and $0.7 million for the three and six months ended December 31, 2014, respectively.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s Chairman and Chief Executive Officer, and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended December 31, 2014:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
October 1, 2014 to October 31, 2014	57,000		$13.48	57,000	$42,923,783
November 1, 2014 to November 30, 2014	243,217	(b)	$13.28	242,814	$39,699,213
December 1, 2014 to December 31, 2014	72,925		$13.69	72,925	$38,700,870

(a)	A share repurchase program of up to $50 million was approved by the Board of Directors and announced in August 2014.
(b)

Includes 403 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

3.01	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to the II-VI Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2014.

10.01	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the II-VI Form S-8 (File No. 333-199855) filed on November 4, 2014.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith that authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 6, 2015	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer

Date: February 6, 2015	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

3.01	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to the II-VI Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2014.

10.01	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the II-VI Form S-8 (File No. 333-199855) filed on November 4, 2014.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

The Registrant will furnish to the Commission upon request copies of any instruments not filed herewith that authorize the issuance of long-term obligations of the Registrant not in excess of 10% of the Registrants total assets on a consolidated basis.