Form 10-Q
period 2015-03-31
II-VI INC
filed 2015-05-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

At May 2, 2015, 61,066,939 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$154,703	$174,660
Accounts receivable - less allowance for doubtful accounts of $1,264 at March 31, 2015 and $1,852 at June 30, 2014	134,982	136,723
Inventories	164,401	165,873
Deferred income taxes	12,193	11,118
Prepaid and refundable income taxes	7,139	4,440
Prepaid and other current assets	15,429	12,917
Total Current Assets	488,847	505,731
Property, plant & equipment, net	202,073	208,939
Goodwill	195,634	196,145
Other intangible assets, net	125,399	136,404
Investment	12,296	11,589
Deferred income taxes	5,170	4,038
Other assets	8,849	9,080
Total Assets	$1,038,268	$1,071,926

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	40,960	45,767
Accrued compensation and benefits	32,514	32,461
Accrued income taxes payable	7,641	4,584
Deferred income taxes	806	732
Other accrued liabilities	28,378	31,521
Total Current Liabilities	130,299	135,065
Long-term debt	168,002	221,960
Deferred income taxes	7,464	7,440
Other liabilities	21,641	32,418
Total Liabilities	327,406	396,883
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 71,688,493 shares at March 31, 2015; 70,935,098 shares at June 30, 2014	226,600	213,573
Accumulated other comprehensive income	7,517	19,406
Retained earnings	570,233	521,327
	804,350	754,306
Treasury stock, at cost - 10,564,849 shares at March 31, 2015 and 9,481,963 shares at June 30, 2014	(93,488)	(79,263)
Total Shareholders' Equity	710,862	675,043
Total Liabilities and Shareholders' Equity	$1,038,268	$1,071,926

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Domestic	$68,233	$54,424
International	114,476	119,131
Total Revenues	182,709	173,555

Costs, Expenses and Other Expense (Income)
Cost of goods sold	116,984	118,865
Internal research and development	12,874	12,099
Selling, general and administrative	35,192	33,848
Interest expense	844	1,412
Other expense (income), net	1,534	(1,694)
Total Costs, Expenses and Other Expense (Income)	167,428	164,530

Earnings from Continuing Operations Before Income Taxes	15,281	9,025

Income Taxes	773	494

Net Earnings	$14,508	$8,531

Basic Earnings Per Share:
Consolidated	$0.24	$0.14

Diluted Earnings Per Share:
Consolidated	$0.23	$0.13

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended
	March 31,
	2015	2014
Revenues
Domestic	$198,909	$178,683
International	346,369	316,657
Total Revenues	545,278	495,340

Costs, Expenses and Other Expense (Income)
Cost of goods sold	348,676	330,945
Internal research and development	38,662	31,201
Selling, general and administrative	104,354	101,412
Interest expense	3,086	3,064
Other expense (income), net	(6,079)	(2,766)
Total Costs, Expenses and Other Expense (Income)	488,699	463,856

Earnings from Continuing Operations Before Income Taxes	56,579	31,484

Income Taxes	7,673	5,823

Earnings from Continuing Operations	48,906	25,661

Earnings from Discontinued Operation, net of income tax	-	133

Net Earnings	$48,906	$25,794

Basic Earnings Per Share:
Continuing Operations	$0.80	$0.41
Discontinued Operation	$-	$-
Consolidated	$0.80	$0.41

Diluted Earnings Per Share:
Continuing Operations	$0.78	$0.40
Discontinued Operation	$-	$-
Consolidated	$0.78	$0.40

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net earnings	$14,508	$8,531	$48,906	$25,794
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,343)	(2,123)	(11,509)	2,250
Pension adjustment, net of taxes of $(6) and $101 for the three and nine months ended, respectively	22	-	(380)	-
Comprehensive income	$7,187	$6,408	$37,017	$28,044

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net earnings	$48,906	$25,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operation, net of tax	-	(133)
Depreciation	30,259	31,191
Amortization	8,983	8,234
Share-based compensation expense	8,586	9,732
Impairment of intangible assets	1,962	-
Loss on foreign currency remeasurements and transactions	1,892	380
Earnings from equity investment	(707)	(517)
Deferred income taxes	(2,104)	(1,814)
Excess tax benefits from share-based compensation expense	(404)	(522)
Increase (decrease) in cash from changes in:
Accounts receivable	(5,972)	(17,719)
Inventories	(5,721)	3,886
Accounts payable	(3,625)	21,943
Income taxes	677	(7,810)
Other operating net assets	2,971	(5,237)
Net cash provided by operating activities:
Continuing Operations	85,703	67,408
Discontinued Operation	-	1,197
Net cash provided by operating activities	85,703	68,605
Cash Flows from Investing Activities
Additions to property, plant & equipment	(40,163)	(20,767)
Purchases of business, net of cash acquired	-	(177,676)
Other investing activities	64	226
Net cash used in investing activities	(40,099)	(198,217)
Cash Flows from Financing Activities
Proceeds from borrowings	3,000	183,000
Payments on borrowings	(56,500)	(34,000)
Purchases of treasury stock	(12,729)	(10,957)
Payments of redeemable noncontrolling interest	-	(8,789)
Payments on holdback arrangements	(2,350)	(2,200)
Proceeds from exercises of stock options	4,058	3,613
Other financing activities	(610)	(1,375)
Net cash (used in) provided by financing activities	(65,131)	129,292
Effect of exchange rate changes on cash and cash equivalents	(430)	578
Net (decrease) increase in cash and cash equivalents	(19,957)	258
Cash and Cash Equivalents at Beginning of Period	174,660	185,433
Cash and Cash Equivalents at End of Period	$154,703	$185,691
Cash paid for interest	$3,081	$2,883
Cash paid for income taxes	$9,025	$12,545

Non cash transactions:
Purchases of businesses - holdback amount recorded in Other accrued liabilities	$-	$10,000
Capital lease obligation incurred on facility lease	$-	$11,857

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance - June 30, 2014	70,935	$213,573	$19,406	$521,327	(9,482)	$(79,263)	$675,043
Shares issued under share-based compensation plans	681	4,058	-	-	(75)	(1,082)	2,976
Net earnings	-	-	-	48,906	-	-	48,906
Purchases of treasury stock	-	-	-	-	(936)	(12,729)	(12,729)
Treasury stock under deferred compensation arrangements	72	414	-	-	(72)	(414)	-
Foreign currency translation adjustments	-	-	(11,509)	-	-	-	(11,509)
Share-based compensation expense	-	8,586	-	-	-	-	8,586
Pension adjustment, net of taxes of $101	-	-	(380)	-	-	-	(380)
Tax deficiency from share-based compensation expense	-	(31)	-	-	-	-	(31)
Balance - March 31, 2015	71,688	$226,600	$7,517	$570,233	(10,565)	$(93,488)	$710,862

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and nine months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The consolidated results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2014 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$1,849
Earnings from discontinued operation before income taxes	-	-	-	133
Income tax benefit (expense)	-	-	-	-
Earnings from discontinued operation, net of taxes	$-	$-	$-	$133

Note 3.	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued as final, an Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance does not address situations in which debt issuance costs do not have an associated debt liability or exceed the carrying amount of the associated debt liability. This ASU will be effective beginning in fiscal year 2017. Management is currently evaluating the potential impact of adoption on the Company's consolidated financial statements.

In February 2015, the FASB issued as final, ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The update allows for the use of either a full retrospective or a modified retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates the requirement to separately present and disclose extraordinary and unusual items in the financial statements. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Currently the update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On April 29, 2015, the FASB issued an exposure draft (ED) of a proposed ASU that would delay by one year the effective date of its new revenue recognition standard.  Under the proposal, the standard would be effective of public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.  The proposal would permit adoption of the standard as early as the original public entity effective date.  Early adoption prior to that date would not be permitted. Management currently is evaluating the available transition methods and the potential impact of adoption on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard will be effective for annual periods beginning on or after December 15, 2014, with early adoption permitted and will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11: Presentation of an Unrecognized Tax benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit carryforward Exists.  The ASU changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit, or a portion thereof, be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, similar tax loss, or a tax credit carryforward, except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update was effective for fiscal years beginning after December 15, 2013 and was effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 4.	Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2015 and June 30, 2014 was $12.3 million and $11.6 million, respectively. During the three months ended March 31, 2015 and 2014, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.1 million, respectively, and was $0.7 million and $0.5 million during the nine months ended March 31, 2015 and 2014, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 5.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2015	2014
Raw materials	$65,734	$71,949
Work in progress	59,550	44,739
Finished goods	39,117	49,185
	$164,401	$165,873

Note 6.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2015	2014
Land and land improvements	$2,407	$2,381
Buildings and improvements	91,424	96,551
Machinery and equipment	354,862	335,408
Construction in progress	20,320	16,990
	469,013	451,330
Less accumulated depreciation	(266,940)	(242,391)
	$202,073	$208,939

During the quarter ended March 31, 2015, as part of the Company’s ongoing restructuring of its military related businesses in the Performance Products segment, the Company implemented a plan to sell one of its manufacturing facilities located in New Port Richey, Florida. The Company anticipates completing the sale within the next twelve months, has reclassified the carrying value of the land and building of approximately $1.2 million as assets held for sale and has included the carrying value in Prepaid and other current assets in the Condensed Consolidated Balance Sheets at March 31, 2015.

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2015
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$44,041	$99,214	$52,890	$196,145
Foreign currency translation	(567)	56	-	(511)
Balance-end of period	$43,474	$99,270	$52,890	$195,634

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

As a result of the July 1, 2014 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units.  The Company had the option to perform a qualitative assessment of goodwill prior to completing the quantitative test to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill and other intangible assets.  Due to the short duration of time since the Company’s most recent annual quantitative goodwill impairment test, which was completed on April 1, 2014, the Company elected to perform a qualitative test on its reporting units as part of the segment realignment.  The Company did not record any impairment of goodwill during the nine months ended March 31, 2015, as the qualitative assessment did not indicate deterioration in the fair value of its reporting units since the most recent annual impairment test.

During the quarter ended March 31, 2015, the Company recognized an impairment charge on two of its indefinite lived trademarks in the Photonics reporting unit as these trademarks were abandoned as a result of the Company rebranding efforts. Total impairment recorded during the quarter ended March 31, 2015 was $2.0 million, which represented the entire carrying value of these two trademarks and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2015 and June 30, 2014 were as follows ($000):

	March 31, 2015			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$50,460	$(17,710)	$32,750	$50,505	$(14,474)	$36,031
Trademarks	15,853	(1,092)	14,761	17,870	(1,037)	16,833
Customer Lists	102,383	(24,619)	77,764	102,839	(19,448)	83,391
Other	1,569	(1,445)	124	1,586	(1,437)	149
Total	$170,265	$(44,866)	$125,399	$172,800	$(36,396)	$136,404

Amortization expense recorded on the Company’s intangible assets was $3.0 million and $9.0 million for the three and nine months ended March 31, 2015, respectively, and was $2.6 million and $8.2 million for the three and nine months ended March 31, 2014, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 114 months. The customer lists are being amortized over a range of approximately 120 months to 240 months with a weighted average remaining life of approximately 146 months. The gross carrying amount of trademarks includes $14.4 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German subsidiaries, as well as Photop Technologies, Inc. (“Photop”).

At March 31, 2015, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2015	$2,921
2016	11,619
2017	11,609
2018	11,140
2019	10,715

Note 8.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2015	2014
Line of credit, interest at LIBOR, as defined, plus 1.5% and 1.75%, respectively	$115,500	$154,000
Term loan, interest at LIBOR, as defined, plus 1.25%	70,000	85,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,502	2,960
Total debt	188,002	241,960
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$168,002	$221,960

The Company’s First Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2015 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $109.7 million and $71.0 million under its lines of credit as of March 31, 2015 and June 30, 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2015 and June 30, 2014, total outstanding letters of credit supported by these credit facilities were $1.5 million.

The weighted average interest rate of total borrowings was 1.8% and 1.7% for the nine months ended March 31, 2015 and 2014, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of March 31, 2015 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	2,502	-	22,502
Year 3	20,000	-	-	20,000
Year 4	10,000	-	115,500	125,500
Year 5	-	-	-	-
Total	$70,000	$2,502	$115,500	$188,002

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2015 and 2014 was 13.6% and 18.5%, respectively. The variations between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. In addition, the Company reversed $1.5 million of unrecognized income tax benefits as a result of the expiration of the statute of limitations of its fiscal year 2011 income tax return as well as the favorable tax treatment of a $7.7 million settlement agreement relating to prior year acquisitions, which contributed to the favorable year to date effective income tax rate.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2015 and June 30, 2014, the Company’s gross unrecognized income tax benefit was $1.9 million and $2.8 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at March 31, 2015 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $1.9 million and $2.8 million of gross unrecognized income tax benefit at March 31, 2015 and June 30, 2014, respectively, was immaterial. Fiscal years 2012 to 2014 remain open to examination by the United States Internal Revenue Service, and fiscal years 2007 to 2014 remain open to examination by certain state jurisdictions and certain foreign taxing jurisdictions.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares not included in the calculation because they were anti-dilutive totaled approximately 334,000 and 729,000 for the three and nine months ended March 31, 2015, respectively, and 542,000 and 433,000 for the three and nine months ended March 31, 2014, respectively ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Earnings from continuing operations	$14,508	$8,531	$48,906	$25,661
Earnings from discontinued operation	-	-	-	133
Net earnings	$14,508	$8,531	$48,906	$25,794
Divided by:
Weighted average shares	61,082	62,355	61,319	62,426

Basic earnings per common share:
Continuing operations	$0.24	$0.14	$0.80	$0.41
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.24	$0.14	$0.80	$0.41

Earnings from continuing operations	$14,508	$8,531	$48,906	$25,661
Earnings from discontinued operation	-	-	-	133
Net earnings	$14,508	$8,531	$48,906	$25,794
Divided by:
Weighted average shares	61,082	62,355	61,319	62,426
Dilutive effect of common stock equivalents	1,431	1,391	1,286	1,444
Diluted weighted average common shares	62,513	63,746	62,605	63,870

Diluted earnings per common share:
Continuing operations	$0.23	$0.13	$0.78	$0.40
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.23	$0.13	$0.78	$0.40

Note 11.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2014, the Company realigned its reportable segments from five to three reporting segments to increase focus on end markets and customers, better align the Company’s businesses and technical processes, improve the line of sight on profitability and cash usage and streamline communications. The Company reports its financial results in the following three segments: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products, and the Company’s chief operating decision maker receives and reviews financial information in this format.  The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The Company has the following reportable segments at March 31, 2015: (i) II-VI Laser Solutions, which consists of the Company’s infrared optics and material products businesses, II-VI HIGHYAG, the semiconductor laser portion of the former Active Optical Products segment, and smaller units of high-power laser technology from the former Near-Infrared Optics segment and certain remaining corporate activities (primarily corporate assets and capital expenditures); (ii) II-VI Photonics, which consists of the former Near-Infrared Optics segment and the pump laser and optical amplifier businesses of the former Active Optical Products segment; and (iii) II-VI Performance Products, which contains the former Military & Materials and Advanced Products Group segments.

The II-VI Laser Solutions segment is located in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy, South Korea and the Philippines. II-VI Laser Solutions is directed by the President of Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers. II-VI Laser Solutions also manufactures fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names.

The II-VI Photonics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. II-VI Photonics is directed by the President of II-VI Photonics and is further divided into production and administrative units that are directed by managers. II-VI Photonics manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications.  In addition, the segment also manufactures pump lasers, optical amplifiers and micro-optics for optical amplifiers for both terrestrial and submarine applications within the optical communications market.

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

The Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product in December 2013. This product line was previously serviced by PRM and included as part of the II-VI Performance Products segment. Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$73,289	$64,303	$45,117	$-	$182,709
Inter-segment revenues	5,023	2,853	1,924	(9,800)	-
Operating income	14,058	608	2,993	-	17,659
Interest expense	-	-	-	-	(844)
Other income (expense), net	-	-	-	-	(1,534)
Income taxes	-	-	-	-	(773)
Net earnings	-	-	-	-	14,508
Depreciation and amortization	3,233	5,124	4,253	-	12,610
Segment assets	327,240	439,291	271,737	-	1,038,268
Expenditures for property, plant and equipment	2,994	2,098	3,462	-	8,554
Investment	-	-	12,296	-	12,296
Goodwill	43,474	99,270	52,890	-	195,634

	Three Months Ended March 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$63,273	$58,321	$51,961	$-	$173,555
Inter-segment revenues	3,110	2,037	3,411	(8,558)	-
Operating income	4,046	216	4,481	-	8,743
Interest expense	-	-	-	-	(1,412)
Other income (expense), net	-	-	-	-	1,694
Income taxes	-	-	-	-	(494)
Net earnings	-	-	-	-	8,531
Depreciation and amortization	4,238	4,580	4,374	-	13,192
Expenditures for property, plant and equipment	2,966	976	2,536	-	6,478

	Nine Months Ended March 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$213,743	$188,794	$142,741	$-	$545,278
Inter-segment revenues	15,585	9,473	6,032	(31,090)	-
Operating income	39,208	3,093	11,286	-	53,586
Interest expense	-	-	-	-	(3,086)
Other income (expense), net	-	-	-	-	6,079
Income taxes	-	-	-	-	(7,673)
Net earnings	-	-	-	-	48,906
Depreciation and amortization	10,134	15,875	13,233	-	39,242
Expenditures for property, plant and equipment	22,432	8,067	9,664	-	40,163

	Nine Months Ended March 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$182,832	$155,259	$157,249	$-	$495,340
Inter-segment revenues	5,310	4,860	9,210	(19,380)	-
Operating income	16,407	790	14,585	-	31,782
Interest expense	-	-	-	-	(3,064)
Other income (expense), net	-	-	-	-	2,766
Income taxes	-	-	-	-	(5,823)
Earnings from discontinued operation	-	-	-	-	133
Net earnings	-	-	-	-	25,794
Depreciation and amortization	11,702	14,231	13,492	-	39,425
Expenditures for property, plant and equipment	8,451	6,426	5,890	-	20,767

Note 12.	Share-Based Compensation

The Board of Directors has adopted, and the shareholders of the Company have approved, the Amended and Restated II-VI Incorporated 2012 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The Company records share-based compensation expense for these awards at fair value in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2015	2014	2015	2014
Stock Options and Cash-Based Stock Appreciation Rights	$1,172	$1,190	$4,387	$4,566
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,109	930	3,268	3,539
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,331	785	2,321	2,485
	$3,612	$2,905	$9,976	$10,590

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilizes the Black-Scholes valuation model for estimating the fair value of these awards. During the three months ended March 31, 2015 and 2014, the weighted-average fair value of awards granted under the Plan were $6.17 and $6.63 per award, respectively, and $5.75 and $8.57, respectively, during the nine months ended March 31, 2015 and 2014, using the following assumptions:

	Three Months Ended		Nine Months Ended
March 31,	2015	2014	2015	2014
Risk-free interest rate	1.44%	1.82%	1.69%	1.75%
Expected volatility	38%	46%	41%	47%
Expected life of options	5.19 years	5.50 years	5.95 years	5.70 years
Dividend yield	None	None	None	None

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

Performance Share Awards and Cash-Based Performance Share Units:

The Compensation Committee of the Board of Directors of the Company has granted certain named executive officers and employees performance share awards and units under the Plan. As of March 31, 2015, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial and stock price performance goals that the Company considers important contributors to long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial and stock price performance during the performance periods. The performance share awards and units compensation expense is calculated based on the estimated number of shares or units expected to be earned multiplied by the stock price at the date of grant or the fair value at the date of grant for market based awards.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2015, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was immaterial for the three months ended March 31, 2015.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at March 31, 2015 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$74	$-	$74	$-

Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$54	$-	$54	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015.

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings are considered Level 2 among the fair value hierarchy and have variable interest rates and, accordingly, their carrying amounts approximate fair value.

Note 14.	Derivative Instruments

The Company, from time to time, purchases foreign currency forward exchange contracts, primarily in Japanese Yen, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The Company enters into these contracts to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk.

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $9.6 million and $7.4 million at March 31, 2015 and June 30, 2014, respectively. As of March 31, 2015, these forward contracts had expiration dates ranging from April 2015 through July 2015, with Japanese Yen denominations individually ranging from 250 million Yen to 300 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other assets in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended March 31, 2015 and 2014 was insignificant.

Note 15.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Nine Months Ending
March 31, 2015
Balance-beginning of period	$2,859
Payments made during the period	(3,436)
Additional warranty liability recorded during the period	4,168
Balance-end of period	$3,591

Note 16.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $7.2 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at March 31, 2015.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$680	$835	$2,033	$1,837
Interest cost	181	201	541	443
Expected return on plan assets	(270)	(331)	(807)	(728)
Net amortization	28	-	(481)	-
Net periodic pension costs	$619	$705	$1,286	$1,552

During the three and nine months ended March 31, 2015, the Company contributed $0.6 million and $1.8 million to the Swiss Plan, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $0.6 million to the Swiss Plan during the remainder of fiscal year 2015.

Note 17.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2015, the Company has purchased 936,049 shares of its common stock pursuant to the Program for approximately $12.7 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the three month period ended March 31, 2015 were as follows ($000):

	Foreign	Pension and Other	Total
	Currency	Post-Retirement	Accumulated Other
	Translation	Benefits Liability	Comprehensive
	Adjustment	Adjustment, Net of Tax	Income
AOCI, net of tax - June 30, 2014	$17,963	$1,443	$19,406
Losses recognized in AOCI	(11,509)	-	(11,509)
Pension gain reclassified from AOCI, net of tax of $101	-	(380)	(380)
Change in AOCI (loss), net of tax	(11,509)	(380)	(11,889)
AOCI, net of tax - March 31, 2015	$6,454	$1,063	$7,517

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”), contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, the development and use of new technology, the purchasing patterns of customers and end-users, the timely release of new products and acceptance of such new products by the market, the actions of competitors, our ability to devise and execute strategies to respond to market conditions, our ability to assimilate recently acquired businesses, and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2014.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this Report. We do not assume any obligation, and do not intend to, update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws. Investors should, however, consult any further disclosures of a forward-looking nature that the Company may make in its subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or other disclosures filed with or furnished to the SEC.

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

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when the Company has persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sale price is fixed or determinable and collectability is reasonably assured. In most cases, title and risk of loss passes from the Company to its customers at the time of shipment, with the exception of certain customers for whom title does not pass and revenue is not recognized until the customer has received the product at its physical location. The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further, we do not have any significant post-shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 5% of the Company’s consolidated revenues. We believe our revenue recognition practices have adequately considered and reflect the requirements under U.S. GAAP.

We establish an allowance for doubtful accounts and warranty reserves based on historical experience and believe the collection of revenues, net of these reserves, is reasonably assured. Our allowance for doubtful accounts and warranty reserve balances at March 31, 2015 were $1.3 million and $3.6 million, respectively. Our reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 3. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following tables set forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Bookings	$195.7		$187.5

		% of		% of
		Revenues		Revenues
Total Revenues	$182.7	100.0%	$173.6	100.0%
Cost of goods sold	117.0	64.0	118.9	68.5
Gross margin	65.7	36.0	54.7	31.5
Operating expenses:
Internal research and development	12.9	7.1	12.1	7.0
Selling, general and administrative	35.2	19.3	33.8	19.5
Interest and other, net	2.3	1.3	(0.2)	(0.1)
Earnings before income tax	15.3	8.4	9.0	5.2
Income taxes	0.8	0.4	0.5	0.3
Net Earnings	14.5	7.9%	8.5	4.9%

Earnings from Continuing Operations
Diluted earnings per share:	$0.23		$0.13

	Nine Months Ended		Nine Months Ended
	March 31, 2015		March 31, 2014
Bookings	$564.2		$497.9

		% of		% of
		Revenues		Revenues
Total Revenues	$545.3	100.0%	$495.3	100.0%
Cost of goods sold	348.7	63.9	330.9	66.8
Gross margin	196.6	36.1	164.4	33.2
Operating expenses:
Internal research and development	38.7	7.1	31.2	6.3
Selling, general and administrative	104.4	19.1	101.4	20.5
Interest and other, net	(3.1)	(0.6)	0.3	0.1
Earnings before income tax	56.6	10.4	31.5	6.4
Income taxes	7.7	1.4	5.8	1.2
Earnings from Continuing Operations	48.9	9.0	25.7	5.2
Earnings from Discontinued Operation, net of income tax	-	-	0.1	0.0
Net Earnings	48.9	9.0%	25.8	5.2%

Earnings from Continuing Operations
Diluted earnings per share:	$0.78		$0.40

Executive Summary

Net earnings for the three months ended March 31, 2015 were $14.5 million ($0.23 per-share diluted), compared to $8.5 million ($0.13 per-share diluted) for the same period last fiscal year.  The increase in net earnings for the three months ended March 31, 2015 compared to the same period last year was primarily the result of improved operational performance from the Company’s prior year acquisitions, which resulted in increased revenues, realized operational synergies and ongoing cost saving initiatives that positively impacted operating margins. Net earnings for the nine months ended March 31, 2015 were $48.9 million ($0.78 per-share diluted), compared to $25.8 million ($0.40 per-share diluted) for the same period last fiscal year.  The increase in net earnings for the nine months ended March 31, 2015 compared to the same period last fiscal year was due in part, to $7.1 million ($0.11 per-share diluted) of earnings resulting from the settlement of certain payment obligations in the purchase agreements for acquisitions completed in fiscal year 2014 as well as the operational performance improvements from the prior year acquisitions noted above. During the three months ended March 31, 2015 and 2014, the Company recorded restructuring charges related to certain operations in the Photonics and Performance Products segments to further consolidate business operations and reduce redundant expenses. Total after- tax restructuring charges were $2.3 million for each of the periods.

Consolidated

Bookings. Bookings for the three months ended March 31, 2015 increased 4.4% to $195.7 million, compared to $187.5 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2015 increased 13.3% to $564.2 million, compared to $497.9 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future.  The increases in bookings were mostly attributable to increased demand for optical communication and life science products in the Photonics segment primarily focused on CATV optical components, pump lasers, amplifiers and optical coating filters and assemblies.  In addition, strong demand for optics and components used in CO2 fiber and direct diode laser systems contributed to the higher levels of bookings.  Somewhat offsetting these increased bookings were lower levels of bookings for products used in the military, semiconductor and thermoelectric cooler markets in the Performance Products segment which experienced $6.2 million and $11.5 million in lower levels of bookings for the current three and nine month periods, respectively,due to uncertain demand and program delays.

Revenues. Revenues for the three months ended March 31, 2015 increased 5.2% to $182.7 million compared to $173.6 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2015 increased 10.1% to $545.3 million, compared to $495.3 million for the same period last fiscal year.  The increase in revenues during the current three months ended compared to the same period last fiscal year was the result of increased demand for CO2 optics, one-micron and direct diode product offerings as customers’ replenish their inventories after the holidays.  In addition, the Company’s Photonics segment experienced increased demand for optical coating filters, fiber laser combiners and high-power isolator assemblies addressing increased demand from customers in the optical communications markets.  The increase in revenues for the current nine months ended March 31, 2015 compared to the same period last fiscal year was due to the above noted items as well as the timing of the prior year acquisitions of Laser Enterprise and Network Solutions. Offsetting the increased demand was lower revenues from military and semiconductor customers in the Performance Products segment. These markets have seen reduced demand due to lower military spending and program delays. In addition, revenues denominated in foreign currencies were affected negatively by the strong U.S. dollar.

Gross margin. Gross margin for the three months ended March 31, 2015 was $65.7 million or 36.0% of total revenues, compared to $54.7 million or 31.5% of total revenues for the same period last fiscal year.  Gross margin for the nine months ended March 31, 2015 was $196.6 million or 36.1% of total revenues, compared to $164.4 million or 33.2% of total revenues for the same period last fiscal year.  The increase in gross margin as a percentage of revenues for the current three months compared to the same period last fiscal year was primarily the result of operational improvements at the Company’s prior year acquisitions.  The improvement in gross margin as a percentage of revenues for the current nine months compared to the same period last fiscal year was due to the operational improvements noted above as well as one-time charges recorded in the prior fiscal year related to the inventory fair market value adjustments associated with prior year acquisitions.  These charges were $4.1 million for the nine months ended March 31, 2014.

 Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2015 were $12.9 million, or 7.1% of revenues, compared to $12.1 million, or 7.0% of revenues, for the same period last fiscal year.  Company-funded internal research and development expenses for the nine months ended March 31, 2015 were $38.7 million, or 7.1% of revenues, compared to $31.2 million, or 6.3% of revenues, for the same period last fiscal year.  The increase in research and development expense as a percentage of revenues for the current nine months was due to a full nine months of internal research and development in the current fiscal year from prior year acquisitions of Laser Enterprise and Network Solutions, which carry higher levels of research and development activities to support ongoing product development of fiber and direct diode laser components, fiber optical amplifiers and micro-optics.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2015 were $35.2 million or 19.3% of revenues, compared to $33.8 million, or 19.5% of revenues for the same period last fiscal year.  Selling, general and administrative expenses for the nine months ended March 31, 2015 were $104.4 million or 19.1% of revenues, compared to $101.4 million, or 20.5% of revenues for the same period last fiscal year.  Selling, general, and administrative expenses during the current quarter were consistent with the same period last fiscal year, on a percentage of revenue basis. The favorable change in selling, general and administrative expense as a percentage of revenues for the current nine months was mostly due to prior year non-recurring transaction costs of $3.9 million that were recorded in conjunction with the Company’s prior year acquisitions.

Interest and other, net. Interest and other, net for the three months ended March 31, 2015 was an expense of $2.3 million, mostly consisting of the impairment of $2.0 million of trade names in the Photonics segment as part of ongoing restructuring and product rebranding efforts.  Interest and other, net for the nine months ended March 31, 2015 was income of $3.1 million, mostly as a result of the $7.7 million settlement relating to the prior year’s acquisitions, offset by unfavorable foreign currency losses of $1.9 million and

interest expense of $3.1 million.   In addition, included in interest and other, net during the three and nine months ended March 31, 2015 was earnings from the Company’s equity investment in Fuxin, interest income on excess cash reserves and unrealized gains and losses on the Company sponsored deferred compensation plan.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2015 was 13.6%, compared to an effective tax rate from continuing operations of 18.5% for the same period last fiscal year. During the current year, the Company benefited from a lower world-wide tax rate as a result of the mix of pre-tax income among its foreign taxing jurisdictions as well as increased research and development credits. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates.  In addition, the Company reversed $1.5 million of unrecognized income tax benefits as a result of the expiration of the statute of limitations of the Company’s fiscal year 2011 federal income tax return as well as favorable tax treatment of a $7.7 million settlement agreement relating to the prior year’s acquisitions.

Discontinued operation.  During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by PRM and was included as part of the Performance Products segment.   Financial information included in Management’s Discussion and Analysis has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and earnings of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$1,849
Earnings from discontinued operation before income taxes	-	-	-	133
Income tax benefit (expense)	-	-	-	-
Earnings from discontinued operation, net of taxes	$-	$-	$-	$133

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

II- VI Laser Solutions (in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2015	2014		2015	2014
Bookings	$72.8	$67.2	8%	$210.3	$180.9	16%
Revenues	$73.3	$63.3	16%	$213.8	$182.8	17%
Operating income	$14.1	$4.0	253%	$39.2	$16.4	139%

Bookings for the three months ended March 31, 2015 for Laser Solutions increased 8% to $72.8 million, compared to $67.2 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2015 for Laser Solutions increased 16% to $210.3 million, compared to $180.9 million for the same period last fiscal year. The increases in bookings for the three and nine months ended March 31, 2015 compared to the same periods last fiscal year were due to  increased laser utilization in North America driven mostly by the U.S. industrial market, which helped drive stronger demand for high-power CO2 laser component products used in automotive and other laser-based applications.  In addition, demand for our one-micron laser components and fiber-beam delivery systems and laser diodes continued to be strong from automotive assembly plants and Extreme Ultra-Violet applications.

Revenues for the three months ended March 31, 2015 for Laser Solutions increased 16% to $73.3 million, compared to revenues of $63.3 million for the same period last fiscal year.  Revenues for the nine months ended March 31, 2015 for Laser Solutions increased 17% to $213.8 million, compared to revenues of $182.8 million for the same period last fiscal year.  Higher shipment volumes of replacement optics for CO2 laser systems, diamond windows and other component parts contributed to the revenue increase.   Manufacturing capacity expansion in Germany and Switzerland resulted in increased product shipments of one-micron components and high-power laser diode and high volume components used in fiber laser and direct diode laser systems.  The increase in revenues for the current nine months is also the result of having the revenues of Laser Enterprise, acquired last year, included for the full nine month period of the current year.

Operating income for the three months ended March 31, 2015 for Laser Solutions increased 253% to $14.1 million, compared to $4.0 million for the same period last fiscal year.  Operating income for the nine months ended March 31, 2015 for Laser Solutions increased 139% to $39.2 million, compared to $16.4 million for the same period last fiscal year.  The increases in operating income were the result of higher revenues in the current periods as well as the absence of certain one-time transaction costs of $3.9 million recorded in the same periods last fiscal year as a result of the acquisition of the semiconductor laser business.  In addition, Laser Enterprise realized increased operating income due to improved operational performance and reduction of certain redundant operating costs.

II- VI Photonics (in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2015	2014		2015	2014
Bookings	$72.0	$63.2	14%	$204.4	$156.0	31%
Revenues	$64.3	$58.3	10%	$188.8	$155.3	22%
Operating income	$0.6	$0.2	200%	$3.1	$0.8	288%

Bookings for the three months ended March 31, 2015 for Photonics increased 14% to $72.0 million, compared to $63.2 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2015 for Photonics increased 31% to $204.4 million, compared to $156.0 million for the same period last fiscal year.  The increases in bookings for the three months ended March 31, 2015 compared to the same period last year was the result of increased demand for optical coating filters for data center applications and fiber to the X broadband networks.  In addition, strong demand in the fiber laser market, particularly in China, for a broad range of products including fiber laser combiners, filters and high-power isolator assemblies contributed to this segment’s bookings. The increase in bookings for the current nine months was primarily due to the above mentioned items as well as the prior year acquisitions of the laser pump and optical amplifier businesses,  which were acquired in September 2013 and November 2013, respectively.

Revenues for the three months ended March 31, 2015 for Photonics increased 10% to $64.3 million, compared to $58.3 million for the same period last fiscal year.  The increase in revenues for the current three months ended March 31, 2015 compared to the same period last fiscal year was mainly attributable to increased customer demand for optical filters, optical assemblies, pump lasers and amplifier modules that serve multiple markets.  Revenues for the nine months ended March 31, 2015 for Photonics increased 22% to $188.8 million, compared to $155.3 million for the same period last fiscal year.  The increases in revenues for the nine months ended were primarily due to the prior year acquisitions of the laser pump and optical amplifier businesses as noted above.

Operating income for the three months ended March 31, 2015 for Photonics increased 200% to $0.6 million, compared to $0.2 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2015 for Photonics increased 288% to $3.1 million, compared to $0.8 million for the same period last fiscal year. The increases in operating income were mostly due to the absence of certain one-time transaction costs and purchase accounting adjustments recorded in the prior year period as a result of the acquisitions of the laser pump and optical amplifier businesses.

II-VI Performance Products (in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		(Decrease)	March 31,		(Decrease)
	2015	2014		2015	2014
Bookings	$50.9	$57.1	(11%)	$149.5	$161.0	(7%)
Revenues	$45.1	$52.0	(13%)	$142.7	$157.2	(9%)
Operating income	$3.0	$4.5	(33%)	$11.3	$14.6	(23%)

Bookings for the three months ended March 31, 2015 for Performance Products decreased 11% to $50.9 million, compared to $57.1 million for the same period last fiscal year.  Bookings for the nine months ended March 31, 2015 for Performance Products decreased 7% to $149.5 million, compared to $161.0 million for the same period last fiscal year.  The decrease in bookings for both the current three and nine month periods was driven by delays of the Company’s legacy military programs and technical challenges on new programs in the military business.  These decreases were partially offset by growth in the silicon carbide 150mm wafer product demand in RF and power markets.

Revenues for the three months ended March 31, 2015 for Performance Products decreased 13% to $45.1 million, compared to $52.0 million for the same period last fiscal year.  Revenues for the nine months ended March 31, 2015 for Performance Products decreased 9% to $142.7 million, compared to $157.2 million for the same period last fiscal year.  The decreases in revenues were due to lower shipment volumes of military related products as a result of lower overall defense spending and funding constraints specific to U.S. military programs.

Operating income for the three months ended March 31, 2015 for Performance Products decreased 33% to $3.0 million, compared to $4.5 million for the same period last fiscal year.  Operating income for the nine months ended March 31, 2015 for Performance Products decreased 23% to $11.3 million, compared to $14.6 million for the same period last fiscal year.  The decreases in operating income resulted from lower revenues and lower gross margin on certain military programs.

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

	Nine Months Ended
	March 31,
	2015	2014

Net cash provided by operating activities	$85.7	$68.6
Additions to property, plant and equipment	(40.2)	(20.8)
Net proceeds (payments) on long-term borrowings	(53.5)	149.0
Purchases of treasury shares	(12.7)	(11.0)
Proceeds from exercises of stock options	4.1	3.6
Purchase of businesses, net of cash acquired	-	(177.7)
Payments of redeemable noncontrolling interest	-	(8.8)
Payments on holdback arrangements	(2.4)	(2.2)
Other	(1.0)	(0.6)

Net cash provided by operating activities:

Cash provided by operating activities was $85.7 million for the nine months ended March 31, 2015, compared to cash provided by operating activities of $68.6 million for the same period last fiscal year.  The increase in cash provided by operating activities was due in part to higher levels of net earnings during the current fiscal year which increased $23.1 million from the same period last year.  In addition, working capital improvements, specifically in the area of accounts receivable contributed to the increase as the Company finalized its settlement agreement relating to prior year acquisitions of II-VI Laser Enterprise and II-VI Network Solutions resulting in collection of certain accounts receivable subject to the settlement negotiations.

Net cash used in investing activities:

Net cash used in investing activities was $40.1 million for the nine months ended March 31, 2015, compared to net cash used of $198.2 million for the same period last fiscal year. The net cash used in investing activities during the nine months ended March 31, 2015 consisted mostly of cash paid for capital expenditures, of which approximately $13.4 million related to the purchase of the Company’s manufacturing facility in Berlin, Germany.   The $198.2 million of net cash paid during the nine months ended March 31, 2014 was comprised of $177.7 million for the prior year acquisitions noted above as well as $20.8 million of capital expenditures.

Net cash provided by financing activities:

Net cash used in financing activities for the nine months ended March 31, 2015 was $65.1 million, which was mostly the result of $53.5 million of net payments on borrowings, $12.7 million of treasury stock purchases and $2.4 million payment on prior year acquisition’s purchase price holdbacks, offset by $4.1 million of cash proceeds from stock option exercises.  Net cash provided by financing activities was $129.3 million for the same period last fiscal year, mostly due to prior year net borrowings of $149 million used to finance the prior year acquisitions noted above and $3.6 million of cash proceeds from stock option exercises, which were partially offset by an $8.8 million payment made to acquire the remaining ownership of II-VI HIGHYAG and a $2.2 million earnout payment made to the former owners of LightWorks Optics, Inc..

The Company’s current Credit Facility provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2015 and June 30, 2014, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $109.7 million and $71.0 million under its lines of credit as of March 31, 2015 and June 30, 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2015 and June 30, 2014, total outstanding letters of credit supported by the credit facilities were $1.5 million.

The weighted average interest rate of total borrowings under all credit facilities was 1.8% and 1.7% for the nine months ended March 31, 2015 and 2014, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2015, the Company has purchased 936,049 shares of its Common Stock pursuant to the Program for approximately $12.7 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2015	2014

Cash and cash equivalents	$154.7	$174.7
Available borrowing capacity	109.7	71.0
Total debt obligation	188.0	242.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2015 and June 30, 2014, the Company held approximately $126 million and $143 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to undistributed earnings outside of the United States, as the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2015.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$188,002	$20,000	$42,502	$125,500	$-
Interest payments(1)	10,181	3,204	5,328	1,649	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	62,544	14,654	19,534	10,572	17,784
Purchase obligations(3)	4,603	4,426	172	3	2
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$265,330	$42,284	$67,536	$137,724	$17,786

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2015 and relates to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to PRM. The lease obligations extend through years 2039 and 2056.
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

A $1.9 million gross unrecognized income tax benefit at March 31, 2015 is excluded from the table above as the Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its banks, the purpose of which is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency exchange rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods in which the Company would otherwise be exposed to foreign currency risk. The Company monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses. The Company currently has a 2.5 million Yen revolving credit facility to help minimize the foreign currency exposure in Japan.

A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $1.3 million to an increase of $1.5 million for the three months ended March 31, 2015. A 10% change in the Yen to dollar exchange rate would have changed revenues in the range from a decrease of $3.6 million to an increase of $4.3 million for the nine months ended March 31, 2015.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to dollar exchange rate would change net earnings in the range from a decrease of $1.4 million to an increase of $1.7 million for the nine months ended March 31, 2015.

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

Interest Rate Risks

As of March 31, 2015, the Company’s total borrowings of $188 million were from a line of credit of $2.5 million denominated in Japanese Yen, borrowings under a term loan of $70 million denominated in U.S. dollars and a line of credit borrowing of $115.5 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.3 million and $0.7 million for the three and nine months ended March 31, 2015, respectively.

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

In addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended March 31, 2015:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
January 1, 2015 to January 31, 2015	-		$-	-	$38,700,870
February 1, 2015 to February 28, 2015	1,607	(b)	$17.37	-	$38,700,870
March 1, 2015 to March 31, 2015	84,253	(c)	$17.60	82,115	$37,255,646

(a)	A share repurchase program of up to $50 million was approved by the Board of Directors and announced in August 2014.

(b)

Represents 1,607 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

(c)

Includes 2,138 shares of our common stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

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

II-VI INCORPORATED
(Registrant)

Date: May 8, 2015	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer

Date: May 8, 2015	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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