Form 10-K
period 2015-06-30
II-VI INC
filed 2015-08-28
CIK 820318

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2014, was approximately $798,334,460 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.

Number of outstanding shares of Common Stock, no par value, at August 20, 2015, was 61,222,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2015 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (including certain information incorporated herein by reference) contains forward-looking statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “believes,” “estimates” or similar expressions. Forward-looking statements address, among other things, our expectations, our growth strategies, our efforts to increase bookings, sales and revenues, projections of our future profitability, results of operations, capital expenditures, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs or our actions, plans or strategies.

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

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2016 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management:

•	Dependency on international sales and successful management of global operations,
•	Our ability to develop and market new products and processes,
•	Our ability to keep pace with key industry developments,
•	Our ability to successfully integrate and capitalize on newly acquired businesses,
•	Decline in the operating performance of a business segment resulting in impairment of the segment’s goodwill and indefinite-lived intangible assets,
•	Global economic and political uncertainties,
•	Our ability to protect our intellectual property,
•	Changes in or interpretations of U.S. and non-U.S. laws governing trade, funds flow, employment, social and property taxes and foreign investment,
•	Potential costs for violations of applicable environmental, health and safety laws and the costs of complying with governmental regulations,
•	Disruption of information and communication technologies, including outages or control breakdowns,
•	The future availability and prices of raw materials,
•	The use of defective or contaminated materials in our products which we may be unable to detect until deployment by customers,
•	Changes in defense spending and cancellation or changes in defense programs or initiatives,
•	Changes in tax rates, liabilities or accounting rules,
•	Competition in the markets that we serve,
•	Our ability to attract and retain key personnel,
•	The impact of natural disasters or other global or regional catastrophic events in our areas of operation,
•	Historically high cyclicality of our customers’ end markets,
•	Impact of commodity prices,

•	The fluctuation of the price of our Common Stock, and
•	Provisions in our Articles of Incorporation and By-Laws, which may limit the price investors are willing to pay for our Common Stock.

The foregoing and additional risk factors are described in more detail herein under Item 1A. “Risk Factors”. In addition, we operate in a highly competitive and rapidly changing environment and therefore, new risk factors can arise. It is not possible for management to predict all such risk factors, assess the impact of all such risk factors on our business nor estimate the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or developments, or otherwise, except as may be required by the securities laws. We caution you not to rely on them unduly.

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

Effective July 1, 2014, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products. The segment information (revenue through operating income) for all periods presented in this document reflects the realigned segment organization.

•

The II-VI Laser Solutions segment contains the former Infrared Optics segment, the semiconductor laser portion of the former Active Optical Products segment (now II-VI Laser Enterprise), and smaller units of high-power laser technology from the former Near-Infrared Optics segment (now II-VI Suwtech) and the former Advanced Products Group segment (now II-VI Lasertech).

•

The II-VI Photonics segment contains the remaining majority of the former Near-Infrared Optics segment (now part of both II-VI Photop and II-VI Optical Communications) as well as the pump laser and optical amplifier businesses of the former Active Optical Products segment (now II-VI Optical Communications).

•	The II-VI Performance Products segment contains the former Military & Materials and the majority of the former Advanced Products Group segments.

In August 2013, the Company announced that its subsidiary, II-VI Performance Metals, a business in the II-VI Performance Products segment, would discontinue its tellurium product line. In addition, the Company downsized its selenium product line and now only provides selenium metal to the Company’s II-VI Laser Solutions segment, while maintaining production of its rare earth element. The Company’s goal was to provide a reliable supply of selenium for the Company’s internal needs while significantly decreasing write-downs and profit volatility associated with minor metal index pricing. Financial and operational data included herein for all periods presented reflects the presentation of the tellurium product line as a discontinued operation.

Our Internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We post the following reports on our website as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, we post our proxy statements on

Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers and ten-percent beneficial owners pursuant to Section 16 of the Exchange Act. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make our corporate governance documents available on our website, including the Company’s Code of Business Conduct and Ethics, governance guidelines and the charters for various board committees. All such documents are located on the Investors page of our website and are available free of charge.

Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended June 30, 2015 are set forth in the Consolidated Statements of Earnings and in Note 11 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.

General Description of Business

We develop and manufacture engineered materials, opto-electronic components and products for precision use in industrial, optical communications, military, semiconductor and life science applications. We use advanced engineered material growth technologies coupled with proprietary high-precision fabrication, micro-assembly, thin-film coating and electronic integration to enable complex opto-electronic devices and modules. Our products are deployed in applications that we believe reduce costs and improve performance and reliability in a variety of applications, including:

•	Laser cutting, welding and marking operations,
•	Optical communication products,
•	Intelligence, surveillance and reconnaissance,
•	Semiconductor processing and tooling,
•	Medical procedures and
•	Thermo electric cooling and power generation solutions.

A key Company strategy is to develop and manufacture high performance materials that are differentiated from those produced by our competitors. We focus on providing critical components to the heart of our customers’ assembly lines for products serving the above noted applications.

Our U.S. production and research and development operations are located in Pennsylvania, California, New Jersey, Texas, Mississippi, Massachusetts, Connecticut, Delaware, New York and Florida and our non-U.S. production operations are based in China, Singapore, Vietnam, the Philippines, Germany and Switzerland. We also utilize contract manufacturers in Thailand and China. In addition to sales offices at most of our manufacturing sites, we have sales and marketing subsidiaries in Hong Kong, Japan, Germany, China, Switzerland, Belgium, the United Kingdom (“U.K.”), Italy and South Korea. Approximately 63% of our revenues for the fiscal year ended June 30, 2015 were generated from sales to customers outside of the U.S.

Our Products

The main products for each of our markets are described as follows:

II-VI Laser Solutions Segment

II-VI Infrared Optics Group:

We supply a broad line of precision infrared opto-electronic components such as lenses, output couplers, windows, mirrors and scan-lenses for use in CO2 lasers. Our precision opto-electronic components are used to attenuate the amount of laser energy, enhance the properties of the laser beam and focus and direct laser beams to a target work surface. The opto-electronic components include both reflective and transmissive optics and are made from materials such as zinc selenide, zinc sulfide, copper, silicon, gallium arsenide and germanium. Transmissive optics used with CO2 lasers are predominately made from zinc selenide. We believe we are the largest manufacturer of zinc selenide in the world. We supply replacement optics to end users of CO2 lasers. Over time, optics may become contaminated and must be replaced to maintain peak laser operations. This aftermarket portion of our business continues to grow as laser applications proliferate worldwide and the installed base of serviceable laser systems increases each year. We estimate that 85% to 90% of our infrared optics sales service this installed base of CO2 laser systems. We serve the aftermarket via a combination of selling to OEMs and directly to system end users.  We are also one of the leading producers of CVD Diamond substrates for applications including multi-spectral laser optics, dielectric windows, heat sinks, and other applications. Diamond is the ultimate material for a wide variety of applications because of its outstanding physical properties, including extreme hardness and strength, high thermal conductivity, low thermal expansion, excellent dielectric properties, resistance to chemical attack, and optical transmission over a wide spectral range.

II-VI HIGHYAG Division:

Our broad expertise in laser technology, optics, sensor technology and laser applications enables us to supply a broad array of tools for laser materials processing, including modular laser processing heads for fiber lasers, YAG lasers and other one-micron laser systems. We also manufacture beam delivery systems including fiber optic cables and modular beam systems.

II-VI Laser Enterprise Division:

Our semiconductor laser diode products cover a broad wavelength from 750 nm to 1500 nm and varying optical output power ranges. The laser diode products are available as integrated modules with and without active cooling, fiber pigtails or assemblies.

II-VI Suwtech Division:

We supply high-power laser, green laser, narrow linewidth laser and Q-switched laser solutions for various applications, including laser leveling, range finding, bio-medical instrumentation, Raman spectroscopy, machine vision, laser entertainment and display, and digital printing.

II-VI Lasertech Division:

The need for industry to be able to process very hard materials is growing as more applications for materials such as CVD and PCD Diamond, Poly Crystalline Boron Nitride, and ultra-hard ceramics emerge. The laser cutting machines manufactured by II-VI Lasertech are specifically designed to cut, drill and etch these kinds of materials.

II-VI Photonics Segment

II-VI Photop Group:

We manufacture products across a broad spectral range in the visible and near-infrared wavelengths. We offer a wide variety of standard and custom laser gain materials, optics, optical components and optical module assemblies for optical communications, laser systems, and photonic applications in the medical, life science, industrial, scientific and research and development markets. Laser gain materials are produced to stringent industry specifications and precisely fabricated to customer specifications. Key materials and precision optical components for YAG, fiber lasers and other solid-state laser systems are an important part of our product offerings. We manufacture lenses, windows, prisms, mirrors, gratings, wave-plates, and polarizers for visible and near-infrared applications, which are used to control or alter visible or near-infrared energy and its polarization. In addition, we manufacture specialty coated glass wafers used as optical filters in the life science and optical communications markets, and coated windows used as debris shields in the industrial and medical laser aftermarkets. We offer fiber optics, micro optics and photonic crystal parts for optical communications, instrumentation and laser applications, optical components and modules for optical communication networks, as well as diode pumped solid-state laser devices for optical instruments, display and biotechnology.

II-VI Optical Communications Group:

We manufacture a broad range of passive optical components and modules, leveraging our core micro optics platform for the filtering, combining, splitting, attenuating and monitoring of optical wavelengths within optical communication systems. We supply a broad portfolio of cooled and uncooled pumps, both single and multi-mode designs in single chip and multi-chip configurations based on our gallium arsenide (GaAs) chip technology, facet passivation processes and wafer fab and module manufacturing capabilities. The single chip designs are predominantly used as low noise pump sources for EDFA covering gain block, single channel to multi-channel data wavelength-division multiplexing (DWDM), addressing access, cross-connect, metro and also long haul requirements of the telecom market. Our dual chip pump solutions are designed and able to address the arrayed amplifier market where 8 or 16 amplification stages are required. Our single mode high-power uncooled pump modules address both the single channel and small form factor terrestrial market and also the stringent high reliability demands of the submarine (subsea) network market. The latter is a testament to the stability of our chip, module design technology and manufacturing capabilities. Finally, we are able to address segments of the cable television market with both single mode and uncooled multimode GaAs pump lasers, typically used for distribution amplification. In addition, we offer a wide variety of standard, semi-custom and customer amplifiers. These products are offered at varying levels of sophistication ranging from a simple collection of active and passive components mounted to a printed circuit board assembly (“PCBA”) through assemblies with large amounts of firmware and software which are either mounted onto our customer’s PCBA’s controlled amplifier modules or plug directly into our customers’ equipment shelf line cards. We offer EDFA and Raman amplifiers as well as amplifiers which are combined with wavelength selective switches. Also, we are starting to offer a range of 40G and 100G transceivers which are focused on meeting the transmission needs within data centers.

II-VI Performance Products Segment

II-VI Optical Systems operation:

We offer optics and optical sub-assemblies for UV, Visible, and Infrared systems including thermal imaging, night vision, laser designation, missile warning, targeting and navigation systems. Our product offering is comprised of missile domes, electro-optical windows and sub-assemblies, imaging lenses, UV filter assemblies, laser cavity optics and prisms and other optical components. Our precision optical products utilize optical materials such as sapphire, germanium, zinc sulfide, zinc selenide, silicon and spinel. In addition, our products also include crystalline materials such as calcium fluoride, barium fluoride, YAG, YLF and fused silica. Our products are currently utilized on the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter, unmanned platforms such as the Predator and Reaper UAV and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle.

II-VI Performance Metals operation:

Our product offering includes a rare earth element in specific purity levels and forms.

II-VI Marlow operation:

We supply a broad array of TEMs and related assemblies to various market segments. In the defense market, TEMs are used in guidance systems, smart weapons and night vision systems, as well as soldier cooling. TEMs are also used in products providing temperature stabilization for telecommunication lasers that generate and amplify optical signals for fiber optic communication systems. TEMs are also used in the personal comfort market. We also produce and sell a variety of solutions from thermoelectric components to complete sub-assemblies used in the medical equipment market and other industrial, commercial and personal comfort applications. Thermoelectric modules, used as power generators, are also applied in a range of end-use applications. We offer single-stage TEMs, micro TEMs, multi-stage TEMs, planar multi-stage TEMs, extended life thermo-cyclers, thermoelectric thermal reference sources, power generators and thermoelectric assemblies.

II-VI M Cubed operation:

We supply a diverse array of products to several market segments. In the semiconductor market, reaction bonded SiC is used to produce wafer chucks, robot end effectors, structural components, and mechanical stage assemblies. In the defense market, we supply next generation personnel armor, monolithic helicopter seats, and vehicle and aviation armor sub systems. In the industrial market, we supply wear resistant components, refractory assemblies, and precision optical substrates for chemical, refractory, and scientific applications.

II-VI Advanced Materials operation:

Our product offerings include 6H-SiC (semi-insulating) and 4H-SiC (semi-insulating and semi-conducting)  substrates which are used in the wireless communications infrastructure, radio frequency (“RF”) electronics, thermal management, highly efficient (green energy) power conversion and power switching markets. We are also one of the leading producers of CVD Diamond substrates for applications including multi-spectral laser optics, dielectric windows, heat sinks, and other applications. Diamond is the ultimate material for a wide variety of applications because of its outstanding physical properties, including extreme hardness and strength, high thermal conductivity, low thermal expansion, excellent dielectric properties, resistance to chemical attack, and optical transmission over a wide spectral range. Our CVD diamond materials are being utilized in semiconductor equipment manufacturing, microwave frequency windows and thermal management applications.

Our Markets

Our market-focused businesses are organized by technology and products. Our businesses are composed of the following primary markets:

II-VI Laser Solutions Segment

II-VI Infrared Optics Group:

•	Design, manufacture and marketing of engineered materials and opto-electronic components for industrial applications.

Increases in the installed worldwide base of laser machines for a variety of laser processing applications have driven CO2 laser optics component consumption. It is estimated that there are over 75,000 CO2 laser systems currently deployed in the world. CO2 lasers offer benefits in a wide variety of cutting, welding, drilling, ablation, cladding, heat treating and marking applications for materials such as steel alloys, non-ferrous metals, plastics, wood, paper, fiberboard, ceramics and composites. Laser systems enable manufacturers to reduce parts cost and improve quality, as well as improve process precision, speed, throughput, flexibility, repeatability and automation. Automobile manufacturers, for example, deploy lasers both to cut body components and to weld those parts together in high-throughput production lines. Manufacturers of motorcycles, lawn mowers and garden tractors cut, trim, and weld metal parts with lasers to reduce post-processing steps and, therefore, lower overall manufacturing costs. Furniture manufacturers utilize lasers because of their easily reconfigurable, low-cost prototyping and production capabilities for customer-specified designs. In high-speed food and pharmaceutical packaging lines, laser marking is used to provide automated product, date and lot coding on containers. In addition to being installed by original equipment manufacturers (“OEMs”) of laser systems in new machine builds, our optical components are purchased as replacement parts by end-users of laser machines to maintain proper system performance. In newer and developing market segments, SiC and CVD Diamond both exhibit very high thermal conductivities for use in high-end applications in the semiconductor and opto-electronic markets.  CVD Diamond also has applications in the windows, tooling, microwave and radiation detection markets. We believe that the current addressable markets serviced by our II-VI Infrared Optics operations are approximately $500 million.

II-VI HIGHYAG Division:

•	Design, manufacture and marketing of customized technology for laser material processing to deliver both low-power and high-power one-micron laser light for industrial applications.

In many areas of material processing, laser technology has proven to be a better alternative to conventional production techniques. It has also enabled novel processing steps not previously achievable with legacy technologies. The precise cut and elegant seam are visible proof of a laser beam’s machining efficiency. Industrial applications such as welding, drilling and cutting have driven the recent market growth of the one-micron laser systems, and are demanding increased performance, lower total cost of ownership, ease of use and portability of the one-micron laser systems. One-micron laser systems require efficient and reliable tools, including modular laser processing heads for fiber lasers, beam delivery systems, including fiber optic cables, and modular beam systems. We believe that the current addressable markets serviced by our II-VI HIGHYAG operations are approximately $700 million.

II-VI Laser Enterprise Division:

•	Design, manufacture and marketing of advanced semiconductor laser diodes and low-power polarization locked laser diodes.

We market advanced laser technology diodes for material processing, medical, cosmetic, 3-D sensing and printing applications and are exploring other new market opportunities for our high-power lasers. In addition, we sell low-power polarization locked products for optical mouse and finger navigation applications. Our market opportunities for Vertical-Cavity Surface-Emitting Laser (“VCSEL”) products are expanding to include optical high-speed datacom applications and high-power sensing for consumer electronics applications. We believe that the current addressable markets serviced by our II-VI Laser Enterprise operations are approximately $300 million.

II-VI Suwtech & II-VI Lasertech Divisions:

•	Design, manufacture and marketing of high-power lasers for industrial applications and green lasers for consumer, life science and industrial applications by our II-VI Suwtech division.
•	Design, manufacture and marketing of ultra-hard material laser cutting machines for industrial applications by our II-VI Lasertech division.

The need for high-power and green laser for industrial and medical applications continue to grow as does the need for a laser cutting device capable of processing the next generation of ultra-hard materials like diamond. We believe that the current addressable markets serviced by our II-VI Lasertech and II-VI Suwtech operations are approximately $400 million.

II-VI Photonics Segment

II-VI Photop Group:

•

Design, manufacture and marketing of a diverse range of customized optics, optical assemblies for consumer and commercial applications such as fiber optic communications, projection and display products, lasers, medical equipment and bio-medical instrumentation.

•	Design, manufacture and marketing of crystal ad optical components to OEM customers for fiber, solid state and gas laser systems used in industrial and medical applications.

The II-VI Photop market is driven by applications in the optical communications, medical and life science, and industrial markets. The optical communications market segment requires delivery of ever-increasing data bandwidth and necessitates innovations in performance and cost of the underlying optics and optical components. Medical and life science applications continue to gain traction in the market and include aesthetic, vision correction, dental, ophthalmic and diagnostic lasers and instruments. Industrial market segments are addressed by solid state lasers and fiber lasers, which are used in high-power applications such as cutting, welding, drilling, and lower power applications such as marking and engraving. These industrial applications are demanding higher performance levels for less cost and more efficiency, creating competition for other technologies. II-VI Photop also addresses opportunities in the semiconductor processing, instrumentation, test and measurement and research segments. We believe that the current addressable markets serviced by our II-VI Photop operations are approximately $1.4 billion.

II-VI Optical Communications Group:

•	Design, manufacture and marketing of optical components, assemblies and modules for use in telecommunications and CATV networks and data centers.
•	Design, manufacture and marketing of 980 nanometer (“nm”) pump laser diodes for high-power, reliable pump sources for EDFAs in terrestrial and submarine applications.
•	Design, manufacture and marketing of Erbium Doped Fiber Amplifiers (“EDFA”) used to compensate for losses in optical fiber and other optical components and modules in optical transmission systems.
•	Design, manufacture and marketing of optical monitoring products for communications networks.
•	Design, manufacture and marketing of transceivers for data networks.

The optical communications market is being driven in part by demand for high-bandwidth communication capabilities through increasing worldwide usage of the Internet and data services, the growing number of broadband users, mobile device and cloud computing users, and the greater reliance on high-bandwidth capabilities in our daily lives. High-bandwidth communication networks are being extended closer to the end user with fiber-to-the-home and other fiber optic networks. Mobile data traffic also is increasing as smart phones continue to proliferate with increasingly sophisticated audio, photo, video, email and Internet capabilities, as well as data connection and storage through cloud computing networks. The resulting traffic, in turn, is felt throughout the network, including the core that depends on optical technology. Our passive components, assemblies and modules are used for filtering, switching, combining and routing optical wavelengths within optical networks. Our monitoring products are used for measuring the performance of optical channels and systems. Our 980 nm pump laser diodes are designed for use as high-power, highly reliable pump sources for EDFAs in terrestrial access, cross-connect, metro to long haul and undersea (submarine) repeater applications. Single mode high-power uncooled modules are designed for both the single channel and small form factor terrestrial market and also the stringent high reliability demands of the submarine (subsea) network market. In addition, we market EDFAs which are used to compensate for losses in optical fiber and other optical components and modules in optical transmission systems. We offer optical amplifiers at all levels of functionality, from simple optical modules through full circuit cards, which plug directly into our customers’ equipment racks and service the metro, regional and long-haul optical transmission markets. In some cases, we add additional switching and monitoring functionality to the base amplifier. We believe that the currently addressable markets serviced by our II-VI Optical Communications Group operations are approximately $1.9 billion.

II-VI Performance Products Segment

II-VI Optical Systems operation:

•

Design, manufacture and marketing of Ultra Violet (“UV”), Visible (“VIS”) and Infrared (“IR”) optical components and high precision optical assemblies, laser gain material and micro-fine conductive mesh patterns for intelligence, surveillance, reconnaissance and other military, life science and commercial laser and imaging applications.

We provide several key assemblies and optical components such as windows, domes, laser rods and optics and related subassemblies to military, semiconductor, medical, and life sciences markets for UV, Visible, and Infrared applications in night vision, targeting, navigation, missile warning, and Homeland Security intelligence, surveillance and reconnaissance (“ISR”) systems. Infrared window and window assemblies for navigational and targeting systems are deployed on fixed and rotary-wing aircraft, such as the F-35 Joint Strike Fighter, F-16 fighter jet, Apache Attack Helicopter, unmanned platforms such as the Predator and Reaper Unmanned Aerial Vehicle (“UAV”) and ground vehicles such as the Abrams M-1 Tank and Bradley Fighting Vehicle. Additionally, multiple fighter jets, including the F-16, are being equipped with large area sapphire windows, as a key component for the aircraft, providing advanced targeting and imaging systems. Our ability to grow large sapphire materials and manufacture these materials into large area sapphire windows has played a key role in our ability to provide an even larger suite of sapphire panels, which are a key component of the F-35 Joint Strike Fighter Electro Optical Targeting System. Infrared domes are used on missiles with infrared guidance systems ranging from small, man-portable designs to larger designs mounted on helicopters, fixed-wing aircraft and ground vehicles. High-precision domes are an integral component of a missile’s targeting system, providing efficient tactical capability, while serving as a protective cover to its internal components. The Company also offers precision optical engineering and manufacturing, with particular efficiency in designing to customer end-item specifications, assisting with co-engineering designs, and designing for manufacturability. The high precision optical components and assemblies programs include Deep Impact Comet Flyby HRI & MRI, Lunar Reconnaissance Orbiter, Hellfire II Missile Optics, Missile launch detection sensor optical assembly, and High Altitude Observatory telescopes among others. In addition to imaging, many of these systems employ laser designation and range-finding capabilities supported by our YAG material growth and competency in short wave infrared and visible optics. Turreted systems and mounted targeting pods employ these capabilities in addition to hand-held soldier systems. Rotary and fixed-wing platforms also use missile warning systems to protect against shoulder fired man-portable missiles. Our competencies in material growth for UV crystals and our optical assembly capabilities provide significant support to these missile warning systems. A key attribute to several of these systems is the ability to filter electro-magnetic interference using micro-fine conductive mesh patterns. This technology is also applied to non-optical applications for absorbing and transmitting energy from the surfaces of aircraft and missiles. Our military optical and non-optical products are sold primarily to U.S. Government prime contractors and directly to various U.S. Government agencies. Certain products have applications in commercial, medical and life science markets. We believe that the current addressable markets serviced by our II-VI Optical Systems operations business are approximately $1.6 billion.

II-VI Performance Metals operation:

•	Refinement, reclamation, and marketing of a rare earth element for a green energy application.

Rare earth elements are used in many electronic and alternative green energy applications. We believe that the current addressable market serviced by our II-VI Performance Metals business for its rare earth element is approximately $40 million.

II-VI Marlow operation:

•

Design, manufacture and marketing of thermoelectric modules and assemblies for cooling, heating and power generation applications in the defense, telecommunications, medical, consumer and industrial markets.

Thermoelectric Modules (“TEMs”) are solid-state semiconductor devices that act as small heat pumps to cool, heat and temperature stabilize a wide range of materials, components and systems. Conversely, the principles underlying thermoelectrics allow TEMs to be used as a source of power when subjected to temperature differences. TEMs are more reliable than alternative cooling solutions that require moving parts and provide more precise temperature control solutions than competing technologies. TEMs also have many other advantages which have spurred their adoption in a variety of industries and applications including defense and space applications that involve infrared cooled and uncooled night vision technologies and thermal reference sources that are deployed in state-of-the-art weapons, as well as cooling high-powered lasers used for range-finding target designation by military personnel. TEMs also allow for temperature stabilization of telecommunication lasers that generate and amplify optical signals for fiber optics systems. Thermoelectric-based solutions appear in a variety of medical applications including instrumentation and analytical applications such as DNA replication, blood analyzers and medical laser equipment. The industrial, commercial and consumer markets provide a variety of niche applications ranging from desktop refrigerators and wine coolers to personal comfort technology, semiconductor processes and test equipment. In addition, power generation applications are expanding into fields such as waste heat recovery, heat scavenging and co-generation. We believe that the current addressable markets serviced by our II-VI Marlow operations are approximately $250 million.

II-VI M Cubed operation:

•	Design, manufacture and marketing of advanced ceramic materials and precision products for the semiconductor, display, industrial and defense markets.

Metal matrix composites (“MMC”) and reaction bonded ceramics products are found in applications requiring precision, lightweight, strength, hardness and matched coefficient of thermal expansion. Each market has its own unique requirements and applications that drive material selection. This is especially true in semiconductor tool applications that require advanced materials to meet the need for increased tolerance, enhanced thermal stability, faster wafer transfer speeds, increased yields and reduced stage settling times. The semiconductor markets employ SiC for wafer chucks, light-wave scanning stages and high temperature, corrosion resistant wafer support systems. Cooled SiC mirrors are used in the illumination systems of lithography tools. The industrial market uses a variety of ceramic materials for applications requiring chemical inertness or high temperature tolerance such as in flat panel display capital equipment, and refractory components. The defense market uses MMCs for protective body armor as well as protection for ground, air and naval resources. We believe that the current addressable markets serviced by our II-VI M Cubed operations are approximately $400 million.

II-VI Advanced Materials operation:

•

Design, manufacture and marketing of single crystal SiC substrates and polycrystalline CVD diamond materials for use in the mobile communications, renewable energy, industrial, defense, semiconductor equipment and thermal management markets.

SiC is a wide bandgap semiconductor material that offers high-temperature, high-power and high-frequency capabilities as a substrate for applications at the high-performance end of the defense, telecommunication and industrial markets. SiC has a high number of intrinsic physical and electronic advantages over competing semiconductor materials such as silicon and gallium arsenide. For example, the high thermal conductivity of SiC enables SiC-based devices to operate at high-power levels and still dissipate the excess heat generated. II-VI Advanced Materials supplies the base SiC substrates into this market. SiC based structures are being developed and deployed for the manufacture of a wide variety of microwave and power switching devices. High-power, high-frequency SiC-based microwave devices are used in next generation wireless switching telecommunication applications and in both commercial and military radar applications. SiC-based, high-power, high-speed devices improve the performance, efficiency and reliability of electrical power transmission and distribution systems (“smart grid”). They also provide power conditioning and switching in power supplies and motor controls in a wide variety of applications including aircraft, hybrid vehicles, industrial, communications and green energy applications. Both SiC and CVD Diamond are being utilized in optical and electronic applications requiring high thermal conductivity for advanced thermal management. CVD Diamond also has applications in the semiconductor equipment (EUV Lithography), windows, tooling, microwave and radiation detection markets. We believe that the current addressable markets serviced by our II-VI Advanced Materials operations are approximately $125 million.

Our Strategy

Our strategy is to build businesses with core world-class engineered materials capabilities to penetrate new markets through innovative technologies and platforms, new product introductions and performance improvements. Our materials capabilities include:

•	II-VI Infrared Optics: Zinc Selenide (ZnSe), Zinc Sulfide (ZnS), Zinc Sulfide Multi Spectral (ZnS-MS), and CVD Diamond
•	II-VI Laser Enterprise: Epitaxial growth of Aluminum Indium Gallium Arsenide (AlInGaAs) based semiconductor laser materials
•

II-VI Photonics: Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), Calcium Fluoride (CaF2), Yttrium Vanadate (YVO4), Potassium Titanyl Phosphate (KTP), Barium Borate Oxide (BBO), Terbium Gallium Garnet (TGG) and Amorphous Silicon (a-Si)

•	II-VI Optical Systems: Germanium (Ge), Silicon (Si), Sapphire (Al2O3), Yttrium Aluminum Garnet (YAG), Yttrium Lithium Fluoride (YLF), and Calcium Fluoride (CaF2)
•	II-VI Performance Metals: Processing and Refinement: Selenium (Se) for internal consumption and a Rare Earth Element
•	II-VI Marlow: Bismuth Telluride (Bi2Te3)

•	II-VI M Cubed: Metal Matrix Composites (“MMC”), Reaction Bonded Ceramic (RB SiC and RB B4C) and Aluminum Silicon Carbide (Al-SiC)
•	II-VI Advanced Materials: SiC Substrates, CVD Diamond

A substantial portion of our business is based on sales orders with market leaders, which enable our forward planning and production efficiencies. We intend to continue capitalizing and executing on this proven model, participating effectively in the growth of the markets discussed above, and continuing our focus on operational excellence as we execute additional growth initiatives in the areas of:

•

Identify New Products and Markets. We intend to identify new technologies, products and markets to meet evolving customer requirements for high performance engineered materials through our dedicated corporate research and development program to increase new product revenue and maximize return on investment.

•

Balanced Approach to Research and Development. Our research and development program includes both internally and externally funded research and development expenditures, targeting an overall investment of between 7 and 9 percent of revenues. We are committed to accepting the right mix of internally and externally funded research that ties closely to our long-term strategic objectives.

•

Leverage Vertical Integration. By combining the capabilities of our various business segments and operating units, we have created opportunities for our businesses to address manufacturing opportunities across multiple disciplines and markets and to reduce cost and lead time, thus enhancing competiveness, time to market and profitability. Where appropriate, we develop and/or acquire technological capabilities in areas such as material refinement, crystal growth, fabrication, diamond-turning, thin-film coating, metrology and assembly.

•

Investment in Low Cost Manufacturing. We strategically invest in our manufacturing operations worldwide, including Asia, to increase production capacity, capabilities and cost effectiveness. The majority of our capital expenditures are used in our manufacturing operations.

•

Enhance Our Performance and Reputation as a Quality and Customer Service Leader.  We have established ourselves as a consistent, high-quality supplier of components into our customers’ products and are committed to continuous improvement. In many cases, we deliver on a just-in-time basis. We are implementing a global quality transformation process eliminating costs of non-conforming materials and processes.

•

Identify and Complete Strategic Acquisitions and Alliances. From time to time we carefully evaluate strategic acquisitions and alliances with companies whose products or technologies may complement our current products, expand our market opportunities or create synergies with our current capabilities. We seek to identify acquisition opportunities that accelerate our access to emerging high-growth segments of the markets we serve and further leverage our competencies and economies of scale.

Research, Development and Engineering

During the current fiscal year ended June 30, 2015, the Company launched a new initiative to identify, invest in and focus our research and development on new products across the Company in an effort to accelerate our organic growth.  This initiative is managed under a disciplined innovation program that we refer to as the “II-VI Phase Gate Process”.

Our research and development program includes internally and externally funded research and development expenditures targeting an overall annual investment of between 7 and 9 percent of product revenues. From time to time, the ratio of externally funded contract activity to internally funded contract activity varies due to the unevenness of government funded research programs and changes in the focus of our internally funded research programs. We are committed to having the right mix of internally and externally funded research that ties closely to our long-term strategic objectives. The Company continues to believe that externally funded research and development will decrease in the near term due to governmental budget constraints.

We devote significant resources to research, development and engineering programs directed at the continuous improvement of our existing products and processes and to the timely development of new technologies, materials and products. We believe that our research, development and engineering activities are essential to establish and maintain a leadership position in each of the markets we serve. As of June 30, 2015, we employed 1,010 people in research, development and engineering functions, 645 of whom are engineers or scientists. In addition, certain manufacturing personnel support or participate in our research and development efforts on an ongoing basis. We believe this interaction between the development and manufacturing functions enhances the direction of our projects and design for manufacturing, reducing costs and accelerating technology transfers.

During the fiscal year ended June 30, 2015, we focused our research and development investments in the following areas:

•

Silicon Carbide Technology: SiC substrate technology development efforts continued to move forward, with emphasis in the areas of defect density reduction, substrate fabrication, surface polishing, diameter expansion and cost reduction. Through these efforts, we have become one of the leading suppliers of high quality 150mm SiC material and have emerged as the first supplier of 200mm SiC material. Our research and development efforts have been both internally and externally funded.

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

•

Micro-Optics Manufacturing: Systems are driving towards smaller, more compact platforms and packages which are also reducing the size of the optical components that support these systems. The Company invests in equipment to manufacture substrates using high-volume, computer-controlled manufacturing processes. Our research and development efforts in this area have been both internally and externally funded.

•

Thermoelectric Materials and Devices: We continued to develop the industry-leading Bi2Te3 for thermoelectric cooling and heating applications. Our research and development has focused on achieving levels of miniaturization and watt density beyond materials produced by standard crystal growth techniques.  In addition, we are developing capabilities in thermoelectric power generation materials that, combined with our intellectual property position, will allow us to bring to market new thermoelectric products. Our research and development efforts in this area have been both internally and externally funded.

•

Metal Matrix Composites and Reaction Bonded Ceramics: We continued to support OEMs in connection with new product development relating to process, inspection and test measurement tools in both the front and back ends of the semiconductor fabrication. Our research and development efforts in this area have been both internally and externally funded.

•

High-power Laser Diodes and High Volume Components: Our engineering efforts focus on increasing the fiber coupled optical output power of our multi-emitter modules.  The Company is focusing on the development of high-power VCSELs for applications in consumer devices as well as on the development of next generation high speed VCSELs for datacom applications. Our research and development efforts in this area have been internally funded.

•

Pump Lasers: We continued our investment in next generation GaAs pump chip and module for both terrestrial high-power and undersea improved reliability and performance. We are developing an indium phosphide growth and processing capability in order to address the market with performance competitive design elements brought across from the high volume 980nm pump capability. Our research and development efforts in this area have been internally funded.

•

Optical Amplifiers: We continued to invest in broadening the range of semi-custom and custom amplifiers to service our tier 1 customers. Our research and development efforts in this area have been internally funded.

•

Optical Monitoring: We continued our investment in optical channel monitors. We also started efforts on developing Optical Time Domain Reflectometer (“OTDR”) monitors for measuring the health of the outside fiber plant and connections within central offices. Our research and development efforts in this area have been internally funded.

•	Transceivers: We continued our investment in developing 40G and 100G transceivers for use within data centers. Our research and development activities in this area have been internally funded.

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

Internally funded research and development expenditures were $51.3 million, $42.5 million and $22.7 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. For these same periods, externally funded research and development expenditures were $9.5 million, $3.5 million and $4.5 million, respectively.

Marketing and Sales

We market our products through a direct sales force and through representatives and distributors around the world. Our market strategy is focused on understanding our customers’ requirements and building market awareness and acceptance of our products. New products are continually being produced and sold to our new and established customers in all markets.

Each of our subsidiaries is responsible for its own worldwide marketing and sales functions, although certain subsidiaries sell more than one product line. However, there is significant cooperation and coordination among our subsidiaries to utilize the most efficient and appropriate marketing channel when addressing diverse applications within markets.

Our sales forces develop effective communications with our OEM and end-user customers worldwide. Products are actively marketed through targeted mailings, telemarketing, select advertising and attendance at trade shows and customer partnerships. Our sales force includes a highly-trained team of application engineers to assist customers in designing, testing and qualifying our parts as key components of our customers’ systems. As of June 30, 2015, we employed 293 individuals in sales, marketing and support.

We do business with a number of customers in the defense industry, who in turn generally contract with a governmental entity, typically a U.S. governmental agency. Most governmental programs are subject to funding approval and can be modified or terminated without warning by a legislative or administrative body. For further information regarding our exposure to government markets, see the discussion set forth in Item 1A of this Annual Report on Form 10-K.

Manufacturing Technology and Processes

As noted in the “Our Strategy” section, many of the products we produce depend on our ability to manufacture and refine technically challenging materials and components. The ability to produce, process and refine these difficult materials and to control their quality and yields is an expertise of the Company that is critical to the performance of our customers’ instruments and systems. In the markets we serve, there are a limited number of suppliers of many of the components we manufacture and there are very few industry-standard products.

Our network of worldwide manufacturing sites allows us to manufacture our products in regions that provide cost-effective advantages and proximity to our customers. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include automated CNC (Computer Numeric Control) optical fabrication, high throughput thin-film coaters, micro-precision metrology and custom-engineered automated furnace controls for the crystal growth processes. Manufacturing products for use across the electro-magnetic spectrum requires the capability to repeatedly produce products with high yields to atomic tolerances. We embody a technology and quality mindset that gives our customers the confidence to utilize our products on a just-in-time basis straight into the heart of their production lines.

Export and Import Compliance

We are required to comply with various export/import control and economic sanction laws, including:

•

The International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the U.S. of defense articles and defense services, which are items specifically designed or adapted for a military application and/or listed on the U.S. Munitions List;

•

The Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, imposes licensing requirements on the export or re-export of certain dual-use goods, technology and software, which are items that potentially have both commercial and military applications;

•

The regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on U.S. foreign policy and national security considerations; and

•	The import regulatory activities of the U.S. Customs and Border Protection.

Foreign governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdiction. For additional discussions regarding our import and export compliance, see the discussion set forth in Item 1A of this Annual Report Form on Form 10-K.

Sources of Supply

The major raw materials we use include zinc, selenium, zinc selenide, zinc sulfide, hydrogen selenide, hydrogen sulfide, tellurium, yttrium oxide, aluminum oxide, iridium, platinum, bismuth, silicon, thorium fluoride, antimony, carbon, gallium arsenide, copper, germanium, molybdenum, quartz, optical glass, diamond, and other materials. Excluding our own production, there are more than two external suppliers for all of the above materials except for zinc sulfide, hydrogen selenide and thorium fluoride, for which there is only one proven source of supply outside of the Company’s capabilities, and zinc selenide, for which there are no other proven external sources of supply. For many materials, we have entered into purchase arrangements which provide discounts for annual volume purchases in excess of specified amounts.

The continued high-quality of and access to these materials is critical to the stability and predictability of our manufacturing yields. We test materials at the onset of the production process. Additional research and capital investment may be needed to better define future starting material specifications. We have not experienced significant production delays due to shortages of materials. However, we do occasionally experience problems associated with vendor-supplied materials not meeting contract specifications for quality or purity. As discussed in greater detail in Item 1A, of this Annual Report on Form 10-K, significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a materially adverse effect on our results of our operations.

Customers

The main groups of customers by segments are as follows:

Segment:	Group/Division:	Our Customers Are:	Representative Customers:
II-VI Laser Solutions	II-VI Infrared Optics Group	OEM and system integrators of industrial, medical and military laser systems.	•Trumpf, Inc. •Bystronic, Inc. •Rofin-Sinar Technologies, Inc.
		Laser end users who require replacement optics for their existing laser systems.	•Caterpillar, Inc. •Honda of America Mfg., Inc.
		Military, aerospace and commercial customers requiring products for use in advanced targeting, navigation and surveillance.	•Lockheed Martin Corporation •Northrop Grumman Corporation.
	II-VI HIGHYAG Division	Automotive manufacturers, laser manufacturers and system integrators.	•Volkswagen AG •Laserline GmbH.
	II-VI Laser Enterprise Division	Manufacturers of industrial laser components and optical communication equipment.	•Laserline GmbH •Huawei Technologies, Co., Ltd. •Cisco Systems, Inc.
II-VI Photonics	II-VI Photop Group and II-VI Optical Communications Group	Worldwide network system and sub-system providers of telecommunications, data communications and cable TV.	•Huawei Technologies, Co., Ltd. •Cisco Systems, Inc. •Corning Incorporated •Google, Inc.
Global manufacturers of commercial and consumer products used in a wide array of instruments, fiber lasers, display and projection devices.
II-VI Performance Products	II-VI Optical Systems	Manufacturers of equipment and devices for aerospace, defense, life science and commercial markets.	•Lockheed Martin Corporation •Raytheon Company •BAE Systems •Boeing Corporation •Northrup Grumman Corporation
	II-VI Marlow	Manufacturers and developers of equipment and devices for defense, space, telecommunications, medical, industrial, automotive, personal comfort and commercial markets.	•Bio-Rad Laboratories, Inc. •Raytheon Company •Flextronics International Ltd.
	II-VI M Cubed	Manufacturers and developers of integrated circuit capital equipment for the semiconductor industry.	•ASML Holding NV •Nikon Corporation •KLA-Tencor
		Manufacturers and developers of products and components for various defense and industrial markets.	•BAE Systems •Corning Incorporated.
	II-VI Advanced Materials	Manufacturers and developers of equipment and devices for high-power RF electronics and high-power and voltage switching and power conversion systems for both commercial and military applications.	•IQE plc •Infineon Technologies
Manufacturers of high-power optical and electronic devices requiring advanced thermal management solutions.

Competition

We believe we are a global leader in many of our product families. We compete on the basis of the highly engineered nature of our products, quality, delivery time, technical support and pricing. We believe that we compete favorably with respect to these factors and that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees and worldwide marketing and distribution channels provide us with competitive advantages. The main groups of our competitors are as follows:

Segment:	Areas of Competition:	Competitors:
II-VI Laser Solutions	Infrared laser optics	•Sumitomo Electric Industries, Ltd. •Newport Corporation
	Automated equipment and laser material processing tools to deliver high-power one-micron laser systems	•Optoskand AB •Precitec, Inc
	Semiconductor laser diodes for the industrial and consumer markets	•JDSU Uniphase Corporation •Finisar Corporation •Avago Technologies •Sumitomo Electric Industries, Ltd. •Koninklijke Philips N.V •Jenoptik AG •Osram Licht AG
II-VI Photonics	Optical component and optics products	•O-Net Communications Group Ltd. •OPLINK Communication, LLC •Axsun
	Optical amplifier modules	•JDSU Uniphase Corporation •Finisar Corporation •Accelink •O-Net Communications Group, Ltd.
II-VI Performance Products	Infrared optics for military applications	•DRS Technologies, Inc. •UTC Aerospace Systems (formerly Goodrich Corporation) •In-house fabrication and thin-film coating capabilities of major military customers
	TEMs	•Komatsu, Ltd. •Laird plc •Ferrotec Corporation
	MMCs and reaction bonded ceramics products	•Berliner Glas •CoorsTek, Inc.
	Single crystal SiC substrates	•Cree, Inc. •Dow Corning Corporation •Nippon Steel & Sumitomo Metal •SiCrystal AG

In addition to competitors who manufacture products similar to those we produce, there are other technologies and products available that may compete with our technologies and products.

Bookings and Backlog

We define our bookings as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, to address the inherent uncertainty of orders that extend far into the future, the Company records only those orders which are expected to be converted into revenues within twelve months from the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules move a delivery beyond twelve months. For the year ended June 30, 2015, our bookings were approximately $762 million compared to bookings of approximately $691 million for the year ended June 30, 2014.

We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. As of June 30, 2015, our backlog was approximately $242 million, compared to approximately $220 million at June 30, 2014.

Employees

As of June 30, 2015, we employed 8,490 persons worldwide. Of these employees, 1,010 were engaged in research, development and engineering, 6,516 in direct production (of which 1,114 are employees of Photop in China who work under contract manufacturing arrangements for customers of the Company) and the remaining balance of the Company’s employees work in sales and marketing, administration, finance and support services. Our production staff includes highly skilled optical craftsmen. We have a long-standing practice of encouraging active employee participation in areas of operations management. We believe our relations with our employees are good. We reward our employees with incentive compensation based on achievement of performance goals. There are 131 employees located in the United States and the Philippines who are covered under collective bargaining agreements. The Company’s collective bargaining agreement in the Philippines will expire in June 2016. The collective bargaining agreement covering certain U.S. based employees expired August 5, 2015. The Company is currently in negotiations to extend the collective bargaining agreement that expired in the U.S.

Trade Secrets, Patents and Trademarks

We rely on a combination of trade secrets, proprietary know-how, invention disclosures, patents and contractual provisions to help us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses. We have entered into selective intellectual property licensing agreements.  When faced with potential infringement of our proprietary information, we have in the past and will continue to assert and vigorously protect our intellectual property rights.  We have confidentiality and noncompetition agreements with certain personnel. We require that all U.S. employees sign a confidentiality and noncompetition agreement upon their commencement of employment with us.

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

Our Future Success Depends on International Sales and Successful Management of Global Operations

Sales to customers in countries other than the U.S. accounted for approximately 63%, 65% and 56% of revenues during the years ended June 30, 2015, 2014 and 2013, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, we manufacture products in China, Singapore, Vietnam, the Philippines, Germany, and Switzerland, and through contract manufacturers in Thailand and China, and maintain direct sales offices in Hong Kong, Japan, Germany, Switzerland, the U.K., Belgium, China, Singapore, Italy and South Korea. Sales and operations outside of the U.S. are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences, and required compliance with U.S.- and non-U.S. laws and regulations.  More specifically, we are subject to laws and regulations worldwide affecting our operations outside the U.S. in areas including, but not limited to, IP ownership and infringement, tax, customs, import and export requirements, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ among jurisdictions.  Further, the promulgation of new laws, changing in existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects.  In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition.

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

Keeping Pace with Key Industry Developments is Essential

The introduction of products or processes utilizing new developments could render existing products or processes obsolete or unmarketable. Our continued success will depend upon our ability to develop and introduce, in a timely and cost-effective manner, new products, processes and applications that keep pace with developments and address increasingly sophisticated customer requirements. There can be no assurance that we will be successful in identifying, developing and marketing new products, applications and processes and that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes, or that our products, applications or processes will adequately meet the requirements of the marketplace and achieve market acceptance. Our business, results of operations and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or if they do not achieve market acceptance.

We May Expand Product Lines and Markets by Acquiring Other Businesses, Which May Adversely Affect our Results and Affect the Value of our Stock Following Such Acquisitions

Our business strategy includes expanding our product lines and markets through both internal product development and acquisitions.  We have completed various acquisitions in recent years and the success of these acquisitions will depend, in part, on our ability to realize the anticipated benefits from integrating and successfully running the businesses acquired.  The strategic acquisition of businesses, products or technologies complementary to our business involves numerous potential risks, including difficulties in the assimilation of the acquired business and products, uncertainties associated with operating in new markets, working with new customers and the potential loss of the acquired company’s key personnel.  In addition, acquired businesses may experience operating losses as of, and subsequent to, the acquisition date. Further, we significantly increased our long-term debt to finance these acquisitions, the costs of which (in terms of interest expense and similar debt service costs), must be weighed against the potential benefits of such acquisitions. The anticipated benefits and cost savings of an acquisition may not be realized fully, or at all, or may take longer to realize than expected, and as a result our results of operations, financial position, and cash flow may be adversely affected.

Further, any future business acquisitions completed by us may result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities and amortization expense related to intangible assets acquired, any of which could have a material adverse effect on our business, results of operations or financial condition.

Declines in the Operating Performance of One of Our Business Segments Could Result in an Impairment of the Segment’s Goodwill and Indefinite-Lived Intangible Assets

As of June 30, 2015, we had goodwill and indefinite-lived intangible assets of approximately $195.9 million and $14.4 million, respectively, on our Consolidated Balance Sheet. In accordance with applicable accounting guidance, we test our goodwill and indefinite-lived intangible assets for impairment on an annual basis or when an indication of possible impairment exists, to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in an impairment charge which could have a material adverse effect on our results of operations or financial condition.

General Global Economic Conditions May Adversely Affect Our Business, Operating Results and Financial Condition

Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including industrial, military, optical communications, telecommunications, semiconductor, and medical and life science markets in which we participate. Because all components of our forecasting are dependent upon estimates of growth or contraction in the markets we serve and demand for our products, the prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make. In addition, changes in general economic conditions may affect industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products due to economic downturn, and such conditions could have a material adverse effect on demand for our customers’ products, and in turn, on demand for our products. Adverse changes may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability or other factors affecting economic conditions. For example, factors that may affect our operating results include disruptions to the credit and financial markets in the U.S., Europe and elsewhere; adverse effects of ongoing stagnation in the European economy; slowdown in the Chinese economy; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, e-commerce and payments industries. These changes may negatively affect sales of products, increase exposure to losses from bad debt and commodity prices, increase the cost and availability of financing and increase costs associated with manufacturing and distributing products. Any economic downturn could have a material adverse effect on our business, results of operations or financial condition.

There Are Limitations on the Protection of Our Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark laws combined with employee noncompetition and nondisclosure agreements to protect our intellectual property rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or intellectual property. Furthermore, there can be no assurance that third-parties will not assert infringement claims against us in the future. Asserting our intellectual property rights or defending against third-party claims could involve substantial expense, thus materially and adversely affecting our business, results of operations or financial condition. In the event a third-party were successful in a claim that one of our processes infringed its proprietary rights, we could be required to pay substantial damages or royalties, or expend substantial amounts in order to obtain a license or modify processes so that they no longer infringe such proprietary rights, any of which could have a material adverse effect on our business, results of operations or financial condition.

We Are Subject to Governmental Regulation

We are subject to the passage of and changes in the interpretation of regulation by U.S. government entities at the federal, state and local levels and non-U.S. agencies, including, but not limited to, the following:

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

•

Exported technology necessary to develop and manufacture certain Company products are subject to U.S. export control laws and similar laws of other jurisdictions, and the Company may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties and other sanctions for violations of these laws. In certain instances, these regulations may prohibit the Company from developing or manufacturing certain of its products for specific end applications outside the U.S.

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

We May Be Adversely Affected by Climate Change Regulation

In many of the countries in which we operate, government bodies are increasingly enacting or contemplating enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations may be mandatory or voluntary, and have the potential to impact our operations directly or indirectly through implications on our customers or our supply chain. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate. We may incur increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.

Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contain provisions to improve transparency and accountability concerning the supply of gold, columbite-tantalite (coltan), cassiterite and wolframite, including their derivatives, which are limited to tantalum, tin and tungsten, known as “conflict minerals,” originating from the Democratic Republic of Congo (DRC) and adjoining countries (collectively known as the "covered countries"). Pursuant to these rules, the SEC has adopted certain annual disclosure and reporting requirements for those companies that use conflict minerals in their products, regardless of whether such minerals were mined from the covered countries, compliance with which began in 2014. We could incur significant costs associated with complying with these disclosure requirements, including costs related to our due diligence efforts to determine the sources of any conflict minerals used in our products. These rules could adversely affect the sourcing, supply and pricing of materials we use in our products, particularly if it turns out that there are only a limited number of suppliers offering conflict minerals that are not from recycled or scrap sources, can be traced to a country of origin other than the covered countries, or can be traced to a source within the covered countries that definitely does not finance or benefit armed groups in those countries. We cannot be sure that we will be able to obtain products from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain conflict minerals originating from the covered countries and we cannot definitively determine whether the conflict minerals financed or otherwise benefited armed groups, or if we are unable to sufficiently verify the origins of all of the conflict minerals used in our products through the due diligence procedures we implement.

Data Breach Incidents and Breakdown of Information and Communication Technologies Could Disrupt our Operations and Impact Our Financial Results

In the course of our business, we collect and store sensitive data, including intellectual property [both proprietary and of our customers], as well as proprietary business information. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of our network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although we have not experienced an incident, if we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

We Depend on Highly Complex Manufacturing Processes That Require Products from Limited Sources of Supply

We utilize high-quality, optical grade zinc selenide (ZnSe) in the production of many of our infrared optical products. We are the leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high quality ZnSe. No proven external sources of ZnSe are currently available. Lack of adequate availability of high quality ZnSe could have a material adverse effect upon us. There can be no assurance that we will not experience manufacturing yield inefficiencies which could have a material adverse effect on our business, results of operations or financial condition.

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

Some Systems That Utilize our Products Are Complex in Design and May Contain Defects that Are Not Detected Until Deployed Which Could Increase Our Costs and Reduce Our Revenues

Some systems that utilize our products are inherently complex in design and require ongoing maintenance. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, and these third-party products may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to correct defects or other problems, we could experience, among other things: loss of customers; increased costs of product returns and warranty expenses; damage to our brand reputation; failure to attract new customers or achieve market acceptance; diversion of development and engineering resources; or legal action by our customers. The occurrence of any one or more of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Continued U.S. Budget Deficits Could Result in Significant Defense Spending Cuts and/or Reductions in Defense Programs, which Could Adversely Impact the Company

Specific to the military business within our II-VI Laser Solutions and II-VI Performance Products segments, sales to customers in the defense industry totaled approximately 12% of revenues for the fiscal year ended June 30, 2015. These customers in turn generally contract with a governmental entity, typically a U.S. governmental agency. Future reductions in defense spending could result from the current or future economic or political environment, such as the ongoing sequestration of the defense budget, which could result in reductions in demand for defense-related products that we produce. Further, changes to existing defense procurement laws and regulations could adversely affect our results of operations.  Most governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss of or failure to obtain certain contracts or the loss of a major government customer could have a material adverse effect on our business, results of operations or financial condition.

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

We May Encounter Substantial Competition

We may encounter substantial competition from other companies in the same market, including established companies with significant resources. Some of our competitors may have financial, technical, marketing or other capabilities that are more extensive than ours and may be able to respond more quickly than we can to new or emerging technologies and other competitive pressures. We may not be able to compete successfully against our present or future competitors, and such competition could have a material adverse effect on our business, results of operations or financial condition.

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

Natural Disasters or Other Global or Regional Catastrophic Events Could Disrupt Our Operations and Adversely Affect Results

We may be exposed to business interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war that are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations or financial condition could be materially adversely affected.

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

Commodity Prices May Adversely Affect Our Results of Operations and Financial Condition

We are exposed to a variety of market risks, including the effects of changes in commodity prices. Our businesses purchase, produce and sell high purity selenium and other raw materials based upon quoted market prices from minor metal exchanges. As a result, the negative impact from changes in commodity prices may not be recovered through our product sales, and as such could have a material adverse effect on our net earnings and financial condition.

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

Provisions in Our Articles of Incorporation and By-Laws May Limit the Price that Investors May be Willing to Pay in the Future for Shares of Our Common Stock

Our Articles of Incorporation and By-Laws contain provisions that could make us a less attractive target for a hostile takeover and could make more difficult or discourage a merger proposal, a tender offer or a proxy contest. Such provisions include: a requirement that shareholder-nominated director nominees be nominated in advance of the meeting at which directors are elected and that specific information be provided in connection with such nomination; the ability of the board of directors to issue additional shares of Common Stock or preferred stock without shareholder approval; and certain provisions requiring supermajority approval (at least two-thirds of the votes cast by all shareholders entitled to vote thereon, voting together as a single class). In addition, the Pennsylvania Business Corporation Law contains provisions that may have the effect of delaying or preventing a change in control of the Company. All of these provisions may limit the price that investors may be willing to pay for shares of our Common Stock.

Because We Do Not Currently Intend to Pay Dividends, Shareholders Will Benefit From an Investment in our Common Stock Only if it Appreciates in Value

We have never declared or paid any dividends on our Common Stock, and do not expect to pay cash dividends in the foreseeable future, as we currently anticipate that we will retain any future earnings to support operations and to finance the development of our business. As a result, the success of an investment in our Common Stock will depend entirely upon any future appreciation in its value. There is no guarantee that our Common Stock will maintain its value or appreciate in value.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new inventory measurement requirements are effective for the Company’s 2018 fiscal year and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. The adoption of these changes is not expected to have a material impact to the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued as final, ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019). We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

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

In July 2013, the FASB issued ASU 2013-11: Presentation of an Unrecognized Tax benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit carryforward Exists.  The ASU changes how certain unrecognized tax benefits are to be presented on the consolidated balance sheet. This ASU clarified existing guidance to require that an unrecognized tax benefit, or a portion thereof, be presented in the consolidated balance sheet as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or a tax credit carryforward, except when an NOL carryforward, similar tax loss, or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. In such a case, the unrecognized tax benefit would be presented in the consolidated balance sheet as a liability. This update was effective for fiscal years beginning after December 15, 2013 and was effective for the Company for the fiscal quarter ended September 30, 2014. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Information regarding our principal U.S. properties at June 30, 2015 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
Saxonburg, PA	Manufacturing, Corporate Headquarters and Research and Development	II-VI Laser Solutions and II-VI Performance Products	252,000	Owned and Leased
Newark, DE	Manufacturing and Research and Development	II-VI Performance Products	90,000	Leased
Temecula, CA	Manufacturing and Research and Development	II-VI Performance Products	87,000	Leased
Dallas, TX	Manufacturing and Research and Development	II-VI Performance Products	68,000	Owned and Leased
New Port Richey and Port Richey, FL	Manufacturing and Research and Development	II-VI Photonics and II-VI Performance Products	67,000	Owned
Monroe, CT	Manufacturing and Research and Development	II-VI Performance Products	48,000	Leased
Tustin, CA	Manufacturing and Research and Development	II-VI Performance Products	37,000	Leased
Santa Rosa, CA	Manufacturing and Research and Development	II-VI Photonics	33,000	Leased
Philadelphia, PA	Manufacturing and Research and Development	II-VI Performance Products	30,000	Leased
Pine Brook, NJ	Manufacturing and Research and Development	II-VI Performance Products	26,000	Leased
Newtown, CT	Manufacturing and Research and Development	II-VI Performance Products	19,000	Leased
Woburn, MA	Manufacturing and Research and Development	II-VI Photonics	17,000	Leased
Horseheads, NY	Research and Development	II-VI Photonics	15,000	Leased
Vista, CA	Manufacturing and Research and Development	II-VI Performance Products	10,000	Leased
Starkville, MS	Manufacturing	II-VI Performance Products	10,000	Leased
Flemington, NJ	Manufacturing and Research and Development	II-VI Photonics	5,000	Leased
San Jose, CA	Research and Development	II-VI Photonics	5,000	Leased
Sunnyvale, CA	Distribution	II-VI Photonics	2,300	Leased

Information regarding our principal foreign properties at June 30, 2015 is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	II-VI Laser Solutions, II-VI Photonics and II-VI Performance Products	1,125,000	Leased
Philippines	Manufacturing	II-VI Performance Products	249,000	Leased
Vietnam	Manufacturing	II-VI Photonics and II-VI Performance Products	207,000	Leased
Switzerland	Manufacturing, Research and Development, and Distribution	II-VI Laser Solutions	134,000	Leased
Germany	Manufacturing and Distribution	II-VI Laser Solutions, II-VI Photonics and II-VI Performance Products	78,000	Owned and Leased
Singapore	Manufacturing	II-VI Laser Solutions	35,000	Leased
Japan	Distribution	II-VI Laser Solutions, II-VI Photonics and II-VI Performance Products	4,000	Leased
Belgium	Distribution	II-VI Laser Solutions	3,000	Leased
Italy	Distribution	II-VI Laser Solutions and II-VI Photonics	2,000	Leased
South Korea	Distribution	II-VI Laser Solutions	2,000	Leased
United Kingdom	Distribution	II-VI Laser Solutions and II-VI Photonics	1,500	Leased

The square footage listed for each of the above properties represents facility square footage, except in the case of the Philippines location, which includes land.

Item 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims and lawsuits incidental to its business. The resolution of each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from such legal proceedings will not materially affect the Company’s financial condition, liquidity or results of operation.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their respective ages and positions are set forth below. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until such person’s successor is appointed and qualified.

Name	Age	Position
Francis J. Kramer	66	Chairman, Chief Executive Officer and Director
Vincent D. Mattera, Jr.	59	President and Chief Operating Officer and Director
Mary Jane Raymond	55	Chief Financial Officer and Treasurer
Giovanni Barbarossa	53	Vice President II-VI Laser Solutions and Chief Technology Officer
David G. Wagner	52	Vice President, Human Resources

Francis J. Kramer has been employed by the Company since 1983, has been its Chairman since 2014, and has been its Chief Executive Officer since July 2007. Mr. Kramer has served as a Director of the Company since 1989. Previously, Mr. Kramer served as the Company’s Chief Operating Officer from 1985 through June 2007. Mr. Kramer joined the Company as Vice President and General Manager of Manufacturing and was named Executive Vice President and General Manager of Manufacturing in 1984. Prior to his employment by the Company, Mr. Kramer was the Director of Operations for the Utility Communications Systems Group of Rockwell International Corp. Mr. Kramer graduated from the University of Pittsburgh with a B.S. degree in Industrial Engineering and from Purdue University with a M.S. degree in Industrial Administration. Mr. Kramer has served as Director of Barnes Group Inc., a publicly traded aerospace and industrial manufacturing company (NYSE: B), since 2012.

Vincent D. Mattera, Jr. has been employed by the Company since 2004 and has been its President and Chief Operating Officer since 2013. Dr. Mattera has served as a Director of the Company since 2012. Previously, Dr. Mattera served as Executive Vice President from 2010 to 2013 and was Vice President of the Advanced Products Group from 2004 to 2010. Dr. Mattera served as Vice President, Undersea Optical Transport, Agere Systems (formerly Lucent Technologies, Microelectronics and Communications Technologies Group) from 2001 to 2004. Previously, Dr. Mattera served as Optoelectronic Device Manufacturing and Process Development Vice President with Lucent Technologies, Microelectronics and Communications Technologies Group from 2000 until 2001. He was Director of Optoelectronic Device Manufacturing and Development at Lucent Technologies, Microelectronics Group from 1997 to 2000. From 1995 to 1997 he served as Director, Indium Phosphide Semiconductor Laser Chip Design and Process Development with Lucent Technologies, Microelectronics Group. From 1984 to 1995 he held management positions with AT&T Bell Laboratories. Dr. Mattera holds B.S. and Ph.D. degrees in Chemistry from the University of Rhode Island and Brown University, respectively.

Mary Jane Raymond has been employed by the Company as its Chief Financial Officer and Treasurer since March 2014. Previously, Ms. Raymond was the Chief Financial Officer of Hudson Global, Inc. from 2005 to 2013. Ms. Raymond was the Chief Risk Officer and Vice President and Corporate Controller at Dun and Bradstreet, Inc. from 2002 to 2005. Additionally, she was the Vice President, Merger Integration at Lucent Technologies, Inc. from 1997 to 2002 and held several management positions at Cummins Engine Company from 1988 to 1997. Ms. Raymond holds a B.A. degree in Public Management from St. Joseph’s University, and an MBA from Stanford University.

Giovanni Barbarossa has been employed by the Company since 2012 and has been Vice President, II-VI Laser Solutions segment since 2014 and Chief Technology Officer since 2012.  Dr. Barbarossa was employed at Avanex Corporation from 2000-2009, serving in various executive positions in product development and general management, ultimately becoming its Chief Executive Officer. When Avanex merged with Bookham Technology plc, forming Oclaro Inc., Dr. Barbarossa became a member of the Board of Directors of Oclaro and served as such from 2009 to 2011. Dr. Barbarossa graduated from the University of Bari, Italy with a B.S. in Electrical Engineering and a Ph.D. in Photonics from the University of Glasgow, U.K.

David G. Wagner has been employed by the Company since 2008 and has been the Vice President, Human Resources since 2011 Prior to his employment with the Company, Mr. Wagner was employed with Owens Corning (NYSE: OC) from 1985-2008, serving in various human resource management positions, ultimately becoming the Vice President, Human Resources for Owens Corning’s global sales forces. Mr. Wagner graduated with a B.S. degree in Human Resources Management from Juniata College in 1985.

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

	High	Low
Fiscal 2015
First Quarter	$14.71	$11.77
Second Quarter	$14.44	$10.95
Third Quarter	$18.70	$12.67
Fourth Quarter	$19.53	$17.68

	High	Low
Fiscal 2014
First Quarter	$20.76	$16.51
Second Quarter	$19.16	$15.25
Third Quarter	$17.47	$14.72
Fourth Quarter	$15.62	$12.79

On August 20, 2015, the last reported sale price for the Company’s Common Stock was $17.82 per share. As of such date, there were approximately 785 holders of record of our Common Stock. The Company historically has not paid cash dividends and does not presently anticipate paying cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

In August 2014, the Board of Directors authorized the Company to purchase up to $50.0 million of its Common Stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2015 the Company purchased 936,049 shares of its Common Stock pursuant to the repurchase program for approximately $12.7 million.

The following table provides information with respect to purchases of the Company’s equity securities during the quarter ended June 30, 2015.

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
April 1, 2015 to April 30, 2015	-		$-	-	$37,255,646
May 1, 2015 to May 31, 2015	432	(a)	$18.66	-	$37,255,646
June 1, 2015 to June 30, 2015	-		$-	-	$37,255,646
(a)	Includes 432 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted share awards.

The information incorporated by reference in Item 12 of this Annual Report on Form 10-K from our 2015 Proxy Statement under the heading “Equity Compensation Plan Information” is hereby also incorporated by reference into this Item 5.

PERFORMANCE GRAPH

The following graph compares cumulative total shareholder return on the Company’s Common Stock with the cumulative total shareholder return of the Nasdaq Composite Index and with a peer group of companies constructed by the Company for the period from June 30, 2010, through June 30, 2015. The Company’s peer group includes Cabot Microelectronics Corporation, Franklin Electric Co., Inc., MKS Instruments, Inc., Rofin-Sinar Technologies, Inc. and Silicon Laboratories.

Item 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary

The following selected financial data for the five fiscal years presented are derived from II-VI’s audited Consolidated Financial Statements as adjusted to reflect the Company’s II-VI Performance Metals tellurium product line as a discontinued operation. All periods presented have been adjusted to present this product line on a discontinued operations basis. The data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Year Ended June 30,	2015	2014	2013	2012	2011
($000 except per share data)

Statement of Earnings
Net revenues from continuing operations	$741,961	$683,261	$551,075	$516,403	$486,638
Earnings from continuing operations	65,975	38,316	58,720	70,718	79,676
Earnings (loss) from discontinued operations	-	133	(6,789)	(9,443)	3,342
Net earnings attributable to redeemable noncontrolling interest	-	-	1,118	969	336
Net earnings attributable to II-VI Incorporated	65,975	38,449	50,813	60,306	82,682
Basic earnings (loss) per shares:
Continuing operations	1.08	0.62	0.92	1.10	1.28
Discontinued operation	-	-	(0.11)	(0.15)	0.05
Consolidated	1.08	0.62	0.81	0.96	1.33
Diluted earnings (loss) per shares:
Continuing operations	1.05	0.60	0.90	1.08	1.25
Discontinued operation	-	-	(0.11)	(0.15)	0.05
Consolidated	1.05	0.60	0.80	0.94	1.30
Diluted weighted average shares outstanding	62,586	63,686	63,884	64,385	63,612

Year Ended June 30,	2015	2014	2013	2012	2011
($000)

Balance Sheet
Working capital	$373,812	$370,666	$366,710	$326,645	$304,573
Total assets	1,058,164	1,071,926	863,802	706,486	647,202
Long-term debt	155,957	221,960	114,036	12,769	15,000
Total debt	175,957	241,960	114,036	12,769	18,729
Retained earnings	587,302	521,327	482,878	434,940	377,264
Shareholders' equity	729,081	675,043	636,108	586,226	521,273

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “projects” or similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those potential risks set forth in Item 1A, of this Annual Report on Form 10-K, which are incorporated herein by reference.

Overview

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for precision use in industrial, optical communications, military, semiconductor, medical and life science, and consumer applications. We also generate revenue, earnings and cash flows from government funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes OEMs, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for the industrial, optical communications, military, semiconductor, medical and life science markets, U.S. government prime contractors, various U.S. Government agencies and thermoelectric integrators.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as described above. Changes in estimates used in these and other items could have a material impact on the financial statements.

The Company recognizes revenues in accordance with U.S. GAAP. Revenues for product shipments are realizable when we have persuasive evidence of a sales arrangement, the product has been shipped or delivered, the sales price is fixed or determinable and collectability is reasonably assured. Title and risk of loss passes from the Company to its customer at the time of shipment in most cases, with the exception of certain customers for whom customer’s title does not pass and revenue is not recognized until the customer has received the product at its physical location.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further for the periods covered herein, we did not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, who comprise less than 10% of consolidated revenue, have no additional product return rights beyond the right to return defective products covered by our warranty policy. We believe our revenue recognition practices are consistent with Staff Accounting Bulletin (“SAB”) 104 and that we have adequately considered the requirements of Accounting Standards Codification (“ASC”) 605 Revenue Recognition. Revenues generated from transactions other than product shipments are contract-related and have historically accounted for less than 2% of the Company’s consolidated revenues.

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of this reserve, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company did not experience a non-collection of accounts receivable materially affecting its financial condition or results of operations as of and for each of the fiscal years ended June 30, 2015, 2014 and 2013. If the financial condition of the Company’s customers were to deteriorate, causing an impairment of their ability to make payments, additional provisions for bad debts could be required in future periods. The Company’s allowance for doubtful accounts balance at June 30, 2015 was approximately $1.0 million. The Company’s allowance for doubtful accounts reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company records a warranty reserve as a charge against earnings based on a historical percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. If actual returns in the future are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required. The Company’s warranty reserve balance at June 30, 2015 was approximately $3.3 million. The Company’s warranty reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

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

The Company tests goodwill and indefinite-lived intangible assets on an annual basis for impairment or when events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets might be impaired. Other intangible assets are amortized over their estimated useful lives. The determination of the estimated useful lives of other intangible assets and whether goodwill or indefinite-lived intangibles are impaired requires us to make judgments based upon long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated results and general economic and market conditions. The fair values of the reporting units are determined using a discounted cash flow analysis based on historical and projected financial information as well as market analysis. The carrying value of goodwill at June 30, 2015, 2014 and 2013 was $195.9 million, $196.1 million and $123.4 million, respectively. The annual goodwill impairment analysis considers the financial projections of the reporting unit based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting unit. Changes in our internal structuring, financial performance, judgments and projections could result in an impairment of goodwill or indefinite-lived intangible assets.

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

As a result of the July 1, 2014 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units.  The Company had the option to perform a qualitative assessment of goodwill prior to completing the quantitative test to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill and other intangible assets.  Due to the short duration of time since the Company’s most recent annual quantitative goodwill impairment test, which was completed on April 1, 2014, the Company elected to perform a qualitative test on its reporting units as part of the segment realignment.  The Company did not record any impairment of goodwill as a result of the segment realignment, as the qualitative assessment did not indicate deterioration in the fair value of its reporting units since the most recent annual impairment test.

As a result of the purchase price allocations from our prior acquisitions, and due to our decentralized structure, our goodwill is included in multiple reporting units which are the same as the Company’s operating segments. Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A, of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically suffer from downturns in customer demand, operational challenges and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole, and might adversely affect the fair value of the individual reporting units. If material adverse conditions occur that impact one or more of our reporting units, our determination of future fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be impaired.

Based upon our annual quantitative goodwill impairment test, the Company did not record any impairments of goodwill for the fiscal years ended June 30, 2015, 2014 or 2013.

As the estimated fair value of the II-VI Photonics reporting unit was approximately 5% greater than its carrying value, the Company has concluded that this reporting unit is at risk of not passing step one of future goodwill impairment tests. In the event of unfavorable changes to the existing assumptions used in the impairment test, such as the weighted average cost of capital (discount rate), growth rates and market multiples as well as changes in our internal structure, the carrying value of the Company’s goodwill could be impaired.  Although the Company believes that the current assumptions and estimates are reasonable, supportable and appropriate, the II-VI Photonics reporting unit competes in a challenging environment with significant pricing pressure and rapidly changing technology and there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

During the year ended June 30, 2015, the Company recognized an impairment charge on two of its indefinite lived trademarks in the II-VI Photonics reporting unit, as these trademarks were abandoned as a result of the Company’s re-branding efforts. Total impairment recorded during the year ended June 30, 2015 was $2.0 million, which represented the entire carrying value of these two trademarks and was recorded in Other expense (income), net in the Consolidated Statements of Earnings.

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

Fiscal Year 2015 Compared to Fiscal Year 2014

Effective July 1, 2014, the Company realigned its organizational structure into the following three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products. The Company is reporting financial information (revenue through operating income) for these new reporting segments in this Annual Report on Form 10-K, which management believes provides enhanced visibility and transparency into the operations, business drivers and the value of the enterprise.

The following table sets forth bookings and select items from our Consolidated Statements of Earnings for the years ended June 30, 2015 and June 30, 2014 ($ in millions except per share information):

	Year Ended		Year Ended
	June 30, 2015		June 30, 2014
Bookings	$761.7		$691.3

		% of		% of
		Revenues		Revenues
Total Revenues	$742.0	100.0%	$683.3	100.0%
Cost of goods sold	470.4	63.4	456.5	66.8
Gross margin	271.6	36.6	226.7	33.2
Operating expenses:
Internal research and development	51.3	6.9	42.5	6.2
Selling, general and administrative	143.5	19.3	137.7	20.2
Interest and other, net	(2.3)	(0.3)	0.8	0.1
Earnings before income tax	79.1	10.7	45.6	6.7
Income taxes	13.1	1.8	7.3	1.1
Earnings from Continuing Operations	66.0	8.9	38.3	5.6
Earnings from Discontinued Operation, net of income tax	-	-	0.1	-
Net Earnings	$66.0	8.9%	$38.4	5.6%

Diluted earnings per share:	$1.05		$0.60

Executive Summary

Net earnings for fiscal year 2015 were $66.0 million ($1.05 per-share diluted), compared to $38.4 million ($0.60 per-share diluted) for the same period last fiscal year.  During fiscal year 2015, the Company began to realize synergies from prior year acquisitions, resulting in increased market share and revenues as well as operational efficiencies that are reflected in the Company’s 340 basis point increase in gross margin percentage compared to fiscal year 2014.  During the current fiscal year, the Company continued its restructuring program within the II-VI Photonics and II-VI Performance Products segments to right-size its business operations.  Total after-tax restructuring charges recorded in fiscal year 2015 were $4.1 million compared to $3.4 million in fiscal year 2014.  Net earnings were also favorably impacted in the current fiscal year as a result of a one-time settlement relating to certain payment obligations from prior year acquisitions in the amount of $7.1 million (after-tax) or $0.11 per share-diluted.  Financial results for fiscal year 2014 were negatively impacted by one-time transaction and purchase accounting expenses of approximately $8.0 million.

Consolidated

Bookings. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of such an order that far out in the future.  Bookings for the year ended June 30, 2015 increased 10% to $761.7 million, compared to $691.3 million for the same period last fiscal year.  The increase in bookings was mostly attributable to a full year of bookings from the prior year acquisitions of II-VI Laser Enterprise and II-VI Network Solutions. In addition, the II-VI HIGHYAG business within the II-VI Laser Solutions segment recorded increased bookings for fiber beam delivery systems and laser processing heads used in automotive manufacturing.

Revenues. Revenues for the year ended June 30, 2015 increased 9% to $742.0 million, compared to $683.3 million for the prior fiscal year.  The increase in revenues was mostly attributable to a full year of revenues from the prior year acquisitions of II-VI Laser Enterprise and II-VI Network Solutions. In addition, increased revenues at II-VI HIGHYAG from the automotive markets as well as higher revenues at II-VI Photonics driven by increased demand across a variety of products, such as optical components and modules required by global cable television operators for their broadband initiatives and ongoing investments drove this increase. Somewhat offsetting these higher revenue levels was a decrease in shipment volumes at the Company’s military related businesses, driven primarily by reduced U.S. defense spending.

Gross margin. Gross margin for the year ended June 30, 2015 was $271.6 million, or 36.6%, of total revenues, compared to $226.7 million, or 33.2%, of total revenues for the same period last fiscal year.  The increase in gross margin during the current fiscal year was primarily the result of the incremental margin realized on the 9% revenue increase during this period and the elimination of unprofitable product lines.  In addition, as noted above, the Company has begun to realize synergies and operational improvements in connection with its fiscal year 2014 acquisitions, which resulted in higher margin levels.  Gross margin for fiscal year 2014 was negatively impacted by a one-time purchase accounting fair market inventory adjustment of $4.1 million relating to the fiscal year 2014 acquisitions as well as product lines with lower margins.

Internal research and development. Company-funded internal research and development expenses for the fiscal year ended June 30, 2015 were $51.3 million, or 6.9% of revenues, compared to $42.5 million, or 6.2% of revenues, last fiscal year.  The increase in research and development expense as a percentage of revenues in the current year was due to a full year of internal research and development from businesses acquired in prior fiscal years, which invest in higher levels of research and development activity to support their ongoing product development of fiber and direct diode laser components, fiber optical amplifiers and micro-optics.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2015 were $143.5 million, or 19.3% of revenues, compared to $137.7 million, or 20.2% of revenues, last fiscal year.  In relative dollar amounts, the increase in SG&A expenses was the result of increased expenses incurred to support an overall revenue base increase from the prior fiscal year. The Company experienced leverage improvement with respect to SG&A expenses as a percentage of revenues through synergies, cost savings and restructuring programs undertaken during the current fiscal year.

Interest and other, net. Interest and other, net for the year ended June 30, 2015 was income of $2.3 million compared to expense of $0.8 million last fiscal year. Other income of $2.3 million for the current fiscal year was primarily the result of a one-time settlement income of $7.7 million (pre-tax, $7.1 million after tax) related to certain payment obligations from the prior fiscal year acquisitions offset by foreign currency losses of $2.2 million due to weakened foreign currencies against the U.S. dollar and a $2.0 million impairment recorded during the current year for the write-off of certain tradenames in the II-VI Photonics segment. Included in interest and other, net for the year ended June 30, 2015 were earnings from the Company’s equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”), interest expense on borrowings, interest income on excess cash reserves, unrealized gains on the Company sponsored deferred compensation plan, foreign currency gains and losses.

Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2015 was 16.6%, compared to an effective tax rate of 16.0% last fiscal year. The variation between the Company’s effective tax rate from continuing operations and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The year-to-date effective tax rate between the two fiscal years was consistent.

Discontinued operation.   During December 2013, the Company completed the discontinuation of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by II-VI Performance Metals, which is part of the II-VI Performance Products segment.   Financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K has been adjusted to properly reflect the tellurium product line as a discontinued operation for all periods presented. The revenues and earnings (losses) of the tellurium product line reflected as a discontinued operation for the periods presented are as follows (in millions):

June 30,	2015	2014	2013
Revenues	$-	$1.8	$7.3
Earnings (loss) from discontinued operation before income taxes	-	0.1	(6.8)
Income tax benefit (expense)	-	-	-
Earnings (loss) from discontinued operation, net of taxes	$-	$0.1	$(6.8)

Segment Reporting

Bookings, revenues and operating income for each of the Company’s reportable segments are discussed below. Operating income differs from income from operations in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 11. Segment and Geographic Reporting,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.

II-VI Laser Solutions ($ in millions)

	Year Ended		%
	June 30,		Increase
	2015	2014
Bookings	$284.8	$262.8	8%
Revenues	$287.9	$254.4	13%
Operating income	$55.0	$24.5	124%

The Company’s II-VI Laser Solutions segment includes the combined operations of II-VI Infrared Optics, II-VI HIGHYAG, II-VI Laser Enterprise, II-VI Suwtech and II-VI LaserTech.

Bookings for the fiscal year ended June 30, 2015 for II-VI Laser Solutions increased 8% to $284.8 million, compared to $262.8 million last fiscal year.  The increase in bookings was due in part to higher order levels at II-VI HIGHYAG, which continues to grow its product offerings into the one-micron fiber laser market, for fiber beam delivery systems and for laser processing heads used in automotive manufacturing. In addition, the II-VI Laser Solutions segment recorded a full year of bookings from the prior fiscal year acquisition of II-VI Laser Enterprise, which has experienced increased demand for products in the direct diode and fiber laser components markets.

Revenues for the fiscal year ended June 30, 2015 for II-VI Laser Solutions increased 13% to $287.9 million, compared to revenues of $254.4 million last fiscal year.  The increase in revenues was the result of increased shipment volumes of the segment’s fiber beam delivery systems and laser process heads from II-VI HIGHYAG as well as a full year of revenues from the prior fiscal year acquisition of II-VI Laser Enterprise.

Operating income for the fiscal year ended June 30, 2015 for II-VI Laser Solutions increased 124% to $55.0 million, compared to $24.5 million last fiscal year. The increase in segment earnings was the result of higher revenues as well as gross margin improvements from II-VI Laser Enterprise, as this business unit has begun to realize certain operational efficiencies and acquisition related synergies.  Operating income for fiscal year 2014 was negatively impacted by transaction expenses of $3.9 million, $2.5 million of purchase accounting relating to the fair market inventory adjustment and $2.0 million of restructuring efforts at II-VI Laser Enterprise.

II-VI Photonics ($ in millions)

	Year Ended		%
	June 30,		Increase
	2015	2014
Bookings	$282.9	$220.2	28%
Revenues	$260.8	$216.5	20%
Operating income (loss)	$7.2	$(0.1)	7300%

The Company’s II-VI Photonics segment includes the combined operations of II-VI Photop and II-VI Optical Communications.

Bookings for the year ended June 30, 2015 for II-VI Photonics increased 28% to $282.9 million, compared to $220.2 million for last fiscal year. The increase in bookings was due to increased demand for a variety of the segment’s products, such as optical components and modules driven by broadband initiatives, development of next generation wireless networks and increasing bandwidth trends in the datacenter and cloud applications.  In addition, the segment recorded a full year of bookings from the prior fiscal year acquisition of II-VI Network Solutions.

Revenues for the year ended June 30, 2015 for II-VI Photonics increased 20% to $260.8 million, compared to $216.5 million for last fiscal year. The increase in revenues was due to increased customer demand for optical filters, optical components and assemblies, pump lasers and fiber amplifier modules that serve multiple markets. In addition, the segment recorded a full year of revenues from the prior year acquisition of II-VI Network Solutions.

Operating income for the year ended June 30, 2015 for II-VI Photonics increased 7300% to $7.2 million, compared to an operating loss of $(0.1) million last fiscal year. The improvement in operating income was attributed primarily to incremental margin realized on increased revenues, and favorable product mix towards higher margin products, operational efficiencies and the absence of certain one-time purchase accounting fair market inventory adjustments that occurred in fiscal 2014, offset by $4.5 million of restructuring expenses to “right-size” its business in fiscal 2015. During fiscal year 2014, one-time fair market inventory purchase accounting adjustments totaled $1.6 million.

II-VI Performance Products ($ in millions)

	Year Ended		%
	June 30,		(Decrease)
	2015	2014
Bookings	$194.0	$208.3	(7%)
Revenues	$193.3	$212.4	(9%)
Operating income	$14.6	$22.1	(34%)

The Company’s II-VI Performance Products segment includes the business units of II-VI Marlow, II-VI M Cubed, II-VI Advanced Materials, II-VI Optical Systems and II-VI Performance Metals.

Bookings for the year ended June 30, 2015 for II-VI Performance Products decreased 7% to $194.0 million, compared to $208.3 million for last fiscal year.  The decrease in bookings related to lower order volumes of military-related products as a result of the decline in overall defense spending and funding constraints specific to certain U.S. military programs, as well as softness in the semiconductor capital equipment market. The decrease in bookings was somewhat offset by increased demand for SiC substrates addressing high-power high-frequency semiconductor devices.

Revenues for the year ended June 30, 2015 for II-VI Performance Products decreased 9% to $193.3 million, compared to $212.4 million for last fiscal year.  The decrease in revenues was due to lower shipment volumes of military related products from lower overall defense spending as well as lower shipments to customers in the semiconductor capital equipment markets.  The decrease in revenues was somewhat offset by higher revenues from the segment’s SiC substrates.

Operating income for the year ended June 30, 2015 for II-VI Performance Products decreased 34% to $14.6 million, compared to $22.1 million for last fiscal year.  The decrease in operating income was a result of lower revenues during the current fiscal year as well as restructuring charges of $1.1 million relating to the consolidation of the Company’s military-related businesses.

Fiscal Year 2014 Compared to Fiscal Year 2013

The following table sets forth bookings and select items from our Consolidated Statements of Earnings for the years ended June 30, 2014 and 2013. ($ millions, except per share information):

	Year Ended		Year Ended
	June 30, 2014		June 30, 2013
Bookings	$691.3		$521.1

		% of		% of
		Revenues		Revenues
Total Revenues	$683.3	100.0%	$551.1	100.0%
Cost of goods sold	456.5	66.8	347.6	63.1
Gross margin	226.7	33.2	203.5	36.9
Operating expenses:
Internal research and development	42.5	6.2	22.7	4.1
Selling, general and administrative	137.7	20.2	109.3	19.8
Interest and other, net	0.8	0.1	(6.0)	(1.1)
Earnings before income tax	45.6	6.7	77.5	14.1
Income taxes	7.3	1.1	18.8	3.4
Earnings from Continuing Operations	38.3	5.6	58.7	10.7
Earnings (loss) from Discontinued Operation, net of income tax	0.1	-	(6.8)	(1.2)
Net Earnings	38.4	5.6	51.9	9.4
Net earnings attributable to noncontrolling interest	-	-	1.1	0.2
	$38.4	5.6%	$50.8	9.2%

Diluted earnings per shares:	$0.60		$0.90

Consolidated

Bookings. Bookings for the year ended June 30, 2014 increased 33% to $691.3 million, compared to $521.1 million for the 2013 fiscal year. The increase in bookings was mostly attributable to the acquisitions of II-VI Laser Enterprise and II-VI Network Solutions in fiscal year 2014 as well as the incremental bookings from the 2013 fiscal year acquisitions.  In addition, the Company’s II-VI Laser

Solutions segment recorded increased bookings at its legacy business for both diamond window optics used in EUV photolithography systems and at II-VI HIGHYAG for fiber beam delivery systems and laser processing heads used in automotive manufacturing.

Revenues. Revenues for the year ended June 30, 2014 increased 24% to $683.3 million, compared to $551.1 million for fiscal year June 30, 2013. The increase in revenues was mostly attributable to the acquisitions of II-VI Laser Enterprise and II-VI Network Solutions in fiscal year 2014, incremental revenues from fiscal year 2013 acquisitions and higher revenues associated with shipments of diamond windows at II-VI Laser Solutions and SiC wafers at II-VI Advanced Materials.  Somewhat offsetting these higher revenue levels was a decrease in shipment volumes of passive optical components sold by II-VI Photonics segment as well as lower shipments at the Company’s military-related businesses, driven primarily by reduced U.S. defense spending.

Gross margin. Gross margin as a percentage of revenues for the year ended June 30, 2014 was 33.2%, compared to 36.9% for fiscal year June 30, 2013. The decrease in gross margin was the result of purchase accounting fair market value inventory adjustments related to the acquisitions of II-VI Laser Enterprise and II-VI Network Solutions of $4.1 million as well as restructuring charges of $2.2 million (pre-tax) related to inventory write-offs at II-VI Performance Products and severance costs at II-VI Laser Enterprise and II-VI Network Solutions.  Exclusive of the restructuring charges, the operating gross margin profile of these two acquisitions put downward pressure on gross margin during fiscal year 2014 as the Company continued to align the operating costs of the new businesses with their existing and prospective revenue profile. In addition, gross margin decreased at II-VI Laser Solutions’ legacy business due to pricing pressure and increased raw material costs and gross margin at II-VI Photonics segment was negatively impacted by both lower revenue volume and pricing pressure on legacy passive optical component products from increased competition in China.

Internal research and development. Company-funded internal research and development expenses for the year ended June 30, 2014 were $42.5 million, or 6.2% of revenues, compared to $22.7 million, or 4.1% of revenues, for fiscal year June 30, 2013.  The increase in research and development expense as a percentage of revenues is due to increased research and development efforts within the II-VI Photonics segment, which continued to invest in the development of component parts that support higher speed optical communication and data networks around the world.  In addition, the acquisitions of II-VI Laser Enterprise and II-VI Network Solutions increased levels of research and development activity to support ongoing product development of high-power laser components, micro-optics and amplifiers.

Selling, general and administrative. SG&A expenses for the fiscal year ended June 30, 2014 were $137.7 million, or 20.2% of revenues, compared to $109.3 million, or 19.8% of revenues, for fiscal year June 30, 2013. As a percentage of revenues, SG&A expenses were consistent with the prior fiscal year.

Interest and other, net. Interest and other, net for the year ended June 30, 2014 and 2013 was expense of $0.8 million compared to income of $6.0 million prior fiscal year. Included in interest and other, net for the year ended June 30, 2014 were earnings from the Company’s equity investment in Fuxin, interest expense on borrowings, interest income on excess cash reserves, unrealized gains on the Company-sponsored deferred compensation plan and foreign currency gains and losses.  The majority of the income included in the 2013 fiscal year was the result of a $5.3 million contractual settlement with a contract manufacturer related to the October 2011 Thailand flood.

Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2014 was 16.0%, compared to an effective tax rate of 24.2% for the prior fiscal year. The variations between the Company’s effective tax rates and the U.S. statutory rate of 35% were primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The lower year-to-date effective tax rate was primarily the result of improved profitability in lower taxing jurisdictions such as the Philippines. In addition, the Company recorded $0.8 million of tax benefits during the year ended June 30, 2014 as a result of the expiration of the statute of limitation on previously filed income tax returns.

II-VI Laser Solutions ($ in millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2014	2013
Bookings	$262.8	$212.3	24%
Revenues	$254.4	$217.6	17%
Operating income	$24.5	$54.0	(55%)

Bookings for the year ended June 30, 2014 for II-VI Laser Solutions increased 24% to $262.8 million, compared to $212.3 million for fiscal year June 30, 2013. The increase in bookings was due to higher order levels from European customers specific to diamond windows and other products used in EUV lithography systems. The acquisition of II-VI Laser Enterprise in September 2013 contributed approximately $33.0 million of bookings in fiscal year 2014.  At II-VI HIGHYAG, continued growth in the one-micron laser market resulted in higher bookings for fiber beam delivery systems, and laser processing heads used in the automotive manufacturing industry.

Revenues for the year ended June 30, 2014 for II-VI Laser Solutions increased 17% to $254.4 million, compared to $217.6 million for fiscal year June 30, 2013. The increase in revenues was the result of increased shipment volumes in Europe of replacement optics for CO2 laser systems as well as diamond windows and other component parts used in EUV lithography systems. In addition, the acquisition of II-VI Laser Enterprise contributed approximately $35.0 million of revenues in fiscal year 2014.

Operating income for the year ended June 30, 2014 for II-VI Laser Solutions decreased 55% to $24.5 million, compared to $54.0 million for fiscal year June 30, 2013. The decrease in operating income was the result of the acquisition of II-VI Laser Enterprise in fiscal year 2014.  The segment recorded $2.5 million of purchase accounting adjustments relating to the fair value of inventory, $3.9 million of transaction expenses and $2.0 million of severance costs associated with restructuring of the acquired business.  In addition, lower gross margin at II-VI Laser Enterprise caused by higher material cost, unfavorable absorption of manufacturing overhead costs, and production inefficiencies all negatively impacted operating income in fiscal year 2014.

II-VI Photonics ($ in millions)

			%
	Year Ended		Increase
	June 30,		(Decrease)
	2014	2013
Bookings	$220.2	$134.9	63%
Revenues	$216.5	$141.3	53%
Operating (loss) income	$(0.1)	$15.0	(101%)

Bookings for the year ended June 30, 2014 for II-VI Photonics increased 63% to $220.2 million, compared to $134.9 million for fiscal year June 30, 2013.The increase in bookings was due to the acquisition of II-VI Network Solutions in November 2014, which contributed approximately $84.0 million of bookings in fiscal year 2014. Absent that acquisition, bookings were consistent between the two fiscal years.

Revenues for the year ended June 30, 2014 for II-VI Photonics increased 53% to $216.5 million, compared to $141.3 million for fiscal year June 30, 2013. The increase in revenues was due to the acquisition of II-VI Network Solutions, which contributed approximately $80.0 million of revenues in fiscal year 2014. Revenues decreased from the segment’s legacy businesses due to price erosion for products serving 10G and 40G applications in the optical communications market.

Operating (loss) income for the year ended June 30, 2014 for II-VI Photonics decreased 101% to an operating loss of $(0.1) million, compared to operating income of $15.0 million for fiscal year June 30, 2013. The decrease in operating income was the result of the acquisition of II-VI Network Solutions in fiscal year 2014.  The segment recorded $1.6 million of purchase accounting adjustments relating to the fair value of inventory as well as lower gross margin at II-VI Network Solutions caused by higher material cost and production inefficiencies, all of which negatively impacted operating income in fiscal year 2014. In addition, the legacy businesses experienced a downward shift in gross margin as the technology shifted to higher speed networks in the optical communications industry resulting in price erosion on shipments of the segment’s legacy products.  In addition, operating expenses increased when compared to the prior fiscal year, primarily due to increased compensation costs in China as well as higher levels of investment regarding internal research and development of next generation products aimed at serving higher speed networks and data centers.

II-VI Performance Products ($ in millions)

	Year Ended		%
	June 30,		Increase
	2014	2013
Bookings	$208.3	$174.0	20%
Revenues	$212.4	$192.2	11%
Operating income	$22.1	$2.5	784%

Bookings for the year ended June 30, 2014 for II-VI Performance Products increased 20% to $208.3 million, compared to $174.0 million for fiscal year June 30, 2013. The increase in bookings was attributable to strong order placement from Japanese OEMs specific to II-VI Advanced Materials 100mm and 150mm SiC wafers used in commercial applications in the wireless infrastructure and power device markets.  II-VI Advanced Materials also received a $4.0 million research and development contract from the

Department of Defense for ongoing development of 150mm SiC wafers.  In addition, incremental bookings from the November 2012 acquisition of II-VI M Cubed helped contribute to the increase.

Revenues for the year ended June 30, 2014 for II-VI Performance Products increased 11% to $212.4 million, compared to $192.2 million for fiscal year June 30, 2013. The increase in revenues was primarily due to the acquisition of II-VI M Cubed as well as strong product sales at II-VI Advanced Materials specific to 100mm and 150mm semi-insulating SiC wafers used by Japanese OEMs to support the continued growth of 4G wireless stations in Asia.  Somewhat offsetting these increases were reduced shipments at II-VI Marlow for products servicing the personal comfort market.

Operating income for the year ended June 30, 2014 for II-VI Performance Products was $22.1 million, compared to $2.5 million for fiscal year June 30, 2013. The increase in segment earnings was a result of the restructured business model at II-VI Performance Metals, which eliminated the exposure to volatility in the minor metals market for selenium. In addition, operating income was favorably impacted in fiscal year 2014 from increased revenues and profit contribution from II-VI M Cubed as well as increased revenues at II-VI Advanced Materials.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of cash have been provided through operations and long-term borrowings. Other sources of cash include proceeds received from the exercise of stock options and sales of equity investments. Our historical uses of cash have been for capital expenditures, investments in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash is presented as follows:

Sources (uses) of Cash (millions):

	Year Ended June 30,
	2015	2014	2013

Net cash provided by operating activities	$129.4	$95.5	$107.6
Additions to property, plant and equipment	(52.3)	(29.2)	(25.3)
Net (payments) proceeds on long-term borrowings	(65.5)	128.0	102.0
Purchases of treasury shares	(12.7)	(20.0)	(20.0)
Proceeds from exercises of stock options	5.2	4.4	4.1
Purchases of businesses, net of cash acquired	-	(177.7)	(126.2)
Payments of redeemable noncontrolling interest	-	(8.8)	-
Payments on holdback arrangements	(2.4)	(3.0)	-
Proceeds received from contractual settlement from Thailand flooding	-	-	4.8
Proceeds from sale of equity method investment	-	-	2.1
Other	(2.7)	-	1.5

Net cash provided by operating activities:

Net cash provided by operating activities was $129.4 million and $95.5 million for the fiscal years ended June 30, 2015 and 2014, respectively. The increase in cash flows from operating activities in fiscal year 2015 compared to fiscal year 2014 was the result of an increase in the Company’s net earnings by $27.5 million, or 72%, compared to fiscal year 2014.

Net cash provided by operating activities was $95.5 million and $107.6 million for the fiscal years ended June 30, 2014 and 2013, respectively. The decrease in cash flows from operating activities in fiscal year 2014 compared to fiscal year 2013 was mostly due to lower earnings levels, offset somewhat by favorable overall working capital changes, specifically in the areas of inventory and accounts payable.  In addition, the higher non-cash charges for depreciation, amortization and share-based compensation expense that impacted net earnings did not affect operating cash flow.

Net cash used in investing activities:

Net cash used in investing activities was $52.2 million and $206.8 million for the fiscal years ended June 30, 2015 and 2014, respectively. Net cash used in investing activities during the year ended June 30, 2015 consisted of $52.3 million paid for capital expenditures of which $13.4 million represented the purchase of the II-VI HIGHYAG manufacturing facility in Berlin, Germany which was previously accounted for as a capital lease.  The majority of net cash used in investing activities for fiscal year 2014 consisted of $93.1 million for the acquisition of II-VI Laser Enterprise and $84.6 million net cash for the acquisition of II-VI Network Solutions.  In addition, the Company paid $29.2 million for capital expenditures in fiscal year 2014.

Net cash used in investing activities was $206.8 million and $144.5 million for the fiscal years ended June 30, 2014 and 2013, respectively. The majority of net cash used in investing activities during the year ended June 30, 2014 consisted of $93.1 million net cash for the acquisition of Laser Enterprise and $84.6 million net cash paid for the acquisition of Network Solutions.  This compares to $126.2 million of net cash during the year ended June 30, 2013 for the acquisitions of M Cubed, the thin-film filter business and interleaver product lines of Oclaro and LightWorks.  In addition, during the year ended June 30, 2014, the Company paid $29.2 million for capital expenditures, increasing its investment from fiscal year 2013 in an effort to support revenue growth and capacity expansion.

Net cash provided by (used in) financing activities:

Net cash (used in) provided by financing activities was $(76.1) million for the year ended June 30, 2015 compared to $99.1 million for the year ended June 30, 2014.  During fiscal year 2015, the Company repaid $65.5 million on its outstanding long-term borrowings, repurchased $12.7 million of treasury shares under a current share repurchase plan and paid $2.4 million pursuant to a holdback arrangement from our fiscal year 2014 acquisitions.  Net cash paid was somewhat offset by cash received from exercises of stock options.

Net cash provided by financing activities was $99.1 million for the year ended June 30, 2014 compared to net cash provided by financing activities of $85.8 million for the fiscal year ended June 30, 2013. The change in net cash provided by financing activities was primarily due to additional borrowings used to finance the Company’s acquisitions of Laser Enterprise and Network Solutions, offset somewhat by a $3.0 million earnout payment to the former owners of LightWorks and an $8.8 million payment made to acquire the remaining ownership interest in II-VI HIGHYAG.

Company Credit Facility

The Company’s Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million term loan (“the Term Loan”). As of June 30, 2015, the Company had $108.5 million and $65.0 million outstanding under the line of credit and term loan, respectively. The Term Loan is being re-paid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5.0 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement governing the Credit Facility, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2015, the Company was in compliance with all financial covenants under the Credit Facility.

In conjunction with entering into the Credit Facility, the Company incurred approximately $1.0 million of deferred financing costs which are being amortized over the term of the agreement. As a result of the overall increase in borrowing capacity, existing deferred financing costs at the time of the amendment of $0.5 million are also being amortized over the term of the Credit Facility.

The Company’s yen denominated line of credit is a 500 million Yen ($4.1 million) facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement governing the yen facility, plus 0.625% to 1.50%. At June 30, 2015 and 2014, the Company had 300 million yen outstanding under the line of credit. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2015, the Company had $2.5 million outstanding and was in compliance with all financial covenants under its Yen facility. On August 21, 2015, the Company received and accepted a commitment from its lender to extend the maturity date of the Yen facility to August 2020 on substantially the same terms of the current facility. The lender’s commitment to provide the extension is subject to the satisfaction of certain customary conditions.

The Company had aggregate availability of $116.6 million and $71.0 million under its lines of credit as of June 30, 2015 and June 30, 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of June 30, 2015 total outstanding letters of credit supported by the Credit Facility were $1.5 million. The weighted average interest rate of total borrowings was 1.8% for each of the years ended June 30, 2015 and 2014.

In August 2014, the Board of Directors authorized the Company to purchase up to $50.0 million of its Common Stock. The repurchase program has no expiration date and provides for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and are available for general corporate purposes. During the fiscal year ended June 30, 2015, the Company purchased 936,049 shares of its Common Stock for $12.7 million under this repurchase program.

In August 2014, the Company exited its capital lease obligation related to the existing manufacturing facility in Berlin, Germany utilized by the Company’s II-VI HIGHYAG business.  The total cash paid for this purchase was approximately $13.4 million and was financed through existing cash balances.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30,	June 30,
	2015	2014

Cash and cash equivalents	$173.6	$174.7
Available borrowing capacity	116.6	71.0
Total debt obligation	176.0	242.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures and internal and external growth for fiscal year 2016. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the U.S. As of June 30, 2015, the Company held approximately $145 million of cash and cash equivalents outside of the U.S. Cash balances held outside the United States could be repatriated to the U.S., but, under current law, would potentially be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the U.S., as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

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

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$175,957	$20,000	$40,000	$113,500	$2,457
Interest payments(1)	9,288	2,965	4,806	1,510	7
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	51,813	12,875	15,775	6,514	16,649
Purchase obligations(3)	18,136	13,062	5,074	-	-
Other long-term liabilities reflected on the balance sheet under GAAP	-	-	-	-	-
Total	$255,194	$48,902	$65,655	$121,524	$19,113

(1)	Variable rate interest obligations are based on the interest rate in place at June 30, 2015 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through years 2039 and 2056, respectively.
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

Pension obligations are not included in the table above. The Company expects defined benefit plan employer contributions to be $2.0 million in 2016. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 14 to the Company’s Consolidated Financial Statements.

The gross unrecognized income tax benefits at June 30, 2015, which are excluded from the above table, were $4.0 million. The Company is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next fiscal year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses certain techniques and a derivative financial instrument as part of its overall risk management strategy, primarily focused on its exposure to the Japanese Yen. The Company also has transactions denominated in euros, pounds sterling, renminbi and swiss francs. No significant changes have occurred in the techniques and instruments used other than those described below.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $10.8 million and $7.4 million at June 30, 2015 and June 30, 2014, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of approximately $4.8 million to an increase of approximately $5.9 million for the year ended June 30, 2015.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the euro to dollar exchange rate would have changed net earnings in the range from a decrease of $1.3 million to an increase of $1.6 million for the year ended June 30, 2015.

Assets and liabilities of foreign operations are translated into U.S. dollars using the period-end exchange rate, while income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.

Interest Rate Risks

As of June 30, 2015, the Company’s total borrowings of $176.0 million were from a line of credit borrowing of $108.5 million denominated in U.S. dollars, a term loan denominated in U.S. dollars of $65.0 million and a line of credit borrowing of $2.5 million denominated in Japanese yen. As such, the Company is exposed to changes in interest rates. A change in the interest rate of 100 basis points on these borrowings would have changed net earnings by $1.4 million, or $0.02 per-share diluted, for the fiscal year ended June 30, 2015.

Discount Rate Risks

As of June 30, 2015, a 10% change in the Company’s discount rate used to determine the pension benefit obligation of the Switzerland Defined Benefit Plan would have had an immaterial impact on the Consolidated Financial Statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibility for Preparation of the Financial Statements

Management is responsible for the preparation of the financial statements included in this Annual Report on Form 10-K. The financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report on Form 10-K is consistent with the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2015, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2015. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries

We have audited II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). II-VI Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, II-VI Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2015 of II-VI Incorporated and Subsidiaries and our report dated August 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA

August 28, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of II-VI Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of II-VI Incorporated and Subsidiaries at June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), II-VI Incorporated and Subsidiaries' internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA

August 28, 2015

II-VI Incorporated and Subsidiaries

Consolidated Balance Sheets

June 30,	2015	2014
Assets
Current Assets
Cash and cash equivalents	$173,634	$174,660
Accounts receivable - less allowance for doubtful accounts of $1,048 at June 30, 2015 and $1,852 at June 30, 2014	140,772	136,723
Inventories	164,388	165,873
Deferred income taxes	13,260	11,118
Prepaid and refundable income taxes	6,881	4,440
Prepaid and other current assets	14,033	12,917
Total Current Assets	512,968	505,731
Property, plant & equipment, net	203,812	208,939
Goodwill	195,894	196,145
Other intangible assets, net	122,462	136,404
Investment	11,914	11,589
Deferred income taxes	2,210	4,038
Other assets	8,904	9,080
Total Assets	$1,058,164	$1,071,926

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	45,275	45,767
Accrued compensation and benefits	39,310	32,461
Accrued income taxes payable	9,310	4,584
Deferred income taxes	685	732
Other accrued liabilities	24,576	31,521
Total Current Liabilities	139,156	135,065
Long-term debt	155,957	221,960
Deferred income taxes	7,105	7,440
Other liabilities	26,865	32,418
Total Liabilities	329,083	396,883
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 71,779,704 shares at June 30, 2015; 70,935,098 shares at June 30, 2014	226,609	213,573
Accumulated other comprehensive income	8,665	19,406
Retained earnings	587,302	521,327
	822,576	754,306
Treasury stock, at cost - 10,565,209 shares at June 30, 2015 and 9,481,963 shares at June 30, 2014	(93,495)	(79,263)
Total Shareholders' Equity	729,081	675,043
Total Liabilities and Shareholders' Equity	$1,058,164	$1,071,926

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Earnings

Year Ended June 30,	2015	2014	2013
($000, except per share data)
Revenues
Domestic	$274,142	$240,534	$241,045
International	467,819	442,727	310,030
Total Revenues	741,961	683,261	551,075

Costs, Expenses and Other Expense (Income)
Cost of goods sold	470,363	456,545	347,558
Internal research and development	51,260	42,523	22,689
Selling, general and administrative	143,539	137,707	109,337
Interest expense	3,863	4,479	1,160
Other expense (income), net	(6,176)	(3,634)	(7,155)
Total Costs, Expenses and Other Expense (Income)	662,849	637,620	473,589

Earnings from Continuing Operations Before Income Taxes	79,112	45,641	77,486

Income Taxes	13,137	7,325	18,766

Earnings from Continuing Operations	65,975	38,316	58,720

Earnings (loss) from Discontinued Operation, net of income tax	-	133	(6,789)

Net Earnings	65,975	38,449	51,931
Less: Earnings Attributable to Redeemable Noncontrolling Interest	-	-	1,118
Net Earnings Attributable to II-VI Incorporated	$65,975	$38,449	$50,813

Basic Earnings (loss) Attributable to II-VI Incorporated Per Share:
Continuing Operations	$1.08	$0.62	$0.92
Discontinued Operation	$-	$-	$(0.11)
Consolidated	$1.08	$0.62	$0.81

Diluted Earnings (loss) Attributable to II-VI Incorporated Per Share:
Continuing Operations	$1.05	$0.60	$0.90
Discontinued Operation	$-	$-	$(0.11)
Consolidated	$1.05	$0.60	$0.80

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

Year Ended June 30,	2015	2014	2013
($000)
Net earnings	$65,975	$38,449	$51,931
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,497)	2,363	5,362
Pension adjustment, net of taxes of ($602) for the year ended June 30, 2015 and $387 for the year ended June 30, 2014, respectively	(2,244)	1,443	-
Comprehensive income	$55,234	$42,255	$57,293

Net earnings attributable to redeemable noncontrolling interest	$-	$-	$1,118
Other comprehensive income (loss) attributable to redeemable noncontrolling interest:
Foreign currency translation adjustments attributable to redeemable noncontrolling interest	$-	$-	$(295)
Comprehensive income attributable to redeemable noncontrolling interest	$-	$-	$823
Comprehensive income attributable to II-VI Incorporated	$55,234	$42,255	$56,470
See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total
(000)
Balance - June 30, 2012	69,627	$176,295	$10,238	$434,940	(6,794)	$(35,247)	$586,226
Shares issued under share-based compensation plans	596	4,104	-	-	-	-	4,104
Net earnings	-	-	-	50,813	-	-	50,813
Purchases of treasury stock	-	-	-	-	(1,141)	(19,978)	(19,978)
Treasury stock under deferred compensation arrangements	-	1,291	-	-	(70)	(1,291)	-
Minimum tax withholding requirements	-	-	-	-	(7)	(138)	(138)
Foreign currency translation adjustments	-	-	5,362	-	-	-	5,362
Share-based compensation expense	-	11,959	-	-	-	-	11,959
Excess tax benefits from share-based compensation expense	-	635	-	-	-	-	635
Adjustment to redeemable noncontrolling interest	-	-	-	(2,875)	-	-	(2,875)
Balance - June 30, 2013	70,223	$194,284	$15,600	$482,878	(8,012)	$(56,654)	$636,108
Shares issued under share-based compensation plans	712	4,482	-	-	(44)	(827)	3,655
Net earnings	-	-	-	38,449	-	-	38,449
Purchases of treasury stock	-	-	-	-	(1,333)	(19,973)	(19,973)
Treasury stock under deferred compensation arrangements	-	1,809	-	-	(93)	(1,809)	-
Foreign currency translation adjustments	-	-	2,363	-	-	-	2,363
Share-based compensation expense	-	12,347	-	-	-	-	12,347
Pension adjustment, net of taxes of $387	-	-	1,443	-	-	-	1,443
Excess tax benefits from share-based compensation expense	-	651	-	-	-	-	651
Balance - June 30, 2014	70,935	$213,573	$19,406	$521,327	(9,482)	$(79,263)	$675,043
Shares issued under share-based compensation plans	773	5,196	-	-	(75)	(1,085)	4,111
Net earnings	-	-	-	65,975	-	-	65,975
Purchases of treasury stock	-	-	-	-	(936)	(12,729)	(12,729)
Treasury stock under deferred compensation arrangements	72	418	-	-	(72)	(418)	-
Foreign currency translation adjustments	-	-	(8,497)	-	-	-	(8,497)
Share-based compensation expense	-	11,340	-	-	-	-	11,340
Pension adjustment, net of taxes of ($602)	-	-	(2,244)	-	-	-	(2,244)
APIC pool reclassification	-	(3,812)	-	-	-	-	(3,812)
Tax deficiency from share-based compensation expense	-	(106)	-	-	-	-	(106)
Balance - June 30, 2015	71,780	$226,609	$8,665	$587,302	(10,565)	$(93,495)	$729,081

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended June 30,	2015	2014	2013
($000)
Cash Flows from Operating Activities
Net earnings	$65,975	$38,449	$51,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operation, net of tax	-	(133)	6,789
Depreciation	41,114	41,805	34,135
Amortization	11,969	11,293	6,657
Share-based compensation expense	11,340	12,347	11,959
Impairment of intangible assets	1,964	-	-
Losses on foreign currency remeasurements and transactions	2,178	700	1,244
Earnings from equity investment	(948)	(698)	(1,048)
Deferred income taxes	(3,781)	(4,435)	1,962
Excess tax benefits from share-based compensation expense	(335)	(651)	(635)
Impairment on property, plant, and equipment	-	-	900
Increase (decrease) in cash from changes in:
Accounts receivable	(10,742)	(28,486)	5,441
Inventories	(4,207)	12,794	1,969
Accounts payable	61	19,813	(9,376)
Income taxes	7,589	(6,282)	4,351
Other operating net assets	7,189	(2,251)	(5,807)
Net cash provided by operating activities:
Continuing Operations	129,366	94,265	110,472
Discontinued Operation	-	1,197	(2,865)
Net cash provided by operating activities	129,366	95,462	107,607
Cash Flows from Investing Activities
Additions to property, plant & equipment	(52,313)	(29,220)	(25,205)
Purchases of businesses, net of cash acquired	-	(177,676)	(126,193)
Proceeds received from contractual settlement from Thailand flooding	-	-	4,797
Proceeds received from sale of equity method investment	-	-	2,138
Other investing activities	67	79	-
Net cash used in investing activities
Continuing Operations	(52,246)	(206,817)	(144,463)
Discontinued Operation	-	-	(68)
Net cash used in investing activities	(52,246)	(206,817)	(144,531)
Cash Flows from Financing Activities
Proceeds from borrowings	3,000	183,000	113,000
Payments on borrowings	(68,500)	(55,000)	(11,000)
Purchases of treasury stock	(12,729)	(19,973)	(19,978)
Payments of redeemable noncontrolling interest	-	(8,789)	-
Payments on holdback arrangements	(2,350)	(3,000)	-
Proceeds from exercises of stock options	5,196	4,358	4,104
Other financing activities	(681)	(1,514)	(347)
Net cash (used in) provided by financing activities	(76,064)	99,082	85,779
Effect of exchange rate changes on cash and cash equivalents	(2,082)	1,500	1,634
Net (decrease) increase in cash and cash equivalents	(1,026)	(10,773)	50,489
Cash and Cash Equivalents at Beginning of Period	174,660	185,433	134,944
Cash and Cash Equivalents at End of Period	$173,634	$174,660	$185,433

Non cash transactions:
Purchases of businesses - holdback amount recorded in Other accrued liabilities	$-	$10,000	$-
Capital lease obligation incurred on facility lease	$-	$11,636	$-
Purchase of business utilizing earnout consideration recorded in other current liabilities	$-	$-	$3,300

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business. II-VI Incorporated and its subsidiaries (the “Company,” “we,” “us,” or “our”), a global leader in engineered materials and opto-electronic components, is a vertically-integrated manufacturing company that develops innovative products for diversified applications in the industrial, optical communications, military, life sciences, semiconductor equipment and consumer markets. The Company markets its products through its direct sales force and through distributors and agents.

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

Effective July 1, 2014, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products. The Company is reporting financial information (revenue through operating income) for these new reporting segments which management believes will provide enhanced visibility and transparency into the operations, business drivers and the value of the enterprise.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States  (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation. For II-VI Singapore Pte., Ltd. and its subsidiaries, II-VI Suisse S.a.r.l. and II-VI Laser Enterprise of the II-VI Laser Solutions segment, II-VI Network Solutions Division of the II-VI Photonics segment, and II-VI Performance Metals of the II-VI Performance Products segment the functional currency is the United States (U.S.) dollar. The determination of the functional currency is made based on the appropriate economic and management indicators.

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

Cash and Cash Equivalents. The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions and to date have not experienced credit losses in these instruments. Cash of foreign subsidiaries is on deposit at banks in China, Vietnam, Singapore, Japan, Switzerland, the Netherlands, Germany, the Philippines, Belgium, Italy, Hong Kong, Australia, the United Kingdom (“U.K.”) and South Korea.

Accounts Receivable. The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of this allowance, is reasonably assured.

The Company factored a portion of the accounts receivable of its Japan subsidiary during each of the years ended June 30, 2015 and 2014. Factoring is done with high credit quality financial institutions in Japan. During the years ended June 30, 2015 and 2014, $17.8 million and $12.7 million, respectively, of accounts receivable had been factored. As of June 30, 2015 and 2014, the amount included in other accrued liabilities representing the Company’s obligation to the bank for these receivables factored with recourse was immaterial.

Inventories. Inventories are valued at the lower of cost or market (“LCM”), with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. Market cannot exceed the net realizable value (i.e., estimated selling price in the ordinary course of business less reasonably predicted costs of completion and disposal) and market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. In evaluating LCM, management also considers, if applicable, other factors as well, including known trends, market conditions, currency exchange rates and other such issues. The Company records an inventory reserve as a charge against earnings for all products on hand more than twelve to eighteen months depending on the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional reserve is recorded for product on hand that is in excess of product sold to customers over the same periods noted above. Inventories are presented net of reserves. The reserves totaled $22.3 million and $12.0 million at June 30, 2015 and 2014, respectively. The increase in reserves for fiscal year 2015 was primarily due to excess inventory on hand at II-VI Laser Enterprise.

Property, Plant and Equipment. Property, plant and equipment are carried at cost or fair market value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. The Company reviews its property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives for building, building improvements and land improvements of 10 to 20 years and 3 to 20 years for machinery and equipment.

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

Equity Method Investments. The Company has an equity investment in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China of 20.2%, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at June 30, 2015 and June 30, 2014 was $11.9 million and $11.6 million, respectively. During the years ended June 30, 2015, 2014 and 2013, the Company’s pro-rata share of earnings from this investment was $0.9 million, $0.7 million and $1.0 million, respectively, and was recorded in other expense (income), net in the Consolidated Statements of Earnings. During the years ended June 30, 2015, 2014 and 2013 the Company recorded dividends from this equity investment of $0.6 million, $0.3 million and $0.5 million, respectively.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change. The Company had no loss contingency liabilities at June 30, 2015 related to commitments and contingencies.

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

Warranty Reserve. The Company records a warranty reserve as a charge against earnings based on a percentage of revenues utilizing actual returns over a period that approximates historical warranty experience with adjustments possible for changes in product lines or unusual conditions that come to the Company’s attention.  Our warranty reserve balance at June 30, 2015 was approximately $3.3 million.

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

We establish an allowance for doubtful accounts based on historical experience and believe the collection of revenues, net of this reserve, is reasonably assured. Our allowance for doubtful accounts balance at June 30, 2015 was approximately $1.0 million. Our reserve estimate has historically been proven to be materially correct based upon actual charges incurred.

The Company’s revenue recognition policy is consistently applied across the Company’s segments, product lines and geographical locations. Further for the periods covered herein, we did not have post shipment obligations such as training or installation, customer acceptance provisions, credits and discounts, rebates and price protection, or other similar privileges. Our distributors and agents are not granted price protection. Our distributors and agents, which comprise less than 10% of consolidated revenues, have no additional product return rights beyond the right to return defective products covered by our warranty policy. Revenues generated from transactions other than product shipments are contract related and have historically accounted for less than 2% of consolidated revenues. We believe our revenue recognition practices have adequately considered the requirements under U.S. GAAP.

Shipping and Handling Costs. Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs incurred by the Company are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. Total shipping and handling revenue and costs included in revenues and in selling, general and administrative expenses were not significant for the fiscal years ended June 30, 2015, 2014 and 2013.

Research and Development. Internal research and development costs and costs not related to customer and government funded research and development contracts are expensed as incurred.

Share-Based Compensation. The Company follows U.S. GAAP in accounting for share-based compensation arrangements, which requires the recognition of the grant-date fair value of stock compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Workers’ Compensation. The Company is self-insured for certain losses related to workers’ compensation for the majority of its U.S. employees. When estimating the self-insurance liability, the Company considers a number of factors, including historical claims experience, demographic and severity factors and valuations provided by independent third-party consultants. At least annually, management reviews its assumptions and valuations to determine the adequacy of the self-insurance liability.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is a measure of all changes in shareholders’ equity that result from transactions and other economic events in the period other than transactions with owners. Accumulated other comprehensive income is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments of $9.5 million and $18.0 million as of June 30, 2015 and 2014, respectively, and pension adjustments of ($0.8) million and $1.4 million as of June 30, 2015 and 2014, respectively.

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

Reclassifications. The Company corrected an immaterial error related to its long term deferred tax asset for share based compensation in the Consolidated Balance Sheet as of June 30, 2015. The recorded reclassification of $3.8 million reduced both the long term deferred tax asset and additional paid in capital (“APIC”) associated with the Company’s APIC tax pool. This reclassification had no impact on previously reported revenues, income tax expense and net earnings in any annual or interim periods.

Recently Issued Financial Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new inventory measurement requirements are effective for the Company’s 2018 fiscal year and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. The adoption of these changes is not expected to have a material impact to the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued as final, ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019).  We have not yet selected a transition method and are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

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

During December 2013, the Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product.  This product line was previously serviced by II-VI Performance Metals and was included as part of the II-VI Performance Products segment.   Prior periods have been restated to present this product line on a discontinued operation basis.   The revenues and earnings (losses) of the tellurium product line have been reflected as a discontinued operation for the periods presented as follows ($000):

June 30,	2015	2014	2013
($000)
Revenues	$-	$1,849	$7,321
Earnings (loss) from discontinued operation before income taxes	-	133	(6,789)
Income tax benefit (expense)	-	-	-
Earnings (loss) from discontinued operation, net of taxes	$-	$133	$(6,789)

Note 3.	Inventories

The components of inventories, net of reserves, were as follows:

June 30,	2015	2014
($000)
Raw materials	$71,210	$71,949
Work in progress	52,726	44,739
Finished goods	40,452	49,185
	$164,388	$165,873

Note 4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

June 30,	2015	2014
($000)
Land and land improvements	$4,566	$2,381
Buildings and improvements	91,171	96,551
Machinery and equipment	366,560	335,408
Construction in progress	17,749	16,990
	480,046	451,330
Less accumulated depreciation	(276,234)	(242,391)
	$203,812	$208,939

During the quarter ended March 31, 2015, as part of the Company’s ongoing restructuring of its military related businesses in the II-VI Performance Products segment, the Company implemented a plan to sell one of its manufacturing facilities located in New Port Richey, Florida. The Company anticipates completing the sale within the next twelve months, and has reclassified the carrying value of the land and building of approximately $1.2 million as assets held for sale and has included the carrying value in Prepaid and other current assets in the Consolidated Balance Sheets at June 30, 2015.

Depreciation expense was $41.1 million, $41.8 million and $34.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Included in the cost and accumulated depreciation of property, plant and equipment is the effect of foreign currency translation on the portion relating to the Company’s foreign subsidiaries.

Note 5.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2015
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$44,041	$99,214	$52,890	$196,145
Foreign currency translation	(463)	212	-	(251)
Balance-end of period	$43,578	$99,426	$52,890	$195,894

	Year Ended June 30, 2014
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$13,233	$56,713	$53,406	$123,352
Goodwill acquired	30,718	42,375	-	73,093
Goodwill adjustment	-	-	(516)	(516)
Foreign currency translation	90	126	-	216
Balance-end of period	$44,041	$99,214	$52,890	$196,145

The Company reviews the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability. The measurement of a potential impairment begins with comparing the current fair value of the Company’s reporting units to the recorded value (including goodwill). The Company used a discounted cash flow (DCF) model and a market analysis to determine the current fair value of all its reporting units. A number of significant assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. As of April 1 of fiscal years 2015 and 2014, the Company completed its annual impairment tests of its reporting units. Based on the results of these analyses, the Company’s goodwill of $195.9 million as of June 30, 2015 and $196.1 million as of June 30, 2014 was not impaired.

As the estimated fair value of the II-VI Photonics reporting unit was approximately 5% greater than its carrying value, the Company has concluded that this reporting unit is at risk of not passing step one of future goodwill impairment tests. In the event of unfavorable changes to the existing assumptions used in the impairment test such as the weighted average cost of capital (discount rate), growth rates and market multiples as well as changes in our internal structure, the carrying value of the Company’s goodwill could be impaired.  Although the Company believes that the current assumptions and estimates are reasonable, supportable and appropriate, the II-VI Photonics reporting unit competes in a challenging environment with significant pricing pressure and rapidly changing technology and there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

As a result of the July 1, 2014 segment realignment, the Company reassigned the existing goodwill balances at July 1, 2014 to the new reporting units utilizing a relative fair value allocation approach in accordance with authoritative accounting guidance. The Company also reviewed the recoverability of the carrying value of goodwill at its reporting units. The Company performed a qualitative assessment of goodwill prior to completing the quantitative test to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill and other intangible assets due to the short duration of time since the Company’s annual quantitative goodwill impairment test for fiscal year 2014, which was completed on April 1, 2014. The Company did not record any impairment of goodwill or long-lived assets as the qualitative assessment did not indicate deterioration in the fair value of its reporting units since the most recent annual impairment test.

During the year ended June 30, 2014, the Company recorded an adjustment to goodwill of $0.5 million associated with the November 2012 acquisition of M Cubed Technologies, Inc. (“M Cubed”). This adjustment related to a change in deferred income tax assets and was recorded in conjunction with the finalization and filing of the M Cubed final income tax return.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2015 and 2014 were as follows ($000):

	June 30, 2015			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$50,520	$(18,838)	$31,682	$50,505	$(14,474)	$36,031
Trade names	15,869	(1,111)	14,758	17,870	(1,037)	16,833
Customer Lists	102,489	(26,583)	75,906	102,839	(19,448)	83,391
Other	1,572	(1,456)	116	1,586	(1,437)	149
Total	$170,450	$(47,988)	$122,462	$172,800	$(36,396)	$136,404

Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2015, 2014 and 2013 was $12.0 million, $11.3 million, and $6.7 million, respectively. The technology and patents are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 114 months. The customer lists are being amortized over 60 to 192 months with a weighted-average remaining life of approximately 146 months.

During the year ended June 30, 2015, the Company recognized an impairment charge on two of its indefinite lived trade names in the II-VI Photonics reporting unit as these trademarks were abandoned as a result of the Company’s rebranding efforts. Total impairment recorded during the year ended June 30, 2015 was $2.0 million, which represented the entire carrying value of these two trademarks and was recorded in other expense (income), net in the Consolidated Statements of Earnings.

In connection with past acquisitions, the Company acquired trade names with indefinite lives. The carrying amount of these trade names of $14.4 million as of June 30, 2015 is not amortized but tested annually for impairment. The Company completed its impairment test of these trade names with indefinite lives in the fourth quarter of fiscal years 2015 and 2014. Based on the results of these tests, the trade names were not impaired at June 30, 2015 or 2014.

Included in the gross carrying amount and accumulated amortization of the Company’s patents, customer list and other component of intangible assets and goodwill is the effect of the foreign currency translation on the portion relating to the Company’s German and China subsidiaries. The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2016	$11,619
2017	11,607
2018	11,139
2019	10,706
2020	10,593

Note 6.	Debt

The components of debt were as follows ($000):

June 30,	2015	2014
Line of credit, interest at LIBOR, as defined, plus 1.5% and 1.75%, respectively	$108,500	$154,000
Term loan, interest at LIBOR, as defined, plus 1.25%	65,000	85,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,457	2,960
Total debt	175,957	241,960
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$155,957	$221,960

The Company’s First Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiaries of the Company. The Company has the option to request an increase to the size of the Amended Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen ($4.1 million) facility that has a five-year term through June 2016 and has an interest rate equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of June 30, 2015, the Company was in compliance with all covenants under the Yen facility. On August 21, 2015, the Company received and accepted a commitment from its lender to extend the maturity date of the Yen facility to August 2020 on substantially the same terms of the current facility. The lender’s commitment to provide the extension is subject to the satisfaction of certain customary conditions.

The Company had aggregate availability of $116.6 million and $71.0 million under its lines of credit as of June 30, 2015 and 2014, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of June 30, 2015 and 2014, total outstanding letters of credit supported by the credit facilities were $1.5 million.

The weighted-average interest rate of total borrowings for each of the years ended June 30, 2015 and 2014 was 1.8%. The weighted-average of total borrowings for the fiscal years ended June 30, 2015 and 2014 was $210.0 million and $222.6 million, respectively.

The Company has a line of credit facility with a Singapore bank which permits maximum borrowings in the local currency of approximately $0.3 million for the fiscal years ended June 30, 2015 and 2014. Borrowings are payable upon demand with interest charged at the rate of 1.00% above the bank’s prevailing prime lending rate. The interest rate was 5.25% at June 30, 2015 and June 30, 2014. At June 30, 2015 and 2014, there were no outstanding borrowings under this facility.

There are no interim maturities or minimum payment requirements related to the credit facilities before their respective expiration dates. Interest and commitment fees paid during the fiscal year ended June 30, 2015, 2014 and 2013 were $4.0 million and $4.2 million and $1.1 million, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of June 30, 2015 were as follows ($000):

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	-	-	20,000
Year 4	5,000	-	108,500	113,500
Year 5	-	-	-	-
Thereafter	-	2,457	-	2,457
Total	$65,000	$2,457	$108,500	$175,957

Note 7.	Income Taxes

The components of income (loss) before income taxes were as follows:

Year Ended June 30,	2015	2014	2013
($000)
U.S. income (loss)	$(5,326)	$(2,863)	$19,253
Non-U.S. income	84,438	48,504	58,233
Total Earnings Before Tax	$79,112	$45,641	$77,486

The components of income tax expense (benefit) from continuing operations were as follows:

Year Ended June 30,	2015	2014	2013
($000)
Current:
Federal	$(146)	$(1,067)	$2,759
State	86	152	68
Foreign	16,978	12,675	13,977
Total Current	$16,918	$11,760	$16,804
Deferred:
Federal	$(2,762)	$(16)	$1,721
State	(251)	148	113
Foreign	(768)	(4,567)	128
Total Deferred	$(3,781)	$(4,435)	$1,962
Total Income Tax Expense	$13,137	$7,325	$18,766

Principal items comprising deferred income taxes were as follows:

June 30,	2015	2014
($000)
Deferred income tax assets
Inventory capitalization	$6,614	$5,402
Non-deductible accruals	1,902	1,926
Accrued employee benefits	10,297	9,226
Net-operating loss and credit carryforwards	22,232	21,976
Share-based compensation expense	13,222	16,005
Other	1,468	577
Valuation allowances	(2,713)	(2,212)
Total deferred income tax assets	$53,022	$52,900
Deferred income tax liabilities
Tax over book accumulated depreciation	$(15,937)	$(17,625)
Intangible assets	(25,132)	(25,505)
Tax on unremitted earnings	(1,753)	(714)
Other	(2,520)	(2,072)
Total deferred income tax liabilities	$(45,342)	$(45,916)
Net deferred income taxes	$7,680	$6,984

The reconciliation of income tax expense at the statutory federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2015	%	2014	%	2013	%
($000)
Taxes at statutory rate	$27,689	35	$15,974	35	$27,120	35
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(196)	-	254	1	168	-
Taxes on non U.S. earnings	(11,687)	(15)	(6,672)	(15)	(6,991)	(9)
Settlement of unrecognized tax benefits	-	-	-	-	-	-
Research and manufacturing incentive deductions	(2,573)	(3)	(2,190)	(5)	(1,458)	(2)
Other	(96)	-	(41)	-	(73)	-
	$13,137	17	$7,325	16	$18,766	24

During the fiscal years ended June 30, 2015, 2014, and 2013, net cash paid by the Company for income taxes was $13.0 million, $17.2 million, and $11.9 million, respectively.

Our foreign subsidiaries in the Philippines operate under various tax holiday arrangements.  The benefits of such arrangements phase out through the fiscal year ended June 30, 2019.  The impact of the tax holidays on our effective rate is a reduction in the rate of 0.22%, 0.12% and 0.07% for the fiscal years ended June 30, 2015, 2014 and 2013 respectively.

The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided was approximately $419 million at June 30, 2015. If the earnings of such foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $83 million would have been required as of June 30, 2015. It is the Company’s intention to permanently reinvest substantially all of its undistributed earnings of its foreign subsidiaries; therefore, no provision has been made for future income taxes on the undistributed earnings of the majority of foreign subsidiaries, as they are considered indefinitely reinvested. The Company has provided a deferred tax liability for future income taxes on the earnings of certain foreign subsidiaries as these earnings are planned to be repatriated.

The sources of differences resulting in deferred income tax expense (benefit) from continuing operations and the related tax effect of each were as follows:

Year Ended June 30,	2015	2014	2013
($000)
Depreciation and amortization	$(1,844)	$(3,581)	$(2,825)
Inventory capitalization	(1,273)	646	84
Net operating loss and credit carryforwards net of valuation allowances	418	533	4,786
Share-based compensation expense	(1,029)	(984)	(3,487)
Other	(53)	(1,049)	3,404
	$(3,781)	$(4,435)	$1,962

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2015:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$6,179	June 2019-June 2035
Foreign tax credits	2,396	June 2024-June 2025
State tax credits	2,918	June 2016-June 2034
Operating loss carryforwards:
Loss carryforwards – federal	$24,766	June 2027-June 2029
Loss carryforwards – state	22,554	June 2017-June 2035
Loss carryforwards – foreign	9,146	June 2016-June 2024

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

Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
($000)
Balance at Beginning of Year	$2,775	$3,181	$2,850
Increases in current year tax positions	2,450	298	338
Increases in prior year tax positions	203	2	-
Decreases in prior year tax positions	-	-	(7)
Settlements	-	-	-
Expiration of statute of limitations	(1,406)	(706)	-
Balance at End of Year	$4,022	$2,775	$3,181

The Company classifies all estimated and actual interest and penalties as income tax expense. During the fiscal year 2015, there was a benefit of $0.1 million of interest and penalties within tax expense. There was no interest and penalties within income tax expense for fiscal year 2014. During the fiscal years ended June 30, 2013, the Company recognized $0.1 million of expense for interest and penalties within income tax expense. The Company had $0.1 million, $0.2 million, and $0.2 million of interest and penalties accrued at June 30, 2015, 2014, and 2013, respectively. The increase in the Company’s current year tax positions are the result of certain unrecognized tax benefits associated with transfer pricing. The Company has classified the uncertain tax positions as non-current income tax liabilities as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate was approximately $3.6 million and $2.8 million at June 30, 2015 and 2014, respectively. The Company expects a decrease of $0.7 million of unrecognized tax benefits during the next twelve months due to the expiration of statutes of limitation.

Fiscal years 2012 to 2015 remain open to examination by the Internal Revenue Service, fiscal years 2011 to 2015 remain open to examination by certain state jurisdictions, and fiscal years 2008 to 2015 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal years 2011 and 2012 California state income tax returns are currently under examination by the

State of California’s Franchise Tax Board. The Company’s fiscal years 2012 and 2013 German income tax returns are currently under examination.

Note 8.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted-average shares issuable upon the exercise of stock options that were not included in the calculation were 576,000, 507,000 and 470,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, because they were anti-dilutive.

Year Ended June 30,	2015	2014	2013
($000 except per share)
Earnings from continuing operations	$65,975	$38,316	$57,602
Earnings (loss) from discontinued operation	-	133	(6,789)
Net earnings from continuing operations	$65,975	$38,449	$50,813
Divided by:
Weighted average shares	61,219	62,248	62,411

Basic earnings (loss) per common share:
Continuing operations	$1.08	$0.62	$0.92
Discontinued operation	$-	$-	$(0.11)
Consolidated	$1.08	$0.62	$0.81

Earnings from continuing operations	$65,975	$38,316	$57,602
Earnings (loss) from discontinued operation	-	133	(6,789)
Net earnings from continuing operations	$65,975	$38,449	$50,813
Divided by:
Weighted average shares	61,219	62,248	62,411
Dilutive effect of common stock equivalents	1,367	1,438	1,473
Diluted weighted average common shares	62,586	63,686	63,884

Diluted earnings (loss) per common share:
Continuing operations	$1.05	$0.60	$0.90
Discontinued operation	$-	$-	$(0.11)
Consolidated	$1.05	$0.60	$0.80

Note 9.	Operating Leases

The Company leases certain property under operating leases that expire at various dates. Future rental commitments applicable to the operating leases at June 30, 2015 are as follows:

Year Ending June 30,
($000)
2016	$12,875
2017	9,500
2018	6,275
2019	3,449
2020	3,065
Thereafter	16,649

Rent expense was approximately $15.0 million, $13.6 million, and $9.8 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Note 10.	Share-Based Compensation Plans

The Company’s Board of Directors adopted the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders at the Annual Meeting in November 2014. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan is limited to 4,900,000 shares of Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee. As of June 30, 2015, there were approximately 3,502,571 shares available to be issued under the Plan, including forfeited shares from predecessor plans.

The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of the grant-date fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows ($000):

Year Ended June 30,	2015	2014	2013
Stock Options and Cash-Based Stock Appreciation Rights	$5,158	$5,818	$5,046
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	5,182	4,868	4,411
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,649	2,311	3,200
	$12,989	$12,997	$12,657

The share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense in the Consolidated Statements of Earnings, based on the employee classification of the grantees. Share-based compensation expense associated with liability awards was $1.6 million in fiscal year 2015 and $0.7 million in fiscal years 2014 and 2013, respectively.

Stock Options and Cash-Based Stock Appreciation Rights:

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option expense. During the fiscal years ended June 30, 2015, 2014 and 2013, the weighted-average fair value of options granted under the stock option plan was $5.76, $8.21 and $8.37, respectively, per option using the following assumptions:

Year Ended June 30,	2015	2014	2013
Risk-free interest rate	1.71%	1.71%	0.98%
Expected volatility	41%	47%	49%
Expected life of options	5.94 years	5.56 years	5.66 years
Dividend yield	None	None	None

The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no current intention to pay cash dividends in the future. The estimated annualized forfeitures are based on the Company’s historical experience of option pre-vesting cancellations and are estimated at a rate of 17%. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.

Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2015 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Rights	Exercise Price
Outstanding - July 1, 2014	4,704,554	$16.37	108,718	$18.28
Granted	648,540	$14.03	63,550	$14.19
Exercised	(498,250)	$10.41	(136)	$14.03
Forfeited and Expired	(290,020)	$18.72	(4,960)	$16.28
Outstanding - June 30, 2015	4,564,824	$16.54	167,172	$16.80
Exercisable - June 30, 2015	2,899,994	$16.42	31,672	$18.50

As of June 30, 2015, 2014 and 2013, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $14.3 million, $5.2 million and $9.7 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended June 30, 2015, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2015, 2014, and 2013 was $2.9 million, $3.1 million, and $2.9 million, respectively. As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights was $7.7 million. This cost is expected to be recognized over a weighted-average period of approximately three years. Outstanding and exercisable stock options at June 30, 2015 were as follows:

	Stock Options and Cash-Based Stock			Stock Options and Cash-Based Stock
	Appreciation Rights Outstanding			Appreciation Rights Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average Remaining	Average	Number of	Average Remaining	Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$8.80 - $13.23	933,284	2.97	$11.27	932,670	2.97	$11.27
$13.34 - $20.26	3,211,940	6.79	$16.81	1,434,334	5.17	$17.03
$20.47 - $27.18	586,772	3.38	$23.51	564,662	3.27	$23.49
	4,731,996	5.51	$16.55	2,931,666	4.07	$16.44

Restricted Share Awards and Cash-Based Restricted Share Unit Awards:

Restricted share awards and cash-based restricted share unit awards compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards) or the stock price at the period end date (for cash-based restricted share unit awards), and is being recognized over the vesting period. Generally, the restricted share awards and restricted share unit awards have a three year cliff-vesting provision and an estimated forfeiture rate of 10.3%.

Restricted share and cash-based restricted share unit activity during the fiscal year ended June 30, 2015, was as follows:

	Restricted Share Awards		Cash-Based Restricted Share Units
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Units	Grant Date Fair Value
Nonvested - June 30, 2014	784,035	$17.66	64,310	$17.72
Granted	323,365	$16.28	41,585	$14.74
Vested	(273,125)	$18.09	(415)	$18.93
Forfeited	(43,265)	$17.69	(6,485)	$16.13
Nonvested - June 30, 2015	791,010	$16.94	98,995	$16.57

As of June 30, 2015, total unrecognized compensation cost related to non-vested restricted share and cash-based restricted share unit awards was $5.8 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the date of grant and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the period-end date and is being recognized over the vesting period. The total fair value of the restricted share and cash-based restricted share unit awards granted during the years ended June 30, 2015, 2014 and 2013, was $5.9 million, $4.5 million and $7.0 million, respectively. The total fair value of restricted shares vested was $5.1 million, $3.8 million and $0.7 million during fiscal years 2015, 2014 and 2013, respectively.

Performance Share Awards and Cash-Based Performance Share Unit Awards:

The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share awards and performance share unit awards under the Plan. As of June 30, 2015, the Company had outstanding grants covering performance periods ranging from 24 to 48 months. These awards are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These awards are payable only if the Company achieves specified levels of financial performance during the performance periods.

The performance share compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based performance share unit compensation expense was calculated based on the number of shares expected to be earned multiplied by the stock price at the period-end date, and is being recognized over the vesting period. Performance share and cash-based performance share unit award activity relating to the plan during the year ended June 30, 2015, was as follows:

	Performance Share Awards		Cash-Based Performance Share Units
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Units	Grant Date Fair Value
Nonvested - June 30, 2014	332,180	$18.46	99,144	$18.94
Granted	152,226	$13.99	8,709	$13.99
Vested	(73,631)	$18.93	(1,663)	$18.93
Forfeited	(103,330)	$18.88	(4,756)	$18.93
Nonvested - June 30, 2015	307,445	$15.99	101,434	$18.52

As of June 30, 2015, total unrecognized compensation cost related to non-vested performance share and cash-based performance share unit awards was $2.6 million. This cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of the performance share and cash-based performance share unit awards granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $2.3 million, $2.1 million and $5.9 million, respectively. The total fair value of performance shares vested during the fiscal years ended June 30, 2015, 2014 and 2013 was $1.6 million, $1.3 million and $2.6 million, respectively.

Note 11.	Segment and Geographic Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

Effective July 1, 2014, the Company realigned its reportable segments from five to three reporting segments to increase focus on end markets and customers, better align the Company’s businesses and technical processes, improve the line of sight on profitability and cash usage and streamline communications. The Company reports its financial results in the following three segments: (i) II-VI Laser Solutions, (ii) II-VI Photonics, and (iii) II-VI Performance Products, and the Company’s chief operating decision maker receives and reviews financial information based on these segments.  The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The Company has the following reportable segments at June 30, 2015, which are the Company’s operating segments: (i) II-VI Laser Solutions, which consists of the Company’s infrared optics and material products businesses, II-VI HIGHYAG, the semiconductor laser portion of the former Active Optical Products segment, and smaller units of high-power laser technology from the former Near-Infrared Optics segment and certain remaining corporate activities (primarily corporate assets and capital expenditures); (ii) II-VI Photonics, which consists of the former Near-Infrared Optics segment and the pump laser and optical amplifier businesses of the former Active Optical Products segment; and (iii) II-VI Performance Products, which contains the former Military & Materials and Advanced Products Group segments.

The II-VI Laser Solutions segment is located in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy, South Korea and the Philippines. II-VI Laser Solutions is directed by the President of II-VI Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers. II-VI Laser Solutions also manufactures fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names.

The II-VI Photonics segment is located in the U.S., China, Vietnam, Australia, Germany, Japan, the U.K., Italy and Hong Kong. II-VI Photonics is directed by the President of II-VI Photonics and is further divided into production and administrative units that are directed by managers. II-VI Photonics manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications.  In addition, the segment also manufactures pump lasers, and optical amplifiers and micro-optics for optical amplifiers for both terrestrial and submarine applications within the optical communications market.

The II-VI Performance Products segment is located in the U.S., Vietnam, Japan, China, Germany and the Philippines. II-VI Performance Products is directed by a Corporate Executive Vice President, while each geographic location is directed by a general manager. II-VI Performance Products is further divided into production and administrative units that are directed by managers. II-VI Performance Products designs, manufactures and markets infrared optical components and high-precision optical assemblies for military, medical and commercial laser imaging applications.  In addition, the segment designs, manufactures and markets unique engineered materials for thermo-electric and silicon carbide applications servicing the semiconductor, military and medical markets.

The Company completed the discontinuance of its tellurium product line by exiting all business activities associated with this product in December 2013. This product line was previously serviced by II-VI Performance Metals and was included as part of the II-VI Performance Products segment. Segment information for all periods presented has been adjusted to properly reflect the tellurium product as a discontinued operation.

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

The following tables summarize selected financial information of the Company’s operations by segment:

	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
($000)
2015
Revenues	$287,881	$260,825	$193,255	$-	$741,961
Inter-segment revenues	21,021	13,210	9,325	(43,556)	-
Operating income	55,039	7,208	14,552	-	76,799
Interest expense	-	-	-	-	(3,863)
Other income, net	-	-	-	-	6,176
Income taxes	-	-	-	-	(13,137)
Net earnings	-	-	-	-	65,975
Depreciation and amortization	14,127	21,073	17,883	-	53,083
Expenditures for property, plant and equipment	27,349	11,324	13,640	-	52,313
Segment assets	330,308	450,763	277,093	-	1,058,164
Equity investment	-	-	11,914	-	11,914
Goodwill	43,578	99,426	52,890	-	195,894

	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
($000)
2014
Revenues	$254,342	$216,493	$212,426	$-	$683,261
Inter-segment revenues	9,825	9,533	12,000	(31,358)	-
Operating income (loss)	24,457	(113)	22,142	-	46,486
Interest expense	-	-	-	-	(4,479)
Other income, net	-	-	-	-	3,634
Income taxes	-	-	-	-	(7,325)
Earnings from discontinued operation	-	-	-	-	133
Net earnings	-	-	-	-	38,449
Depreciation and amortization	15,018	20,123	17,957	-	53,098
Expenditures for property, plant and equipment	11,797	8,359	9,064	-	29,220
Segment assets	312,281	468,055	291,590	-	1,071,926
Equity investment	-	-	11,589	-	11,589
Goodwill	44,041	99,214	52,890	-	196,145

	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
($000)
2013
Revenues	$217,604	$141,319	$192,152	$-	$551,075
Inter-segment revenues	5,671	3,950	9,458	(19,079)	-
Operating income	53,963	15,037	2,491	-	71,491
Interest expense	-	-	-	-	(1,160)
Other income, net	-	-	-	-	7,155
Income taxes	-	-	-	-	(18,766)
Loss from discontinued operation	-	-	-	-	(6,789)
Net earnings	-	-	-	-	51,931
Depreciation and amortization	8,554	17,181	15,057	-	40,792
Expenditures for property, plant and equipment	6,536	8,849	9,820	-	25,205

Geographic information for revenues from the country of origin, and long-lived assets from the country of origin, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows:

	Revenues
Year-Ended June 30,	2015	2014	2013
($000)
United States	$241,974	$263,493	$251,735
Non-United States
China	140,586	114,247	123,306
Hong Kong	109,428	54,602	-
Germany	77,524	69,983	59,628
Switzerland	56,940	70,260	10,268
Japan	52,864	38,110	29,462
Vietnam	24,307	23,141	29,425
Philippines	11,334	14,959	17,400
Italy	9,313	8,897	7,593
United Kingdom	7,749	7,148	6,865
Belgium	5,731	6,578	5,821
Singapore	3,897	8,273	6,280
Australia	314	3,570	3,292
Total Non-United States	499,987	419,768	299,340
	$741,961	$683,261	$551,075

	Long-Lived Assets
June 30,	2015	2014	2013
($000)
United States	$102,171	$109,138	$110,337
Non-United States
China	46,794	45,667	43,139
Switzerland	26,384	22,524	5
Germany	15,790	16,129	2,107
Vietnam	7,985	9,107	10,081
Philippines	6,003	6,205	7,207
Hong Kong	2,476	5,111	-
Other	1,282	2,218	3,244
Total Non-United States	106,714	106,961	65,783
	$208,885	$216,099	$176,120

Note 12.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At June 30, 2015, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following tables provide a summary by level of the fair value of financial instruments that are measured on a recurring basis as of June 30, 2015 and 2014($000):

Fair Value Measurements at June 30, 2015 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$130	$-	$130	$-

Fair Value Measurements at June 30, 2014 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$54	$-	$54	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during fiscal years 2015 and 2014.

There were no Significant Unobservable Inputs (Level 3) during the fiscal year ended June 30, 2015.

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings are considered Level 2 among the fair value hierarchy and are variable interest rates and accordingly their carrying amounts approximate fair value.

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

The Company has recorded the fair market value of these contracts in the Company’s financial statements. These contracts had a total notional amount of $10.8 million and $7.4 million at June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015, these forward contracts had expiration dates ranging from July 2015 through October 2015, with Japanese Yen denominations individually between 250 million and 350 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP and records the change in the fair value of these contracts in Other expense (income), net in the Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in prepaid and other current assets in the Company’s Consolidated Balance Sheets. The change in the fair value of these contracts for the fiscal years ended June 30, 2015, 2014 and 2013 was insignificant.

Note 14.	Employee Benefit Plans

Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions accrued for the plan are made at the discretion of the Company’s board of directors and were $2.8 million, $2.5 million, and $2.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

The Company has an employee stock purchase plan available for employees who have completed six months of continuous employment with the Company. The employee may purchase the Company’s Common Stock at 5% below the prevailing market price. The amount of shares which may be bought by an employee during each fiscal year is limited to 10% of the employee’s base pay. This plan, as amended, limits the number of shares of Common Stock available for purchase to 1,600,000 shares. There were 514,031 and 543,234 shares of Common Stock available for purchase under the plan at June 30, 2015 and 2014, respectively.

Switzerland Defined Benefit Plan

In conjunction with the acquisition of Oclaro’s Switzerland-Based Semiconductor Laser Business, the Company assumed a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for year ended June 30, 2015 were $1.9 million. Expected employer contributions in fiscal year 2016 are $2.0 million.

The funded status of the Swiss Plan in the fiscal years ended June 30, 2015 and 2014 were as follows:

Year ended June 30,	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	39,390	$38,748
Service cost	2,791	3,375
Interest cost	744	812
Plan amendments	-	(1,661)
Participant contributions	965	1,110
Benefits (paid) received	(1,279)	(3,959)
Actuarial (gain) loss on obligation	1,520	(867)
Currency translation adjustment	(1,556)	1,832
Projected benefit obligation, end of period	$42,575	$39,390
Change in plan assets:
Plan assets at fair value, beginning of period	31,965	30,167
Actual return on plan assets	207	776
Employer contributions	1,914	2,253
Participant contributions	965	1,110
Benefits (paid) received	(1,279)	(3,959)
Currency translation adjustment	(1,263)	1,617
Plan assets at fair value, end of period	$32,509	$31,965
Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$2,129	$1,570
Other non-current liabilities:
Underfunded pension liability	$10,066	7,425
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$(2,244)	$1,443
Accumulated benefit obligation, end of period	$38,734	$35,581

Net periodic pension cost associated with the Swiss Plan included the following components:

Year ended June 30,	2015	2014
Service cost	2,791	$3,375
Interest cost	744	812
Expected return on plan assets	(1,106)	(1,338)
Net amortization	-	-
Net period pension cost	$2,429	$2,849

The projected and accumulated benefit obligations for the Swiss Plan were calculated as of June 30, 2015 and 2014 using the following assumptions:

Year ended June 30,	2015	2014
Discount rate	1.1%	2.0%
Salary increase rate	2.0%	2.0%
Expected return on plan assets	3.5%	3.5%
Expected average remaining working life (in years)	13.1	13.1

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

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. The Swiss Plan assets are measured at fair value and are classified within Level 2 of the fair value hierarchy. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk.

The Swiss Plan is legally separate from II-VI, as are the assets of the plan. As of June 30, 2015, the Swiss Plan’s asset allocation was as follows:

Year ended June 30,	2015	2014
Fixed income investments	22.0%	22.0%
Equity investments	52.0%	54.0%
Real estate	16.0%	14.0%
Cash	8.0%	8.0%
Alternative investments	2.0%	2.0%
	100.0%	100.0%

Estimated future benefit payments under the Swiss Plan are estimated to be as follows:

Year Ending June 30,
($000)
2016	$1,649
2017	2,129
2018	1,250
2019	3,429
2020	1,164
Next five years	14,259

II-VI Performance Metals Defined Benefit Plan

As a requirement of a collective bargaining agreement, II-VI Performance Metals maintains a defined benefit plan for substantially all of its employees. The plan provides for retirement benefits based on a certain percentage of the latest monthly salary of an employee per year of service. The pension liability was $0.6 million at June 30, 2015 and June 30, 2014. The Plan is an unfunded pension plan under which the Company makes payments directly to employees. As these payments are made directly by the Company, there are no separate assets utilized to fund this plan.

Other Employee Benefit Plans

The Company has no program for post-retirement health and welfare benefits.

The II-VI Incorporated Deferred Compensation Plan (the “Compensation Plan”) is designed to allow officers and key employees of the Company to defer receipt of compensation into a trust fund for retirement purposes. Under the Compensation Plan, as it is currently implemented by the Company, eligible participants can elect to defer up to 100% of certain discretionary incentive compensation and certain equity awards into the Compensation Plan. The Compensation Plan is a nonqualified, defined contribution employees’ retirement plan. At the Company’s discretion, the Compensation Plan may be funded by the Company making contributions based on compensation deferrals, matching contributions and discretionary contributions. Compensation deferrals will be based on an election by the participant to defer a percentage of compensation under the Compensation Plan. All assets in the Compensation Plan are subject to claims of the Company’s creditors until such amounts are paid to the Compensation Plan participants. Employees of the Company made contributions to the Compensation Plan in the amounts of approximately $0.7 million, $1.9 million, and $1.8 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. There were no employer contributions made to the Compensation Plan for the fiscal years ended June 30, 2015, 2014 and 2013.

Note 15.	Other Accrued Liabilities

The components of other accrued liabilities were as follows:

Year Ended June 30,	2015	2014
($000)
Deferred revenue	8,767	4,318
Warranty reserve	3,251	2,859
Acquisition holdbacks	$-	$10,000
Other accrued liabilities	12,558	14,344
	$24,576	$31,521

In June 2013, the Company received notice from the noncontrolling interest holder of II-VI HIGHYAG of its intention to exercise a put option. The value of the put option was calculated using a formulaic model based upon earnings before interest, income taxes, depreciation and amortization (EBITDA), revenue growth and other variables. The price for the 25.07% noncontrolling interest the Company did not already own was $7.6 million; in addition, a dividend of $1.0 million also was declared and was paid to the noncontrolling interest holder in fiscal year 2014. These amounts were paid in August 2013.

Changes in the carrying amount of the Company’s redeemable noncontrolling interest were as follows:

Year Ended June 30,	2015	2014	2013
($000)
Balance at Beginning of Year	$-	$-	$5,160
Net earnings attributable to redeemable noncontrolling interest	-	-	1,118
Other changes	-	-	(585)
Redemption value adjustment to redeemable noncontrolling interest	-	-	2,875
Reclassification of redeemable noncontrolling interest to Other accrued liabilities	-	-	(8,568)
Balance at End of Year	$-	$-	$-

The following table summarizes the change in the carrying value of the company’s warranty reserve included in Other Accrued Liabilities as of and for the year ended June 30, 2015.

Year Ended June 30,	2015
($000)
Balance-Beginning of Year	$2,859
Settlements during the period	(4,655)
Additional warranty liability recorded	5,047
Balance-End of Year	$3,251

Note 16.	Commitments and Contingencies

The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain penalty provisions for early termination. The Company does not believe that a significant amount of penalties are reasonably likely to be incurred under these commitments based upon historical experience and current expectation. Total future commitments are as follows:

Year Ending June 30,
($000)
2016	$13,062
2017	2,537
2018	2,537
2019	-
2020	-

Note 17.	Share Repurchase Programs

In February 2014 and May 2012, the Board of Directors authorized the Company to purchase up to $20 million and $25 million, respectively, of its Common Stock. The repurchase programs called for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. During the fiscal years ended June 30, 2014, 2013 and 2012, the Company purchased 1,333,355 shares, 1,141,022 shares and 301,716 shares of its Common Stock for $20.0 million, $20.0 million, and $5.0 million, respectively, under the repurchase programs.

In August 2014, the Board of Directors authorized the Company to purchase up to $50 million of its Common Stock. The repurchase program has no expiration and calls for shares to be purchased in the open market or in private transactions from time to time. Shares purchased by the Company will be retained as treasury stock and available for general corporate purposes. During the fiscal year ended June 30, 2015, the Company purchased 936,049 shares of its Common Stock for $12.7 million under this new repurchase program.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the years ended June 30, 2015, 2014, and 2013 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income
AOCI - June 30, 2012	$10,238	$-	$10,238
Other comprehensive income before reclassifications	5,362	-	5,362
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	5,362	-	5,362
AOCI - June 30, 2013	15,600	-	15,600
Other comprehensive income before reclassifications	2,363	1,443	3,806
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	2,363	1,443	3,806
AOCI - June 30, 2014	$17,963	$1,443	$19,406
Other comprehensive income before reclassifications	(8,497)	(2,244)	(10,741)
Amounts reclassified from AOCI	-	-	-
Net current-period other comprehensive income	(8,497)	(2,244)	(10,741)
AOCI - June 30, 2015	$9,466	$(801)	$8,665

Note 19.	Subsequent Events

On August 8, 2014, the Company’s Fuzhou manufacturing facility in the Fujian province of China was impacted by super typhoon Soudelor, as flood waters infiltrated certain manufacturing areas on the Company’s Fuzhou campus. The Fuzhou manufacturing facility primarily services II-VI Photop and II-VI Optical Communications in the II-VI Photonics segment. Almost all of the manufacturing activities have been restored and the Company is assessing damages and working with its insurance providers to determine the extent of the damages. As of the filing date of this Annual Report on Form 10-K, the Company is not able to estimate the financial consequences related to the flood.

Quarterly Financial Data (unaudited)

Fiscal Year 2015

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2014	2014	2015	2015
($000)
2015
Net revenues	$185,833	$176,736	$182,709	$196,683
Cost of goods sold	117,974	113,718	116,984	121,687
Internal research and development	12,943	12,845	12,874	12,598
Selling, general and administrative	35,520	33,642	35,192	39,185
Interest expense	1,204	1,038	844	777
Other expense (income) - net	1,682	(9,295)	1,534	(97)
Earnings before income taxes	16,510	24,788	15,281	22,533
Income taxes	4,208	2,692	773	5,464
Net Earnings	$12,302	$22,096	$14,508	$17,069

Basic earnings per share:	$0.20	$0.36	$0.24	$0.28

Diluted earnings per share:	$0.20	$0.35	$0.23	$0.27

Fiscal Year 2014

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2013	2013	2014	2014
($000)
2014
Net revenues	$150,020	$171,765	$173,555	$187,921
Cost of goods sold	93,709	118,371	118,865	125,600
Internal research and development	7,747	11,355	12,099	11,322
Selling, general and administrative	35,093	32,471	33,848	36,295
Interest expense	483	1,169	1,412	1,415
Other expense (income) - net	53	(1,125)	(1,694)	(868)
Earnings from continuing operations before income taxes	12,935	9,524	9,025	14,157
Income taxes	3,243	2,086	494	1,502
Earnings from continuing operations	9,692	7,438	8,531	12,655
Earnings (loss) from discontinued operations, net of income taxes	2	131	-	-
Net Earnings	$9,694	$7,569	$8,531	$12,655
Basic earnings per share:
Continuing operations	$0.16	$0.12	$0.14	$0.21
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.16	$0.12	$0.14	$0.21
Diluted earnings per share:
Continuing operations	$0.15	$0.12	$0.13	$0.20
Discontinued operation	$-	$-	$-	$-
Consolidated	$0.15	$0.12	$0.13	$0.20

SCHEDULE II

II-VI INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2015, 2014, 2013 AND

(IN THOUSANDS OF DOLLARS)

		Additions
	Balance at	Charged	Charged		Deduction		Balance
	Beginning	to	to Other		from		at End
	of Year	Expense	Accounts		Reserves		of Year
YEAR ENDED JUNE 30, 2015:
Allowance for doubtful accounts	$1,852	$(482)	$-		$(322)	(3)	$1,048
Warranty reserves	$2,859	$5,047	$-		$(4,655)		$3,251

YEAR ENDED JUNE 30, 2014:
Allowance for doubtful accounts	$1,479	$993	$-		$(620)	(3)	$1,852
Warranty reserves	$1,661	$1,868	$1,173	(1)	$(1,843)		$2,859

YEAR ENDED JUNE 30, 2013:
Allowance for doubtful accounts	$1,536	$(92)	$179	(2)	$(144)	(3)	$1,479
Warranty reserves	$1,247	$1,851	$-		$(1,437)		$1,661
(1)	Relates to the warranty reserve acquired from the acquisitions.
(2)	Primarily relates to allowance for doubtful accounts from the acquisitions.
(3)	Primarily relates to write-offs of accounts receivable.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s Chairman and Chief Executive Officer, and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended(the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s financial statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and other results of such systems. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2015, the Company’s internal controls over financial reporting were effective and provides reasonable assurance that the accompanying financial statements do not contain any material misstatement.

Report of the Registered Public Accounting Firm

The report of Ernst & Young LLP, an independent registered public accounting firm, with respect to our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the captions “Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth in the Company’s Proxy Statement.

Code of Ethics

The Company has adopted its Code of Business Conduct and Ethics for all of its employees and its Code of Ethics for Senior Financial Officers including the principal executive officer and principal financial officer. The Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers can be found on the Company’s Internet web site at www.ii-vi.com under “Investors Information – Corporate Governance Documents.” The Company will promptly disclose on its web site (i) any amendments or waivers with respect to a director’s or executive officer’s compliance with the Code of Business Conducts and Ethics and (ii) any amendments or waivers with respect to any provision of the Code of Ethics for Senior Financial Officers. Any person may also obtain a copy of the Code of Business Conduct and Ethics and/or the Code of Ethics for Senior Financial Officer without charge by submitting their request to the Chief Financial Officer and Treasurer of II-VI Incorporated, 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056 or by calling (724) 352-4455.

The web site and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation in Fiscal Year 2015,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the captions “Equity Compensation Plan Information” and “Security Owners of Certain Beneficial Owners and Management”  in the Company’s Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Independence and Corporate Governance Policies” in the Company’s Proxy Statement.

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

(2) Schedules

Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2015 is set forth under Item 8 of this Annual Report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit No.	Description	Location
2.01	Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V. and Oclaro Technology Limited	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
2.02	Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated and Oclaro Technology Limited	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 11, 2013.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2014.
10.01

Second Amended and Restated Credit Agreement, dated as of September 10, 2013, by and among II-VI Incorporated, each of the Guarantors party thereto, each of the Lenders party thereto, and PNC Bank, National Association, as administrative agent ($225,000,000 Revolving Credit Facility and $100,000,000 Term Loan Facility)

Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
10.02

Credit Agreement, dated as of January 31, 2012, by and among II-VI Japan Incorporated, each of the Guarantors party thereto, PNC Bank, National Association, the other Banks party thereto, and PNC Bank, National Association, in its capacity as agent for the Banks thereunder (500,000,000 Yen Revolving Credit Facility)

Filed herewith.
10.03	Amended and Restated Employment Agreement, dated September 19, 2008, by and between II-VI and Francis J. Kramer*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.
10.04	Amended and Restated Employment Agreement, dated September 19, 2008, by and between II-VI and Vincent D. Mattera, Jr.*	Incorporated herein by reference to Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.
10.05	Employment Agreement, dated March 6, 2014, by and between II-VI Incorporated and Mary Jane Raymond*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2014.
10.06	Consulting Agreement, dated June 10, 2015, by and between II-VI Incorporated and James Martinelli*	Filed herewith.
10.07	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa*	Filed herewith.
10.08	Employment Agreement, dated November 10, 2008, by and between II-VI Incorporated and David G. Wagner*	Filed herewith.
10.09	Form of Employment Agreement*	Incorporated herein by reference to Exhibit 10.16 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.10	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference to Exhibit 10.15 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.11	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).

10.12	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 1996.
10.13	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.14	Description of Bonus Incentive Plan*	Incorporated herein by reference to Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.15	Description of Discretionary Incentive Plan (now known as the Goal/ Results Incentive Program)*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.
10.16	Description of Management-By-Objective Plan*	Incorporated herein by reference to Exhibit 10.09 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1993.
10.17	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)*	Filed herewith.
10.18	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)*	Filed herewith.
10.19	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.20	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 25, 2009.
10.21	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.22	Form of Restricted Share Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.28 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.23	Form of Performance Share Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.29 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.24	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.25	Form of Performance Unit Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.31 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2012.

10.26	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.32 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2012.
10.27	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Registration Statement on Form S-8 (File No. 333-199855) filed on November 4, 2014.
10.28	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.29	Form of Restricted Share Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.31 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.30	Form of Performance Share Award Agreement (Consolidated Revenue) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.32 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.31	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.33 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.32	Form of Performance Unit Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.34 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.33	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.35 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.34	Form of Performance Share Award Agreement (Total Shareholder Return) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.38 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2014.
10.35	Form of Performance Unit Award Agreement (Total Shareholder Return) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.39 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2014.
10.36	Form of Performance Share Award Agreement (Cash Flow From Operations) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Filed herewith.
10.37	Form of Performance Unit Award Agreement (Cash Flow From Operations) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Filed herewith.
21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.
23.01	Consent of Ernst & Young LLP	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED

Date: August 28, 2015	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 28, 2015	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer and Director
Principal Financial and Accounting Officer:

Date: August 28, 2015	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

Date: August 28, 2015	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 28, 2015	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date: August 28, 2015	By:	/s/ Thomas E. Mistler
Thomas E. Mistler
Director

Date: August 28, 2015	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 28, 2015	By:	/s/ Peter W. Sognefest
Peter W. Sognefest
Director

Date: August 28, 2015	By:	/s/ Howard H. Xia
Howard H. Xia
Director

Date: August 28, 2015	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr.
President and Chief Operating Officer and Director

Date: August 28, 2015	By:	/s/ William Schromm
William Schromm
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.01	Share and Asset Purchase Agreement dated as of September 12, 2013, between II-VI Holdings B.V. and Oclaro Technology Limited	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
2.02	Asset Purchase Agreement dated as of October 10, 2013, between II-VI Incorporated and Oclaro Technology Limited	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on October 11, 2013.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Amended and Restated By-Laws of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2014.
10.01

Second Amended and Restated Credit Agreement, dated as of September 10, 2013, by and among II-VI Incorporated, each of the Guarantors party thereto, each of the Lenders party thereto, and PNC Bank, National Association, as administrative agent ($225,000,000 Revolving Credit Facility and $100,000,000 Term Loan Facility)

Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 12, 2013.
10.02

Credit Agreement, dated as of January 31, 2012, by and among II-VI Japan Incorporated, each of the Guarantors party thereto, PNC Bank, National Association, the other Banks party thereto, and PNC Bank, National Association, in its capacity as agent for the Banks thereunder (500,000,000 Yen Revolving Credit Facility)

Filed herewith.
10.03	Amended and Restated Employment Agreement, dated September 19, 2008, by and between II-VI and Francis J. Kramer*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.
10.04	Amended and Restated Employment Agreement, dated September 19, 2008, by and between II-VI and Vincent D. Mattera, Jr.*	Incorporated herein by reference to Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2008.
10.05	Employment Agreement, dated March 6, 2014, by and between II-VI Incorporated and Mary Jane Raymond*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2014.
10.06	Consulting Agreement, dated June 10, 2015, by and between II-VI Incorporated and James Martinelli*	Filed herewith.
10.07	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa*	Filed herewith.
10.08	Employment Agreement, dated November 10, 2008, by and between II-VI Incorporated and David G. Wagner*	Filed herewith.
10.09	Form of Employment Agreement*	Incorporated herein by reference to Exhibit 10.16 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.10	Form of Representative Agreement between II-VI and its foreign representatives	Incorporated herein by reference to Exhibit 10.15 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.11	II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).

10.12	First Amendment to the II-VI Incorporated Amended and Restated Employees’ Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 1996.
10.13	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.14	Description of Bonus Incentive Plan*	Incorporated herein by reference to Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.15	Description of Discretionary Incentive Plan (now known as the Goal/ Results Incentive Program)*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.
10.16	Description of Management-By-Objective Plan*	Incorporated herein by reference to Exhibit 10.09 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1993.
10.17	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)*	Filed herewith.
10.18	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)*	Filed herewith.
10.19	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.20	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 25, 2009.
10.21	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.22	Form of Restricted Share Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.28 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.23	Form of Performance Share Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.29 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.24	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.25	Form of Performance Unit Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.31 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2012.

10.26	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.32 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended March 31, 2012.
10.27	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Registration Statement on Form S-8 (File No. 333-199855) filed on November 4, 2014.
10.28	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.29	Form of Restricted Share Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.31 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.30	Form of Performance Share Award Agreement (Consolidated Revenue) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.32 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.31	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.33 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.32	Form of Performance Unit Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.34 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.33	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.35 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.
10.34	Form of Performance Share Award Agreement (Total Shareholder Return) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.38 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2014.
10.35	Form of Performance Unit Award Agreement (Total Shareholder Return) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.39 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2014.
10.36	Form of Performance Share Award Agreement (Cash Flow From Operations) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Filed herewith.
10.37	Form of Performance Unit Award Agreement (Cash Flow From Operations) under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Filed herewith.
21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.
23.01	Consent of Ernst & Young LLP	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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