Form 10-Q
period 2015-09-30
II-VI INC
filed 2015-11-06
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

At November 2, 2015, 61,138,290 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2015	2015
Assets
Current Assets
Cash and cash equivalents	$163,779	$173,634
Accounts receivable - less allowance for doubtful accounts of $1,271 at September 30, 2015 and $1,048 at June 30, 2015	133,305	140,772
Inventories	167,266	164,388
Deferred income taxes	13,141	13,260
Prepaid and refundable income taxes	7,532	6,881
Prepaid and other current assets	12,130	14,033
Total Current Assets	497,153	512,968
Property, plant & equipment, net	201,001	203,812
Goodwill	194,594	195,894
Other intangible assets, net	119,097	122,462
Investment	12,178	11,914
Deferred income taxes	1,013	2,210
Other assets	8,990	8,904
Total Assets	$1,034,026	$1,058,164

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	39,357	45,275
Accrued compensation and benefits	31,485	39,310
Accrued income taxes payable	10,376	9,310
Deferred income taxes	659	685
Other accrued liabilities	22,921	24,576
Total Current Liabilities	124,798	139,156
Long-term debt	142,493	155,957
Deferred income taxes	5,565	7,105
Other liabilities	26,409	26,865
Total Liabilities	299,265	329,083
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 72,153,590 shares at September 30, 2015; 71,779,704 shares at June 30, 2015	231,369	226,609
Accumulated other comprehensive income	550	8,665
Retained earnings	604,516	587,302
	836,435	822,576
Treasury stock, at cost - 11,052,754 shares at September 30, 2015 and 10,565,209 shares at June 30, 2015	(101,674)	(93,495)
Total Shareholders' Equity	734,761	729,081
Total Liabilities and Shareholders' Equity	$1,034,026	$1,058,164

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2015	2014
Revenues
Domestic	$70,751	$61,981
International	118,456	123,852
Total Revenues	189,207	185,833

Costs, Expenses and Other Expense (Income)
Cost of goods sold	118,018	117,974
Internal research and development	13,151	12,943
Selling, general and administrative	36,310	35,520
Interest expense	649	1,204
Other expense (income), net	(1,057)	1,682
Total Costs, Expenses and Other Expense (Income)	167,071	169,323

Earnings Before Income Taxes	22,136	16,510

Income Taxes	4,922	4,208

Net Earnings	$17,214	$12,302

Basic Earnings Per Share:	$0.28	$0.20

Diluted Earnings Per Share:	$0.27	$0.20

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended
	September 30,
	2015	2014

Net earnings	$17,214	$12,302
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,151)	(2,675)
Pension adjustment, net of taxes of $10 and ($57) for the three months ended, respectively	36	(304)
Comprehensive income	$9,099	$9,323

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net earnings	$17,214	$12,302
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,345	10,511
Amortization	2,960	3,050
Share-based compensation expense	4,009	3,594
(Gain) Loss on foreign currency remeasurements and transactions	(712)	2,181
Earnings from equity investment	(264)	(267)
Deferred income taxes	(360)	1,979
Excess tax benefits from share-based compensation expense	(30)	-
Increase (decrease) in cash from changes in:
Accounts receivable	6,459	(30,686)
Inventories	(5,489)	(672)
Accounts payable	(5,073)	2,975
Income taxes	766	159
Other operating net assets	(7,646)	(4,270)
Net cash provided by operating activities	22,179	856
Cash Flows from Investing Activities
Additions to property, plant & equipment	(9,424)	(21,530)
Other investing activities	25	-
Net cash used in investing activities	(9,399)	(21,530)
Cash Flows from Financing Activities
Proceeds from borrowings	4,000	-
Payments on borrowings	(17,500)	(5,000)
Purchases of treasury stock	(5,884)	(5,093)
Proceeds from exercises of stock options	766	1,504
Other financing activities	(1,650)	(1,248)
Net cash used in financing activities	(20,268)	(9,837)
Effect of exchange rate changes on cash and cash equivalents	(2,367)	1,266
Net decrease in cash and cash equivalents	(9,855)	(29,245)
Cash and Cash Equivalents at Beginning of Period	173,634	174,660
Cash and Cash Equivalents at End of Period	$163,779	$145,415
Cash paid for interest	$657	$1,169
Cash paid for income taxes	$4,535	$4,440

Non cash transactions:
Purchases of treasury stock recorded in Other accrued liabilities	$400	$1,200

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance - June 30, 2015	71,780	$226,609	$8,665	$587,302	(10,565)	$(93,495)	$729,081
Shares issued under share-based compensation plans	360	766	-	-	-	-	766
Shares acquired in satisfaction of minimum tax withholding obligations	-	-	-	-	(94)	(1,680)	(1,680)
Net earnings	-	-	-	17,214	-	-	17,214
Purchases of treasury stock	-	-	-	-	(381)	(6,284)	(6,284)
Treasury stock under deferred compensation arrangements	13	215	-	-	(13)	(215)	-
Foreign currency translation adjustments	-	-	(8,151)	-	-	-	(8,151)
Share-based compensation expense	-	4,009	-	-	-	-	4,009
Pension adjustment, net of taxes of $10	-	-	36	-	-	-	36
Tax deficiency from share-based compensation expense	-	(230)	-	-	-	-	(230)
Balance - September 30, 2015	72,153	$231,369	$550	$604,516	(11,053)	$(101,674)	$734,761

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The consolidated results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2015 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Note 2.	Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new inventory measurement requirements will be effective for the Company’s 2018 fiscal year and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. Management is currently evaluating the available transition methods and the potential impact of adoption on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance does not address situations in which debt issuance costs do not have an associated debt liability or exceed the carrying amount of the associated debt liability. The update will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued, ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update will be effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The update allows for the use of either a full retrospective or a modified retrospective adoption approach. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (the first quarter of our fiscal year 2019). We have not yet selected a transition method and are currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard was effective for the Company in the first quarter of fiscal year 2016. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.

Note 3.	Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2015 and June 30, 2015 was $12.2 million and $11.9 million, respectively. During each of the three months ended September 30, 2015 and 2014, the Company’s pro-rata share of earnings from this investment was $0.3 million and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 4.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2015	2015
Raw materials	$68,811	$71,210
Work in progress	57,106	52,726
Finished goods	41,349	40,452
	$167,266	$164,388

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2015	2015
Land and land improvements	$4,568	$4,566
Buildings and improvements	91,060	91,171
Machinery and equipment	366,827	366,560
Construction in progress	22,164	17,749
	484,619	480,046
Less accumulated depreciation	(283,618)	(276,234)
	$201,001	$203,812

During fiscal year 2015, as part of the Company’s restructuring of its military related businesses in the Performance Products segment, the Company implemented a plan to sell one of its manufacturing facilities located in New Port Richey, Florida. The Company anticipates completing the sale within twelve months, has reclassified the carrying value of the land and building of approximately $1.2 million as assets held for sale and has included the carrying value in Prepaid and other current assets in the Condensed Consolidated Balance Sheets for the periods presented.

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2015
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$43,578	$99,426	$52,890	$195,894
Foreign currency translation	2	(1,302)	-	(1,300)
Balance-end of period	$43,580	$98,124	$52,890	$194,594

Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of September 30, 2015.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2015 and June 30, 2015 were as follows ($000):

	September 30, 2015			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$50,136	$(19,632)	$30,504	$50,520	$(18,838)	$31,682
Trademarks	15,732	(1,130)	14,602	15,869	(1,111)	14,758
Customer Lists	102,187	(28,303)	73,884	102,489	(26,583)	75,906
Other	1,572	(1,465)	107	1,572	(1,456)	116
Total	$169,627	$(50,530)	$119,097	$170,450	$(47,988)	$122,462

Amortization expense recorded on the Company’s intangible assets was $3.0 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 106 months. The customer lists are being amortized over a range of approximately 120 months to 240 months with a weighted average remaining life of approximately 138 months. The gross carrying amount of trademarks includes $14.2 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At September 30, 2015, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2016	$9,226
2017	11,607
2018	11,139
2019	10,706
2020	10,593

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2015	2015
Line of credit, interest at LIBOR, as defined, plus 1.25%	$100,000	$108,500
Term loan, interest at LIBOR, as defined, plus 1.25%	60,000	65,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,493	2,457
Total debt	162,493	175,957
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$142,493	$155,957

The Company’s Second Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of  September 10, 2018. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the

Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 10, 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.1 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2015 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $125.1 million and $116.6 million under its lines of credit as of September 30, 2015 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2015 and June 30, 2015, total outstanding letters of credit supported by these credit facilities were $1.5 million.

The weighted average interest rate of total borrowings was 1.5% and 1.9% for the three months ended September 30, 2015 and 2014, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of September 30, 2015 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	-	100,000	120,000
Year 4	-	-	-	-
Year 5	-	2,493	-	2,493
Total	$60,000	$2,493	$100,000	$162,493

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2015 and 2014 was 22.2% and 25.5%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2015 and June 30, 2015, the Company’s gross unrecognized income tax benefit was $4.5 million and $4.0 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at September 30, 2015 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $4.5 million and $4.0 million of gross unrecognized income tax benefit at September 30, 2015 and June 30, 2015, respectively, was immaterial. Fiscal years 2012 to 2015 remain open to examination by the United States Internal Revenue Service, fiscal years 2011 to 2015 remain open to examination by certain state jurisdictions, and fiscal years 2008 to 2015 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal year 2011 and 2012 California state income tax returns are currently under examination by the state of California’s Franchise Tax Board. The Company’s fiscal year 2012 and 2013 German income tax returns are currently under examination.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares not included in the calculation because they were anti-dilutive totaled approximately 232,000 and 877,000 for the three months ended September 30, 2015 and 2014, respectively ($000 except per share data):

	Three Months Ended
	September 30,
	2015	2014

Net earnings	$17,214	$12,302
Divided by:
Weighted average shares	61,223	61,508

Basic earnings per common share:	$0.28	$0.20

Net earnings	$17,214	$12,302
Divided by:
Weighted average shares	61,223	61,508
Dilutive effect of common stock equivalents	1,506	1,281
Diluted weighted average common shares	62,729	62,789

Diluted earnings per common share:	$0.27	$0.20

Note 10.	Segment Reporting

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

The II-VI Photonics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K., Italy and Hong Kong. II-VI Photonics is directed by the President of II-VI Photonics and is further divided into production and administrative units that are directed by managers. II-VI Photonics manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications.  In addition, the segment also manufactures pump lasers, and optical amplifiers and micro-optics for optical amplifiers for both terrestrial and submarine applications within the optical communications market.

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$71,583	$71,895	$45,729	$-	$189,207
Inter-segment revenues	4,530	3,031	2,395	(9,956)	-
Operating income	12,175	6,284	3,269	-	21,728
Interest expense	-	-	-	-	(649)
Other income (expense), net	-	-	-	-	1,057
Income taxes	-	-	-	-	(4,922)
Net earnings	-	-	-	-	17,214
Depreciation and amortization	3,704	5,093	4,508	-	13,305
Segment assets	331,159	429,764	273,103	-	1,034,026
Expenditures for property, plant and equipment	5,880	2,152	1,392	-	9,424
Investment	-	-	12,178	-	12,178
Goodwill	43,580	98,124	52,890	-	194,594

	Three Months Ended September 30, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$72,824	$63,613	$49,396	$-	$185,833
Inter-segment revenues	5,064	2,820	2,228	(10,112)	-
Operating income	12,923	2,072	4,401	-	19,396
Interest expense	-	-	-	-	(1,204)
Other income (expense), net	-	-	-	-	(1,682)
Income taxes	-	-	-	-	(4,208)
Net earnings	-	-	-	-	12,302
Depreciation and amortization	3,533	5,522	4,506	-	13,561
Expenditures for property, plant and equipment	16,066	2,893	2,571	-	21,530

Note 11.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders at the Annual Meeting in November 2014. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 4,900,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that many be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2015	2014
Stock Options and Cash-Based Stock Appreciation Rights	$2,386	$2,119
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,231	1,096
Performance Share Awards and Cash-Based Performance Share Unit Awards	248	410
	$3,865	$3,625

Note 12.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2015, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was immaterial for the three months ended September 30, 2015.

The Company had Level 2 foreign currency forward contract liabilities of $195,000 as of September 30, 2015 and assets of $130,000 as of June 30, 2015, respectively.

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2015.

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

The Company has recorded the fair market value of these contracts in the Company’s condensed consolidated financial statements. These contracts had a total notional amount of $11.2 million and $10.8 million at September 30, 2015 and June 30, 2015, respectively. As of September 30, 2015, these forward contracts had expiration dates ranging from October 2015 through January 2016, with Japanese Yen denominations individually ranging from 300 million Yen to 350 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for the three months ended September 30, 2015 and 2014 was insignificant.

Note 14.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Three Months Ended
September 30, 2015
Balance-beginning of period	$3,251
Payments made during the period	(917)
Additional warranty liability recorded during the period	961
Balance-end of period	$3,295

Note 15.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $7.2 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2015.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended
	September 30,
	2015	2014
Service cost	$683	$680
Interest cost	111	181
Expected return on plan assets	(280)	(270)
Net amortization	46	(361)
Net periodic pension costs	$560	$230

During the three months ended September 30, 2015, the Company contributed $0.5 million to the Swiss Plan.  The Company currently anticipates contributing an additional estimated amount of approximately $1.5 million to the Swiss Plan during the remainder of fiscal year 2016.

Note 16.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2015, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the three months ended September 30, 2015 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income
AOCI - June 30, 2015	$9,466	$(801)	$8,665
Other comprehensive income before reclassifications	(8,151)	-	(8,151)
Amounts reclassified from AOCI	-	36	36
Net current-period other comprehensive income	(8,151)	36	(8,115)
AOCI - September 30, 2015	$1,315	$(765)	$550

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations, the development and use of new technology, the timely release of new products and acceptance of such new products by the market, our ability to devise and execute strategies to respond to market conditions, the impact of acquisitions on our business and our ability to assimilate recently acquired businesses, the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments, adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, our ability to protect our intellectual property, governmental regulation, including that related to the environment, the impact of a data breach incident on our operations, supply chain issues, the actions of competitors, the purchasing patterns of customers and end-users, the occurrence of natural disasters and other catastrophic events outside of our control, and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2015.

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

Investors should also be aware that, while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws. Investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

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

The Company establishes an allowance for doubtful accounts based on historical experience and believes the collection of revenues, net of this reserve, is reasonably assured. The allowance for doubtful accounts is an estimate for potential non-collection of accounts receivable based on historical experience. The Company’s allowance for doubtful accounts balance at September 30, 2015 was approximately $1.3 million. The Company’s allowance for doubtful accounts reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

The Company records a warranty reserve as a charge against earnings based on a historical percentage of revenues utilizing actual returns over a period that approximates historical warranty experience. If actual returns in the future are not consistent with the historical data used to calculate these estimates, additional warranty reserves could be required. The Company’s warranty reserve balance at September 30, 2015 was approximately $3.3 million. The Company’s warranty reserve estimates have historically been proven to be materially correct based upon actual charges incurred.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
Bookings	$187.2		$181.7

		% of		% of
		Revenues		Revenues
Total Revenues	$189.2	100.0%	$185.8	100.0%
Cost of goods sold	118.0	62.4	118.0	63.5
Gross margin	71.2	37.6	67.8	36.5
Operating expenses:
Internal research and development	13.2	7.0	12.9	6.9
Selling, general and administrative	36.3	19.2	35.5	19.1
Interest and other, net	(0.5)	(0.3)	2.9	1.6
Earnings before income tax	22.2	11.7	16.5	8.9
Income taxes	5.0	2.6	4.2	2.3
Net Earnings	$17.2	9.1%	$12.3	6.6%

Diluted earnings per share:	$0.27		$0.20

Executive Summary

Net earnings for the three months ended September 30, 2015 were $17.2 million ($0.27 per-share diluted), compared to $12.3 million ($0.20 per-share diluted) for the same period last fiscal year.  The increase in net earnings for the three months ended September 30, 2015 compared to the same period last year was primarily the result of improved operational performance from the Company’s II-VI Photonics segment driven by the Chinese broadband program and the build out of undersea networks which resulted in increased revenues, realized operational synergies and cost saving initiatives from our prior fiscal year restructuring activities that positively impacted current operating margins. The Company also benefitted during the current fiscal quarter from favorable foreign currency gains of approximately $0.01 per-share diluted as the U.S. dollar strengthened against certain local foreign currencies of the Company.

Consolidated

Bookings. Bookings for the three months ended September 30, 2015 increased 3% to $187.2 million, compared to $181.7 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The increases in bookings were mostly attributable to increased demand for products used in the military, semiconductor and thermoelectric cooler markets in the II-VI Performance Products segment, which experienced higher bookings of $7.5 million. Specifically, the increase in bookings was driven by new blanket orders from one of the Company’s power and radio frequency (“RF”) customers in the silicon carbide (“SiC”) substrate business as well as a large production order in the Company’s military business with expected shipments to occur over the next several fiscal quarters. Somewhat offsetting these increased bookings were a $1.1 million decline in bookings for optical communication and life science products of the II-VI Photonics segment and a $0.9 million decline in bookings for optics and components used in CO2 fiber and direct diode laser systems of the II-VI Laser Solutions segment.

Revenues. Revenues for the three months ended September 30, 2015 increased 2% to $189.2 million compared to $185.8 million for the same period last fiscal year. The increase in revenues during the current three months ended compared to the same period last fiscal year was the result of the Chinese broadband initiative and the build out of undersea networks, which resulted in increased revenues from the Company’s II-VI Photonics segment.

Gross margin. Gross margin for the three months ended September 30, 2015 was $71.2 million or 37.6% of total revenues, compared to $67.8 million or 36.5% of total revenues for the same period last fiscal year. The increase in gross margin as a percentage of revenues for the current three months compared to the same period last fiscal year was primarily the result of increased revenues and operational improvements following the acquisitions of II-VI Laser Enterprise and II-VI Network Solutions. Product mix at II-VI Photonics shifted towards higher margin products relating to the undersea network build out and $0.7 million reduction in cost of goods sold relating to the receipt of the insurance proceeds from the prior year’s flooding contributed to the improvement in gross margin.

 Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2015 were $13.2 million, or 7.0% of revenues, compared to $12.9 million, or 6.9% of revenues, for the same period last fiscal year.  Research and development expense as a percentage of revenues was consistent with the same period last fiscal year, on a percentage of revenue basis. During the current quarter, the Company continued to make investments in new product development and process improvements across all of the Company’s business units.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2015 were $36.3 million or 19.2% of revenues, compared to $35.5 million, or 19.1% of revenues for the same period last fiscal year.  Selling, general, and administrative expenses during the current quarter were consistent with the same period last fiscal year, on a percentage of revenue basis.

Interest and other, net. Interest and other, net for the three months ended September 30, 2015 was income of $0.5 million, compared to $2.9 million of other expenses for the three months ended September 30, 2014.  Included in interest and other, net for the three months ended September 30, 2015 and 2014 were earnings from the Company’s equity investment in Fuxin, interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company sponsored deferred compensation plan and foreign currency gains and losses. The majority of the favorable change during the three months ended September 30, 2015 compared to the same period last fiscal year was due to unrealized gains on foreign currency transactions as well as lower levels of interest expense as the Company continues to pay down outstanding amounts under its existing Credit Facility.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2015 was 22.2%, compared to an effective tax rate from continuing operations of 25.5% for the same period last fiscal year. During the current year, the Company benefited from a lower world-wide income tax rate as a result of the mix of pre-tax income derived from lower foreign taxing jurisdictions. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

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

II- VI Laser Solutions (in millions)

	Three Months Ended		%
	September 30,		(Decrease)
	2015	2014
Bookings	$69.1	$70.0	(1%)
Revenues	$71.6	$72.8	(2%)
Operating income	$12.2	$12.9	(5%)

Bookings for the three months ended September 30, 2015 for II-VI Laser Solutions decreased 1% to $69.1 million, compared to $70.0 million for the same period last fiscal year.  The decreases in bookings compared to the same period last fiscal year were mostly attributable to a shortfall in demand for diamond based products and slowing laser utilization in the II-VI Infrared Optics division.

Revenues for the three months ended September 30, 2015 for II-VI Laser Solutions decreased 2% to $71.6 million, compared to revenues of $72.8 million for the same period last fiscal year.  The decrease in revenues for the current fiscal quarter compared to the same period last year was mostly attributable to the segment’s CO2 laser business, which has seen slowdown in laser utilization among the installed base.

Operating income for the three months ended September 30, 2015 for II-VI Laser Solutions decreased 5% to $12.2 million, compared to $12.9 million for the same period last fiscal year.  The decrease in operating income for the current fiscal quarter compared to the same period last year was a combination of lower revenues as well as higher share-based compensation expense allocation during the current fiscal quarter.

II- VI Photonics (in millions)

			%
	Three Months Ended		(Decrease)
	September 30,		Increase
	2015	2014
Bookings	$65.2	$66.3	(2%)
Revenues	$71.9	$63.6	13%
Operating income	$6.3	$2.1	200%

Bookings for the three months ended September 30, 2015 for II-VI Photonics decreased 2% to $65.2 million, compared to $66.3 million for the same period last fiscal year.  The decrease in bookings was primarily due to lower than usual book to bill orders received for the quarter due to temporarily lost production capacity as a result of the flooding in Fuzhou, China that occurred in August 2015 as the result of super typhoon Soudelor. The financial impact to operations was not material.

Revenues for the three months ended September 30, 2015 for II-VI Photonics increased 13% to $71.9 million, compared to $63.6 million for the same period last fiscal year.  The increase in revenues for the three months ended September 30, 2015 compared to the same period last fiscal year was mainly attributable to increased customer demand for optical components and modules for the new deployment of CATV optical networks, the launch of the China broadband program by the government to extend the FTTH (fiber to the home) deployment, 4G wireless deployment, and accelerated 5G wireless development.

Operating income for the three months ended September 30, 2015 for II-VI Photonics increased 200% to $6.3 million, compared to $2.1 million for the same period last fiscal year. The increase in operating income was mostly due to incremental margin realized on the $8.3 million increase in revenues as well as a $0.7 million reduction in cost of goods sold from the insurance proceeds received from the Fuzhou, China flood that occurred in early fiscal year 2015.

II-VI Performance Products (in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2015	2014
Bookings	$52.9	$45.4	17%
Revenues	$45.7	$49.4	(7%)
Operating income	$3.3	$4.4	(25%)

Bookings for the three months ended September 30, 2015 for II-VI Performance Products increased 17% to $52.9 million, compared to $45.4 million for the same period last fiscal year. The increase was driven by a new blanket order by one of the Company’s power and RF customers in the SiC substrate business as well as a new Department of Defense development contract to support the transition to the manufacture of larger SiC diameter substrates. Additionally, the segment received large production orders in the Company’s military business with shipments spread over several fiscal quarters.

Revenues for the three months ended September 30, 2015 for II-VI Performance Products decreased 7% to $45.7 million, compared to $49.4 million for the same period last fiscal year. The decrease in revenues was due to the customer order pull from the current period ended September 30, 2015 into the previous fiscal year ended June 30, 2015 in the personal comfort  business.

Operating income for the three months ended September 30, 2015 for II-VI Performance Products decreased 25% to $3.3 million, compared to $4.4 million for the same period last fiscal year. The decrease in operating income was primarily the result of the lower revenues realized in the current fiscal quarter compared to the same period fiscal last year.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and long-term borrowing. Other sources of cash include proceeds received from the exercises of stock options and sale of equity instruments. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows (in millions):

	Three Months Ended
	September 30,
	2015	2014

Net cash provided by operating activities	$22.2	$0.9
Additions to property, plant and equipment	(9.4)	(21.5)
Net payments on long-term borrowings	(13.5)	(5.0)
Purchases of treasury shares	(5.9)	(5.1)
Proceeds from exercises of stock options	0.8	1.5
Minimum tax withholding payments	(1.7)	(1.2)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	1.2

Net cash provided by operating activities:

Net cash provided by operating activities was $22.2 million for the three months ended September 30, 2015, compared to net cash provided by operating activities of $0.9 million for the same period last fiscal year.  The increase in cash provided by operating activities was due in part to higher levels of net earnings during the three months ended September 30, 2015, which increased $4.9 million from the same period last fiscal year.  In addition, working capital improvements, specifically in the area of accounts receivable, contributed to the increase in cash provided by operations. During December 2014, the Company finalized its settlement agreement relating to its acquisitions of II-VI Laser Enterprise and II-VI Network Solutions resulting in collection of certain accounts receivable and payment of certain accounts payable that were subject to the settlement negotiations that were outstanding as of September 30, 2014.

Net cash used in investing activities:

Net cash used in investing activities was $9.4 million for the three months ended September 30, 2015, compared to net cash used of $21.5 million for the same period last fiscal year. The net cash used in investing activities during the three months ended September 30, 2015 and 2014 consisted mostly of cash paid for capital expenditures. Included in the capital expenditures for the three months ended September 30, 2014 was $13.4 million related to the purchase of the Company’s manufacturing facility in Berlin, Germany.

Net cash used in financing activities:

Net cash used in financing activities was $20.3 million for the three months ended September 30, 2015, which was mostly composed of $13.5 million of net payments on borrowings, $5.9 million of treasury stock purchases and $1.7 million of minimum tax withholding payments on vesting of employees’ restricted and performance shares offset by $0.8 million of cash proceeds from stock option exercises. Net cash used in financing activities of $9.8 million for the same period last fiscal year was mostly composed of $5.0 million of repayments on borrowings, $5.1 million of treasury stock purchases and $1.2 million of minimum tax withholding payments on vesting of employee’s restricted and performance shares offset by $1.5 million of cash proceeds from stock option exercises.

The Company’s current Credit Facility provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of September 10, 2018. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five year term through September 10, 2018 and has an interest rate of LIBOR, as defined in the agreement, plus 0.75% to 1.75% based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.1 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2015 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $125.1 million and $116.6 million under its lines of credit as of September 30, 2015 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2015 and June 30, 2015, total outstanding letters of credit supported by the credit facilities were $1.5 million.

The weighted average interest rate of total borrowings under all credit facilities was 1.5% and 1.9% for the three months ended September 30, 2015 and 2014, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2015, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	September 30,	June 30,
	2015	2015

Cash and cash equivalents	$163.8	$173.6
Available borrowing capacity	125.1	116.6
Total debt obligation	162.5	176.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases and growth objectives for the next twelve months. The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2015 and June 30, 2015, the Company held approximately $135 million and $145 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2015.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$162,493	$20,000	$140,000	$-	$2,493
Interest payments(1)	6,071	2,287	3,675	75	34
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	49,670	11,821	15,336	6,720	15,793
Purchase obligations(3)	11,473	8,106	3,367	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$229,707	$42,214	$162,378	$6,795	$18,320

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2015 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2056.
(3)

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily composed of open purchase order commitments to vendors for the purchase of supplies and materials.

A $4.5 million gross unrecognized income tax benefit at September 30, 2015 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risks

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $11.2 million and $10.8 million at September 30, 2015 and June 30, 2015, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.2 million to an increase of $1.5 million for the three months ended September 30, 2015.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $1.6 million to an increase of $2.0 million for the three months ended September 30, 2015.

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

Interest Rate Risks

As of September 30, 2015, the Company’s total borrowings of $162.5 million were from a line of credit of $2.5 million denominated in Japanese Yen, borrowings under a term loan of $60.0 million denominated in U.S. dollars and a line of credit borrowing of $100.0 million denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.3 million for the three months ended September 30, 2015, respectively.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of Francis J. Kramer, the Company’s Chairman and Chief Executive Officer, and Mary Jane Raymond, the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, Mr. Kramer and Ms. Raymond concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. No changes in the Company’s internal control over financial reporting were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended September 30, 2015:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
July 1, 2015 to July 31, 2015	-		$-	-	$37,255,646
August 1, 2015 to August 31, 2015	228,443	(b)	$17.22	134,608	$34,937,696
September 1, 2015 to September 30, 2015	245,930		$16.39	245,930	$30,906,904
Total	474,373		$16.79	380,538
(a)

Shares repurchased as part of the Company’s previously announced program to purchase up to $50 million of the Company’s Common Stock, which was approved by the Board of Directors and announced in August 2014.

(b)

Includes 93,835 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01

First Amendment to Credit Agreement, dated as of September 18, 2015, by and among II-VI Japan Incorporated, the Guarantors party thereto, the Banks party thereto, and PNC Bank, National Association, as agent

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

32.01

Certification of the Chief Executiv e Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith.

32.02

Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

II-VI INCORPORATED
(Registrant)

Date: November 6, 2015	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer

Date: November 6, 2015	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01

First Amendment to Credit Agreement, dated as of September 18, 2015, by and among II-VI Japan Incorporated, the Guarantors party thereto, the Banks party thereto, and PNC Bank, National Association, as agent

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