Form 10-Q
period 2015-12-31
II-VI INC
filed 2016-02-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

At February 4, 2016, 61,259,112 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2015	2015
Assets
Current Assets
Cash and cash equivalents	$177,084	$173,634
Accounts receivable - less allowance for doubtful accounts of $1,766 at December 31, 2015 and $1,048 at June 30, 2015	128,260	140,772
Inventories	167,928	164,388
Deferred income taxes	-	13,260
Prepaid and refundable income taxes	8,355	6,881
Prepaid and other current assets	13,999	14,033
Total Current Assets	495,626	512,968
Property, plant & equipment, net	200,563	203,812
Goodwill	193,874	195,894
Other intangible assets, net	115,939	122,462
Investment	12,343	11,914
Deferred income taxes	16,099	2,210
Other assets	9,001	8,904
Total Assets	$1,043,445	$1,058,164

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	38,824	45,275
Accrued compensation and benefits	37,457	39,310
Accrued income taxes payable	10,783	9,310
Deferred income taxes	-	685
Other accrued liabilities	23,829	24,576
Total Current Liabilities	130,893	139,156
Long-term debt	126,491	155,957
Deferred income taxes	6,303	7,105
Other liabilities	27,732	26,865
Total Liabilities	291,419	329,083
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 72,289,968 shares at December 31, 2015; 71,779,704 shares at June 30, 2015	235,342	226,609
Accumulated other comprehensive income (loss)	(4,848)	8,665
Retained earnings	623,507	587,302
	854,001	822,576
Treasury stock, at cost - 11,069,110 shares at December 31, 2015 and 10,565,209 shares at June 30, 2015	(101,975)	(93,495)
Total Shareholders' Equity	752,026	729,081
Total Liabilities and Shareholders' Equity	$1,043,445	$1,058,164

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2015	2014
Revenues
Domestic	$74,177	$68,695
International	117,257	108,041
Total Revenues	191,434	176,736

Costs, Expenses and Other Expense (Income)
Cost of goods sold	120,090	113,718
Internal research and development	12,155	12,845
Selling, general and administrative	37,408	33,642
Interest expense	597	1,038
Other expense (income), net	(994)	(9,295)
Total Costs, Expenses and Other Expense (Income)	169,256	151,948

Earnings Before Income Taxes	22,178	24,788

Income Taxes	3,187	2,692

Net Earnings	$18,991	$22,096

Basic Earnings Per Share:	$0.31	$0.36

Diluted Earnings Per Share:	$0.30	$0.35

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2015	2014
Revenues
Domestic	$144,928	$130,676
International	235,713	231,893
Total Revenues	380,641	362,569

Costs, Expenses and Other Expense (Income)
Cost of goods sold	238,108	231,692
Internal research and development	25,306	25,788
Selling, general and administrative	73,718	69,162
Interest expense	1,246	2,242
Other expense (income), net	(2,051)	(7,613)
Total Costs, Expenses and Other Expense (Income)	336,327	321,271

Earnings Before Income Taxes	44,314	41,298

Income Taxes	8,109	6,900

Net Earnings	$36,205	$34,398

Basic Earnings Per Share:	$0.59	$0.56

Diluted Earnings Per Share:	$0.58	$0.55

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net earnings	$18,991	$22,096	$36,205	$34,398
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,411)	(1,491)	(13,562)	(4,166)
Pension adjustment, net of taxes of $4 and $14 for the three and six months ended December 31, 2015, respectively, and $50 and $107 for the three and six months ended December 31, 2014, respectively	13	(98)	49	(402)
Comprehensive income	$13,593	$20,507	$22,692	$29,830

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net earnings	$36,205	$34,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,166	20,642
Amortization	5,958	5,990
Share-based compensation expense	6,949	5,955
(Gain) loss on foreign currency remeasurements and transactions	(951)	1,611
Earnings from equity investment	(429)	(516)
Deferred income taxes	(3,788)	(621)
Excess tax benefits from share-based compensation expense	(112)	(103)
Increase (decrease) in cash from changes in:
Accounts receivable	10,520	(4,675)
Inventories	(7,833)	(4,892)
Accounts payable	(5,167)	(5,662)
Income taxes	2,540	1,456
Other operating net assets	(2,758)	(4,139)
Net cash provided by operating activities	62,300	49,444
Cash Flows from Investing Activities
Additions to property, plant & equipment	(19,156)	(31,609)
Proceeds from sale of property, plant & equipment	39	101
Net cash used in investing activities	(19,117)	(31,508)
Cash Flows from Financing Activities
Proceeds from borrowings	4,000	3,000
Payments on borrowings	(33,500)	(32,000)
Purchases of treasury stock	(6,284)	(11,301)
Proceeds from exercises of stock options	1,794	2,042
Other financing activities	(1,861)	(894)
Net cash used in financing activities	(35,851)	(39,153)
Effect of exchange rate changes on cash and cash equivalents	(3,882)	1,506
Net increase (decrease) in cash and cash equivalents	3,450	(19,711)
Cash and Cash Equivalents at Beginning of Period	173,634	174,660
Cash and Cash Equivalents at End of Period	$177,084	$154,949
Cash paid for interest	$1,226	$2,229
Cash paid for income taxes	$8,497	$6,239

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2015	71,780	$226,609	$8,665	$587,302	(10,565)	$(93,495)	$729,081
Shares issued under share-based compensation plans	497	1,794	-	-	-	-	1,794
Shares acquired in satisfaction of minimum tax withholding obligations	-	-	-	-	(110)	(1,981)	(1,981)
Net earnings	-	-	-	36,205	-	-	36,205
Purchases of treasury stock	-	-	-	-	(381)	(6,284)	(6,284)
Treasury stock under deferred compensation arrangements	13	215	-	-	(13)	(215)	-
Foreign currency translation adjustments	-	-	(13,562)	-	-	-	(13,562)
Share-based compensation expense	-	6,949	-	-	-	-	6,949
Pension adjustment, net of taxes of $14	-	-	49	-	-	-	49
Tax deficiency from share-based compensation expense	-	(225)	-	-	-	-	(225)
Balance - December 31, 2015	72,290	$235,342	$(4,848)	$623,507	(11,069)	$(101,975)	$752,026

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and six months ended December 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The consolidated results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2015 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Note 2.	Recent Accounting Pronouncements

Adopted Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies the Company’s processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company has elected to prospectively adopt the accounting standard in the quarter ended December 31, 2015. The adoption of this standard resulted in the reclassification of $13.3 million from current Deferred income tax assets in the Consolidated Balance Sheet as of December 31, 2015 to noncurrent Deferred income tax assets and $1.0 million from current Deferred income tax liabilities to noncurrent Deferred income tax liabilities. Prior periods in the Company’s Consolidated Financial Statements were not retrospectively adjusted.

Pronouncements Currently Under Evaluation

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for the Company’s 2017 fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new inventory measurement requirements will be effective for the Company’s 2018 fiscal year and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance does not address situations in which debt issuance costs do not have an associated debt liability or exceed the carrying amount of the associated debt liability. The update will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update will be effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The update allows for the use of either a full retrospective or a modified retrospective adoption approach. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at December 31, 2015 and June 30, 2015 was $12.3 million and $11.9 million, respectively. During each of the three months ended December 31, 2015 and 2014, the Company’s pro-rata share of earnings from this investment was $0.2 million, and was $0.4 million and $0.5 million during the six months ended December 31, 2015 and 2014, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 4.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2015	2015
Raw materials	$67,795	$71,210
Work in progress	55,805	52,726
Finished goods	44,328	40,452
	$167,928	$164,388

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2015	2015
Land and improvements	$4,619	$4,566
Buildings and improvements	91,620	91,171
Machinery and equipment	371,378	366,560
Construction in progress	24,333	17,749
	491,950	480,046
Less accumulated depreciation	(291,387)	(276,234)
	$200,563	$203,812

During the quarter ended March 31, 2015, as part of the Company’s restructuring of its military related businesses in the Performance Products segment, the Company implemented a plan to sell one of its manufacturing facilities located in New Port Richey, Florida. The Company anticipates completing the sale within twelve months of the plan implementation, has reclassified the carrying value of the land and building of approximately $1.2 million as assets held for sale and has included the carrying value in Prepaid and other current assets in the Condensed Consolidated Balance Sheets for the periods presented.

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2015
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$43,578	$99,426	$52,890	$195,894
Foreign currency translation	(63)	(1,957)	-	(2,020)
Balance-end of period	$43,515	$97,469	$52,890	$193,874

Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of December 31, 2015.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2015 and June 30, 2015 were as follows ($000):

	December 31, 2015			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$49,933	$(20,556)	$29,377	$50,520	$(18,838)	$31,682
Trademarks	15,663	(1,148)	14,515	15,869	(1,111)	14,758
Customer Lists	101,988	(30,039)	71,949	102,489	(26,583)	75,906
Other	1,570	(1,472)	98	1,572	(1,456)	116
Total	$169,154	$(53,215)	$115,939	$170,450	$(47,988)	$122,462

Amortization expense recorded on the Company’s intangible assets was $3.0 million and $6.0 million for the three and six months ended December 31, 2015, respectively, and was $2.9 million and $6.0 million for the three and six months ended December 31, 2014, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 104 months. The customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 135 months. The gross carrying amount of trademarks includes $14.2 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At December 31, 2015, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2016	$5,804
2017	11,607
2018	11,067
2019	10,706
2020	10,313

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2015	2015
Line of credit, interest at LIBOR, as defined, plus 1.25%	$89,000	$108,500
Term loan, interest at LIBOR, as defined, plus 1.25%	55,000	65,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,491	2,457
Total debt	146,491	175,957
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$126,491	$155,957

The Company’s Second Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of September 10, 2018. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 10, 2018 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2015, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.1 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At each of December 31, 2015 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $136.1 million and $116.6 million under its lines of credit as of December 31, 2015 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2015 and June 30, 2015, total outstanding letters of credit supported by these credit facilities were $1.5 million.

The weighted average interest rate of total borrowings was 1.5% and 1.9% for the six months ended December 31, 2015 and 2014, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of December 31, 2015 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	15,000	-	89,000	104,000
Year 4	-	-	-	-
Year 5	-	2,491	-	2,491
Total	$55,000	$2,491	$89,000	$146,491

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2015 and 2014 was 18.3% and 16.4%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2015 and June 30, 2015, the Company’s gross unrecognized income tax benefit was $5.1 million and $4.0 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at December 31, 2015 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $5.1 million and $4.0 million of gross unrecognized income tax benefit at December 31, 2015 and June 30, 2015, respectively, was immaterial. Fiscal years 2012 to 2015 remain open to examination by the United States Internal Revenue Service, fiscal years 2011 to 2015 remain open to examination by certain state jurisdictions, and fiscal years 2008 to 2015 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal year 2011 and 2012 California state income tax returns are currently under examination by the state of California’s Franchise Tax Board. The Company’s fiscal year 2012 and 2013 German income tax returns are currently under examination by the Federal Central Tax Office in Germany.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares not included in the calculation because they were anti-dilutive totaled approximately 193,000 and 212,000 for the three and six months ended December 31, 2015, respectively, and 976,000 and 927,000 for the three and six months ended December 31, 2014, respectively ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net earnings	$18,991	$22,096	$36,205	$34,398
Divided by:
Weighted average shares	61,165	61,129	61,194	61,319

Basic earnings per common share:	$0.31	$0.36	$0.59	$0.56

Net earnings	$18,991	$22,096	$36,205	$34,398
Divided by:
Weighted average shares	61,165	61,129	61,194	61,319
Dilutive effect of common stock equivalents	1,508	1,147	1,507	1,213
Diluted weighted average common shares	62,673	62,276	62,701	62,532

Diluted earnings per common share:	$0.30	$0.35	$0.58	$0.55

Note 10.	Segment Reporting

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

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$70,191	$74,264	$46,979	$-	$191,434
Inter-segment revenues	4,850	2,766	1,543	(9,159)	-
Operating income	11,251	7,455	3,076	-	21,781
Interest expense	-	-	-	-	(597)
Other income (expense), net	-	-	-	-	994
Income taxes	-	-	-	-	(3,187)
Net earnings	-	-	-	-	18,991
Depreciation and amortization	3,691	4,980	5,148	-	13,819
Segment assets	331,797	435,297	276,351	-	1,043,445
Expenditures for property, plant and equipment	3,475	4,471	1,786	-	9,732
Investment	-	-	12,343	-	12,343
Goodwill	43,515	97,469	52,890	-	193,874

	Three Months Ended December 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$67,655	$60,853	$48,228	$-	$176,736
Inter-segment revenues	5,498	3,800	1,880	(11,178)	-
Operating income	12,226	413	3,892	-	16,531
Interest expense	-	-	-	-	(1,038)
Other income (expense), net	-	-	-	-	9,295
Income taxes	-	-	-	-	(2,692)
Net earnings	-	-	-	-	22,096
Depreciation and amortization	3,368	5,229	4,474	-	13,071
Expenditures for property, plant and equipment	3,372	3,076	3,631	-	10,079

	Six Months Ended December 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$141,774	$146,159	$92,708	$-	$380,641
Inter-segment revenues	9,380	5,797	3,938	(19,115)	-
Operating income	23,426	13,739	6,345	-	43,509
Interest expense	-	-	-	-	(1,246)
Other income (expense), net	-	-	-	-	2,051
Income taxes	-	-	-	-	(8,109)
Net earnings	-	-	-	-	36,205
Depreciation and amortization	7,395	10,073	9,656	-	27,124
Expenditures for property, plant and equipment	9,355	6,623	3,178	-	19,156

	Six Months Ended December 31, 2014
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$140,454	$124,491	$97,624	$-	$362,569
Inter-segment revenues	10,562	6,620	4,108	(21,290)	-
Operating income	25,149	2,485	8,293	-	35,927
Interest expense	-	-	-	-	(2,242)
Other income (expense), net	-	-	-	-	7,613
Income taxes	-	-	-	-	(6,900)
Net earnings	-	-	-	-	34,398
Depreciation and amortization	6,901	10,751	8,980	-	26,632
Expenditures for property, plant and equipment	19,438	5,969	6,202	-	31,609

Note 11.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”) which was approved by the shareholders at the Annual Meeting in November 2015. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 4,900,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 15% to cost of goods sold and 85% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2015	2014	2015	2014
Stock Options and Cash-Based Stock Appreciation Rights	$751	$1,096	$3,137	$3,215
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,554	1,063	2,785	2,159
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,428	580	1,676	990
	$3,733	$2,739	$7,598	$6,364

Note 12.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2015, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was immaterial for the three and six months ended December 31, 2015.

The Company had Level 2 foreign currency forward contract liabilities of $35,000 as of December 31, 2015 and assets of $130,000 as of June 30, 2015, respectively.

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and six months ended December 31, 2015.

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

The Company has recorded the fair market value of these contracts in the Company’s Condensed Consolidated Financial Statements. These contracts had a total notional amount of $8.7 million and $10.8 million at December 31, 2015 and June 30, 2015, respectively. As of December 31, 2015, these forward contracts had expiration dates ranging from January 2016 through April 2016, with Japanese Yen denominations individually ranging from 100 million Yen to 350 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for each of the three and six months ended December 31, 2015 and 2014 was insignificant.

Note 14.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Six Months Ended
December 31, 2015
Balance-beginning of period	$3,251
Payments made during the period	(1,536)
Additional warranty liability recorded during the period	1,525
Balance-end of period	$3,240

Note 15.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $9.8 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2015.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$637	$673	$1,320	$1,353
Interest cost	103	179	214	360
Expected return on plan assets	(261)	(267)	(541)	(537)
Net amortization	17	(148)	63	(509)
Net periodic pension costs	$496	$437	$1,056	$667

The Company contributed $0.5 million and $1.0 million to the Swiss Plan during the three and six months ended December 31, 2015, respectively, and $0.6 million and $1.2 million during the three and six months ended December 31, 2014, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $1.0 million to the Swiss Plan during the remainder of fiscal year 2016.

Note 16.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2015, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the six months ended December 31, 2015 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2015	$9,466	$(801)	$8,665
Other comprehensive income (loss) before reclassifications	(13,562)	-	(13,562)
Amounts reclassified from AOCI	-	49	49
Net current-period other comprehensive income (loss)	(13,562)	49	(13,513)
AOCI - December 31, 2015	$(4,096)	$(752)	$(4,848)

Note 18.	Subsequent Event

On January 19, 2016, the Company announced that it signed agreements to acquire two businesses, EpiWorks, Inc. (“EpiWorks”) and ANADIGICS, Inc. (“Anadigics”), in two separate transactions.  These businesses are expected to expand the Company’s technology platforms and production capacity for semiconductor lasers with a scalable 6-inch epitaxial growth and wafer fabrication platform.

On February 1, 2016, the Company completed its acquisition of EpiWorks, which now operates as a wholly owned subsidiary of the Company.  The merger agreement between the Company and EpiWorks provides for the payment by the Company of an aggregate of approximately $43 million in cash at closing with up to an additional $6 million in potential earn-out payments over the next three years, subject to certain adjustments. Due to the close proximity of this acquisition to the filing date of this Form 10-Q, the Company was unable to make certain financial statement disclosures related to the purchase price allocation of EpiWorks.

On January 15, 2016, the Company entered into a merger agreement with Anadigics. On February 2, 2016 a wholly owned subsidiary of the Company commenced a tender offer for all of the outstanding common stock of Anadigics at a price of $0.66 per share in cash, without interest. The tender offer will expire on March 1, 2016, unless extended. Assuming sufficient shares of Anadigics are tendered in the tender offer, the Company is expected to complete the acquisition of Anadigics via a second-step merger promptly following the expiration of the tender offer. The aggregate consideration for the transaction is approximately $61.0 million. Assuming the satisfaction of all applicable conditions to the tender offer and the merger, the acquisition of Anadigics is currently expected to close in March 2016

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations, the development and use of new technology, the timely release of new products and acceptance of such new products by the market, our ability to devise and execute strategies to respond to market conditions, the impact of acquisitions on our business and our ability to assimilate recently acquired businesses, the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments, adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, our ability to protect our intellectual property, domestic and foreign governmental regulation, including that related to the environment, the impact of a data breach incident on our operations, supply chain issues, the actions of competitors, the purchasing patterns of customers and end-users, the occurrence of natural disasters and other catastrophic events outside of our control, and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2015.

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

Investors should also be aware that, while the Company does communicate with securities analysts from time to time, such communications are conducted in accordance with applicable securities laws. Investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of December 31, 2015.

December 31, 2015$1.8December 31, 2015$3.2New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2015 and 2014, respectively:

	Three Months Ended		Three Months Ended
	December 31, 2015		December 31, 2014
Bookings	$207.7		$186.8

		% of		% of
		Revenues		Revenues
Total Revenues	$191.5	100.0%	$176.8	100.0%
Cost of goods sold	120.1	62.7	113.7	64.3
Gross margin	71.4	37.3	63.1	35.7
Operating expenses:
Internal research and development	12.2	6.4	12.8	7.2
Selling, general and administrative	37.4	19.5	33.6	19.0
Interest and other, net	(0.4)	(0.2)	(8.1)	(4.6)
Earnings before income tax	22.2	11.6	24.8	14.0
Income taxes	3.2	1.7	2.7	1.5
Net Earnings	$19.0	9.9%	$22.1	12.5%

Diluted earnings per share:	$0.30		$0.35

	Six Months Ended		Six Months Ended
	December 31, 2015		December 31, 2014
Bookings	$394.9		$368.5

		% of		% of
		Revenues		Revenues
Total Revenues	$380.7	100.0%	$362.6	100.0%
Cost of goods sold	238.1	62.5	231.7	63.9
Gross margin	142.6	37.5	130.9	36.1
Operating expenses:
Internal research and development	25.3	6.6	25.8	7.1
Selling, general and administrative	73.7	19.4	69.2	19.1
Interest and other, net	(0.8)	(0.2)	(5.4)	(1.5)
Earnings before income tax	44.4	11.7	41.3	11.4
Income taxes	8.2	2.2	6.9	1.9
Net Earnings	$36.2	9.5%	$34.4	9.5%

Diluted earnings per share:	$0.58		$0.55

Executive Summary

Net earnings for the three months ended December 31, 2015 were $19.0 million ($0.30 per-share diluted), compared to $22.1 million ($0.35 per-share diluted) for the same period last fiscal year.  Net earnings for the six months ended December 31, 2015 were $36.2 million ($0.58 per-share diluted), compared to $34.4 million ($0.55 per-share diluted) for the same period last fiscal year. Included in net earnings for the prior periods was a one-time settlement of $7.1 million, $0.11 per-share diluted, related to certain payment obligations in the purchase agreements for acquisitions completed in fiscal year 2014.  The Company realized increased revenues of $14.7 million and $18.1 million for the three and six months ended December 31, 2015, respectively, as the Company continued to benefit from increased product demand in the optical communications market serviced by the Company’s II-VI Photonics segment.  Incremental margins on increased revenue levels, the product mix at II-VI Photonics segment shifting towards higher margin products relating to terrestrial and submarine 980nm pumps, and operational benefits derived from the Company’s restructuring program all contributed to the improvements in the Company’s financial results exclusive of the one-time settlement from the prior year noted above.

Consolidated

Bookings. Bookings for the three months ended December 31, 2015 increased 11% to $207.7 million, compared to $186.8 million for the same period last fiscal year. Bookings for the six months ended December 31, 2015 increased 7% to $394.9 million, compared to $368.5 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The increase in bookings for the three months ended December 31, 2015 compared to the same period last fiscal year was the result of increased orders from customers of the Company’s II-VI Photonics segment. The Company is continuing to realize increased order demand from the broadband China initiative as China continues expanding its geographical broadband networks.  In addition, increased market share gains and new product introductions fueled the higher bookings levels within the II-VI Photonics segment during the current quarter.  Somewhat offsetting the bookings increase were lower bookings at II-VI Performance Products segment for military related businesses, as this segment is still experiencing slowness as a result of delays in U.S. military spending.  The increase in bookings for the current six months ended December 31, 2015 was primarily due to increased demand from the China broadband initiative noted above.

Revenues. Revenues for the three months ended December 31, 2015 increased 8% to $191.5 million compared to $176.8 million for the same period last fiscal year. Revenues for the six months ended December 31, 2015 increased 5% to $380.7 million, compared to $362.6 million for the same period last fiscal year. The increase in revenues during the current three and six month periods ended December 31, 2015 compared to the same periods last fiscal year was the result of increased revenues at the Company’s II-VI Photonics segment from the ongoing Chinese broadband initiative and the build out of undersea communication networks. The China broadband initiative is continuing to increase demand for the Company’s transport and amplification component products, particularly 980nm pumps, optical channel monitors and integrated passive components used in optical communications.  Somewhat offsetting these higher revenue levels was a decrease in shipment volumes at the Company’s II-VI Performance Products segment primarily driven by reduced shipments to customers in the semiconductor capital equipment markets.

Gross margin. Gross margin for the three months ended December 31, 2015 was $71.4 million or 37.3% of total revenues, compared to $63.1 million or 35.7% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2015 was $142.6 million or 37.5% of total revenues, compared to $130.9 million or 36.1% of total revenues, for the same period last fiscal year. The improvement in gross margin as a percentage of revenues for the current three and six month periods ending December 31, 2015 was a combination of several factors including incremental margins realized on the Company’s higher revenue levels, product mix at II-VI Photonics segment shifting towards higher margin products relating to terrestrial and submarine 980nm pumps, as well as realized operational benefits derived from the Company’s completed restructuring programs to right size its business operations in the II-VI Photonics and II-VI Performance Products segments. In addition, gross margin for the six months ended December 31, 2015 included approximately $0.7 million reduction in cost of goods sold relating to the receipt of insurance proceeds in the current fiscal year from the prior year’s flooding in China.

 Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2015 were $12.2 million, or 6.4% of revenues, compared to $12.8 million, or 7.2% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2015 were $25.3 million, or 6.6% of revenues, compared to $25.8 million, or 7.1% of revenues, for the same period last fiscal year. The decrease in research and development expense as a percentage of revenues for both the three and six month periods ended December 31, 2015 was a result of lower expenses incurred at the Company’s II-VI Photonics segment resulting from certain research and development subsidies received from the Chinese government. The Company anticipates its normalized internal research and developmental rate to approximate 7.0% of revenues for the remainder of fiscal year 2016.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 2015 were $37.4 million, or 19.5% of revenues, compared to $33.6 million, or 19.0% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the six months ended December 31, 2015 were $73.7 million, or 19.4% of revenues, compared to $69.2 million, or 19.1% of revenues, for the same period last fiscal year.  The increase in selling, general and administrative expense as a percentage of revenues for both the current three and six month periods ended December 31, 2015 was a result of increased share-based compensation expense recorded during the current fiscal quarter as well as higher levels of legal and professional expenses incurred to support the Company’s planned acquisitions announced in January 2016.

Interest and other, net. Interest and other, net for the three months ended December 31, 2015 was income of $0.4 million, compared to income of $8.1 million for the same period last fiscal year. Interest and other, net for the six months ended December 31, 2015 was income of $0.8 million, compared to income of $5.4 million for the same period last fiscal year.  Included in interest and other, net for the three and six months ended December 31, 2015 and 2014 were earnings from the Company’s equity investment in Fuxin, interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s sponsored deferred compensation plan and foreign currency gains and losses. The prior year’s three and six month periods also included a one-time settlement gain of $7.7 million related to certain payment obligations in the purchase agreements for acquisitions completed in fiscal year 2014.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2015 was 18.3%, compared to an effective tax rate of 16.4% for the same period last fiscal year. During the current year, the Company benefited from a lower world-wide income tax rate as a result of the mix of pre-tax income derived from lower foreign taxing jurisdictions. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

Segment Reporting

Bookings, revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 10. Segment Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference.

II- VI Laser Solutions (in millions)

			%			%
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	December 31,		Increase	December 31,		Increase
	2015	2014		2015	2014
Bookings	$66.4	$67.5	(2%)	$135.5	$137.5	(1%)
Revenues	$70.2	$67.7	4%	$141.8	$140.5	1%
Operating income	$11.2	$12.2	(8%)	$23.4	$25.1	(7%)

Bookings for the three months ended December 31, 2015 for II-VI Laser Solutions decreased 2% to $66.4 million, compared to $67.5 million for the same period last fiscal year. Bookings for the six months ended December 31, 2015 for II-VI Laser Solutions decreased 1% to $135.5 million, compared to $137.5 million for the same period last fiscal year. The decrease in bookings for both the three and six month periods ended December 31, 2015 was the result of lower demand for the segment’s diamond based products as well as slowing CO2 laser utilization among the installed base.

Revenues for the three months ended December 31, 2015 for II-VI Laser Solutions increased 4% to $70.2 million, compared to revenues of $67.7 million for the same period last fiscal year. Revenues for the six months ended December 31, 2015 for II-VI Laser Solutions increased 1% to $141.8 million, compared to revenues of $140.5 million for the same period last fiscal year. The increase in revenues for the three and six month periods ended December 31, 2015 was the result of increased demand for the segment’s one-micron products for the industrial materials processing markets.

Operating income for the three months ended December 31, 2015 for II-VI Laser Solutions decreased 8% to $11.2 million, compared to $12.2 million for the same period last fiscal year. Operating income for the six months ended December 31, 2015 for II-VI Laser Solutions decreased 7% to $23.4 million, compared to $25.1 million for the same period last fiscal year. The decrease in operating income during the three and six month periods ended December 31, 2015 was primarily related to higher allocation levels of corporate and share-based compensation expenses, as well as higher operating expenses as the segment’s one-micron  business continued to ramp up its production capacity.

II- VI Photonics (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2015	2014		2015	2014
Bookings	$97.5	$66.1	48%	$162.7	$132.4	23%
Revenues	$74.3	$60.9	22%	$146.2	$124.5	17%
Operating income	$7.4	$0.4	1,750%	$13.7	$2.5	448%

Bookings for the three months ended December 31, 2015 for II-VI Photonics increased 48% to $97.5 million, compared to $66.1 million for the same period last fiscal year. Bookings for the six months ended December 31, 2015 for II-VI Photonics increased 23% to $162.7 million, compared to $132.4 million for the same period last fiscal year. The increase in bookings during the three and six month periods ended December 31, 2015 compared to the same periods last fiscal year was the result of increased orders from the ongoing Chinese broadband initiative and the build-out of undersea communication networks. The China broadband initiative continued to increase demand for the segment’s transport and amplification component products, particularly 980nm pumps, optical channel monitors and integrated passive components used in optical communications.

Revenues for the three months ended December 31, 2015 for II-VI Photonics increased 22% to $74.3 million, compared to $60.9 million for the same period last fiscal year. Revenues for the six months ended December 31, 2015 for II-VI Photonics increased 17% to $146.2 million, compared to $124.5 million for the same period last fiscal year. The Company continued to realize increased revenues from the broadband China initiative as China continues to expand its geographical broadband networks.  In addition, increased market share gains and new product introductions fueled the higher revenues during the current fiscal year.

Operating income for the three months ended December 31, 2015 for II-VI Photonics increased 1,750% to $7.4 million, compared to $0.4 million for the same period last fiscal year. Operating income for the six months ended December 31, 2015 for II-VI Photonics increased 448% to $13.7 million, compared to $2.5 million for the same period last fiscal year. The increase in operating income for both the three and six month periods ended December 31, 2015 was primarily due to incremental margin realized on the higher revenue volume as well as a shift in the product mix to higher margin products, including terrestrial and submarine 980nm pumps, and new product introductions which have higher margin profiles upon introduction to the market.

II-VI Performance Products (in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		(Decrease)	December 31,		(Decrease)
	2015	2014		2015	2014
Bookings	$43.8	$53.2	(18%)	$96.7	$98.6	(2%)
Revenues	$47.0	$48.2	(2%)	$92.7	$97.6	(5%)
Operating income	$3.1	$3.9	(21%)	$6.4	$8.3	(23%)

Bookings for the three months ended December 31, 2015 for II-VI Performance Products decreased 18% to $43.8 million, compared to $53.2 million for the same period last fiscal year. Bookings for the six months ended December 31, 2015 for II-VI Performance Products decreased 2% to $96.7 million, compared to $98.6 million for the same period last fiscal year. The decrease in bookings for the three months ended December 31, 2015 was the result of lower orders from the segment’s military related businesses as a result of lower overall defense spending and funding constraints specific to U.S. military programs.  In addition, a multi-year research and development contract which was received in the second fiscal quarter last year for ongoing development of 150mm silicon carbide wafers, while this year’s contract award was received in the first fiscal quarter of 2016.  The decrease in bookings for the six months ended December 31, 2015 was the result of lower orders levels received for the segment’s rare earth product used in alternative green energy applications.

Revenues for the three months ended December 31, 2015 for II-VI Performance Products decreased 2% to $47.0 million, compared to $48.2 million for the same period last fiscal year. Revenues for the six months ended December 31, 2015 for II-VI Performance Products decreased 5% to $92.7 million, compared to $97.6 million for the same period last fiscal year. The decrease in revenues for both the three and six months ended December 31, 2015 compared to the same periods last fiscal year was the result of reduced shipments to customers in the semiconductor capital equipment markets as well as lower revenues for the segment’s rare earth product used in alternative green energy applications.

Operating income for the three months ended December 31, 2015 for II-VI Performance Products decreased 21% to $3.1 million, compared to $3.9 million for the same period last fiscal year. Operating income for the six months ended December 31, 2015 for II-VI Performance Products decreased 23% to $6.4 million, compared to $8.3 million for the same period last fiscal year. The decrease in operating income for both the three and six months ended December 31, 2015 compared to the same period last fiscal year was the result of lower revenue levels experienced during the current fiscal year as noted above.

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

	Six Months Ended
	December 31,
	2015	2014
Net cash provided by operating activities	$62.3	$49.4
Additions to property, plant and equipment	(19.1)	(31.5)
Net payments on long-term borrowings	(29.5)	(29.0)
Purchases of treasury shares	(6.3)	(11.3)
Proceeds from exercises of stock options	1.8	2.0
Other financing activities	(1.9)	(0.9)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	1.6

Net cash provided by operating activities:

Net cash provided by operating activities was $62.3 million for the six months ended December 31, 2015, compared to net cash provided by operating activities of $49.4 million for the same period last fiscal year.  The increase in net cash provided by operating activities was mostly due to improvements in working capital management, primarily centered on the Company’s accelerated collection of its accounts receivable balances.  During the six months ended December 31, 2015, the Company generated $10.5 million of cash from the change in accounts receivable compared to a use of cash of $4.7 million during the same period last fiscal year.

Net cash used in investing activities:

Net cash used in investing activities was $19.1 million for the six months ended December 31, 2015, compared to net cash used of $31.5 million for the same period last fiscal year.  The net cash used in investing activities for both periods primarily consisted of cash paid for capital expenditures relating to capital investments in capacity expansion and automation.  Capital expenditures for the prior year period included approximately $13.4 million relating to the purchase of the Company’s manufacturing facility in Berlin, Germany.

Net cash used in financing activities:

Net cash used in financing activities was $35.9 million for the six months ended December 31, 2015, which was mostly composed of $29.5 million of net payments on borrowings, $6.3 million of treasury stock purchases and $1.9 million of minimum tax withholding payments on vesting of employees’ restricted and performance shares, offset by $1.8 million of cash proceeds from stock option exercises. Net cash used in financing activities of $39.2 million for the same period last fiscal year was primarily composed of $29.0 million of repayments on borrowings, $11.3 million of treasury stock purchases and $0.9 million of minimum tax withholding payments on vesting of employee’s restricted and performance shares, offset by $2.0 million of cash proceeds from stock option exercises.

The Company’s current Credit Facility provides for a revolving credit facility of $225 million, as well as a $100 million Term Loan. The Term Loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5.0 million and (ii) a final installment of all remaining principal due and payable on the maturity date of September 10, 2018. Amounts borrowed under the revolving credit facility are due and payable on the maturity date.  The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 10, 2018 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Credit Facility.  If the Base Rate Option is selected for a borrowing, the Applicable Margin is 0.00% to 0.75% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2015, the Company was in compliance with all financial covenants under its Credit Facility.December 31, 2015

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.1 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2015 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2015, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $136.1 million and $116.6 million under its lines of credit as of December 31, 2015 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2015 and June 30, 2015, total outstanding letters of credit supported by the credit facilities were $1.5 million.

The weighted average interest rate of total borrowings under all credit facilities was 1.5% and 1.9% for the three months ended December 31, 2015 and 2014, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2015, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	December 31,	June 30,
	2015	2015
Cash and cash equivalents	$177.1	$173.6
Available borrowing capacity	136.1	116.6
Total debt obligation	146.5	176.0

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity will be sufficient to fund its working capital needs, capital expenditures, share repurchases, acquisitions and growth objectives for the next twelve months. As discussed in “Note 18. Subsequent Event” to the Company’s unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company completed its acquisition of EpiWorks on February 1, 2016.  The Company financed the payment due at closing in connection with the EpiWorks acquisition by borrowing $43.0 million under the revolving credit facility provided by the Credit Facility.  In addition, the Company currently anticipates that the announced acquisition of Anadigics will be completed in March 2016 with an aggregate purchase price of approximately $61 million. The Company has the ability to fund the purchase price of the Anadigics acquisition by utilizing cash on hand or its existing available borrowing capacity under the Credit Facility.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2015 and June 30, 2015, the Company held approximately $142 million and $145 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2015.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$146,491	$20,000	$124,000	$2,491	$-
Interest payments(1)	5,539	2,085	3,345	75	34
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	59,055	11,667	14,917	9,733	22,738
Purchase obligations(3)	9,273	7,311	1,962	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$220,358	$41,063	$144,224	$12,299	$22,772

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2015 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2056.
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

A $5.1 million gross unrecognized income tax benefit at December 31, 2015 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $8.7 million and $10.8 million at December 31, 2015 and June 30, 2015, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.1 million to an increase of $1.3 million for the three months ended December 31, 2015. A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.3 million to an increase of $2.8 million for the six months ended December 31, 2015.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $1.5 million to an increase of $1.9 million for the three months ended December 31, 2015.

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

Interest Rate Risks

As of December 31, 2015, the Company’s total outstanding borrowings of $146.5 million were from a line of credit of $2.5 million denominated in Japanese Yen, borrowings under a term loan of $55.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $89.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.3 million and $1.3 million for the three and six months ended December 31, 2015, respectively.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation,  the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Zalewski Litigation

The Company is aware of a class action complaint captioned Wes Zalewski v. Anadigics, Inc., et al., filed on January 27, 2016 in the Superior Court of New Jersey, Somerset County (the “Zalewski Litigation”), which is related to the Company’s proposed acquisition of Anadigics, Inc. (“Anadigics”) by means of a tender offer and second-step merger. In the Zalewski Litigation, the plaintiff, a stockholder in Anadigics, generally alleges, among other things, that the members of Anadigics’s board of directors breached their fiduciary duties by failing to take steps to maximize the value to be paid to Anadigics’s shareholders, putting the board of directors’ personal interests ahead of the interests of Anadigics, using allegedly unfair deal protection devices, and having an unfair and inadequate process in negotiating the tender offer and the merger. The plaintiff also has named the Company and its wholly-owned subsidiary, Regulus Acquisition Sub, Inc. (“Purchaser”), as defendants in the complaint, alleging that both Purchaser and II-VI aided and abetted the breaches of fiduciary duty by the Anadigics board of directors. The plaintiff in the Zalewski Litigation generally seeks, among other relief, declaratory and injunctive relief prohibiting consummation of the proposed tender offer and merger, rescission of the proposed tender offer and merger if consummated prior to final judgment, attorneys’ fees and expenses, and other forms of relief. Purchaser and II-VI are reviewing the allegations in the Zalewski Litigation, but believe the Zalewski Litigation is without merit and intend to vigorously defend against the allegations. The Company does not believe that a material loss related to this claim is reasonably possible.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended December 31, 2015:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
October 1, 2015 to October 31, 2015	-		$-	-	$30,906,904
November 1, 2015 to November 30, 2015	7,206	(a)	$18.12	-	$30,906,904
December 1, 2015 to December 31, 2015	9,150	(b)	$18.67	-	$30,906,904
Total	16,356		$18.43	-
(a)

Includes 7,206 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

(b)

Includes 9,150 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	II-VI Incorporated Second Amended and Restated Omnibus Incentive Plan	Filed herewith.

10.02	Secondment Engagement Letter, dated November 6, 2015, among Sherrard, German & Kelly, P.C., II-VI Incorporated, and Walter R. Bashaw II	Filed herewith.

10.03	Employment Agreement, dated February 1, 2016, by and between II-VI Incorporated and Gary A. Kapusta	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on February 1, 2016.

31.01	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: February 8, 2016	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer

Date: February 8, 2016	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01	II-VI Incorporated Second Amended and Restated Omnibus Incentive Plan	Filed herewith.

10.02	Secondment Engagement Letter, dated November 6, 2015, among Sherrard, German & Kelly, P.C., II-VI Incorporated, and Walter R. Bashaw II	Filed herewith.

10.03	Employment Agreement, dated February 1, 2016, by and between II-VI Incorporated and Gary A. Kapusta	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on February 1, 2016.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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