Form 10-Q
period 2016-03-31
II-VI INC
filed 2016-05-09
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

At May 4, 2016, 61,688,986 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$187,373	$173,634
Accounts receivable - less allowance for doubtful accounts of $1,715 at March 31, 2016 and $1,048 at June 30, 2015	148,648	140,772
Inventories	181,788	164,388
Deferred income taxes	-	13,260
Prepaid and refundable income taxes	7,650	6,881
Prepaid and other current assets	14,927	14,033
Total Current Assets	540,386	512,968
Property, plant & equipment, net	253,142	203,812
Goodwill	239,337	195,894
Other intangible assets, net	156,253	122,462
Investment	12,567	11,914
Deferred income taxes	11,406	2,210
Other assets	9,304	8,904
Total Assets	$1,222,395	$1,058,164

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	47,545	45,275
Accrued compensation and benefits	45,154	39,310
Accrued income taxes payable	7,729	9,310
Deferred income taxes	-	685
Other accrued liabilities	27,468	24,576
Total Current Liabilities	147,896	139,156
Long-term debt	242,871	155,957
Deferred income taxes	21,195	7,105
Other liabilities	32,240	26,865
Total Liabilities	444,202	329,083
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 72,672,701 shares at March 31, 2016; 71,779,704 shares at June 30, 2015	242,033	226,609
Accumulated other comprehensive income (loss)	(312)	8,665
Retained earnings	638,445	587,302
	880,166	822,576
Treasury stock, at cost - 11,069,029 shares at March 31, 2016 and 10,565,209 shares at June 30, 2015	(101,973)	(93,495)
Total Shareholders' Equity	778,193	729,081
Total Liabilities and Shareholders' Equity	$1,222,395	$1,058,164

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Domestic	$74,884	$68,233
International	130,221	114,476
Total Revenues	205,105	182,709

Costs, Expenses and Other Expense (Income)
Cost of goods sold	127,436	116,984
Internal research and development	14,946	12,874
Selling, general and administrative	43,333	35,192
Interest expense	769	844
Other expense (income), net	1,257	1,534
Total Costs, Expenses and Other Expense (Income)	187,741	167,428

Earnings Before Income Taxes	17,364	15,281

Income Taxes	2,426	773

Net Earnings	$14,938	$14,508

Basic Earnings Per Share:	$0.24	$0.24

Diluted Earnings Per Share:	$0.24	$0.23

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended
	March 31,
	2016	2015
Revenues
Domestic	$219,812	$198,909
International	365,934	346,369
Total Revenues	585,746	545,278

Costs, Expenses and Other Expense (Income)
Cost of goods sold	365,544	348,676
Internal research and development	40,252	38,662
Selling, general and administrative	117,051	104,354
Interest expense	2,015	3,086
Other expense (income), net	(794)	(6,079)
Total Costs, Expenses and Other Expense (Income)	524,068	488,699

Earnings Before Income Taxes	61,678	56,579

Income Taxes	10,535	7,673

Net Earnings	$51,143	$48,906

Basic Earnings Per Share:	$0.83	$0.80

Diluted Earnings Per Share:	$0.81	$0.78

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net earnings	$14,938	$14,508	$51,143	$48,906
Other comprehensive income (loss):
Foreign currency translation adjustments	4,553	(7,343)	(9,009)	(11,509)
Pension adjustment, net of taxes of ($5) and $9 for the three and nine months ended March 31, 2016, respectively, and ($6) and $101 for the three and nine months ended March 31, 2015, respectively	(17)	22	32	(380)
Comprehensive income	$19,474	$7,187	$42,166	$37,017

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net earnings	$51,143	$48,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32,613	30,259
Amortization	9,172	8,983
Share-based compensation expense	8,516	8,586
Impairment of intangible assets	-	1,962
Loss on foreign currency remeasurements and transactions	586	1,892
Earnings from equity investment	(653)	(707)
Deferred income taxes	(1,193)	(2,104)
Excess tax benefits from share-based compensation expense	(96)	(404)
Increase (decrease) in cash excluding the effect of the purchase of acquisitions from changes in :
Accounts receivable	(4,548)	(5,972)
Inventories	(8,950)	(5,721)
Accounts payable	(337)	(3,625)
Income taxes	(2,628)	677
Other operating net assets	(2,389)	2,971
Net cash provided by operating activities	81,236	85,703
Cash Flows from Investing Activities
Additions to property, plant & equipment	(32,743)	(40,163)
Purchases of businesses, net of cash acquired	(118,657)	-
Proceeds from sale of property, plant & equipment	92	64
Net cash used in investing activities	(151,308)	(40,099)
Cash Flows from Financing Activities
Proceeds from borrowings	125,200	3,000
Payments on borrowings	(38,500)	(56,500)
Purchases of treasury stock	(6,284)	(12,729)
Payments on holdback arrangements	-	(2,350)
Proceeds from exercises of stock options	7,444	4,058
Other financing activities	(1,887)	(610)
Net cash provided by (used in) financing activities	85,973	(65,131)
Effect of exchange rate changes on cash and cash equivalents	(2,162)	(430)
Net increase (decrease) in cash and cash equivalents	13,739	(19,957)
Cash and Cash Equivalents at Beginning of Period	173,634	174,660
Cash and Cash Equivalents at End of Period	$187,373	$154,703
Cash paid for interest	$1,859	$3,081
Cash paid for income taxes	$13,378	$9,025
Non-cash transactions:
Purchase of business utilizing earnout consideration recorded in other current liabilities	$2,000	$-
Purchase of business utilizing earnout consideration recorded in long-term liabilities	$4,000	$-

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2015	71,780	$226,609	$8,665	$587,302	(10,565)	$(93,495)	$729,081
Shares issued under share-based compensation plans	880	7,444	-	-	-	-	7,444
Shares acquired in satisfaction of minimum tax withholding obligations	-	-	-	-	(110)	(1,981)	(1,981)
Net earnings	-	-	-	51,143	-	-	51,143
Purchases of treasury stock	-	-	-	-	(381)	(6,284)	(6,284)
Treasury stock under deferred compensation arrangements	13	213	-	-	(13)	(213)	-
Foreign currency translation adjustments	-	-	(9,009)	-	-	-	(9,009)
Share-based compensation expense	-	8,516	-	-	-	-	8,516
Pension adjustment, net of taxes of $9	-	-	32	-	-	-	32
Tax deficiency from share-based compensation expense	-	(749)	-	-	-	-	(749)
Balance - March 31, 2016	72,673	$242,033	$(312)	$638,445	(11,069)	$(101,973)	$778,193

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and nine months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The consolidated results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2015 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

Pronouncements Currently Under Evaluation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. The standard will be effective for the Company’s 2017 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for the Company’s 2017 fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that a lessee recognize leased assets with terms greater than 12 months on the balance sheet for the rights and obligations created by those leases. The standard will be effective for the Company’s 2019 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The update will be effective for the Company’s 2017 fiscal year. Early adoption is permitted. The update allows for the use of either a prospective or retrospective adoption approach. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The update will be effective for the Company’s 2017 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update will be effective for the Company’s 2017 fiscal year. Early adoption is permitted, including adoption in an interim period. The update allows for the use of either a full retrospective or a modified retrospective adoption approach. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update will be effective for the Company’s  2019 fiscal year. We have not yet selected a transition method and are currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Note 3.	Acquisitions

EpiWorks, Inc.

In February 2016, the Company acquired all the outstanding shares of EpiWorks, Inc. (“EpiWorks”) a privately held company based in Illinois. Under the terms of the merger agreement, the consideration consisted of initial cash paid at the acquisition date of $43.0 million, net of cash acquired and a working capital adjustment of $0.2 million. In addition, the agreement provides up to a maximum of $6.0 million of additional cash earnout opportunities based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable $2.0 million for the achievement of each specific target over the next three years. EpiWorks develops and manufactures compound semiconductor epitaxial wafers for applications in optical components, wireless devices and high-speed communication systems. EpiWorks is a business unit of the Company’s II-VI Laser Solutions operating segment for financial reporting purposes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets, earnout opportunities, as well as deferred income taxes.

The following table presents the allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Net cash paid at acquisition	$42,981
Cash paid for working capital adjustment	163
Fair value of cash earnout arrangement	6,000
Purchase price	$49,144

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of EpiWorks within one year from the date of acquisition ($000):

Assets
Accounts receivable	$2,121
Inventories	2,435
Prepaid and other assets	68
Property, plant & equipment	9,184
Intangible assets	19,911
Goodwill	24,133
Total assets acquired	$57,852

Liabilities
Accounts payable	$605
Other accrued liabilities	859
Deferred tax liabilities	7,244
Total liabilities assumed	8,708
Net assets acquired	$49,144

The goodwill of $24.1 million is included in the II-VI Laser Solutions segment and is attributed to the expected synergies and the assembled workforce of EpiWorks. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $2.1 million with the gross contractual amount being $2.1 million. At the time of acquisition, the Company expected to collect all of the accounts receivable.

The amount of revenues and net loss of EpiWorks included in the Company’s Consolidated Statement of Earnings were $1.0 million and $1.2 million, respectively, for the three and nine months ended March 31, 2016.

ANADIGICS, Inc.

In March 2016, the Company acquired all the outstanding shares of ANADIGICS, Inc. (Nasdaq:ANAD) (“ANADIGICS”) a publicly traded company based in New Jersey. Under the terms of the merger agreement, the consideration consisted of cash paid at the acquisition date of $75.5 million, net of cash acquired of $2.7 million. ANADIGICS has a 6-inch gallium arsenide wafer fabrication capability allowing for the production of high performance lasers and integrated circuits in high volume.  In addition, ANADIGICS designs and manufactures innovative radio frequency (RF) solutions for CATV infrastructure, small-cell, WIFI and cellular markets. ANADIGICS is a business unit of the Company’s II-VI Laser Solutions operating segment for financial reporting purposes. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition as the Company intends to finalize its accounting for the acquisition of ANADIGICS within one year from the date of acquisition ($000):

Assets
Accounts receivable	$3,973
Inventories	8,322
Prepaid and other assets	2,347
Property, plant & equipment	41,500
Intangible assets	23,537
Goodwill	21,060
Total assets acquired	$100,739

Liabilities
Accounts payable	$3,586
Other accrued liabilities	10,726
Deferred tax liabilities	10,915
Total liabilities assumed	25,227
Net assets acquired	$75,512

The goodwill of $21.1 million is included in the II-VI Laser Solutions segment and is attributed to the expected synergies and the assembled workforce of ANADIGICS. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $4.0 million with the gross contractual amount being $4.0 million. At the time of acquisition, the Company expected to collect all of the accounts receivable.

The amount of revenues and net loss of ANADIGICS included in the Company’s Consolidated Statement of Earnings were $3.2 million and $2.9 million, respectively, for the three and nine months ended March 31, 2016.

Deferred Income Taxes

In connection with above acquisitions, the Company recorded a valuation allowance of $29.0 million against the U.S. net deferred income tax assets as part of the preliminary purchase price allocation.  The Company’s policy is to allocate the available sources of future taxable income first to the Company’s existing deferred tax assets before considering acquired deferred tax assets.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2016 and 2015 have been prepared as if the acquisitions of EpiWorks and ANADIGICS had occurred on July 1, 2014, the beginning of the Company’s fiscal year 2015, which is the fiscal year prior to the acquisitions. As a result, certain transaction related expenses of $2.8 million and $3.1 million, respectively, (net of tax) recorded in Selling, general and administrative in the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2016 were only included in the earliest period presented below ($000 except per share data).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenues	$213,711	$204,764	$624,879	$614,927
Net earnings (loss)	$6,740	$7,349	$26,126	$21,609
Basic earnings per share	$0.11	$0.12	$0.43	$0.35
Diluted earnings per share	$0.11	$0.12	$0.42	$0.35

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had occurred as described above. The pro forma results are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

Note 4.	Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology (“Fuxin”) based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2016 and June 30, 2015 was $12.6 million and $11.9 million, respectively. During each of the three months ended March 31, 2016 and 2015, the Company’s pro-rata share of earnings from this investment was $0.2 million, and was $0.6 million and $0.7 million during the nine months ended March 31, 2016 and 2015, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

Note 5.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2016	2015
Raw materials	$73,570	$71,210
Work in progress	58,903	52,726
Finished goods	49,315	40,452
	$181,788	$164,388

Note 6.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2016	2015
Land and improvements	$5,038	$4,566
Buildings and improvements	100,300	91,171
Machinery and equipment	422,572	366,560
Construction in progress	31,458	17,749
	559,368	480,046
Less accumulated depreciation	(306,226)	(276,234)
	$253,142	$203,812

During the quarter ended March 31, 2016, the Company’s one year timeframe to sell its manufacturing facility in New Port Ritchey, Florida under U.S. GAAP accounting for assets held for sale expired. The Company reclassified the carrying value of the land and building of approximately $1.2 million from Prepaid and other current assets to Property, plant and equipment in the Condensed Consolidated Balance Sheet at March 31, 2016. The Company cumulatively adjusted suspended depreciation for the period in which the asset was classified as held for sale. The depreciation adjustment was insignificant.

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2016
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$43,578	$99,426	$52,890	$195,894
Goodwill acquired	45,193	-	-	45,193
Foreign currency translation	49	(1,799)	-	(1,750)
Balance-end of period	$88,820	$97,627	$52,890	$239,337

Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of March 31, 2016.

In connection with the acquisitions of EpiWorks and ANADIGICS in February 2016 and March 2016, respectively, the Company recorded the excess purchase price over the net assets of the businesses acquired as goodwill in the accompanying Condensed Consolidated Balance Sheet based on preliminary purchase price allocations.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2016 and June 30, 2015 were as follows ($000):

	March 31, 2016			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$60,330	$(21,747)	$38,583	$50,520	$(18,838)	$31,682
Trademarks	15,968	(1,176)	14,792	15,869	(1,111)	14,758
Customer Lists	134,925	(32,180)	102,745	102,489	(26,583)	75,906
Other	1,616	(1,483)	133	1,572	(1,456)	116
Total	$212,839	$(56,586)	$156,253	$170,450	$(47,988)	$122,462

In conjunction with the acquisitions of EpiWorks and ANADIGICS, the Company recorded $10.3 million of technology and patents, $32.8 million of customer lists, and $ 0.3 million of trademarks. The intangibles were recorded based on the Company’s preliminary purchase price allocation which is expected to be finalized within one year from the date of acquisition.

Amortization expense recorded on the Company’s intangible assets was $3.2 million and $9.2 million for the three and nine months ended March 31, 2016, respectively, and was $3.0 million and $9.0 million for the three and nine months ended March 31, 2015, respectively.  The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 106 months. The customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 167 months. The gross carrying amount of trademarks includes $14.2 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At March 31, 2016, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2016	$3,585
2017	14,340
2018	13,799
2019	13,439
2020	13,045

Note 8.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2016	2015
Line of credit, interest at LIBOR, as defined, plus 1.25%	$210,200	$108,500
Term loan, interest at LIBOR, as defined, plus 1.25%	50,000	65,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,671	2,457
Total debt	262,871	175,957
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$242,871	$155,957

The Company’s Second Amended and Restated Credit Agreement (the “Credit Facility”) provides for a revolving credit facility of $225 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of September 10, 2018. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 10, 2018 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2016, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At each of March 31, 2016 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $15.4 million and $116.6 million under its lines of credit as of March 31, 2016 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2016 and June 30, 2015, total outstanding letters of credit supported by these credit facilities were $1.2 million and $1.5 million, respectively.

The weighted average interest rate of total borrowings was 1.6% and 1.8% for the nine months ended March 31, 2016 and 2015, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of March 31, 2016 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	10,000	-	210,200	220,200
Year 4	-	-	-	-
Year 5	-	2,671	-	2,671
Total	$50,000	$2,671	$210,200	$262,871

Note 9.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2016 and 2015 was 17.1% and 13.6%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2016 and June 30, 2015, the Company’s gross unrecognized income tax benefit was $4.6 million and $4.0 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at March 31, 2016 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the $4.6 million and $4.0 million of gross unrecognized income tax benefit at March 31, 2016 and June 30, 2015, respectively, was immaterial. Fiscal years 2013 to 2015 remain open to examination by the United States Internal Revenue Service, fiscal years 2011 to 2015 remain open to examination by certain state jurisdictions, and fiscal years 2008 to 2015 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal year 2011 and 2012 California state income tax returns are currently under examination by the state of California’s Franchise Tax Board. The Company’s fiscal year 2012 and 2013 German income tax returns are currently under examination by the Federal Central Tax Office in Germany.

Note 10.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares are not included in the calculation because they were anti-dilutive totaled approximately 109,000 and 178,000 for the three and nine months ended March 31, 2016, respectively, and 334,000 and 729,000 for the three and nine months ended March 31, 2015, respectively ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings	$14,938	$14,508	$51,143	$48,906
Divided by:
Weighted average shares	61,369	61,082	61,252	61,319

Basic earnings per common share:	$0.24	$0.24	$0.83	$0.80

Net earnings	$14,938	$14,508	$51,143	$48,906
Divided by:
Weighted average shares	61,369	61,082	61,252	61,319
Dilutive effect of common stock equivalents	1,684	1,431	1,566	1,286
Diluted weighted average common shares	63,053	62,513	62,818	62,605

Diluted earnings per common share:	$0.24	$0.23	$0.81	$0.78

Note 11.	Segment Reporting

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

The II-VI Laser Solutions segment is located in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy, South Korea and the Philippines. II-VI Laser Solutions is directed by the President of II-VI Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers, fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names. II-VI Laser Solutions also manufactures compound semiconductor epitaxial wafers for applications in optical components, wireless devices, and high-speed communication systems and manufactures 6-inch gallium arsenide wafers allowing for the production of high performance lasers and integrated circuits in high volume sold under the EpiWorks and ANADIGICS brand names.

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

The II-VI Performance Products segment is located in the U.S., Vietnam, Japan, China, Germany and the Philippines. II-VI Performance Products is directed by the President of II-VI Performance Products, while each geographic location is directed by a general manager. II-VI Performance Products is further divided into production and administrative units that are directed by managers. II-VI Performance Products designs, manufactures and markets infrared optical components and high-precision optical assemblies for military, medical and commercial laser imaging applications.  In addition, the segment designs, manufactures and markets unique engineered materials for thermo-electric and silicon carbide applications servicing the semiconductor, military and medical markets.

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

On February 1, 2016, the Company completed its acquisition of EpiWorks. On March 15, 2016, the Company completed its acquisition of ANADIGICS. See Note 3. Acquisitions. The operating results of these acquisitions have been reflected in the selected financial information of the Company’s II-VI Laser Solutions segment since the respective dates of acquisition.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$73,778	$80,603	$50,724	$-	$205,105
Inter-segment revenues	5,962	3,363	1,800	(11,125)	-
Operating income	5,395	9,543	4,452	-	19,390
Interest expense	-	-	-	-	(769)
Other income (expense), net	-	-	-	-	(1,257)
Income taxes	-	-	-	-	(2,426)
Net earnings	-	-	-	-	14,938
Depreciation and amortization	4,192	4,888	5,581	-	14,661
Segment assets	502,754	449,511	270,130	-	1,222,395
Expenditures for property, plant and equipment	7,156	4,160	2,271	-	13,587
Investment	-	-	12,567	-	12,567
Goodwill	88,820	97,627	52,890	-	239,337

	Three Months Ended March 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$73,289	$64,303	$45,117	$-	$182,709
Inter-segment revenues	5,023	2,853	1,924	(9,800)	-
Operating income	14,058	608	2,993	-	17,659
Interest expense	-	-	-	-	(844)
Other income (expense), net	-	-	-	-	(1,534)
Income taxes	-	-	-	-	(773)
Net earnings	-	-	-	-	14,508
Depreciation and amortization	3,233	5,124	4,253	-	12,610
Expenditures for property, plant and equipment	2,994	2,098	3,462	-	8,554

	Nine Months Ended March 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$215,552	$226,762	$143,432	$-	$585,746
Inter-segment revenues	15,342	9,160	5,738	(30,240)	-
Operating income	28,820	23,282	10,797	-	62,899
Interest expense	-	-	-	-	(2,015)
Other income (expense), net	-	-	-	-	794
Income taxes	-	-	-	-	(10,535)
Net earnings	-	-	-	-	51,143
Depreciation and amortization	11,587	14,961	15,237	-	41,785
Expenditures for property, plant and equipment	16,511	10,783	5,449	-	32,743

	Nine Months Ended March 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$213,743	$188,794	$142,741	$-	$545,278
Inter-segment revenues	15,585	9,473	6,032	(31,090)	-
Operating income	39,207	3,093	11,286	-	53,586
Interest expense	-	-	-	-	(3,086)
Other income (expense), net	-	-	-	-	6,079
Income taxes	-	-	-	-	(7,673)
Net earnings	-	-	-	-	48,906
Depreciation and amortization	10,134	15,875	13,233	-	39,242
Expenditures for property, plant and equipment	22,432	8,067	9,664	-	40,163

Note 12.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which was approved by the shareholders at the Annual Meeting in November 2015. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 4,900,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 15% to cost of goods sold and 85% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2016	2015	2016	2015
Stock Options and Cash-Based Stock Appreciation Rights	$755	$1,172	$3,892	$4,387
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	991	1,109	3,776	3,268
Performance Share Awards and Cash-Based Performance Share Unit Awards	762	1,331	2,438	2,321
	$2,508	$3,612	$10,106	$9,976

Note 13.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2016, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was immaterial for the three and nine months ended March 31, 2016. At March 31, 2016, the Company had a contingent earnout arrangement related to the acquisition of EpiWorks recorded at fair value. The EpiWorks earnout arrangement provides up to a maximum of $6.0 million of additional cash payments to the former shareholders based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable $2.0 million for the achievement of each specific target over the next three years. As of March 31, 2016, the Company has made no earnout payments. Due to the timing of the acquisition, the Company is still in the process of completing its fair market valuation of the earnout arrangement. The Company has recorded the fair value of the earnout arrangement of $2.0 million in Other accrued liabilities and $4.0 million in Other liabilities in the Condensed Consolidated Balance Sheets. The fair value of the earnout arrangement was based on significant inputs not observable in the market and represents a Level 3 measurement as defined by U.S. GAAP.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at March 31, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$99	$-	$99	$-
Contingent earnout arrangement	$6,000	$-	$-	$6,000

Fair Value Measurements at June 30, 2015 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$130	$-	$130	$-

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and nine months ended March 31, 2016.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s level 3 contingent earnout arrangement related to the acquisition of EpiWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2015	$-
Contingent earnout arrangement	6,000
Payments	-
Changes in fair value	-

Balance at March 31, 2016	$6,000

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

The Company has recorded the fair market value of these contracts in the Company’s Condensed Consolidated Financial Statements. These contracts had a total notional amount of $5.8 million and $10.8 million at March 31, 2016 and June 30, 2015, respectively. As of March 31, 2016, these forward contracts had expiration dates ranging from April 2016 through July 2016, with Japanese Yen denominations individually ranging from 100 million Yen to 200 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the

Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other liabilities in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for each of the three and nine months ended March 31, 2016 and 2015 was insignificant.

Note 15.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Nine Months Ended
March 31, 2016
Balance-beginning of period	$3,251
Payments made during the period	(2,423)
Additional warranty liability recorded during the period	2,492
Warranty reserve acquired through acquisitions	82
Balance-end of period	$3,402

Note 16.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. The unfunded pension liability of $10.0 million is recorded in Other liabilities in the Condensed Consolidated Balance Sheet at March 31, 2016.   Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$658	$680	$1,978	$2,033
Interest cost	107	181	321	541
Expected return on plan assets	(269)	(270)	(810)	(807)
Net amortization	(22)	28	41	(481)
Net periodic pension costs	$474	$619	$1,530	$1,286

The Company contributed $0.5 million and $1.5 million to the Swiss Plan during the three and nine months ended March 31, 2016, respectively, and $0.6 million and $1.8 million during the three and nine months ended March 31, 2015, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $0.5 million to the Swiss Plan during the remainder of fiscal year 2016.

Note 17.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2016, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the nine months ended March 31, 2016 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2015	$9,466	$(801)	$8,665
Other comprehensive income (loss) before reclassifications	(9,009)	-	(9,009)
Amounts reclassified from AOCI	-	32	32
Net current-period other comprehensive income (loss)	(9,009)	32	(8,977)
AOCI - March 31, 2016	$457	$(769)	$(312)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the quarter ended March 31, 2016, the Company completed the acquisitions of EpiWorks and ANADIGICS. The results of operations for these two acquisitions are included in the II-VI Laser Solutions segment since the respective acquisition dates.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of March 31, 2016.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations (in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Bookings	$235.5		$195.7

		% of		% of
		Revenues		Revenues
Total revenues	$205.1	100.0%	$182.7	100.0%
Cost of goods sold	127.4	62.1	117.0	64.0
Gross margin	77.7	37.9	65.7	36.0
Operating expenses:
Internal research and development	14.9	7.3	12.9	7.1
Selling, general and administrative	43.4	21.2	35.2	19.3
Interest and other, net	2.1	1.0	2.3	1.3
Earnings before income tax	17.3	8.5	15.3	8.3
Income taxes	2.4	1.2	0.8	0.4
Net earnings	$14.9	7.3%	$14.5	7.9%

Diluted earnings per share:	$0.24		$0.23

	Nine Months Ended		Nine Months Ended
	March 31, 2016		March 31, 2015
Bookings	$630.4		$564.2

		% of		% of
		Revenues		Revenues
Total revenues	$585.8	100.0%	$545.3	100.0%
Cost of goods sold	365.5	62.4	348.7	63.9
Gross margin	220.3	37.6	196.6	36.1
Operating expenses:
Internal research and development	40.3	6.9	38.7	7.1
Selling, general and administrative	117.1	20.0	104.4	19.1
Interest and other, net	1.2	0.2	(3.1)	(0.6)
Earnings before income tax	61.7	10.5	56.6	10.4
Income taxes	10.6	1.8	7.7	1.4
Net earnings	$51.1	8.7%	$48.9	9.0%

Diluted earnings per share:	$0.81		$0.78

Executive Summary

Net earnings for the three months ended March 31, 2016 were $14.9 million ($0.24 per-share diluted), compared to $14.5 million ($0.23 per-share diluted) for the same period last fiscal year.  Net earnings for the nine months ended March 31, 2016 were $51.1 million ($0.81 per-share diluted), compared to $48.9 million ($0.78 per-share diluted) for the same period last fiscal year. During the current quarter ended March 31, 2016, the Company completed the acquisitions of EpiWorks and ANADIGICS.  These acquisitions contributed approximately $4.2 million in revenues but were dilutive to earnings.  Including the operating losses of these two acquisitions, as well as certain transaction expenses and other one-time related expenses, the negative impact of these acquisitions to the Company’s results of operations during the current fiscal quarter was $6.9 million, or $0.11 per share diluted.  Offsetting the losses from the recent acquisitions were strong financial results experienced by the Company’s II-VI Photonics segment. This segment realized revenue increases of over 20% during the current three and nine month periods compared to the same periods last fiscal year.  The revenues increase for this segment was driven by broad based demand across the whole spectrum of optical communication markets, including data center markets.

Included in net earnings for the prior nine months ended March 31, 2015 was a one-time settlement of $7.1 million, $0.11 per-share diluted, related to certain payment obligations in the purchase agreements for acquisitions completed in fiscal year 2015.

Consolidated

Bookings. Bookings for the three months ended March 31, 2016 increased 20% to $235.5 million, compared to $195.7 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2016 increased 12% to $630.4 million, compared to $564.2 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The increase in bookings was primarily driven by the II-VI Photonics segment which realized increased booking of $31.0 million and $61.3 million for both the current three and nine month periods ended March 31, 2016, respectively. This segment has continued to experience strong orders from the China broadband build-out program as well as increased demand for 100Gmetro deployments in the United States and continued demand for the segment’s products that serve the data center expansion.

Revenues. Revenues for the three months ended March 31, 2016 increased 12% to $205.1 million compared to $182.7 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2016 increased 7% to $585.8 million, compared to $545.3 million for the same period last fiscal year. The increase in revenues for both the three and nine months ended March 31, 2016 was driven by optical and data communication markets continuing to undergo a cycle of investment and expansion.  The Company’s II-VI Photonics segment has capitalized on these markets dynamics and realized increased revenues of $16.3 million and $38.0 million for the current periods compared to last fiscal year.

Gross margin. Gross margin for the three months ended March 31, 2016 was $77.7 million or 37.9% of total revenues, compared to $65.7 million or 36.0% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2016 was $220.3 million or 37.6% of total revenues, compared to $196.6 million or 36.1% of total revenues, for the same period last fiscal year. The improvement in gross margin for both the three and nine month periods ended March 31, 2016 compared to last fiscal year was primarily driven by incremental margins realized on the Company’s higher revenue levels as well as product mix at II-VI Photonics towards higher margin products.  The inclusion of the recent acquisitions did not have a material impact to the current quarter’s gross margin but going forward, the Company’s anticipates the margin to be impacted somewhat by the lower margin profile that each of EpiWorks and ANADIGICS historically has realized.

 Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2016 were $14.9 million, or 7.3% of revenues, compared to $12.9 million, or 7.1% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2016 were $40.3 million, or 6.9% of revenues, compared to $38.7 million, or 7.1% of revenues, for the same period last fiscal year. The increase in internal research and development expense in terms of dollars is the result of the Company’s continued investments for future applications in the development of the technology required to fabricate Vertical Cavity Surface Emitting Lasers (“VCSELs”) in large volume.  The Company anticipates the internal research and development expenses as a percentage of revenues to continue to increase as the Company continues to execute its growth strategy around VCSELs.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2016 were $43.4 million, or 21.2% of revenues, compared to $35.2 million, or 19.3% of revenues, for the same period last fiscal year. Selling, general and administrative expenses for the nine months ended March 31, 2016 were $117.1 million, or 20.0% of revenues, compared to $104.4 million, or 19.1% of revenues, for the same period last fiscal year. During the current quarter, the acquisitions completed during the quarter ended  March 31, 2016 contributed approximately $3.2 million of selling general and administrative expenses.  In addition, the Company incurred approximately $3.0 million of transaction related expenses during the current quarter.  The remaining increase for both the current three and nine month periods was the result of higher levels of expense to support a growing revenue base.

Interest and other, net. Interest and other, net for the three months ended March 31, 2016 was expense of $2.1 million, compared to expense of $2.3 million for the same period last fiscal year. Interest and other, net for the nine months ended March 31, 2016 was expense of $1.2 million, compared to income of $3.1 million for the same period last fiscal year. Included in interest and other, net for the three and nine months ended March 31, 2016 were earnings on the Company’s equity interest in Fuxin, interest expense on borrowings, interest income on excess cash reserves, and unrealized gains and losses on the Company’s deferred compensation plan and foreign currency gains and losses.  The prior year’s nine months period included a one-time settlement gain of $7.7 million related to certain payment obligations related to acquisitions completed in fiscal year 2014.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2016 was 17.1%, compared to an effective tax rate of 13.6% for the same period last fiscal year.  The Company benefits from a lower worldwide tax rate as a result of the mix of pre-tax income among its foreign taxing jurisdictions.  The prior year’s lower tax rate reflected a $1.5 million reversal of certain unrecognized income tax benefits as a result of the expiration of the statute of limitations of the Company’s fiscal year 2011 federal income tax return.

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

II- VI Laser Solutions (in millions)

			%			%
	Three Months Ended		Increase	Nine Months Ended		Increase
	March 31,		(Decrease)	March 31,		(Decrease)
	2016	2015		2016	2015
Bookings	$81.8	$72.8	12%	$217.3	$210.3	3%
Revenues	$73.8	$73.3	1%	$215.6	$213.8	1%
Operating income	$5.4	$14.1	(62%)	$28.8	$39.2	(27%)

The above operating results include the Company’s recent acquisitions of EpiWorks and ANADIGICS from the date of acquisitions through March 31, 2016.

Bookings for the three months ended March 31, 2016 for II-VI Laser Solutions increased 12% to $81.8 million, compared to $72.8 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2016 for II-VI Laser Solutions increased 3% to $217.3 million, compared to $210.3 million for the same period last fiscal year. The increase in bookings for both the current three and nine months ended March 31, 2016 was primarily driven by increased demand for the segment’s low power CO2 laser optics.

Revenues for the three months ended March 31, 2016 for II-VI Laser Solutions increased 1% to $73.8 million, compared to revenues of $73.3 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2016 for II-VI Laser Solutions increased 1% to $215.6 million, compared to revenues of $213.8 million for the same period last fiscal year.  Revenues for both the current three and nine months ended were consistent with the prior fiscal year amounts.

Operating income for the three months ended March 31, 2016 for II-VI Laser Solutions decreased 62% to $5.4 million, compared to $14.1 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2016 for II-VI Laser Solutions decreased 27% to $28.8 million, compared to $39.2 million for the same period last fiscal year.  During the current quarter, the Company acquired both EpiWorks and ANADIGICS which incurred combined operating losses of $2.4 million.  In addition, the segment absorbed transaction and other one-time expense of $4.9 million associated with these acquisitions.

II- VI Photonics (in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2016	2015		2016	2015
Bookings	$103.0	$72.0	43%	$265.7	$204.4	30%
Revenues	$80.6	$64.3	25%	$226.8	$188.8	20%
Operating income	$9.6	$0.6	1,500%	$23.3	$3.1	652%

Bookings for the three months ended March 31, 2016 for II-VI Photonics increased 43% to $103.0 million, compared to $72.0 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2016 for II-VI Photonics increased 30% to $265.7 million, compared to $204.4 million for the same period last fiscal year. The increase in bookings for both the current three and nine months ended March 31, 2016 was the result of market demand from the China broadband build-out, 100G metro deployments in the United States as well as demand for the segment’s products that serve the data center expansion.

Revenues for the three months ended March 31, 2016 for II-VI Photonics increased 25% to $80.6 million, compared to $64.3 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2016 for II-VI Photonics increased 20% to $226.8 million, compared to $188.8 million for the same period last fiscal year. The increase in revenues for both the current three and nine months ended March 31, 2016 was the result continued investments and expansion within the optical and data communications markets which have favorably impacted demand for the segment’s product portfolio.  In particular, the segment has realized increased demand for its 980nm pumps and amplifiers to support undersea fiber optic communication markets.

Operating income for the three months ended March 31, 2016 for II-VI Photonics increased 1,500% to $9.6 million, compared to $0.6 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2016 for II-VI Photonics increased 652% to $23.3 million, compared to $3.1 million for the same period last fiscal year. The increase in operating income for both the three and nine month periods ended March 31, 2016 was primarily due to incremental margins realized on the higher revenue levels as well as product mix in the segment to higher margin products.

II-VI Performance Products (in millions)

	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	March 31,		Increase	March 31,		Increase
	2016	2015		2016	2015
Bookings	$50.7	$50.9	(0%)	$147.4	$149.5	(1%)
Revenues	$50.7	$45.1	12%	$143.4	$142.7	0%
Operating income	$4.4	$3.0	47%	$10.8	$11.3	(4%)

Bookings for the three months ended March 31, 2016 for II-VI Performance Products were essentially consistent at $50.7 million, compared to $50.9 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2016 for II-VI Performance Products decreased 1% to $147.4 million, compared to $149.5 million for the same period last fiscal year.

Revenues for the three months ended March 31, 2016 for II-VI Performance Products increased 12% to $50.7 million, compared to $45.1 million for the same period last fiscal year. The increase in revenues for the current fiscal quarter to the same period last fiscal year was the result of increased shipments of personal comfort, silicon carbide, industrial and military related products.  Revenues for the nine months ended March 31, 2016 for II-VI Performance Products were essentially consistent at $143.4 million, compared to $142.7 million for the same period last fiscal year.

Operating income for the three months ended March 31, 2016 for II-VI Performance Products increased 47% to $4.4 million, compared to $3.0 million for the same period last fiscal year. The improvement in operating income during the current fiscal quarter is a combination of higher revenue levels as well as a shift in product mix to higher margin products within the military markets. Operating income for the nine months ended March 31, 2016 for II-VI Performance Products decreased 4% to $10.8 million, compared to $11.3 million for the same period last fiscal year primarily related to absorbing higher levels of unallocated corporate expenses in the current nine months.

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

	Nine Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$81.2	$85.7
Additions to property, plant and equipment	(32.7)	(40.2)
Purchases of businesses, net of cash acquired	(118.7)	-
Net borrowings (payments) on long-term borrowings	86.7	(53.5)
Purchases of treasury shares	(6.3)	(12.7)
Proceeds from exercises of stock options	7.4	4.1
Other financing activities	(1.9)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(0.4)

Net cash provided by operating activities:

Net cash provided by operating activities was $81.2 million for the nine months ended March 31, 2016, compared to net cash provided by operating activities of $85.7 million for the same period last fiscal year.  The decrease in net cash provided by operations during the current nine months ended March 31, 2016 was primarily attributed to funding the transaction costs associated with the Company’s acquisitions during the current fiscal quarter.

Net cash used in investing activities:

Net cash used in investing activities was $151.3 million for the nine months ended March 31, 2016, compared to net cash used of $40.1 million for the same period last fiscal year.  During the current fiscal year, the Company spent $118.7 million for the acquisitions previously noted.  In addition, the Company funded investments in capital expenditures for capacity expansion and automation to further continue its growth objectives. Capital expenditures for the prior fiscal year included approximately $13.4 million relating to the purchase of the Company’s manufacturing facility in Berlin, Germany.

Net cash used in financing activities:

Net cash provided by financing activities was $86.0 million for the nine months ended March 31, 2016 compared to net cash used in financing activities of $65.1 million. During the current nine months the Company borrowed $121.2 million to fund the acquisitions of EpiWorks and ANADIGICS.  In addition, the Company received $7.4 million of proceeds from stock option exercises reflecting the increased share price of the Company’s stock. Offsetting the increase in cash were payments made on outstanding borrowings of $38.5 million, treasury repurchases of $6.3 million and $1.9 million of minimum tax withholding payments on vesting of employees’ restricted and performance shares.  Net cash used in financing activities of $65.1 million during the prior year’s nine months ended March 31, 2015 was primarily composed of $53.5 million of repayments on borrowings, $12.7 million on repurchase of treasury stock and payments on holdback arrangements of $2.4 million on prior year’s acquisitions offset by $4.1 million of proceeds from exercises of stock options.

The Company’s current Credit Facility provides for a revolving credit facility of $225 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2013, as follows: (i) twenty consecutive quarterly installments of $5.0 million and (ii) a final installment of all remaining principal due and payable on the maturity date of September 10, 2018. Amounts borrowed under the revolving credit facility are due and payable on the maturity date.  The Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Credit Facility has a five-year term through September 10, 2018 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Credit Facility.  If the Base Rate Option is selected for a borrowing, the Applicable Margin is 0.00% to 0.75% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2016, the Company was in compliance with all financial covenants under its Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2016 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $15.4 million and $116.6 million under its lines of credit as of March 31, 2016 and June 30, 2015, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2016 and June 30, 2015, total outstanding letters of credit supported by the credit facilities were $1.2 million.

The weighted average interest rate of total borrowings under all credit facilities was 1.6% and 1.8% for the three months ended March 31, 2016 and 2015, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2016, the Company has purchased 1,318,987 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2016	2015
Cash and cash equivalents	$187.4	$173.6
Available borrowing capacity	15.4	116.6
Total debt obligation	262.9	176.0

The Company believes that cash flow from operations, existing cash reserves, available borrowing capacity and its ability to exercise its option to request an increase to the size of the Credit Facility in an aggregate additional amount not to exceed $100 million will allow the Company to fund its working capital needs, capital expenditures, repayment of long-term borrowings, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2016 and June 30, 2015, the Company held approximately $143 million and $145 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2016.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$262,871	$20,000	$240,200	$2,671	$-
Interest payments(1)	10,688	4,177	6,445	66	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	68,605	13,675	18,196	12,908	23,826
Purchase obligations(3) (4)	17,383	11,639	5,744	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$359,547	$49,491	$270,585	$15,645	$23,826

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2016 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2056.
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

(4)

Includes $6.0 million of contingent earnout liability associated with the acquisition of EpiWorks as well as a $0.2 million working capital adjustment payable to the former shareholders of EpiWorks as part of the purchase price.

A $4.6 million gross unrecognized income tax benefit at March 31, 2016 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risks

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen. No significant changes have occurred in the techniques and instruments used other than those described below.

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $5.8 million and $10.8 million at March 31, 2016 and June 30, 2015, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.3 million to an increase of $1.5 million for the three months ended March 31, 2016. A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $3.5 million to an increase of $4.3 million for the nine months ended March 31, 2016.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $1.9 million to an increase of $2.3 million for the three months ended March 31, 2016.

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

Interest Rate Risks

As of March 31, 2016, the Company’s total outstanding borrowings of $262.9 million were from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $50.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $210.2 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million and $1.5 million for the three and nine months ended March 31, 2016, respectively.

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

Zalewski Litigation

The Company has been named as a defendant in a class action lawsuit captioned Wes Zalewski v. ANADIGICS, Inc., et al., filed on January 27, 2016 in the Superior Court of New Jersey, Somerset County (the “Zalewski Litigation”), which is related to the Company’s acquisition of ANADIGICS, Inc. (“ANADIGICS”). In the Zalewski Litigation, the plaintiff, a stockholder in ANADIGICS, generally alleges, among other things, that the members of ANADIGICS’s board of directors breached their fiduciary duties by failing to take steps to maximize the value to be paid to ANADIGICS’s shareholders, putting the board of directors’ personal interests ahead of the interests of ANADIGICS, using allegedly unfair deal protection devices, and having an unfair and inadequate process in negotiating the tender offer and the merger. The plaintiff also has named the Company and its wholly-owned subsidiary, Regulus Acquisition Sub, Inc. (“Purchaser”), as defendants in the lawsuit, alleging that both Purchaser and II-VI aided and abetted the breaches of fiduciary duty by the ANADIGICS board of directors. In March 2016, the Zalewski Litigation was transferred to the United States District Court for the District of Delaware, and is now captioned Wes Zalewski v. ANADIGICS, Inc., et al., Civil Action No. 16-cv-00136-SLR.  The plaintiff in the Zalewski Litigation is now seeking monetary relief and attorneys’ fees and expenses. The Company and the other defendants are reviewing the allegations in the Zalewski Litigation, but believe the Zalewski Litigation is without merit and intend to vigorously defend against the allegations. The Company does not believe that a material loss related to this claim is reasonably possible.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended March 31, 2016:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs	Program
January 1, 2016 to January 31, 2016	-	$-	-	$30,906,904
February 1, 2016 to February 29, 2016	-	$-	-	$30,906,904
March 1, 2016 to March 31, 2016	-	$-	-	$30,906,904
Total	-	$-	-

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Employment Agreement, dated February 1, 2016, by and between II-VI and Gary A. Kapusta.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on February 1, 2016

31.01	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: May 9, 2016	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman and Chief Executive Officer

Date: May 9, 2016	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01	Employment Agreement, dated February 1, 2016, by and between II-VI and Gary A. Kapusta.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on February 1, 2016

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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