Form 10-Q
period 2016-09-30
II-VI INC
filed 2016-11-08
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

At November 4, 2016, 62,279,166 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$220,096	$218,445
Accounts receivable - less allowance for doubtful accounts of $1,740 at September 30, 2016 and $2,016 at June 30, 2016	155,954	164,817
Inventories	182,647	175,133
Prepaid and refundable income taxes	5,807	6,535
Prepaid and other current assets	20,060	18,033
Total Current Assets	584,564	582,963
Property, plant & equipment, net	260,912	242,857
Goodwill	233,604	233,755
Other intangible assets, net	121,444	124,590
Investment	11,684	11,354
Deferred income taxes	6,568	7,848
Other assets	9,711	8,614
Total Assets	$1,228,487	$1,211,981

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	62,138	53,796
Accrued compensation and benefits	39,162	59,012
Accrued income taxes payable	11,382	12,588
Other accrued liabilities	21,544	25,846
Total Current Liabilities	154,226	171,242
Long-term debt	228,206	215,307
Deferred income taxes	11,734	11,103
Other liabilities	33,764	31,991
Total Liabilities	427,930	429,643
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 73,250,344 shares at September 30, 2016; 72,840,257 shares at June 30, 2016	249,447	243,812
Accumulated other comprehensive loss	(14,711)	(14,017)
Retained earnings	669,082	652,788
	903,818	882,583
Treasury stock, at cost - 11,053,874 shares at September 30, 2016 and 10,965,925 shares at June 30, 2016	(103,261)	(100,245)
Total Shareholders' Equity	800,557	782,338
Total Liabilities and Shareholders' Equity	$1,228,487	$1,211,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2016	2015
Revenues
Domestic	$69,318	$70,751
International	152,202	118,456
Total Revenues	221,520	189,207

Costs, Expenses and Other Expense (Income)
Cost of goods sold	133,918	118,018
Internal research and development	21,832	13,151
Selling, general and administrative	42,079	36,310
Interest expense	1,246	649
Other expense (income), net	(1,402)	(1,057)
Total Costs, Expenses and Other Expense (Income)	197,673	167,071

Earnings Before Income Taxes	23,847	22,136

Income Taxes	7,553	4,922

Net Earnings	$16,294	$17,214

Basic Earnings Per Share	$0.26	$0.28

Diluted Earnings Per Share	$0.26	$0.27

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended
	September 30,
	2016	2015

Net earnings	$16,294	$17,214
Other comprehensive income (loss):
Foreign currency translation adjustments	(582)	(8,151)
Pension adjustment, net of taxes of ($52) and $10 for the three months ended, respectively	(112)	36
Comprehensive income	$15,600	$9,099

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net earnings	$16,294	$17,214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,708	10,345
Amortization	3,174	2,960
Share-based compensation expense	3,073	4,009
Loss (gain) on foreign currency remeasurements and transactions	582	(712)
Earnings from equity investment	(331)	(264)
Deferred income taxes	1,521	(360)
Excess tax benefits from share-based compensation expense	(139)	(30)
Increase (decrease) in cash from changes in:
Accounts receivable	8,283	6,459
Inventories	(7,551)	(5,489)
Accounts payable	8,338	(5,073)
Income taxes	166	766
Accrued compensation and benefits	(19,756)	(7,183)
Other operating net assets	(5,849)	(463)
Net cash provided by operating activities	19,513	22,179
Cash Flows from Investing Activities
Additions to property, plant & equipment	(29,994)	(9,424)
Other investing activities	145	25
Net cash used in investing activities	(29,849)	(9,399)
Cash Flows from Financing Activities
Proceeds from borrowings	24,000	4,000
Payments on borrowings	(10,000)	(17,500)
Purchases of treasury stock	-	(5,884)
Proceeds from exercises of stock options	1,745	766
Payments in satisfaction of employees' minimum tax obligations	(2,230)	(1,680)
Debt issuance costs	(1,384)	-
Other financing activities	139	30
Net cash provided by (used in) financing activities	12,270	(20,268)
Effect of exchange rate changes on cash and cash equivalents	(283)	(2,367)
Net increase (decrease) in cash and cash equivalents	1,651	(9,855)
Cash and Cash Equivalents at Beginning of Period	218,445	173,634
Cash and Cash Equivalents at End of Period	$220,096	$163,779
Cash paid for interest	$1,092	$657
Cash paid for income taxes	$5,721	$4,535

Non cash transactions:
Purchases of treasury stock recorded in Other accrued liabilities	$-	$400

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income	Earnings	Shares	Amount	Total

Balance - June 30, 2016	72,840	$243,812	$(14,017)	$652,788	(10,966)	$(100,245)	$782,338
Shares issued under share-based compensation plans	373	1,745	-	-	(104)	(2,230)	(485)
Net earnings	-	-	-	16,294	-	-	16,294
Treasury stock under deferred compensation arrangements	37	786	-	-	16	(786)	-
Foreign currency translation adjustments	-	-	(582)	-	-	-	(582)
Share-based compensation expense	-	3,073	-	-	-	-	3,073
Pension adjustment, net of taxes of ($52)	-	-	(112)	-	-	-	(112)
Net tax benefits from share-based compensation expense	-	31	-	-	-	-	31
Balance - September 30, 2016	73,250	$249,447	$(14,711)	$669,082	(11,054)	$(103,261)	$800,557

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2016 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Certain amounts from prior periods have been reclassified on the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation relating to Accrued compensation and benefits in Net cash provided by operating activities and Payments in satisfaction of employees’ minimum tax obligations in Net cash provided by (used in) financing activities.

Note 2.	Recent Accounting Pronouncements

Adopted Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The Company adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s Consolidated Financial Statements other than corresponding reductions to total assets and total liabilities on the Condensed Consolidated Balance Sheets. Prior to adoption, the Company recorded deferred financing costs as Other assets on the Consolidated Balance Sheets. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce long term debt on the consolidated balance sheet and retrospectively reclassified $0.6 million that were previously presented as deferred financing costs, an asset on the consolidated balance sheet as of June 30, 2016. There was no effect on the consolidated statements of operations as a result of the adoption.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance about whether a cloud computing arrangement includes a software license. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

Pronouncements Currently Under Evaluation

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in the update provide guidance on eight specific cash flow issues. The update will be effective for the Company’s 2019 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. The standard will be effective for the Company’s 2018 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that a lessee recognize leased assets with terms greater than 12 months on the balance sheet for the rights and obligations created by those leases. The standard will be effective for the Company’s 2020 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of Financial Assets and Financial Liabilities (Topic 825). This update requires that public entities measure equity investments with readily determinable fair values, at fair value, with changes in their fair value recorded through net income. This ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The standard will be effective for the Company’s 2018 fiscal year. The Company is evaluating the impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update will be effective for the Company’s 2019 fiscal year. The Company has not yet selected a transition method and is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The update is effective for the Company’s 2017 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note 3.	Acquisitions

EpiWorks, Inc.

In February 2016, the Company acquired all the outstanding shares of EpiWorks, Inc. (“EpiWorks”) a privately held company based in Illinois. Under the terms of the merger agreement, the consideration consisted of initial cash paid at the acquisition date of $43.0 million, net of cash acquired and a working capital adjustment of $0.2 million. In addition, the agreement provides up to a maximum of $6.0 million of additional cash earnout opportunities based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable in the amount of $2.0 million for the achievement of each specific annual target over the next three years. EpiWorks develops and manufactures compound semiconductor epitaxial wafers for applications in optical components, wireless devices and high-speed communication systems. EpiWorks is a business unit of the Company’s II-VI Laser Solutions operating segment for financial reporting purposes. The Company completed its valuation of the assets of EpiWorks during the quarter ended September 30, 2016.

The following table presents the purchase price at the date of acquisition ($000):

Net cash paid at acquisition	$42,981
Cash paid for working capital adjustment	163
Fair value of cash earnout arrangement	4,352
Purchase price	$47,496

The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition. ($000):

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

ANADIGICS, Inc.

In March 2016, the Company acquired all the outstanding shares of ANADIGICS, Inc.,(“ANADIGICS”) a previously publicly traded company based in New Jersey. Under the terms of the merger agreement, the consideration consisted of both a working capital advance of $3.5 million and cash paid of $78.2 million at the acquisition date, net of cash acquired of $2.7 million. ANADIGICS has a 6-inch gallium arsenide wafer fabrication capability allowing for the production of high performance lasers and integrated circuits in high volume. In addition, at the time of the acquisition, ANADIGICS designed and manufactured innovative radiofrequency (RF) solutions for CATV infrastructure, small-cell, WIFI and cellular markets. The Company divested this portion of the business in June 2016. In conjunction with the sale of the RF business, the Company renamed ANADIGICS as II-VI OptoElectronic Devices Division (“OED”). OED is a business unit of the Company’s II-VI Laser Solutions operating segment for financial reporting purposes.

The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

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

Divesture of the RF Business of ANADIGICS

On June 3, 2016, the Company sold the RF business of ANADIGICS that it acquired on March 15, 2016.  The consideration consisted of $45.0 million of cash received at closing, a working capital adjustment of $0.6 million to be received within 60 days after closing and $5.0 million contingent consideration to be earned based upon supplying minimum volumes of wafers to the purchaser over an 18-month period through December 2017. The $5.0 million contingent consideration will be recognized in net earnings when earned and received from the purchaser. During the quarter ended September 30, 2016, the Company recorded $1.25 million of this contingent consideration in Other income, net in the Condensed Consolidated Statement of Earnings. The Company believes the sale of this non-strategic business will allow the Company to focus its financial resources and devote greater attention to the 6-inch wafer fab business. The Company incurred approximately $0.4 million in transaction expenses and recorded an immaterial gain of less than $0.1 million on the sale of the RF business in fiscal year 2016.

The following table presents the carrying value of the assets and liabilities included as part of the disposal of the RF business of ANADIGICS ($000):

Assets
Inventories	$5,378
Equipment	5,813
Goodwill	35,352
$46,543
Liabilities
Accounts payable	$963

Total Consideration	$45,580

Note 4.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2016	2016
Raw materials	$72,808	$70,623
Work in progress	60,806	57,566
Finished goods	49,033	46,944
	$182,647	$175,133

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2016	2016
Land and land improvements	$5,001	$4,990
Buildings and improvements	110,703	110,219
Machinery and equipment	420,306	409,551
Construction in progress	52,277	34,602
	588,287	559,362
Less accumulated depreciation	(327,375)	(316,505)
	$260,912	$242,857

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2016
	II-VI Laser	II-VI	II-VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,105	$96,760	$52,890	$233,755
Foreign currency translation	8	(159)	-	(151)
Balance-end of period	$84,113	$96,601	$52,890	$233,604

Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of September 30, 2016.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2016 and June 30, 2016 were as follows ($000):

	September 30, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$54,297	$(23,780)	$30,517	$54,344	$(22,724)	$31,620
Trade Names	15,852	(1,241)	14,611	15,869	(1,209)	14,660
Customer Lists	112,113	(35,869)	76,244	112,141	(33,912)	78,229
Other	1,571	(1,499)	72	1,571	(1,490)	81
Total	$183,833	$(62,389)	$121,444	$183,925	$(59,335)	$124,590

Amortization expense recorded on the Company’s intangible assets was $3.2 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. The technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 98 months. The customer lists are being amortized over a range of approximately 60 to 240 months with a weighted average remaining life of approximately 142 months. The gross carrying amount of trade names includes $14.1 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At September 30, 2016, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2017	$9,514
2018	$12,108
2019	$11,789
2020	$11,048
2021	$10,181

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2016	2016
Line of credit, interest at LIBOR, as defined, plus 1.5%	$147,000	$188,000
Term loan, interest at LIBOR, as defined, plus 1.5%	100,000	45,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,966	2,917
Total debt	249,966	235,917
Current portion of long-term debt	(20,000)	(20,000)
Unamortized debt issuance costs	(1,760)	(610)
Long-term debt, less current portion and debt issuance costs	$228,206	$215,307

On July 28, 2016, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amended the related prior credit facility. The Amended Credit Facility provides for a revolving credit facility of $325 million (increased from $225 million), as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As part of entering into the Amended Credit Facility, the Company incurred $1.4 million of new debt issuance costs which are being amortized over the term of the facility. As of September 30, 2016, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.9 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At September 30, 2016 and June 30, 2016, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $178.7 million and $37.7 million under its lines of credit as of September 30, 2016 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2016 and June 30, 2016, total outstanding letters of credit supported by these credit facilities was $1.2 million for both periods.

The weighted average interest rate of total borrowings was 2.0% and 1.5% for the three months ended September 30, 2016 and 2015, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of September 30, 2016 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	-	-	20,000
Year 4	20,000	2,966	-	22,966
Year 5	20,000	-	147,000	167,000
Total	$100,000	$2,966	$147,000	$249,966

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2016 and 2015 was 31.7% and 22.2%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35.0% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2016 and June 30, 2016, the Company’s gross unrecognized income tax benefit was $7.3 million and $5.6 million, respectively. The Company has classified the majority of the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, substantially all of the gross unrecognized tax benefits at September 30, 2016 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.9 million and $0.1 million at September 30, 2016 and June 30, 2016, respectively. Fiscal years 2013 to 2017 remain open to examination by the United States Internal Revenue Service, fiscal years 2011 to 2017 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2017 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal years 2012 through 2015 New Jersey state income tax returns and fiscal years 2006 through 2014 Vietnam income tax returns are currently under examination. The Company believes its income tax reserves for these tax matters are adequate.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares not included in the calculation were approximately 368,000 and 232,000 for the three months ended September 30, 2016 and 2015, respectively, because they were anti-dilutive. ($000 except per share data):

	Three Months Ended
	September 30,
	2016	2015

Net earnings	$16,294	$17,214
Divided by:
Weighted average shares	62,020	61,223

Basic earnings per common share:	$0.26	$0.28

Net earnings	$16,294	$17,214
Divided by:
Weighted average shares	62,020	61,223
Dilutive effect of common stock equivalents	1,570	1,506
Diluted weighted average common shares	63,590	62,729

Diluted earnings per common share:	$0.26	$0.27

Note 10.	Segment Reporting

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

The II-VI Laser Solutions segment is located in the U.S., Singapore, China, Germany, Switzerland, Japan, Belgium, the U.K., Italy, South Korea and the Philippines. II-VI Laser Solutions is directed by the President of II-VI Laser Solutions, while each geographic location is directed by a general manager, and is further divided into production and administrative units that are directed by managers. II-VI Laser Solutions designs, manufactures and markets optical and electro-optical components and materials sold under the II-VI Infrared brand name and used primarily in high-power CO2 lasers, fiber-delivered beam delivery systems and processing tools and direct diode lasers for industrial lasers sold under the II-VI HIGHYAG and II-VI Laser Enterprise brand names. II-VI Laser Solutions also manufactures compound semiconductor epitaxial wafers for applications in optical components, wireless devices, and high-speed communication systems and manufactures 6-inch gallium arsenide wafers allowing for the production of high performance lasers, vertical cavity surface emitting lasers (“VCSELs”) and integrated circuits in high volume sold under the II-VI EpiWorks and II-VI OptoElectronic Devices Division brand names.

The II-VI Photonics segment is located in the U.S., China, Vietnam, Germany, Japan, the U.K., Italy, Hong Kong and the Philippines. II-VI Photonics is directed by the President of II-VI Photonics and is further divided into production and administrative units that are directed by managers. II-VI Photonics manufactures crystal materials, optics, microchip lasers and opto-electronic modules for use in optical communication networks and other diverse consumer and commercial applications.  In addition, the segment also manufactures pump lasers, optical amplifiers and micro-optics for optical amplifiers for both terrestrial and submarine applications within the optical communications market.

The II-VI Performance Products segment is located in the U.S., Vietnam, Japan, China, Germany and the Philippines. II-VI Performance Products is directed by the President of II-VI Performance Products, while each geographic location is directed by a general manager. II-VI Performance Products is further divided into production and administrative units that are directed by managers. II-VI Performance Products designs, manufactures and markets infrared optical components and high-precision optical assemblies for military, medical and commercial laser imaging applications.  In addition, the segment designs, manufactures and markets unique engineered materials for thermo-electric and silicon carbide (“SiC”) applications servicing the semiconductor, military and medical markets.

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$79,290	$95,819	$46,411	$-	$221,520
Inter-segment revenues	5,940	3,438	1,733	(11,111)	-
Operating income	6,698	13,890	3,103	-	23,691
Interest expense	-	-	-	-	(1,246)
Other income, net	-	-	-	-	1,402
Income taxes	-	-	-	-	(7,553)
Net earnings	-	-	-	-	16,294
Depreciation and amortization	5,650	4,848	4,384	-	14,882
Segment assets	476,617	473,569	278,301	-	1,228,487
Expenditures for property, plant & equipment	20,125	6,597	3,272	-	29,994
Investment	-	-	11,684	-	11,684
Goodwill	84,113	96,601	52,890	-	233,604

	Three Months Ended September 30, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$71,583	$71,895	$45,729	$-	$189,207
Inter-segment revenues	4,530	3,031	2,395	(9,956)	-
Operating income	12,175	6,284	3,269	-	21,728
Interest expense	-	-	-	-	(649)
Other income, net	-	-	-	-	1,057
Income taxes	-	-	-	-	(4,922)
Net earnings	-	-	-	-	17,214
Depreciation and amortization	3,704	5,093	4,508	-	13,305
Expenditures for property, plant & equipment	5,880	2,152	1,392	-	9,424

Note 11.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which was approved by the shareholders. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 4,900,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2016	2015
Stock Options and Cash-Based Stock Appreciation Rights	$1,663	$2,386
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,878	1,231
Performance Share Awards and Cash-Based Performance Share Unit Awards	608	248
	$4,149	$3,865

Note 12.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At September 30, 2016, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was immaterial for the three months ended September 30, 2016. The Company also had a contingent earnout arrangement related to the acquisition of EpiWorks recorded at fair value. The EpiWorks earnout arrangement provides up to a maximum of $6.0 million of additional cash payments based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable for the achievement of each specific annual target over the next three years. The fair value of the contingent earnout arrangement was measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at September 30, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$163	$-	$163	$-
Contingent earnout arrangement	$4,410	$-	$-	$4,410

Fair Value Measurements at June 30, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$511	$-	$511	$-
Contingent earnout arrangement	$4,352	$-	$-	$4,352

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2016.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s level 3 contingent earnout arrangement related to the acquisition of EpiWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2016	$4,352
Payments	-
Changes in fair value	58

Balance at September 30, 2016	$4,410

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

The Company has recorded the fair market value of these contracts in the Company’s Condensed Consolidated Financial Statements. These contracts had a total notional amount of $12.2 million and $9.2 million at September 30, 2016 and June 30, 2016, respectively. As of September 30, 2016, these forward contracts had expiration dates ranging from October 2016 through January 2017, with Japanese Yen denominations individually ranging from 300 million Yen to 350 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016. The change in the fair value of these contracts for each of the three months ended September 30, 2016 and 2015 was insignificant.

Note 14.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Three Months Ended
September 30, 2016
Balance-beginning of period	$3,908
Payments made during the period	(985)
Additional warranty liability recorded	795
Balance-end of period	$3,718

Note 15.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended
	September 30,
	2016	2015
Service cost	$897	$683
Interest cost	40	111
Expected return on plan assets	(181)	(280)
Net amortization	(164)	46
Net periodic pension costs	$592	$560

The Company contributed $0.9 million and $0.5 million to the Swiss Plan during the three months ended September 30, 2016 and 2015, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $2.7 million to the Swiss Plan during the remainder of fiscal year 2017.

Note 16.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2016, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the three months ended September 30, 2016 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Loss
AOCI - June 30, 2016	$(6,185)	$(7,832)	$(14,017)
Other comprehensive loss before reclassifications	(582)	-	(582)
Amounts reclassified from AOCI	-	(112)	(112)
Net current-period other comprehensive loss	(582)	(112)	(694)
AOCI - September 30, 2016	$(6,767)	$(7,944)	$(14,711)

Note 18.	Subsequent Event

On October 17, 2016, the Company entered into a lease effective January 1, 2017 relating to their facility in Warren, New Jersey. The lease will be classified as a capital lease for financial statement purposes upon the effective date.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors; among others: dependency on international sales and successful management of global operations, the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 26, 2016.

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

During the quarter ended March 31, 2016, the Company completed the acquisitions of EpiWorks, Inc. and ANADIGICS, Inc. (“ANADIGICS”). The results of operations for these two acquisitions are included in the II-VI Laser Solutions segment since the respective acquisition dates.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of September 30, 2016.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
Bookings	$244.3		$187.2

		% of		% of
		Revenues		Revenues
Total Revenues	$221.5	100.0%	$189.2	100.0%
Cost of goods sold	133.9	60.5	118.0	62.4
Gross margin	87.6	39.5	71.2	37.6
Operating expenses:
Internal research and development	21.8	9.8	13.2	7.0
Selling, general and administrative	42.1	19.0	36.3	19.2
Interest and other, net	(0.2)	(0.1)	(0.5)	(0.3)
Earnings before income tax	23.9	10.8	22.2	11.7
Income taxes	7.6	3.4	5.0	2.6
Net Earnings	$16.3	7.4%	$17.2	9.1%

Diluted earnings per share:	$0.26		$0.27

Executive Summary

Net earnings for the three months ended September 30, 2016 were $16.3 million ($0.26 per-share diluted), compared to $17.2 million ($0.27 per-share diluted) for the same period last fiscal year.  The decrease in net earnings for the three months ended September 30, 2016 compared to the same period last year was primarily the result of Company’s investment in internal research and development to support its new technology platform investment as well as additional income taxes. The decrease in net earnings was somewhat offset by increased revenues, favorable product mix and improved operational performance from the Company’s II-VI Photonics segment. The revenue increase for this segment of approximately $24.0 million was driven by broad-based demand across the whole spectrum of optical communication markets, including data center infrastructure build-outs, the China broadband initiatives and continued expansion of undersea network deployment.

Consolidated

Bookings. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. Bookings for the three months ended September 30, 2016 increased 31% to $244.3 million, compared to $187.2 million for the same period last fiscal year. All of the Company’s operating segments experienced increased booking volumes compared to last year. The increase in bookings was primarily lead by II-

VI Photonics which realized increased bookings of $39.4 million or 60% over the prior fiscal period. This segment has continued to experience strong orders from the China broadband initiatives as well as increased demand for 100G metro deployments in the United States and continued demand for products that serve the data center expansion.

Revenues. Revenues for the three months ended September 30, 2016 increased 17% to $221.5 million compared to $189.2 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2016 was driven by optical and data communication markets continuing to undergo a cycle of investment and expansion. The Company’s II-VI Photonics segment has capitalized on these market dynamics and realized increased revenues of $23.9 million or 33% for the current three months ended compared to the same period last fiscal year.

Gross margin. Gross margin for the three months ended September 30, 2016 was $87.6 million or 39.5% of total revenues, compared to $71.2 million or 37.6% of total revenues, for the same period last fiscal year. The improvement in gross margin for the three months ended September 30, 2016 compared to the same period last fiscal year was primarily driven by incremental margins realized on the Company’s higher revenue levels and operational efficiencies across the Company’s operating segments. Additionally, the product mix at II-VI Photonics continues to shift towards higher margin products relating to the undersea network build out and 980 nanometer (“nm”) pump lasers. In addition, gross margin was favorably impacted by a $1.6 million reduction in cost of goods sold relating to the receipt of insurance proceeds from the prior year’s flooding in Fuzhou, China.

 Internal research and development. Company-funded internal research and development expenses for the three months ended September 30, 2016 were $21.8 million, or 9.8% of revenues, compared to $13.2 million, or 7.0% of revenues, for the same period last fiscal year. The increase in internal research and development expense is the result of the Company’s continued investments in the development of the technology required to produce new opto-electronic devices in large volume for future applications as well as new product introductions across the Company’s business units. The Company anticipates the internal research and development expenses as a percentage of revenues to increase as the Company continues to invest in its growth strategy around the high-volume VCSELs platform.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 were $42.1 million, or 19.0% of revenues, compared to $36.3 million, or 19.2% of revenues, for the same period last fiscal year.  On a percentage of revenue basis, SG&A expenses during the current quarter were consistent with the same period last fiscal year. The $5.8 million dollar increase in SG&A expenses in the current fiscal period was to support the increased revenue base.

Interest and other, net. Interest and other, net for the three months ended September 30, 2016 was income of $0.2 million, compared to income of $0.5 million for the same period last fiscal year. Included in interest and other, net were earnings on the Company’s equity interest in Guangdong Fuxin Electronic Technology (“Fuxin”), interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, foreign currency gains and losses and contingent earnout income from the sale of the ANADIGICS designed and manufactured innovative radio frequency (“RF”) business that occurred in June 2016. The majority of the unfavorable change during the three months ended September 30, 2016 compared to the same period last fiscal year was due to higher levels of interest expense as the Company increased its outstanding amounts under the Company’s Third Amended and Restated Credit Agreement (the “Amended Credit Facility”). During the current fiscal quarter, the Company recorded $1.3 million of the contingent earnout.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2016 was 31.7%, compared to an effective tax rate of 22.2% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The higher effective tax rate during the current fiscal year is due to an increase in the Company’s income tax reserve relating to the ongoing audits.

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

II- VI Laser Solutions ($ in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2016	2015
Bookings	$80.6	$69.1	17%
Revenues	$79.3	$71.6	11%
Operating income	$6.7	$12.2	(45%)

The above operating results for the three months ended September 30, 2016 include the Company’s acquisitions of II-VI EpiWorks and II-VI Optical Electronics Division. II-VI EpiWorks was acquired on February 1, 2016 and II-VI OptoElectronic Division was acquired on March 15, 2016.

Bookings for the three months ended September 30, 2016 for II-VI Laser Solutions increased 17% to $80.6 million, compared to $69.1 million for the same period last fiscal year. Included in the current year’s bookings was $9.8 million of bookings attributed to the recent acquisitions of II-VI EpiWorks and II-VI OptoElectronics Division. Exclusive of this amount, bookings were consistent with the same period last fiscal year.

Revenues for the three months ended September 30, 2016 for II-VI Laser Solutions increased 11% to $79.3 million, compared to revenues of $71.6 million for the same period last fiscal year. Included in the current year’s revenues was $5.8 million of revenue attributed to the recent acquisitions of II-VI EpiWorks and II-VI OptoElectronics Division. Exclusive of this amount, revenues were consistent with the same period last fiscal year.

Operating income for the three months ended September 30, 2016 for II-VI Laser Solutions decreased 45% to $6.7 million, compared to $12.2 million for the same period last fiscal year. Included in the current year’s operating income was $1.5 million of operating losses attributed to the recent acquisitions of II-VI EpiWorks and II-VI OptoElectronics Division as well as incremental investments in internal research and development to increase its capability to produce new opto-electronic devices.

II- VI Photonics ($ in millions)

	Three Months Ended		%
	September 30,		Increase
	2016	2015
Bookings	$104.6	$65.2	60%
Revenues	$95.8	$71.9	33%
Operating income	$13.9	$6.3	121%

Bookings for the three months ended September 30, 2016 for II-VI Photonics increased 60% to $104.6 million, compared to $65.2 million for the same period last fiscal year. The increase in bookings was the result of market demand from the China broadband initiatives, 100G metro deployments in the United States and undersea 980nm pumps and high performance optical amplifiers.

Revenues for the three months ended September 30, 2016 for II-VI Photonics increased 33% to $95.8 million, compared to $71.9 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2016 compared to the same period last fiscal year was mainly attributable to increased customer demand for optical components and modules in three main areas, continued growth in China attributable to the China broadband initiatives, the North American Metro network build out, and the overall Data Center growth.

Operating income for the three months ended September 30, 2016 for II-VI Photonics increased 121% to $13.9 million, compared to $6.3 million for the same period last fiscal year. The increase in operating income was primarily due to incremental margins realized on the higher revenue levels as well as continued shifting of the product mix to higher margin products including 980 nm pumps and optical amplifiers.

II-VI Performance Products ($ in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2016	2015
Bookings	$59.1	$52.9	12%
Revenues	$46.4	$45.7	2%
Operating income	$3.1	$3.3	(6%)

Bookings for the three months ended September 30, 2016 for II-VI Performance Products increased 12% to $59.1 million, compared to $52.9 million for the same period last fiscal year. The increase was driven by higher demand for SiC substrates addressing high-power high-frequency semiconductor devices as well as increased demand in the power generation market.

Revenues for the three months ended September 30, 2016 for II-VI Performance Products increased 2% to $46.4 million, compared to $45.7 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2016 was driven by increased SiC and semiconductor sales due to increased demand in these markets compared to the same period last fiscal year.

Operating income for the three months ended September 30, 2016 for II-VI Performance Products decreased 6% to $3.1 million, compared to $3.3 million for the same period last fiscal year. Operating income for the three months ended September 30, 2016 decreased due to higher levels of corporate allocations to the segment than in the prior fiscal quarter.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and long-term borrowing. Other sources of cash include proceeds received from the exercises of stock options, sale of equity instruments and proceeds received on earnout arrangements. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, purchases of treasury stock and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

	Three Months Ended
	September 30,
	2016	2015

Net cash provided by operating activities	$19.5	$22.2
Additions to property, plant & equipment	(30.0)	(9.4)
Net proceeds (payments) on long-term borrowings	14.0	(13.5)
Purchases of treasury shares	-	(5.9)
Proceeds from exercises of stock options	1.7	0.8
Payments in satisfaction of employees' minimum tax obligations	(2.2)	(1.7)
Debt issuance costs	(1.4)	-
Effect of exchange rate changes on cash and cash equivalents and other	0.1	(2.4)

Net cash provided by operating activities:

Net cash provided by operating activities was $19.5 million for the three months ended September 30, 2016, compared to net cash provided by operating activities of $22.2 million for the same period last fiscal year. The decrease in cash provided by operating activities was due to lower net earnings, higher levels of bonus payouts during the current fiscal quarter compared to last year and higher working capital requirements to accommodate the Company’s current increased business activities.

Net cash used in investing activities:

Net cash used in investing activities was $29.8 million for the three months ended September 30, 2016, compared to net cash used of $9.4 million for the same period last fiscal year. The net cash used in investing activities during the three months ended September 30, 2016 and 2015 consisted mostly of cash paid for capital expenditures. The increase in capital expenditures in the current fiscal period compared to the same period last year was driven by additional capital expenditures to increase the Company’s capability to produce new opto-electronic devices as it continues to accelerate its new technology investment platform.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $12.3 million for the three months ended September 30, 2016 compared to net cash used in financing activities of $20.3 million. During the current three months, the Company borrowed $24.0 million and received $1.8 million of proceeds from stock option exercises reflecting the increased share price of the Company’s stock. Offsetting the increase in cash were payments made on outstanding borrowings of $10.0 million, $2.2 million of minimum tax withholding obligations on vesting of employees’ restricted and performance shares and $1.4 million of debt issuance costs associated with the Amended Credit Facility entered into on July 28, 2016. Net cash used in financing activities was $20.3 million for the three months ended September 30, 2015, was primarily composed of $13.5 million of net payments on borrowings, $5.9 million of treasury stock repurchases and $1.7 million of employees’ minimum tax withholding obligations on vesting of employees’ restricted and performance shares offset by $0.8 million of cash proceeds from stock option exercises.

On July 28, 2016, the Company entered into a the Amended Credit Facility which amended the related prior credit facility. The Amended Credit Facility provides for a revolving credit facility of $325 million (increased from $225 million), as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment commencing on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Amended Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2016, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.9 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At each of September 30, 2016 and June 30, 2016, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $178.7 million and $37.7 million under its lines of credit as of September 30, 2016 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2016 and June 30, 2016, total outstanding letters of credit supported by the credit facilities were $1.2 million.

The weighted average interest rate of total borrowings under all credit facilities was 2.0% and 1.5% for the three months ended September 30, 2016 and 2015, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2016, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows ($ in millions):

	September 30,	June 30,
	2016	2016

Cash and cash equivalents	$220.1	$218.4
Available borrowing capacity	178.7	37.7
Total debt obligation	250.0	235.9

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of long-term borrowings, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2016 and June 30, 2016, the Company held approximately $193 million and $177 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2016.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$249,966	$20,000	$40,000	$189,966	-
Interest payments(1)	18,691	4,856	8,525	5,310	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	64,886	13,121	18,374	12,025	21,366
Purchase obligations(3)(4)	39,912	36,786	3,126	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	373,455	74,763	70,025	207,301	21,366

(1)	Variable rate interest obligations are based on the interest rate in place at September 30, 2016 and relate to the Amended Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2056.
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

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2017 to be $2.7 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 15 to the Company’s Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $12.2 million and $9.2 million at September 30, 2016 and June 30, 2016, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.6 million to an increase of $2.0 million for the three months ended September 30, 2016.

The Company has short-term intercompany notes that are denominated in U.S. dollars with certain European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $1.9 million to an increase of $2.4 million for the three months ended September 30, 2016.

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

Interest Rate Risks

As of September 30, 2016, the Company’s total outstanding borrowings of $250.0 million were from a line of credit of $3.0 million denominated in Japanese Yen, borrowings under a term loan of $100.0 million under the Company’s Amended Credit Facility denominated in U.S. dollars and a line of credit borrowing of $147.0 million under the Company’s Amended Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. A change in the interest rate of these borrowings of 1% would have changed net earnings by $0.6 million, or $0.01 per-share diluted for the three months ended September 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation,  the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended September 30, 2016:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
July 1, 2016 to July 31, 2016	-		$-	-	$30,906,904
August 1, 2016 to August 31, 2016	96,586	(b)	$21.39	-	$30,906,904
September 1, 2016 to September 30, 2016	7,275	(c)	$22.47	-	$30,906,904
Total	103,861		$21.47	-
(b)	Includes 96,586 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted share awards.
(c)	Includes 7,275 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted share awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01

Third Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Lenders Party Thereto and PNC Bank, National Association, as Administrative and Documentation Agent and Bank of America, N.A., as Syndication Agent dated as of July 28, 2016.

Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 2, 2016.

10.02	Employment Agreement by and between II-VI Incorporated and Vincent D. Mattera, Jr., dated as of August 1, 2016.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 2, 2016.

10.03	Nonqualified Stock Option Agreement	Filed herewith.

10.04	Stock Appreciation Rights Agreement	Filed herewith.

10.05	Restricted Share Award Agreement (3 year)	Filed herewith.

10.06	Restricted Share Award Agreement (1 year)	Filed herewith.

10.07	Restricted Share Unit Award Agreement	Filed herewith.

10.08	Performance Share Award Agreement	Filed herewith.

10.09	Performance Unit Award Agreement	Filed herewith.

10.10	Performance Share Award Agreement (June 30, 2019)	Filed herewith.

10.11	Total Shareholder Return Performance Share Award Agreement	Filed herewith.

10.12	Total Shareholder Return Performance Unit Award Agreement	Filed herewith.

31.01	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: November 8, 2016	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr.
President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01

Third Amended and Restated Credit Agreement by and among II-VI Incorporated and the Guarantors Party Thereto and The Lenders Party Thereto and PNC Bank, National Association, as Administrative and Documentation Agent and Bank of America, N.A., as Syndication Agent dated as of July 28, 2016.

Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 2, 2016.

10.02	Employment Agreement by and between II-VI Incorporated and Vincent D. Mattera, Jr., dated as of August 1, 2016.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 2, 2016.

10.03	Nonqualified Stock Option Agreement	Filed herewith.

10.04	Stock Appreciation Rights Agreement	Filed herewith.

10.05	Restricted Share Award Agreement (3 year)	Filed herewith.

10.06	Restricted Share Award Agreement (1 year)	Filed herewith.

10.07	Restricted Share Unit Award Agreement	Filed herewith.

10.08	Performance Share Award Agreement	Filed herewith.

10.09	Performance Unit Award Agreement	Filed herewith.

10.10	Performance Share Award Agreement (June 30, 2019)	Filed herewith.

10.11	Total Shareholder Return Performance Share Award Agreement	Filed herewith.

10.12	Total Shareholder Return Performance Unit Award Agreement	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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