Form 10-Q
period 2016-12-31
II-VI INC
filed 2017-02-01
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

At January 27, 2017, 62,561,471 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$246,195	$218,445
Accounts receivable - less allowance for doubtful accounts of $1,961 at December 31, 2016 and $2,016 at June 30, 2016	153,411	164,817
Inventories	183,062	175,133
Prepaid and refundable income taxes	5,685	6,535
Prepaid and other current assets	21,794	18,033
Total Current Assets	610,147	582,963
Property, plant & equipment, net	305,174	242,857
Goodwill	232,316	233,755
Other intangible assets, net	117,979	124,590
Investment	11,844	11,354
Deferred income taxes	5,161	7,848
Other assets	10,380	8,614
Total Assets	$1,293,001	$1,211,981

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	60,616	53,796
Accrued compensation and benefits	43,742	59,012
Accrued income taxes payable	10,945	12,588
Other accrued liabilities	25,395	25,846
Total Current Liabilities	160,698	171,242
Long-term debt	242,892	215,307
Capital lease obligation	23,964	-
Deferred income taxes	12,793	11,103
Other liabilities	33,608	31,991
Total Liabilities	473,955	429,643
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 73,577,811 shares at December 31, 2016; 72,840,257 shares at June 30, 2016	258,215	243,812
Accumulated other comprehensive income (loss)	(28,852)	(14,017)
Retained earnings	692,985	652,788
	922,348	882,583
Treasury stock, at cost - 11,055,388 shares at December 31, 2016 and 10,965,925 shares at June 30, 2016	(103,302)	(100,245)
Total Shareholders' Equity	819,046	782,338
Total Liabilities and Shareholders' Equity	$1,293,001	$1,211,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2016	2015
Revenues
Domestic	$74,216	$74,177
International	157,606	117,257
Total Revenues	231,822	191,434

Costs, Expenses and Other Expense (Income)
Cost of goods sold	137,559	120,090
Internal research and development	23,632	12,155
Selling, general and administrative	43,495	37,408
Interest expense	1,365	597
Other expense (income), net	(6,045)	(994)
Total Costs, Expenses & Other Expense (Income)	200,006	169,256

Earnings Before Income Taxes	31,816	22,178

Income Taxes	7,913	3,187

Net Earnings	$23,903	$18,991

Basic Earnings Per Share	$0.38	$0.31

Diluted Earnings Per Share	$0.37	$0.30

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2016	2015
Revenues
Domestic	$143,534	$144,928
International	309,808	235,713
Total Revenues	453,342	380,641

Costs, Expenses and Other Expense (Income)
Cost of goods sold	271,477	238,108
Internal research and development	45,464	25,306
Selling, general and administrative	85,574	73,718
Interest expense	2,611	1,246
Other expense (income), net	(7,447)	(2,051)
Total Costs, Expenses & Other Expense (Income)	397,679	336,327

Earnings Before Income Taxes	55,663	44,314

Income Taxes	15,466	8,109

Net Earnings	$40,197	$36,205

Basic Earnings Per Share	$0.65	$0.59

Diluted Earnings Per Share	$0.63	$0.58

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net earnings	$23,903	$18,991	$40,197	$36,205
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,565)	(5,411)	(15,147)	(13,562)
Pension adjustment, net of taxes of $137 and $85 for the three and six months ended December 31, 2016, respectively, and $4 and $14 for the three and six months ended December 31, 2015, respectively	424	13	312	49
Comprehensive income	$9,762	$13,593	$25,362	$22,692

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net earnings	$40,197	$36,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,440	21,166
Amortization	6,358	5,958
Share-based compensation expense	5,697	6,949
Gains on foreign currency remeasurements and transactions	(4,664)	(951)
Earnings from equity investment	(490)	(429)
Deferred income taxes (benefit)	4,200	(3,788)
Excess tax benefits from share-based compensation expense	(503)	(112)
Increase (decrease) in cash excluding the effect of the purchase of acquisitions from changes in:
Accounts receivable	11,889	10,520
Inventories	(12,909)	(7,833)
Accounts payable	1,399	(5,167)
Income taxes	385	2,540
Accrued compensation and benefits	(14,145)	(906)
Other operating net assets	(2,162)	(1,852)
Net cash provided by operating activities	58,692	62,300
Cash Flows from Investing Activities
Additions to property, plant & equipment	(57,822)	(19,156)
Purchase of business	(580)	-
Other investing activities	186	39
Net cash used in investing activities	(58,216)	(19,117)
Cash Flows from Financing Activities
Proceeds from borrowings	44,000	4,000
Payments on borrowings	(15,000)	(33,500)
Purchases of treasury stock	-	(6,284)
Proceeds from exercises of stock options	7,740	1,794
Payments in satisfaction of employees' minimum tax obligations	(2,271)	(1,981)
Debt issuance costs	(1,384)	-
Other financing activities	503	120
Net cash provided by (used in) financing activities	33,588	(35,851)
Effect of exchange rate changes on cash and cash equivalents	(6,314)	(3,882)
Net increase in cash and cash equivalents	27,750	3,450
Cash and Cash Equivalents at Beginning of Period	218,445	173,634
Cash and Cash Equivalents at End of Period	$246,195	$177,084
Cash paid for interest	$2,413	$1,226
Cash paid for income taxes	$10,390	$8,497
Non-cash transactions:
Capital lease obligation incurred on facility lease	$25,000	$-
Additions to property, plant & equipment included in accounts payable	$6,715	$-

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2016	72,840	$243,812	$(14,017)	$652,788	(10,966)	$(100,245)	$782,338
Shares issued under share-based compensation plans	701	7,740	-	-	(105)	(2,271)	5,469
Net earnings	-	-	-	40,197	-	-	40,197
Treasury stock under deferred compensation arrangements	37	786	-	-	16	(786)	-
Foreign currency translation adjustments	-	-	(15,147)	-	-	-	(15,147)
Share-based compensation expense	-	5,697	-	-	-	-	5,697
Pension adjustment, net of taxes of $85	-	-	312	-	-	-	312
Net tax benefits from share based compensation expense	-	180	-	-	-	-	180
Balance - December 31, 2016	73,578	$258,215	$(28,852)	$692,985	(11,055)	$(103,302)	$819,046

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and six months ended December 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2016 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

During the quarter ended December 31, 2016, the Company purchased certain assets, mainly inventory and fixed assets, of DirectPhotonics Industries GmbH located in Berlin, Germany for approximately $0.6 million. This business was combined with the Company’s II-VI HIGHYAG division in the II-VI Laser Solutions segment. Due to the insignificant amount of the acquisition purchase price, certain business combinations disclosures typically required under U.S. GAAP have been omitted.

Note 2.	Recent Accounting Pronouncements

Adopted Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires entities to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The Company adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s Consolidated Financial Statements other than corresponding reductions to total assets and total liabilities on the Condensed Consolidated Balance Sheets. Prior to adoption, the Company recorded deferred financing costs as Other assets on the Consolidated Balance Sheets. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce long term debt on the Consolidated Balance Sheets and retrospectively reclassified $0.6 million that were previously presented as deferred financing costs, an asset on the Consolidated Balance Sheets as of June 30, 2016. There was no effect on the Consolidated Statements of Earnings as a result of the adoption.

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

Pronouncements Currently Under Evaluation

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company will adopt this for any impairment test performed after July 1, 2017 as permitted under the standard.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This update requires that when intra-entity asset transfers occur, the entity must recognize tax effects in the period in which the transfer occurs. The standard will be effective for The Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The adoption of this standard is effective as of June 30, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update will be effective for the Company’s 2019 fiscal year. In May 2016, the FASB issued an amendment which did not change the core principles of the guidance in Topic 606. Rather, the amendments in this update affect only narrow aspects of Topic 606. We have not yet selected a transition method and are currently evaluating the impact of this guidance, along with the subsequent updates and clarifications will have on the Company’s Consolidated Financial Statements.

Note 3.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2016	2016
Raw materials	$72,682	$70,623
Work in progress	59,405	57,566
Finished goods	50,975	46,944
	$183,062	$175,133

Note 4.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2016	2016
Land and improvements	$4,880	$4,990
Buildings and improvements	135,142	110,219
Machinery and equipment	429,556	409,551
Construction in progress	74,965	34,602
	644,543	559,362
Less accumulated depreciation	(339,369)	(316,505)
	$305,174	$242,857

Note 5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2016
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,105	$96,760	$52,890	$233,755
Foreign currency translation	(136)	(1,303)	-	(1,439)
Balance-end of period	$83,969	$95,457	$52,890	$232,316

Note 1 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of December 31, 2016.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2016 and June 30, 2016 were as follows ($000):

	December 31, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$53,941	$(24,813)	$29,128	$54,344	$(22,724)	$31,620
Trademarks	15,731	(1,275)	14,456	15,869	(1,209)	14,660
Customer Lists	111,745	(37,415)	74,330	112,141	(33,912)	78,229
Other	1,568	(1,503)	65	1,571	(1,490)	81
Total	$182,985	$(65,006)	$117,979	$183,925	$(59,335)	$124,590

Amortization expense recorded on the Company’s intangible assets was $3.2 million and $6.4 million for the three and six months ended December 31, 2016, respectively, and was $3.0 million and $6.0 million for the three and six months ended December 31, 2015, respectively. Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 96 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 139 months. The gross carrying amount of trademarks includes $14.0 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At December 31, 2016, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2017	$6,342
2018	12,108
2019	11,789
2020	10,981
2021	10,125

Note 6.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2016	2016
Line of credit, interest at LIBOR, as defined, plus 1.5%	$167,000	$188,000
Term loan, interest at LIBOR, as defined, plus 1.5%	95,000	45,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,566	2,917
Total debt	264,566	235,917
Current portion of long-term debt	(20,000)	(20,000)
Unamortized debt issuance costs	(1,674)	(610)
Long-term debt, less current portion	$242,892	$215,307

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2016, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.3 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2016 and June 30, 2016, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $158.5 million and $37.7 million under its lines of credit as of December 31, 2016 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2016 and June 30, 2016, total outstanding letters of credit supported by these credit facilities were $1.2 million for both periods.

The weighted average interest rate of total borrowings was 2.1% and 1.5% for the six months ended December 31, 2016 and 2015, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of December 31, 2016 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	-	-	20,000
Year 4	20,000	2,566	-	22,566
Year 5	15,000	-	167,000	182,000
Total	$95,000	$2,566	$167,000	$264,566

Note 7.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2016 and 2015 was 27.8% and 18.3%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2016 and June 30, 2016, the Company’s gross unrecognized income tax benefit was $8.2 million and $5.6 million, respectively. The Company has classified the majority of the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, the majority of the gross unrecognized tax benefits at December 31, 2016 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $1.2 million and $0.1 million at December 31, 2016 and June 30, 2016, respectively. Fiscal years 2013 to 2017 remain open to examination by the United States Internal Revenue Service, fiscal years 2012 to 2017 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2017 remain open to examination by certain foreign taxing jurisdictions. The Company’s fiscal year 2012 through 2015 New Jersey state income tax returns and fiscal years 2006 through 2014 Vietnam income tax returns are currently under examination. The Company believes its income tax reserves for these tax matters are adequate.

Note 8.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares are not included in the calculation because they were anti-dilutive and totaled approximately 86,000 and 227,000 for the three and six months ended December 31, 2016, respectively, and 193,000 and 212,000 for the three and six months ended December 31, 2015, respectively ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net earnings	$23,903	$18,991	$40,197	$36,205
Divided by:
Weighted average shares	62,390	61,165	62,205	61,194

Basic earnings per common share	$0.38	$0.31	$0.65	$0.59

Net earnings	$23,903	$18,991	$40,197	$36,205
Divided by:
Weighted average shares	62,390	61,165	62,205	61,194
Dilutive effect of common stock equivalents	2,017	1,508	1,794	1,507
Diluted weighted average common shares	64,407	62,673	63,999	62,701

Diluted earnings per common share	$0.37	$0.30	$0.63	$0.58

Note 9.	Segment Reporting

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

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$81,483	$100,906	$49,433	$-	$231,822
Inter-segment revenues	8,760	3,161	2,645	(14,566)	-
Operating income	7,593	15,901	3,642	-	27,136
Interest expense	-	-	-	-	(1,365)
Other income (expense), net	-	-	-	-	6,045
Income taxes	-	-	-	-	(7,913)
Net earnings	-	-	-	-	23,903
Depreciation and amortization	5,662	4,976	4,278	-	14,916
Segment assets	528,505	482,866	281,630	-	1,293,001
Expenditures for property, plant & equipment	15,737	5,900	6,191	-	27,828
Investment	-	-	11,844	-	11,844

	Three Months Ended December 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$70,191	$74,264	$46,979	$-	$191,434
Inter-segment revenues	4,850	2,766	1,543	(9,159)	-
Operating income	11,251	7,455	3,076	-	21,781
Interest expense	-	-	-	-	(597)
Other income (expense), net	-	-	-	-	994
Income taxes	-	-	-	-	(3,187)
Net earnings	-	-	-	-	18,991
Depreciation and amortization	3,691	4,980	5,148	-	13,819
Expenditures for property, plant & equipment	3,475	4,471	1,786	-	9,732

	Six Months Ended December 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$160,773	$196,725	$95,844	$-	$453,342
Inter-segment revenues	14,700	6,599	4,378	(25,677)	-
Operating income	14,291	29,791	6,745	-	50,827
Interest expense	-	-	-	-	(2,611)
Other income (expense), net	-	-	-	-	7,447
Income taxes	-	-	-	-	(15,466)
Net earnings	-	-	-	-	40,197
Depreciation and amortization	11,312	9,824	8,662	-	29,798
Expenditures for property, plant & equipment	35,862	12,497	9,463	-	57,822

	Six Months Ended December 31, 2015
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$141,774	$146,159	$92,708	$-	$380,641
Inter-segment revenues	9,380	5,797	3,938	(19,115)	-
Operating income	23,426	13,739	6,345	-	43,509
Interest expense	-	-	-	-	(1,246)
Other income (expense), net	-	-	-	-	2,051
Income taxes	-	-	-	-	(8,109)
Net earnings	-	-	-	-	36,205
Depreciation and amortization	7,395	10,073	9,656	-	27,124
Expenditures for property, plant & equipment	9,355	6,623	3,178	-	19,156

Note 10.	Share-Based Compensation

The Board of Directors adopted the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which was approved by the Company’s shareholders. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 4,900,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2016	2015	2016	2015
Stock Options and Cash-Based Stock Appreciation Rights	$1,431	$751	$3,094	$3,137
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,682	1,554	3,560	2,785
Performance Share Awards and Cash-Based Performance Share Unit Awards	720	1,428	1,328	1,676
	$3,833	$3,733	$7,982	$7,598

Note 11.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2016, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts. Foreign currency gain related to these contracts was $1.3 million and $1.7 million for the three and six months ended December 31, 2016, respectively. The Company had a contingent earnout arrangement related to the acquisition of EpiWorks recorded at fair value. The EpiWorks earnout arrangement provides up to a maximum of $6.0 million of additional cash payments based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable for the achievement of each specific target over the next three years. The fair value of the contingent earnout arrangement was measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$1,163	$-	$1,163	$-
Liabilities:
Contingent earnout arrangement	$5,225	$-	$-	$5,225

Fair Value Measurements at June 30, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$511	$-	$511	$-
Contingent earnout arrangement	$4,352	$-	$-	$4,352

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and six months ended December 31, 2016.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s level 3 contingent earnout arrangement related to the acquisition of EpiWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2016	$4,352
Payments	-
Changes in fair value	873

Balance at December 31, 2016	$5,225

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its capital lease obligation are considered Level 2 among the fair value hierarchy and are variable interest rates and accordingly their carrying amounts approximate fair value.

Note 12.	Derivative Instruments

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

The Company has recorded the fair market value of these contracts in the Company’s Condensed Consolidated Financial Statements. These contracts had a total notional amount of $13.6 million and $9.2 million at December 31, 2016 and June 30, 2016, respectively. As of December 31, 2016, these forward contracts had expiration dates ranging from January 2017 through April 2017, with Japanese Yen denominations individually ranging from 350 million Yen to 400 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Prepaid and other assets as of December 31, 2016 and Other accrued liabilities as of June 30, 2016 in the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of these contracts for each of the three and six months ended December 31, 2016 and 2015 was $1.3 million and $1.7 million, respectively.

Note 13.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Six Months Ended
December 31, 2016
Balance-beginning of period	$3,908
Payments made during the period	(1,928)
Additional warranty liability recorded during the period	1,828
Balance-end of period	$3,808

Note 14.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$871	$637	$1,768	$1,320
Interest cost	38	103	78	214
Expected return on plan assets	(175)	(261)	(356)	(541)
Net amortization	561	17	397	63
Net periodic pension costs	$1,295	$496	$1,887	$1,056

The Company contributed $0.9 million and $1.8 million to the Swiss Plan during the three and six months ended December 31, 2016, respectively, and $0.5 million and $1.0 million during the three and six months ended December 31, 2015, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $1.8 million to the Swiss Plan during the remainder of fiscal year 2017.

Note 15.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2016, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 16.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the six months ended December 31, 2016 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2016	$(6,185)	$(7,832)	$(14,017)
Other comprehensive loss before reclassifications	(15,147)	-	(15,147)
Amounts reclassified from AOCI	-	312	312
Net current-period other comprehensive income (loss)	(15,147)	312	(14,835)
AOCI - December 31, 2016	$(21,332)	$(7,520)	$(28,852)

Note 17.	Capital Lease

During the quarter ended December 31, 2016, the Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2017 (remaining)	$1,290
2018	2,579
2019	2,579
2020	2,579
2021	2,579
Thereafter	27,083

Total minimum lease payments	$38,689
Less amount representing interest	13,689

Present value of capitalized payments	$25,000
Less: current portion	1,036

Long-term portion	$23,964

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Capital lease obligation, respectively, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2016. The present value of capitalized payments of $25.0 million was recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2016, with associated depreciation being recorded over the 15 year life of the lease.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations, the development and use of new technology, the timely release of new products and acceptance of such new products by the market, our ability to devise and execute strategies to respond to market conditions, our ability to achieve the anticipated benefits of capital investments that we make, the impact of acquisitions on our business and our ability to assimilate recently acquired businesses, the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments, , adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company, our ability to protect our intellectual property, domestic and foreign governmental regulation, including that related to the environment, the impact of a data breach incident on our operations, supply chain issues, the actions of competitors, the purchasing patterns of customers and end-users, the occurrence of natural disasters and other catastrophic events outside of our control, and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 26, 2016.

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

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products for diversified applications in the industrial, optical communications, military, life sciences, semiconductor equipment, and consumer markets. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including integration with advanced software.

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

 Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

During the quarter ended March 31, 2016, the Company completed the acquisitions of EpiWorks, Inc (referred to now as II-VI EpiWorks) and ANADIGICS, Inc. (“ANADIGICS”, and referred to now as II-VI OptoElectronic Devices or “II-VI OED”). The results of operations for these two acquisitions are included in the II-VI Laser Solutions segment since the respective acquisition dates.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of December 31, 2016.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2016 and 2015, respectively:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015
Bookings	$274.3		$207.7

		% of		% of
		Revenues		Revenues
Total revenues	$231.8	100.0%	$191.5	100.0%
Cost of goods sold	137.6	59.3	120.1	62.7
Gross margin	94.2	40.7	71.4	37.3
Operating expenses:
Internal research and development	23.6	10.2	12.2	6.4
Selling, general and administrative	43.5	18.8	37.4	19.5
Interest and other, net	(4.7)	(2.0)	(0.4)	(0.2)
Earnings before income tax	31.8	13.7	22.2	11.6
Income taxes	7.9	3.4	3.2	1.7
Net earnings	$23.9	10.3%	$19.0	9.9%

Diluted earnings per share:	$0.37		$0.30

	Six Months Ended		Six Months Ended
	December 31, 2016		December 31, 2015
Bookings	$518.6		$394.9

		% of		% of
		Revenues		Revenues
Total revenues	$453.3	100.0%	$380.7	100.0%
Cost of goods sold	271.5	59.9	238.1	62.5
Gross margin	181.8	40.1	142.6	37.5
Operating expenses:
Internal research and development	45.4	10.0	25.3	6.6
Selling, general and administrative	85.6	18.9	73.7	19.4
Interest and other, net	(4.9)	(1.1)	(0.8)	(0.2)
Earnings before income tax	55.7	12.3	44.4	11.7
Income taxes	15.5	3.4	8.2	2.2
Net earnings	$40.2	8.9%	$36.2	9.5%

Diluted earnings per share:	$0.63		$0.58

Executive Summary

Net earnings for the three months ended December 31, 2016 were $23.9 million ($0.37 per-share diluted), compared to $19.0 million ($0.30 per-share diluted) for the same period last fiscal year.  Net earnings for the six months ended December 31, 2016 were $40.2 million ($0.63 per-share diluted), compared to $36.2 million ($0.58 per-share diluted) for the same period last fiscal year. The increase in net earnings for the three and six months ended December 31, 2016 compared to the same periods last year was primarily the result of increased revenues, favorable product mix and improved operational performance from the Company’s II-VI Photonics segment. The revenue increase for this segment of approximately $26.6 million and $50.5 million for the three and six months ended December 31, 2016, respectively, was driven by broad-based demand across the whole spectrum of optical communication markets, including data center infrastructure build-outs, the China broadband initiatives and continued expansion of undersea network deployment. Additionally, the Company’s net earnings benefitted by pre-tax unrealized foreign exchange gains of approximately $5.3 million and $4.7 million for the three and six months ended December 31, 2016, respectively, due to the strengthening of the U.S. dollar against certain foreign currencies the Company transacts in.

Partially offsetting the increase in net earnings were increased internal research and development costs for the Company’s investment in the high-volume vertical cavity surface emitting lasers (“VCSELs”) platform and an increase in the effective tax rate due to an increase in tax reserves as a result of the ongoing tax audit in Vietnam.

Consolidated

Bookings. Bookings for the three months ended December 31, 2016 increased 32% to $274.3 million, compared to $207.7 million for the same period last fiscal year. Bookings for the six months ended December 31, 2016 increased 31% to $518.6 million, compared to $394.9 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. All of the Company’s operating segments experienced increased booking volumes for the three and six months ended December 31, 2016 compared to last year. The increase in bookings was primarily lead by II-VI Photonics, which realized increased bookings of $38.6 million, or 40%, and $78.0 million, or 48%, for the three and six months ended December 31, 2016, respectively, over the same periods last year. This segment has continued to experience strong orders from the China broadband initiatives as well as increased demand for 100G metro deployments in the United States and continued demand for products that serve the data center expansion. Additionally, the Company’s II-VI Laser Solutions segment realized increased bookings of $18.6 million, or 28%, and $30.1 million, or 22%, for the three and six months ended December 31, 2016, respectively, over the same periods last year. The increase was driven by the acquisitions of II-VI EpiWorks and II-VI OED, as well as higher demand for low-power laser optics and aftermarket high-power laser optics.

Revenues. Revenues for the three months ended December 31, 2016 increased 21% to $231.8 million, compared to $191.5 million for the same period last fiscal year. Revenues for the six months ended December 31, 2016 increased 19% to $453.3 million, compared to $380.7 million for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2016 was driven by optical and data communication markets continuing to undergo a cycle of investment and expansion. The Company’s II-VI Photonics segment has capitalized on these market dynamics and realized increased revenues of $26.6 million, or 36%, and $50.5 million, or 35%, for the three and six months ended December 31, 2016, respectively, compared to the same periods last fiscal year. Additionally, the Company’s II-VI Laser Solutions segment realized increased revenues of $11.3 million, or 16%, and $19.0 million, or 13%, for the three and six months ended December 31, 2016, respectively, compared to the same periods last fiscal year. The increase was primarily driven by incremental revenues from the acquisitions of II-VI EpiWorks and II-VI OED that occurred during the March 2016 fiscal quarter last year as well as increased demand for the segment’s one-micron products for the industrial materials processing markets.

Gross margin. Gross margin for the three months ended December 31, 2016 was $94.2 million, or 40.7%, of total revenues, compared to $71.4 million, or 37.3%, of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2016 was $181.8 million, or 40.1%, of total revenues, compared to $142.6 million, or 37.5% of total revenues, for the same period last fiscal year. The improvement in gross margin for the three and six months ended December 31, 2016 compared to the same periods last fiscal year was primarily driven by incremental margins realized on the Company’s higher revenue levels and operational efficiencies across the Company’s operating segments. Additionally, the product mix at II-VI Photonics continues to shift towards higher margin products relating to the undersea network build out and 980 nanometer (“nm”) pump lasers.

 Internal research and development. Company-funded internal research and development expenses for the three months ended December 31, 2016 were $23.6 million, or 10.2% of revenues, compared to $12.2 million, or 6.4% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the six months ended December 31, 2016 were $45.4 million, or 10.0% of revenues, compared to $25.3 million, or 6.6% of revenues, for the same period last fiscal year. The increase in internal research and development expense for the three and six months ended December 31, 2016 is the result of the Company’s continued investments in the development of the technology required to produce new opto-electronic devices in large volume for future applications as well as new product introductions across the Company’s segments. The Company anticipates the internal research and development expenses as a percentage of revenues to approximate the current run rate as the Company continues to invest in its growth strategy around the high-volume VCSELs platform.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2016 were $43.5 million, or 18.8% of revenues, compared to $37.4 million, or 19.5% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2016 were $85.6 million, or 18.9% of revenues, compared to $73.7 million, or 19.4% of revenues, for the same period last fiscal year. SG&A included $2.2 million and $4.3 million for the three and six months ended December 31, 2016, respectively, of expense attributed to the acquisitions of II-VI EpiWorks and II-VI OED that occurred during the March 31, 2016 fiscal quarter last year. Exclusive of the acquisitions, the remaining increase in dollars was driven by higher levels of SG&A to support the increased revenue volume.

Interest and other, net. Interest and other, net for the three months ended December 31, 2016 was income of $4.7 million, compared to income of $0.4 million for the same period last fiscal year. Interest and other, net for the six months ended December 31, 2016 was income of $4.9 million, compared to income of $0.8 million for the same period last fiscal year. Included in interest and other, net were earnings on the Company’s equity interest in Guangdong Fuxin Electronic Technology, interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, foreign currency gains and losses and contingent earnout income from the sale of the ANADIGICS RF business that occurred in June 2016. The majority of the favorable change during the three and six months ended December 31, 2016 compared to the same period last fiscal year was due to foreign currency gains caused by the strengthening of the U.S. dollar against the Chinese Renminbi, Japanese Yen, and Euro. Partially offsetting net foreign currency gains was an increase in interest expense of approximately $0.8 million and $1.4 million for the three and six months ended December 31, 2016, respectively, due to higher interest rates and increased levels of outstanding borrowings and additional expense of approximately $0.8 million and $0.9 million for the three and six months ended December 31, 2016, respectively, relating to changes in the fair value of the contingent earnout arrangement.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2016 was 27.8%, compared to an effective tax rate of 18.3% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The higher effective tax rate during the current fiscal year is due to an increase in the Company’s income tax reserve relating to the ongoing tax audit in Vietnam.

Segment Reporting

Bookings, revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See “Note 9. Segment Reporting,” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference.

II- VI Laser Solutions ($ in millions)

			%			%
	Three Months Ended		Increase	Six Months Ended		Increase
	December 31,		(Decrease)	December 31,		(Decrease)
	2016	2015		2016	2015
Bookings	$85.0	$66.4	28%	$165.6	$135.5	22%
Revenues	$81.5	$70.2	16%	$160.8	$141.8	13%
Operating income	$7.6	$11.2	(32%)	$14.3	$23.4	(39%)

The above operating results for the three and six months ended December 31, 2016 include the Company’s acquisitions of II-VI EpiWorks and II-VI OED. II-VI EpiWorks was acquired on February 1, 2016 and II-VI OED was acquired on March 15, 2016.

Bookings for the three months ended December 31, 2016 for II-VI Laser Solutions increased 28% to $85.0 million, compared to $66.4 million for the same period last fiscal year. Bookings for the six months ended December 31, 2016 for II-VI Laser Solutions increased 22% to $165.6 million, compared to $135.5 million for the same period last fiscal year. Bookings included $5.9 million and $15.7 million for the three and six month periods ended December 31, 2016, respectively, attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the increase in bookings for the three and six months ended December 31, 2016 was driven by increased demand for low-power laser optics and extreme ultraviolet lithography related products, including diamond and green laser product lines.

Revenues for the three months ended December 31, 2016 for II-VI Laser Solutions increased 16% to $81.5 million, compared to revenues of $70.2 million for the same period last fiscal year. Revenues for the six months ended December 31, 2016 for II-VI Laser Solutions increased 13% to $160.8 million, compared to revenues of $141.8 million for the same period last fiscal year.  Revenues included $6.6 million and $12.4 million for the three and six months ended December 31, 2016, respectively, attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the increase in revenues for the three and six month periods ended December 31, 2016 was the result of increased demand for low-power optics, laser diode shipments and datacom VCSELs.

Operating income for the three months ended December 31, 2016 for II-VI Laser Solutions decreased 32% to $7.6 million, compared to $11.2 million for the same period last fiscal year. Operating income for the six months ended December 31, 2016 for II-VI Laser Solutions decreased 39% to $14.3 million, compared to $23.4 million for the same period last fiscal year. Operating income included $4.4 million and $5.9 million for the three and six months ended December 31, 2016, respectively, of operating losses attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the decrease in operating income for the three and six months ended December 31, 2016 was primarily driven by incremental investments in internal research and development to increase its capability to produce new opto-electronic devices.

II- VI Photonics ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2016	2015		2016	2015
Bookings	$136.1	$97.5	40%	$240.7	$162.7	48%
Revenues	$100.9	$74.3	36%	$196.7	$146.2	35%
Operating income	$15.9	$7.4	115%	$29.8	$13.7	118%

Bookings for the three months ended December 31, 2016 for II-VI Photonics increased 40% to $136.1 million, compared to $97.5 million for the same period last fiscal year. Bookings for the six months ended December 31, 2016 for II-VI Photonics increased 48% to $240.7 million, compared to $162.7 million for the same period last fiscal year. The increase in bookings during the three and six month periods ended December 31, 2016 compared to the same periods last fiscal year was the result of increased orders from the ongoing Chinese broadband initiative, U.S. Metro, data center communications, and the continued investment in undersea fiber optic networks. The broadband China initiative continued to increase demand for the segment’s transport and amplification component products, particularly 980nm pumps, optical channel monitors and integrated passive components used in optical communications.

Revenues for the three months ended December 31, 2016 for II-VI Photonics increased 36% to $100.9 million, compared to $74.3 million for the same period last fiscal year. Revenues for the six months ended December 31, 2016 for II-VI Photonics increased 35% to $196.7 million, compared to $146.2 million for the same period last fiscal year. The Company continued to realize increased revenues from the broadband China initiative as China continues to expand its geographical broadband networks. In addition, increased market share gains and new product introductions fueled the higher revenues during the current three and six month periods ended December 31, 2016.

Operating income for the three months ended December 31, 2016 for II-VI Photonics increased 115% to $15.9 million, compared to $7.4 million for the same period last fiscal year. Operating income for the six months ended December 31, 2016 for II-VI Photonics increased 118% to $29.8 million, compared to $13.7 million for the same period last fiscal year. The increase in operating income for both the three and six month periods ended December 31, 2016 was primarily due to incremental margin realized on the higher revenue volume as well as higher margin product mix, including terrestrial and submarine 980nm pumps, and new product introductions which have higher margin profiles upon introduction to the market.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2016	2015		2016	2015
Bookings	$53.2	$43.8	21%	$112.3	$96.7	16%
Revenues	$49.4	$47.0	5%	$95.8	$92.7	3%
Operating income	$3.6	$3.1	16%	$6.7	$6.4	5%

Bookings for the three months ended December 31, 2016 for II-VI Performance Products increased 21% to $53.2 million, compared to $43.8 million for the same period last fiscal year. Bookings for the six months ended December 31, 2016 for II-VI Performance Products increased 16% to $112.3 million, compared to $96.7 million for the same period last fiscal year. The increase in bookings for the three and six month periods ended December 31, 2016 was primarily driven by increased demand for materials addressing wireless base stations, high-power devices and semiconductor capital equipment.

Revenues for the three months ended December 31, 2016 for II-VI Performance Products increased 5% to $49.4 million, compared to $47.0 million for the same period last fiscal year. Revenues for the six months ended December 31, 2016 for II-VI Performance Products were essentially consistent at $95.8 million, compared to $92.7 million for the same period last fiscal year. The increase in revenues was driven by silicon carbide and materials for semiconductor capital related sales due to increased demand in these markets compared to the same period last fiscal year.

Operating income for the three months ended December 31, 2016 for II-VI Performance Products increased 16% to $3.6 million, compared to $3.1 million for the same period last fiscal year. Operating income for the six months ended December 31, 2016 for II-VI Performance Products increased 5% to $6.7 million, compared to $6.4 million for the same period last fiscal year. The increase in operating income for the three and six month periods ended December 31, 2016 was driven by volume and favorable product mix at II-VI Optical Systems.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and long-term borrowing. Other sources of cash include proceeds received from the exercises of stock options and sale of equity instruments and proceeds received on earnout arrangements. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

	Six Months Ended
	December 31,
	2016	2015
Net cash provided by operating activities	$58.7	$62.3
Additions to property, plant & equipment	(57.8)	(19.1)
Net borrowings (payments) on long-term borrowings	29.0	(29.5)
Proceeds from exercises of stock options	7.7	1.8
Payments in satisfaction of employees' minimum tax obligations	(2.3)	(1.9)
Debt issuance costs	(1.4)	-
Purchase of business	(0.6)	-
Purchases of treasury shares	-	(6.3)
Effect of exchange rate changes on cash and cash equivalents and other items	(5.5)	(3.8)

Net cash provided by operating activities:

Net cash provided by operating activities was $58.7 million for the six months ended December 31, 2016, compared to net cash provided by operating activities of $62.3 million for the same period last fiscal year. The decrease in cash provided by operating activities was due to higher levels of inventory to accommodate the Company’s increased business activities as well as higher levels of payments on the Company’s bonus program from fiscal year 2016.

Net cash used in investing activities:

Net cash used in investing activities was $58.2 million for the six months ended December 31, 2016, compared to net cash used of $19.1 million for the same period last fiscal year. The net cash used in investing activities during the six months ended December 31, 2016 and 2015 consisted primarily of cash paid for capital expenditures. The increase in capital expenditures in the current fiscal period compared to the same period last year was driven by additional capital expenditures to increase the Company’s capability to produce new opto-electronic devices as it continues to accelerate its new technology investment platform. Additionally, in the quarter ended December 31, 2016, the Company purchased certain assets of DirectPhotonics Industries GmbH, located in Berlin, Germany, for $0.6 million.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $33.6 million for the six months ended December 31, 2016, compared to net cash used in financing activities of $35.9 million. During the current six months the Company borrowed $44.0 million and received $7.7 million of proceeds from stock option exercises reflecting the increased share price of the Company’s stock. Offsetting the increase in cash were payments made on outstanding borrowings of $15.0 million, $2.3 million of minimum tax withholding obligations on vesting of employees’ restricted and performance shares and $1.4 million of debt issuance costs associated with the Amended Credit Facility entered into on July 28, 2016. Net cash used in financing activities was $35.9 million for the six months ended December 31, 2015, was primarily composed of $29.5 million of net payments on borrowings, $6.3 million of treasury stock repurchases and $2.0 million minimum tax withholding obligations on vesting of employees’ restricted and performance shares offset by $1.8 million of proceeds from stock option exercises.

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2016, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.3 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At December 31, 2016 and June 30, 2015, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2016, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $158.5 million and $37.7 million under its lines of credit as of December 31, 2016 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2016 and June 30, 2016, total outstanding letters of credit supported by the credit facilities were $1.2 million.

The weighted average interest rate of total borrowings under all credit facilities was 2.1% and 1.5% for the six months ended December 31, 2016 and 2015, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2016, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. There have been no repurchases during the current fiscal year.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	December 31,	June 30,
	2016	2016
Cash and cash equivalents	$246.2	$218.4
Available borrowing capacity	158.5	37.7
Total debt obligation	264.6	235.9

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of long-term borrowings and capital lease obligations, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2016 and June 30, 2016, the Company held approximately $217 million and $177 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2016.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$264,566	$20,000	$40,000	$204,566	$-
Interest payments(1)	21,263	5,461	9,701	6,101	-
Capital lease obligations	25,000	1,036	2,277	2,581	19,106
Operating lease obligations(2)	64,375	12,140	18,976	12,005	21,254
Purchase obligations(3) (4)	38,875	35,274	3,601	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$414,079	$73,911	$74,555	$225,253	$40,360

(1)	Variable rate interest obligations are based on the interest rate in place at December 31, 2016 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2056.
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

The Company’s gross unrecognized income tax benefit at December 31, 2016 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2017 to be $1.8 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 14 to the Company’s Consolidated Financial Statements.

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

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $13.6 million and $9.2 million at December 31, 2016 and June 30, 2016, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

For the three and six months ended December 31, 2016, the Company recorded $5.3 million and $4.7 million of net foreign currency gains, respectively, as a result of the U.S. Dollar strengthening against certain of the Company’s foreign currencies.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.8 million to an increase of $2.2 million for the three months ended December 31, 2016. A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $3.4 million to an increase of $4.2 million for the six months ended December 31, 2016.

The Company has short-term intercompany notes that are denominated in U.S. dollars with a certain European subsidiary. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $2.0 million to an increase of $2.5 million for the three months ended December 31, 2016.

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

Interest Rate Risks

As of December 31, 2016, the Company’s total outstanding borrowings of $264.6 million were from a line of credit of $2.6 million denominated in Japanese Yen, borrowings under a term loan of $95.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $167.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million and $0.8 million for the three and six months ended December 31, 2016, respectively.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended December 31, 2016:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
October 1, 2016 to October 31, 2016	-		$-	-	$30,906,904
November 1, 2016 to November 30, 2016	1,514	(a)	$26.95	-	$30,906,904
December 1, 2016 to December 31, 2016	-		$-	-	$30,906,904
Total	1,514		$26.95	-

(a)

Includes 1,514 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

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

II-VI INCORPORATED
(Registrant)

Date: February 1, 2017	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: February 1, 2017	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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