Form 10-Q
period 2017-03-31
II-VI INC
filed 2017-05-02
CIK 820318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 27, 2017, 63,128,756 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$247,581	$218,445
Accounts receivable - less allowance for doubtful accounts of $1,340 at March 31, 2017 and $2,016 at June 30, 2016	173,564	164,817
Inventories	191,802	175,133
Prepaid and refundable income taxes	5,389	6,535
Prepaid and other current assets	20,485	18,033
Total Current Assets	638,821	582,963
Property, plant & equipment, net	335,752	242,857
Goodwill	232,513	233,755
Other intangible assets, net	114,840	124,590
Investment	12,007	11,354
Deferred income taxes	5,940	7,848
Other assets	7,775	8,614
Total Assets	$1,347,648	$1,211,981

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	66,909	53,796
Accrued compensation and benefits	45,740	59,012
Accrued income taxes payable	10,364	12,588
Other accrued liabilities	23,029	25,846
Total Current Liabilities	166,042	171,242
Long-term debt	258,101	215,307
Capital lease obligation	23,689	-
Deferred income taxes	12,990	11,103
Other liabilities	33,930	31,991
Total Liabilities	494,752	429,643
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 73,996,491 shares at March 31, 2017; 72,840,257 shares at June 30, 2016	262,247	243,812
Accumulated other comprehensive income (loss)	(25,999)	(14,017)
Retained earnings	715,415	652,788
	951,663	882,583
Treasury stock, at cost - 10,928,083 shares at March 31, 2017 and 10,965,925 shares at June 30, 2016	(98,767)	(100,245)
Total Shareholders' Equity	852,896	782,338
Total Liabilities and Shareholders' Equity	$1,347,648	$1,211,981

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Domestic	$80,940	$74,884
International	164,047	130,221
Total Revenues	244,987	205,105

Costs, Expenses and Other Expense (Income)
Cost of goods sold	147,277	127,436
Internal research and development	25,380	14,946
Selling, general and administrative	43,291	43,333
Interest expense	1,936	769
Other expense (income), net	(2,164)	1,257
Total Costs, Expenses & Other Expense (Income)	215,720	187,741

Earnings Before Income Taxes	29,267	17,364

Income Taxes	6,837	2,426

Net Earnings	$22,430	$14,938

Basic Earnings Per Share	$0.36	$0.24

Diluted Earnings Per Share	$0.35	$0.24

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended
	March 31,
	2017	2016
Revenues
Domestic	$224,474	$219,812
International	473,855	365,934
Total Revenues	698,329	585,746

Costs, Expenses and Other Expense (Income)
Cost of goods sold	418,754	365,544
Internal research and development	70,844	40,252
Selling, general and administrative	128,865	117,051
Interest expense	4,547	2,015
Other expense (income), net	(9,611)	(794)
Total Costs, Expenses & Other Expense (Income)	613,399	524,068

Earnings Before Income Taxes	84,930	61,678

Income Taxes	22,303	10,535

Net Earnings	$62,627	$51,143

Basic Earnings Per Share	$1.00	$0.83

Diluted Earnings Per Share	$0.97	$0.81

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$22,430	$14,938	$62,627	$51,143
Other comprehensive income (loss):
Foreign currency translation adjustments	3,002	4,553	(12,145)	(9,009)
Pension adjustment, net of taxes of ($40) and $45 for the three and nine months ended March 31, 2017, respectively, and ($5) and $9 for the three and nine months ended March 31, 2016, respectively	(149)	(17)	163	32
Comprehensive income	$25,283	$19,474	$50,645	$42,166

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net earnings	$62,627	$51,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,190	32,613
Amortization	9,532	9,172
Share-based compensation expense	8,695	8,516
(Gains) losses on foreign currency remeasurements and transactions	(3,633)	586
Earnings from equity investment	(654)	(653)
Deferred income taxes (benefit)	248	(1,193)
Excess tax benefits from share-based compensation expense	-	(96)
Increase (decrease) in cash excluding the effect of the purchase of acquisitions from changes in:
Accounts receivable	(8,220)	(4,548)
Inventories	(20,273)	(8,950)
Accounts payable	7,610	(337)
Income taxes	2,958	(2,628)
Accrued compensation and benefits	(12,387)	6,471
Other operating net assets	(3,321)	(8,860)
Net cash provided by operating activities	78,372	81,236
Cash Flows from Investing Activities
Additions to property, plant & equipment	(99,135)	(32,743)
Purchases of businesses	(580)	(118,657)
Other investing activities	1,707	92
Net cash used in investing activities	(98,008)	(151,308)
Cash Flows from Financing Activities
Proceeds from borrowings	64,000	125,200
Payments on borrowings	(20,000)	(38,500)
Proceeds from exercises of stock options	14,625	7,444
Payments in satisfaction of employees' minimum tax obligations	(3,407)	(1,983)
Debt issuance costs	(1,384)	-
Purchases of treasury stock	-	(6,284)
Other financing activities	-	96
Net cash provided by financing activities	53,834	85,973
Effect of exchange rate changes on cash and cash equivalents	(5,062)	(2,162)
Net increase in cash and cash equivalents	29,136	13,739
Cash and Cash Equivalents at Beginning of Period	218,445	173,634
Cash and Cash Equivalents at End of Period	$247,581	$187,373
Cash paid for interest	$3,937	$1,859
Cash paid for income taxes	$16,852	$13,378
Non-cash transactions:
Capital lease obligation incurred on facility lease	$25,000	$-
Additions to property, plant & equipment included in accounts payable	$6,521	$-
Purchase of business utilizing earnout consideration recorded in other current liabilities	$-	$2,000
Purchase of business utilizing earnout consideration recorded in long-term liabilities	$-	$4,000

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2016	72,840	$243,812	$(14,017)	$652,788	(10,966)	$(100,245)	$782,338
Shares issued under share-based compensation plans	1,119	14,625	-	-	(137)	(3,407)	11,218
Net earnings	-	-	-	62,627	-	-	62,627
Treasury stock under deferred compensation arrangements	37	(4,885)	-	-	175	4,885	-
Foreign currency translation adjustments	-	-	(12,145)	-	-	-	(12,145)
Share-based compensation expense	-	8,695	-	-	-	-	8,695
Pension adjustment, net of taxes of $45	-	-	163	-	-	-	163
Balance - March 31, 2017	73,996	$262,247	$(25,999)	$715,415	(10,928)	$(98,767)	$852,896

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI” or the “Company”) for the three and nine months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2016 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update affects reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

Pronouncements Currently Under Evaluation

In March 2017, the FASB issued ASU 2017-07, Consolidation (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update affects Employers’ presentation of defined benefit retirement plan costs. Early adoption is permitted. The standard will be effective for the Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial assets. This update provides clarification on the scope and application of the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. Early adoption is permitted but only as of fiscal years beginning after December 15, 2016. The standard will be effective for the Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. This update changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Early adoption is permitted. The standard will be effective for the Company’s 2020 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company will adopt this for any impairment test performed after July 1, 2017 as permitted under the standard.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update requires that when intra-entity asset transfers occur, the entity must recognize tax effects in the period in which the transfer occurs. The standard will be effective for The Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update is intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update will be effective for the Company’s 2021 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement to retrospectively apply the equity method in previous periods when an investor obtains significant influence over an investee. The standard will be effective for the Company’s 2018 fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. On July 9, 2015 the FASB approved a one year deferral of the effective date of the update. The update will be effective for the Company’s 2019 fiscal year. In May 2016, the FASB issued an amendment which did not change the core principles of the guidance in Topic 606. Rather, the amendments in this update affect only narrow aspects of Topic 606. We have not yet selected a transition method and are currently evaluating the impact that this guidance, along with the subsequent updates and clarifications, will have on the Company’s Consolidated Financial Statements.

Note 3.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2017	2016
Raw materials	$76,215	$70,623
Work in progress	65,059	57,566
Finished goods	50,528	46,944
	$191,802	$175,133

Note 4.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2017	2016
Land and improvements	$4,604	$4,990
Buildings and improvements	131,542	110,219
Machinery and equipment	448,643	409,551
Construction in progress	97,674	34,602
	682,463	559,362
Less accumulated depreciation	(346,711)	(316,505)
	$335,752	$242,857

During the quarter ending March 31, 2017, the Company sold its manufacturing facility located in Newport Ritchey, Florida. The Company received $1.7 million, net of customary closing costs and a $0.3 million reserve held in escrow for environmental purposes. The gain on sale of $0.3 million was recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings.

Note 5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2017
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,105	$96,760	$52,890	$233,755
Foreign currency translation	(100)	(1,142)	-	(1,242)
Balance-end of period	$84,005	$95,618	$52,890	$232,513

Note 1 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management has evaluated goodwill for indicators of impairment and has concluded that there are no indicators of impairment as of March 31, 2017.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2017 and June 30, 2016 were as follows ($000):

	March 31, 2017			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$53,994	$(26,010)	$27,984	$54,344	$(22,724)	$31,620
Trademarks	15,749	(1,308)	14,441	15,869	(1,209)	14,660
Customer Lists	111,807	(39,448)	72,359	112,141	(33,912)	78,229
Other	1,569	(1,513)	56	1,571	(1,490)	81
Total	$183,119	$(68,279)	$114,840	$183,925	$(59,335)	$124,590

Amortization expense recorded on the Company’s intangible assets was $3.1 million and $9.5 million for the three and nine months ended March 31, 2017, respectively, and was $3.2 million and $9.2 million for the three and nine months ended March 31, 2016, respectively. Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 94 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 137 months. The gross carrying amount of trademarks includes $14.0 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German and Chinese subsidiaries.

At March 31, 2017, the estimated amortization expense for existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Fiscal Year Ending June 30,	Amount
Remaining 2017	$3,156
2018	12,108
2019	11,789
2020	10,981
2021	10,125

Note 6.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2017	2016
Line of credit, interest at LIBOR, as defined, plus 1.5%	$187,000	$188,000
Term loan, interest at LIBOR, as defined, plus 1.5%	90,000	45,000
Yen denominated line of credit, interest at LIBOR, as defined, plus 0.625%	2,683	2,917
Total debt	279,683	235,917
Current portion of long-term debt	(20,000)	(20,000)
Unamortized debt issuance costs	(1,582)	(610)
Long-term debt, less current portion	$258,101	$215,307

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2017 and June 30, 2016, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2017, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $138.4 million and $37.7 million under its lines of credit as of March 31, 2017 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2017 and June 30, 2016, total outstanding letters of credit supported by these credit facilities were $1.4 million and $1.2 million, respectively.

The weighted average interest rate of total borrowings was 2.3% and 1.6% for the nine months ended March 31, 2017 and 2016, respectively.

Remaining annual principal payments under the Company’s existing credit facilities as of March 31, 2017 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of
Period	Loan	of Credit	Credit	Total
Year 1	$20,000	$-	$-	$20,000
Year 2	20,000	-	-	20,000
Year 3	20,000	-	-	20,000
Year 4	20,000	2,683	-	22,683
Year 5	10,000	-	187,000	197,000
Total	$90,000	$2,683	$187,000	$279,683

Note 7.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2017 and 2016 was 26.3% and 17.1%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2017 and June 30, 2016, the Company’s gross unrecognized income tax benefit was $6.6 million and $5.6 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $0.5 million of the gross unrecognized tax benefits at March 31, 2017 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.2 million and $0.1 million at March 31, 2017 and June 30, 2016, respectively. Fiscal years 2014 to 2017 remain open to examination by the United States Internal Revenue Service, fiscal years 2012 to 2017 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2017 remain open to examination by certain foreign taxing jurisdictions. The Company’s income tax returns are not currently under examination. The Company believes its income tax reserves for these tax matters are adequate.

Note 8.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares are not included in the calculation because they were anti-dilutive and totaled approximately 36,000 and 163,000 for the three and nine months ended March 31, 2017, respectively, and 109,000 and 178,000 for the three and nine months ended March 31, 2016, respectively ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$22,430	$14,938	$62,627	$51,143
Divided by:
Weighted average shares	62,807	61,369	62,403	61,252

Basic earnings per common share	$0.36	$0.24	$1.00	$0.83

Net earnings	$22,430	$14,938	$62,627	$51,143
Divided by:
Weighted average shares	62,807	61,369	62,403	61,252
Dilutive effect of common stock equivalents	2,203	1,684	1,930	1,566
Diluted weighted average common shares	65,010	63,053	64,333	62,818

Diluted earnings per common share	$0.35	$0.24	$0.97	$0.81

Note 9.	Segment Reporting

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

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$83,648	$109,099	$52,240	$-	$244,987
Inter-segment revenues	9,661	3,450	2,713	(15,824)	-
Operating income	8,337	15,898	4,804	-	29,039
Interest expense	-	-	-	-	(1,936)
Other income (expense), net	-	-	-	-	2,164
Income taxes	-	-	-	-	(6,837)
Net earnings	-	-	-	-	22,430
Depreciation and amortization	5,713	5,029	4,182	-	14,924
Segment assets	556,238	496,068	295,342	-	1,347,648
Expenditures for property, plant & equipment	23,299	8,727	9,287	-	41,313
Investment	-	-	12,007	-	12,007

	Three Months Ended March 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$73,778	$80,603	$50,724	$-	$205,105
Inter-segment revenues	5,962	3,363	1,800	(11,125)	-
Operating income	5,395	9,543	4,452	-	19,390
Interest expense	-	-	-	-	(769)
Other income (expense), net	-	-	-	-	(1,257)
Income taxes	-	-	-	-	(2,426)
Net earnings	-	-	-	-	14,938
Depreciation and amortization	4,192	4,888	5,581	-	14,661
Expenditures for property, plant & equipment	7,156	4,160	2,271	-	13,587

	Nine Months Ended March 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$244,421	$305,824	$148,084	$-	$698,329
Inter-segment revenues	24,361	10,049	7,091	(41,501)	-
Operating income	22,628	45,689	11,549	-	79,866
Interest expense	-	-	-	-	(4,547)
Other income (expense), net	-	-	-	-	9,611
Income taxes	-	-	-	-	(22,303)
Net earnings	-	-	-	-	62,627
Depreciation and amortization	17,025	14,853	12,844	-	44,722
Expenditures for property, plant & equipment	59,161	21,224	18,750	-	99,135

	Nine Months Ended March 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$215,552	$226,762	$143,432	$-	$585,746
Inter-segment revenues	15,342	9,160	5,738	(30,240)	-
Operating income	28,820	23,282	10,797	-	62,899
Interest expense	-	-	-	-	(2,015)
Other income (expense), net	-	-	-	-	794
Income taxes	-	-	-	-	(10,535)
Net earnings	-	-	-	-	51,143
Depreciation and amortization	11,587	14,961	15,237	-	41,785
Expenditures for property, plant & equipment	16,511	10,783	5,449	-	32,743

Note 10.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2017	2016	2017	2016
Stock Options and Cash-Based Stock Appreciation Rights	$1,565	$755	$4,659	$3,892
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,890	991	5,450	3,776
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,110	762	2,438	2,438
	$4,565	$2,508	$12,547	$10,106

Note 11.	Fair Value of Financial Instruments

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At March 31, 2017, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts. Foreign currency loss related to these contracts was $1.1 million for the three months ended March 31, 2017, and foreign currency gain of $0.2 million for the nine months ended March 31, 2017. The Company had a contingent earnout arrangement related to the acquisition of EpiWorks recorded at fair value. The EpiWorks earnout arrangement provides up to a maximum of $6.0 million of additional cash payments based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafer output and gross margin, which if earned would be payable for the achievement of each specific target over the next three years. The fair value of the contingent earnout arrangement was measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis for the periods presented ($000):

Fair Value Measurements at March 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$135	$-	$135	$-
Contingent earnout arrangement	$5,545	$-	$-	$5,545

Fair Value Measurements at June 30, 2016 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$511	$-	$511	$-
Contingent earnout arrangement	$4,352	$-	$-	$4,352

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three and nine months ended March 31, 2017.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s level 3 contingent earnout arrangement related to the acquisition of EpiWorks ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2016	$4,352
Payments	-
Changes in fair value	1,193

Balance at March 31, 2017	$5,545

The change in fair value of $1.2 million was recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings.

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

The Company has recorded the fair market value of these contracts in the Company’s Condensed Consolidated Financial Statements. These contracts had a total notional amount of $7.9 million and $9.2 million at March 31, 2017 and June 30, 2016, respectively. As of March 31, 2017, these forward contracts had expiration dates ranging from April 2017 through July 2017, with Japanese Yen denominations individually ranging from 100 million Yen to 400 million Yen. The Company does not account for these contracts as hedges as defined by U.S. GAAP, and records the change in the fair value of these contracts in Other expense (income), net in the Condensed Consolidated Statements of Earnings as they occur. The fair value measurement takes into consideration foreign currency rates and the current creditworthiness of the counterparties to these contracts, as applicable, and is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments and thus represents a Level 2 measurement. These contracts are recorded in Other accrued liabilities as of as of March 31, 2017 and June 30, 2016 in the Company’s Condensed Consolidated Balance Sheets. The fair value of these contracts decreased $1.3 million and increased $0.4 million for the three and nine months ended March 31, 2017, respectively.

During the month of March 2017, the Company entered into a $50.0 million forward contract that matured on March 31, 2017 to limit exposure to the Chinese Renminbi. Upon expiration of this contract, the Company recorded a $0.3 million gain in the Condensed Consolidated Statement of Earnings.

Note 13.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Nine Months Ended March 31, 2017	Amount
Balance-beginning of period	$3,908
Payments made during the period	(3,184)
Additional warranty liability recorded during the period	3,286
Balance-end of period	$4,010

Note 14.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$874	$658	$2,642	$1,978
Interest cost	39	107	117	321
Expected return on plan assets	(176)	(269)	(532)	(810)
Net amortization	(189)	(22)	208	41
Net periodic pension costs	$548	$474	$2,435	$1,530

The Company contributed $0.8 million and $2.6 million to the Swiss Plan during the three and nine months ended March 31, 2017, respectively, and $0.5 million and $1.5 million during the three and nine months ended March 31, 2016, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $1.0 million to the Swiss Plan during the remainder of fiscal year 2017.

Note 15.	Share Repurchase Program

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 16.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the nine months ended March 31, 2017 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2016	$(6,185)	$(7,832)	$(14,017)
Other comprehensive loss before reclassifications	(12,145)	-	(12,145)
Amounts reclassified from AOCI	-	163	163
Net current-period other comprehensive income (loss)	(12,145)	163	(11,982)
AOCI - March 31, 2017	$(18,330)	$(7,669)	$(25,999)

Note 17.	Capital Lease

During the quarter ended December 31, 2016, the Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2017 (remaining)	$645
2018	2,579
2019	2,579
2020	2,579
2021	2,579
Thereafter	27,082

Total minimum lease payments	$38,043
Less amount representing interest	13,297

Present value of capitalized payments	$24,746
Less: current portion	1,057

Long-term portion	$23,689

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Capital lease obligation, respectively, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017. The present value of capitalized payments of $25.0 million was recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017, with associated depreciation being recorded over the 15 year life of the lease.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 26, 2016.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of March 31, 2017.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per-share data)

The following table sets forth bookings and select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2017 and 2016, respectively:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Bookings	$280.8		$235.5

		% of		% of
		Revenues		Revenues
Total revenues	$245.0	100.0%	$205.1	100.0%
Cost of goods sold	147.3	60.1	127.4	62.1
Gross margin	97.7	39.9	77.7	37.9
Operating expenses:
Internal research and development	25.4	10.4	14.9	7.3
Selling, general and administrative	43.3	17.7	43.4	21.2
Interest and other, net	(0.2)	(0.1)	2.1	1.0
Earnings before income tax	29.2	11.9	17.3	8.5
Income taxes	6.8	2.8	2.4	1.2
Net earnings	$22.4	9.1%	$14.9	7.3%

Diluted earnings per share:	$0.35		$0.24

	Nine Months Ended		Nine Months Ended
	March 31, 2017		March 31, 2016
Bookings	$799.4		$630.4

		% of		% of
		Revenues		Revenues
Total revenues	$698.3	100.0%	$585.8	100.0%
Cost of goods sold	418.8	60.0	365.5	62.4
Gross margin	279.5	40.0	220.3	37.6
Operating expenses:
Internal research and development	70.8	10.1	40.3	6.9
Selling, general and administrative	128.9	18.5	117.1	20.0
Interest and other, net	(5.1)	(0.7)	1.2	0.2
Earnings before income tax	84.9	12.2	61.7	10.5
Income taxes	22.3	3.2	10.6	1.8
Net earnings	$62.6	9.0%	$51.1	8.7%

Diluted earnings per share:	$0.97		$0.81

Executive Summary

Net earnings for the three months ended March 31, 2017 were $22.4 million ($0.35 per-share diluted), compared to $14.9 million ($0.24 per-share diluted) for the same period last fiscal year.  Net earnings for the nine months ended March 31, 2017 were $62.6 million ($0.97 per-share diluted), compared to $51.1 million ($0.81 per-share diluted) for the same period last fiscal year. The increase in net earnings for the three and nine months ended March 31, 2017 compared to the same periods last year was primarily the result of increased revenues, favorable product mix at the II-VI Photonics segment and improved operational performance from all three segments. In particular the Company has seen continued increased demand from the optical communications customer base as a result of continuation of the China broadband initiative, data center and U.S. metro upgrade cycles (including cable television). In addition, the Company’s II-VI Laser Solutions segment saw increased demand for its carbon dioxide (“CO2”) and one-micron laser applications. Partially offsetting the increase in net earnings were increased internal research and development expenses for the Company’s investment in the high-volume vertical cavity surface emitting lasers (“VCSELs”) platform. Income tax expense increased compared to the same periods last fiscal year due to the current year impact of the U.S. income tax valuation allowance as well as prior year income taxes benefitted from the expiration of the statute of limitations for certain tax reserves.

Consolidated

Bookings. Bookings for the three months ended March 31, 2017 increased 19% to $280.8 million, compared to $235.5 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2017 increased 27% to $799.4 million, compared to $630.4 million for the same period last fiscal year. Bookings are defined as customer orders received that are expected to be converted to revenues over the next twelve months. For long-term customer orders, the Company does not include in bookings the portion of the customer order that is beyond twelve months, due to the inherent uncertainty of an order that far out in the future. The Company’s II-VI Laser Solutions segment realized increased bookings of $24.2 million, or 30%, and $54.3 million, or 25%, for the three and nine months ended March 31, 2017, respectively, over the same periods last year. The increase was driven by the acquisitions of II-VI EpiWorks and II-VI OED, as well as higher demand for high and low power laser optics, one-micron laser applications and semiconductor photolithography. Additionally, the Company’s II-VI Performance Products segment realized increased bookings of $14.6 million, or 29%, and $30.2 million, or 20%, for the three and nine months ended March 31, 2017, respectively, over the same periods last year. The increase was driven by demand for silicon carbide (“SiC”) substrates supporting radio frequency (“RF”) development of power device products in automotive and industrial markets.

Revenues. Revenues for the three months ended March 31, 2017 increased 19% to $245.0 million, compared to $205.1 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2017 increased 19% to $698.3 million, compared to $585.8 million for the same period last fiscal year. The Company has seen continued increased demand from the optical communications customer base as a result of continuation of the China broadband initiative, data center and U.S. metro upgrade cycles (including cable television). In addition, the Company’s II-VI Laser Solutions segment saw increased demand for its products addressing CO2 and one-micron laser applications.

Gross margin. Gross margin for the three months ended March 31, 2017 was $97.7 million, or 39.9%, of total revenues, compared to $77.7 million, or 37.9%, of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2017 was $279.5 million, or 40.0%, of total revenues, compared to $220.3 million, or 37.6% of total revenues, for the same period last fiscal year. The improvement in gross margin for both the three and nine months ended March 31, 2017 compared to the same periods last fiscal year was primarily driven by incremental margins realized on the Company’s higher revenue levels and favorable product mix primarily in the II-VI Photonics segment.

Internal research and development. Company-funded internal research and development expenses for the three months ended March 31, 2017 were $25.4 million, or 10.4% of revenues, compared to $14.9 million, or 7.3% of revenues, for the same period last fiscal year. Company-funded internal research and development expenses for the nine months ended March 31, 2017 were $70.8 million, or 10.1% of revenues, compared to $40.3 million, or 6.9% of revenues, for the same period last fiscal year. The increase in internal research and development expense for the three and nine months ended March 31, 2017 is the result of the Company’s continued investments in the development of the technology required to produce new opto-electronic devices in large volume for future applications as well as new product introductions across the Company’s segments. The Company anticipates the internal research and development expenses as a percentage of revenues to approximate the current run rate as the Company continues to invest in its growth strategy around the high-volume VCSELs platform.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 were $43.3 million, or 17.7% of revenues, compared to $43.4 million, or 21.2% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2017 were $128.9 million, or 18.5% of revenues, compared to $117.1 million, or 20.0% of revenues, for the same period last fiscal year. SG&A included $2.5 million and $6.8 million for the three and nine months ended March 31, 2016, respectively, of expense attributed to the acquisitions of II-VI EpiWorks and II-VI OED that occurred during the March 31, 2016 fiscal quarter last year. The Company experienced favorable leverage ratios as a result of capitalizing on synergies created from the Company’s recent acquisitions over the past several years.

Interest and other, net. Interest and other, net for the three months ended March 31, 2017 was income of $0.2 million, compared to expense of $2.1 million for the same period last fiscal year. Interest and other, net for the nine months ended March 31, 2017 was income of $5.1 million, compared to expense of $1.2 million for the same period last fiscal year. Included in interest and other, net were interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, foreign currency gains and losses and contingent earnout and technology transfer income from the sale of the ANADIGICS RF business that occurred in June 2016. In particular, the Company recorded for the current three months ended March 31, 2017, $2.3 million of income relating to the residual agreements from the sale of the RF business offset by interest expense of $1.9 million on outstanding borrowings. For the nine months ended March 31, 2017, other income consisted primarily of foreign currency gains of $3.6 million and income from the residual agreements on the sale of the RF business noted above of $4.8 million offset by interest expense of $4.5 million on outstanding borrowings.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2017 was 26.3%, compared to an effective tax rate of 17.1% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The higher effective tax rate during the current fiscal year is due to the ongoing valuation allowance against certain U.S. based deferred tax assets.

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

II- VI Laser Solutions ($ in millions)

						%
	Three Months Ended		%	Nine Months Ended		Increase
	March 31,		Increase	March 31,		(Decrease)
	2017	2016		2017	2016
Bookings	$106.0	$81.8	30%	$271.6	$217.3	25%
Revenues	$83.6	$73.8	13%	$244.4	$215.6	13%
Operating income	$8.3	$5.4	54%	$22.6	$28.8	(22%)

The above operating results for the three and nine months ended March 31, 2017 include the Company’s acquisitions of II-VI EpiWorks and II-VI OED. II-VI EpiWorks was acquired on February 1, 2016 and II-VI OED was acquired on March 15, 2016.

Bookings for the three months ended March 31, 2017 for II-VI Laser Solutions increased 30% to $106.0 million, compared to $81.8 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2017 for II-VI Laser Solutions increased 25% to $271.6 million, compared to $217.3 million for the same period last fiscal year. Bookings included $7.3 million and $23.0 million for the three and nine month periods ended March 31, 2017, respectively, and $2.2 million for the same periods during 2016 attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the increase in bookings for the three and nine months ended March 31, 2017 was driven by increased demand for CO2 and one-micron laser applications and photolithography related products, including diamond product lines.

Revenues for the three months ended March 31, 2017 for II-VI Laser Solutions increased 13% to $83.6 million, compared to revenues of $73.8 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2017 for II-VI Laser Solutions increased 13% to $244.4 million, compared to revenues of $215.6 million for the same period last fiscal year. Revenues included $5.5 million and $17.8 million for the three and nine months ended March 31, 2017, respectively, and $4.2 million for the same periods during 2016 attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the increase in revenues for the three and nine month periods ended March 31, 2017 was the result of higher demand for high and low power laser optics, one-micron laser applications and semiconductor photolithography.

Operating income for the three months ended March 31, 2017 for II-VI Laser Solutions increased 54% to $8.3 million, compared to $5.4 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2017 for II-VI Laser Solutions decreased 22% to $22.6 million, compared to $28.8 million for the same period last fiscal year. Operating income included $7.0 million and $12.9 million for the three and nine months ended March 31, 2017, respectively, and $4.3 million for the same periods during 2016 of operating losses attributed to the recent acquisitions of II-VI EpiWorks and II-VI OED. Exclusive of acquisitions, the increase in operating income for the three months ended March 31, 2017 was primarily driven by volume and favorable product mix. Exclusive of acquisitions, the increase in operating income for the nine months ended March 31, 2017 was primarily driven by increased revenues.

II- VI Photonics ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2017	2016		2017	2016
Bookings	$109.5	$103.0	6%	$350.2	$265.7	32%
Revenues	$109.1	$80.6	35%	$305.8	$226.8	35%
Operating income	$15.9	$9.6	66%	$45.7	$23.3	96%

Bookings for the three months ended March 31, 2017 for II-VI Photonics increased 6% to $109.5 million, compared to $103.0 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2017 for II-VI Photonics increased 32% to $350.2 million, compared to $265.7 million for the same period last fiscal year. The increase in bookings during the three and nine month periods ended March 31, 2017 compared to the same periods last fiscal year was the result of increased orders from the ongoing Chinese broadband initiative, U.S. Metro, data center communications, and the continued investment in undersea fiber optic networks. The broadband China initiative continued to increase demand for the segment’s transport and amplification component products, particularly 980nm pumps, optical channel monitors and integrated passive components used in optical communications.

Revenues for the three months ended March 31, 2017 for II-VI Photonics increased 35% to $109.1 million, compared to $80.6 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2017 for II-VI Photonics increased 35% to $305.8 million, compared to $226.8 million for the same period last fiscal year. The Company continued to realize increased revenues from the broadband China initiative as China continues to expand its geographical broadband networks. In addition, increased market share gains and new product introductions fueled the higher revenues during the current three and nine month periods ended March 31, 2017.

Operating income for the three months ended March 31, 2017 for II-VI Photonics increased 66% to $15.9 million, compared to $9.6 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2017 for II-VI Photonics increased 96% to $45.7 million, compared to $23.3 million for the same period last fiscal year. The increase in operating income for both the three and nine month periods ended March 31, 2017 was primarily due to incremental margin realized on the higher revenue volume as well as higher margin product mix, including terrestrial and submarine 980nm pumps, and new product introductions which have higher margin profiles upon introduction to the market.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2017	2016		2017	2016
Bookings	$65.3	$50.7	29%	$177.6	$147.4	20%
Revenues	$52.3	$50.7	3%	$148.1	$143.4	3%
Operating income	$4.8	$4.4	9%	$11.5	$10.8	6%

Bookings for the three months ended March 31, 2017 for II-VI Performance Products increased 29% to $65.3 million, compared to $50.7 million for the same period last fiscal year. Bookings for the nine months ended March 31, 2017 for II-VI Performance Products increased 20% to $177.6 million, compared to $147.4 million for the same period last fiscal year. The increase in bookings for the three and nine month periods ended March 31, 2017 were driven by increasing demand for SiC substrates for RF and power applications supporting growth in the 4G base station market, and supporting development of power device products in automotive and industrial markets.

Revenues for the three and nine months ended March 31, 2017 for II-VI Performance Products for both periods increased 3% to $52.3 million and $148.1 million, respectively, compared to $50.7 million and to $143.4 million for the same periods last fiscal year. The increase in revenues for the three and nine month periods ended March 31, 2017 was driven by continued growth in the 4G base station market which is expanding geographically. Revenue growth was also driven by increasing demand for 150mm power device products as the market enters the manufacturing phase in the transition from 100mm to 150mm SiC substrates.

Operating income for the three months ended March 31, 2017 for II-VI Performance Products increased 9% to $4.8 million, compared to $4.4 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2017 for II-VI Performance Products increased 6% to $11.5 million, compared to $10.8 million for the same period last fiscal year. The increase in operating income for the three and nine month periods ended March 31, 2017 was driven primarily by increased sales volume.

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

Sources (uses) of Cash (millions):

	Nine Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$78.4	$81.2
Additions to property, plant & equipment	(99.1)	(32.7)
Net borrowings on long-term borrowings	44.0	86.7
Proceeds from exercises of stock options	14.6	7.4
Payments in satisfaction of employees' minimum tax obligations	(3.4)	(1.9)
Debt issuance costs	(1.4)	-
Purchases of businesses	(0.6)	(118.7)
Purchases of treasury shares	-	(6.3)
Effect of exchange rate changes on cash and cash equivalents and other items	(3.4)	(2.0)

Net cash provided by operating activities:

Net cash provided by operating activities was $78.4 million for the nine months ended March 31, 2017, compared to net cash provided by operating activities of $81.2 million for the same period last fiscal year. The decrease in cash provided by operating activities was due to higher levels of accounts receivable and inventory at March 31, 2017. Additionally, higher award levels on the Company’s fiscal year 2016 bonus programs, paid in August 2016, contributed to the decrease in cash provided by operating activities.

Net cash used in investing activities:

Net cash used in investing activities was $98.0 million for the nine months ended March 31, 2017, compared to net cash used of $151.3 million for the same period last fiscal year. The net cash used in investing activities during the nine months ended March 31, 2017 consisted primarily of cash paid for capital expenditures. The increase in capital expenditures in the current fiscal period compared to the same period last year was driven by additional capital expenditures to increase the Company’s capability to produce new opto-electronic devices as it continues to accelerate its new technology investment platform. Additionally, the Company purchased certain assets of DirectPhotonics Industries GmbH, located in Berlin, Germany, for $0.6 million. The net cash used in investing activities during the nine months ended March 31, 2016 consisted primarily of $118.7 million for the acquisition of EpiWorks and ANADIGICS.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $53.8 million for the nine months ended March 31, 2017, compared to net cash provided by financing activities of $86.0 million. During the current nine months the Company borrowed $64.0 million in long-term debt. The Company also received $14.6 million of proceeds from stock option exercises. Offsetting the increase in cash were payments made on outstanding borrowings of $20.0 million, $3.4 million of minimum tax withholding obligations on the vesting of employees’ restricted and performance shares, and $1.4 million of debt issuance costs associated with the Amended Credit Facility entered into on July 28, 2016. Net cash provided by financing activities was $86.0 million for the nine months ended March 31, 2016, was primarily composed of $86.7 million of net proceeds on borrowings, $6.3 million of treasury stock repurchases and $2.0 million minimum tax withholding obligations on the vesting of employees’ restricted and performance shares, offset by $7.4 million of proceeds from stock option exercises.

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 0.075% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 0.75% to 1.75%. The Applicable Margin is based on the Company’s ratio of consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit was extended in September 2015 through August 2020 on substantially the same terms. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.50%. At March 31, 2017 and June 30, 2016, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2017, the Company was in compliance with all financial covenants under its Yen facility.

The Company had aggregate availability of $138.4 million and $37.7 million under its lines of credit as of March 31, 2017 and June 30, 2016, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of March 31, 2017 and June 30, 2016, total outstanding letters of credit supported by the credit facilities were $1.4 million and $1.2 million, respectively.

The weighted average interest rate of total borrowings under all credit facilities was 2.3% and 1.6% for the nine months ended March 31, 2017 and 2016, respectively.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its issued and outstanding common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration date and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. There have been no repurchases during the current fiscal year.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2017	2016
Cash and cash equivalents	$247.6	$218.4
Available borrowing capacity	138.4	37.7
Total debt obligation	279.7	235.9

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of long-term borrowings and capital lease obligations, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2017 and June 30, 2016, the Company held approximately $220 million and $177 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2017.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$279,683	$20,000	$40,000	$219,683	$-
Interest payments(1)	24,839	6,342	11,267	7,230	-
Capital lease obligations	24,746	1,057	2,313	2,622	18,754
Operating lease obligations(2)	63,614	12,631	19,363	11,307	20,313
Purchase obligations(3) (4)	38,078	33,958	4,120	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$430,960	$73,988	$77,063	$240,842	$39,067

(1)	Variable rate interest obligations are based on the interest rate in place at March 31, 2017 and relate to the Credit Facility.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2061.
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

The Company’s gross unrecognized income tax benefit at March 31, 2017 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2017 to be $1.0 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations. The funded status of our defined benefit plans is disclosed in Note 14 to the Company’s Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen and the Chinese Renminbi. No significant changes have occurred in the techniques and instruments used other than those described below.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates. The Company enters into foreign currency forward contracts that permit it to sell specified amounts of foreign currencies expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $7.9 million and $9.2 million at March 31, 2017 and June 30, 2016, respectively. The Company continually monitors its positions and the credit ratings of the parties to these contracts. While the Company may be exposed to potential losses due to risk in the event of non-performance by the counterparties to these financial instruments, it does not currently anticipate such losses.

During the month of March 2017, the Company entered into a $50.0 million forward contract that matured on March 31, 2017, to limit exposure to the Chinese Renminbi. Upon expiration of this contract, the Company recorded $0.3 million gain in the Condensed Consolidated Statement of Earnings.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.7 million to an increase of $2.0 million for the three months ended March 31, 2017. A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $5.1 million to an increase of $6.2 million for the nine months ended March 31, 2017.

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $2.0 million to an increase of $2.5 million for the three months ended March 31, 2017.

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

Interest Rate Risks

As of March 31, 2017, the Company’s total outstanding borrowings of $279.7 million were from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $90.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $187.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 million and $1.3 million for the three and nine months ended March 31, 2017, respectively.

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

The Company and its subsidiaries are involved from time to time in various claims, lawsuits, and regulatory proceedings incidental to its business. The resolution of each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from these legal and regulatory proceedings will not materially affect the Company’s financial condition, liquidity or results of operation.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth repurchases of our common stock during the quarter ended March 31, 2017:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
January 1, 2017 to January 31, 2017	-		$-	-	$30,906,904
February 1, 2017 to February 28, 2017	126	(a)	$36.60	-	$30,906,904
March 1, 2017 to March 31, 2017	31,873	(b)	$35.50	-	$30,906,904
Total	31,999		$35.50	-

(a)

Includes 126 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

(b)

Includes 31,873 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards and deferred compensation plan distributions.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Consulting Agreement, dated June 30, 2016, between II-VI Incorporated and Carl J. Johnson	Filed herewith.

31.01	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: May 2, 2017	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: May 2, 2017	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference

10.01	Consulting Agreement, dated June 30, 2016, between II-VI Incorporated and Carl J. Johnson	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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