Form 10-Q
period 2017-09-30
II-VI INC
filed 2017-11-08
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 3, 2017, 62,370,557 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$241,285	$271,888
Accounts receivable - less allowance for doubtful accounts of $1,622 at September 30, 2017 and $1,314 at June 30, 2017	192,828	193,379
Inventories	224,461	203,695
Prepaid and refundable income taxes	6,410	6,732
Prepaid and other current assets	28,704	26,602
Total Current Assets	693,688	702,296
Property, plant & equipment, net	460,859	367,728
Goodwill	270,103	250,342
Other intangible assets, net	135,905	133,957
Investment	11,998	11,727
Deferred income taxes	2,950	3,023
Other assets	8,302	8,224
Total Assets	$1,583,805	$1,477,297

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	73,271	65,540
Accrued compensation and benefits	42,199	58,178
Accrued income taxes payable	12,216	12,178
Other accrued liabilities	30,789	29,056
Total Current Liabilities	178,475	184,952
Long-term debt	384,742	322,022
Capital lease obligation	23,144	23,415
Deferred income taxes	23,751	15,345
Other liabilities	29,931	31,000
Total Liabilities	640,043	576,734
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 74,632,347 shares at September 30, 2017; 74,081,451 shares at June 30, 2017	334,126	269,638
Accumulated other comprehensive income (loss)	(2,599)	(13,778)
Retained earnings	769,203	748,062
	1,100,730	1,003,922
Treasury stock, at cost - 12,453,513 shares at September 30, 2017 and 10,940,062 shares at June 30, 2017	(156,968)	(103,359)
Total Shareholders' Equity	943,762	900,563
Total Liabilities and Shareholders' Equity	$1,583,805	$1,477,297

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2017	2016
Revenues	261,503	221,520

Costs, Expenses and Other Expense (Income)
Cost of goods sold	155,528	133,918
Internal research and development	25,574	21,832
Selling, general and administrative	50,624	42,079
Interest expense	3,645	1,246
Other expense (income), net	(767)	(1,402)
Total Costs, Expenses and Other Expense (Income)	234,604	197,673

Earnings Before Income Taxes	26,899	23,847

Income Taxes	5,758	7,553

Net Earnings	$21,141	$16,294

Basic Earnings Per Share	$0.34	$0.26

Diluted Earnings Per Share	$0.32	$0.26

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended
	September 30,
	2017	2016

Net earnings	$21,141	$16,294
Other comprehensive income (loss):
Foreign currency translation adjustments	11,097	(582)
Pension adjustment, net of taxes of $23 and ($52) for the three months ended, respectively	82	(112)
Comprehensive income	$32,320	$15,600

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net earnings	$21,141	$16,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,219	11,708
Amortization	3,597	3,174
Share-based compensation expense	4,250	3,073
(Gain) loss on foreign currency remeasurements and transactions	(496)	582
Earnings from equity investment	(270)	(331)
Deferred income taxes	(2,995)	1,521
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	2,716	8,283
Inventories	(13,891)	(7,551)
Accounts payable	2,542	8,338
Income taxes	235	166
Accrued compensation and benefits	(16,434)	(19,756)
Other operating net assets	(3,231)	(5,988)
Net cash provided by operating activities	12,383	19,513
Cash Flows from Investing Activities
Additions to property, plant & equipment	(37,426)	(29,994)
Purchase of business, net of cash acquired	(79,465)	-
Other investing activities	136	145
Net cash used in investing activities	(116,755)	(29,849)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior notes due 2022	345,000	-
Proceeds from borrowings under Credit Facility	40,000	24,000
Payments on borrowings under Credit Facility	(257,000)	(10,000)
Purchases of treasury stock	(49,875)	-
Proceeds from exercises of stock options	3,706	1,745
Payments in satisfaction of employees' minimum tax obligations	(3,608)	(2,230)
Debt issuance costs	(10,061)	(1,384)
Other financing activities	-	139
Net provided by financing activities	68,162	12,270
Effect of exchange rate changes on cash and cash equivalents	5,607	(283)
Net (decrease) increase in cash and cash equivalents	(30,603)	1,651
Cash and Cash Equivalents at Beginning of Period	271,888	218,445
Cash and Cash Equivalents at End of Period	$241,285	$220,096
Cash paid for interest	$2,196	$1,092
Cash paid for income taxes	$6,167	$5,721

Non cash transactions:
Additions to property, plant & equipment included in accounts payable	$3,925	$-

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total

Balance - June 30, 2017	74,081	$269,638	$(13,778)	$748,062	(10,940)	$(103,359)	$900,563
Shares issued under share-based compensation plan	551	3,706	-	-	-	-	3,706
Shares acquired in satisfaction of minimum tax withholding obligations	-	-	-	-	(99)	(3,608)	(3,608)
Net earnings	-	-	-	21,141	-	-	21,141
Purchases of treasury stock	-	-	-	-	(1,415)	(49,875)	(49,875)
Treasury stock under deferred compensation arrangements	-	126	-	-	-	(126)	-
Foreign currency translation adjustments	-	-	11,097	-	-	-	11,097
Equity portion of convertible debt, net of issuance costs of $1,694	-	56,406	-	-	-	-	56,406
Share-based compensation expense	-	4,250	-	-	-	-	4,250
Pension adjustment, net of taxes of $23	-	-	82	-	-	-	82
Balance - September 30, 2017	74,632	$334,126	$(2,599)	$769,203	(12,454)	$(156,968)	$943,762

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three months ended  September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated results of operations for the three months ended  September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2017 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Note 2.	Recently Issued Financial Accounting Standards

Adopted Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The new guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit were needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has adopted this standard for any impairment test that is performed after July 1, 2017 as permitted under the standard.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. Under this ASU, excess tax benefits or deficiencies are recognized in income tax expense in the Condensed Consolidated Statement of Earnings. Upon adoption of this ASU, the Company had a valuation allowance for its U.S. deferred tax assets and did not recognize any tax benefit. Had the Company not had a valuation allowance, the Company would have recognized a tax benefit of $2.4 million. The impact to the Company’s dilutive shares under this new standard was immaterial.

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

We continue our evaluation of the impact of the ASU in fiscal 2018 by evaluating its impact on selected contracts at each of our business segments.  As the ASU will supersede all existing revenue guidance affecting U.S. GAAP, it could impact revenue and cost recognition on our contracts across all our business segments, as well as our business processes and our information technology.  As a result, our evaluation of the effect of the ASU will continue through fiscal year 2018. The Company has completed its assessment of its military related contracts that comprise approximately 10% of consolidated revenues and concluded that the Company will accelerate the recognition of revenue under the ASU for these contracts as the customer obtains control of the goods or service promised in the contract. The Company is currently evaluating the commercial portion of its business; the assessment will be completed during fiscal year 2018. Based upon our evaluation to date, we cannot currently estimate the impacts of adopting the ASU at this time. The Company will adopt this ASU using the modified retrospective method whereby the cumulative effect of applying the ASU would be recognized at the beginning of the year of adoption.

Other Pronouncements Currently Under Evaluation

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard will be effective for the Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Note 3.	Acquisition

Kaiam Laser Limited, Inc.

In August 2017, the Company acquired Kaiam Laser Limited, Inc. (“Kaiam”) a privately held company based in Newton Aycliffe, United Kingdom. Under the terms of the merger agreement, the consideration consisted of cash paid at the acquisition date of $79.5 million, net of cash acquired. The acquisition of Kaiam provides the Company with 150mm wafer fabrication platform to significantly expand the Company’s capacity for the production of vertical cavity surface emitting lasers (“VCSELs”) for the 3D sensing market and broadens the capability to address new market opportunities in other compound semiconductor materials. Kaiam will operate under the name II-VI Compound Semiconductor Ltd. within the Company’s II-VI Laser Solutions operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired, including tangible, intangible assets and related deferred income taxes.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of Kaiam within one year from the date of acquisition ($000):

Assets
Accounts receivable	$79
Inventories	4,559
Prepaid and other assets	1,246
Property, plant & equipment	64,482
Intangible assets	5,146
Goodwill	18,307
Total assets acquired	$93,819

Liabilities
Accounts payable	$751
Other accrued liabilities	2,486
Deferred tax liabilities	11,117
Total liabilities assumed	14,354
Net assets acquired	$79,465

The goodwill of $18.3 million is included in the II-VI Laser Solutions segment and is attributed to the expected synergies and the assembled workforce of Kaiam. None of the goodwill is deductible for income tax purposes. The Company expensed transaction costs of $1.0 million for the three months ended September 30, 2017.

The amount of revenues and net loss of Kaiam included in the Company’s Consolidated Statement of Earnings for the three months ended September 30, 2017 was $0.6 million and $3.7 million, respectively.

Integrated Photonics, Inc.

In June 2017, the Company acquired Integrated Photonics, Inc. (“IPI”), a privately held company based in New Jersey. IPI is a leader in engineered magneto-optic materials that enable high-performance directional components such as optical isolators for the optical communications market. Under the terms of the merger agreement, the consideration consisted of initial cash paid at the acquisition date of $39.4 million, net of cash acquired and a working capital adjustment of $0.7 million. In addition, the agreement provides up to a maximum of $2.5 million of additional cash earnout opportunities based upon IPI achieving certain agreed upon financial and transitional objectives, which if earned would be payable in the amount of $2.5 million for the achievement of the annual target.

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

The goodwill of $17.1 million is included in the II-VI Photonics segment and is attributed to the expected synergies and the assembled workforce of IPI. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $2.1 million with the gross contractual amount being $2.1 million. At the time of acquisition, the Company expected to collect all of the accounts receivable. The Company expensed transaction costs of $0.3 million all within the year ended June 30, 2017.

The amount of revenues and net earnings of IPI included in the Company’s Consolidated Statement of Earnings for the three months ended September 30, 2017 was $5.4 million and $0.4 million, respectively.

Note 4.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2017	2017
Raw materials	$81,706	$78,979
Work in progress	74,116	61,679
Finished goods	68,639	63,037
	$224,461	$203,695

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2017	2017
Land and land improvements	$9,228	$5,667
Buildings and improvements	200,774	144,293
Machinery and equipment	529,412	492,042
Construction in progress	95,594	88,458
	835,008	730,460
Less accumulated depreciation	(374,149)	(362,732)
	$460,859	$367,728

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2017
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,180	$113,272	$52,890	$250,342
Goodwill acquired	18,307	-	-	18,307
Foreign currency translation	830	624	-	1,454
Balance-end of period	$103,317	$113,896	$52,890	$270,103

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2017 and June 30, 2017 were as follows ($000):

	September 30, 2017			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$66,096	$(28,865)	$37,231	$65,438	$(27,313)	$38,125
Trademarks	15,872	(1,373)	14,499	15,806	(1,340)	14,466
Customer Lists	128,237	(44,101)	84,136	123,058	(41,740)	81,318
Other	1,575	(1,536)	39	1,571	(1,523)	48
Total	$211,780	$(75,875)	$135,905	$205,873	$(71,916)	$133,957

Amortization expense recorded on the Company’s intangible assets was $3.6 million and $3.2 million for the three months ended  September 30, 2017 and 2016, respectively.

In conjunction with the acquisition of Kaiam, the Company recorded $0.4 million attributed to the value of technology and patents and $4.7 million of customer lists. The intangibles were recorded based on the Company’s preliminary purchase price allocation utilizing either a discounted cash flow or relief from royalty method to derive the fair value. The valuation is expected to be finalized within one year from the date of acquisition.

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 97 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 145 months. The gross carrying amount of trademarks includes $14.1 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German, U.K. and Chinese subsidiaries.

At September 30, 2017, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2018	$10,678
2019	14,008
2020	13,052
2021	12,356
2022	10,903

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2017	2017
0.25% Convertible senior notes	$345,000	$-
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(65,359)	-
Term loan, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	80,000	85,000
Line of credit, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	40,000	252,000
Credit facility unamortized debt issuance costs	(1,400)	(1,491)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,667	2,679
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	404,742	342,022
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$384,742	$322,022

0.25% Convertible Senior Notes

On August 24, 2017, the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $300 million aggregate principal amount of our 0.25% convertible senior notes due 2022 (the "Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $45 million aggregate principal amount of the Notes (the “Over-Allotment Option”).

On August 29, 2017, the Initial Purchasers exercised their Over-Allotment Option to purchase the entire $45 million in aggregate principal amount of additional Notes. The Notes mature on September 1, 2022, unless earlier repurchased by the Company or converted by holders in accordance with the terms of the Notes. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018.

The sale of the Notes to the Initial Purchasers settled on August 29, 2017, and resulted in approximately $336 million in net proceeds to the Company after deducting the initial purchasers’ discount and the estimated offering expenses. The net proceeds from the offering and sale of the Notes were used, in part, to repurchase approximately $49.9 million of our Common Stock.  The Company used the remaining net proceeds to repay $257.0 million on its revolving credit facility and to pay debt issuance costs.

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes will be our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all indebtedness under such secured debt has been repaid in full from such assets. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at the Company’s election.

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.4% per annum.

The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of Common Stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.

Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

Prior to the close of the business date immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter beginning after the fiscal quarter ending on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day;

c)	Upon the occurrence of specified corporate events

On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of September 30, 2017, the Notes are not yet convertible. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within stockholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three months ended September 30, 2017:

0.25% contractual coupon	$78
Amortization of debt discount and debt issuance costs including initial purchaser discount	1,107
Interest expense	$1,185

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At September 30, 2017 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2017, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement if not terminated early by either party is payable in full in May 2019.

Aggregate Availability

The Company had aggregate availability of $285.6 million and $73.5 million under its lines of credit as of September 30, 2017 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2017 and June 30, 2017, total outstanding letters of credit supported by these credit facilities were $1.2 million for both periods.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.8% and 2.0% for the three months ended September 30, 2017 and 2016, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from September 30, 2017 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$-	$-	$20,000
Year 2	20,000	-	-	3,834	-	23,834
Year 3	20,000	-	-	-	-	20,000
Year 4	20,000	2,667	40,000	-	-	62,667
Year 5	-	-	-	-	345,000	345,000
Total	$80,000	$2,667	$40,000	$3,834	$345,000	$471,501

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2017 and 2016 was 21.4% and 31.7%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 35% were primarily due to the consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The prior year’s effective income tax rate was negatively impacted by the valuation allowance established for the benefit of losses from the Company’s U.S. entities.

U.S. GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2017 and June 30, 2017, the Company’s gross unrecognized income tax benefit was $7.7 million and $7.6 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $1.3 million of the gross unrecognized tax benefits at September 30, 2017 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.3 million at September 30, 2017 and June 30, 2017. Fiscal years 2014 to 2017 remain open to examination by the United States Internal Revenue Service, fiscal years 2012 to 2017 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2017 remain open to examination by certain foreign taxing jurisdictions. The Company’s income tax returns are not currently under examination. The Company believes its income tax reserves for these tax matters are adequate.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares are not included in the calculation because they were anti-dilutive and totaled approximately 87,000 and 368,000 for the three months ended September 30, 2017 and 2016, respectively. The earnings per share computation does not include the effects of the convertible note issuance as these notes are not convertible until January 1, 2018, ($000 except per share data):

	Three Months Ended
	September 30,
	2017	2016

Net earnings	$21,141	$16,294
Divided by:
Weighted average shares	62,744	62,020

Basic earnings per common share	$0.34	$0.26

Net earnings	$21,141	$16,294
Divided by:
Weighted average shares	62,744	62,020
Dilutive effect of common stock equivalents	2,539	1,570
Diluted weighted average common shares	65,283	63,590

Diluted earnings per common share	$0.32	$0.26

Note 10.	Segment Reporting

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

In June 2017, the Company completed its acquisition of IPI. See Note 3. Acquisitions. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment.

In August 2017, the Company completed its acquisition of II-VI Compound Semiconductor Ltd. See Note 3. Acquisitions. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Laser Solutions segment.

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$93,262	$110,614	$57,627	$-	$261,503
Inter-segment revenues	7,184	4,578	827	(12,589)	-
Operating income	3,265	19,499	7,014	-	29,777
Interest expense					(3,645)
Other income (expense), net					767
Income taxes					(5,758)
Net earnings					21,141
Depreciation and amortization	8,306	6,163	4,347	-	18,816
Segment assets	704,405	566,198	313,202	-	1,583,805
Expenditures for property, plant & equipment	13,256	10,578	13,592	-	37,426
Investment	-	-	11,998	-	11,998

	Three Months Ended September 30, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$79,290	$95,819	$46,411	$-	$221,520
Inter-segment revenues	5,940	3,438	1,733	(11,111)	-
Operating income	6,698	13,890	3,103	-	23,691
Interest expense					(1,246)
Other income (expense), net					1,402
Income taxes					(7,553)
Net earnings					16,294
Depreciation and amortization	5,650	4,848	4,384	-	14,882
Expenditures for property, plant & equipment	20,125	6,597	3,272	-	29,994

Note 11.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2017	2016
Stock Options and Cash-Based Stock Appreciation Rights	$2,463	$1,663
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	2,563	1,878
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,286	608
	$6,312	$4,149

Note 12.	Fair Value of Financial Instruments

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

At September 30, 2017, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

In February 2016, the Company entered into a contingent earnout arrangement which provides up to a maximum of $6.0 million of additional cash earnout opportunities based upon EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafers output and gross margin, which if earned would be payable for the achievement of each specific annual target over the next three years. The Company paid the first year earnout amount of $2.0 million during the quarter ended June 30, 2017.

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

The fair values of the contingent earnout arrangements were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

We estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day for the three months ended September 30, 2017; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Convertible notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at September 30, 2017 ($000):

	Fair Value	Carrying Value
Convertible notes	$384,000	$279,641

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at September 30, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$218	$-	$218	$-
Liabilities:
0.25% convertible notes	$384,000	$-	$384,000	$-
Contingent earnout arrangements	5,795	-	-	5,795

Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$191	$-	$191	$-
Liabilities:
Contingent earnout arrangements	$5,795	$-	$-	$5,795

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2017.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the acquisition of II-VI EpiWorks and IPI ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2017	$5,795

Contingent earnout arrangements
Payments	-
Changes in fair value recorded in other expense, (income)	-

Balance at September 30, 2017	$5,795

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its capital lease obligation are considered Level 2 among the fair value hierarchy and are variable interest rates and accordingly their principal amount approximate fair value.

Note 13.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Three Months Ended
September 30, 2017
($000)
Balance-Beginning of Year	$4,546
Settlements during the period	(1,610)
Additional warranty liability recorded	1,032
Balance-End of Period	$3,968

Note 14.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended
	September 30,
	2017	2016
Service cost	$952	$897
Interest cost	107	40
Expected return on plan assets	(215)	(181)
Net amortization	105	(164)
Net periodic pension costs	$949	$592

The Company contributed $0.9 million to the Swiss Plan during the three months ended September 30, 2017 and 2016. The Company currently anticipates contributing an additional estimated amount of approximately $2.8 million to the Swiss Plan during the remainder of fiscal year 2018.

Note  15.Share Repurchase Programs

In August 2017, in conjunction with the Company’s offering and sale of the Notes, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock with a portion of the net proceeds received from the offering and sales of the Notes. The shares that were purchased by the Company pursuant to this authorization were retained as treasury stock and are available for general corporate purposes. The Company purchased 1,414,900 shares of its Common Stock for approximately $49.9 million pursuant to this authorization.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the quarter ended September 30, 2017. Through September 30, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 16.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the three months ended September 30, 2017 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2017	$(8,460)	$(5,318)	$(13,778)
Other comprehensive income before reclassifications	11,097	-	11,097
Amounts reclassified from AOCI	-	82	82
Net current-period other comprehensive income	11,097	82	11,179
AOCI - September 30, 2017	$2,637	$(5,236)	$(2,599)

Note 17.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2018 (remaining)	$1,934
2019	2,579
2020	2,579
2021	2,579
2022	2,579
Thereafter	24,503

Total minimum lease payments	36,753
Less amount representing interest	12,525

Present value of capitalized payments	$24,228

Less: current portion	$1,084

Long-term portion	$23,144

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Capital lease obligation, respectively, in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2017. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2017, with associated depreciation being recorded over the 15-year life of the lease. During the period ended September 30, 2017, the Company recorded $0.4 million of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; our ability to achieve the anticipated benefits of capital investments that we make; and changes in local market laws and practices. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 21, 2017.

In addition, we operate in a highly competitive and rapidly changing environment; new risk factors can arise, and it is not possible for management to anticipate all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this Report. We do not assume any obligation, and do not intend to, update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws. Investors should, however, consult any further disclosures of a forward-looking nature that the Company may make in its subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or other disclosures filed with or furnished to the SEC.

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

In June 2017, the Company completed its acquisition of IPI. See Note 3. Acquisitions. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment.

In August 2017, the Company completed its acquisition of II-VI Compound Semiconductors Ltd. See Note 3. Acquisitions. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Laser Solutions segment.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of September 30, 2017.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per-share data)

The following table sets forth select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016

		% of		% of
		Revenues		Revenues
Total Revenues	$261.5	100.0%	$221.5	100.0%
Cost of goods sold	155.5	59.5	133.9	60.5
Gross margin	106.0	40.5	87.6	39.5
Operating expenses:
Internal research and development	25.6	9.8	21.8	9.8
Selling, general and administrative	50.6	19.3	42.1	19.0
Interest and other, net	2.9	1.1	(0.2)	(0.1)
Earnings before income tax	26.9	10.3	23.9	10.8
Income taxes	5.8	2.2	7.6	3.4
Net Earnings	$21.1	8.1%	$16.3	7.4%

Diluted earnings per share:	$0.32		$0.26

Executive Summary

Net earnings for the three months ended September 30, 2017 were $21.1 million ($0.32 per-share diluted), compared to $16.3 million ($0.26 per-share diluted) for the same period last fiscal year. The increase in net earnings for the three months ended September 30, 2017 compared to the same period last year was primarily the result of revenues which increased 18% over the same period in the last fiscal year. In addition, favorable product mix at the II-VI Laser Solutions and Photonics segments contributed to the increased earnings. In particular, the Company has seen strong demand from extreme ultraviolet lithography (“EUV”) product shipments driven by the segment’s diamond optic products. The Company’s II-VI Photonics segment continues to remain strong from a combination of the new acquisition of IPI’s Garnet material and the continued robust demand of industrial lasers and Datacom optics. Partially offsetting the increase in net earnings were increased operating costs at the Company’s OEG Group and the new acquisition of II-VI Compound Semiconductor Ltd. in the II-VI Laser Solutions for the continued ramp up of its high-volume vertical cavity surface emitting lasers (“VCSELs”) platform. Income tax expense decreased compared to the same period last fiscal year as the prior fiscal year was negatively impacted by discrete tax items accounted for under ASC 740.

Consolidated

Revenues. Revenues for the three months ended September 30, 2017 increased 18% to $261.5 million, compared to $221.5 million for the same period last fiscal year. The Company experienced double digit revenue growth across its three operating segments as demand for the Company’s products continues to increase in the industrial, communications and semiconductor capital equipment markets.

Gross margin. Gross margin for the three months ended September 30, 2017 was $106.0 million, or 40.5% of total revenues, compared to $87.6 million, or 39.5% of total revenues, for the same period last fiscal year. The incremental margin realized on the increased revenues contributed to this increase.

Internal research and development. Internal research and development expenses for the three months ended September 30, 2017 were $25.6 million, or 9.8% of revenues, compared to $21.8 million, or 9.8% of revenues, for the same period last fiscal year. The increase in expense during the current period is due to the acquisition of II-VI Compound Semiconductor, Ltd. and the ramp up of the technology at the location. The Company anticipates the internal research and development expenses as a percentage of revenues to approximate the current run rate as the Company continues to invest in its growth strategy around the high-volume VCSELs and other engineered material platforms.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 were $50.6 million, or 19.3% of revenues, compared to $42.1 million, or 19.0% of revenues, for the same period last fiscal year. SG&A included $1.0 million of transaction expenses attributed to the acquisition of II-VI Compound Semiconductor Ltd. that occurred in August 2017.  The total dollar amount of SG&A expenses have increased over the prior fiscal period to support the increased revenue base. The Company is working aggressively to capitalize on synergies created from the Company’s recent acquisitions and is working to improve its SG&A leverage ratio throughout fiscal year 2018.

Interest and other, net. Interest and other, net for the three months ended September 30, 2017 was expense of $2.9 million, compared to income of $0.2 million for the same period last fiscal year. Included in interest and other, net were interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, foreign currency gains and losses.  Interest expense increased $2.4 million due to the higher level of the Company’s outstanding debt which increased $157 million from the balance at September 30, 2016.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2017 was 21.4%, compared to an effective tax rate of 31.7% for the same period last fiscal year. The variation between the Company’s effective tax rate and the U.S. statutory rate of 35% was primarily due to the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The prior year’s effective income tax rate was negatively impacted by the valuation allowance established for the benefit of losses from the Company’s U.S. entities.

Segment Reporting

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

II- VI Laser Solutions ($ in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2017	2016
Revenues	$93.3	$79.3	18%
Operating income	$3.3	$6.7	(51%)

The above operating results for the three months ended September 30, 2017, include the Company’s acquisition of II-VI Compound Semiconductor Ltd. which was acquired in August 2017.

Revenues for the three months ended September 30, 2017 for II-VI Laser Solutions increased 18% to $93.3 million, compared to revenues of $79.3 million for the same period last fiscal year. Revenues included $0.6 million attributed to the recent acquisition of II-VI Compound Semiconductor Ltd.  The increase in revenues for the three month period ended September 30, 2017 compared to the same period last fiscal year was the result of higher demand for the segment’s diamond optics to support the EUV market demands.  In addition, the segment has realized increased revenues on laser diodes shipments into the Datacom market.

Operating income for the three months ended September 30, 2017 for II-VI Laser Solutions decreased 51% to $3.3 million, compared to $6.7 million for the same period last fiscal year. Operating income included $3.7 million of operating losses for the new acquisition, $1.0 million of transaction expenses related to the acquisition as well as continued investments in the segment’s VCSEL platform in advance of anticipated volume shipments that are currently forecasted to increase over the remaining fiscal year 2018.

II- VI Photonics ($ in millions)

	Three Months Ended		%
	September 30,		Increase
	2017	2016
Revenues	$110.6	$95.8	15%
Operating income	$19.5	$13.9	40%

The above operating results for the three months ended September 30, 2017, include the Company’s recent acquisition of IPI which was acquired in June 2017.

Revenues for the three months ended September 30, 2017 for II-VI Photonics increased 15% to $110.6 million, compared to $95.8 million for the same period last fiscal year. The Company’s recent acquisition contributed $5.4 million of revenues during the current fiscal quarter. The II-VI Photonics segment continued to remain strong realizing increased revenues from its product portfolio including passive components and modules, hybrid amplifiers, advanced coating filters, fiber laser optics and Garnet materials driven by the broadband China initiative as China continues to expand its geographical broadband networks as well as demand in the communications market.

Operating income for the three months ended September 30, 2017 for II-VI Photonics increased 40% to $19.5 million, compared to $13.9 million for the same period last fiscal year. The increase in operating income for the three month period ended September 30, 2017 was primarily due to incremental margin realized on the higher revenue volume as well as higher margin product mix, new product introductions which have higher margin profiles as well as lower internal research and development expenses as the segment was able to offset its expenses by selling certain advanced prototypes to customers.

II-VI Performance Products ($ in millions)

	Three Months Ended		%
	September 30,		Increase
	2017	2016
Revenues	$57.6	$46.4	24%
Operating income	$7.0	$3.1	126%

Revenues for the three months ended September 30, 2017 for II-VI Performance Products increased 24% to $57.6 million compared to $46.4 million for the same period last fiscal year. The increase in revenues for the three-month period ended September 30, 2017 was driven by increased demand for 150 mm silicon carbide substrates for power electronic device products, increased shipments of thermal electric cooling and heating systems for personal comfort products and increased shipments of precision components for semiconductor capital equipment.

Operating income for the three months ended September 30, 2017 for II-VI Performance Products increased 126% to $7.0 million, compared to $3.1 million for the same period last fiscal year. The increase in operating income for the three-month period ended September 30, 2017 was driven primarily by increased sales volume as well as favorable product mix.  In addition, the segment settled a customer dispute and recognized a gain of $0.6 million in income.

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

Sources (uses) of Cash (millions):

	Three Months Ended
	September 30,
	2017	2016

Net cash provided by operating activities	$12.4	$19.5
Additions to property, plant and equipment	(37.4)	(30.0)
Purchase of business, net of cash acquired	(79.5)	-
Net proceeds on long-term borrowings	128.0	14.0
Purchases of treasury shares	(49.9)	-
Proceeds from exercises of stock options	3.7	1.7
Payments in satisfaction of employees' minimum tax obligations	(3.6)	(2.2)
Debt issuance costs	(10.1)	(1.4)
Effect of exchange rate changes on cash and cash equivalents	5.8	0.1

Net cash provided by operating activities:

Net cash provided by operating activities was $12.4 million for the three months ended September 30, 2017, compared to net cash provided by operating activities of $19.5 million for the same period last fiscal year. The decrease in cash provided by operating activities was due to higher levels of working capital requirements to support the growth of the Company mainly related to accounts receivable and inventory. In addition, cash flow from operations was impacted by the increased investment in IR&D at II-VI Compound Semiconductor, Ltd whose operating losses were part of the Company’s acquisition strategy to build a compound semiconductor device technology platform as part of the first step of the integration.

Net cash used in investing activities:

Net cash used in investing activities was $116.8 million for the three months ended September 30, 2017, compared to net cash used of $29.8 million for the same period last fiscal year. The net cash used in investing activities during the three months ended September 30, 2017 included $79.5 million of net cash paid for the acquisition of II-VI Compound Semiconductor Ltd. and $37.4 million of cash paid for capital expenditures.

Net cash provided by financing activities:

Net cash provided by financing activities was $68.2 million for the three months ended  September 30, 2017, compared to net cash provided by financing activities of $12.3 million for the same period last fiscal year. During the September 30, 2017 quarter, the Company completed its offering and sale of $345.0 million aggregate principal amount of convertible notes.  In addition, the Company borrowed $40.0 million on its revolving credit agreement to fund capital expenditures and prior year incentive compensation that was paid in August 2017.  The net proceeds from the offering and sale of convertible notes was used to repay $257.0 million on its revolving credit facility, to pay debt issuance costs of $10.1 million and to repurchase $49.9 million of shares of our Common Stock.

0.25% Convertible Senior Notes

On August 24, 2017, the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $300 million aggregate principal amount of our 0.25% convertible senior notes due 2022 (the "Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the Initial

Purchasers a 30-day option to purchase up to an additional $45 million aggregate principal amount of the Notes (the “Over-Allotment Option”).

On August 29, 2017, the Initial Purchasers exercised their Over-Allotment Option to purchase the entire $45 million in aggregate principal amount of additional Notes. The Notes mature on September 1, 2022, unless earlier repurchased by the Company or converted by holders in accordance with the terms of the Notes. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018.

The sale of the Notes to the Initial Purchasers settled on August 29, 2017, and resulted in approximately $336 million in net proceeds to the Company after deducting the initial purchasers’ discount and the estimated offering expenses. The net proceeds from the offering and sale of the Notes were used, in part, to repurchase approximately $49.9 million of our Common Stock.  The Company used the remaining net proceeds to repay $257.0 million on its revolving credit facility and to pay debt issuance costs.

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes will be our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all indebtedness under such secured debt has been repaid in full from such assets. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at the Company’s election.

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.4% per annum.

The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of Common Stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.

Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

Prior to the close of the business date immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter beginning after the fiscal quarter ending on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day;

c)	Upon the occurrence of specified corporate events

On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of September 30, 2017, the Notes are not yet convertible. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within stockholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three months ended September 30, 2017:

0.25% contractual coupon	$78
Amortization of debt discount and debt issuance costs including initial purchaser discount	1,107
Interest expense	$1,185

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At September 30, 2017 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2017, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $285.6 million and $73.5 million under its lines of credit as of September 30, 2017 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of September 30, 2017 and June 30, 2017, total outstanding letters of credit supported by these credit facilities were $1.2 million for both periods.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.8% and 2.0% for the three months ended September 30, 2017 and 2016, respectively.

Share Repurchase Programs

In August 2017, in conjunction with the Company’s offering and sale of the Notes, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock with a portion of the net proceeds received from the offering and sale of the Notes. The shares that were purchased by the Company pursuant to this authorization were retained as treasury stock and are available for general corporate purposes. The Company purchased 1,414,900 shares of its Common Stock for approximately $49.9 million pursuant to this authorization.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the quarter ended September 30, 2017. Through September 30, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	September 30,	June 30,
	2017	2017

Cash and cash equivalents	$241.3	$271.9
Available borrowing capacity	285.6	73.5
Total debt obligations	471.5	343.5

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of scheduled long-term borrowings and capital lease obligations, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2017 and June 30, 2017, the Company held approximately $188 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits. The Company has not recorded deferred income taxes related to the majority of its undistributed earnings outside of the United States, as the majority of the earnings of the Company’s foreign subsidiaries are indefinitely reinvested.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2017.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$471,501	$20,000	$43,834	$62,667	$345,000
Interest payments(1)	27,492	5,375	9,177	6,270	6,670
Capital lease obligation	24,228	1,084	2,387	2,706	18,051
Operating lease obligations(2)	74,510	14,680	22,850	12,855	24,125
Purchase obligations(3)(4)	19,863	16,801	3,056	6	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$617,594	$57,940	$81,304	$84,504	$393,846

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at September 30, 2017 relating to the Amended Credit Facility, the 0.25% Convertible notes and interest relating to the Company’s capital lease obligation.

(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2061, respectively.
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

The Company’s gross unrecognized income tax benefit at September 30, 2017 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2018 to be $2.8 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen, Chinese Renminbi, and the Euro. No significant changes have occurred in the techniques and instruments used other than those described below.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates.

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $15.2 million and $12.7 million at September 30, 2017 and June 30, 2017, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $1.7 million to an increase of $2.1 million for the three months ended September 30, 2017.

Chinese Renminbi

During September 2017, the Company entered into a $35.0 million forward contract that matured on September 30, 2017, to limit exposure to the Chinese Renminbi. Upon expiration of this contract, the Company recorded $0.6 million gain in the Condensed Consolidated Statement of Earnings.

Euro

During September 2017, the Company entered into a $15.0 million month-to-month forward contract that matured on September 30, 2017, to limit exposure to the Euro. Upon expiration of this contract, the Company recorded $0.5 million loss in the Consolidated Statement of Earnings.

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $1.0 million to an increase of $1.2 million for the three months ended September 30, 2017.

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

Interest Rate Risks

As of September 30, 2017, the Company’s total outstanding borrowings of $471.5 million were from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $80.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $40.0 million under the Company’s Credit Facility denominated in U.S. dollars and $345.0 million, 0.25% convertible senior note and a non-interest bearing note payable assumed in the acquisition of IPI of $3.8 million. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense $1.2 million for the three months ended September 30, 2017.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In August 2017, in conjunction with the Company’s offering and sale of the Notes, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock with a portion of the net proceeds received from the offering and sale of the Notes. The shares that were purchased by the Company pursuant to this authorization were retained as treasury stock and are available for general corporate purposes. The Company purchased 1,414,900 shares of its Common Stock for approximately $49.9 million pursuant to this authorization.

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended September 30, 2017:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
July 1, 2017 to July 31, 2017	-		$-	-	-
August 1, 2017 to August 31, 2017	97,281	(1)	$36.60	-	-
	1,414,900	(2)	$35.25	1,414,900	-
September 1, 2017 to September 30, 2017	1,185	(3)	$39.80	-	-
Total	1,513,366		$35.34	1,414,900

(1)

Includes 97,281 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards.

(2)	Represents 1,414,900 shares purchased with a portion of the net proceeds of the Company’s offering and sale of the Notes.
(3)

Includes 1,185 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted or performance stock awards and deferred compensation plan distributions.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

4.01	Indenture, dated as of August 29, 2017, by and between II-VI Incorporated and U.S. Bank, National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by II-VI Incorporated on August 29, 2017.

4.02	Form of 0.25% Convertible Senior Note due 2022	Included in Exhibit 4.01.

10.01

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 17, 2017, by and among II-VI Incorporated, the Guarantors party thereto, the Lenders Party thereto and PNC Bank, National Association, as Administrative Agent

Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by II-VI Incorporated on August 22, 2017.

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

II-VI INCORPORATED
(Registrant)

Date: November 8, 2017	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer