Form 10-Q
period 2017-12-31
II-VI INC
filed 2018-02-08
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At February 2, 2018, 62,486,560 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$254,456	$271,888
Accounts receivable - less allowance for doubtful accounts of $1,231 at December 31, 2017 and $1,314 at June 30, 2017	196,045	193,379
Inventories	235,468	203,695
Prepaid and refundable income taxes	7,055	6,732
Prepaid and other current assets	30,391	26,602
Total Current Assets	723,415	702,296
Property, plant & equipment, net	481,014	367,728
Goodwill	272,209	250,342
Other intangible assets, net	132,328	133,957
Investments	67,068	11,727
Deferred income taxes	3,427	3,023
Other assets	8,413	8,224
Total Assets	$1,687,874	$1,477,297

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	71,236	65,540
Accrued compensation and benefits	49,776	58,178
Accrued income taxes payable	7,278	12,178
Other accrued liabilities	31,893	29,056
Total Current Liabilities	180,183	184,952
Long-term debt	442,768	322,022
Capital lease obligation	22,861	23,415
Deferred income taxes	37,158	15,345
Other liabilities	41,003	31,000
Total Liabilities	723,973	576,734
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 74,816,999 shares at December 31, 2017; 74,081,451 shares at June 30, 2017	340,548	269,638
Accumulated other comprehensive income (loss)	1,522	(13,778)
Retained earnings	778,799	748,062
	1,120,869	1,003,922
Treasury stock, at cost - 12,453,513 shares at December 31, 2017 and 10,940,062 shares at June 30, 2017	(156,968)	(103,359)
Total Shareholders' Equity	963,901	900,563
Total Liabilities and Shareholders' Equity	$1,687,874	$1,477,297

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2017	2016

Revenues	$281,470	$231,822

Costs, Expenses and Other Expense (Income)
Cost of goods sold	172,037	137,559
Internal research and development	27,764	23,632
Selling, general and administrative	49,122	43,495
Interest expense	4,644	1,365
Other expense (income), net	(1,965)	(6,045)
Total Costs, Expenses & Other Expense (Income)	251,602	200,006

Earnings Before Income Taxes	29,868	31,816

Income Taxes	20,272	7,913

Net Earnings	$9,596	$23,903

Basic Earnings Per Share	$0.15	$0.38

Diluted Earnings Per Share	$0.15	$0.37

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2017	2016
Revenues	$542,973	$453,342

Costs, Expenses and Other Expense (Income)
Cost of goods sold	327,565	271,477
Internal research and development	53,338	45,464
Selling, general and administrative	99,746	85,574
Interest expense	8,289	2,611
Other expense (income), net	(2,732)	(7,447)
Total Costs, Expenses & Other Expense (Income)	486,206	397,679

Earnings Before Income Taxes	56,767	55,663

Income Taxes	26,030	15,466

Net Earnings	$30,737	$40,197

Basic Earnings Per Share	$0.49	$0.65

Diluted Earnings Per Share	$0.47	$0.63

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net earnings	$9,596	$23,903	$30,737	$40,197
Other comprehensive income (loss):
Foreign currency translation adjustments	4,085	(14,565)	15,182	(15,147)
Amortization of net actuarial gains and losses, net of taxes of $9 and $32 for the three and six months ended December 31, 2017, respectively, and $137 and $85 for the three and six months ended December 31, 2016, respectively	36	424	118	312
Comprehensive income	$13,717	$9,762	$46,037	$25,362

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net earnings	$30,737	$40,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,811	23,440
Amortization	7,414	6,358
Share-based compensation expense	7,868	5,697
Losses (gains) on foreign currency remeasurements and transactions	391	(4,664)
Earnings from equity investments	(1,617)	(490)
Deferred income taxes	10,114	4,200
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(350)	11,889
Inventories	(23,414)	(12,909)
Accounts payable	4,831	1,399
Income taxes	1,487	385
Accrued compensation and benefits	(9,684)	(14,145)
Other operating net assets	1,081	(2,665)
Net cash provided by operating activities	59,669	58,692
Cash Flows from Investing Activities
Additions to property, plant & equipment	(77,623)	(57,822)
Purchases of businesses	(80,965)	(580)
Purchase of equity investment	(51,491)	-
Other investing activities	145	186
Net cash used in investing activities	(209,934)	(58,216)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior note due 2022	345,000	-
Proceeds from borrowings under Credit Facility	100,000	44,000
Payments on borrowings under Credit Facility	(262,000)	(15,000)
Proceeds from exercises of stock options	6,784	7,740
Payments in satisfaction of employees' minimum tax obligations	(3,608)	(2,271)
Debt issuance costs	(10,061)	(1,384)
Purchases of treasury stock	(49,875)	-
Other financing activities	-	503
Net cash provided by financing activities	126,240	33,588
Effect of exchange rate changes on cash and cash equivalents	6,593	(6,314)
Net (decrease) increase in cash and cash equivalents	(17,432)	27,750
Cash and Cash Equivalents at Beginning of Period	271,888	218,445
Cash and Cash Equivalents at End of Period	$254,456	$246,195
Cash paid for interest	$3,229	$2,413
Cash paid for income taxes	$12,907	$10,390
Non-cash transactions:
Capital lease obligation incurred on facility lease	$-	$25,000
Additions to property, plant & equipment included in accounts payable	$5,915	$6,715

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2017	74,081	$269,638	$(13,778)	$748,062	(10,940)	$(103,359)	$900,563
Shares issued under share-based compensation plans	736	6,784	-	-	(99)	(3,608)	3,176
Shares acquired in satisfaction of minimum tax withholding obligations	-	(274)	-	-	-	-	(274)
Net earnings	-	-	-	30,737	-	-	30,737
Purchases of treasury stock	-	-	-	-	(1,415)	(49,875)	(49,875)
Treasury stock under deferred compensation arrangements	-	126	-	-	-	(126)	-
Foreign currency translation adjustments	-	-	15,182	-	-	-	15,182
Equity portion of convertible debt, net of issuance costs of $1,694	-	56,406	-	-	-	-	56,406
Share-based compensation expense	-	7,868	-	-	-	-	7,868
Amortization of net actuarial gains and losses, net of taxes of $32	-	-	118	-	-	-	118
Balance - December 31, 2017	74,817	$340,548	$1,522	$778,799	(12,454)	$(156,968)	$963,901

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2017 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Note 2.	Recently Issued Financial Accounting Standards

Adopted Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The new guidance is applied prospectively to awards modified on or after the adoption date. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

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

We continue our evaluation of the impact of the ASU in fiscal 2018 by evaluating its impact on selected contracts at each of our business segments.  As the ASU will supersede all existing revenue guidance affecting U.S. GAAP, it could impact revenue and cost recognition on our contracts across all our business segments, as well as our business processes and our information technology.  As a result, our evaluation of the effect of the ASU will continue through fiscal year 2018. The Company has completed its assessment of its military related contracts that comprise approximately 10% of consolidated revenues and preliminarily concluded that the Company will accelerate the recognition of revenue under the ASU for these contracts as the customer obtains control of the goods or service promised in the contract. The Company is currently evaluating the commercial portion of its business; the assessment will be completed during fiscal year 2018. Based upon our evaluation to date, we cannot currently estimate the impacts of adopting the ASU at this time. The Company will adopt this ASU using the modified retrospective method whereby the cumulative effect of applying the ASU would be recognized at the beginning of the year of adoption.

Other Pronouncements Currently Under Evaluation

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The standard will be effective for the Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update affects employers’ presentation of defined benefit retirement plan costs. Early adoption is permitted. The standard will be effective for the Company’s 2019 fiscal year. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Note 3.	Acquisitions and Investment

Purchase of Equity Investment

In November 2017, the Company acquired a 93.8% equity investment in a privately-held company for $51.5 million. The Company’s pro-rata share of earnings from this investment since the acquisition date was $1.1 million, and was recorded in other expense (income), net for the three and six months ended December 31, 2017, in the Consolidated Statements of Earnings.

The Company has a nonconsolidated investment that is accounted for under the equity method of accounting (“Equity Investment”). The following table summarizes the Company's equity in the nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	December 31, 2017	December 31, 2017 ($000)

USA	Equity Investment	93.80%	$54,835

The Equity Investment has been determined to be a variable interest entity because the Company has an overall 93.8% economic position in the investee comprising a significant portion of its capitalization, but has only a 25% voting interest. The Company’s obligation to receive rewards and absorb expected losses is disproportionate to its voting interest. The Company is not the primary beneficiary because it does not have the power to direct the activities of the equity investment that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions with respect to operating  budgets, material capital expenditures, indebtedness, significant acquisitions or dispositions, and strategic decisions, require the approval of owners holding a majority percentage in the Equity Investment. Beginning on the date it was acquired, the Company accounted for its interest as an equity method investment as the Company has the ability to exercise significant influence over operating and financial policies of the Equity Investment.

As of December 31, 2017, the Company’s maximum financial statement exposure related to the Equity Investment was approximately $54.8 million, which is the investment balance on the Consolidated Balance Sheet as of December 31, 2017.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of outstanding interest at any time on or after the third anniversary of the investment or earlier upon certain events. The purchase price is equal to the greater of: (a) (i) the product of the aggregate trailing 12-month revenues of the investment preceding the date of purchase, multiplied by (ii) a factor of 2.9 multiplied by (iii) a factor of 0.723, multiplied by (iv) the percentage interest owned by each minority equity holder and (b) $966,666. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in other long-term liabilities in the Condensed Consolidated Balance Sheet at December 31, 2017 in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option will be adjusted on a quarterly basis with any changes in the fair value recorded through earnings.

Kaiam Laser Limited, Inc.

In August 2017, the Company acquired Kaiam Laser Limited, Inc. (“Kaiam”) a privately held company based in Newton Aycliffe, United Kingdom. Under the terms of the merger agreement, the consideration consisted of cash paid at the acquisition date of $79.5 million, net of cash acquired. The acquisition of Kaiam provides the Company with a 150mm wafer fabrication platform to significantly expand the Company’s capacity for the production of vertical cavity surface emitting lasers (“VCSELs”) for the 3D sensing market and broadens the capability to address new market opportunities in other compound semiconductor materials. Kaiam now operates under the name II-VI Compound Semiconductor Ltd. within the Company’s II-VI Laser Solutions operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired, including tangible, intangible assets and related deferred income taxes.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of II-VI Compound Semiconductor Ltd. within one year from the date of acquisition ($000):

Assets
Accounts receivable	$79
Inventories	4,559
Prepaid and other assets	1,246
Property, plant & equipment	63,899
Intangible assets	4,046
Goodwill	19,670
Total assets acquired	$93,499

Liabilities
Accounts payable	$751
Other accrued liabilities	2,486
Deferred tax liabilities	10,797
Total liabilities assumed	14,034
Net assets acquired	$79,465

The goodwill of $19.7 million is included in the II-VI Laser Solutions segment and is attributed to the expected synergies and the assembled workforce of II-VI Compound Semiconductor Ltd. None of the goodwill is deductible for income tax purposes. The Company expensed transaction costs of $0.6 million for the six months ended December 31, 2017.

The amount of revenues of II-VI Compound Semiconductor Ltd. included in the Company’s Consolidated Statement of Earnings for the three and six months ended December 31, 2017 was $1.0 million and $1.6 million, respectively. The amount of net loss of II-VI Compound Semiconductor Ltd. included in the Company’s Consolidated Statement of Earnings for the three and six months ended December 31, 2017 was $2.5 million and $6.2 million, respectively.

Integrated Photonics, Inc.

In June 2017, the Company acquired Integrated Photonics, Inc. (“IPI”), a privately held company based in New Jersey. IPI is a leader in engineered magneto-optic materials that enable high-performance directional components such as optical isolators for the optical communications market. Under the terms of the merger agreement, the consideration consisted of initial cash paid at the acquisition date of $40.1 million, net of cash acquired and a working capital adjustment of $0.8 million. In addition, the agreement provides up to a maximum of $2.5 million of additional cash earnout opportunities based upon IPI achieving certain agreed upon financial and transitional objectives, which if earned would be payable in the amount of $2.5 million for the achievement of the annual target.

The following table presents the preliminary purchase price at the date of acquisition ($000):

Net cash paid at acquisition	$40,098
Working capital adjustment	837
Fair value of cash earnout arrangement	2,215
Purchase price	$43,150

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

Assets
Accounts receivable	$2,083
Inventories	3,968
Prepaid and other assets	322
Property, plant & equipment	11,235
Intangible assets	23,554
Goodwill	17,503
Total assets acquired	$58,665

Liabilities
Accounts payable	$847
Other accrued liabilities	1,032
Long-term debt assumed	3,834
Deferred tax liabilities	9,802
Total liabilities assumed	15,515
Net assets acquired	$43,150

The goodwill of $17.5 million is included in the II-VI Photonics segment and is attributed to the expected synergies and the assembled workforce of IPI. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $2.1 million with the gross contractual amount being $2.1 million. At the time of acquisition, the Company expected to collect all of the accounts receivable. The Company expensed transaction costs of $0.3 million all within the year ended June 30, 2017.

The amount of revenues of IPI included in the Company’s Consolidated Statement of Earnings for the three and six months ended December 31, 2017 was $4.9 million and $10.3 million, respectively. The amount of net earnings of IPI included in the Company’s Consolidated Statement of Earnings for the three and six months ended December 31, 2017 was $1.0 million and $1.4 million, respectively.

Note 4.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2017	2017
Raw materials	$86,974	$78,979
Work in progress	81,094	61,679
Finished goods	67,400	63,037
	$235,468	$203,695

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2017	2017
Land and improvements	$9,210	$5,667
Buildings and improvements	200,886	144,293
Machinery and equipment	567,724	492,042
Construction in progress	93,288	88,458
	871,108	730,460
Less accumulated depreciation	(390,094)	(362,732)
	$481,014	$367,728

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2017
	II-VI Laser	II-VI	II-VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,180	$113,272	$52,890	$250,342
Goodwill acquired	19,670	-	-	19,670
Goodwill adjustment for prior year acquisition - IPI	-	396	-	396
Foreign currency translation	691	1,110	-	1,801
Balance-end of period	$104,541	$114,778	$52,890	$272,209

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2017 and June 30, 2017 were as follows ($000):

	December 31, 2017			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$66,947	$(30,490)	$36,457	$65,438	$(27,313)	$38,125
Trademarks	15,923	(1,406)	14,517	15,806	(1,340)	14,466
Customer Lists	127,844	(46,521)	81,323	123,058	(41,740)	81,318
Other	1,577	(1,546)	31	1,571	(1,523)	48
Total	$212,291	$(79,963)	$132,328	$205,873	$(71,916)	$133,957

Amortization expense recorded on the Company’s intangible assets was $3.8 million and $7.4 million for the three and six months ended December 31, 2017, respectively, and was $3.2 million and $6.4 million for the three and six months ended December 31, 2016, respectively.

In conjunction with the acquisition of II-VI Compound Semiconductors Ltd., the Company recorded $0.4 million attributed to the value of technology and patents and $3.6 million of customer lists. The intangibles were recorded based on the Company’s preliminary purchase price allocation utilizing either a discounted cash flow or relief from royalty method to derive the fair value. The valuation is expected to be finalized within one year from the date of acquisition.

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 95 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 144 months. The gross carrying amount of trademarks includes $14.1 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German, U.K. and Chinese subsidiaries.

At December 31, 2017, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Fiscal Year Ending June 30,	Amount
Remaining 2018	$7,000
2019	14,000
2020	13,000
2021	12,300
2022	10,900

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2017	2017
0.25% Convertible senior notes	$345,000	$-
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(62,424)	-
Term loan, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	75,000	85,000
Line of credit, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	100,000	252,000
Credit facility unamortized debt issuance costs	(1,308)	(1,491)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,666	2,679
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	462,768	342,022
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$442,768	$322,022

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

The sale of the Notes to the Initial Purchasers settled on August 29, 2017, and resulted in approximately $336 million in net proceeds to the Company after deducting the initial purchasers’ discount and the estimated offering expenses. The net proceeds from the offering and sale of the Notes were used, in part, to repurchase approximately $49.9 million of our Common Stock.  The Company used the remaining net proceeds to repay $252 million on its revolving credit facility and to pay debt issuance costs of $10.1 million.

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

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.5% per annum.

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

Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter beginning after the fiscal quarter ended on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

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

As of  December 31, 2017, the Notes are not yet convertible. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within stockholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three and six months ended December 31, 2017:

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
0.25% contractual coupon	$219	$297
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,935	4,043
Interest expense	$3,154	$4,340

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At December 31, 2017 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2017, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement if not terminated early by either party is payable in full in May 2019.

Aggregate Availability

The Company had aggregate availability of $225.6 million and $73.5 million under its lines of credit as of December 31, 2017 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2017 and June 30, 2017, total outstanding letters of credit supported by these credit facilities were $1.2 million for both periods.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.4% and 2.1% for the six months ended December 31, 2017 and 2016, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from December 31, 2017 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$-	$-	$20,000
Year 2	20,000	-	-	3,834	-	23,834
Year 3	20,000	2,666	-	-	-	22,666
Year 4	15,000	-	100,000	-	-	115,000
Year 5	-	-	-	-	345,000	345,000
Total	$75,000	$2,666	$100,000	$3,834	$345,000	$526,500

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2017 and 2016 was 45.9% and 27.8%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 28% for our fiscal year ending June 30, 2018 were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2017 and June 30, 2017, the Company’s gross unrecognized income tax benefit was $7.7 million and $7.6 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $5.5 million of the gross unrecognized tax benefits at December 31, 2017 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.5 million and $0.3 million, at December 31, 2017 and June 30, 2017, respectively. Fiscal years 2014 to 2018 remain open to examination by the United States Internal Revenue Service, fiscal years 2012 to 2018 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2018 remain open to examination by certain foreign taxing jurisdictions. The Company’s income tax returns are not currently under examination. The Company believes its income tax reserves for these tax matters are adequate.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for the Company’s fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.  As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on total post-1986 earnings and profits (“E&P”) of foreign subsidiaries that were previously deferred from U.S. income taxes.

At December 31, 2017, the Company has not finalized its accounting for the tax effects of the Tax Act; however, as described below, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time repatriation tax, resulting in an increase in income tax expense. The Company has yet to complete its calculation of the total post-1986 foreign E&P. Further, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets and could be impacted by the balance of those assets at June 30, 2018, which is not yet known. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. taxation and the amounts held in cash or other specified assets as of June 30, 2018 are known.

The impact of the repatriation tax is expected to be offset by available net operating loss and credit carryforwards which currently have a valuation allowance.  Thus the tax expense reported is reduced by the release of the valuation allowance on U.S. deferred tax assets.  The reduction of the U.S. corporate tax rate caused the Company to adjust the U.S. deferred tax assets and liabilities to the lower U.S. statutory federal rate of 21%. However, the Company will continue to analyze certain aspects of the Tax Act which could affect the measurement of these balances or give rise to new deferred tax amounts. In addition, the Company has recorded withholding taxes on planned repatriation due to the change to a territorial tax system.  The transitional impacts described above resulted in a cumulative provisional net charge of $15.8 million for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates recorded during the quarter ended December 31, 2017, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the quarter ending December 31, 2018.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Weighted average shares issuable upon the exercises of stock options and the release of performance and restricted shares are not included in the calculation because they were anti-dilutive and totaled approximately 133,000 and 110,000 for the three and six months ended December 31, 2017, respectively, and 86,000 and 227,000 for the three and six months ended December 31,2016, respectively. The earnings per share computation does not include the effects of the convertible note issuance as these notes were not convertible at December 31, 2017, ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net earnings	$9,596	$23,903	$30,737	$40,197
Divided by:
Weighted average shares	62,302	62,390	62,523	62,205

Basic earnings per common share	$0.15	$0.38	$0.49	$0.65

Net earnings	$9,596	$23,903	$30,737	$40,197
Divided by:
Weighted average shares	62,302	62,390	62,523	62,205
Dilutive effect of common stock equivalents	2,736	2,017	2,638	1,794
Diluted weighted average common shares	65,038	64,407	65,161	63,999

Diluted earnings per common share	$0.15	$0.37	$0.47	$0.63

Note 10.	Segment Reporting

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

In June 2017, the Company completed its acquisition of IPI. See Note 3. Acquisitions and Investment. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of acquisition.

In August 2017, the Company completed its acquisition of II-VI Compound Semiconductor Ltd. See Note 3. Acquisitions and Investment. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Laser Solutions segment since the date of acquisition.

The accounting policies of the segments are the same as those of the Company. The Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$109,817	$110,520	$61,133	$-	$281,470
Inter-segment revenues	6,830	6,914	1,157	(14,901)	-
Operating income	9,493	16,930	6,124	-	32,547
Interest expense	-	-	-	-	(4,644)
Other income (expense), net	-	-	-	-	1,965
Income taxes	-	-	-	-	(20,272)
Net earnings	-	-	-	-	9,596
Depreciation and amortization	8,948	6,568	3,893	-	19,409
Segment assets	721,491	584,771	381,612	-	1,687,874
Expenditures for property, plant & equipment	23,920	9,038	6,439	-	39,397
Investments	-	-	67,068	-	67,068

	Three Months Ended December 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$81,483	$100,906	$49,433	$-	$231,822
Inter-segment revenues	8,760	3,161	2,645	(14,566)	-
Operating income	7,593	15,901	3,642	-	27,136
Interest expense	-	-	-	-	(1,365)
Other income (expense), net	-	-	-	-	6,045
Income taxes	-	-	-	-	(7,913)
Net earnings	-	-	-	-	23,903
Depreciation and amortization	5,662	4,976	4,278	-	14,916
Expenditures for property, plant & equipment	15,737	5,900	6,191	-	27,828

	Six Months Ended December 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$203,079	$221,134	$118,760	$-	$542,973
Inter-segment revenues	14,014	11,492	1,984	(27,490)	-
Operating income	12,757	36,429	13,138	-	62,324
Interest expense	-	-	-	-	(8,289)
Other income (expense), net	-	-	-	-	2,732
Income taxes	-	-	-	-	(26,030)
Net earnings	-	-	-	-	30,737
Depreciation and amortization	17,254	12,731	8,240	-	38,225
Expenditures for property, plant & equipment	37,176	19,616	20,031	-	76,823

	Six Months Ended December 31, 2016
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$160,773	$196,725	$95,844	$-	$453,342
Inter-segment revenues	14,700	6,599	4,378	(25,677)	-
Operating income	14,291	29,791	6,745	-	50,827
Interest expense	-	-	-	-	(2,611)
Other income (expense), net	-	-	-	-	7,447
Income taxes	-	-	-	-	(15,466)
Net earnings	-	-	-	-	40,197
Depreciation and amortization	11,312	9,824	8,662	-	29,798
Expenditures for property, plant & equipment	35,862	12,497	9,463	-	57,822

Note 11.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2017	2016	2017	2016
Stock Options and Cash-Based Stock Appreciation Rights	$2,062	$1,431	$4,525	$3,094
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	2,181	1,682	4,744	3,560
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,154	720	2,440	1,328
	$5,397	$3,833	$11,709	$7,982

Note 12.	Fair Value of Financial Instruments

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

In February 2016, the Company entered into a contingent earnout arrangement which provides up to a maximum of $6.0 million of additional cash earnout opportunities based upon II-VI EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafers output and gross margin, which if earned would be payable for the achievement of each specific annual target over the next three years. The Company paid the first year earnout amount of $2.0 million during the quarter ended June 30, 2017.

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

At December 31, 2017, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

In November 2017, the Company acquired a 93.8% equity ownership of a privately held company. The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of outstanding interest at any time on or after the third anniversary of the investment or earlier upon certain events. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in other long-term liabilities in the Condensed Consolidated Balance Sheet at December 31, 2017 in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option will be adjusted on a quarterly basis with any changes in the fair value recorded through earnings.

The fair values of the contingent earnout arrangements and the net put option were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to December 31, 2017; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at December 31, 2017 ($000):

	Fair Value	Carrying Value
Convertible notes	$414,863	$282,576

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$68	$-	$68	$-
Liabilities:
Contingent earnout arrangements	$5,580	$-	$-	$5,580
Net put option	$2,233	$-	$-	$2,233

Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$191	$-	$191	$-
Liabilities:
Contingent earnout arrangements	$5,795	$-	$-	$5,795

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2017.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the acquisition of II-VI EpiWorks and IPI ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2017	$5,795
Contingent earnout arrangements:
Payments	-
Purchase price adjustment - IPI	(35)
Net put option	2,233
Changes in fair value recorded in other expense, (income)	(180)
Balance at December 31, 2017	$7,813

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

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Six Months Ended December 31, 2017	Amount
Balance-beginning of year	$4,546
Settlements during the period	(2,475)
Additional warranty liability recorded	1,908
Balance-end of period	$3,979

Note 14.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$946	$871	$1,898	$1,768
Interest cost	107	38	214	78
Expected return on plan assets	(213)	(175)	(428)	(356)
Net amortization	45	561	150	397
Net periodic pension costs	$885	$1,295	$1,834	$1,887

The Company contributed $1.0 and $1.9 million to the Swiss Plan during the three and six months ended December 31, 2017, respectively, and $0.9 million and $1.8 million during the three and six months ended December 31, 2016, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $1.8 million to the Swiss Plan during the remainder of fiscal year 2018.

Note 15.	Share Repurchase Programs

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the six months ended December 31, 2017. Through December 31, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 16.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the six months ended December 31, 2017 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2017	$(8,460)	$(5,318)	$(13,778)
Other comprehensive income before reclassifications	15,182	-	15,182
Amounts reclassified from AOCI (A)	-	118	118
Net current-period other comprehensive income	15,182	118	15,300
AOCI - December 31, 2017	$6,722	$(5,200)	$1,522

(A) This reclassification of amounts previously recorded within AOCI is included in the computation of the net periodic pension costs (See Note 14. Post-Retirement Benefits)

Note 17.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2018 (remaining)	1,290
2019	2,579
2020	2,579
2021	2,579
2022	2,579
Thereafter	24,503

Total minimum lease payments	$36,109
Less amount representing interest	12,145

Present value of capitalized payments	$23,964
Less: current portion	1,103

Long-term portion	$22,861

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Capital lease obligation, respectively, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2017. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2017, with associated depreciation being recorded over the 15-year life of the lease. During the period ended December 31, 2017, the Company recorded $0.8 million of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; changes in local market laws and practices and risks related to the recent U.S. tax legislation and the Company’s continuing analysis of its impact on the Company. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 21, 2017.

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

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products for diversified applications in the industrial materials processing, optical communications, military, consumer electronics, semiconductor equipment, life science and automotive applications. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including integration with advanced software.

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

Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, consumer electronics, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

In June 2017, the Company completed its acquisition of IPI. See Note 3. Acquisitions and Investment. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of acquisition.

In August 2017, the Company completed its acquisition of II-VI Compound Semiconductors Ltd. See Note 3. Acquisitions and Investment. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Laser Solutions segment since the date of acquisition.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of December 31, 2017.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per-share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
		% of		% of
		Revenues		Revenues
Total revenues	$281.5	100.0%	$231.8	100.0%
Cost of goods sold	172.0	61.1	137.6	59.3
Gross margin	109.5	38.9	94.2	40.7
Operating expenses:
Internal research and development	27.8	9.9	23.6	10.2
Selling, general and administrative	49.1	17.4	43.5	18.8
Interest and other, net	2.8	1.0	(4.7)	(2.0)
Earnings before income tax	29.8	10.6	31.8	13.7
Income taxes	20.2	7.2	7.9	3.4
Net earnings	$9.6	3.4%	$23.9	10.3%

Diluted earnings per share	$0.15		$0.37

	Six Months Ended		Six Months Ended
	December 31, 2017		December 31, 2016
		% of		% of
		Revenues		Revenues
Total revenues	$543.0	100.0%	$453.3	100.0%
Cost of goods sold	327.6	60.3	271.5	59.9
Gross margin	215.4	39.7	181.8	40.1
Operating expenses:
Internal research and development	53.3	9.8	45.4	10.0
Selling, general and administrative	99.7	18.4	85.6	18.9
Interest and other, net	5.7	1.0	(4.9)	(1.1)
Earnings before income tax	56.7	10.4	55.7	12.3
Income taxes	26.0	4.8	15.5	3.4
Net earnings	$30.7	5.7%	$40.2	8.9%

Diluted earnings per share	$0.47		$0.63

Executive Summary

Net earnings for the three months ended December 31, 2017 were $9.6 million ($0.15 per-share diluted), compared to $23.9 million ($0.37 per-share diluted) for the same period last fiscal year. Net earnings for the six months ended December 31, 2017 were $30.7 million ($0.47 per share diluted), compared to $40.2 million ($0.63 per share diluted) for the six months ended December 31, 2016.

During December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law by the President of the United States. The Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The impact of the repatriation tax is expected to be offset by available net operating loss and credit carryforwards which currently have valuation allowances. Thus the tax expense reported is reduced by the release of the valuation allowances on U.S. deferred tax assets.  The reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. In addition, the Company has recorded withholding taxes on planned repatriation due to the change to a territorial tax system.  These transitional impacts resulted in a provisional net charge of $15.8 million ($0.24 per-share diluted), for both the three and six months ended December 31, 2017.

Exclusive of the impact from the Tax Act, net earnings were favorably impacted by the incremental revenues recognized for both the current three and six month periods due to increased demand from customers in the industrial material, communication, integrated circuits, semiconductor capital equipment and RF and power generation markets.  The financial results include the acquisitions of IPI and II-VI Compound Semiconductor Ltd. for the current fiscal periods.  These two acquisitions contributed $5.9 million and $11.9 million in revenues, respectively, and $1.5 million and $4.8 million in net losses, respectively, for the three and six months ended December 31, 2017. The net losses for these acquisitions were at the II-VI Compound Semiconductor Ltd. business as the Company continues to invest in new material technology platforms to address the anticipated growing consumer electronics markets.

Consolidated

Revenues. Revenues for the three months ended December 31, 2017 increased 21% to $281.5 million, compared to $231.8 million for the same period last fiscal year. Revenues for the six months ended December 31, 2017 increased 20% to $543.0 million, compared to $453.3 million for the same period last fiscal year.  The increase in revenues for both the three and six month periods ended December 31, 2017 compared to the same periods last fiscal year were the result of strong demand from customers in the consumer, communications, semiconductor capital equipment, automotive and industrial end markets.  II-VI Laser Solutions segment experienced double-digit increases for both periods driven by demand for VCSELs into the consumer, automotive and data communications end markets, as well as ongoing strength in industrial and semiconductor capital equipment. The II-VI Photonics segment has continued to see increased demand from customers in the optical and data communication markets as this sector continues its cycle of investment and expansion.  The II-VI Performance Products segment has seen increased demand from customers in the semiconductor capital equipment, automotive and communications markets.

Gross margin. Gross margin for the three months ended December 31, 2017 was $109.5 million, or 38.9% of total revenues, compared to $94.2 million, or 40.7% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2017 was $215.4 million, or 39.7% of total revenues, compared to $181.8 million or 40.1% of total revenues, for the same period last fiscal year. The increase in gross margin dollars was the result of increased revenue during both the current three and six months ended December 31, 2017.  Gross margin as a percentage of revenues decreased in both the current three and six month periods due primarily to product mix in certain of the Company’s new addressable markets that have a lower margin profile than its historical core businesses.

Internal research and development. Internal research and development expenses for the three months ended December 31, 2017 were $27.8 million, or 9.9% of revenues, compared to $23.6 million, or 10.2% of revenues, for the same period last fiscal year. Internal research and development expenses for the six months ended December 31, 2017 were $53.3 million, or 9.8% of revenues, compared to $45.4 million, or 10% of revenues, for the same period last fiscal year. The increase in expense for both the current three and six months is primarily the result of the acquisition of II-VI Compound Semiconductor Ltd. which is ramping up its operations to address new and growing technologies addressing the consumer electronics, communications and automotive markets.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2017 were $49.1 million, or 17.4% of revenues, compared to $43.5 million, or 18.8% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2017 were $99.7 million, or 18.4% of revenues, compared to $85.6 million, or 18.9% of revenues.  SG&A includes $2.0 million and $3.1 million, respectively, for the three and six months ended December 31, 2017 for the combined acquisitions of Integrated Photonics, Inc. and Compound Semiconductor Ltd.  Exclusive of the acquisitions, the increase in SG&A was primarily due to increased costs to support the Company’s growing revenue base. The Company is aggressively working to capitalize on synergies created from the Company’s recent acquisitions and working to improve the SG&A leverage throughout fiscal year 2018.

Interest and other, net. Interest and other, net for the three months ended December 31, 2017 was expense of $2.8 million, compared to income of $4.7 million for the same period last fiscal year. Interest and other, net for the six months ended December 31, 2017 was $5.7 million compared to income of $4.9 million for the same period last fiscal year. Included in interest and other, gains and losses were interest expense on borrowings, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, and foreign currency gains and losses.  Interest expense increased $1.0 million and $5.7 million, respectively, for the current three and six months due to the higher level of the Company’s outstanding debt.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2017 was 45.9%, compared to an effective tax rate of 27.8% for the same period last fiscal year. The variation between the Company’s effective tax rate and the new U.S. statutory rate of approximately 28% (blend of 35% and 21% tax rates) was primarily due to the impact of the U.S. enacted tax legislation and consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The prior year’s effective income tax rate was negatively impacted by the valuation allowance established for the benefit of losses from the Company’s U.S. entities.

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

II- VI Laser Solutions ($ in millions)

						%
	Three Months Ended		%	Six Months Ended		Increase
	December 31,		Increase	December 31,		(Decrease)
	2017	2016		2017	2016
Revenues	$109.8	$81.5	35%	$203.1	$160.8	26%
Operating income	$9.5	$7.6	25%	$12.8	$14.3	(10%)

The above operating results for the three and six months ended December 31, 2017, include the Company’s acquisition of II-VI Compound Semiconductor Ltd. which was acquired in August 2017.

Revenues for the three months ended December 31, 2017 for II-VI Laser Solutions increased 35% to $109.8 million, compared to revenues of $81.5 million for the same period last fiscal year. Revenues for the six months ended December 31, 2017 for II-VI Laser Solutions increased 26% to $203.1 million compared to $160.8 million for the same period last fiscal year. The increase in revenues for the three and six month periods ended December 31, 2017 compared to the same periods last fiscal year was the result of increased product demand from customers in the industrial markets for the segment’s CO2,  fiber laser and direct diode laser components. In addition, the segment has seen increased demand for its diamond optics used in the extreme ultraviolet lithography markets as well as VCSELs used in consumer, datacom and other markets.

Operating income for the three months ended December 31, 2017 for II-VI Laser Solutions increased 25% to $9.5 million, compared to $7.6 million for the same period last fiscal year. The increase in operating income during the current three months compared to the same period last fiscal year is the result of incremental margin realized on the 35% increase in revenues during this period.  Operating income for the six months ended December 31, 2017 decreased 10% to $12.8 million from $14.3 million for the same period last fiscal year.  The decrease in operating income during the current six month period is the result of the incremental operating expenses of the acquisition of II-VI Compound Semiconductor Ltd.  Since the acquisition date, II-VI Compound Semiconductor Ltd. has invested approximately $8.0 million as the Company is ramping its investment for developing new technology addressing the consumer electronic market.

II-VI Photonics ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2017	2016		2017	2016
Revenues	$110.5	$100.9	10%	$221.1	$196.7	12%
Operating income	$16.9	$15.9	6%	$36.4	$29.8	22%

The above operating results for the three and six months ended December 31, 2017, include the Company’s recent acquisition of IPI which was acquired in June 2017.

Revenues for the three months ended December 31, 2017 for II-VI Photonics increased 10% to $110.5 million, compared to $100.9 million for the same period last fiscal year. Revenues for the six months ended December 31, 2017 increased 12% to $221.1 million compared to $196.7 million for the same period last fiscal year. The increase in revenues for both the three and six month periods ended December 31, 2017 is the result of increased demand from customers in the datacenter communications market as well as increased demand in China.

Operating income for the three months ended December 31, 2017 for II-VI Photonics increased 6% to $16.9 million, compared to $15.9 million for the same period last fiscal year. Operating income for the six months ended December 31, 2017 increased 22% to $36.4 million compared to $29.8 million for the same periods last fiscal year. The increase in operating income for both the three and six month periods ended December 31, 2017 was primarily due to incremental margin realized on increased revenues as well higher margin product mix, including terrestrial and submarine 980 nm pumps and amplifiers, and new product introductions which typically have higher margin profiles.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2017	2016		2017	2016
Revenues	$61.2	$49.4	24%	$118.8	$95.8	24%
Operating income	$6.1	$3.6	69%	$13.1	$6.7	96%

Revenues for the three months ended December 31, 2017 for II-VI Performance Products increased 24% to $61.2 million compared to $49.4 million for the same period last fiscal year. Revenues for the six months ended December 31, 2017 increased 24% to $118.8 million compared to $95.8 million for the same period last fiscal year. The increase in revenues for both the three and six month periods ended December 31, 2017 compared to the same periods last fiscal year was driven by increased demand for the segment’s silicon carbide products addressing RF electronics and high-power voltage switching and power conversion systems for automotive, communications and military markets.  In addition, the segment has seen increased demand for materials and components for the semiconductor equipment market.

Operating income for the three months ended December 31, 2017 for II-VI Performance Products increased 69% to $6.1 million, compared to $3.6 million for the same period last fiscal year. Operating income for the six months ended December 31, 2017 increased 96% to $13.1 million compared to $6.7 million for the same period last fiscal year. The increase in operating income for both the three and six month periods ended December 31, 2017 was driven primarily by increased sales volume as well as favorable product mix towards higher margin products.

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

Sources (uses) of Cash (millions):

	Six Months Ended
	December 31,
	2017	2016
Net proceeds on long-term borrowings	$183.0	$29.0
Net cash provided by operating activities	59.7	58.7
Proceeds from exercises of stock options	6.8	7.7
Purchases of businesses	(81.0)	(0.6)
Additions to property, plant & equipment	(77.6)	(57.8)
Purchase of equity investment	(51.5)	-
Purchases of treasury shares	(49.9)	-
Debt issuance costs	(10.1)	(1.4)
Payments in satisfaction of employees' minimum tax obligations	(3.6)	(2.3)
Effect of exchange rate changes on cash and cash equivalents and other items	6.8	(5.5)

Net cash provided by operating activities:

Net cash provided by operating activities was $59.7 million for the six months ended December 31, 2017, compared to net cash provided by operating activities of $58.7 million for the same period last fiscal year. Cash flow from operations were relatively consistent between periods despite the significant revenue increase during the current six month period as the Company is continuing to make significant investments in its new technology platforms to address anticipated future demands.

Net cash used in investing activities:

Net cash used in investing activities was $209.9 million for the six months ended December 31, 2017, compared to net cash used of $58.2 million for the same period last fiscal year. The net cash used in investing activities during the six months ended December 31, 2017 included $77.6 million of cash paid for investments in capital expenditures, $81.0 million of cash paid for the acquisition of II-VI Compound Semiconductor Ltd. and $51.5 million for a 93.8% equity investment in a U.S. based technology company. Net cash used of $58.2 million for the prior fiscal year was mainly investments in capital expenditures.

Net cash provided by financing activities:

Net cash provided by financing activities was $126.2 million for the six months ended December 31, 2017, compared to net cash provided by financing activities of $33.6 million for the same period last fiscal year. During the current fiscal year, the Company completed its offering and sale of $345 million aggregate principal amount of convertible notes.  In addition, the Company borrowed $100 million on its revolving credit facility to fund its investments in capital expenditures and its investments in technology platforms. The net proceeds from the convertible debt offering was used to repay $252 million on the revolver, $10 million on the term loan, and $10.1 million of debt issuance costs and to repurchase $49.9 million of Common Stock. The Company also realized $6.8 million of proceeds from the exercise of stock options offset by $3.6 million on payments in satisfaction of employees’ minimum tax obligations.

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

The sale of the Notes to the Initial Purchasers settled on August 29, 2017, and resulted in approximately $336 million in net proceeds to the Company after deducting the initial purchasers’ discount and the estimated offering expenses. The net proceeds from the offering and sale of the Notes were used, in part, to repurchase approximately $49.9 million of our Common Stock.  The Company used the remaining net proceeds to repay $252 million on its revolving credit facility and to pay debt issuance costs of $10.1 million.

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

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method with an effective interest rate of 4.5% per annum.

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

Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter beginning after the fiscal quarter ended on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

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

As of December 31, 2017, the Notes are not yet convertible. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within stockholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three months ended December 31, 2017:

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
0.25% contractual coupon	$219	$297
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,935	4,043
Interest expense	$3,154	$4,340

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2017, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At December 31, 2017 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2017, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $225.6 million and $73.5 million under its lines of credit as of December 31, 2017 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. As of December 31, 2017 and June 30, 2017, total outstanding letters of credit supported by these credit facilities were $1.2 million for both periods.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.4% and 2.1% for the three months ended December 31, 2017 and 2016, respectively.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the six months ended December 31, 2017. Through December 31, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	December 31,	June 30,
	2017	2017

Cash and cash equivalents	$254.5	$271.9
Available borrowing capacity	225.6	73.5
Total debt obligation	526.5	343.5

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of scheduled long-term borrowings and capital lease obligations, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2017 and June 30, 2017, the Company held approximately $215 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States. The recently enacted “Tax Cuts and Jobs Act” created significant changes to the taxation of undistributed foreign earnings and could change our future intentions regarding repatriation of earnings. The Company is currently evaluating the full impact of the new tax laws and will update future cash repatriation intentions as the Company further understands the new law.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2017.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$526,500	$20,000	$46,500	$460,000	$-
Interest payments(1)	33,119	7,522	13,215	5,994	6,388
Capital lease obligations	23,962	1,103	2,424	2,749	17,686
Operating lease obligations(2)	92,399	16,035	26,887	15,929	33,548
Purchase obligations(3) (4)	29,550	22,093	7,450	7	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$705,530	$66,753	$96,476	$484,679	$57,622

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at December 31, 2017 relating to the Amended Credit Facility, the 0.25% convertible notes and interest relating to the Company’s capital lease obligation.

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

The Company’s gross unrecognized income tax benefit at December 31, 2017 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2018 to be $1.8 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

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

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $14.7 million and $12.7 million at December 31, 2017 and June 30, 2017, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.0 million to an increase of $2.4 million for the six months ended December 31, 2017.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company has recorded $1.7 million of unrealized foreign currency gains in the Condensed Consolidated Statement of Earnings related to these contracts for the six months ended December 31, 2017.

Euro

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Euro. The Company has recorded $0.6 million of unrealized foreign currency gains in the Condensed Consolidated Statement of Earnings related to these contracts for the six months ended December 31, 2017.

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $0.8 million to an increase of $1.0 million for the six months ended December 31, 2017.

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

Interest Rate Risks

As of December 31, 2017, the Company’s total outstanding borrowings of $526.5 million consisted of $177.7 million of variable rate debt borrowings from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $75.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $100.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 and $1.1 million for the three and six months ended December 31, 2017.

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

The Company and its subsidiaries are involved from time to time in various claims, lawsuits, and regulatory proceedings incidental to its business. The resolution of each of these matters is subject to various uncertainties, and it is possible that these matters may be resolved unfavorably to the Company. Management believes, after consulting with legal counsel, that the ultimate liabilities, if any, resulting from these legal and regulatory proceedings will not materially affect the Company’s financial condition, liquidity or results of operations.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017.

U.S. Federal income tax reform could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our quarter ending December 31, 2018. The full impact of the Tax Act on the Company in any particular future period cannot be predicted at this time.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2017, the Company has purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended December 31, 2017:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs	Program
October 1, 2017 to October 31, 2017	-	$-	-	$30,906,904
November 1, 2017 to November 30, 2017	-	$-	-	$30,906,904
December 1, 2017 to December 31, 2017	-	$-	-	$30,906,904
Total	-	$-	-

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: February 8, 2018	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: February 8, 2018	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer