Form 10-Q
period 2018-03-31
II-VI INC
filed 2018-05-09
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 2, 2018, 62,544,530 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$263,244	$271,888
Accounts receivable - less allowance for doubtful accounts of $1,143 at March 31, 2018 and $1,314 at June 30, 2017	192,766	193,379
Inventories	249,548	203,695
Prepaid and refundable income taxes	7,116	6,732
Prepaid and other current assets	33,471	26,602
Total Current Assets	746,145	702,296
Property, plant & equipment, net	507,690	367,728
Goodwill	274,516	250,342
Other intangible assets, net	129,142	133,957
Investments	68,222	11,727
Deferred income taxes	2,618	3,023
Other assets	8,901	8,224
Total Assets	$1,737,234	$1,477,297

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	77,270	65,540
Accrued compensation and benefits	53,856	58,178
Accrued income taxes payable	18,342	12,178
Other accrued liabilities	33,118	29,056
Total Current Liabilities	202,586	184,952
Long-term debt	430,992	322,022
Capital lease obligation	22,574	23,415
Deferred income taxes	27,046	15,345
Other liabilities	38,864	31,000
Total Liabilities	722,062	576,734
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 74,925,863 shares at March 31, 2018; 74,081,451 shares at June 30, 2017	346,500	269,638
Accumulated other comprehensive income (loss)	17,107	(13,778)
Retained earnings	808,897	748,062
	1,172,504	1,003,922
Treasury stock, at cost - 12,458,693 shares at March 31, 2018 and 10,940,062 shares at June 30, 2017	(157,332)	(103,359)
Total Shareholders' Equity	1,015,172	900,563
Total Liabilities and Shareholders' Equity	$1,737,234	$1,477,297

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$294,746	$244,987

Costs, Expenses and Other Expense (Income)
Cost of goods sold	176,361	147,277
Internal research and development	30,560	25,380
Selling, general and administrative	53,087	43,291
Interest expense	5,014	1,936
Other expense (income), net	(1,496)	(2,164)
Total Costs, Expenses & Other Expense (Income)	263,526	215,720

Earnings Before Income Taxes	31,220	29,267

Income Taxes	1,122	6,837

Net Earnings	$30,098	$22,430

Basic Earnings Per Share	$0.48	$0.36

Diluted Earnings Per Share	$0.45	$0.35

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended
	March 31,
	2018	2017
Revenues	$837,719	$698,329

Costs, Expenses and Other Expense (Income)
Cost of goods sold	503,926	418,754
Internal research and development	83,898	70,844
Selling, general and administrative	152,833	128,865
Interest expense	13,303	4,547
Other expense (income), net	(4,228)	(9,611)
Total Costs, Expenses & Other Expense (Income)	749,732	613,399

Earnings Before Income Taxes	87,987	84,930

Income Taxes	27,152	22,303

Net Earnings	$60,835	$62,627

Basic Earnings Per Share	$0.97	$1.00

Diluted Earnings Per Share	$0.93	$0.97

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net earnings	$30,098	$22,430	$60,835	$62,627
Other comprehensive income (loss):
Foreign currency translation adjustments	15,703	3,002	30,885	(12,145)
Amortization of net actuarial gains and losses, net of taxes of ($32) and $0 for the three and nine months ended March 31, 2018, respectively, and ($40) and $45 for the three and nine months ended March 31, 2017, respectively	(118)	(149)	-	163
Comprehensive income	$45,683	$25,283	$91,720	$50,645

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net earnings	$60,835	$62,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47,157	35,190
Amortization	10,992	9,532
Share-based compensation expense	11,562	8,695
Losses (gains) on foreign currency remeasurements and transactions	789	(3,633)
Earnings from equity investments	(2,607)	(654)
Deferred income taxes	(1,612)	248
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	5,644	(8,220)
Inventories	(33,446)	(20,273)
Accounts payable	12,205	7,610
Income taxes	9,558	2,958
Accrued compensation and benefits	(6,039)	(12,387)
Other operating net assets	(1,093)	(3,321)
Net cash provided by operating activities	113,945	78,372
Cash Flows from Investing Activities
Additions to property, plant & equipment	(116,477)	(99,135)
Purchases of businesses	(80,503)	(580)
Purchase of equity investment	(51,655)	-
Other investing activities	429	1,707
Net cash used in investing activities	(248,206)	(98,008)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior notes due 2022	345,000	-
Proceeds from borrowings under Credit Facility	100,000	64,000
Payments on borrowings under Credit Facility	(277,000)	(20,000)
Purchases of treasury stock	(49,875)	-
Proceeds from exercises of stock options	8,836	14,625
Payments in satisfaction of employees' minimum tax obligations	(4,040)	(3,407)
Debt issuance costs	(10,061)	(1,384)
Net cash provided by financing activities	112,860	53,834
Effect of exchange rate changes on cash and cash equivalents	12,757	(5,062)
Net (decrease) increase in cash and cash equivalents	(8,644)	29,136
Cash and Cash Equivalents at Beginning of Period	271,888	218,445
Cash and Cash Equivalents at End of Period	$263,244	$247,581
Cash paid for interest	$4,680	$3,937
Cash paid for income taxes	$16,588	$16,852
Non-cash transactions:
Capital lease obligation incurred on facility lease	$-	$25,000
Additions to property, plant & equipment included in accounts payable	$3,388	$6,521

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2017	74,081	$269,638	$(13,778)	$748,062	(10,940)	$(103,359)	$900,563
Shares issued under share-based compensation plans	845	8,836	-	-	-	-	8,836
Shares acquired in satisfaction of minimum tax withholding obligations	-	-	-	-	(109)	(4,040)	(4,040)
Net earnings	-	-	-	60,835	-	-	60,835
Purchases of treasury stock	-	-	-	-	(1,415)	(49,875)	(49,875)
Treasury stock under deferred compensation arrangements	-	58	-	-	5	(58)	-
Foreign currency translation adjustments	-	-	30,885	-	-	-	30,885
Equity portion of convertible debt, net of issuance costs of $1,694	-	56,406	-	-	-	-	56,406
Share-based compensation expense	-	11,562	-	-	-	-	11,562
Balance - March 31, 2018	74,926	$346,500	$17,107	$808,897	(12,459)	$(157,332)	$1,015,172

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2017 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

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

Revenue Recognition Pronouncement Currently Under Evaluation

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under U.S. GAAP. The ASU's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update allows for the use of either the retrospective or modified retrospective approach of adoption. The update will be effective for the Company’s 2019 fiscal year (July 1, 2018).

We continued our evaluation of the impact of the ASU in fiscal 2018 by evaluating its impact on selected contracts at each of our business units.  As the ASU will supersede all existing revenue guidance affecting U.S. GAAP, it could impact revenue and cost recognition on our contracts across all our business units, as well as our business processes and our information technology.  As a result, our evaluation of the effect of the ASU will continue through the end of fiscal year 2018. The Company has assessed its military related contracts that comprise approximately 10% of consolidated revenues. Under the ASU, based on the preliminary assessment, the Company will accelerate the recognition of revenues for certain contracts as the customer obtains control of the goods or service promised in the contract. The Company is currently evaluating the commercial portion of its business; the assessment will be completed during fiscal year 2018. Based upon our evaluation to date, we cannot currently estimate the impacts of adopting the ASU at this time. The Company will adopt this ASU using the modified retrospective method whereby the cumulative effect of applying the ASU will be recognized at the beginning of the year of adoption.

Other Pronouncements Currently Under Evaluation

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits an entity to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The standard will be effective for the Company’s 2020 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

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

CoAdna, Inc.

In March 2018, the Company announced its intention to acquire CoAdna, Inc.(“CoAdna”), a publically traded company on the Taiwan Stock Exchange and based in Sunnyvale, CA, in a cash transaction valued at approximately $85.0 million net of any cash acquired. The transaction is expected to close during the first quarter of fiscal year 2019 and is subject to the approval of CoAdna’s shareholders, regulatory approvals and customary closing conditions.

Purchase of Equity Investment

In November 2017, the Company acquired a 93.8% equity investment in a privately-held company for $51.5 million. In addition, during the quarter ended March 31, 2018, the Company paid $0.2 million for a working capital adjustment to that purchase price. The Company’s pro-rata share of earnings from this investment since the acquisition date was $0.8 million and $2.0 million, for the three and nine months ended March 31, 2018, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

This nonconsolidated investment is accounted for under the equity method of accounting (“Equity Investment”). The following table summarizes the Company's equity in the nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	March 31, 2018	March 31, 2018 ($000)

USA	Equity Investment	93.80%	$55,841

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

As of March 31, 2018, the Company’s maximum financial statement exposure related to the Equity Investment was approximately $55.8 million, which is included in the investments balance on the Condensed Consolidated Balance Sheet as of March 31, 2018.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests at any time on or after the third anniversary of the investment or earlier upon certain events. The purchase price is equal to the greater of: (a) (i) the product of the aggregate trailing 12-month revenues of the investment preceding the date of purchase, multiplied by (ii) a factor of 2.9 multiplied by (iii) a factor of 0.723, multiplied by (iv) the percentage interest owned by each minority equity holder and (b) $966,666. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in other long-term liabilities in the Condensed Consolidated Balance Sheet at the acquisition date in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option is adjusted as necessary on a quarterly basis with any changes in the fair value recorded through earnings. The change in fair value of the net purchase option from the investment date to March 31, 2018 was not material.

Kaiam Laser Limited, Inc.

In August 2017, the Company acquired Kaiam Laser Limited, Inc. (“Kaiam”), a privately held company based in Newton Aycliffe, United Kingdom. Under the terms of the merger agreement, the consideration consisted of cash paid at the acquisition date of $79.5 million, net of cash acquired and an adjustment for a purchase price reduction recorded during the quarter ended March 31, 2018 of $0.5 million. The acquisition of Kaiam provides the Company with a 150mm wafer fabrication platform to significantly expand the Company’s capacity for the production of vertical cavity surface emitting lasers (“VCSELs”) for the 3D sensing market and broadens the capability to address new market opportunities in other compound semiconductor materials. Kaiam now operates under the name II-VI Compound Semiconductor Ltd. within the Company’s II-VI Laser Solutions operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired, including tangible, intangible assets and related deferred income taxes.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of II-VI Compound Semiconductor Ltd. within one year from the date of acquisition ($000):

Assets
Accounts receivable	$79
Inventories	4,559
Prepaid and other assets	1,246
Property, plant & equipment	63,899
Intangible assets	4,046
Goodwill	19,198
Total assets acquired	$93,027

Liabilities
Accounts payable	$751
Other accrued liabilities	2,486
Deferred tax liabilities	10,797
Total liabilities assumed	14,034
Net assets acquired	$78,993

The goodwill of $19.2 million is included in the II-VI Laser Solutions segment and is attributed to the expected synergies and the assembled workforce of II-VI Compound Semiconductor Ltd. None of the goodwill is deductible for income tax purposes. The Company expensed transaction costs of $0.6 million for the nine months ended March 31, 2018.

The amount of revenues of II-VI Compound Semiconductor Ltd. included in the Company’s Consolidated Statements of Earnings for the three and nine months ended March 31, 2018 was $0.9 million and $2.5 million, respectively. The amount of net losses of II-VI Compound Semiconductor Ltd. included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2018 was $4.5 million and $10.7 million, respectively.

Integrated Photonics, Inc.

In June 2017, the Company acquired Integrated Photonics, Inc. (“IPI”), a privately held company based in New Jersey. IPI is a leader in engineered magneto-optic materials that enable high-performance directional components such as optical isolators for the optical communications market. Under the terms of the merger agreement, the consideration consisted of initial cash paid at the acquisition date of $40.1 million, net of cash acquired and a final working capital adjustment of $0.8 million. In addition, the agreement provides up to a maximum of $2.5 million of additional cash earnout opportunities based upon IPI achieving certain agreed upon financial and transitional objectives, which if earned would be payable in the amount of $2.5 million for the achievement of the annual target.

The following table presents the preliminary purchase price at the date of acquisition ($000):

Net cash paid at acquisition	$40,098
Working capital adjustment	848
Fair value of cash earnout arrangement	2,215
Purchase price	$43,161

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

Assets
Accounts receivable	$2,083
Inventories	3,968
Prepaid and other assets	322
Property, plant & equipment	11,235
Intangible assets	23,554
Goodwill	17,514
Total assets acquired	$58,676

Liabilities
Accounts payable	$847
Other accrued liabilities	1,032
Long-term debt assumed	3,834
Deferred tax liabilities	9,802
Total liabilities assumed	15,515
Net assets acquired	$43,161

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

The amount of revenues of IPI included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2018 was $4.9 million and $15.2 million, respectively. The amount of net earnings of IPI included in the Company’s Consolidated Statements of Earnings for the three and nine months ended March 31, 2018 was $1.1 million and $2.5 million, respectively.

Note 4.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2018	2017
Raw materials	$90,752	$78,979
Work in progress	93,614	61,679
Finished goods	65,182	63,037
	$249,548	$203,695

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2018	2017
Land and improvements	$9,445	$5,667
Buildings and improvements	217,300	144,293
Machinery and equipment	598,108	492,042
Construction in progress	91,184	88,458
	916,037	730,460
Less accumulated depreciation	(408,347)	(362,732)
	$507,690	$367,728

Note 6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2018
	II-VI Laser	II-VI	II-VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$84,180	$113,272	$52,890	$250,342
Goodwill acquired	19,198	-	-	19,198
Goodwill adjustment for prior year acquisition - IPI	-	407	-	407
Foreign currency translation	2,235	2,334	-	4,569
Balance-end of period	$105,613	$116,013	$52,890	$274,516

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2018 and June 30, 2017 were as follows ($000):

	March 31, 2018			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$67,339	$(32,349)	$34,990	$65,438	$(27,313)	$38,125
Trademarks	16,051	(1,438)	14,613	15,806	(1,340)	14,466
Customer Lists	128,399	(48,882)	79,517	123,058	(41,740)	81,318
Other	1,579	(1,557)	22	1,571	(1,523)	48
Total	$213,368	$(84,226)	$129,142	$205,873	$(71,916)	$133,957

Amortization expense recorded on the Company’s intangible assets was $3.6 million and $11.0 million for the three and nine months ended March 31, 2018, respectively, and was $3.1 million and $9.5 million for the three and nine months ended March 31, 2017, respectively.

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

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 93 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 142 months. The gross carrying amount of trademarks includes $14.3 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s German, U.K. and Chinese subsidiaries.

At March 31, 2018, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Fiscal Year Ending June 30,	Amount
Remaining 2018	$3,500
2019	14,000
2020	13,000
2021	12,300
2022	10,900

Note 7.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2018	2017
0.25% Convertible senior notes	$345,000	$-
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(59,450)	-
Term loan, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	70,000	85,000
Line of credit, interest at LIBOR, as defined, plus 1.75% and 1.50%, respectively	90,000	252,000
Credit facility unamortized debt issuance costs	(1,217)	(1,491)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,825	2,679
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	450,992	342,022
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$430,992	$322,022

0.25% Convertible Senior Notes

On August 24, 2017, the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $300 million aggregate principal amount of our 0.25% convertible senior notes due 2022 (the "Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $45 million aggregate principal amount of the Notes (the “Over-Allotment Option”).

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

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all indebtedness under such secured debt has been repaid in full from such assets. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at the Company’s election.

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

Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; or

c)	Upon the occurrence of specified corporate events.

On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of March 31, 2018, the Notes are not yet convertible. The Notes will become convertible upon the satisfaction of at least one of the above conditions. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within Shareholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended March 31, 2018:

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
0.25% contractual coupon	$216	$513
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,974	7,017
Interest expense	$3,190	$7,530

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.7 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At March 31, 2018 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement if not terminated early by either party is payable in full in May 2019.

Aggregate Availability

The Company had aggregate availability of $236.4 million and $73.5 million under its lines of credit as of March 31, 2018 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million and $1.2 million as of March 31, 2018 and June 30, 2017, respectively.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.4% and 2.3% for the nine months ended March 31, 2018 and 2017, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from March 31, 2018 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$-	$-	$20,000
Year 2	20,000	-	-	3,834	-	23,834
Year 3	20,000	2,825	-	-	-	22,825
Year 4	10,000	-	90,000	-	-	100,000
Year 5	-	-	-	-	345,000	345,000
Total	$70,000	$2,825	$90,000	$3,834	$345,000	$511,659

Note 8.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2018 and 2017 was 30.9% and 26.3%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory blended rate of 28% for our fiscal year ending June 30, 2018 were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2018 and June 30, 2017, the Company’s gross unrecognized income tax benefit was $8.9 million and $7.6 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $5.8 million of the gross unrecognized tax benefits at March 31, 2018 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.5 million and $0.3 million, at March 31, 2018 and June 30, 2017, respectively. Fiscal years 2014 to 2018 remain open to examination by the United States Internal Revenue Service, fiscal years 2012 to 2018 remain open to examination by certain state jurisdictions, and fiscal years 2006 to 2018 remain open to examination by certain foreign taxing jurisdictions. The Company has been notified of upcoming examinations of the U.S. Federal income tax return for the year ended June 30, 2016 and the Switzerland Federal income tax returns for the years ended June 30, 2015 and 2016. The Company believes its income tax reserves for these tax matters are adequate.

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

At March 31, 2018, the Company has not finalized its accounting for the tax effects of the Tax Act; however, as described below, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time repatriation tax, resulting in an increase in income tax expense. The Company has yet to complete its calculation of the total post-1986 foreign E&P. Further, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets and could be impacted by the balance of those assets at June 30, 2018, which is not yet known. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. taxation and the amounts held in cash or other specified assets as of June 30, 2018 are known.

The impact of the repatriation tax is expected to be offset by available net operating loss and credit carryforwards which currently have a valuation allowance.  Thus, the tax expense reported is reduced by the release of the valuation allowance on U.S. deferred tax assets.  The reduction of the U.S. corporate tax rate caused the Company to adjust the U.S. deferred tax assets and liabilities to the lower U.S. statutory federal rate of 21%. However, the Company will continue to analyze certain aspects of the Tax Act which could affect the measurement of these balances or give rise to new deferred tax amounts. In addition, the Company has recorded withholding taxes on planned repatriation due to the change to a territorial tax system.  The $6.5 million income tax benefit recorded during the quarter ended March 31, 2018 for Tax Act was related to a change in the mix of forecasted income between U.S. and foreign sources for fiscal year 2018 resulting in a higher benefit for U.S. valuation allowance release being attributed to the Tax Act.  The transitional impacts described above resulted in a cumulative provisional net charge of $9.3 million for the year to date March 31, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates recorded through March 31, 2018, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of the quarter ending December 31, 2018.

Note 9.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of common stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net earnings	$30,098	$22,430	$60,835	$62,627
Numerator for basic income per share	$30,098	$22,430	$60,835	$62,627
Effect of dilutive securities:
Interest expense, net of tax, on 0.25% Convertible Senior Notes due 2022	2,520	-	-	-
Numerator for diluted income per share	$32,618	$22,430	$60,835	$62,627
Denominator:
Denominator for basic income per share - weighted average shares	62,427	62,807	62,491	62,403
Effect of dilutive securities:
Dilutive effect of common stock equivalents	2,624	2,203	2,633	1,930
0.25% Convertible Senior Notes due 2022	7,331	-	-	-
Dilutive potential common shares	9,955	2,203	2,633	1,930
Denominator for diluted income per share	72,382	65,010	65,124	64,333
Net earnings per share:
Basic earnings per common share	$0.48	$0.36	$0.97	$1.00
Diluted earnings per common share	$0.45	$0.35	$0.93	$0.97

The following table presents potential shares of common stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Stock options and restricted shares	199	36	140	163
0.25% Convertible Senior Notes due 2022	-	-	7,331	-
Total anti-dilutive shares	199	36	7,471	163

Note 10.	Segment Reporting

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

The accounting policies are consistent across each of the segments. The Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$109,796	$116,778	$68,172	$-	$294,746
Inter-segment revenues	8,256	(501)	1,707	(9,462)	-
Operating income	9,932	16,637	8,169	-	34,738
Interest expense	-	-	-	-	(5,014)
Other income (expense), net	-	-	-	-	1,496
Income taxes	-	-	-	-	(1,122)
Net earnings	-	-	-	-	30,098
Depreciation and amortization	10,306	5,651	3,967	-	19,924
Segment assets	769,649	586,475	381,110	-	1,737,234
Expenditures for property, plant & equipment	16,773	15,461	6,380	-	38,614
Investments	-	-	68,222	-	68,222

	Three Months Ended March 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$83,648	$109,099	$52,240	$-	$244,987
Inter-segment revenues	9,661	3,450	2,713	(15,824)	-
Operating income	8,337	15,898	4,804	-	29,039
Interest expense	-	-	-	-	(1,936)
Other income (expense), net	-	-	-	-	2,164
Income taxes	-	-	-	-	(6,837)
Net earnings	-	-	-	-	22,430
Depreciation and amortization	5,713	5,029	4,182	-	14,924
Expenditures for property, plant & equipment	23,299	8,727	9,287	-	41,313

	Nine Months Ended March 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$312,875	$337,912	$186,932	$-	$837,719
Inter-segment revenues	22,270	10,991	3,691	(36,952)	-
Operating income	22,689	53,066	21,307	-	97,062
Interest expense	-	-	-	-	(13,303)
Other income (expense), net	-	-	-	-	4,228
Income taxes	-	-	-	-	(27,152)
Net earnings	-	-	-	-	60,835
Depreciation and amortization	27,560	18,382	12,207	-	58,149
Expenditures for property, plant & equipment	53,949	35,077	26,411	-	115,437

	Nine Months Ended March 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$244,421	$305,824	$148,084	$-	$698,329
Inter-segment revenues	24,361	10,049	7,091	(41,501)	-
Operating income	22,628	45,689	11,549	-	79,866
Interest expense	-	-	-	-	(4,547)
Other income (expense), net	-	-	-	-	9,611
Income taxes	-	-	-	-	(22,303)
Net earnings	-	-	-	-	62,627
Depreciation and amortization	17,025	14,853	12,844	-	44,722
Expenditures for property, plant & equipment	59,161	21,224	18,750	-	99,135

Note 11.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2018	2017	2018	2017
Stock Options and Cash-Based Stock Appreciation Rights	$737	$1,565	$5,262	$4,659
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	1,381	1,890	6,125	5,450
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,468	1,110	3,908	2,438
	$3,586	$4,565	$15,295	$12,547

Note 12.	Fair Value of Financial Instruments

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

At March 31, 2018, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

In November 2017, the Company acquired a 93.8% equity investment in a privately held company. The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests at any time on or after the third anniversary of the investment or earlier upon certain events. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in “Other Liabilities” in the Condensed Consolidated Balance Sheet as of the acquisition date in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option is adjusted as necessary on a quarterly basis with any changes in the fair value recorded through earnings.  The change in fair value of the net purchase option from the investment date to March 31, 2018 was not material.

The fair values of the contingent earnout arrangements and the net put option were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to March 31, 2018; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at March 31, 2018 ($000):

	Fair Value	Carrying Value
Convertible notes	$377,775	$285,550

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at March 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$271	$-	$271	$-
Contingent earnout arrangements	$5,130	$-	$-	$5,130
Net put option	$2,233	$-	$-	$2,233

Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$191	$-	$191	$-
Liabilities:
Contingent earnout arrangements	$5,795	$-	$-	$5,795

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2018.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the acquisition of II-VI EpiWorks and IPI and the net put option relating to the equity investment acquired in November 2017. ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2017	$5,795
Contingent earnout arrangements:
Purchase price adjustment - IPI	(25)
Net put option	2,233
Changes in fair value recorded in other expense, (income)	(640)
Balance at March 31, 2018	$7,363

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its capital lease obligation are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.

Note 13.	Commitments and Contingencies

The Company records a warranty reserve as a charge against earnings based on a percentage of sales utilizing actual warranty claims over the last twelve months. The following table summarizes the change in the carrying value of the Company’s warranty reserve, which is a component of Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheets ($000):

Nine Months Ended March 31, 2018	Amount
Balance-beginning of year	$4,546
Settlements during the period	(3,065)
Additional warranty liability recorded	2,404
Balance-end of period	$3,885

Note 14.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$967	$874	$2,865	$2,642
Interest cost	109	39	323	117
Expected return on plan assets	(218)	(176)	(646)	(532)
Net amortization	(150)	(189)	-	208
Net periodic pension costs	$708	$548	$2,542	$2,435

The Company contributed $0.9 and $2.8 million to the Swiss Plan during the three and nine months ended March 31, 2018, respectively, and $0.8 million and $2.6 million during the three and nine months ended March 31, 2017, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $0.9 million to the Swiss Plan during the remainder of fiscal year 2018.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the nine months ended March 31, 2018. Through March 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 16.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI") by component, net of tax, for the nine months ended March 31, 2018 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2017	$(8,460)	$(5,318)	$(13,778)
Other comprehensive income before reclassifications	30,885	-	30,885
Net current-period other comprehensive income	30,885	-	30,885
AOCI - March 31, 2018	$22,425	$(5,318)	$17,107

Note 17.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2018 (remaining)	645
2019	2,579
2020	2,579
2021	2,579
2022	2,579
Thereafter	24,503

Total minimum lease payments	$35,464
Less amount representing interest	11,770

Present value of capitalized payments	$23,694
Less: current portion	1,120

Long-term portion	$22,574

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Capital lease obligation, respectively, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018, with associated depreciation being recorded over the 15-year life of the lease. During the three and nine months ended March 31, 2018, the Company recorded $0.4 million and $1.3 million, respectively, of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; changes in local market laws and practices and risks related to the recent U.S. tax legislation and the Company’s continuing analysis of its impact on the Company and the adoption and expansion of trade restrictions or the occurrence of trade wars. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 21, 2017.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no changes in significant accounting policies as of March 31, 2018.

New Accounting Standards

See “Note 2. Recent Accounting Pronouncements” to our unaudited financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
		% of		% of
		Revenues		Revenues
Total revenues	$294.7	100.0%	$245.0	100.0%
Cost of goods sold	176.4	59.9	147.3	60.1
Gross margin	118.3	40.2	97.7	39.9
Operating expenses:
Internal research and development	30.6	10.4	25.4	10.4
Selling, general and administrative	53.1	18.0	43.3	17.7
Interest and other, net	3.5	1.2	(0.2)	(0.1)
Earnings before income tax	31.1	10.6	29.2	11.9
Income taxes	1.2	0.4	6.8	2.8
Net earnings	$30.1	10.2%	$22.4	9.1%

Diluted earnings per share	$0.45		$0.35

	Nine Months Ended		Nine Months Ended
	March 31, 2018		March 31, 2017
		% of		% of
		Revenues		Revenues
Total revenues	$837.7	100.0%	$698.3	100.0%
Cost of goods sold	503.9	60.2	418.8	60.0
Gross margin	333.8	39.8	279.5	40.0
Operating expenses:
Internal research and development	83.9	10.0	70.8	10.1
Selling, general and administrative	152.8	18.2	128.9	18.5
Interest and other, net	9.1	1.1	(5.1)	(0.7)
Earnings before income tax	88.0	10.5	84.9	12.2
Income taxes	27.2	3.2	22.3	3.2
Net earnings	$60.8	7.3%	$62.6	9.0%

Diluted earnings per share	$0.93		$0.97

Executive Summary

Net earnings for the three months ended March 31, 2018 were $30.1 million ($0.45 per share diluted), compared to $22.4 million ($0.35 per share diluted) for the same period last fiscal year. Net earnings for the nine months ended March 31, 2018 were $60.8 million ($0.93 per share diluted), compared to $62.6 million ($0.97 per share diluted) for the nine months ended March 31, 2017.

During December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law by the President of the United States. The Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The impact of the repatriation tax is expected to be offset by available net operating loss and credit carryforwards which currently have valuation allowances. Thus the tax expense reported is reduced by the release of the valuation allowances on U.S. deferred tax assets.  The reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. In addition, the Company has recorded withholding taxes on planned repatriation due to the change to a territorial tax system.  These transitional impacts resulted in a provisional net (benefit) of ($6.5) million (($.09) per share diluted) and $9.3 million ($0.14 per share diluted), for the three and nine months ended March 31, 2018, respectively.

Exclusive of the impact from income taxes, net earnings were favorably impacted by the incremental revenues recognized for both the current three and nine month periods due to increased demand from customers in the industrial material, communication, semiconductor capital equipment and RF and power generation markets.  The financial results include the acquisitions of IPI and II-VI Compound Semiconductor Ltd. for the current fiscal periods.  These two acquisitions contributed $5.8 million and $17.7 million in revenues, respectively, and $3.4 million and $8.2 million in net losses, respectively, for the three and nine months ended March 31, 2018. The net losses for these acquisitions were at the II-VI Compound Semiconductor Ltd. business as the Company continues to invest in internal research and development for new material technology platforms to address the anticipated growing consumer electronics markets.

Consolidated

Revenues. Revenues for the three months ended March 31, 2018 increased 20% to $294.7 million, compared to $245.0 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2018 increased 20% to $837.7 million, compared to $698.3 million for the same period last fiscal year.  The increase in revenues for both the three and nine month periods ended March 31, 2018 compared to the same periods last fiscal year were the result of strong demand from customers across its business units. The Company has experienced increased demand from its industrial based customers for CO2, fiber and direct diode optics and components as well silicon carbide (“SiC”) substrates supporting radio frequency (“RF”) and power generation device products for industrial and automotive markets.

Gross margin. Gross margin for the three months ended March 31, 2018 was $118.3 million, or 40.2% of total revenues, compared to $97.7 million, or 39.9% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2018 was $333.8 million, or 39.8% of total revenues, compared to $279.5 million or 40.0% of total revenues, for the same period last fiscal year. The increase in gross margin dollars for both the three and nine months ended March 31, 2018, compared to the same periods last fiscal year was due to the 20% revenue increase for both periods.  Gross margin as a percentage of revenues was relatively flat due to increased operating costs incurred during the current fiscal periods related to the impact of foreign currency and production yield challenges and inefficiencies.

Internal research and development. Internal research and development expenses for the three months ended March 31, 2018 were $30.6 million, or 10.4% of revenues, compared to $25.4 million, or 10.4% of revenues, for the same period last fiscal year. Internal research and development expenses for the nine months ended March 31, 2018 were $83.9 million, or 10.0% of revenues, compared to $70.8 million, or 10.1% of revenues, for the same period last fiscal year. The increase in expense for both the three and nine month periods is primarily the result of the acquisition of II-VI Compound Semiconductor Ltd. which has begun ramping its investment to address new and growing technologies in the consumer electronics, communications and automotive markets.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 were $53.1 million, or 18.0% of revenues, compared to $43.3 million, or 17.7% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2018 were $152.8 million, or 18.2% of revenues, compared to $128.9 million, or 18.5% of revenues. SG&A includes $1.5 million and $4.7 million, respectively, for the three and nine months ended March 31, 2018 for the combined acquisitions of Integrated Photonics, Inc. and Compound Semiconductor Ltd. Exclusive of the acquisitions, the increase in SG&A for both periods is primarily due to increased operating costs to support the Company’s growing revenue and infrastructure base.  The Company is aggressively working to identify and capitalize on synergies created from the Company’s recent acquisitions and working to improve the leverage in fiscal year 2018 and beyond.

Interest and other, net. Interest and other, net for the three months ended March 31, 2018 was expense of $3.5 million, compared to income of $0.2 million for the same period last fiscal year. Interest and other, net for the nine months ended March 31, 2018 was expense of $9.1 million compared to income of $5.1 million for the same period last fiscal year. Included in interest and other, net, were interest expense on borrowings, earnings from equity investments, interest income on excess cash reserves, unrealized gains and losses on the Company’s deferred compensation plan, and foreign currency gains and losses. Interest expense increased $3.1 million and $8.8 million, respectively, for the current three and nine months due to the higher level of the Company’s outstanding debt.  For the nine months ended March 31, 2017, other income consisted primarily of foreign currency gains of $3.6 million and income from the residual agreements on the sale of the RF business of $4.8 million offset by interest expense on long-term borrowings of $4.5 million.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2018 was 30.9%, compared to an effective tax rate of 26.3% for the same period last fiscal year. The variation between the Company’s effective tax rate and the new U.S. statutory rate of approximately 28% (blend of 35% and 21% tax rates) was primarily due to the impact of the U.S. enacted tax legislation and consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The prior year’s effective income tax rate was negatively impacted by the valuation allowance established for the benefit of losses from the Company’s U.S. entities.

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

II- VI Laser Solutions ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2018	2017		2018	2017
Revenues	$109.8	$83.6	31%	$312.9	$244.4	28%
Operating income	$9.9	$8.3	19%	$22.7	$22.6	-%

The above operating results for the three and nine months ended March 31, 2018 include the Company’s acquisition of II-VI Compound Semiconductor Ltd. which was acquired in August 2017.

Revenues for the three months ended March 31, 2018 for II-VI Laser Solutions increased 31% to $109.8 million, compared to revenues of $83.6 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2018 for II-VI Laser Solutions increased 28% to $312.9 million compared to $244.4 million for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2018 compared to the same periods last fiscal year was the result of increased demand from industrial based customers for carbon dioxide, fiber and direct diode laser optics and components. In addition, the segment has seen growing demand for CVD diamond optics used in the extreme ultraviolet lithography markets as well as vertical cavity surface emitting lasers used in consumer electronics, datacom and other end markets.

Operating income for the three months ended March 31, 2018 for II-VI Laser Solutions increased 19% to $9.9 million, compared to $8.3 million for the same period last fiscal year.  Operating income for the nine months ended March 31, 2018 of $22.7 million was consistent with the prior year of $22.6 million. The increase in operating income for the three months ended March 31, 2018 compared to the same period last fiscal year was the result of incremental margin realized on the increased revenue levels.  Offsetting operating income for the three months was $4.8 million of investments in internal research and development at Compound Semiconductor Ltd. addressing new consumer electronic and other technological markets.

II-VI Photonics ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2018	2017		2018	2017
Revenues	$116.8	$109.1	7%	$337.9	$305.8	10%
Operating income	$16.7	$15.9	5%	$53.1	$45.7	16%

The above operating results for the three and nine months ended March 31, 2018 include the Company’s recent acquisition of IPI which was acquired in June 2017.

Revenues for the three months ended March 31, 2018 for II-VI Photonics increased 7% to $116.8 million, compared to $109.1 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2018 increased 10% to $337.9 million compared to $305.8 million for the same period last fiscal year. Included in revenues for the three and nine months ended March 31, 2018 were $4.9 million and $15.2 million of revenues from the acquisition of IPI.  Exclusive of the acquisition, the increase in revenues was primarily attributable to increased demand of optics and optical assemblies for applications for industrial lasers production.

Operating income for the three months ended March 31, 2018 for II-VI Photonics increased 5% to $16.7 million, compared to $15.9 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2018 increased 16% to $53.1 million compared to $45.7 million for the same periods last fiscal year. The increase in operating income for both the three and nine month periods ended March 31, 2018 was primarily due to incremental margin realized on increased revenues.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2018	2017		2018	2017
Revenues	$68.1	$52.3	30%	$186.9	$148.1	26%
Operating income	$8.2	$4.8	71%	$21.3	$11.5	85%

Revenues for the three months ended March 31, 2018 for II-VI Performance Products increased 30% to $68.1 million compared to $52.3 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2018 increased 26% to $186.9 million compared to $148.1 million for the same period last fiscal year. The increase in revenues for both the three and nine month periods ended March 31, 2018 compared to the same periods last fiscal year was driven by increased demand for SiC products addressing RF electronics and high-power switching and power conversion systems for automotive, communications and military markets.  In addition, the segment has seen an increased demand for products and components for the semiconductor capital equipment and military markets.

Operating income for the three months ended March 31, 2018 for II-VI Performance Products increased 71% to $8.2 million, compared to $4.8 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2018 increased 85% to $21.3 million compared to $11.5 million for the same period last fiscal year. The increase in operating income for both the three and nine month periods ended March 31, 2018 was driven primarily by increased sales volume as well as favorable product mix towards higher margin products.

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

Sources (uses) of Cash (millions):

	Nine Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$113.9	$78.4
Net proceeds on long-term borrowings	168.0	44.0
Proceeds from exercises of stock options	8.8	14.6
Additions to property, plant & equipment	(116.5)	(99.1)
Purchases of businesses	(80.5)	(0.6)
Purchase of equity investment	(51.7)	-
Purchases of treasury shares	(49.9)	-
Debt issuance costs	(10.1)	(1.4)
Payments in satisfaction of employees' minimum tax obligations	(4.0)	(3.4)
Effect of exchange rate changes on cash and cash equivalents and other items	13.4	(3.4)

Net cash provided by operating activities:

Net cash provided by operating activities was $113.9 million for the nine months ended March 31, 2018, compared to net cash provided by operating activities of $78.4 million for the same period last fiscal year. The increase in cash flow from operations during the current fiscal year is the result of improved working capital management relating to accounts receivable collections and payable management. In addition, the Company had increased non-cash adjustments for depreciation, amortization and share-based compensation expense in the current fiscal year.

Net cash used in investing activities:

Net cash used in investing activities was $248.2 million for the nine months ended March 31, 2018, compared to net cash used of $98.0 million for the same period last fiscal year. The net cash used in investing activities during the nine months ended March 31, 2018 included $116.5 million of cash paid for investments in capital expenditures, $80.5 million of cash paid for the acquisition of II-VI Compound Semiconductor Ltd. and $51.7 million for a 93.8% equity investment in a U.S. based technology company. The net cash used for the nine months ended March 31, 2017 primarily related to additions to property, plant & equipment.

Net cash provided by financing activities:

Net cash provided by financing activities was $112.9 million for the nine months ended March 31, 2018, compared to net cash provided by financing activities of $53.8 million for the same period last fiscal year. During the current fiscal year, the Company completed its offering and sale of $345 million aggregate principal amount of convertible notes.  In addition, the Company borrowed $100 million on its revolving credit facility to fund its investments in capital expenditures and its investments in technology platforms. The net proceeds from the convertible debt offering as well as cash generated from operations was used to repay $262 million on the revolver, $15 million on the term loan, and $10.1 million of debt issuance costs and to repurchase $49.9 million of Common Stock. The Company also realized $8.8 million of proceeds from the exercise of stock options offset by $4.0 million on payments in satisfaction of employees’ minimum tax obligations. Net cash provided by financing activities during the nine months ended March 31, 2017 includes net proceeds on borrowing of $44.0 million and $14.6 million of cash received from exercise of stock options offset by $4.8 of payments in satisfaction of employees minimum tax obligations and debt issuance costs.

0.25% Convertible Senior Notes

On August 24, 2017, the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), to issue and sell $300 million aggregate principal amount of our 0.25% convertible senior notes due 2022 (the "Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the Initial Purchasers a 30-day option to purchase up to an additional $45 million aggregate principal amount of the Notes (the “Over-Allotment Option”).

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

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure secured debt will be available to pay obligations on the Notes only after all indebtedness under such secured debt has been repaid in full from such assets. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at the Company’s election.

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

Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only upon satisfaction of at least one of the conditions as follows:

a)

During any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

b)

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; or

c)	Upon the occurrence of specified corporate events.

On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of March 31, 2018, the Notes are not yet convertible. The Notes will become convertible upon the satisfaction of at least one of the above conditions. In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount of offering costs incurred to the debt and equity components based on their relative values. Offering costs attributable to the debt component, totaling $8.4 million, are being amortized as non-cash interest expense over the term of the Notes, and offering costs attributable to the equity component, totaling $1.7 million, were recorded within Shareholders' equity.

The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
0.25% contractual coupon	$216	$513
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,974	7,017
Interest expense	$3,190	$7,530

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.7 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At March 31, 2018 and June 30, 2017, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $236.4 million and $73.5 million under its lines of credit as of March 31, 2018 and June 30, 2017, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million and $1.2 million as of March 31, 2018 and June 30, 2017, respectively.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.4% and 2.3% for the three months ended March 31, 2018 and 2017, respectively.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the six months ended March 31, 2018. Through March 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2018	2017

Cash and cash equivalents	$263.2	$271.9
Available borrowing capacity	236.4	73.5
Total debt obligation	511.7	343.5

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of scheduled long-term borrowings and capital lease obligations, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2018 and June 30, 2017, the Company held approximately $215 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States. The recently enacted “Tax Cuts and Jobs Act” created significant changes to the taxation of undistributed foreign earnings and could change our future intentions regarding repatriation of earnings. The Company is currently evaluating the full impact of the new tax laws and will update future cash repatriation intentions as the Company further understands the new law.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2018.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$511,659	$20,000	$46,659	$100,000	$345,000
Interest payments(1)	31,183	7,501	12,991	5,443	5,248
Capital lease obligations	23,694	1,120	2,463	2,792	17,319
Operating lease obligations(2)	126,397	18,727	32,597	20,925	54,148
Purchase obligations(3) (4) (5)	122,842	115,440	7,402	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$815,775	$162,788	$102,112	$129,160	$421,715

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at March 31, 2018 relating to the Amended Credit Facility, the 0.25% convertible notes and interest relating to the Company’s capital lease obligation.

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

(4)	Includes cash earnout opportunities based upon II-VI EpiWorks and IPI for the achievement of certain agreed upon financial and operational targets.
(5)	Includes the intention to acquire CoAdna, Inc during the first quarter of fiscal year 2019 in a cash transaction valued at approximately $85.0 million, net of any cash acquired.

The Company’s gross unrecognized income tax benefit at March 31, 2018 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2018 to be $0.9 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

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

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $9.1 million and $12.7 million at March 31, 2018 and June 30, 2017, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $5.8 million to an increase of $7.1 million for the nine months ended March 31, 2018.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company has recorded $4.1 million of unrealized foreign currency gain in the Condensed Consolidated Statement of Earnings related to these contracts for the nine months ended March 31, 2018.

Euro

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Euro. The Company has recorded $0.8 million of unrealized foreign currency gains in the Condensed Consolidated Statement of Earnings related to these contracts for the nine months ended March 31, 2018.

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $0.6 million to an increase of $0.7 million for the nine months ended March 31, 2018.

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

Interest Rate Risks

As of March 31, 2018, the Company’s total outstanding borrowings of $511.7 million consisted of $162.8 million of variable rate debt borrowings from a line of credit of $2.8 million denominated in Japanese Yen, borrowings under a term loan of $70.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $90.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.4 and $1.5 million for the three and nine months ended March 31, 2018.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017 and Part II, “Item1A. Risk Factors” in our Quarterly report on Form 10-Q for the quarter ended December 31, 2017, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

Changes in U.S. trade policies could impact the Company’s international operations and the cost of imported goods into the United States, which may materially impact our revenues or increase our operating costs.

On March 23, 2018, President Trump announced new steel and aluminum new tariffs, and on April 15, 2018, the U.S. Department of Commerce issued a denial order against two companies in the telecommunications market. Other international trade actions and initiatives also have been announced by the U.S., and other countries in which we do business. Further changes in U.S. trade policy, or additional sanctions, could result in retaliatory actions by other countries that could materially and negatively impact the volume of economic activity in the U.S. This, in turn, may decrease our access to customers and markets, reduce our revenues, and increase our operating costs. If those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended March 31, 2018:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
January 1, 2018 to January 31, 2018	-		$-	-	$30,906,904
February 1, 2018 to February 28, 2018	1,097	(1)	$38.56	-	$30,906,904
March 1, 2018 to March 31, 2018	2,998	(2)	$38.25	-	$30,906,904
Total	4,095		$38.33	-

(1)	Includes 1,097 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.
(2)	Includes 2,998 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: May 9, 2018	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer