Form 10-Q
period 2018-09-30
II-VI INC
filed 2018-11-08
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 2, 2018, 63,582,797 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$271,343	$247,038
Accounts receivable - less allowance for doubtful accounts of $1,269 at September 30, 2018 and $837 at June 30, 2018	229,134	215,032
Inventories	265,101	248,268
Prepaid and refundable income taxes	7,700	7,845
Prepaid and other current assets	44,081	43,654
Total Current Assets	817,359	761,837
Property, plant & equipment, net	541,519	524,890
Goodwill	298,308	270,678
Other intangible assets, net	137,270	125,069
Investments	75,289	69,215
Deferred income taxes	2,064	2,046
Other assets	8,834	7,926
Total Assets	$1,880,643	$1,761,661

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	97,417	89,774
Accrued compensation and benefits	47,929	66,322
Accrued income taxes payable	18,780	17,392
Other accrued liabilities	41,174	42,979
Total Current Liabilities	225,300	236,467
Long-term debt	517,144	419,013
Deferred income taxes	29,205	27,241
Other liabilities	65,406	54,629
Total Liabilities	837,055	737,350
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 76,074,972 shares at September 30, 2018; 75,692,683 shares at June 30, 2018	360,276	351,761
Accumulated other comprehensive income (loss)	(14,379)	(3,780)
Retained earnings	862,213	836,064
	1,208,110	1,184,045
Treasury stock, at cost - 12,496,873 shares at September 30, 2018 and 12,395,791 shares at June 30, 2018	(164,522)	(159,734)
Total Shareholders' Equity	1,043,588	1,024,311
Total Liabilities and Shareholders' Equity	$1,880,643	$1,761,661

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2018	2017
Revenues	$314,433	$261,503

Costs, Expenses and Other Expense (Income)
Cost of goods sold	190,526	155,528
Internal research and development	33,171	25,574
Selling, general and administrative	53,523	50,624
Interest expense	5,584	3,645
Other expense (income), net	(713)	(767)
Total Costs, Expenses and Other Expense (Income)	282,091	234,604

Earnings Before Income Taxes	32,342	26,899

Income Taxes	6,193	5,758

Net Earnings	$26,149	$21,141

Basic Earnings Per Share	$0.41	$0.34

Diluted Earnings Per Share	$0.40	$0.32

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended
	September 30,
	2018	2017

Net earnings	$26,149	$21,141
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,651)	11,097
Pension adjustment, net of taxes of $15 and $23 for the three months ended, respectively	52	82
Comprehensive income	$15,550	$32,320

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net earnings	$26,149	$21,141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,472	15,219
Amortization	3,698	3,597
Share-based compensation expense	3,255	4,250
Loss (gain) on foreign currency remeasurements and transactions	1,412	(496)
Earnings from equity investment	(1,594)	(270)
Deferred income taxes	(1,598)	(2,995)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(10,479)	2,716
Inventories	(13,637)	(13,891)
Accounts payable	5,135	2,542
Income taxes	(3,404)	235
Accrued compensation and benefits	(17,981)	(16,434)
Other operating net assets	9,577	(3,231)
Net cash provided by operating activities	19,005	12,383
Cash Flows from Investing Activities
Additions to property, plant & equipment	(35,902)	(37,426)
Purchases of businesses, net of cash acquired	(45,229)	(79,465)
Purchase of equity investment	(4,480)	-
Other investing activities	36	136
Net cash used in investing activities	(85,575)	(116,755)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior notes due 2022	-	345,000
Proceeds from borrowings under Credit Facility	120,000	40,000
Payments on borrowings under Credit Facility	(25,000)	(257,000)
Payment on earnout consideration	(2,500)	-
Purchases of treasury stock	-	(49,875)
Proceeds from exercises of stock options	5,042	3,706
Payments in satisfaction of employees' minimum tax obligations	(4,570)	(3,608)
Debt issuance costs	-	(10,061)
Net provided by financing activities	92,972	68,162
Effect of exchange rate changes on cash and cash equivalents	(2,097)	5,607
Net increase (decrease) in cash and cash equivalents	24,305	(30,603)
Cash and Cash Equivalents at Beginning of Period	247,038	271,888
Cash and Cash Equivalents at End of Period	$271,343	$241,285
Cash paid for interest	$2,417	$2,196
Cash paid for income taxes	$5,420	$6,167

Non cash transactions:
Additions to property, plant & equipment included in accounts payable	$11,329	$3,925

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total

Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	382	8,515	-	-	(101)	(4,788)	3,727
Net earnings	-	-	-	26,149	-	-	26,149
Foreign currency translation adjustments	-	-	(10,651)	-	-	-	(10,651)
Pension adjustment, net of taxes of $15	-	-	52	-	-	-	52
Balance - September 30, 2018	76,075	$360,276	$(14,379)	$862,213	(12,497)	$(164,522)	$1,043,588

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The consolidated results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2018 Condensed Consolidated Balance Sheet information was derived from the Company’s audited financial statements.

Effective July 1, 2018, the Company realigned the composition of its operating segments. The Company moved Laser Systems Group from II-VI Laser Solutions to II-VI Photonics and moved Integrated Photonics, Inc. (“IPI”) from II-VI Photonics to II-VI Performance Products.  All applicable segment information has been restated to reflect this change.

Note 2.	Recently Issued Financial Accounting Standards

Revenue Recognition Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on July 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. The Company does not expect the standard to have a significant effect on its results of operations, liquidity or financial position in fiscal year 2019. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of fiscal year 2019. For the disclosures required by this ASU, see Note 4. Revenue from Contracts with Customers.

Other Adopted Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

Pronouncements Currently Under Evaluation

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for the Company’s 2022 fiscal year. Early adoption is permitted. The Company is evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard will become effective for the Company’s fiscal year 2020, which begins on July 1, 2019. In July 2018, the FASB issued targeted improvements to this ASU in ASU 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has elected to utilize the optional transition method. We have reviewed the requirements of this standard and have formulated a plan for implementation. We are currently working on accumulating a complete population of leases from all of our locations and have selected a software repository to track all of our lease agreements and to assist in the reporting and disclosure requirements required by the standard. We will continue to assess and disclose the impact that this new guidance will have on our consolidated financial statements, disclosures and related controls, when known.

Note 3.	Acquisition

CoAdna, Inc.

In September 2018, the Company acquired CoAdna, Holdings, Inc. (TWSE:4984)  (“CoAdna”), a publicly traded company on the Taiwan Stock Exchange and headquartered in Sunnyvale, CA, in a cash transaction valued at approximately $85.0 million, net of cash acquired of approximately $42.2 million at closing.

CoAdna is a global leader in wavelength selective switches (WSS) based on its patented liquid crystal platform. CoAdna operates within the Company’s II-VI Photonics operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition, as the Company intends to finalize its accounting for the acquisition of CoAdna within one year from the date of acquisition ($000):

Assets
Accounts receivable	$5,684
Inventories	6,189
Prepaid and other assets	2,866
Property, plant & equipment	3,181
Intangible assets	16,072
Goodwill	24,844
Total assets acquired	$58,836

Liabilities
Accounts payable	$4,006
Other accrued liabilities	2,717
Accrued income taxes	5,791
Deferred tax liabilities	3,506
Total liabilities assumed	16,020
Net assets acquired	$42,816

The goodwill of $24.8 million is included in the II-VI Photonics segment and is attributed to the expected synergies and the assembled workforce of CoAdna. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $5.7 million and the gross contractual amount being $5.7 million. The Company expensed transaction costs of $1.9 million for the three months ended September 30, 2018.

The amount of revenues of CoAdna included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended September 30, 2018 was $3.0 million. The amount of net earnings of CoAdna included in the Company’s Consolidated Statement of Earnings for the three months ended September 30, 2018 was immaterial.

Note 4.	Revenue from Contracts with Customers

As discussed in Note 2, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on July 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change the Company's amount and timing of recognition of revenues. The Company applied the ASU only to contracts that were not completed as of July 1, 2018. The Company has elected to exclude all taxes from the measurement of the transaction price.

Revenue under ASC 606 is recognized when or as obligations under the terms of a contract with the Company’s customer have been satisfied and control has transferred to the customer.

For contracts held with commercial customers, the majority of the Company’s performance obligations, ownership of the goods and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product (“Direct Ship Parts”) to the customer or receipt of the product by the customer and without significant judgments. The majority of contracts typically require payment within 30 to 60 days upon transfer of ownership to the customer.

Contracts with the United States (“U.S.”) government through its prime contractors are typically for products or services with no alternative future use to the Company with an enforceable right to payment for performance completed to date, whereas commercial contracts typically have alternative use. Customized products with no alternative future use to the Company with an enforceable right to payment for performance completed to date are recorded over time utilizing the output method of units delivered. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time due to short cycle time and immaterial work-in-process balances. The majority of contracts typically require payment within 30 to 60 days upon transfer of ownership to the customer.

Service revenue includes repairs, non-recurring engineering, tolling arrangements and installation. Repairs, tolling and installation activities are usually completed in a short period of time (normally less than one month) and therefore, recorded at a point in time when the services are completed. Non-recurring engineering arrangements are typically recognized over time under the time and material practical expedient as the entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The majority of contracts typically require payment within 60 days.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $229.1 million as accounts receivable, net of allowance for doubtful accounts within the Condensed Consolidated Balance Sheet.

Costs to Obtain and Fulfill a Contract

Under ASC 606, the Company expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administration expenses. The Company has elected to recognize the costs for freight and shipping when control over products has transferred to the customer as an expense in cost of sales.

The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

The Company offers an assurance-type limited  warranty that products will be free from defects in materials and workmanship. The warranty is typically one year or the industry standard in length and is limited to either (1) the replacement or repair of the product or (2) a credit against future purchases. The products are not sold with a right of return.

Disaggregation of Revenue

The following tables summarize disaggregated revenue by revenue market, and product ($000):

	Three Months Ended September 30, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Total
Commercial
Direct Ship Parts	$102,870	$133,365	$41,997	$278,232
Services	890	1,791	3,105	5,786

U.S. Government
Direct Ship Parts	$2,415	$-	$24,765	$27,180
Services	-	-	3,235	3,235

Total Revenues	$106,175	$135,156	$73,102	$314,433

Note 5.	Other Investments

Equity Investment in Privately-Held Company

In November 2017, the Company acquired a 93.8% equity investment in a privately-held company for $51.5 million. In addition, the Company paid $0.2 million for a working capital adjustment to that purchase price. The Company’s pro-rata share of earnings from this investment for the three months ended September 30, 2018 was $1.1 million and was recorded in other expense (income), net in the Consolidated Statement of Earnings.

This investment is accounted for under the equity method of accounting (“Equity Investment”). The following table summarizes the Company's equity in this nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	September 30, 2018	September 30, 2018 ($000)
USA	Equity Investment	93.8%	$57,436

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

As of September 30, 2018 and June 30, 2018, the Company’s maximum financial statement exposure related to the Equity Investment was approximately $57.4 million and $56.3 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheet as of September 30, 2018.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests at any time on or after the third anniversary of the investment, or earlier upon certain events. The purchase price is equal to the greater of: (a) (i) the product of the aggregate trailing 12-month revenues of the equity investment preceding the date of purchase, multiplied by (ii) a factor of 2.9 multiplied by (iii) a factor of 0.723, multiplied by (iv) the percentage interest owned by each minority equity holder and (b) $966,666. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in Other long-term liabilities in the Condensed Consolidated Balance Sheet in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option is adjusted as necessary on a quarterly basis, with any changes in the fair value recorded through earnings. The change in fair value of the net purchase option from the investment date to September 30, 2018 was not material.

Guangdong Fuxin Electronic Technology Equity Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology, based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at September 30, 2018 and June 30, 2018 was $13.4 million and $12.9 million, respectively. During the three months ended September 30, 2018 and 2017, the Company’s pro-rata share of earnings from this investment was $0.5 million and $0.3 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Other Equity Investment

During the quarter ended September 30, 2018, the Company acquired a 10% equity investment in a privately-held company for $4.5 million.  The Company has determined that the equity interest does not give it the ability to exercise significant influence or joint control, therefore, the Company will not account for this investment under the equity method of accounting.  Under ASU 2016-01, Financial Instruments, the Company has elected the measurement alternative as the investment does not have a readily determinable fair value.  Under the alternative, the Company will measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the issuer for which there were none during the quarter ended September 30, 2018.

Note 6.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2018	2018
Raw materials	$100,755	$97,502
Work in progress	86,810	83,002
Finished goods	77,536	67,764
	$265,101	$248,268

Note 7.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2018	2018
Land and land improvements	$9,050	$9,072
Buildings and improvements	218,477	216,507
Machinery and equipment	658,702	633,934
Construction in progress	92,575	88,350
	978,804	947,863
Less accumulated depreciation	(437,285)	(422,973)
	$541,519	$524,890

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2018
	II-VI Laser	II-VI	II- VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$103,390	$114,398	$52,890	$270,678
Goodwill acquired	-	24,844	4,001	28,845
Segment Realignment (Note 1)	(4,653)	(4,728)	9,381	-
Foreign currency translation	(35)	(1,180)	-	(1,215)
Balance-end of period	$98,702	$133,334	$66,272	$298,308

The Company used the relative fair value method to reallocate goodwill to the associated reporting units in connection with the realignment of its composition of operating segments as described in Note 1.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2018 and June 30, 2018 were as follows ($000):

	September 30, 2018			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$76,245	$(34,084)	$42,161	$66,812	$(32,979)	$33,833
Trademarks	15,757	(1,503)	14,254	15,882	(1,471)	14,411
Customer Lists	133,594	(52,744)	80,850	127,603	(50,792)	76,811
Other	1,573	(1,568)	5	1,573	(1,559)	14
Total	$227,169	$(89,899)	$137,270	$211,870	$(86,801)	$125,069

As a result of the July 1, 2018 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units. The Company performed a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. The Company did not record any impairment of goodwill or long-lived assets during the three months ended September 30, 2018, as the quantitative assessment did not indicate deterioration in the fair value of its reporting units.

In conjunction with the acquisition of CoAdna, the Company recorded $9.8 million attributed to the value of technology and patents and $6.3 million of customer lists. The intangibles were recorded based on the Company’s preliminary purchase price allocation utilizing either a discounted cash flow or relief from royalty method to derive the fair value. The valuation is expected to be finalized within one year from the date of acquisition.

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 86 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 136 months. The gross carrying amount of trademarks includes $14.0 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s foreign subsidiaries.

At September 30, 2018, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Year Ending June 30,
Remaining 2019	$12,200
2020	16,000
2021	14,700
2022	12,900
2023	12,500

Note 9.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2018	2018
0.25% convertible senior notes	$345,000	$345,000
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(53,300)	(56,409)
Term loan, interest at LIBOR, as defined, plus 1.75%	60,000	65,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	180,000	80,000
Credit facility unamortized debt issuance costs	(1,035)	(1,126)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,645	2,714
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	537,144	439,013
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$517,144	$419,013

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

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method.

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $346.8 million as of September 30, 2018 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of September 30, 2018, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following table sets forth total interest expense recognized related to the Notes for the three months ended September 30, 2018 and 2017:

	Three Months Ended
September 30,	2018	2017
0.25% contractual coupon	$220	78
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,110	1,107
Interest expense	$3,330	1,185

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $46.6 million as of September 30, 2018 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At September 30, 2018 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement if not terminated early by either party is payable in full in January 2020.

Aggregate Availability

The Company had aggregate availability of $146.3 million and $246.4 million under its lines of credit as of September 30, 2018 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million as of September 30, 2018 and June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.5% and 1.8% for the three months ended September 30, 2018 and 2017, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from September 30, 2018 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$-	$-	$20,000
Year 2	20,000	2,645	-	3,834	-	26,479
Year 3	20,000	-	180,000	-	-	200,000
Year 4	-	-	-	-	345,000	345,000
Total	$60,000	$2,645	$180,000	$3,834	$345,000	$591,479

Note 10.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2018 and 2017 was 19.1% and 21.4%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The current year’s effective income tax rate benefited from the reversal of certain U.S. valuation allowances as the result of  the acquisition of CoAdna and the recognition of deferred tax liabilities relating to CoAdna’s purchase price allocation.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2018 and June 30, 2018, the Company’s gross unrecognized income tax benefit was $13.8 million and $9.9 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $5.7 million of the gross unrecognized tax benefits at September 30, 2018 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.7 million and $0.6 million, at September 30, 2018 and June 30, 2018, respectively. Fiscal years 2015 to 2018 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2014 to 2018 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2018 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for the U.S. Federal income tax return for the year ended June 30, 2016; certain subsidiary companies in the Philippines for the year ended June 30, 2017; Germany for the years ended June 2012 through June 2015; and New Jersey for the years ended 2014 through June 30, 2017. The Company believes its income tax reserves for these tax matters are adequate.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes changes to the U.S. statutory federal tax rate and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things.  The Company continues to account for the transition from a worldwide to a territorial tax system impact as an estimated amount, pending further information and analysis, which includes analysis of foreign earnings and profits and interpretive U.S. Internal Revenue Service guidance. At this time, the Company has not made any material adjustments to the provisional impact recorded in its June 30, 2018 financial statements related to the Tax Act, and the Company continues to expect to finalize the provisional amount during the quarter ended December 31, 2018.

Furthermore, the Tax Act includes certain changes such as introducing a new category of income, referred to as global intangible low tax income, related to earnings taxed at a low rate of foreign entities without a significant fixed asset base, and imposes additional limitations on the deductibility of interest and officer compensation. These changes are included in the Company’s 2019 fiscal year income tax expense.

Note 11.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the If-Converted method was anti-dilutive for the three months ended September 30, 2018 and was excluded from the calculation of earnings per share. ($000 except per share data):

	Three Months Ended
	September 30,
	2018	2017

Net earnings	$26,149	$21,141
Divided by:
Weighted average shares	63,420	62,744

Basic earnings per common share	$0.41	$0.34

Net earnings	$26,149	$21,141
Divided by:
Weighted average shares	63,420	62,744
Dilutive effect of common stock equivalents	2,738	2,539
Diluted weighted average common shares	66,158	65,283

Diluted earnings per common share	$0.40	$0.32

The following table presents potential shares of Common Stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive ($000):

	Three Months Ended
	September 30,
	2018	2017
Stock options and restricted shares	111	87
0.25% convertible senior notes due 2022	7,331	-
Total anti-dilutive shares	7,442	87

Note 12.	Segment Reporting

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

As discussed in Note 1, the Company realigned the composition of its operating segments. The Company moved Laser Systems Group from II-VI Laser Solutions to II-VI Photonics and moved IPI from II-VI Photonics to II-VI Performance Products.  All applicable segment information has been restated to reflect this change.

In September 30, 2018, the Company completed its acquisition of CoAdna. See Note 3. Acquisitions and Investments.  The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of acquisition.

The accounting policies are consistent across each of the segments. The Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Inter-segment sales and transfers are eliminated.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$106,175	$135,156	$73,102	$-	$314,433
Inter-segment revenues	13,553	2,896	5,662	(22,111)	-
Operating income	12,310	15,912	8,991	-	37,213
Interest expense					(5,584)
Other income (expense), net					713
Income taxes					(6,193)
Net earnings					26,149
Depreciation and amortization	10,847	6,199	5,124	-	22,170
Segment assets	751,801	671,992	456,850	-	1,880,643
Expenditures for property, plant & equipment	11,593	12,051	11,274	-	34,918
Investments	-	13,373	61,916	-	75,289

	Three Months Ended September 30, 2017
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Eliminations	Total
Revenues	$87,936	$115,940	$57,627	$-	$261,503
Inter-segment revenues	7,180	2,863	827	(10,870)	-
Operating income	2,655	20,108	7,014	-	29,777
Interest expense					(3,645)
Other income (expense), net					767
Income taxes					(5,758)
Net earnings					21,141
Depreciation and amortization	8,224	5,507	5,085	-	18,816
Expenditures for property, plant & equipment	12,761	9,782	14,883	-	37,426

Note 13.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2018	2017
Stock Options and Cash-Based Stock Appreciation Rights	$2,328	$2,463
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	2,792	2,563
Performance Share Awards and Cash-Based Performance Share Unit Awards	217	1,286
	$5,337	$6,312

Note 14.	Fair Value of Financial Instruments

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

At September 30, 2018, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

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

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to September 30, 2018; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 9. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at September 30, 2018 ($000):

	Fair Value	Carrying Value
Convertible notes	$406,203	$291,700

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at September 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$387	$-	$387	$-
Liabilities:
Net put option	2,024	$-	$-	2,024
Contingent earnout arrangements	4,997	$-	$-	4,997

	Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$121	$-	$121	$-
Liabilities:
Contingent earnout arrangements	$5,405	$-	$-	$5,405
Net put option	$2,024	$-	$-	$2,024

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended September 30, 2018.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the Company’s acquisitions and the net put option relating to the equity investment acquired in November 2017. ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2018	7,429

Contingent earnout arrangements
Payments	(2,500)
Changes in fair value recorded in other expense, (income)	(505)
Other earnout arrangement	2,597

Balance at September 30, 2018	7,021

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

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended
	September 30,
	2018	2017
Service cost	$938	$952
Interest cost	137	107
Expected return on plan assets	(246)	(215)
Net amortization	67	105
Net periodic pension costs	$896	$949

The Company contributed $0.8 million and $0.9 million to the Swiss Plan during the three months ended September 30, 2018 and 2017, respectively. The Company currently anticipates contributing an additional estimated amount of approximately $2.5 million to the Swiss Plan during the remainder of fiscal year 2019.

Note 16.	Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase share pursuant to this Program during the quarter ended September 30, 2018. Through September 30, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the three months ended September 30, 2018 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (loss)
AOCI - June 30, 2018	$(1,308)	$(2,472)	$(3,780)
Other comprehensive income before reclassifications	(10,651)	-	(10,651)
Amounts reclassified from AOCI	-	52	52
Net current-period other comprehensive income	(10,651)	52	(10,599)
AOCI - September 30, 2018	$(11,959)	$(2,420)	$(14,379)

Note 18.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2019 (remaining)	$1,726
2020	2,355
2021	2,419
2022	2,486
2023	2,554
Thereafter	24,740

Total minimum lease payments	36,280
Less amount representing interest	11,341

Present value of capitalized payments	$24,939

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018 and June 30, 2018. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018, with associated depreciation being recorded over the 15-year life of the lease. During the three months ended September 30, 2018, the Company recorded $0.4 million of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; changes in local market laws and practices and risks related to the recent U.S. tax legislation and the Company’s continuing analysis of its impact on the Company and the adoption and expansion of trade restrictions or the occurrence of trade wars. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition as set forth in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 28, 2018.

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

In September 2018, the Company completed its acquisition of CoAdna Holdings, Inc. (“CoAdna”). See Note 3. Acquisitions. The operating results of this acquisition have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of acquisition.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606), on July 1, 2018 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of September 30, 2018.

New Accounting Standards

See Note 2. Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2018 and 2017:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017

		% of		% of
		Revenues		Revenues
Total Revenues	$314.4	100.0%	$261.5	100.0%
Cost of goods sold	190.5	60.6	155.5	59.5
Gross margin	123.9	39.4	106.0	40.5
Operating expenses:
Internal research and development	33.2	10.6	25.6	9.8
Selling, general and administrative	53.5	17.0	50.6	19.3
Interest and other, net	4.9	1.6	2.9	1.1
Earnings before income tax	32.3	10.3	26.9	10.3
Income taxes	6.2	2.0	5.8	2.2
Net Earnings	$26.1	8.3%	$21.1	8.1%

Diluted earnings per share:	$0.40		$0.32

Executive Summary

Net earnings for the three months ended September 30, 2018 were $26.1 million ($0.40 per share diluted), compared to $21.1 million ($0.32 per share diluted) for the same period last fiscal year. The increase in net earnings during the current three months ended September 30, 2018 compared to the same period last fiscal year was primarily driven by incremental margin realized on the $52.9 million revenue increase as a result of increased product demands across the majority of the Company’s business units.  In addition, the Company benefitted from a lower effective income tax rate due to the mix of worldwide income to lower tax jurisdictions.  The increase in net earnings was somewhat offset by increased investment in internal research and development addressing new product development as well as higher interest expense during the current three months due to higher debt levels of the Company.

Consolidated

Revenues. Revenues for the three months ended September 30, 2018 increased 20% to $314.4 million, compared to $261.5 million for the same period last fiscal year. The increase in revenues during the current quarter compared to the same period last fiscal year was driven by increased demand from the Company’s optical communication customers in the United States (“U.S.”) and China for products used in the China broadband expansion, datacenter and U.S. metro communication upgrade cycles. In addition, the Company experienced increased revenues from its vertical cavity surface emitting lasers (“VCSEL”) product line due primarily to the growing consumer electronics and datacom end markets as well as the growing demand for silicon carbide (“SiC”) addressing RF electronics and high-power switching and power conversion systems and optical components and assemblies used in military related applications.

Gross margin. Gross margin for the three months ended September 30, 2018 was $123.9 million, or 39.4% of total revenues, compared to $106.0 million, or 40.5% of total revenues, for the same period last fiscal year. The increase in gross margin dollars for the three months ended September 30, 2018, compared to the same periods last fiscal year was due to the 20% revenue increase. Gross margin as a percentage of revenues decreased 110 basis points primarily driven by pricing pressure from customers in China as well as product mix towards lower margin products.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2018 were $33.2 million, or 10.6% of revenues, compared to $25.6 million, or 9.8% of revenues, for the same period last fiscal year. The increase in IR&D during the current quarter compared to the same period last fiscal year was due the Company’s continued investments in the development of new technology and product introductions to address growing demand from consumer electronics and optical communications markets.  The Company expects IR&D to approximate 10% to 11% of revenues during the remainder of fiscal year 2019 to address these growing market opportunities.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2018 were $53.5 million, or 17.0% of revenues, compared to $50.6 million, or 19.3% of revenues, for the same period last fiscal year. The increase in SG&A in absolute dollars was the result of higher revenue base requiring more SG&A support and included approximately $1.9 million of transaction expenses relating to its acquisition of CoAdna. The Company has improved in SG&A leverage during the current quarter due to ongoing cost control initiatives.

Interest and other, net. Interest and other, net for the three months ended September 30, 2018 was expense of $4.9 million, compared to expense of $2.9 million for the same period last fiscal year.  Included in interest and other, net were interest expense on borrowings, foreign currency gains and losses, equity earnings from its unconsolidated investments and interest income on excess cash reserves.  Interest expense increased $1.9 million during the current fiscal quarter due to the higher levels of outstanding debt which increased approximately $132 million from the balance at September 30, 2017.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2018 was 19.1%, compared to an effective tax rate of 21.4% for the same period last fiscal year. The variation between the Company’s effective tax rate and the new U.S. statutory rate of 21% was due to the impact of the U.S. enacted tax legislation and consolidation of the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The current year’s effective income tax rate benefited from the reversal of certain U.S. valuation allowances as the result of the acquisition of CoAdna and the recognition of deferred tax liabilities relating to CoAdna’s purchase price allocation.

Segment Reporting

Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 12. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference.

Effective July 1, 2018, the Company realigned its composition of its operating segments. The Company moved Laser Systems Group, from II-VI Laser Solutions to II-VI Photonics and moved Integrated Photonics, Inc. (“IPI”) from II-VI Photonics to II-VI Performance Products.  All applicable segment information has been restated to reflect this change.

II- VI Laser Solutions ($ in millions)

	Three Months Ended		%
	September 30,		Increase
	2018	2017
Revenues	$106.2	$87.9	21%
Operating income	$12.3	$2.7	356%

Revenues for the three months ended September 30, 2018 for II-VI Laser Solutions increased 21% to $106.2 million, compared to revenues of $87.9 million for the same period last fiscal year. The increase in revenues for the three month period ended September 30, 2018 compared to the same period last fiscal year was due to increased revenues for its VCSEL product line address the growing consumer electronics and datacom end markets.  In addition, the segment has also seen an increase in demand from customers in the industrial markets for the segment’s CO2 and direct diode laser components.

Operating income for the three months ended September 30, 2018 for II-VI Laser Solutions increased to $12.3 million, compared to $2.7 million for the same period last fiscal year. The improvement in operating income during the current three months compared to the same period last fiscal year was a combination of incremental margin realized on the over 21% revenue increase and the improved operational performance and the commercialization of the VCSEL product line.  Operating income for the three months ended September 30, 2017 included approximately $1.0 million of transaction fees associated with the acquisition of II-VI Compound Semiconductor acquired in August 2017.

II-VI Photonics ($ in millions)

			%
	Three Months Ended		Increase
	September 30,		(Decrease)
	2018	2017
Revenues	$135.1	$116.0	16%
Operating income	$15.9	$20.1	(21%)

The above operating results for the three months ended September 30, 2018 include the Company’s recent acquisition of CoAdna which was acquired in September 2018.

Revenues for the three months ended September 30, 2018 for II-VI Photonics increased 16% to $135.1 million, compared to $116.0 million for the same period last fiscal year. The increase in revenues for the three month period ended September 30, 2018 is the result of increased demand from customers in the datacenter communications market as well as increased demand in China from the broadband initiative as China continues to expand its geographical broadband networks.

Operating income for the three months ended September 30, 2018 for II-VI Photonics decreased 21% to $15.9 million, compared to $20.1 million for the same period last fiscal year. Included in the operating income for the current three months ended September 30, 2018 is approximately $1.9 million of one-time transaction related expenses for the acquisition of CoAdna.  The segment has also experienced price erosion from its customers particularly in China where there are significant competition in the optical communication market as well as a shift in the product mix towards lower margin products.

II-VI Performance Products ($ in millions)

	Three Months Ended		%
	September 30,		Increase
	2018	2017
Revenues	$73.1	$57.6	27%
Operating income	$9.0	$7.0	29%

Revenues for the three months ended September 30, 2018 for II-VI Performance Products increased 27% to $73.1 million compared to $57.6 million for the same period last fiscal year. The increase in revenues for the three month period ended September 30, 2018 compared to the same period last fiscal year was driven by increased demand for silicone carbide substrates addressing RF electronics and high-power switching and power conversion systems for automotive and communications applications.  In addition, the segment’s military business has seen an increase in demand for its infrared components and sub-systems from increased U.S. Government budget spending.

Operating income for the three months ended September 30, 2018 for II-VI Performance Products increased 29% to $9.0 million, compared to $7.0 million for the same period last fiscal year. The increase in operating income for the three month period ended September 30, 2018 compared to the same period last fiscal year was driven primarily by incremental margin on the increased sales volume as well as favorable product mix towards higher margin products.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and long-term borrowing. Other sources of cash include proceeds received from the exercises of stock options and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

	Three Months Ended
	September 30,
	2018	2017

Net cash provided by operating activities	$19.0	$12.4
Additions to property, plant & equipment	(35.9)	(37.4)
Purchases of businesses, net of cash acquired	(45.2)	(79.5)
Purchase of equity investment	(4.5)	-
Net proceeds on long-term borrowings	95.0	128.0
Payment on earnout consideration	(2.5)	-
Purchases of treasury shares	-	(49.9)
Proceeds from exercises of stock options	5.0	3.7
Payments in satisfaction of employees' minimum tax obligations	(4.6)	(3.6)
Debt issuance costs	-	(10.1)
Effect of exchange rate changes on cash and cash equivalents and other	(2.0)	5.8

Net cash provided by operating activities:

Net cash provided by operating activities was $19 million for the three months ended September 30, 2018, compared to net cash provided by operating activities of $12.4 million for the same period last fiscal year. The increase in cash provided by operations during the current quarter was primarily driven by increased net earnings and increased levels of non-cash items such as depreciation, amortization and share-based compensation expense.

Net cash used in investing activities:

Net cash used in investing activities was $85.6 million for the three months ended September 30, 2018, compared to net cash used of $116.8 million for the same period last fiscal year. Net cash used in investing activities during the current three months ended September 30, 2018 included $45.2 million for acquisitions of businesses, $35.9 million of cash paid for property used to build capacity to meet the growing demand for the Company’s product portfolio, plant & equipment and $4.5 million for a 10% equity investment in a privately held company.

Net cash provided by financing activities:

Net cash provided by financing activities was $93 million for the three months ended September 30, 2018, compared to net cash provided by financing activities of $68.2 million for the same period last fiscal year. Net cash provided by financing activities included net borrowing on long-term debt of $95 million to fund the acquisition of CoAdna and fiscal year 2018 incentive compensation paid in August 2018 as well as $5.0 million of cash received from the exercises of stock options.  Net cash provided by financing activities was offset by payment of  $4.6 million in satisfaction of employees’ minimum tax obligations from the vesting of equity awards as well as a $2.5 million earnout payment relating to the acquisition of Integrated Photonics, Inc. that occurred in June 2017.

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

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the Notes using the effective interest method.

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $346.8 million as of September 30, 2018 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of September 30, 2018, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following table sets forth total interest expense recognized related to the Notes for the three months ended September 30, 2018:

	Three Months Ended
September 30,	2018	2017
0.25% contractual coupon	$220	78
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,110	1,107
Interest expense	$3,330	1,185

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $46.6 million as of September 30, 2018 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.4 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At September 30, 2018 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of September 30, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $146.3 million and $246.4 million under its lines of credit as of September 30, 2018 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million as of September 30, 2018 and June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.5% and 1.8% for the three months ended September 30, 2018 and 2017, respectively.

Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the six months ended September 30, 2018. Through September 30, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	September 30,	June 30,
	2018	2018

Cash and cash equivalents	$271.3	$247.0
Available borrowing capacity	146.3	246.4
Total debt obligations	537.1	439.0

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of scheduled long-term borrowings and capital lease obligation, investments in internal research and development, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2018 and June 30, 2018, the Company held approximately $215 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States. The recently enacted “Tax Cuts and Jobs Act” created significant changes to the taxation of undistributed foreign earnings and could change our future intentions regarding repatriation of earnings. The Company is currently evaluating the full impact of the new tax laws and will update future cash repatriation intentions as the Company further understands the new law.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2018.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$591,479	$20,000	$226,479	$345,000	$-
Interest payments(1)	38,022	11,201	18,751	3,090	4,980
Capital lease obligation	24,939	821	2,230	2,776	19,112
Operating lease obligations(2)	126,800	21,100	33,700	21,900	50,100
Purchase obligations(3)(4)	40,312	35,729	4,583	-	-
Total	$821,552	$88,851	$285,743	$372,766	$74,192

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at September 30, 2018 relating to the Amended Credit Facility, the Notes and interest relating to the Company’s capital lease obligation.

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

(4)	Includes cash earnout opportunities based upon certain acquisitions achievement of certain agreed upon financial, operational and technology targets.

The Company’s gross unrecognized income tax benefit at September 30, 2018 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2019 to be $0.9 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

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

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $13.6 million and $12.0 million at September 30, 2018 and June 30, 2018, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.0 million to an increase of $2.5 million for the three months ended September 30, 2018.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a loss of $2.3 million in the Condensed Consolidated Statement of Earnings related to these contracts for the three months ended September 30, 2018.

Euro

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $0.8 million to an increase of $1.0 million for the three months ended September 30, 2018.

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

Interest Rate Risks

As of September 30, 2018, the Company’s total outstanding borrowings of $537.1 million consisted of $242.6 million of variable rate debt borrowings from a line of credit of $2.6 million denominated in Japanese Yen, borrowings under a term loan of $60.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $180.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.7 million for the three months ended September 30, 2018.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018, which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended September 30, 2018:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs (a)	Program
July 1, 2018 to July 31, 2018	-		$-	-	30,906,904
August 1, 2018 to August 31, 2018	98,866	(1)	$45.65	-	30,906,904
September 1, 2018 to September 30, 2018	1,185	(2)	$48.25	-	30,906,904
Total	100,051		$45.68	-

(1)	Includes 98,866 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.
(2)	Includes 1,185 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: November 8, 2018	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer