Form 10-Q
period 2018-12-31
II-VI INC
filed 2019-02-08
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions the of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At February 5, 2019, 63,394,256 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$230,256	$247,038
Accounts receivable - less allowance for doubtful accounts of $2,108 at December 31, 2018 and $837 at June 30, 2018	227,006	215,032
Inventories	291,099	248,268
Prepaid and refundable income taxes	8,107	7,845
Prepaid and other current assets	35,757	43,654
Total Current Assets	792,225	761,837
Property, plant & equipment, net	559,519	524,890
Goodwill	298,250	270,678
Other intangible assets, net	138,995	125,069
Investments	76,441	69,215
Deferred income taxes	3,314	2,046
Other assets	8,390	7,926
Total Assets	$1,877,134	$1,761,661

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	114,049	89,774
Accrued compensation and benefits	55,266	66,322
Accrued income taxes payable	16,525	17,392
Other accrued liabilities	44,185	42,979
Total Current Liabilities	250,025	236,467
Long-term debt	460,457	419,013
Deferred income taxes	28,078	27,241
Other liabilities	65,401	54,629
Total Liabilities	803,961	737,350
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 76,124,360 shares at December 31, 2018; 75,692,683 shares at June 30, 2018	367,195	351,761
Accumulated other comprehensive income (loss)	(18,918)	(3,780)
Retained earnings	890,915	836,064
	1,239,192	1,184,045
Treasury stock, at cost - 12,538,600 shares at December 31, 2018 and 12,395,791 shares at June 30, 2018	(166,019)	(159,734)
Total Shareholders' Equity	1,073,173	1,024,311
Total Liabilities and Shareholders' Equity	$1,877,134	$1,761,661

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2018	2017

Revenues	$342,839	$281,470

Costs, Expenses and Other Expense (Income)
Cost of goods sold	211,333	172,075
Internal research and development	33,764	27,779
Selling, general and administrative	58,136	49,130
Interest expense	5,580	4,644
Other expense (income), net	(701)	(2,026)
Total Costs, Expenses & Other Expense (Income)	308,112	251,602

Earnings Before Income Taxes	34,727	29,868

Income Taxes	6,025	20,272

Net Earnings	$28,702	$9,596

Basic Earnings Per Share	$0.45	$0.15

Diluted Earnings Per Share	$0.44	$0.15

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Six Months Ended
	December 31,
	2018	2017
Revenues	$657,272	$542,973

Costs, Expenses and Other Expense (Income)
Cost of goods sold	401,859	327,605
Internal research and development	66,935	53,354
Selling, general and administrative	111,659	99,754
Interest expense	11,164	8,289
Other expense (income), net	(1,414)	(2,796)
Total Costs, Expenses & Other Expense (Income)	590,203	486,206

Earnings Before Income Taxes	67,069	56,767

Income Taxes	12,218	26,030

Net Earnings	$54,851	$30,737

Basic Earnings Per Share	$0.86	$0.49

Diluted Earnings Per Share	$0.83	$0.47

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net earnings	$28,702	$9,596	$54,851	$30,737
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,454)	4,085	(15,105)	15,182
Pension adjustment, net of taxes of ($24) and ($9) for the three and six months ended December 31, 2018, respectively, and $9 and $32 for the three and six months ended December 31, 2017, respectively	(85)	36	(33)	118
Comprehensive income	$24,163	$13,717	$39,713	$46,037

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net earnings	$54,851	$30,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,679	30,811
Amortization	7,820	7,414
Share-based compensation expense	9,277	7,868
Losses on foreign currency remeasurements and transactions	1,726	391
Earnings from equity investments	(2,767)	(1,617)
Deferred income taxes	(3,506)	10,114
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(8,610)	(350)
Inventories	(39,588)	(23,414)
Accounts payable	22,777	4,831
Income taxes	(856)	1,487
Accrued compensation and benefits	(10,436)	(9,684)
Other operating net assets	20,839	1,081
Net cash provided by operating activities	88,206	59,669
Cash Flows from Investing Activities
Additions to property, plant & equipment	(74,368)	(77,623)
Purchases of businesses	(54,229)	(80,965)
Purchases of equity investments	(4,480)	(51,491)
Other investing activities	116	145
Net cash used in investing activities	(132,961)	(209,934)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior notes due 2022	-	345,000
Proceeds from borrowings under Credit Facility	120,000	100,000
Payments on borrowings under Credit Facility	(85,000)	(262,000)
Proceeds from exercises of stock options	6,222	6,784
Payments on earnout arrangements	(3,540)	-
Payments in satisfaction of employees' minimum tax obligations	(6,350)	(3,608)
Purchases of treasury stock	-	(49,875)
Debt issuance costs	-	(10,061)
Net cash provided by financing activities	31,332	126,240
Effect of exchange rate changes on cash and cash equivalents	(3,359)	6,593
Net decrease in cash and cash equivalents	(16,782)	(17,432)
Cash and Cash Equivalents at Beginning of Period	247,038	271,888
Cash and Cash Equivalents at End of Period	$230,256	$254,456
Cash paid for interest	$4,293	$3,229
Cash paid for income taxes	$14,527	$12,907
Non-cash transactions:
Additions to property, plant & equipment included in accounts payable	$10,347	$5,915

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	431	15,434	-	-	(142)	(6,285)	9,149
Net earnings	-	-	-	54,851	-	-	54,851
Foreign currency translation adjustments	-	-	(15,105)	-	-	-	(15,105)
Pension adjustment, net of taxes of $(9)	-	-	(33)	-	-	-	(33)
Balance - December 31, 2018	76,124	$367,195	$(18,918)	$890,915	(12,538)	$(166,019)	$1,073,173

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated December 27, 2018. The consolidated results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The June 30, 2018 Condensed Consolidated Balance Sheet information was derived from the Company’s audited consolidated financial statements.

Effective July 1, 2018, the Company realigned the composition of its operating segments. The Company moved Laser Systems Group from II-VI Laser Solutions to II-VI Photonics and moved Integrated Photonics, Inc. (“IPI”) from II-VI Photonics to II-VI Performance Products.  All applicable segment information has been restated to reflect this change. Additionally, the Company renamed Laser Systems Group to II-VI Industrial Laser.

Note 2.	Recently Issued Financial Accounting Standards

Revenue Recognition Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on July 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. The Company does not expect the standard to have a significant effect on its results of operations, liquidity or financial position in fiscal year 2019. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard. For the disclosures required by this ASU, see Note 5. Revenue from Contracts with Customers.

Other Adopted Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update affects employers’ presentation of defined benefit retirement plan costs. With the adoption of this standard, the Company restated the prior periods ending June 30, 2018, 2017, and 2016. These restatements did not have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has elected to utilize the optional transition method. We have reviewed the requirements of this standard and have formulated a plan for implementation. We are currently evaluating our leasing arrangements and have selected a software repository to track all of our lease agreements to assist in the reporting and disclosures required by the standard. We will continue to assess and disclose the impact that this new guidance will have on our consolidated financial statements, disclosures and related controls, when known.

Note 3.       Pending Merger

II-VI and Finisar Corporation (“Finisar”) have entered into an Agreement and Plan of Merger, dated as of November 8, 2018 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Mutation Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of II-VI will be merged with and into Finisar, and Finisar will continue as the surviving corporation in the merger and a wholly owned subsidiary of II-VI (the “Merger”).

If the Merger is consummated, Finisar stockholders will be entitled to receive, at their election, consideration per share of common stock of Finisar (the “Finisar Common Stock”) consisting of (i) $26.00 in cash, without interest (the “Cash Election Consideration”), (ii) 0.5546 shares of II-VI common stock (the shares, the “II-VI Common Stock,” and the consideration, the “Stock Election Consideration”), or (iii) a combination of $15.60 in cash, without interest, and 0.2218 shares of II-VI Common Stock (the “Mixed Election Consideration,” and, together with the Cash Election Consideration and the Stock Election Consideration, the “Merger Consideration”). The Cash Election Consideration and the Stock Election Consideration are subject to proration adjustment pursuant to the terms of the Merger Agreement such that the aggregate Merger Consideration will consist of approximately 60% cash and approximately 40% II-VI Common Stock.

At the effective time of the Merger (the “Effective Time”), each option granted pursuant to Finisar’s 2005 Stock Incentive Plan (as such plan has been further amended and restated) (each, a “Finisar Stock Option”) (or portion thereof) that is outstanding and unexercised as of immediately prior to the Effective Time (whether vested or unvested) will be cancelled and terminated and converted into the right to receive an amount of Mixed Election Consideration that would be payable to a holder of such number of shares of Finisar Common Stock equal to the quotient of (i) the product of (a) the excess, if any, of $26.00 over the exercise price per share of such Finisar Stock Option multiplied by (b) the number of shares of Finisar Common Stock subject to such Finisar Stock Option, divided by (ii) $26.00.

At the Effective Time, each restricted stock unit granted pursuant to Finisar’s 2005 Stock Incentive Plan (as such plan has been further amended and restated) (each, a “Finisar Restricted Stock Unit”) (or portion thereof) that is outstanding and subject to a performance-based vesting condition that relates solely to the value of Finisar Common Stock will, to the extent such Finisar Restricted Stock Unit vests in accordance with its terms in connection with the Merger (the “Participating RSUs”), be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration at the election of the holder of such Participating RSUs, subject to proration adjustment.

At the Effective Time, each Finisar Restricted Stock Unit (or portion thereof) that is outstanding and unvested and does not vest in accordance with its terms in connection with the Merger and is either (x) subject to time-based vesting requirements only or (y) subject to a performance-based vesting condition other than the value of Finisar Common Stock will be assumed by II-VI (each, an “Assumed RSU”). Each Assumed RSU will be subject to substantially the same terms and conditions as applied to the related Finisar Restricted Stock Unit immediately prior to the Effective Time, including the vesting schedule (and the applicable performance-vesting conditions in the case of a grant contemplated by clause (y) of the preceding sentence) and any provisions for accelerated vesting applicable thereto, except that the number of shares of II-VI Common Stock subject to each Assumed RSU will be equal to the product of (i) the number of shares of Finisar Common Stock underlying such unvested Finisar Restricted Stock Unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of (a) 0.2218 plus (b) the quotient obtained by dividing (1) $15.60 by (2) the volume weighted average price per share of II-VI Common Stock (rounded to the nearest cent) on the Nasdaq Global Select Market for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time (with the resulting number, rounded down to the nearest whole share).

The completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions.  II-VI filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to the Merger, and that registration statement became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, on February 7, 2019.  Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Finisar expect that the Merger will be completed approximately in the middle of 2019.  However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

On November 8, 2018, in connection with its entry into the Merger Agreement, II-VI entered into a commitment letter (together with a related fee letter) with Bank of America, N.A. (“Bank of America”), which was subsequently amended and restated on December 7, 2018 and on December 14, 2018 (together with one or more related fee letters, the “Commitment Letter”). Subject to the terms and conditions set forth in the Commitment Letter, the lender parties thereto (the “Lending Parties”) have severally committed to provide 100% of up to $2.425 billion in aggregate principal amount of senior secured credit facilities of II-VI (the “II-VI Senior Credit Facilities”) comprised of (i) a “term a” loan facility of up to $1.0 billion, a portion of which will be available after the closing of the Merger on a delayed draw basis, (ii) a “term b” loan facility of up to $975.0 million and (iii) a revolving credit facility of up to $450.0 million.

Note 4.	Acquisitions

CoAdna Holdings, Inc.

In September 2018, the Company acquired CoAdna Holdings, Inc.  (“CoAdna”), a previously publicly traded company on the Taiwan Stock Exchange with headquarters in Sunnyvale, CA, in a cash transaction valued at approximately $85.0 million, inclusive of cash acquired of approximately $42.2 million at closing.

CoAdna is a global leader in wavelength selective switches (“WSS”) based on its patented liquid crystal platform. CoAdna operates within the Company’s II-VI Photonics operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes.

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

The goodwill of $24.8 million is included in the II-VI Photonics segment and is attributed to the expected synergies and the assembled workforce of CoAdna. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $5.7 million and the gross contractual amount being $5.7 million. The Company expensed transaction costs for six months ended December 31, 2018 of $1.9 million.

The amount of revenues of CoAdna included in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2018, was $7.1 million and $10.1 million, respectively. The amount of net loss of CoAdna included in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2018 was immaterial.

Purchase of a Product Line

In November 2018, the Company acquired certain assets of a product line in a cash transaction valued at approximately $10.0 million. In conjunction with the acquisition of the product line, the Company acquired inventory of $0.2 million, equipment of $2.3 million, acquired technology of $6.3 million, and recorded goodwill of $1.2 million. The goodwill is deductible for income tax purposes. The goodwill is recorded in the Photonics segment and is attributed to the workforce acquired as part of the transaction. Transaction expenses for this acquisition were insignificant for the three and six months ended December 31, 2018.

Note 5.	Revenue from Contracts with Customers

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

For contracts held with commercial customers, the majority of the Company’s performance obligations, ownership of the goods and associated revenue are transferred to customers at a point in time, generally upon shipment of a product (“Direct Ship Parts”) to the customer or receipt of the product by the customer and without significant judgments. The majority of contracts typically require payment within 30 to 60 days upon transfer of ownership to the customer.

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

Service revenue includes repairs, non-recurring engineering, tolling arrangements and installation. Repairs, tolling and installation activities are usually completed in a short period of time (normally less than one month) and therefore recorded at a point in time when the services are completed. Non-recurring engineering arrangements are typically recognized over time under the time and material practical expedient as the entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The majority of contracts typically require payment within 60 days.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $227.0 million as accounts receivable, net of allowance for doubtful accounts within the Condensed Consolidated Balance Sheet.

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

Disaggregation of Revenue

The following tables summarize disaggregated revenue by revenue market, and product for the three and six months ended December 31, 2018 ($000):

	Three Months Ended December 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Total
Commercial
Direct Ship Parts	$100,894	$157,965	$39,804	$298,663
Services	1,363	1,729	1,526	4,618

U.S. Government
Direct Ship Parts	$3,320	$-	$30,187	$33,507
Services	-	-	6,051	6,051

Total Revenues	$105,577	$159,694	$77,568	$342,839

	Six Months Ended December 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Total
Commercial
Direct Ship Parts	$203,764	$291,330	$81,801	$576,895
Services	2,253	3,520	4,631	10,404

U.S. Government
Direct Ship Parts	$5,735	$-	$54,952	$60,687
Services	-	-	9,286	9,286

Total Revenues	$211,752	$294,850	$150,670	$657,272

Note 6.	Other Investments

Equity Investment in Privately-Held Company

In November 2017, the Company acquired a 93.8% equity investment in a privately-held company (“Equity Investment”) for $51.5 million. In addition, the Company paid $0.2 million for a working capital adjustment to that purchase price. The Company’s pro-rata share of earnings from this investment for the three and six months ended December 31, 2018 was $0.9 million and $2.0 million, respectively. The Company’s pro rata share of earnings from this investment for the three and six months ended December 31, 2017 was $1.1 million and was recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings.

This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	December 31, 2018	December 31, 2018 ($000)
USA	Equity Investment	93.8%	$58,376

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

As of December 31, 2018 and June 30, 2018, the Company’s maximum financial statement exposure related to this Equity Investment was approximately $58.4 million and $56.3 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheet as of December 31, 2018.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests at any time on or after the third anniversary of the investment, or earlier upon certain events. The purchase price is equal to the greater of: (a) (i) the product of the aggregate trailing 12-month revenues of the equity investment preceding the date of purchase, multiplied by (ii) a factor of 2.9 multiplied by (iii) a factor of 0.723, multiplied by (iv) the percentage interest owned by each minority equity holder and (b) $966,666. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in Other long-term liabilities in the Condensed Consolidated Balance Sheet in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option is adjusted as necessary on a quarterly basis, with any changes in the fair value recorded through earnings. The change in fair value of the net purchase option from the investment date to December 31, 2018 was not material.

Guangdong Fuxin Electronic Technology Equity Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology, based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at December 31, 2018 and June 30, 2018 was $13.6 million and $12.9 million, respectively. During the three and six months ended December 31, 2018, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.7 million, respectively. During the three and six months ended December 31, 2017, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.5 million, respectively.  Equity earnings were recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Other Equity Investment

During the quarter ended September 30, 2018, the Company acquired a 10% equity investment in a privately-held company for $4.5 million.  The Company has determined that the equity interest does not give it the ability to exercise significant influence or joint control.  Therefore, the Company will not account for this investment under the equity method of accounting.  Under ASU 2016-01, Financial Instruments, the Company has elected the measurement alternative as the investment does not have a readily determinable fair value.  Under the alternative, the Company will measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the issuer for which there were none during the quarter ended December 31, 2018.

Note 7.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2018	2018
Raw materials	$118,807	$97,502
Work in progress	93,375	83,002
Finished goods	78,917	67,764
	$291,099	$248,268

Note 8.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2018	2018
Land and improvements	$8,895	$9,072
Buildings and improvements	226,229	216,507
Machinery and equipment	694,191	633,934
Construction in progress	84,869	88,350
	1,014,184	947,863
Less accumulated depreciation	(454,665)	(422,973)
	$559,519	$524,890

Note 9.	Goodwill and Other Intangible Assets

Effective July 1, 2018, the Company realigned the composition of its operating segments. The Company moved Laser Systems Group from II-VI Laser Solutions to II-VI Photonics and moved IPI from II-VI Photonics to II-VI Performance Products.  All applicable information has been restated to reflect this change. The Company used the relative fair value method to reallocate goodwill to the associated reporting units in connection with the realignment of its composition of operating segments.

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2018
	II-VI Laser	II-VI	II-VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$98,737	$109,670	$62,271	$270,678
Goodwill acquired	-	26,015	4,001	30,016
Foreign currency translation	(831)	(1,613)	-	(2,444)
Balance-end of period	$97,906	$134,072	$66,272	$298,250

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2018 and June 30, 2018 were as follows ($000):

	December 31, 2018			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$82,552	$(35,780)	$46,772	$66,812	$(32,979)	$33,833
Trademarks	15,765	(1,536)	14,229	15,882	(1,471)	14,411
Customer Lists	132,923	(54,929)	77,994	127,603	(50,792)	76,811
Other	1,572	(1,572)	-	1,573	(1,559)	14
Total	$232,812	$(93,817)	$138,995	$211,870	$(86,801)	$125,069

As a result of the July 1, 2018 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units. The Company performed a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. The Company did not record any impairment of goodwill or long-lived assets, as the quantitative assessment did not indicate deterioration in the fair value of its reporting units.

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

In conjunction with the acquisition of the product line, the Company recorded $6.3 million of acquired technology. The acquired technology was recorded based on the Company’s preliminary purchase price allocation utilizing a relief from royalty method to derive the fair value. The valuation is expected to be finalized within one year of the date of acquisition.

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 88 months. Customer lists are being amortized over a range of approximately 120 to 240 months with a weighted average remaining life of approximately 134 months. The gross carrying amount of trademarks includes $14.0 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s foreign subsidiaries.

At December 31, 2018, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Fiscal Year Ending June 30,	Amount
Remaining 2019	$8,300
2020	16,500
2021	15,200
2022	13,500
2023	13,100

Note 10.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2018	2018
0.25% convertible senior notes	$345,000	$345,000
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(50,155)	(56,409)
Term loan, interest at LIBOR, as defined, plus 1.75%	55,000	65,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	125,000	80,000
Credit facility unamortized debt issuance costs	(943)	(1,126)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,721	2,714
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	480,457	439,013
Current portion of long-term debt	(20,000)	(20,000)
Long-term debt, less current portion	$460,457	$419,013

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

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $238.0 million as of December 31, 2018 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of December 31, 2018, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following tables set forth total interest expense recognized related to the Notes for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
0.25% contractual coupon	$221	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,145	6,255
Interest expense	$3,366	$6,696

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
0.25% contractual coupon	$219	$297
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,935	4,043
Interest expense	$3,154	$4,340

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $43.8 million as of December 31, 2018 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At December 31, 2018 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement if not terminated early by either party is payable in full in January 2020.

Aggregate Availability

The Company had aggregate availability of $201.4 million and $246.4 million under its lines of credit as of December 31, 2018 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million as of December 31, 2018 and June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.7% and 1.4% for the six months ended December 31, 2018 and 2017, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from December 31, 2018 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$-	$-	$20,000
Year 2	20,000	2,721	-	3,834	-	26,555
Year 3	15,000	-	125,000	-	-	140,000
Year 4	-	-	-	-	345,000	345,000
Year 5	-	-	-	-	-	-
Total	$55,000	$2,721	$125,000	$3,834	$345,000	$531,555

Note 11.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2018 and 2017 was 18.2% and 45.9%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The variation in the Company’s year-to-date effective income tax rate was primarily due to one-time charges related to the Tax Cuts and Jobs Act during the six months ended December 31, 2017.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2018 and June 30, 2018, the Company’s gross unrecognized income tax benefit was $14.0 million and $9.9 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $5.9 million of the gross unrecognized tax benefits at December 31, 2018 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.8 million and $0.6 million, at December 31, 2018 and June 30, 2018, respectively. Fiscal years 2015 to 2019 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2014 to 2019 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2019 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for the U.S. Federal income tax return for the year ended June 30, 2016; certain subsidiary companies in the Philippines for the year ended June 30, 2017; Germany for the years ended June 2012 through June 2015; and New Jersey for the years ended 2014 through June 30, 2017. The Company believes its income tax reserves for these tax matters are adequate.

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes changes to the U.S. statutory federal tax rate and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things.  As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) and the amounts are no longer considered provisional.  The Company’s transition tax increased due to finalization of calculations and consideration of Notices and regulations issued by the U.S. Department of Treasury and the Internal Revenue Service; however, the increase is offset by available net operating loss and credit carryforwards which currently have a valuation allowance.  Consequently, the tax expense reported is reduced by the release of the valuation allowance on the U.S. deferred tax assets, and as result, there was no material financial statement impact due to finalization of the provisional estimates recorded in the year ended June 30, 2018.

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

Note 12.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the If-Converted method was anti-dilutive for both the three and six months ended December 31, 2018 and was excluded from the calculation of earnings per share. ($000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net earnings	$28,702	$9,596	$54,851	$30,737
Divided by:
Weighted average shares	63,588	62,302	63,504	62,523

Basic earnings per common share	$0.45	$0.15	$0.86	$0.49

Net earnings	$28,702	$9,596	$54,851	$30,737
Divided by:
Weighted average shares	63,588	62,302	63,504	62,523
Dilutive effect of common stock equivalents	2,085	2,736	2,412	2,638
Diluted weighted average common shares	65,673	65,038	65,916	65,161

Diluted earnings per common share	$0.44	$0.15	$0.83	$0.47

The following table presents potential shares of Common Stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Stock options and restricted shares	138	133	125	110
0.25% Convertible Senior Notes due 2022	7,331	7,331	7,331	7,331
Total anti-dilutive shares	7,469	7,464	7,456	7,441

Note 13.	Segment Reporting

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

In September and November 2018, the Company completed its acquisitions of CoAdna and an additional product line. See Note 4. Acquisitions.  The operating results of these acquisitions have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of the acquisitions.

The accounting policies are consistent across each of the segments. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Eliminations and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the Finisar transaction.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$105,577	$159,694	$77,568	$-	$342,839
Inter-segment revenues	13,632	2,440	6,059	(22,131)	-
Operating income (expense)	12,222	23,087	11,400	(7,103)	39,606
Interest expense	-	-	-	-	(5,580)
Other income (expense), net	-	-	-	-	701
Income taxes	-	-	-	-	(6,025)
Net earnings	-	-	-	-	28,702
Depreciation and amortization	10,626	6,462	5,241	-	22,329
Segment assets	697,948	697,856	481,331	-	1,877,134
Expenditures for property, plant & equipment	15,301	11,223	11,945	-	38,468
Investments	-	-	76,441	-	76,441

	Three Months Ended December 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$105,033	$115,304	$61,133	$-	$281,470
Inter-segment revenues	6,887	5,497	6,320	(18,704)	-
Operating income (expense)	9,442	16,237	6,807	-	32,486
Interest expense	-	-	-	-	(4,644)
Other income (expense), net	-	-	-	-	2,026
Income taxes	-	-	-	-	(20,272)
Net earnings	-	-	-	-	9,596
Depreciation and amortization	8,829	5,669	4,911	-	19,409
Expenditures for property, plant & equipment	23,422	7,893	8,082	-	39,397

	Six Months Ended December 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$211,752	$294,850	$150,670	$-	$657,272
Inter-segment revenues	27,185	5,336	11,721	(44,242)	-
Operating income (expense)	24,532	38,999	20,391	(7,103)	76,819
Interest expense	-	-	-	-	(11,164)
Other income (expense), net	-	-	-	-	1,414
Income taxes	-	-	-	-	(12,218)
Net earnings	-	-	-	-	54,851
Depreciation and amortization	21,473	12,661	10,365	-	44,499
Expenditures for property, plant & equipment	26,894	23,274	23,219	-	73,386

	Six Months Ended December 31, 2017
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$192,969	$231,244	$118,760	$-	$542,973
Inter-segment revenues	14,067	8,360	12,310	(34,737)	-
Operating income (expense)	12,094	35,663	14,504	-	62,261
Interest expense	-	-	-	-	(8,289)
Other income (expense), net	-	-	-	-	2,796
Income taxes	-	-	-	-	(26,030)
Net earnings	-	-	-	-	30,737
Depreciation and amortization	17,053	11,176	9,996	-	38,225
Expenditures for property, plant & equipment	36,183	17,676	22,965	-	76,823

Note 14.	Share-Based Compensation

The Company’s Board of Directors adopted the II-VI Incorporated 2018 Omnibus Incentive Plan (the “Plan”), which was approved by the Company’s shareholders. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan is limited to 3,550,000 shares of Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings and over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2018	2017	2018	2017
Stock Options and Cash-Based Stock Appreciation Rights	$454	$2,062	$2,782	$4,525
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	2,007	2,181	4,799	4,744
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,497	1,154	2,714	2,440
	$4,958	$5,397	$10,295	$11,709

Note 15.        Fair Value of Financial Instruments

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

At December 31, 2018, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

In February 2016, the Company entered into a contingent earnout arrangement which provides up to a maximum of $6.0 million of additional cash earnout opportunities based upon II-VI EpiWorks achieving certain agreed upon financial and operational targets for capacity, wafers output and gross margin, which if earned would be payable for the achievement of each specific annual target over the next three years. The Company paid the first and second years of the earnout amount of $3.5 million during the six months ended December 31, 2018.

The fair values of the contingent earnout arrangements and the net put option were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to December 31, 2018; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 10. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at December 31, 2018 ($000):

	Fair Value	Carrying Value
Convertible notes	$334,650	$294,845

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$218	$-	$218	$-
Contingent earnout arrangements	$3,697	$-	$-	$3,697
Net put option	$2,024	$-	$-	$2,024

	Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$121	$-	$121	$-
Liabilities:
Contingent earnout arrangements	$5,405	$-	$-	$5,405
Net put option	$2,024	$-	$-	$2,024

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2018.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the Company’s acquisitions and the net put option relating to the equity investment acquired in November 2017 ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2018	$7,429
Contingent earnout arrangements:
Payments	(3,540)
Changes in fair value recorded in other expense, (income)	(765)
Other earnout arrangements	2,597
Balance at December 31, 2018	$5,721

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

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary.  Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$953	$946	$1,891	$1,898
Interest cost	139	107	276	214
Expected return on plan assets	(250)	(213)	(496)	(428)
Net amortization	(109)	45	(42)	150
Net periodic pension costs	$733	$885	$1,629	$1,834

The Company contributed $0.8 million and $1.6 million to the Swiss Plan during the three and six months ended December 31, 2018, and $1.0 million and $1.9 million during the three and six months ended December 31, 2017. The Company currently anticipates contributing an additional estimated amount of approximately $1.6 million to the Swiss Plan during the remainder of fiscal year 2019.

Note 17.	Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase share pursuant to this Program during the quarter ended December 31, 2018. Through December 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the six months ended December 31, 2018 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2018	$(1,308)	$(2,472)	$(3,780)
Other comprehensive income before reclassifications	(15,105)	-	(15,105)
Amounts reclassified from AOCI	-	(33)	(33)
Net current-period other comprehensive income	(15,105)	(33)	(15,138)
AOCI - December 31, 2018	$(16,413)	$(2,505)	$(18,918)

Note 19.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2019 (remaining)	1,161
2020	2,355
2021	2,419
2022	2,486
2023	2,554
Thereafter	24,740

Total minimum lease payments	$35,715
Less amount representing interest	10,880

Present value of capitalized payments	$24,835

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018 and June 30, 2018. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018, with associated depreciation being recorded over the 15-year life of the lease. During the three and six months ended December 31, 2018, the Company recorded $0.4 million and $0.8 million of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; our ability to complete our proposed acquisition of Finisar Corporation (“Finisar”) on the anticipated terms and timing or at all; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; changes in local market laws and practices and risks related to the recent U.S. tax legislation and the Company’s continuing analysis of its impact on the Company and the adoption and expansion of trade restrictions or the occurrence of trade wars. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition set forth in Part I, Item 1A of the Company’s most recent Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2018 and in the section entitled “Risk Factors” in the joint proxy statement/prospectus filed the Company with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on February 8, 2019 in connection with our pending acquisition of Finisar.

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

In September and November 2018, the Company completed its acquisitions of CoAdna Holdings, Inc (“CoAdna”) and an additional product line. See Note 4. Acquisitions.  The operating results of these acquisitions have been reflected in the selected financial information of the Company’s II-VI Photonics segment since the date of the acquisitions.

Pending Merger

II-VI and Finisar have entered into an Agreement and Plan of Merger, dated as of November 8, 2018 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Mutation Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of II-VI, will be merged with and into Finisar, and Finisar will continue as the surviving corporation in the merger and a wholly owned subsidiary of II-VI (the “Merger”). If the Merger is consummated, Finisar stockholders will be entitled to receive, at their election, consideration per share of common stock of Finisar (the “Finisar Common Stock”) consisting of (i) $26.00 in cash, without interest (the “Cash Election Consideration”), (ii) 0.5546 shares of II-VI common stock (the shares, the “II-VI Common Stock,” and the consideration, the “Stock Election Consideration”), or (iii) a combination of $15.60 in cash, without interest, and 0.2218 shares of II-VI Common Stock (the “Mixed Election Consideration,” and, together with the Cash Election Consideration and the Stock Election Consideration, the “Merger Consideration”). The Cash Election Consideration and the Stock Election Consideration are subject to proration adjustment pursuant to the terms of the Merger Agreement such that the aggregate Merger Consideration will consist of approximately 60% cash and approximately 40% II-VI Common Stock. At the effective time of the Merger (the “Effective Time”), each option granted pursuant to Finisar’s 2005 Stock Incentive Plan (as such plan has been further amended and restated) (each, a “Finisar Stock Option”) (or portion thereof) that is outstanding and unexercised as of immediately prior to the Effective Time (whether vested or unvested) will be cancelled and terminated and converted into the right to receive an amount of Mixed Election Consideration that would be payable to a holder of such number of shares of Finisar Common Stock equal to the quotient of (i) the product of (a) the excess, if any, of $26.00 over the exercise price per share of such Finisar Stock Option multiplied by (b) the number of shares of Finisar Common Stock subject to such Finisar Stock Option, divided by (ii) $26.00.

At the Effective Time, each restricted stock unit granted pursuant to Finisar’s 2005 Stock Incentive Plan (as such plan has been further amended and restated) (each, a “Finisar Restricted Stock Unit”) (or portion thereof) that is outstanding and subject to a performance-based vesting condition that relates solely to the value of Finisar Common Stock will, to the extent such Finisar Restricted Stock Unit vests in accordance with its terms in connection with the Merger (the “Participating RSUs”), be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration at the election of the holder of such Participating RSUs, subject to proration adjustment.  At the Effective Time, each Finisar Restricted Stock Unit (or portion thereof) that is outstanding and unvested and does not vest in accordance with its terms in connection with the Merger and is either (x) subject to time-based vesting requirements only or (y) subject to a performance-based vesting condition other than the value of Finisar Common Stock will be assumed by II-VI (each, an “Assumed RSU”). Each Assumed RSU will be subject to substantially the same terms and conditions as applied to the related Finisar Restricted Stock Unit immediately prior to the Effective Time, including the vesting schedule (and the applicable performance-vesting conditions in the case of a grant contemplated by clause (y) of the preceding sentence) and any provisions for accelerated vesting applicable thereto, except that the number of shares of II-VI Common Stock subject to each Assumed RSU will be equal to the product of (i) the number of shares of Finisar Common Stock underlying such unvested Finisar Restricted Stock Unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of (a) 0.2218 plus (b) the quotient obtained by dividing (1) $15.60 by (2) the volume weighted average price per share of II-VI Common Stock (rounded to the nearest cent) on the Nasdaq Global Select Market for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time (with the resulting number, rounded down to the nearest whole share).

The completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions.  II-VI filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to the Merger, and that registration statement became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, on February 7, 2019.  Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Finisar expect that the Merger will be completed approximately in the middle of 2019.  However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

On November 8, 2018, in connection with its entry into the Merger Agreement, II-VI entered into a commitment letter (together with a related fee letter) with Bank of America, N.A. (“Bank of America”), which was subsequently amended and restated on December 7, 2018 and on December 14, 2018 (together with one or more related fee letters, the “Commitment Letter”). Subject to the terms and conditions set forth in the Commitment Letter, the lender parties thereto (the “Lending Parties”) have severally committed to provide 100% of up to $2.425 billion in aggregate principal amount of senior secured credit facilities of II-VI (the “II-VI Senior Credit Facilities”) comprised of (i) a “term a” loan facility of up to $1.0 billion, a portion of which will be available after the closing of the Merger on a delayed draw basis, (ii) a “term b” loan facility of up to $975.0 million and (iii) a revolving credit facility of up to $450.0 million.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s most recent Current Report on Form 8-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606), on July 1, 2018 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of December 31, 2018.

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

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Three Months Ended
	December 31, 2018		December 31, 2017
		% of		% of
		Revenues		Revenues
Total revenues	$342.9	100.0%	$281.5	100.0%
Cost of goods sold	211.3	61.6	172.1	61.1
Gross margin	131.6	38.4	109.4	38.9
Operating expenses:
Internal research and development	33.8	9.9	27.8	9.9
Selling, general and administrative	58.1	16.9	49.1	17.4
Interest and other, net	5.0	1.5	2.6	0.9
Earnings before income tax	34.7	10.1	29.9	10.6
Income taxes	6.0	1.7	20.2	7.2
Net earnings	$28.7	8.4%	$9.6	3.4%

Diluted earnings per share	$0.44		$0.15

	Six Months Ended		Six Months Ended
	December 31, 2018		December 31, 2017
		% of		% of
		Revenues		Revenues
Total revenues	$657.3	100.0%	$543.0	100.0%
Cost of goods sold	401.9	61.1	327.6	60.3
Gross margin	255.4	38.9	215.4	39.7
Operating expenses:
Internal research and development	66.9	10.2	53.4	9.8
Selling, general and administrative	111.7	17.0	99.8	18.4
Interest and other, net	9.7	1.5	5.5	1.0
Earnings before income tax	67.1	10.2	56.7	10.4
Income taxes	12.2	1.9	26.0	4.8
Net earnings	$54.9	8.4%	$30.7	5.7%

Diluted earnings per share	$0.83		$0.47

Executive Summary

Net earnings for the three months ended December 31, 2018 were $28.7 million ($0.44 per share diluted), compared to $9.6 million ($0.15 per share diluted) for the same period last fiscal year. Net earnings for the six months ended December 31, 2018 were $54.9 million ($0.83 per share diluted), compared to $30.7 million ($0.47 per share diluted) for the same period last fiscal year.

During December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law by the President of the United States. The Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. The impact of the repatriation tax was offset by available net operating loss and credit carryforwards which had valuation allowances. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. In addition, the Company recorded withholding taxes on planned repatriation due to the change to a territorial tax system.  These transitional impacts resulted in a provisional net charge of $15.8 million ($0.24 per-share diluted), for both the three and six months ended December 31, 2017.  The Company finalized its provisional amounts during the quarter ended December 31, 2018. This resulted in no material financial statement impact for the three and six months ended December 31, 2018 as the additional tax expense is reduced by the release of the valuation allowance on U.S. deferred tax assets.

In addition to the impact from the Tax Act described above, net earnings during the current fiscal year were favorably impacted by incremental revenues recognized for both the current three and six month periods due to continued increased demand from customers in the optical communications, RF and power generation and military markets.  Offsetting the favorable impact from revenues, the Company incurred increased internal research and development for its next generation product portfolio as well as increased selling, general and administration expenses as a result of the overall increase in business volume as well as merger related expenses associated with the announcement of the Finisar merger. During the current three and six month periods, the Company incurred approximately $7.1 million of merger related expenses.  In addition, the Company’s interest expense increased for both current periods due to higher levels of outstanding borrowings.

Consolidated

Revenues. Revenues for the three months ended December 31, 2018 increased 22% to $342.9 million, compared to $281.5 million for the same period last fiscal year. Revenues for the six months ended December 31, 2018 increased 21% to $657.3 million, compared to $543.0 million for the same period last fiscal year. The increase in revenues during the current three and six month periods compared to the same periods last fiscal year was driven by increased demand from the Company’s optical communication customers in the United States and China for products used in the China broadband expansion, datacenter and U.S. metro communication upgrade cycles. In addition, the growing demand for silicon carbide addressing RF electronics and high-power switching and power conversion systems and optical components and assemblies used in military related applications contributed to the revenue increases.

Gross margin. Gross margin for the three months ended December 31, 2018 was $131.6 million, or 38.4% of total revenues, compared to $109.4 million, or 38.9% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2018 was $255.4 million, or 38.9% of total revenues, compared to $215.4 million, or 39.7% of total revenues, for the same period last fiscal year. The increase in gross margin dollars for both the three and six month periods ended December 31, 2018, compared to the same periods last fiscal year was due to the revenue increases described above. Gross margin as a percentage of revenues decreased despite the revenue growth primarily driven by pricing pressure from customers in China as well as product mix in the Company’s Photonics segment towards lower margin products.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2018 were $33.8 million, or 9.9% of revenues, compared to $27.8 million, or 9.9% of revenues, for the same period last fiscal year. IR&D expenses for the six months ended December 31, 2018 were $66.9 million, or 10.2% of revenues, compared to $53.4 million, or 9.8% of revenues, for the same period last fiscal year. The increase in IR&D during the current three and six month periods compared to the same periods last fiscal year was due to the Company’s ongoing investments in the development of new technology and product introductions addressing growing demand from consumer electronics and optical communications markets.  The Company expects IR&D to approximate 10% to 13% of revenues during the remainder of fiscal year 2019 to address these growing market opportunities.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2018 were $58.1 million, or 16.9% of revenues, compared to $49.1 million, or 17.4% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2018 were $111.7 million, or 17.0% of revenues, compared to $99.8 million, or 18.4% of revenues, for the same period last fiscal year. The increase in SG&A for both the current three and six month periods in absolute dollars was the result of incurring $7.1 million of merger related expenses associated with the planned merger with Finisar. In addition, the Company’s higher revenue base required incremental SG&A to support the Company’s growth trajectory. The Company also incurred approximately $1.9 million of transaction expenses relating to its acquisition of CoAdna for the six month period ended December 31, 2018. The Company’s improvement in its SG&A leverage during the current periods was due to ongoing cost control initiatives across the Company.

Interest and other, net. Interest and other, net for the three months ended December 31, 2018 was expense of $5 million, compared to expense of $2.6 million for the same period last fiscal year.  Interest and other, net for the six months ended December 31, 2018 were expense of $9.7 million, compared to expense of $5.5 million for the same period last fiscal year. Included in interest and other, net were interest expense on borrowings, equity earnings from its unconsolidated investments, foreign currency gains and losses, and interest income on excess cash balances.  Interest expense increased $0.9 million and $2.9 million, respectively for the three and six month periods ended during the current fiscal quarter due to the higher levels of outstanding debt as well as rising interest rates on the Company’s variable rate borrowings.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2018 was 18.2%, compared to an effective tax rate of 45.9% for the same period last fiscal year. The prior fiscal year to date effective tax rate was negatively impacted by the U.S. enacted tax legislation and the recording of the provision for the transition tax under the new tax law. The current year’s effective income tax rate benefited from the reversal of certain U.S. valuation allowances as the result of the acquisition of CoAdna and the recognition of deferred tax liabilities relating to CoAdna’s purchase price allocation as well as the lower U.S. statutory tax rate.

Segment Reporting

Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference.

Effective July 1, 2018, the Company realigned its composition of its operating segments. The Company moved Laser Systems Group, from II-VI Laser Solutions to II-VI Photonics and moved Integrated Photonics, Inc. from II-VI Photonics to II-VI Performance Products.  All applicable segment information has been restated to reflect this change. Additionally, the Company renamed Laser Systems Group to II-VI Industrial Laser.

II- VI Laser Solutions ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2018	2017		2018	2017
Revenues	$105.6	$105.0	1%	$211.8	$193.0	10%
Operating income	$12.2	$9.5	28%	$24.5	$12.1	102%

Revenues for the three months ended December 31, 2018 for II-VI Laser Solutions increased 1% to $105.6 million, compared to revenues of $105.0 million for the same period last fiscal year. Revenues for the six months ended December 31, 2018 for II-VI Laser Solutions increased 10% to $211.8 million, compared to revenues of $193.0 million for the same period last fiscal year. Revenues for the current three months were consistent with the same period last fiscal year.  The increase in revenues for the current six months compared to the same period last year was driven by increased shipments of its VCSEL product line addressing demand from the consumer electronic and datacom markets.

Operating income for the three months ended December 31, 2018 for II-VI Laser Solutions increased 28% to $12.2 million, compared to $9.5 million for the same period last fiscal year. Operating income for the six months ended December 31, 2018 for II-VI Laser Solutions increased 102% to $24.5 million, compared to $12.1 million for the same period last fiscal year. The improvement in operating income during the current three months despite the relatively consistent revenue levels were the result of improved operational efficiencies, cost containment efforts and product mix towards higher margin products. The improvement in operating income for the current six month period compared to the same period last year was driven by the same factors noted above relating to operational efficiencies, cost containment efforts and product mix as well as the incremental margin realized on the 10% revenue growth.

II-VI Photonics ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2018	2017		2018	2017
Revenues	$159.7	$115.3	39%	$294.8	$231.2	28%
Operating income	$23.1	$16.2	43%	$39.0	$35.6	10%

The above operating results for the three and six months ended December 31, 2018 include the Company’s recent acquisitions of CoAdna and the product line which were acquired in September and November 2018.

Revenues for the three months ended December 31, 2018 for II-VI Photonics increased 39% to $159.7 million, compared to $115.3 million for the same period last fiscal year. Revenues for the six months ended December 31, 2018 for II-VI Photonics increased 28% to $294.8 million, compared to $231.2 million for the same period last fiscal year. The acquisition of CoAdna contributed $7.1 million and $10.1 million, respectively, for the three and six months ended December 31, 2018. Exclusive of the increase in revenues from CoAdna, the increase in revenues for both the three and six month periods ended December 31, 2018 was the result of increasing II-VI Photonics market share in the optical communications market as well as increased demand in China from the broadband initiative as China continues to expand its geographical broadband networks. Specifically, the Company has seen increased demand for its reconfigurable optical add-drop multiplexer (“ROADM”) and Erbium-doped fiber amplifier (“EDFA”) product lines.

Operating income for the three months ended December 31, 2018 for II-VI Photonics increased 43% to $23.1 million, compared to $16.2 million for the same period last fiscal year. Operating income for the six months ended December 31, 2018 for II-VI Photonics increased 10% to $39.0 million, compared to $35.6 million for the same period last fiscal year. Included in the operating income for the current three and six months ended December 31, 2018 was approximately $1.5 million and $3.4 million, respectively, of one-time transaction related expenses for the acquisition of CoAdna.  During the current three months ended December 31, 2018, the segment received approximately $1.5 million of government subsidies to help fund research and development initiatives in China.  In addition, the segment has initiated a cost control program reducing and/or delaying planned manpower additions and IR&D programs. The segment has also experienced price erosion from its customers particularly in China where there are significant competition in the optical communication market as well as a shift in the product mix towards lower margin products.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Six Months Ended		%
	December 31,		Increase	December 31,		Increase
	2018	2017		2018	2017
Revenues	$77.6	$61.2	27%	$150.7	$118.8	27%
Operating income	$11.4	$6.8	68%	$20.4	$14.6	40%

Revenues for the three months ended December 31, 2018 for II-VI Performance Products increased 27% to $77.6 million compared to $61.2 million for the same period last fiscal year. Revenues for the six months ended December 31, 2018 for II-VI Performance Products increased 27% to $150.7 million compared to $118.8 million for the same period last fiscal year. The increase in revenues for both the three and six month periods ended December 31, 2018 compared to the same periods last fiscal year was driven by increased demand for  silicon carbide substrates addressing RF electronics and high-power switching and power conversion systems for automotive and communications applications.  In addition, the segment’s military business has seen an increase in demand for its infrared components and sub-systems from increased U.S. Government budget spending.

Operating income for the three months ended December 31, 2018 for II-VI Performance Products increased 68% to $11.4 million, compared to $6.8 million for the same period last fiscal year. Operating income for the six months ended December 31, 2018 for II-VI Performance Products increased 40% to $20.4 million, compared to $14.6 million for the same period last fiscal year. The increase in operating income for the three and six month periods ended December 31, 2018 compared to the same periods last fiscal year was driven by a combination of incremental margin on the increased sales volume, favorable product mix towards higher margin products and cost management initiatives across the segment’s operations.

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

Sources (uses) of Cash (millions):

	Six Months Ended
	December 31,
	2018	2017
Net cash provided by operating activities	$88.2	$59.7
Net proceeds on long-term borrowings	35.0	183.0
Proceeds from exercises of stock options	6.2	6.8
Purchases of businesses	(54.2)	(81.0)
Additions to property, plant & equipment	(74.4)	(77.6)
Purchases of equity investments	(4.5)	(51.5)
Payments on earnout arrangements	(3.5)	-
Payments in satisfaction of employees' minimum tax obligations	(6.4)	(3.6)
Purchases of treasury shares	-	(49.9)
Debt issuance costs	-	(10.1)
Effect of exchange rate changes on cash and cash equivalents and other items	(3.2)	6.8

Net cash provided by operating activities:

Net cash provided by operating activities was $88.2 million for the six months ended December 31, 2018 compared to net cash provided by operating activities of $59.7 million for the same period last fiscal year.  The increase in cash provided by operating activities during the current six months was primarily driven by improved working capital management focusing on accounts payable and accounts receivable oversight as well overall increased levels of earnings and non-cash items including depreciation, amortization and share-based compensation expenses during the current fiscal year.

Net cash used in investing activities:

Net cash used in investing activities was $133.0 million for the six months ended December 31, 2018, compared to net cash used of $209.9 million for the same period last fiscal year. Net cash used in investing activities during the current six months ended December 31, 2018 included $54.2 million for acquisitions of businesses, $74.4 million of cash paid for property plant and equipment used to build capacity to meet the growing demand for the Company’s product portfolio, and $4.5 million for a 10% equity investment in a privately held company.

Net cash provided by financing activities:

Net cash provided by financing activities was $31.3 million for the six months ended December 31, 2018, compared to net cash provided by financing activities of $126.2 million for the same period last fiscal year. Net cash provided by financing activities included net borrowing on long-term debt of $35.0 million to fund the acquisition of CoAdna and fiscal year 2018 incentive compensation paid in August 2018 as well as $6.2 million of cash received from the exercises of stock options.  Net cash provided by financing activities was offset by payments of $6.4 million in satisfaction of employees’ minimum tax obligations from the vesting of equity awards as well as a $3.5 million earnout payments relating to prior year acquisitions.

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

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $238.0 million as of December 31, 2018 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of September 30, 2018, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following table sets forth total interest expense recognized related to the Notes for the three and six months ended December 31, 2018, and 2017:

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
0.25% contractual coupon	$221	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,145	6,255
Interest expense	$3,366	$6,696

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
0.25% contractual coupon	$219	$297
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,935	4,043
Interest expense	$3,154	$4,340

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $43.8 million as of December 31, 2018 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2018, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.5 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At December 31, 2018 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of December 31, 2018, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $201.4 million and $246.4 million under its lines of credit as of December 31, 2018 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were $0.4 million as of December 31, 2018 and June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.7% and 1.4% for the three months ended December 31, 2018 and 2017, respectively.

Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the six months ended December 31, 2018. Through December 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	December 31,	June 30,
	2018	2018
Cash and cash equivalents	$230.3	$247.0
Available borrowing capacity	201.4	246.4
Total debt obligation	531.6	439.0

The Company believes that cash flow from operations, existing cash reserves and available borrowing capacity will allow the Company to fund its working capital needs, capital expenditures, repayment of scheduled long-term borrowings and capital lease obligations, investments in internal research and development, completion of its planned merger with Finisar, share repurchases and growth objectives for the next twelve months.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2018 and June 30, 2018, the Company held approximately $201 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States. The recently enacted “Tax Cuts and Jobs Act” created significant changes to the taxation of undistributed foreign earnings and could change our future intentions regarding repatriation of earnings.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2018.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$531,555	$20,000	$166,555	$345,000	$-
Interest payments(1)	31,370	9,597	14,222	2,835	4,716
Capital lease obligations	24,835	962	2,294	2,849	18,730
Operating lease obligations(2)	122,700	21,300	32,400	21,000	48,000
Purchase obligations(3) (4)	29,481	26,148	3,333	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$739,941	$78,007	$218,804	$371,684	$71,446

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at December 31, 2018 relating to the Amended Credit Facility, the Notes and interest relating to the Company’s capital lease obligation.

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

The Company’s gross unrecognized income tax benefit at December 31, 2018 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2019 to be $1.6 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen, Chinese Renminbi, Swiss Franc, and the Euro. No significant changes have occurred in the techniques and instruments used other than those described below.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates.

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $15.4 million and $12.0 million at December 31, 2018 and June 30, 2018, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.0 million to an increase of $2.5 million for the three months ended December 31, 2018.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a loss of $2.3 million in the Condensed Consolidated Statement of Earnings related to these contracts for the six months ended December 31, 2018.

Euro

The Company has short-term intercompany notes that are denominated in U.S. dollars with one of the Company’s European subsidiaries. A 10% change in the Euro to U.S. dollar exchange rate would have changed net earnings in the range from a decrease of $0.8 million to an increase of $1.0 million for the three months ended December 31, 2018.

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

Interest Rate Risks

As of December 31, 2018, the Company’s total outstanding borrowings of $531.6 million consisted of $182.7 million of variable rate debt borrowings from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $55.0 million under the Company’s Credit Facility denominated in U.S. dollars and a line of credit borrowing of $125.0 million under the Company’s Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $0.2 and $0.9 million for the three and six months ended December 31, 2018.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Current Report on Form 8-K dated December 27, 2018 for the year ended June 30, 2018, and in the section entitled “Risk Factors” in the joint proxy statement/prospectus filed the Company with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on February 8, 2019 in connection with our pending acquisition of Finisar, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2018, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended December 31, 2018:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
October 1, 2018 to October 31, 2018	-		$-	-	$30,906,904
November 1, 2018 to November 30, 2018	41,727	(1)	$35.94	-	$30,906,904
December 1, 2018 to December 31, 2018	-		$-	-	$30,906,904
Total	41,727		$35.94	-

(1)	Includes 41,727 shares of our Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

2.01	Agreement and Plan of Merger, dated November 8, 2018, by and among II-VI Incorporated, Mutation Merger Sub Inc. and Finisar Corporation*	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by II-VI Incorporated on November 9, 2018.
10.01	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan**	Filed herewith.

10.02	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan**	Filed herewith.

10.03	Form of Restricted Share Unit Settled In Cash Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan**	Filed herewith.

10.04	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan**	Filed herewith.

10.05	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan**	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Furnished herewith.

101	Interactive Data File	Filed herewith.
*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**Denotes management contract or compensatory plan, contract or arrangement.

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

II-VI INCORPORATED
(Registrant)

Date: February 8, 2019	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: February 8, 2019	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer