Form 10-Q
period 2019-03-31
II-VI INC
filed 2019-05-09
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	IIVI	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 6, 2019, 63,522,201 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	March 31,	June 30,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$221,210	$247,038
Accounts receivable - less allowance for doubtful accounts of $1,437 at March 31, 2019 and $837 at June 30, 2018	252,361	215,032
Inventories	301,861	248,268
Prepaid and refundable income taxes	9,208	7,845
Prepaid and other current assets	32,231	43,654
Total Current Assets	816,871	761,837
Property, plant & equipment, net	569,529	524,890
Goodwill	319,935	270,678
Other intangible assets, net	144,792	125,069
Investments	76,452	69,215
Deferred income taxes	5,021	2,046
Other assets	9,377	7,926
Total Assets	$1,941,977	$1,761,661

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$23,834	$20,000
Accounts payable	101,243	89,774
Accrued compensation and benefits	58,150	66,322
Accrued income taxes payable	12,177	17,392
Other accrued liabilities	44,371	42,979
Total Current Liabilities	239,775	236,467
Long-term debt	484,814	419,013
Deferred income taxes	29,594	27,241
Other liabilities	74,236	54,629
Total Liabilities	828,419	737,350
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 76,227,982 shares at March 31, 2019; 75,692,683 shares at June 30, 2018	375,195	351,761
Accumulated other comprehensive income (loss)	(10,209)	(3,780)
Retained earnings	915,553	836,064
	1,280,539	1,184,045
Treasury stock, at cost - 12,560,332 shares at March 31, 2019 and 12,395,791 shares at June 30, 2018	(166,981)	(159,734)
Total Shareholders' Equity	1,113,558	1,024,311
Total Liabilities and Shareholders' Equity	$1,941,977	$1,761,661

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$342,496	$294,746

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	215,212	176,361
Internal research and development	36,026	30,560
Selling, general and administrative	60,128	53,346
Interest expense	5,647	5,014
Other expense (income), net	(1,532)	(1,755)
Total Costs, Expenses, & Other Expense (Income)	315,481	263,526

Earnings Before Income Taxes	27,015	31,220

Income Taxes	2,377	1,122

Net Earnings	$24,638	$30,098

Basic Earnings Per Share	$0.39	$0.48

Diluted Earnings Per Share	$0.38	$0.45

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

($000 except per share data)

	Nine Months Ended
	March 31,
	2019	2018
Revenues	$999,768	$837,719

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	617,071	503,926
Internal research and development	102,961	83,898
Selling, general and administrative	171,787	153,156
Interest expense	16,811	13,303
Other expense (income), net	(2,946)	(4,551)
Total Costs, Expenses, & Other Expense (Income)	905,684	749,732

Earnings Before Income Taxes	94,084	87,987

Income Taxes	14,595	27,152

Net Earnings	$79,489	$60,835

Basic Earnings Per Share	$1.25	$0.97

Diluted Earnings Per Share	$1.21	$0.93

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

($000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net earnings	$24,638	$30,098	$79,489	$60,835
Other comprehensive income (loss):
Foreign currency translation adjustments	8,680	15,703	(6,425)	30,885
Pension adjustment, net of taxes of $8 and ($1) for the three and nine months ended March 31, 2019, respectively, and ($32) and $- for the three and nine months ended March 31, 2018, respectively	29	(118)	(4)	-
Comprehensive income	$33,347	$45,683	$73,060	$91,720

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net earnings	$79,489	$60,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	55,616	47,157
Amortization	12,011	10,992
Share-based compensation expense	15,780	11,562
Losses on foreign currency remeasurements and transactions	820	789
Earnings from equity investments	(2,778)	(2,607)
Deferred income taxes	(5,895)	(1,612)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(30,936)	5,644
Inventories	(50,100)	(33,446)
Accounts payable	14,706	12,205
Income taxes	(972)	9,558
Accrued compensation and benefits	(7,802)	(6,039)
Other operating net assets	34,453	(1,093)
Net cash provided by operating activities	114,392	113,945
Cash Flows from Investing Activities
Additions to property, plant & equipment	(108,170)	(116,477)
Purchases of businesses	(83,867)	(80,503)
Purchases of equity investments	(4,480)	(51,655)
Other investing activities	118	429
Net cash used in investing activities	(196,399)	(248,206)
Cash Flows from Financing Activities
Proceeds from issuance of 0.25% convertible senior notes due 2022	-	345,000
Proceeds from borrowings under Credit Facility	150,000	100,000
Payments on borrowings under Credit Facility	(90,000)	(277,000)
Proceeds from exercises of stock options	7,507	8,836
Payments on earnout arrangements	(3,540)	-
Payments in satisfaction of employees' minimum tax obligations	(7,100)	(4,040)
Purchases of treasury stock	-	(49,875)
Debt issuance costs	-	(10,061)
Net cash provided by financing activities	56,867	112,860
Effect of exchange rate changes on cash and cash equivalents	(688)	12,757
Net decrease in cash and cash equivalents	(25,828)	(8,644)
Cash and Cash Equivalents at Beginning of Period	247,038	271,888
Cash and Cash Equivalents at End of Period	$221,210	$263,244
Cash paid for interest	$6,708	$4,680
Cash paid for income taxes	$20,340	$16,588
Non-cash transactions:
Additions to property, plant & equipment included in accounts payable	$4,552	$3,388

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Nine months ended March 31, 2019	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	535	23,434	-	-	(165)	(7,247)	16,187
Net earnings	-	-	-	79,489	-	-	79,489
Foreign currency translation adjustments	-	-	(6,425)	-	-	-	(6,425)
Pension adjustment, net of taxes of $(1)	-	-	(4)	-	-	-	(4)
Balance - March 31, 2019	76,228	$375,195	$(10,209)	$915,553	(12,561)	$(166,981)	$1,113,558

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Nine months ended March 31, 2018	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2017	74,081	$269,638	$(13,778)	$748,062	(10,940)	$(103,359)	$900,563
Share-based and deferred compensation activities	845	20,456	-	-	(1,519)	(53,973)	(33,517)
Net earnings	-	-	-	60,835	-	-	60,835
Foreign currency translation adjustments	-	-	30,885	-	-	-	30,885
Equity portion of convertible debt, net of issuance costs of $1,694	-	56,406	-	-	-	-	56,406
Balance - March 31, 2018	74,926	$346,500	$17,107	$808,897	(12,459)	$(157,332)	$1,015,172

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three months ended March 31, 2019	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - December 31, 2018	76,124	$367,195	$(18,918)	$890,915	(12,538)	$(166,019)	$1,073,173
Share-based and deferred compensation activities	104	8,000	-	-	(23)	(962)	7,038
Net earnings	-	-	-	24,638	-	-	24,638
Foreign currency translation adjustments	-	-	8,680	-	-	-	8,680
Pension adjustment, net of taxes of $8	-	-	29	-	-	-	29
Balance - March 31, 2019	76,228	$375,195	$(10,209)	$915,553	(12,561)	$(166,981)	$1,113,558

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three months ended March 31, 2018	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - December 31, 2017	74,817	$340,548	$1,522	$778,799	(12,454)	$(156,968)	$963,901
Share-based and deferred compensation activities	109	5,952	-	-	(5)	(364)	5,588
Net earnings	-	-	-	30,098	-	-	30,098
Foreign currency translation adjustments	-	-	15,703	-	-	-	15,703
Pension adjustment, net of taxes of $32	-	-	(118)	-	-	-	(118)
Balance - March 31, 2018	74,926	$346,500	$17,107	$808,897	(12,459)	$(157,332)	$1,015,172

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated December 27, 2018. The consolidated results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2018 was derived from the Company’s audited consolidated financial statements.

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

The Company has elected to utilize the optional transition method. We have reviewed the requirements of this standard and are executing our plan for implementation. We have evaluated our leasing arrangements and selected a software repository to track all of our lease agreements to assist in the reporting and disclosures required by the standard. We will continue to assess and disclose the impact that this new guidance will have on our consolidated financial statements, disclosures and related controls, when known. We expect that the adoption will result in an increase to our long-term assets and long-term liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

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

At the effective time of the Merger (the “Effective Time”), each option granted pursuant to Finisar’s 2005 Stock Incentive Plan, as such plan has been further amended and restated (each, a “Finisar Stock Option”), or portion thereof, that is outstanding and unexercised as of immediately prior to the Effective Time (whether vested or unvested) will be cancelled, terminated and converted into the right to receive an amount of Mixed Election Consideration that would be payable to a holder of such number of shares of Finisar Common Stock equal to the quotient of (i) the product of (a) the excess, if any, of $26.00 over the exercise price per share of such Finisar Stock Option multiplied by (b) the number of shares of Finisar Common Stock subject to such Finisar Stock Option, divided by (ii) $26.00.

At the Effective Time, each restricted stock unit granted pursuant to Finisar’s 2005 Stock Incentive Plan, as such plan has been further amended and restated, each, a “Finisar Restricted Stock Unit”), or portion thereof, that is outstanding and subject to a performance-based vesting condition that relates solely to the value of Finisar Common Stock will, to the extent such Finisar Restricted Stock Unit vests in accordance with its terms in connection with the Merger (the “Participating RSUs”), be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration at the election of the holder of such Participating RSUs, subject to proration adjustment.

At the Effective Time, each Finisar Restricted Stock Unit (or portion thereof) that is outstanding and unvested, does not vest in accordance with its terms in connection with the Merger and is either (x) subject to time-based vesting requirements only or (y) subject to a performance-based vesting condition other than the value of Finisar Common Stock will be assumed by II-VI (each, an “Assumed RSU”). Each Assumed RSU will be subject to substantially the same terms and conditions as applied to the related Finisar Restricted Stock Unit immediately prior to the Effective Time, including the vesting schedule (and the applicable performance-vesting conditions in the case of a grant contemplated by clause (y) of the preceding sentence) and any provisions for accelerated vesting applicable thereto, except that the number of shares of II-VI Common Stock subject to each Assumed RSU will be equal to the product of (i) the number of shares of Finisar Common Stock underlying such unvested Finisar Restricted Stock Unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of (a) 0.2218 plus (b) the quotient obtained by dividing (1) $15.60 by (2) the volume weighted average price per share of II-VI Common Stock (rounded to the nearest cent) on the Nasdaq Global Select Market for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time (with the resulting number rounded down to the nearest whole share).

II-VI filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to the Merger, and that registration statement became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, on February 7, 2019. Shareholders of II-VI and stockholders of Finisar voted to approve proposals related to the Merger at special meetings held on March 26, 2019 by the respective companies.

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Merger has expired without a request for additional information.  Other regulatory approvals applicable to the Merger have been obtained in Germany, Mexico and Romania.

On November 8, 2018, in connection with its entry into the Merger Agreement, II-VI entered into a commitment letter (together with a related fee letter) with Bank of America, N.A., which was subsequently amended and restated on December 7, 2018 and on December 14, 2018 (together with one or more related fee letters, the “Commitment Letter”). Subject to the terms and conditions set forth in the Commitment Letter, the lender parties thereto severally committed to provide 100% of up to $2.425 billion in aggregate principal amount of senior secured credit facilities of II-VI.

On March 4, 2019, II-VI entered into a Credit Agreement, dated as of March 4, 2019 (the “New Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto. Pursuant to the terms and subject to the conditions therein, the New Credit Agreement provides for senior secured financing of $1.625 billion in the aggregate, consisting of (i) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $1.175 billion (the “Term A Facility”) and (ii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $450.0 million (the “Revolving Credit Facility” and together with the Term A Facility, the “New Senior Credit Facilities”). The New Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million, subject to adjustment in accordance with the terms of the New Credit Agreement. II-VI anticipates using the proceeds from the Term A Facility, together with a separately committed term B loan facility in an aggregate principal amount of up to $800.0 million (the “Term B Facility”) and cash and short-term investments of II-VI and Finisar, to pay the cash portion of the merger consideration payable in connection with the Merger and related fees and expenses. II-VI currently does not intend to draw on the Revolving Credit Facility in order to fund the cash portion of the merger consideration payable in connection with the Merger.

The funding obligations of the lenders under the New Senior Credit Facilities are subject to certain currently unsatisfied conditions, including the consummation of the Merger. Accordingly, no borrowings are currently outstanding under the New Senior Credit Facilities, and II-VI currently is not able to borrow under the New Senior Credit Facilities. Further, II-VI expects that the New Credit Agreement will be amended prior to the Closing Date to reflect syndication of the Term B Facility and to finalize certain other terms in the New Credit Agreement. Upon the consummation of the Merger, the New Senior Credit Facilities, governed by the New Credit Agreement as it may be amended as of such time, will be used (i) to refinance in full the Amended Credit Facility (as defined in Note 10) and (ii) on or after the date of the consummation of the Merger, to repay amounts owed in connection with Finisar’s outstanding convertible notes, currently in an aggregate principal amount outstanding of $575.0 million, including the proceeds of a portion of the Term A Facility which will be available to II-VI for a certain period after the initial funding under the New Senior Credit Facilities.

Unless and until the Merger is consummated and the other currently unsatisfied conditions to the funding obligations of the lenders under the New Senior Credit Facilities are satisfied or waived, the Amended Credit Facility remains in effect in accordance with its terms.

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China.  Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Finisar expect that the Merger will be completed approximately the middle of 2019.  However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

Note 4.	Acquisitions

CoAdna Holdings, Inc.

In September 2018, the Company acquired CoAdna Holdings, Inc.  (“CoAdna”), a previously publicly traded company on the Taiwan Stock Exchange with headquarters in Sunnyvale, CA, in a cash transaction valued at approximately $85.0 million, inclusive of cash acquired of approximately $42.2 million at closing.

CoAdna is a global leader in wavelength selective switches based on its patented liquid crystal platform. CoAdna operates within the Company’s II-VI Photonics operating segment. Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes.

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

The goodwill of $24.8 million is included in the II-VI Photonics segment and is attributed to the expected synergies and the assembled workforce of CoAdna. None of the goodwill is deductible for income tax purposes. The fair value of accounts receivable acquired was $5.7 million, with the gross contractual amount being $5.7 million. The Company expensed transaction costs during the nine months ended March 31, 2019 of $1.9 million.

The amount of revenues of CoAdna included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2019, was $2.3 million and $12.4 million, respectively. The amount of net loss of CoAdna included in the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2019 was immaterial.

Purchase of a Product Line

In November 2018, the Company acquired certain assets of a product line in a cash transaction valued at approximately $10.0 million. In conjunction with the acquisition of the product line, the Company acquired inventory of $0.2 million, equipment of $2.3 million, acquired technology of $6.3 million, and recorded goodwill of $1.2 million. The goodwill is deductible for income tax purposes. The goodwill is recorded in the II-VI Photonics segment and is attributed to the workforce acquired as part of the transaction. Transaction expenses for this acquisition were insignificant for the three and nine months ended March 31, 2019.

Redstone Aerospace Corporation

In March 2019, the Company acquired Redstone Aerospace Corporation (“Redstone”), an aerospace and defense company located in Colorado. Redstone has unique capabilities to continue our growth in the emerging high-energy market. The consideration consisted of initial cash paid at the acquisition date of $28.0 million, net of cash acquired. In addition, the acquisition agreement provides up to a maximum of $2.0 million of additional cash earn out opportunities based on achievement of certain agreed-upon financial objectives.

The following table presents the preliminary purchase price at the date of acquisition ($000):

Net cash paid at acquisition	$27,959
Fair value of cash earn out arrangement	1,776
Purchase price	$29,735

Due to the timing of the acquisition, the Company is still in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes. The following table presents a preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Accounts receivable	$1,800
Property, plant & equipment	300
Intangible assets	9,100
Goodwill	19,700
Total assets acquired	$30,900

Liabilities
Non-Interest bearing liabilities	$1,165
Total liabilities assumed	1,165
Net assets acquired	$29,735

The goodwill is recorded in the II-VI Performance Products segment and is attributed to the technology and workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes.  At the time of the acquisition, the Company expected to collect all of the accounts receivable. Transaction expenses for this acquisition were insignificant for the three and nine months ended March 31, 2019.

The amount of revenues and net earnings from the acquisition included in the Company’s Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2019 were insignificant.

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

For contracts with commercial customers, which comprise the majority of the Company’s performance obligations, ownership of the goods and associated revenue are transferred to customers at a point in time, generally upon shipment of a product (“Direct Ship Parts”) to the customer or receipt of the product by the customer and without significant judgments. The majority of contracts typically require payment within 30 to 60 days after transfer of ownership to the customer.

Contracts with the United States (“U.S.”) government through its prime contractors are typically for products or services with no alternative future use to the Company with an enforceable right to payment for performance completed to date, whereas commercial contracts typically have alternative use. Customized products with no alternative future use to the Company with an enforceable right to payment for performance completed to date are recorded over time utilizing the output method of units delivered. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time due to short cycle time and immaterial work-in-process balances. The majority of contracts typically require payment within 30 to 60 days after transfer of ownership to the customer.

Service revenue includes repairs, non-recurring engineering, tolling arrangements and installation. Repairs, tolling and installation activities are usually completed in a short period of time (normally less than one month) and therefore recorded at a point in time when the services are completed. Non-recurring engineering arrangements are typically recognized over time under the time and material practical expedient, as the entity has a right to consideration from a customer, in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The majority of contracts typically require payment within 60 days.

The Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $252.4 million as accounts receivable, as of March 31, 2019, net of allowance for doubtful accounts within the Condensed Consolidated Balance Sheet.

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

Disaggregation of Revenue

The following tables summarize disaggregated revenue by revenue market, and product for the three and nine months ended March 31, 2019 ($000):

	Three Months Ended March 31, 2019
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Total
Commercial
Direct Ship Parts	$94,907	$164,074	$49,094	$308,075
Services	267	2,399	2,348	5,014

U.S. Government
Direct Ship Parts	$2,286	$-	$24,858	$27,144
Services	14	-	2,249	2,263

Total Revenues	$97,474	$166,473	$78,549	$342,496

	Nine Months Ended March 31, 2019
	II-VI		II-VI
	Laser	II-VI	Performance
	Solutions	Photonics	Products	Total
Commercial
Direct Ship Parts	$298,671	$455,404	$130,895	$884,970
Services	2,520	5,919	6,979	15,418

U.S. Government
Direct Ship Parts	$8,021	$-	$79,810	$87,831
Services	14	-	11,535	11,549

Total Revenues	$309,226	$461,323	$229,219	$999,768

Note 6.	Other Investments

Equity Investment in Privately-Held Company

In November 2017, the Company acquired a 93.8% equity investment in a privately-held company (“Equity Investment”) for $51.5 million. In addition, the Company paid $0.2 million for a working capital adjustment to that purchase price. The Company’s pro-rata share of earnings/(loss) from this investment for the three and nine months ended March 31, 2019 was $(0.2) million and $1.8 million, respectively. The Company’s pro rata share of earnings from this investment for the three and nine months ended March 31, 2018 was $0.8 million and $2.0 million, respectively, and was recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	March 31, 2019	March 31, 2019 ($000)
USA	Equity Investment	93.8%	$58,174

The Equity Investment has been determined to be a variable interest entity because the Company has an overall 93.8% economic position in the investee, comprising a significant portion of its capitalization, but has only a 25% voting interest. The Company’s right to receive rewards and obligation to absorb expected losses is disproportionate to its voting interest. The Company is not the primary beneficiary because it does not have the power to direct the activities of the equity investment that most significantly impact its economic performance. Certain business decisions, including decisions with respect to operating budgets, material capital expenditures, indebtedness, significant acquisitions or dispositions, and strategic decisions, require the approval of owners holding a majority percentage in the Equity Investment. Beginning on the date it was acquired, the Company accounted for its interest as an equity method investment, as the Company has the ability to exercise significant influence over operating and financial policies of the Equity Investment.

As of March 31, 2019 and June 30, 2018, the Company’s maximum financial statement exposure related to this Equity Investment was approximately $58.2 million and $56.3 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheet as of March 31, 2019.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders, and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests, at any time on or after the third anniversary of the investment, or earlier upon certain events. The purchase price is equal to the greater of: (a) (i) the product of the aggregate trailing 12-month revenues of the equity investment preceding the date of purchase, multiplied by (ii) a factor of 2.9 multiplied by (iii) a factor of 0.723, multiplied by (iv) the percentage interest owned by each minority equity holder and (b) $966,666. The Company performed a Monte Carlo simulation to estimate the fair value of the net put option at the investment date and recorded a liability of $2.2 million in Other long-term liabilities in the Condensed Consolidated Balance Sheet in accordance with ASC 815-10, Derivatives and Hedging. The fair value of the net put option is adjusted as necessary on a quarterly basis, with any changes in the fair value recorded through earnings. The change in fair value of the net purchase option from the investment date to March 31, 2019 was not material.

Guangdong Fuxin Electronic Technology Equity Investment

The Company has an equity investment of 20.2% in Guangdong Fuxin Electronic Technology, based in Guangdong Province, China, which is accounted for under the equity method of accounting. The total carrying value of the investment recorded at March 31, 2019 and June 30, 2018 was $13.8 million and $12.9 million, respectively. During the three and nine months ended March 31, 2019, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.9 million, respectively. During the three and nine months ended March 31, 2018, the Company’s pro-rata share of earnings from this investment was $0.2 million and $0.5 million, respectively.  Equity earnings were recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

Other Equity Investment

During the quarter ended September 30, 2018, the Company acquired a 10% equity investment in a privately-held company for $4.5 million.  The Company has determined that the equity interest does not give it the ability to exercise significant influence or joint control.  Therefore, the Company will not account for this investment under the equity method of accounting.  Under ASU 2016-01, Financial Instruments, the Company has elected the measurement alternative, as the investment does not have a readily determinable fair value.  Under the alternative, the Company measures the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the Company for which there were none during the quarter ended March 31, 2019.

Note 7.	Inventories

The components of inventories were as follows ($000):

	March 31,	June 30,
	2019	2018
Raw materials	$122,416	$97,502
Work in progress	101,320	83,002
Finished goods	78,125	67,764
	$301,861	$248,268

Note 8.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	March 31,	June 30,
	2019	2018
Land and improvements	$8,992	$9,072
Buildings and improvements	230,024	216,507
Machinery and equipment	718,020	633,934
Construction in progress	85,153	88,350
	1,042,189	947,863
Less accumulated depreciation	(472,660)	(422,973)
	$569,529	$524,890

Note 9.	Goodwill and Other Intangible Assets

Effective July 1, 2018, the Company realigned the composition of its operating segments. The Company moved Laser Systems Group from II-VI Laser Solutions to II-VI Photonics and moved IPI from II-VI Photonics to II-VI Performance Products.  All applicable information has been restated to reflect this change. The Company used the relative fair value method to reallocate goodwill to the associated reporting units in connection with the realignment.

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2019
	II-VI Laser	II-VI	II-VI Performance
	Solutions	Photonics	Products	Total
Balance-beginning of period	$98,737	$109,670	$62,271	$270,678
Goodwill acquired	-	26,015	23,349	49,364
Foreign currency translation	(85)	(22)	-	(107)
Balance-end of period	$98,652	$135,663	$85,620	$319,935

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2019 and June 30, 2018 were as follows ($000):

	March 31, 2019			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$91,832	$(37,688)	$54,144	$66,812	$(32,979)	$33,833
Trademarks	15,825	(1,569)	14,256	15,882	(1,471)	14,411
Customer Lists	134,189	(57,797)	76,392	127,603	(50,792)	76,811
Other	1,570	(1,570)	-	1,573	(1,559)	14
Total	$243,416	$(98,624)	$144,792	$211,870	$(86,801)	$125,069

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

In conjunction with the acquisition of Redstone, the Company recorded $9.1 million of acquired technology. The acquired technology was recorded based on the Company’s preliminary purchase price allocation utilizing a relief from royalty method to derive the fair value. The valuation is expected to be finalized within one year of the date of acquisition.

Technology and patents are being amortized over a range of 60 to 240 months, with a weighted average remaining life of approximately 86 months. Customer lists are being amortized over a range of approximately 120 to 240 months, with a weighted average remaining life of approximately 131 months. The gross carrying amount of trademarks includes $14.0 million of acquired trade names with indefinite lives that are not amortized but tested annually for impairment or more frequently if a triggering event occurs. Included in the gross carrying amount and accumulated amortization of the Company’s intangible assets is the effect of foreign currency translation on that portion of the intangible assets relating to the Company’s foreign subsidiaries.

At March 31, 2019, the estimated amortization expense for the existing intangible assets for each of the five succeeding fiscal years is as follows ($000):

Fiscal Year Ending June 30,	Amount
Remaining 2019	$4,500
2020	17,900
2021	16,600
2022	14,900
2023	14,500

Note 10.	Debt

The components of debt for the periods indicated were as follows ($000):

	March 31,	June 30,
	2019	2018
0.25% convertible senior notes	$345,000	$345,000
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(47,042)	(56,409)
Term loan, interest at LIBOR, as defined, plus 1.75%	50,000	65,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	155,000	80,000
Credit facility unamortized debt issuance costs	(852)	(1,126)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	2,708	2,714
Note payable assumed in IPI acquisition	3,834	3,834
Total debt	508,648	439,013
Current portion of long-term debt	(23,834)	(20,000)
Long-term debt, less current portion	$484,814	$419,013

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

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $273.0 million as of March 31, 2019 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of March 31, 2019, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following tables set forth total interest expense recognized related to the Notes for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
0.25% contractual coupon	$216	$656
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,112	9,367
Interest expense	$3,328	$10,023

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
0.25% contractual coupon	$216	$513
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,974	7,017
Interest expense	$3,190	$7,530

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $41.1 million as of March 31, 2019 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2019, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.6 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At March 31, 2019 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2019, the Company was in compliance with all financial covenants under its Yen facility.

Note Payable

In conjunction with the acquisition of IPI, the Company assumed a non-interest bearing note payable owed to a major customer of IPI. The agreement, if not terminated early by either party, is payable in full in January 2020.

Aggregate Availability

The Company had aggregate availability of $171.8 million and $246.4 million under its lines of credit as of March 31, 2019 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were insignificant as of March 31, 2019 and $0.4 million as of June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.6% and 1.4% for the nine months ended March 31, 2019 and 2018, respectively.

Remaining Annual Principal Payments

Remaining annual principal payments under the Company’s existing credit obligations from March 31, 2019 were as follows:

			U.S.
			Dollar
	Term	Yen Line	Line of	Note	Convertible
Period	Loan	of Credit	Credit	Payable	Notes	Total
Year 1	$20,000	$-	$-	$3,834	$-	$23,834
Year 2	20,000	2,708	-	-	-	22,708
Year 3	10,000	-	155,000	-	-	165,000
Year 4	-	-	-	-	345,000	345,000
Year 5	-	-	-	-	-	-
Total	$50,000	$2,708	$155,000	$3,834	$345,000	$556,542

Note 11.	Income Taxes

The Company’s year-to-date effective income tax rate at March 31, 2019 and 2018 was 15.5% and 30.9%, respectively. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates. The Company’s year-to-date effective income tax rate was also impacted by one-time charges related to the Tax Cuts and Jobs Act (“Tax Act”) during the nine months ended March 31, 2018.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2019 and June 30, 2018, the Company’s gross unrecognized income tax benefit was $9.8 million and $9.9 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $2.4 million of the gross unrecognized tax benefits at March 31, 2019 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $0.2 million and $0.6 million, at March 31, 2019 and June 30, 2018, respectively. Fiscal years 2017 to 2019 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2014 to 2019 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2019 remain open to examination by certain foreign taxing jurisdictions. During the quarter ended March 31, 2019 the Company completed the examination of its U.S. Federal income tax return for the year ended June 30, 2016. Certain subsidiary companies are currently under examination in the Philippines for the year ended June 30, 2017; Germany for the years ended June 2012 through June 2015; and New Jersey for the years ended 2014 through June 30, 2017. The Company believes its income tax reserves for these tax matters are adequate.

U.S. Tax Reform

On December 22, 2017, the Tax Act was signed into law. The Tax Act includes changes to the U.S. statutory federal tax rate and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things.  As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) and the amounts are no longer considered provisional.  The Company’s transition tax increased due to finalization of calculations and consideration of Notices and regulations issued by the U.S. Department of Treasury and the Internal Revenue Service; however, the increase is offset by available net operating loss and credit carryforwards which currently have a valuation allowance.  Consequently, the tax expense reported is reduced by the release of the valuation allowance on the U.S. deferred tax assets, and as result, there was no material financial statement impact due to finalization of the provisional estimates recorded in the year ended June 30, 2018.

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

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the if-converted method was anti-dilutive for both the three and nine months ended March 31, 2019 and was excluded from the calculation of earnings per share ($000 except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net earnings	$24,638	$30,098	$79,489	$60,835
Numerator for basic income per share	$24,638	$30,098	$79,489	$60,835
Effect of dilutive securities:
Interest expense, net of tax, on 0.25% Convertible Senior Notes due 2022	-	2,520	-	-
Numerator for diluted income per share	$24,638	$32,618	$79,489	$60,835
Denominator:
Denominator for basic income per share - weighted average shares	63,612	62,427	63,539	62,491
Effect of dilutive securities:
Dilutive effect of common stock equivalents	2,089	2,624	2,305	2,633
0.25% Convertible Senior Notes due 2022	-	7,331	-	-
Dilutive potential common shares	2,089	9,955	2,305	2,633
Denominator for diluted income per share	65,701	72,382	65,844	65,124
Net earnings per share:
Basic earnings per common share	$0.39	$0.48	$1.25	$0.97
Diluted earnings per common share	$0.38	$0.45	$1.21	$0.93

The following table presents potential shares of Common Stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Common stock equivalents	109	199	119	140
0.25% Convertible Senior Notes due 2022	7,331	-	7,331	7,331
Total anti-dilutive shares	7,440	199	7,450	7,471

Note 13.	Segment Reporting

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

In September 2018, November 2018, and March 2019, the Company completed its acquisitions of CoAdna, an additional product line, and Redstone, respectively. See Note 4, Acquisitions.  The operating results of these acquisitions have been reflected in the selected financial information of the Company’s II-VI Photonics segment, with the exclusion of Redstone that is reflected in the II-VI Performance Products Segment, since the date of the acquisitions.

The accounting policies are consistent across each of the segments. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings before income taxes, interest and other income or expense. Eliminations and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the Finisar transaction. See Note 3 for additional information.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2019
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$97,474	$166,473	$78,549	$-	$342,496
Inter-segment revenues	15,301	3,115	5,392	(23,808)	-
Operating income (expense)	5,937	20,723	8,377	(3,907)	31,130
Interest expense	-	-	-	-	(5,647)
Other income (expense), net	-	-	-	-	1,532
Income taxes	-	-	-	-	(2,377)
Net earnings	-	-	-	-	24,638
Depreciation and amortization	11,189	6,795	5,177	-	23,161
Segment assets	721,234	685,141	535,602	-	1,941,977
Expenditures for property, plant & equipment	17,566	11,177	6,040	-	34,783
Investments	-	-	76,452	-	76,452

	Three Months Ended March 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$104,537	$122,037	$68,172	$-	$294,746
Inter-segment revenues	8,268	(175)	6,870	(14,963)	-
Operating income	11,602	14,024	8,853	-	34,479
Interest expense	-	-	-	-	(5,014)
Other income (expense), net	-	-	-	-	1,755
Income taxes	-	-	-	-	(1,122)
Net earnings	-	-	-	-	30,098
Depreciation and amortization	10,112	5,843	3,969	-	19,924
Expenditures for property, plant & equipment	16,542	14,754	7,319	-	38,614

	Nine Months Ended March 31, 2019
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$309,226	$461,323	$229,219	$-	$999,768
Inter-segment revenues	42,486	8,451	17,113	(68,050)	-
Operating income (expense)	30,469	59,722	28,768	(11,010)	107,949
Interest expense	-	-	-	-	(16,811)
Other income (expense), net	-	-	-	-	2,946
Income taxes	-	-	-	-	(14,595)
Net earnings	-	-	-	-	79,489
Depreciation and amortization	32,629	19,456	15,542	-	67,627
Expenditures for property, plant & equipment	44,460	34,451	29,259	-	108,170

	Nine Months Ended March 31, 2018
	II-VI		II-VI
	Laser	II-VI	Performance	Eliminations &
	Solutions	Photonics	Products	Other	Total
Revenues	$297,506	$353,281	$186,932	$-	$837,719
Inter-segment revenues	22,335	8,185	19,180	(49,700)	-
Operating income	23,695	49,687	23,357	-	96,739
Interest expense	-	-	-	-	(13,303)
Other income (expense), net	-	-	-	-	4,551
Income taxes	-	-	-	-	(27,152)
Net earnings	-	-	-	-	60,835
Depreciation and amortization	27,165	17,019	13,965	-	58,149
Expenditures for property, plant & equipment	52,724	32,429	30,284	-	115,437

Note 14.	Share-Based Compensation

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

Share-based compensation expense is allocated approximately 20% to cost of goods sold and 80% to selling, general and administrative expense, based on the employee classification of the grantees. Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2019	2018	2019	2018
Stock Options and Cash-Based Stock Appreciation Rights	$2,311	$737	$5,093	$5,262
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	2,336	1,381	7,135	6,125
Performance Share Awards and Cash-Based Performance Share Unit Awards	3,285	1,468	5,999	3,908
	$7,932	$3,586	$18,227	$15,295

Note 15.	Fair Value of Financial Instruments

The FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous markets for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy in accordance with U.S. GAAP. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

•	Level 1 –Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•

Level 2 –Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 –Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.

At March 31, 2019, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

The Company has entered into earnout arrangements in conjunction specified acquisitions, as discussed in Note 4, that provide additional cash earnout opportunities based upon achievement of certain agreed upon financial and operational targets. The fair values of the contingent earnout arrangements and the net put option were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to March 31, 2019; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 10. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at March 31, 2019 ($000):

	Fair Value	Carrying Value
Convertible notes	$359,832	$297,958

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis or for which fair value is disclosed for the periods presented ($000):

	Fair Value Measurements at March 31, 2019 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$43	$-	$43	$-
Liabilities:
Contingent earnout arrangements	$5,322	$-	$-	$5,322
Net put option	$2,024	$-	$-	$2,024

	Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$121	$-	$121	$-
Liabilities:
Contingent earnout arrangements	$5,405	$-	$-	$5,405
Net put option	$2,024	$-	$-	$2,024

The Company’s policy is to report transfers into and out of Levels 1 and 2 of the fair value hierarchy at fair values as of the beginning of the period in which the transfers occur. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2019.

The following table presents a reconciliation of the beginning and ending fair value measurements of the Company’s Level 3 contingent earnout arrangements related to the Company’s acquisitions and the net put option relating to the equity investment acquired in November 2017 ($000):

Significant
Unobservable Inputs
(Level 3)
Balance at July 1, 2018	$7,429
Contingent earnout arrangements:
Payments	(3,540)
Changes in fair value recorded in other expense (income)	(940)
Other earnout arrangements	4,397
Balance at March 31, 2019	$7,346

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its capital lease obligation, excluding the 0.25% Convertible Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.

Note 16.	Post-Retirement Benefits

The Company has a pension plan (the “Swiss Plan”) covering employees of the Zurich, Switzerland subsidiary. Net periodic pension costs associated with the Swiss Plan included the following ($000):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$912	$967	$2,803	$2,865
Interest cost	133	109	409	323
Expected return on plan assets	(239)	(218)	(735)	(646)
Net amortization	37	(150)	(5)	-
Net periodic pension costs	$843	$708	$2,472	$2,542

The Company contributed $0.8 million and $2.4 million to the Swiss Plan during the three and nine months ended March 31, 2019, and $0.9 million and $2.8 million during the three and nine months ended March 31, 2018. The Company currently anticipates contributing an additional estimated amount of approximately $0.8 million to the Swiss Plan during the remainder of fiscal year 2019.

Note 17.	Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase share pursuant to this Program during the quarter ended March 31, 2019. Through March 31, 2019, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

Note 18.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the nine months ended March 31, 2019 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2018	$(1,308)	$(2,472)	$(3,780)
Other comprehensive income before reclassifications	(6,425)	-	(6,425)
Amounts reclassified from AOCI	-	(4)	(4)
Net current-period other comprehensive income	(6,425)	(4)	(6,429)
AOCI - March 31, 2019	$(7,733)	$(2,476)	$(10,209)

Note 19.	Capital Lease

The Company’s OptoElectronic Devices subsidiary entered into a capital lease related to a building in Warren, New Jersey. The following table shows the future minimum lease payments due under the non-cancelable capital lease ($000):

Fiscal Year Ending June 30,	Amount
2019 (remaining)	581
2020	2,355
2021	2,419
2022	2,486
2023	2,554
Thereafter	24,740

Total minimum lease payments	$35,135
Less amount representing interest	10,535

Present value of capitalized payments	$24,600

The current and long-term portion of the capital lease obligation was recorded in Other accrued liabilities and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019 and June 30, 2018. The present value of the minimum capital lease payments at inception was $25 million recorded in Property, Plant & Equipment, net, in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019, with associated depreciation being recorded over the 15-year life of the lease. During the three and nine months ended March 31, 2019, the Company recorded $0.4 million and $1.2 million of depreciation expense associated with the capital leased asset.

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

Although our management considers these expectations and assumptions to be reasonable, actual results could differ materially from any such forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management due to the following factors, among others: dependency on international sales and successful management of global operations; the development and use of new technology; the timely release of new products and acceptance of such new products by the market; our ability to devise and execute strategies to respond to market conditions; our ability to achieve the anticipated benefits of capital investments that we make; the impact of acquisitions on our business and our ability to assimilate recently acquired businesses; our ability to complete our proposed acquisition of Finisar Corporation (“Finisar”) on the anticipated terms and timing or at all; the impact of impairment in goodwill and indefinite-lived intangible assets in one or more of our segments; adverse changes in economic or industry conditions generally (including capital markets) or in the markets served by the Company; our ability to protect our intellectual property; domestic and foreign governmental regulation, including that related to the environment; the impact of a data breach incident on our operations; supply chain issues; the actions of competitors; the purchasing patterns of customers and end-users; the occurrence of natural disasters and other catastrophic events outside of our control; changes in local market laws and practices and risks related to the recent U.S. tax legislation and the Company’s continuing analysis of its impact on the Company and the adoption of increased duties and other trade restrictions. There are additional risk factors that could materially affect the Company’s business, results of operations or financial condition set forth in Part I, Item 1A of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2018 and in the section entitled “Risk Factors” in the joint proxy statement/prospectus filed the Company with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on February 8, 2019 in connection with our pending acquisition of Finisar.

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

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing engineered materials and opto-electronic components for industrial, optical communications, military, semiconductor, medical and consumer applications. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, consumer electronics, security and monitoring applications, U.S. government prime contractors, various U.S. government agencies and thermoelectric solutions suppliers.

In September 2018, November 2018, and March 2019, the Company completed its acquisitions of CoAdna Holdings, Inc. (“CoAdna”), an additional product line, and Redstone Aerospace Corporation (“Redstone”), respectively. See Note 4, Acquisitions.  The operating results of these acquisitions have been reflected in the selected financial information of the Company’s II-VI Photonics segment, with the exclusion of Redstone that is reflected in the II-VI Performance Products Segment, since the dates of the acquisitions.

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

At the effective time of the Merger (the “Effective Time”), each option granted pursuant to Finisar’s 2005 Stock Incentive Plan, as such plan has been further amended and restated (each, a “Finisar Stock Option”), or portion thereof, that is outstanding and unexercised as of immediately prior to the Effective Time (whether vested or unvested) will be cancelled, terminated and converted into the right to receive an amount of Mixed Election Consideration that would be payable to a holder of such number of shares of Finisar Common Stock equal to the quotient of (i) the product of (a) the excess, if any, of $26.00 over the exercise price per share of such Finisar Stock Option multiplied by (b) the number of shares of Finisar Common Stock subject to such Finisar Stock Option, divided by (ii) $26.00.

At the Effective Time, each restricted stock unit granted pursuant to Finisar’s 2005 Stock Incentive Plan, as such plan has been further amended and restated, each, a “Finisar Restricted Stock Unit”), or portion thereof, that is outstanding and subject to a performance-based vesting condition that relates solely to the value of Finisar Common Stock will, to the extent such Finisar Restricted Stock Unit vests in accordance with its terms in connection with the Merger (the “Participating RSUs”), be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration at the election of the holder of such Participating RSUs, subject to proration adjustment.

At the Effective Time, each Finisar Restricted Stock Unit (or portion thereof) that is outstanding and unvested, does not vest in accordance with its terms in connection with the Merger and is either (x) subject to time-based vesting requirements only or (y) subject to a performance-based vesting condition other than the value of Finisar Common Stock will be assumed by II-VI (each, an “Assumed RSU”). Each Assumed RSU will be subject to substantially the same terms and conditions as applied to the related Finisar Restricted Stock Unit immediately prior to the Effective Time, including the vesting schedule (and the applicable performance-vesting conditions in the case of a grant contemplated by clause (y) of the preceding sentence) and any provisions for accelerated vesting applicable thereto, except that the number of shares of II-VI Common Stock subject to each Assumed RSU will be equal to the product of (i) the number of shares of Finisar Common Stock underlying such unvested Finisar Restricted Stock Unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of (a) 0.2218 plus (b) the quotient obtained by dividing (1) $15.60 by (2) the volume weighted average price per share of II-VI Common Stock (rounded to the nearest cent) on the Nasdaq Global Select Market for the ten consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time (with the resulting number rounded down to the nearest whole share).

II-VI filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to the Merger, and that registration statement became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, on February 7, 2019. Shareholders of II-VI and stockholders of Finisar voted to approve proposals related to the Merger at special meetings held on March 26, 2019 by the respective companies.

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Merger has expired without a request for additional information.  Other regulatory approvals applicable to the Merger have been obtained in Germany, Mexico and Romania.

On November 8, 2018, in connection with its entry into the Merger Agreement, II-VI entered into a commitment letter (together with a related fee letter) with Bank of America, N.A., which was subsequently amended and restated on December 7, 2018 and on December 14, 2018 (together with one or more related fee letters, the “Commitment Letter”). Subject to the terms and conditions set forth in the Commitment Letter, the lender parties thereto severally committed to provide 100% of up to $2.425 billion in aggregate principal amount of senior secured credit facilities of II-VI.

On March 4, 2019, II-VI entered into a Credit Agreement, dated as of March 4, 2019 (the “New Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto. Pursuant to the terms and subject to the conditions therein, the New Credit Agreement provides for senior secured financing of $1.625 billion in the aggregate, consisting of (i) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $1.175 billion (the “Term A Facility”) and (ii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $450.0 million (the “Revolving Credit Facility” and together with the Term A Facility, the “New Senior Credit Facilities”). The New Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million, subject to adjustment in accordance with the terms of the New Credit Agreement. II-VI anticipates using the proceeds from the Term A Facility, together with a separately committed term B loan facility in an aggregate principal amount of up to $800.0 million (the “Term B Facility”) and cash and short-term investments of II-VI and Finisar, to pay the cash portion of the merger consideration payable in connection with the Merger and pay related fees and expenses in connection with the Merger. II-VI currently does not intend to draw on the Revolving Credit Facility in order to fund the cash portion of the merger consideration payable in connection with the Merger.

The funding obligations of the lenders under the New Senior Credit Facilities are subject to certain currently unsatisfied conditions, including the consummation of the Merger. Accordingly, no borrowings are currently outstanding under the New Senior Credit Facilities, and II-VI currently is not able to borrow under the New Senior Credit Facilities. Further, II-VI expects that the New Credit Agreement will be amended prior to the Closing Date to reflect syndication of the Term B Facility and to finalize certain other terms in the New Credit Agreement. Upon the consummation of the Merger, the New Senior Credit Facilities, governed by the New Credit Agreement as it may be amended as of such time, will be used (i) to refinance in full the Amended Credit Facility (as defined in Note 10) and (ii) on or after the date of the consummation of the Merger, to repay amounts owed in connection with Finisar’s outstanding convertible notes, currently in an aggregate principal amount outstanding of $575.0 million, including the proceeds of a portion of the Term A Facility which will be available to II-VI for a certain period after the initial funding under the New Senior Credit Facilities. Unless and until the Merger is consummated and the other currently unsatisfied conditions to the funding obligations of the lenders under the New Senior Credit Facilities are satisfied or waived, the Amended Credit Facility remains in effect in accordance with their terms.

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China.  Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Finisar expect that the Merger will be completed approximately in the middle of 2019.  However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Current Report on Form 8-K dated December 27, 2018 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606), on July 1, 2018 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of March 31, 2019.

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

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
		% of		% of
		Revenues		Revenues
Total revenues	$342.4	100.0%	$294.7	100.0%
Cost of goods sold	215.2	62.9	176.4	59.9
Gross margin	127.2	37.2	118.3	40.2
Operating expenses:
Internal research and development	36.0	10.5	30.6	10.4
Selling, general and administrative	60.1	17.6	53.3	18.1
Interest and other, net	4.1	1.2	3.3	1.1
Earnings before income tax	27.0	7.9	31.1	10.6
Income taxes	2.4	0.7	1.2	0.4
Net earnings	$24.6	7.2%	$30.1	10.2%

Diluted earnings per share	$0.38		$0.45

	Nine Months Ended		Nine Months Ended
	March 31, 2019		March 31, 2018
		% of		% of
		Revenues		Revenues
Total revenues	$999.7	100.0%	$837.7	100.0%
Cost of goods sold	617.1	61.7	503.9	60.2
Gross margin	382.6	38.3	333.8	39.8
Operating expenses:
Internal research and development	103.0	10.3	83.9	10.0
Selling, general and administrative	171.8	17.2	153.2	18.3
Interest and other, net	13.9	1.4	8.8	1.1
Earnings before income tax	94.0	9.4	87.9	10.5
Income taxes	14.6	1.5	27.2	3.2
Net earnings	$79.5	8.0%	$60.8	7.3%

Diluted earnings per share	$1.21		$0.93

Executive Summary

Net earnings for the three months ended March 31, 2019 were $24.6 million ($0.38 per share diluted), compared to $30.1 million ($0.45 per share diluted) for the same period last fiscal year. Net earnings for the nine months ended March 31, 2019 were $79.5 million ($1.21 per share diluted), compared to $60.8 million ($0.93 per share diluted) for the same period last fiscal year.

Net earnings during the current fiscal three months ended March 31, 2019 were negatively impacted by under-absorption of manufacturing costs for the Company’s 3D Sensing product line, due to continued delays in the program, as well as production challenges in the II-VI Performance Product Segment. In addition, the Company incurred increased internal research and development expense to address new product development in 5G and other developing technologies. The Company incurred increased selling, general, and administrative (“SG&A”) expense related to transaction expenses for the pending acquisition of Finisar, as well as to support overall revenue growth.

During the current nine months ended March 31, 2019, net earnings were favorably impacted by incremental margin recognized due to increased revenue from customers in the optical communications, radio frequency (“RF”) and power generation and military markets.  Offsetting the favorable impact from revenues for the current nine months ended March 31, 2019, the Company incurred increased internal research and development for its next generation product portfolio, increased selling, general and administration expenses as a result of the overall increase in business volume, and incurred additional merger related expenses associated with the announcement of the Finisar merger.

Consolidated

Revenues. Revenues for the three months ended March 31, 2019 increased 16% to $342.4 million, compared to $294.7 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2019 increased 19% to $999.7 million, compared to $837.7 million for the same period last fiscal year. The increase in revenues during the current three and nine month periods compared to the same periods last fiscal year was driven by increased demand from the Company’s optical communication customers in the United States and China for products used in the China broadband expansion and U.S. metro communication upgrade cycles. In addition, the growing demand for silicon carbide addressing RF electronics and high-power switching and power conversion systems and optical components and assemblies used in military related applications contributed to the revenue increases.

Gross margin. Gross margin for the three months ended March 31, 2019 was $127.2 million, or 37.2% of total revenues, compared to $118.3 million, or 40.2% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2019 was $382.6 million, or 38.3% of total revenues, compared to $333.8 million, or 39.8% of total revenues, for the same period last fiscal year. The increase in gross margin dollars for both the three and nine month periods ended March 31, 2019, compared to the same periods last fiscal year was due to the incremental margins realized on the revenue increases described above. Gross margin as a percentage of revenues decreased despite the revenue growth primarily driven by a shift in product mix to lower margin products in the Company’s Photonics segment. Further, gross margin as a percentage of revenues were negatively impacted by under-absorption of manufacturing costs for the Company’s 3D Sensing product line, due to continued delays in the program, as well as production challenges in the II-VI Performance Product Segment.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2019 were $36.0 million, or 10.5% of revenues, compared to $30.6 million, or 10.4% of revenues, for the same period last fiscal year. IR&D expenses for the nine months ended March 31, 2019 were $103.0 million, or 10.3% of revenues, compared to $83.9 million, or 10.0% of revenues, for the same period last fiscal year. The increase in IR&D during the current three and nine month periods compared to the same periods last fiscal year was due to the Company’s ongoing investments in the development of new technology and product introductions addressing growing demand from consumer electronics and new 5G technologies in the optical communications markets.  The Company expects IR&D to approximate 10% to 13% of revenues during the remainder of fiscal year 2019 to address these growing market opportunities.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2019 were $60.1 million, or 17.6% of revenues, compared to $53.3 million, or 18.1% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2019 were $171.8 million, or 17.2% of revenues, compared to $153.2 million, or 18.3% of revenues, for the same period last fiscal year. The increase in SG&A for both the current three and nine month periods in absolute dollars was the result of incurring $3.9 million and $11.0 million, respectively, of merger related expenses associated with the planned acquisition of Finisar. In addition, the Company’s higher revenue base required incremental SG&A to support the Company’s growth trajectory. The Company also incurred approximately $1.9 million of transaction expenses relating to its acquisition of CoAdna for the nine month period ended March 31, 2019. The Company’s improvement in its SG&A leverage during the current periods was due to ongoing cost control initiatives across the Company.

Interest and other, net. Interest and other, net for the three months ended March 31, 2019 was expense of $4.1 million, compared to expense of $3.3 million for the same period last fiscal year.  Interest and other, net for the nine months ended March 31, 2019 were expense of $13.9 million, compared to expense of $8.8 million for the same period last fiscal year. Included in interest and other, net were interest expense on borrowings, equity earnings from its unconsolidated investments, foreign currency gains and losses, and interest income on excess cash balances.  For the three and nine months periods ending March 31, 2019, interest expense increased

$0.6 million and $3.5 million, respectively, due to the higher levels of outstanding debt as well as rising interest rates on the Company’s variable rate borrowings.

Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2019 was 15.5%, compared to an effective tax rate of 30.9% for the same period last fiscal year. The prior fiscal year to date effective tax rate was negatively impacted by the U.S. enacted tax legislation and the recording of the provision for the transition tax under the new tax law. The current year’s effective income tax rate benefited from the reversal of certain U.S. valuation allowances as the result of the acquisition deferred tax liabilities of CoAdna and Redstone.

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

II- VI Laser Solutions ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Decrease	March 31,		Increase
	2019	2018		2019	2018
Revenues	$97.4	$104.5	(7%)	$309.2	$297.5	4%
Operating income	$6.0	$11.6	(48%)	$30.5	$23.7	29%

Revenues for the three months ended March 31, 2019 for II-VI Laser Solutions decreased 7% to $97.4 million, compared to revenues of $104.5 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2019 for II-VI Laser Solutions increased 4% to $309.2 million, compared to revenues of $297.5 million for the same period last fiscal year. The decrease in revenues during the three month ended March 31, 2019 primarily related to softness in demand for capital equipment within semiconductor and industrial markets within Asia, as well as a decrease of sales into the datacom market due to recent softening. The increase in revenues for the current nine months compared to the same period last year was driven by increased shipments in the first half of fiscal year 2019 of the VCSEL product line addressing demand from the consumer electronic and datacom markets.

Operating income for the three months ended March 31, 2019 for II-VI Laser Solutions decreased 48% to $6.0 million, compared to $11.6 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2019 for II-VI Laser Solutions increased 29% to $30.5 million, compared to $23.7 million for the same period last fiscal year. The decrease in operating income during the current three months was due to continued delays in the 3D sensing market, which resulted in unfavorable absorption of manufacturing costs. The improvement in operating income for the current nine month period compared to the same period last year was driven through improved cost containment efforts and product mix realized in the first half of fiscal 2019, as well as the incremental margin on the 4% revenue growth.

II-VI Photonics ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase	March 31,		Increase
	2019	2018		2019	2018
Revenues	$166.5	$122.0	36%	$461.3	$353.3	31%
Operating income	$20.7	$14.0	48%	$59.7	$49.7	20%

The above operating results for the three and nine months ended March 31, 2019 include the Company’s acquisitions of CoAdna in September 2018 and the product line which was acquired in November 2018.

Revenues for the three months ended March 31, 2019 for II-VI Photonics increased 36% to $166.5 million, compared to $122.0 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2019 for II-VI Photonics increased 31% to $461.3 million, compared to $353.3 million for the same period last fiscal year. The acquisition of CoAdna contributed $2.3 million and $12.4 million, respectively, for the three and nine months ended March 31, 2019. Exclusive of CoAdna, the increase in revenues for both the three and nine month periods ended March 31, 2019 were driven by the continued strength of the optical communications market. In particular, the segment saw increased demand in reconfigurable optical add-drop multiplexer (“ROADM”) and 5G products, driven by accelerated global deployments of 5G optical networks.

Operating income for the three months ended March 31, 2019 for II-VI Photonics increased 48% to $20.7 million, compared to $14.0 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2019 for II-VI Photonics increased 20% to $59.7 million, compared to $49.7 million for the same period last fiscal year. Included in the operating income for the current nine months ended March 31, 2019 was approximately $3.4 million of one-time transaction related expenses for the acquisition of CoAdna.  The operating income for the periods were driven by incremental margin on increased shipments and continued implementation of a cost control program, reducing and/or delaying planned manpower additions and IR&D spending on certain programs.

II-VI Performance Products ($ in millions)

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Increase/(Decrease)	March 31,		Increase
	2019	2018		2019	2018
Revenues	$78.5	$68.2	15%	$229.2	$186.9	23%
Operating income	$8.4	$8.9	(6%)	$28.8	$23.3	24%

Revenues for the three months ended March 31, 2019 for II-VI Performance Products increased 15% to $78.5 million, compared to $68.2 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2019 for II-VI Performance Products increased 23% to $229.2 million, compared to $186.9 million for the same period last fiscal year. The increase in revenues for both the three and nine month periods ended March 31, 2019 compared to the same periods last fiscal year was driven by increased demand for  silicon carbide substrates addressing RF electronics and high-power switching and power conversion systems for automotive and communications applications. In addition, the segment’s military business has continued to experience an increase in demand for its infrared components and sub-systems resulting from increased U.S. Government budget spending.

Operating income for the three months ended March 31, 2019 for II-VI Performance Products decreased 6% to $8.4 million, compared to $8.9 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2019 for II-VI Performance Products increased 24% to $28.8 million, compared to $23.3 million for the same period last fiscal year.  The decrease in operating income for the three month period ended March 31, 2019 compared to the same period last fiscal year was primarily driven by increased production costs related to yield and quality issues. The increase in operating income for the nine month period ended March 31, 2019 compared to the same period last fiscal year was driven by a combination of incremental margin on the increased sales volume, favorable product mix towards higher margin products and cost management initiatives across the segment’s operations.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations, long-term borrowing, and advance funding from customers. Other sources of cash include proceeds received from the exercises of stock options and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

	Nine Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$114.4	$113.9
Net proceeds on long-term borrowings	60.0	168.0
Proceeds from exercises of stock options	7.5	8.8
Purchases of businesses	(83.9)	(80.5)
Additions to property, plant & equipment	(108.2)	(116.5)
Purchases of equity investments	(4.5)	(51.7)
Payments on earnout arrangements	(3.5)	-
Payments in satisfaction of employees' minimum tax obligations	(7.1)	(4.0)
Purchases of treasury shares	-	(49.9)
Debt issuance costs	-	(10.1)
Effect of exchange rate changes on cash and cash equivalents and other items	(0.5)	13.4

Net cash provided by operating activities:

Net cash provided by operating activities was $114.4 million for the nine months ended March 31, 2019 compared to net cash provided by operating activities of $113.9 million for the same period last fiscal year.  The increase in cash provided by operating activities during the current nine months was primarily driven by improved working capital management focusing on accounts payable oversight as well overall increased levels of earnings and non-cash items including depreciation, amortization and share-based compensation expenses during the current fiscal year.

Net cash used in investing activities:

Net cash used in investing activities was $196.4 million for the nine months ended March 31, 2019, compared to net cash used of $248.2 million for the same period last fiscal year. Net cash used in investing activities during the current nine months ended March 31, 2019 included $83.9 million for acquisitions of businesses, $108.2 million of cash paid for property plant and equipment used to build capacity to meet the growing demand for the Company’s product portfolio, and $4.5 million for a 10% equity investment in a privately held company.

Net cash provided by financing activities:

Net cash provided by financing activities was $56.9 million for the nine months ended March 31, 2019, compared to net cash provided by financing activities of $112.9 million for the same period last fiscal year. Net cash provided by financing activities included net borrowing on long-term debt of $60.0 million to fund acquisitions, as well as $7.5 million of cash received from the exercises of stock options.  Net cash provided by financing activities was offset by payments of $7.1 million in satisfaction of employees’ minimum tax obligations from the vesting of equity awards as well as a $3.5 million earnout payment relating to a prior year acquisition.

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

The equity component, which amounts to $56.4 million, net of issuance costs of $1.7 million, is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the Notes amounted to $273.0 million as of March 31, 2019 and $318.5 million as of June 30, 2018 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of March 31, 2019, the Notes are not yet convertible based upon the Notes’ conversion features.  Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
0.25% contractual coupon	$216	$656
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,112	9,367
Interest expense	$3,328	$10,023

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
0.25% contractual coupon	$216	$513
Amortization of debt discount and debt issuance costs including initial purchaser discount	2,974	7,017
Interest expense	$3,190	$7,530

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $41.1 million as of March 31, 2019 and is being amortized over 4 years.

Amended Credit Facility

On July 28, 2016, the Company amended and restated its existing credit agreement. The Third Amended and Restated Credit Agreement (the “Amended Credit Facility”) provides for a revolving credit facility of $325 million, as well as a $100 million term loan. The term loan is being repaid in consecutive quarterly principal payments on the first business day of each January, April, July and October, with the first payment having commenced on October 1, 2016, as follows: (i) twenty consecutive quarterly installments of $5 million and (ii) a final installment of all remaining principal due and payable on the maturity date of July 27, 2021. Amounts borrowed under the revolving credit facility are due and payable on the maturity date. The Amended Credit Facility is unsecured, but is guaranteed by each existing and subsequently acquired or organized wholly-owned domestic subsidiary of the Company. The Company has the option to request an increase to the size of the revolving credit facility in an aggregate additional amount not to exceed $100 million. The Amended Credit Facility has a five-year term through July 27, 2021 and has an interest rate of either a Base Rate Option or a Euro-Rate Option, plus an Applicable Margin, as defined in the agreement governing the Amended Credit Facility. If the Base Rate option is selected for a borrowing, the Applicable Margin is 0.00% to 1.25% and if the Euro-Rate Option is selected for a borrowing, the Applicable Margin is 1.00% to 2.25%. The Applicable Margin is based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA. Additionally, the Credit Facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2019, the Company was in compliance with all financial covenants under its Amended Credit Facility.

Yen Loan

The Company’s Yen denominated line of credit is a 500 million Yen (approximately $4.6 million) facility. The Yen line of credit matures in August 2020. The interest rate is equal to LIBOR, as defined in the loan agreement, plus 0.625% to 1.75%. At March 31, 2019 and June 30, 2018, the Company had 300 million Yen borrowed. Additionally, the facility is subject to certain covenants, including those relating to minimum interest coverage and maximum leverage ratios. As of March 31, 2019, the Company was in compliance with all financial covenants under its Yen facility.

Aggregate Availability

The Company had aggregate availability of $171.8 million and $246.4 million under its lines of credit as of March 31, 2019 and June 30, 2018, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit. The total outstanding letters of credit supported by these credit facilities were insignificant as of March 31, 2019 and $0.4 million as of June 30, 2018.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.6% and 1.4% for the three months ended March 31, 2019 and 2018, respectively.

Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the nine months ended March 31, 2019. Through March 31, 2019, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million.

The Company’s cash position, borrowing capacity and debt obligations for the periods indicated were as follows (in millions):

	March 31,	June 30,
	2019	2018
Cash and cash equivalents	$221.2	$247.0
Available borrowing capacity	171.8	246.4
Total debt obligation, including unamortized debt issuance costs	556.5	496.5

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

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2019 and June 30, 2018, the Company held approximately $189 million and $245 million, respectively, of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States. The recently enacted Tax Act created significant changes to the taxation of undistributed foreign earnings and could change our future intentions regarding repatriation of earnings.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2019.

Tabular-Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$556,542	$23,834	$187,708	$345,000	$-
Interest payments(1)	31,220	10,360	13,825	2,579	4,456
Capital lease obligations	24,599	991	2,360	2,924	18,324
Operating lease obligations(2)	118,600	21,200	30,800	20,400	46,200
Purchase obligations(3) (4)	40,570	35,049	5,521	-	-
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	-	-	-	-	-
Total	$771,531	$91,434	$240,214	$370,903	$68,980

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at March 31, 2019 relating to the Credit Facilities, the Notes and interest relating to the Company’s capital lease obligation.

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
(4)

Includes cash earn out opportunities based on certain acquisitions’ achieving agreed-upon financial, operational and technology targets, and the value of the net purchase option for the Company’s Equity Investment in a Privately Held Company (see Note 6).

The Company’s gross unrecognized income tax benefit at March 31, 2019 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

Pension obligations are not included in the table above. The Company expects the remaining defined benefit plan employer contributions for fiscal year 2019 to be $0.8 million. Estimated funding obligations are determined by asset performance, workforce and retiree demographics, tax and employment laws and other actuarial assumptions which may change the annual funding obligations.

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

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $14.5 million and $12.0 million at March 31, 2019 and June 30, 2018, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.5 million to an increase of $3.0 million for the three months ended March 31, 2019.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a loss of $0.8 million in the Condensed Consolidated Statement of Earnings related to these contracts for the nine months ended March 31, 2019.

Interest Rate Risks

As of March 31, 2019, the Company’s total outstanding borrowings of $556.5 million consisted of $207.7 million of variable rate debt borrowings from a line of credit of $2.7 million denominated in Japanese Yen, borrowings under a term loan of $50.0 million under the Company’s Amended Credit Facility denominated in U.S. dollars and a line of credit borrowing of $155.0 million under the Company’s Amended Credit Facility denominated in U.S. dollars. As such, the Company is exposed to market risks arising from changes in interest rates. An increase in the interest rate of these borrowings of 1% would have resulted in additional interest expense of $1.3 million and $3.9 million for the three and nine months ended March 31, 2019.

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2019, the Company has cumulatively purchased 1,316,587 shares of its Common Stock pursuant to the Program for approximately $19.0 million. The dollar value of shares that may yet be purchased under the Program is approximately $31.0 million.

The following table sets forth repurchases of our Common Stock during the quarter ended March 31, 2019:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
January 1, 2019 to January 31, 2019	-		$-	-	$30,906,904
February 1, 2019 to February 28, 2019	24,922	(1)	$37.80	-	$30,906,904
March 1, 2019 to March 31, 2019	785	(1)	$40.25	-	$30,906,904
Total	25,707		$37.87	-

(1)	Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Credit Agreement, dated March 4, 2019, by and among II-VI Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED
(Registrant)

Date: May 9, 2019	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer