Form 10-Q
period 2019-09-30
II-VI INC
filed 2019-11-12
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 7, 2019, 90,849,196 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	September 30,	June 30,
	2019	2019
Assets
Current Assets
Cash and cash equivalents	$439,551	$204,872
Accounts receivable - less allowance for doubtful accounts of $1,303 at September 30, 2019 and $1,292 at June 30, 2019	514,104	269,642
Inventories	744,443	296,282
Prepaid and refundable income taxes	10,073	11,778
Prepaid and other current assets	48,028	30,337
Total Current Assets	1,756,199	812,911
Property, plant & equipment, net	1,335,622	582,790
Goodwill	1,078,569	319,778
Other intangible assets, net	961,560	139,324
Investments	76,808	76,208
Deferred income taxes	11,984	8,524
Other assets	149,944	14,238
Total Assets	$5,370,686	$1,953,773

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$45,034	$23,834
Accounts payable	233,870	104,462
Accrued compensation and benefits	85,843	71,847
Operating lease current liabilities	28,498	-
Accrued income taxes payable	18,979	20,476
Other accrued liabilities	133,553	49,944
Total Current Liabilities	545,777	270,563
Long-term debt	2,332,612	443,163
Deferred income taxes	167,305	23,913
Operating lease liabilities	99,594	-
Other liabilities	94,204	82,925
Total Liabilities	3,239,492	820,564
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 103,735,675 shares at September 30, 2019; 76,315,337 shares at June 30, 2019	1,429,173	382,423
Accumulated other comprehensive income (loss)	(37,156)	(24,221)
Retained earnings	917,583	943,581
	2,309,600	1,301,783
Treasury stock, at cost - 12,855,096 shares at September 30, 2019 and 12,603,781 shares at June 30, 2019	(178,406)	(168,574)
Total Shareholders' Equity	2,131,194	1,133,209
Total Liabilities and Shareholders' Equity	$5,370,686	$1,953,773

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

($000 except per share data)

	Three Months Ended
	September 30,
	2019	2018
Revenues	$340,409	$314,433

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	217,269	190,526
Internal research and development	36,120	33,171
Selling, general and administrative	105,495	53,523
Interest expense	6,968	5,584
Other expense (income), net	5,079	(713)
Total Costs, Expenses, & Other Expense (Income)	370,931	282,091

Earnings (Loss) Before Income Taxes	(30,522)	32,342

Income Taxes	(4,524)	6,193

Net Earnings (Loss)	$(25,998)	$26,149

Basic Earnings (Loss) Per Share	$(0.39)	$0.41

Diluted Earnings (Loss) Per Share	$(0.39)	$0.40

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

($000)

	Three Months Ended
	September 30,
	2019	2018
Net earnings (loss)	$(25,998)	$26,149
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,019)	(10,651)
Pension adjustment, net of taxes of $23 for the three months ended September 30, 2019, and $15 for the three months ended September 30, 2018	84	52
Comprehensive income (loss)	$(38,933)	$15,550

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net earnings (loss)	$(25,998)	$26,149
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	20,796	18,472
Amortization	6,152	3,698
Share-based compensation expense	15,603	3,255
Amortization of discount on convertible debt and debt issuance costs	3,570	3,110
Losses on foreign currency remeasurements and transactions	1,131	1,412
Earnings from equity investments	(600)	(1,594)
Deferred income taxes	(16,434)	(1,598)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	8,783	(10,479)
Inventories	(14,827)	(13,637)
Accounts payable	748	5,135
Contract liabilities	12,597	130
Income taxes	(1,344)	(3,404)
Accrued compensation and benefits	(14,721)	(17,981)
Other operating net assets	(21,071)	6,337
Net cash (used in) provided by operating activities	(25,615)	19,005
Cash Flows from Investing Activities
Additions to property, plant & equipment	(25,636)	(35,902)
Purchases of businesses, net of cash acquired	(1,036,609)	(45,229)
Purchases of equity investments	-	(4,480)
Other investing activities	(1,940)	36
Net cash used in investing activities	(1,064,185)	(85,575)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	680,000	-
Proceeds from borrowings of Term B Facility	720,000	-
Proceeds from borrowings of Revolving Credit Facility	160,000	-
Proceeds from borrowings under prior Credit Facility	10,000	120,000
Payments on borrowings under prior Credit Facility	(127,780)	(25,000)
Payments on borrowings under prior Term Loan	(45,000)	-
Debt issuance costs	(63,510)	-
Proceeds from exercises of stock options	2,975	5,042
Payments on earnout arrangements	(1,000)	(2,500)
Payments in satisfaction of employees' minimum tax obligations	(9,418)	(4,570)
Other financing activities	340	-
Net cash provided by financing activities	1,326,607	92,972
Effect of exchange rate changes on cash and cash equivalents	(2,128)	(2,097)
Net increase in cash and cash equivalents	234,679	24,305
Cash and Cash Equivalents at Beginning of Period	204,872	247,038
Cash and Cash Equivalents at End of Period	$439,551	$271,343
Cash paid for interest	$1,702	$2,417
Cash paid for income taxes	$8,218	$5,420
Additions to property, plant & equipment included in accounts payable	$13,228	$11,329

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three months ended September 30, 2019	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2019	76,315	$382,423	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209
Share-based and deferred compensation activities	708	59,043	-	-	(251)	(9,832)	49,211
Shares issued related to Finisar acquisition	26,713	987,707	-	-	-	-	987,707
Net loss	-	-	-	(25,998)	-	-	(25,998)
Foreign currency translation adjustments	-	-	(13,019)	-	-	-	(13,019)
Pension adjustment, net of taxes of $23	-	-	84	-	-	-	84
Balance - September 30, 2019	103,736	$1,429,173	$(37,156)	$917,583	(12,855)	$(178,406)	$2,131,194

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three months ended September 30, 2018	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	382	8,515	-	-	(101)	(4,788)	3,727
Net earnings	-	-	-	26,149	-	-	26,149
Foreign currency translation adjustments	-	-	(10,651)	-	-	-	(10,651)
Pension adjustment, net of taxes of $15	-	-	52	-	-	-	52
Balance - September 30, 2018	76,075	$360,276	$(14,379)	$862,213	(12,497)	$(164,522)	$1,043,588

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 16, 2019. The consolidated results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2019 was derived from the Company’s audited consolidated financial statements.

Effective July 1, 2019, the Company has realigned its organizational structure into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions.

On September 24, 2019, the Company completed the acquisition of Finisar Corporation (“Finisar”). The Company’s condensed consolidated financial statements include the operating results of Finisar from the date of acquisition. Refer to Note 3 for further discussion of the acquisition.

Note 2.	Recently Issued Financial Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted this standard on July 1, 2019. In July 2018, the FASB issued targeted improvements to this ASU in ASU 2018-11. The Company has elected to utilize the optional transition method. During fiscal year 2019, the Company conducted a survey to identify all leases across the organization (including embedded leases). The Company identified that a majority of our leases are categorized into one of three categories: equipment, real estate and vehicles. The Company has finalized the accumulation of lease data, including new leases entered into at the end of fiscal year 2019, and prepared the final transition adjustment calculations. For the disclosures required by this ASU, see Note 5. Leases.

Pronouncements Currently Under Evaluation

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

Note 3.	Finisar Acquisition

On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar Corporation (“Finisar”), a global technology leader for subsystems and components for fiber optic communications.

Pursuant to the terms of the Agreement and Plan of Merger, dated as of November 8, 2018 (the “Merger Agreement”), Mutation Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Finisar (the “Merger”), with Finisar surviving the Merger. Each issued and outstanding share of Finisar’s common stock was automatically cancelled and converted into the right to receive the following consideration (collectively the “Merger Consideration”), at the election of the holder of the share of Finisar’s common stock:

•	$26.00 in cash, without interest (the “Cash Consideration”),
•	0.5546 of a share of the Company’s common stock (the “Stock Consideration”), or
•	a combination of $15.60 in cash, without interest, and 0.2218 of a share of the Company’s common stock (the “Mixed Consideration”).

The per share Cash Consideration and Stock Consideration were subject to adjustment pursuant to the terms of the Merger Agreement such that the aggregate Merger Consideration consisted of approximately 60.0% cash and approximately 40.0% shares of the Company’s common stock (assuming a per share price of the Company’s common stock equal to the closing price as of November 8, 2018, which was $46.88 per share) across all shares of Finisar’s common stock (the “Proration Adjustment”).  Following the Proration Adjustment, the resulting consideration for Cash Consideration was adjusted to $15.94 in cash and 0.2146 shares of the Company’s Common Stock. No adjustment was made to the Stock Consideration and Mixed Consideration.

The preliminary total fair value of consideration paid in connection with the acquisition of Finisar consisted of the following (in $000):

	Shares	Per Share	Total Consideration
Cash paid for outstanding shares of Finisar common stock			$1,879,086
II-VI common shares issued to Finisar stockholders	26,712,822	$36.98	987,707
Replacement equity awards attributable to precombination service			48,171
			$2,914,964

The Company recorded $32.2 million of acquisition related costs in the three months ended September 30, 2019, representing professional and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our condensed consolidated statement of earnings (loss).

On the Closing Date, the Company entered into an Amended and Restated Credit Agreement, dated as of September 24, 2019 (the “New Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto. Refer to Note 10 for additional information on the new credit facility.

From the Closing Date, Finisar contributed $22.1 million of our consolidated revenue for the three months ended September 30, 2019. Excluding severance related costs, Finisar’s contribution to our net loss was a loss of $7.8 million during the three months ended September 30, 2019.

The Company allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Our preliminary allocation of the purchase price of Finisar, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

Purchase Price Allocation (Preliminary)
Cash and cash equivalents	842,764
Current assets	$260,864
Inventories	437,867
Property, plant & equipment	748,858
Intangible assets	827,689
Other assets	82,624
Accounts payable	(123,707)
Other accrued liabilities	(148,425)
Deferred tax liabilities	(197,809)
Debt	(575,000)
Goodwill	759,239
Total Purchase Price	$2,914,964

The purchase price allocation set forth herein is preliminary and will be revised as additional information becomes available during the measurement period, which could be up to 12 months from the Closing Date. Any such revisions or changes may be material. The Company utilized market available benchmarking analysis to perform the preliminary allocation above.

As of September 30, 2019, the goodwill and intangibles have not been allocated to a segment, and remain within Unallocated and Other. The preliminary goodwill of $759.2 million arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining II-VI and Finisar. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See Note 9 for additional information on goodwill and intangibles.

Note 4.	Revenue from Contracts with Customers

The following tables summarize disaggregated revenue by revenue market, and product for the three months ended September 30, 2019 and 2018 ($000):

	Three Months Ended September 30, 2019

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other	Total
Commercial
Direct Ship Parts	$130,188	$140,345	$22,051	$292,584
Services	5,691	1,012	-	6,703

U.S. Government
Direct Ship Parts	37,082	-	-	37,082
Services	4,040	-	-	4,040

Total Revenues	$177,001	$141,357	$22,051	$340,409

	Three Months Ended September 30, 2018

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other	Total
Commercial
Direct Ship Parts	$144,867	$133,365	$-	$278,232
Services	3,995	1,791	-	5,786

U.S. Government
Direct Ship Parts	27,180	-	-	27,180
Services	3,235	-	-	3,235

Total Revenues	$179,277	$135,156	$-	$314,433

Contract Liabilities

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three months ended September 30, 2019, the Company recognized revenue of $29.0 million related to customer payments that were included as contract liabilities in the consolidated balance sheet as of July 1, 2019. As of September 30, 2019, the Company had $31.4 million of contract liabilities recorded in the consolidated balance sheet.

Note 5.	Leases

On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective transition approach. The reported results for the first quarter of fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

The Company elected the practical expedient package permitted under the transition approach. As such, the Company did not reassess whether any expired or existing contracts are or contain leases, did not reassess historical lease classification, and did not reassess initial direct costs for any leases that existed prior to July 1, 2019.

As of the date of adoption, the Company recognized operating lease assets and liabilities of approximately $80.1 million on the Condensed Consolidated Balance Sheet. In addition, we acquired approximately $45 million and $48 million of operating lease assets and liabilities, respectively, through the acquisition of Finisar.

All existing leases that were classified as capital leases under Topic 840 are classified as finance leases under Topic 842. As of the date of adoption, the Company recognized finance lease assets of $25 million in property, plant and equipment, net, with corresponding finance lease liabilities of $24 million on the Condensed Consolidated Balance Sheet.

We determine if an arrangement is a lease at inception and classify it as either finance or operating.

Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in property, plant and equipment, net, and finance lease liabilities within other current and other non-current liabilities on our Condensed Consolidated Balance Sheet. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.

Operating leases are recorded in other assets and operating lease liabilities, current and non-current on the Company’s Condensed Consolidated Balance Sheet. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The Company’s lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. We account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our lease assets and corresponding liabilities. The Company’s lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that we will exercise that option.

The Company’s lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.

The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

Three Months
Ended
September 30, 2019

Finance Lease Cost
Amortization of right-of-use ("ROU") Assets	$417
Interest on Lease Liabilities	337
Total Finance Lease Cost	754
Operating Lease Cost	6,107
Total cash outflow for leases, net	$6,861

Weighted-Average Remaining Lease Term (in Years)
Finance Leases	12.3
Operating Leases	6.8

Weighted-Average Discount Rate
Finance Leases	5.6%
Operating Leases	6.2%

Cash paid for amounts included in the measurement of lease liabilities for operating leases was $5.9 million. Cash paid for amounts included in the measurement of lease liabilities for financing leases was insignificant. Lease liabilities arising from operating right of use assets was immaterial for the three month period ended September 30, 2019.

The following table presents future minimum lease payments, which include short-term leases ($000):

	Payments Due by Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Operating leases	$165,156	$36,027	$48,826	$30,569	$49,733
Less interest	37,064	6,252	9,425	6,385	15,002
Operating lease liability	$128,092

Finance leases	$33,973	$2,371	$4,939	$5,214	$21,450
Less interest	9,743	1,314	2,433	2,122	3,874
Finance lease liability	$24,231

Note 6.	Other Investments

The Company holds a 93.8% equity investment in a privately-held company (“Equity Investment”), which it acquired for $51.7 million. The Company’s pro-rata share of earnings/(loss) from this investment for the three months ended September 30, 2019 was insignificant. The Company’s pro rata share of earnings from this investment for the three months ended September 30, 2018 was $1.1 million, and was recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings.

This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	September 30, 2019	September 30, 2019 ($000)
USA	Equity Investment	93.8%	$57,652

The Equity Investment has been determined to be a variable interest entity because the Company has an overall 93.8% economic position in the investee, comprising a significant portion of its capitalization, but has only a 25% voting interest. The Company’s right to receive rewards and obligation to absorb expected losses is disproportionate to its voting interest. The Company is not the primary beneficiary because it does not have the power to direct the activities of the equity investment that most significantly impacts its economic performance. Certain business decisions, including decisions with respect to operating budgets, material capital expenditures, indebtedness, significant acquisitions or dispositions, and strategic decisions, require the approval of owners holding a majority percentage in the Equity Investment. Beginning on the date it was acquired, the Company accounted for its interest as an equity method investment, as the Company has the ability to exercise significant influence over operating and financial policies of the Equity Investment.

As of September 30, 2019 and June 30, 2019, the Company’s maximum financial statement exposure related to this Equity Investment was approximately $57.7 million and $57.6 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheets.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders, and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests, at any time on or after the third anniversary of the investment, or earlier upon certain events.

Note 7.	Inventories

The components of inventories were as follows ($000):

	September 30,	June 30,
	2019	2019
Raw materials	$191,459	$119,917
Work in progress	320,562	101,091
Finished goods	232,422	75,274
	$744,443	$296,282

Note 8.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	September 30,	June 30,
	2019	2019
Land and improvements	$17,236	$9,001
Buildings and improvements	316,488	249,238
Machinery and equipment	1,128,787	739,330
Construction in progress	350,979	71,425
Finance lease right-of-use asset (1)	25,000	-
	1,838,489	1,068,994
Less accumulated depreciation	(502,867)	(486,204)
	$1,335,622	$582,790

(1)

Included in the table above is a building acquired under a finance lease. As of September 30, 2019 and June 30, 2019, the accumulated depreciation of the finance lease right-of-use asset was $4.6 million and $4.2 million, respectively.

Note 9.	Goodwill and Other Intangible Assets

Effective July 1, 2019, the Company has realigned its organizational structure into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. All applicable information has been restated to reflect this change.

Changes in the carrying amount of goodwill were as follows ($000):

	Three months ended September 30, 2019
	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other	Total
Balance-beginning of period	$185,721	$134,057	$-	$319,778
Goodwill acquired	-	-	759,239	759,239
Foreign currency translation	664	(1,112)	-	(448)
Balance-end of period	$186,385	$132,945	$759,239	$1,078,569

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2019 and June 30, 2019 were as follows ($000):

	September 30, 2019			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$92,369	$(41,340)	$51,028	$91,637	$(39,679)	$51,958
Trademarks	15,672	(1,634)	14,038	15,759	(1,601)	14,158
Customer Lists	132,225	(61,465)	70,760	132,872	(59,664)	73,208
Other	829,256	(3,523)	825,733	1,572	(1,572)	-
Total	$1,069,522	$(107,962)	$961,560	$241,840	$(102,516)	$139,324

Other intangible assets include $828 million related to the preliminary purchase price allocation of Finisar. This includes preliminary amounts for technology of $615 million, customer list of $125 million, in process research and development of $76 million, and tradenames of $11 million.

As a result of the July 1, 2019 segment realignment, the Company reviewed the recoverability of the carrying value of goodwill at its reporting units. The Company performed a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. The Company did not record any impairment of goodwill or long-lived assets, as the quantitative assessment did not indicate deterioration in the fair value of its reporting units.

Note 10.	Debt

The components of debt for the periods indicated were as follows ($000):

	September 30,	June 30,
	2019	2019
Term A facility, interest at LIBOR, as defined, plus 2.00%	$680,000	$-
Revolving credit facility, interest at LIBOR, as defined, plus 2.00%	160,000	-
Debt issuance costs, Term A Facility and revolving credit facility	(37,358)	-
Term B Facility, interest at LIBOR, as defined, plus 3.50%	720,000	-
Debt issuance costs, Term B Facility	(28,225)	-
0.50% convertible senior notes, assumed in Finisar acquisition	575,000	-
0.25% convertible senior notes	345,000	345,000
Convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(40,605)	(43,859)
Term loan, interest at LIBOR, as defined, plus 1.75%	-	45,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	-	115,000
Credit facility unamortized debt issuance costs	-	(761)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	-	2,783
Note payable assumed in IPI acquisition	3,834	3,834

Total debt	2,377,646	466,997
Current portion of long-term debt	(45,034)	(23,834)
Long-term debt, less current portion	$2,332,612	$443,163

New Senior Credit Facilities

On September 24, 2019, in connection with the Finisar acquisition, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The New Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of

(i)	Aggregate principal amount of $1.255 billion for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)	Aggregate principal amount of $720.0 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)

Aggregate principal amount of $450.0 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “New Senior Credit Facilities”).

The New Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.

The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of the Closing Date. Similarly, the Company is obligated to repay the outstanding principal amount of the Term B Facility in quarterly installments equal to 0.25% of the initial aggregate principal amount of the Term B Facility, with the remaining outstanding balance due and payable on the seventh anniversary of the Closing Date. The Company is obligated to repay the aggregate principal amount of all outstanding revolving loans made under the Revolving Credit Facility on the fifth anniversary of the Closing Date.

The Company’s obligations under the New Senior Credit Facilities are guaranteed by each of the Company’s existing or future direct and indirect domestic subsidiaries, including Finisar and its domestic subsidiaries (collectively, the “Guarantors”). Borrowings under the New Senior Credit Facilities are collateralized by a first priority lien in substantially all of the assets of the Company and the Guarantors, except that no real property is collateral under the New Senior Credit Facilities.

All amounts outstanding under the New Senior Credit Facilities will become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Notes”) if (i) the II-VI Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Notes.

The Company voluntarily may prepay, at any time or from time to time, any amounts outstanding under the New Senior Credit Facilities in whole or in part without premium or penalty. The Company may be subject to mandatory prepayment of amounts outstanding under the New Senior Credit Facilities under certain circumstances, including in connection with certain asset sales or other dispositions of property and debt issuances.

The Company also may be required to prepay amounts under the Term B Facility based on the Company’s excess cash flow (as calculated in accordance with the terms of the New Credit Agreement) for the Company’s prior fiscal year beginning with its fiscal year ending June 30, 2020 and the Company’s consolidated secured net leverage ratio (as calculated in accordance with the terms of the New Credit Agreement) as of the end of such fiscal year.

Amounts outstanding under the New Senior Credit Facilities will bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the New Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.

The New Credit Agreement contains customary affirmative and negative covenants with respect to the New Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the new Credit Agreement) as of the end of each fiscal quarter of not less than 3.00:1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the New Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of September 30, 2019, the Company was in compliance with all financial covenants under the New Credit Agreement.

The Company incurred $69.8 million of debt issuance costs in connection with the New Senior Credit Facilities. The Company evaluated these costs to determine appropriate recognition of expense under ASC 470, to account for debt modification and extinguishment. As a result of the Company’s assessment, $65.8 million have been capitalized in the condensed consolidated balance sheet, and $4.0 million have been expensed during the three months ended September 30, 2019 in other expense (income), net in our condensed consolidated statement of earnings. The capitalized costs will be amortized to interest expense using the effective interest rate method from the issuance date of September 24, 2019, through the end of each facility. The unamortized discount amounted to $65.6 million as of September 30, 2019 and is being amortized over five and seven years, for the Term A Facility and Revolving Credit Facility, and the Term B Facility, respectively.

0.50% Finisar Convertible Notes

Finisar’s outstanding 0.50% Convertible Senior Notes due 2036 (the “Finisar Notes”) may be redeemed at any time on or after December 22, 2021 in whole or in part at the option of the Company at a redemption price equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. Each holder of Finisar Notes also may require Finisar to repurchase all or any portion of such holder’s outstanding Finisar Notes for cash on December 15, 2021, December 15, 2026 and December 15, 2031 at a repurchase price equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. The Finisar Notes will mature on December 15, 2036. Interest on the Finisar Notes accrues at 0.50% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year.

In connection with the acquisition of Finisar, the Company, Finisar and the trustee entered into a First Supplemental Indenture, dated as of September 24, 2019 (the “First Supplemental Indenture”). The First Supplemental Indenture supplements the base indenture (as supplemented, the “Finisar Indenture”), which governs the Finisar Notes. Pursuant to the terms of the First Supplemental Indenture, the Company has fully and unconditionally guaranteed, on a senior unsecured basis, the due and punctual payment and performance of all obligations of Finisar to the holders of the Finisar Notes. The First Supplemental Indenture also provides that the right of holders of Finisar Notes to convert Finisar Notes into cash and/or shares of Finisar’s common stock, is changed to a right to convert Finisar Notes into cash and/or shares of the Company’s common stock, subject to the terms of the Finisar Indenture.

Under the terms of the Finisar Indenture, the consummation and effectiveness of the Merger on the Closing Date constituted a Fundamental Change (as defined in the Finisar Indenture) and a Make-Whole Fundamental Change (as defined in the Finisar Indenture). Accordingly, in accordance with the terms of the Finisar Indenture, each holder of Finisar Notes had the right to (i) convert its Finisar Notes into cash and/or shares of Company Common Stock, at Finisar’s option, or (ii) require that Finisar repurchase such holder’s Finisar Notes for an amount in cash equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest.

Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. The Company repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of October 23, 2019, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.

0.25% Convertible Senior Notes

In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the II-VI Notes using the effective interest method.

The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $258.1 million as of September 30, 2019 and $268.0 million as of June 30, 2019 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of September 30, 2019, the II-VI Notes are not yet convertible based upon the II-VI Notes’ conversion features.  Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following tables set forth total interest expense recognized related to the Notes for the three months ended September 30, 2019:

Three Months Ended September 30, 2019
0.25% contractual coupon	$220
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,255
Interest expense	$3,475

Three Months Ended September 30, 2018
0.25% contractual coupon	$220
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,110
Interest expense	$3,330

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $35.5 million as of September 30, 2019 and is being amortized over three years.

 Aggregate Availability

The Company had aggregate availability of $290.0 million and $211.9 million under its lines of credit as of September 30, 2019 and June 30, 2019, respectively. The amounts available under the Company’s lines of credit are reduced by outstanding letters of credit, which were immaterial as of September 30, 2019 and June 30, 2019.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 1.9% and 1.5% for the three months ended September 30, 2019 and 2018, respectively.

Note 11.	Income Taxes

The Company’s year-to-date effective income tax rate at September 30, 2019 was an income tax benefit of 14.8% compared to an income tax expense of 19.1% for the same period in 2018. The variations between the Company’s effective tax rate and the U.S.

statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2019 and June 30, 2019, the Company’s gross unrecognized income tax benefit was $33.5 million and $11.5 million, respectively. In conjunction with the acquisition of Finisar, the Company assumed $24.2 million of uncertain tax positions. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $29.8 million of the gross unrecognized tax benefits at September 30, 2019 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $1.8 million and $1.2 million, at September 30, 2019 and June 30, 2019, respectively. Fiscal years 2017 to 2020 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2020 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2020 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in Florida for the years ended June 30, 2016 through June 30, 2018; Philippines for the year ended June 30, 2017; Germany for the years ended June 30, 2012 through June 30, 2015; and Vietnam for the years June 30, 2018 through June 30, 2019. The Company believes its income tax reserves for these tax matters are adequate.
Note 12.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the if-converted method was anti-dilutive for the three months ended September 30, 2019 and 2018, and was excluded from the calculation of earnings per share (000 except per share data):

	Three Months Ended
	September 30,
	2019	2018
Basic Earnings per Share
Net earnings (loss)	$(25,998)	$26,149
Divided by:
Weighted average shares	65,969	63,420

Basic earnings (loss) per common share	$(0.39)	$0.41
Diluted Earnings per Share
Net earnings (loss)	$(25,998)	$26,149
Divided by:
Weighted average shares	65,969	63,420
Dilutive effect of common stock equivalents	-	2,738
Diluted weighted average common shares	65,969	66,158

Diluted earnings (loss) per common share	$(0.39)	$0.40

The following table presents potential shares of Common Stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (000):

	Three Months Ended
	September 30,
	2019	2018
Common stock equivalents	2,036	111
0.25% Convertible Senior Notes due 2022	7,331	7,331
0.50% Finisar Convertible Notes	190	-
Total anti-dilutive shares	9,557	7,442

Note 13.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing performance.

The Company reports its financial results in the following two segments: (i) Compound Semiconductors, and (ii) Photonic Solutions, and the Company’s chief operating decision maker receives and reviews financial information based on these segments.  The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment.

On September 24, 2019, the Company completed its acquisition of Finisar. See Note 3, Finisar Acquisition. Through September 30, 2019, the operating results of the Finisar acquisition are reflected in Unallocated and Other since the acquisition.

The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. Unallocated and Other includes eliminating inter-segment sales and transfers, the results of Finisar since the acquisition date, and transaction costs related to the Finisar transaction. See Note 3 for additional information.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2019
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$141,357	$177,001	$22,051	$340,409
Inter-segment revenues	2,650	13,933	(16,583)	-
Operating income (loss)	13,024	26,521	(58,019)	(18,475)
Interest expense	-	-	-	(6,968)
Other income (expense), net	-	-	-	5,079
Income taxes	-	-	-	(4,524)
Net earnings (loss)	-	-	-	(25,998)
Depreciation and amortization	6,816	16,389	3,743	26,948
Expenditures for property, plant & equipment	9,389	13,483	2,764	25,636
Segment assets	685,064	1,335,595	3,350,027	5,370,686
Goodwill	$132,945	$186,385	$759,239	$1,078,569

	Three Months Ended September 30, 2018
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$135,156	$179,277	$-	$314,433
Inter-segment revenues	2,896	19,215	(22,111)	-
Operating income	15,912	21,301	-	37,213
Interest expense	-	-	-	(5,584)
Other income, net	-	-	-	713
Income taxes	-	-	-	(6,193)
Net earnings	-	-	-	26,149
Depreciation and amortization	6,199	15,971	-	22,170
Expenditures for property, plant & equipment	$12,051	$22,867	$-	$34,918

Note 14.	Share-Based Compensation

The Company’s Board of Directors adopted the II-VI Incorporated 2018 Omnibus Incentive Plan (the “Plan”), which was approved by the Company’s shareholders. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s Common Stock authorized for issuance under the Plan is limited to 3,550,000 shares of Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings (loss) and over the requisite service period of the individual grantees, which generally equals the vesting period. The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.

Upon consummation of the acquisition, the Company assumed approximately 6.6 million restricted stock units previously granted by Finisar under the Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (each an “Assumed RSU”). Each Assumed RSU is subject to substantially the same terms and conditions as applied to the Assumed RSU immediately prior to the consummation of the acquisition, except that the number of shares of the Company’s common stock subject to each Assumed RSU has been adjusted in accordance with the terms of the Merger Agreement. Other than the Assumed RSUs, the Company did not assume any other awards outstanding under the Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (the “Finisar 2005 Plan”). As of the Closing Date, the Company also assumed the unused capacity under the Finisar 2005 Plan.

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2019	2018
Stock Options and Cash-Based Stock Appreciation Rights	$1,670	$2,328
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	12,731	2,792
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,759	217
	$16,160	$5,337

Note 15.	Fair Value of Financial Instruments

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

At September 30, 2019, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts.

The Company has entered into earnout arrangements in conjunction with previous acquisitions, that provide additional cash earnout opportunities based upon achievement of certain agreed upon financial and operational targets. The fair values of the contingent earnout arrangements and the net put option were measured using valuations based upon other unobservable inputs that are significant to the fair value measurement (Level 3).

The Company estimated the fair value of the 0.25% convertible notes based on quoted market prices as of the last trading day prior to September 30, 2019; however, the convertible notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the convertible notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the convertible notes is net of unamortized discount and issuance costs. See Note 10. Debt for details on the Company’s debt facilities. The fair value and carrying value of the convertible notes were as follows at September 30, 2019 ($000):

	Fair Value	Carrying Value
0.25% Convertible Notes	$359,835	$304,395

The Company included the fair value of the 0.50% Finisar convertible notes within the preliminary purchase price allocation disclosure within Note 3.

The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its lease obligations, excluding the 0.25% Convertible Notes and the 0.50% Finisar convertible notes are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.

Note 16.	Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to the Program during the quarter ended September 30, 2019. Through September 30, 2019, the Company has cumulatively purchased 1,366,587 shares of its Common Stock pursuant to the Program for approximately $20.7 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the three months ended September 30, 2019 were as follows ($000):

	Foreign		Total
	Currency	Defined	Accumulated Other
	Translation	Benefit	Comprehensive
	Adjustment	Pension Plan	Income (Loss)
AOCI - June 30, 2019	$(15,627)	$(8,594)	$(24,221)
Other comprehensive income before reclassifications	(13,019)	-	(13,019)
Amounts reclassified from AOCI	-	84	84
Net current-period other comprehensive income	(13,019)	84	(12,935)
AOCI - September 30, 2019	$(28,646)	$(8,510)	$(37,156)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although our management considers these expectations and assumptions to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019; (iii) the purchasing patterns of customers and end-users; (iv) the timely release of new products, and acceptance of such new products by the market; (v) the introduction of new products by competitors and other competitive responses; (vi) the Company’s ability to assimilate recently acquired businesses, and risks, costs and uncertainties associated with such acquisitions; and/or (vii) the Company’s ability to devise and execute strategies to respond to market conditions. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.

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

Introduction

II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products industrial materials processing, communications, aerospace-and-defense, consumer electronics, semiconductor capital equipment, life sciences and automotive end markets. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including integration with advanced software.

The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing a broad portfolio of products for our end markets. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.

Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, consumer electronics, security and monitoring applications, U.S. government prime contractors, and various U.S. government agencies.

On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar Corporation (“Finisar”), a global technology leader for subsystems and components for fiber optic communications. Additional information regarding the Company’s acquisition of Finisar is set forth below and in Note 3. Finisar Acquisition to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Due to timing of the acquisition, the results of Finisar for the three months ended September 30, 2019, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this quarterly report on Form 10-Q.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 16, 2019 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of September 30, 2019.

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

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2019 and 2018:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
		% of		% of
		Revenues		Revenues
Total revenues	$340.4	100.0%	$314.4	100.0%
Cost of goods sold	217.3	63.8	190.5	60.6
Gross margin	123.1	36.2	123.9	39.5
Operating expenses:
Internal research and development	36.1	10.6	33.2	10.6
Selling, general and administrative	105.5	31.0	53.5	17.0
Interest and other, net	12.0	3.5	4.9	1.6
Earnings (loss) before income tax	(30.6)	(9.0)	32.3	10.3
Income taxes	(4.5)	(1.3)	6.2	2.0
Net earnings (loss)	$(26.0)	-7.6%	$26.1	8.3%

Diluted earnings (loss) per share	$(0.39)		$0.40

Executive Summary

Net loss for the three months ended September 30, 2019 was $26.0 million (or $0.39 per share diluted), compared to net earnings of $26.1 million (or $0.40 per share diluted) for the same period last fiscal year.

On September 24, 2019, the Company completed its acquisition of Finisar Corporation.  In conjunction with the completion of the acquisition, the Company incurred transaction related expenses of $65.5 million. These include $25.3 million of investment banker fees, $18.4 million of severance and related compensation expenses, $9.3 million associated with fair value adjustments, $5.6 million of expenses relating to incremental interest expense and a debt extinguishment expense, and $6.8 million of other transaction expenses.

Net earnings (loss) during the current fiscal three months ended September 30, 2019 were negatively impacted by under-absorption of manufacturing costs for the Company’s Silicon Carbide and 3D Sensing product lines, due to lower product demand. In addition, the Company incurred increased internal research and development expense to address new product development in 5G and other developing technologies.

Consolidated

Revenues. Revenues for the three months ended September 30, 2019 increased 8% to $340.4 million, compared to $314.4 million for the same period last fiscal year. Finisar contributed $22.1 million of revenues during the quarter ended September 30, 2019.  In addition to the revenues contributed by Finisar, the increase in revenues was driven by the Photonic Solutions segment driven by increased demand in the Photonic Solutions segment from the Company’s reconfigurable optical add-drop multiplexer (“ROADM”) components sold to optical communication customers in the United States and China for products used in broadband expansion and U.S. metro communication upgrade cycles.

Gross margin. Gross margin for the three months ended September 30, 2019 was $123.1 million, or 36.2% of total revenues, compared to $123.9 million, or 39.5% of total revenues, for the same period last fiscal year. Gross margin was negatively impacted by approximately $7.1 million of additional cost of goods sold related to the preliminary fair value adjustment of the acquired Finisar inventory. Absent the above amount, gross margin as a percentage of revenues decreased despite the revenue growth primarily as a result of under-absorption of manufacturing costs for the Company’s 3D Sensing and Wide-Band gap product line due to continued customer order delays as well as production challenges.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2019 were $36.1 million, or 10.6% of revenues, compared to $33.2 million, or 10.6% of revenues, for the same period last fiscal year. The increase in IR&D during the current three-month period was due to the Company’s ongoing investments in the development of new technology and product introductions.  Specifically, the Company has been investing in new technology in the consumer electronics 5G technologies in the optical communications markets.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 were $105.5 million, or 31.0% of revenues, compared to $53.5 million, or 17.0% of revenues, for the same period last fiscal year. The increase in SG&A for the current three months was primarily the result of certain one-time transaction costs incurred relating to the completion of the acquisition of Finisar.  During the current fiscal quarter, the Company recorded investment banking fees of $25.3 million, $18.1 million of severance related compensation expense and $5.6 million of other transaction related expenses.  In addition to these expenses related to the completion of the acquisition, SG&A expense increased due to the additional costs associated with the growing revenue base.

Interest and other, net. Interest and other, net for the three months ended September 30, 2019 was expense of $12.0 million, compared to expense of $4.9 million for the same period last fiscal year.  Included in interest and other, net were interest expense on borrowings, equity earnings from its unconsolidated investments, foreign currency gains and losses, and interest income on excess cash balances.  For the three months ending September 30, 2019, interest expense increased $1.4 million due to the higher levels of outstanding debt due to the acquisition of Finisar.  In addition, the Company expensed $4.0 million of debt extinguishment costs.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2019 was 14.8%, compared to an effective tax rate of 19.1% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation and earnings generated from the Company’s foreign operations, which are subject to income taxes at lower statutory rates.

Segment Reporting

Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings (loss) in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings (loss), which is incorporated herein by reference.

Effective July 1, 2019, the Company realigned its composition of its operating segments. The Company realigned its operating segments into two segments, Photonic Solutions and Compound Semiconductors for the purpose of making operational decisions and assessing financial performance. All applicable segment information has been restated to reflect this change.

Compound Semiconductors ($ in millions)

	Three Months Ended		% Increase
	September 30,		(Decrease)
	2019	2018
Revenues	$177.0	$179.3	(1%)
Operating income	$26.5	$21.3	25%

Revenues for the three months ended September 30, 2019 for Compound Semiconductors decreased 1% to $177.0 million, compared to revenues of $179.3 million for the same period last fiscal year. The decrease in revenues during the three month ended September 30, 2019 primarily related to softness in demand for the segment’s silicon carbide and advanced optics and materials product line due to slowdown in demand from industrial based customers.

Operating income for the three months ended September 30, 2019 increased 25% to $26.5 million, compared to $21.3 million for the same period last fiscal year. The increase in operating income during the current three months compared to the same period last fiscal year was driven by improved cost containment efforts in both SG&A and IR&D.

Photonic Solutions ($ in millions)

	Three Months Ended		% Increase
	September 30,		(Decrease)
	2019	2018
Revenues	$141.4	$135.1	5%
Operating income	$13.0	$15.9	(18%)

Revenues for the three months ended September 30, 2019 for Photonic Solutions increased 5% to $141.4 million, compared to $135.1 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2019 was driven by the continued strength of the optical communications market. In particular, the segment saw increased demand in products for the ongoing buildout of the optical communications infrastructure ahead of the global 5G wireless services rollouts.

Operating income for the three months ended September 30, 2019 decreased 18% to $13.0 million, compared to $15.9 million for the same period last fiscal year. The decrease in operating income for the current period was driven by lower margins realized on the segment product line due to product mix and pricing pressures.  In addition, the segment incurred $2.4 million of increased IR&D relating to new product introductions.

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

Sources (uses) of Cash (millions):

	Three Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(25.6)	$19.0
Proceeds on long-term borrowings	1,570.0	120.0
Proceeds from exercises of stock options	3.0	5.0
Purchases of businesses	(1,036.6)	(45.2)
Payments under prior credit facility	(127.8)	(25.0)
Debt issuance costs	(63.5)	-
Additions to property, plant & equipment	(25.6)	(35.9)
Payments under prior term loan	(45.0)	-
Payments in satisfaction of employees' minimum tax obligations	(9.4)	(4.6)
Payments on earnout arrangements	(1.0)	(2.5)
Purchases of equity investments	-	(4.5)
Effect of exchange rate changes on cash and cash equivalents and other items	(3.7)	(2.0)

Net cash (used in) provided by operating activities:

Net cash used in operating activities was $25.6 million for the three months ended September 30, 2019 compared to net cash provided by operating activities of $19.0 million for the same period last fiscal year.  The decrease in cash from operations was primarily driven by incremental costs associated with the acquisition of Finisar resulting in lower net earnings (loss) for the current fiscal quarter.

Net cash used in investing activities:

Net cash used in investing activities was $1,064.2 million for the year ended September 30, 2019, compared to net cash used of $85.6 million for the same period last fiscal year. Net cash used in investing activities during the current three months ended September 30, 2019 included $1,037 million for cash paid for the acquisition of Finisar, and $25.6 million of cash paid for property, plant and equipment to build capacity to meet the growing demand for the Company’s product portfolio.

Net cash provided by financing activities:

Net cash provided by financing activities was $1,326.6 million for the three months ended September 30, 2019, compared to net cash provided by financing activities of $93.0 million for the same period last fiscal year. Net cash provided by financing activities included net borrowings on long-term debt of $1,397 million to fund the acquisition of Finisar, and $3.0 million of cash received from the exercise of stock options.  Net cash provided by financing activities was offset by payments $63.5 million of debt issuance costs associated with the increased borrowings, $9.4 million of cash payments  in satisfaction of employees’ minimum tax obligations from the vesting of equity awards as well as a $1.0 million earn-out payment relating to a prior year acquisition.

New Senior Credit Facilities

On September 24, 2019, in connection with the Finisar acquisition, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., and the other lenders.

The New Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of

(i)	Aggregate principal amount of $1.255 billion for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)	Aggregate principal amount of $720.0 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)

Aggregate principal amount of $450.0 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “New Senior Credit Facilities”).

The New Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.

Additional information regarding the New Senior Credit Facilities is set forth in Note 10. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of September 30, 2019:

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$2,483,834	$654,034	$427,400	$718,400	$684,000
Interest payments(1)	423,019	75,068	142,602	130,832	74,517
Operating lease obligations, including imputed interest (2)	165,156	36,027	48,826	30,569	49,733
Finance lease obligations, including imputed interest	33,973	2,371	4,939	5,214	21,450
Purchase obligations(3) (4)	196,887	185,386	11,176	325	-
Total	$3,302,869	$952,886	$634,943	$885,340	$829,700

(1)	Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at September 30, 2019 relating to the New Senior Credit Facilities, the II-VI Notes.
(2)	Includes an obligation for the use of two parcels of land related to II-VI Performance Metals. The lease obligations extend through 2039 and 2061, respectively.
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

The Company’s gross unrecognized income tax benefit at September 30, 2019 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time. However, at this time, the Company does not expect a significant payment related to these obligations within the next year.

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

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $11.1 million and $17.0 million at September 30, 2019 and June 30, 2019, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $2.6 million to an increase of $3.2 million for the three months ended September 30, 2019.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a loss of $1.7 million in the Condensed Consolidated Statement of Earnings related to these contracts for the three months ended September 30, 2019.

Swiss Franc

The Company enters into month-to-month forward contracts to limit exposure to the Swiss Franc.  During the three months ended September 30, 2019, the Company recorded an immaterial loss with respect to these forward contracts.

Interest Rate Risks

As of September 30, 2019, the Company’s total borrowings include variable rate borrowings, exposing the Company to changes in interest rates.  A change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $2.4 million for the three months ended September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s and Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On September 24, 2019, the Company completed its acquisition of Finisar. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30th, 2020, management intends to exclude Finisar from that assessment, as permitted under SEC rules. The Company is in the process of integrating the historical internal control over financial reporting of Finisar with the rest of the Company. Finisar’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period from September 24, 2019 to September 30, 2019 and represented 62.4% of the Company’s consolidated total assets as of September 30, 2019 and 6.5% of the Company’s consolidated total revenues for the three months ended September 30, 2019.

Other than the foregoing, no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the factors discussed below, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K dated August 16, 2019 for the year ended June 30, 2019. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following our acquisition of Finisar, we have a substantial amount of debt, which could adversely affect our business, financial condition or results of operations and prevent us from fulfilling its debt-related obligations.

Following our acquisition of Finisar, we have a substantial amount of debt. As of September 30, 2019, we had approximately $2.5 billion of outstanding debt (including under our outstanding debt securities and borrowings under our credit facilities). Our indebtedness could have important consequences for us, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•	increasing our vulnerability to adverse economic or industry conditions;
•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;
•	requiring us to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise;
•

requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in its business and the industries in which it operates; and
•	placing us at a competitive disadvantage to less leveraged competitors.

We may not generate sufficient cash flow from operations, together with any future borrowings, to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, to fund acquisitions, or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Any such actions, if necessary, may not be able to be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of its existing or future debt agreements.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2019, the Company has cumulatively purchased 1,366,587 shares of its Common Stock pursuant to the Program for approximately $20.7 million. The dollar value of shares that may yet be purchased under the Program is approximately $29.3 million.

The following table sets forth repurchases of our Common Stock during the quarter ended September 30, 2019:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
July 1, 2019 to July 30, 2019	-		$-	-	$29,290,759
August 1, 2019 to August 31, 2019	207,313	(1)	$38.91	-	$29,290,759
September 1, 2019 to September 30, 2019	35,401	(1)	$36.98	-	$29,290,759
Total	242,714		$38.63	-

(1)	Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

4.01	First Supplemental Indenture, dated as of September 24, 2019, by and among II-VI Incorporated, Finisar Corporation and Wells Fargo Bank, National Association, as trustee.	Incorporated herein by reference to Exhibit 4.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2019.

10.01	II-VI Incorporated Executive Severance Plan.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 22, 2019.

10.02	Form of Participation Agreement for the II-VI Incorporated Executive Severance Plan.	Incorporated herein by reference to Exhibit 10.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on August 22, 2019.

10.03

Amended and Restated Credit Agreement, dated as of September 24, 2019, by and among II-VI Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2019.

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

Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: November 12, 2019	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer