Form 10-Q
period 2019-12-31
II-VI INC
filed 2020-02-10
CIK 820318

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At February 6, 2020, 91,059,636 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

II-VI Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

($000)

	December 31,	June 30,
	2019	2019
Assets
Current Assets
Cash and cash equivalents	$376,840	$204,872
Accounts receivable - less allowance for doubtful accounts of $1,868 at December 31, 2019 and $1,292 at June 30, 2019	488,902	269,642
Inventories	662,982	296,282
Prepaid and refundable income taxes	8,449	11,778
Prepaid and other current assets	52,016	30,337
Total Current Assets	1,589,189	812,911
Property, plant & equipment, net	1,347,147	582,790
Goodwill	1,096,691	319,778
Other intangible assets, net	929,773	139,324
Investments	77,795	76,208
Deferred income taxes	17,487	8,524
Other assets	150,127	14,238
Total Assets	$5,208,209	$1,953,773

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$69,250	$23,834
Accounts payable	229,042	104,462
Accrued compensation and benefits	95,019	71,847
Operating lease current liabilities	29,245	-
Accrued income taxes payable	21,121	20,476
Other accrued liabilities	127,922	49,944
Total Current Liabilities	571,599	270,563
Long-term debt	2,228,207	443,163
Deferred income taxes	98,448	23,913
Operating lease liabilities	93,347	-
Other liabilities	150,911	82,925
Total Liabilities	3,142,512	820,564
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized - 300,000,000 shares; issued - 104,043,057 shares at December 31, 2019; 76,315,337 shares at June 30, 2019	1,441,180	382,423
Accumulated other comprehensive income (loss)	(9,208)	(24,221)
Retained earnings	819,370	943,581
	2,251,342	1,301,783
Treasury stock, at cost - 13,080,375 shares at December 31, 2019 and 12,603,781 shares at June 30, 2019	(185,645)	(168,574)
Total Shareholders' Equity	2,065,697	1,133,209
Total Liabilities and Shareholders' Equity	$5,208,209	$1,953,773

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

($000 except per share data)

	Three Months Ended
	December 31,
	2019	2018
Revenues	$666,331	$342,839

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	517,991	211,333
Internal research and development	107,700	33,764
Selling, general and administrative	119,218	58,136
Interest expense	28,390	5,580
Other expense (income), net	487	(701)
Total Costs, Expenses, & Other Expense (Income)	773,786	308,112

Earnings (Loss) Before Income Taxes	(107,455)	34,727

Income Taxes	(9,242)	6,025

Net Earnings (Loss)	$(98,213)	$28,702

Basic Earnings (Loss) Per Share	$(1.08)	$0.45

Diluted Earnings (Loss) Per Share	$(1.08)	$0.44

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000 except per share data)

	Six Months Ended
	December 31,
	2019	2018
Revenues	$1,006,740	$657,272

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	735,260	401,859
Internal research and development	143,820	66,935
Selling, general and administrative	224,713	111,659
Interest expense	35,358	11,164
Other expense (income), net	5,566	(1,414)
Total Costs, Expenses, & Other Expense (Income)	1,144,717	590,203

Earnings (Loss) Before Income Taxes	(137,977)	67,069

Income Taxes	(13,766)	12,218

Net Earnings (Loss)	$(124,211)	$54,851

Basic Earnings (Loss) Per Share	$(1.58)	$0.86

Diluted Earnings (Loss) Per Share	$(1.58)	$0.83

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

($000)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net earnings (loss)	$(98,213)	$28,702	$(124,211)	$54,851
Other comprehensive income (loss):
Foreign currency translation adjustments	$24,590	$(4,454)	$11,571	$(15,105)
Change in fair value of interest rate swap, net of taxes of $989 for both the three and six months ended December 31, 2019	$3,609	$-	$3,609	$-
Pension adjustment, net of taxes of ($92) and ($69) for the three and six months ended December 31, 2019, respectively, and ($24) and ($9) for the three and six months ended December 31, 2018, respectively	$(251)	$(85)	$(167)	$(33)
Comprehensive income (loss)	$(70,265)	$24,163	$(109,198)	$39,713

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

($000)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net earnings (loss)	$(124,211)	$54,851
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	69,386	36,679
Amortization	39,714	7,820
Share-based compensation expense	34,380	9,277
Amortization of discount on convertible debt and debt issuance costs	9,639	6,255
Debt extinguishment costs	3,960	-
Losses on foreign currency remeasurements and transactions	4,575	1,726
Earnings from equity investments	(918)	(2,767)
Deferred income taxes	(42,076)	(3,506)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	31,237	(8,610)
Inventories	78,065	(39,588)
Accounts payable	(1,963)	22,777
Income taxes	8,930	(856)
Accrued compensation and benefits	(9,642)	(10,436)
Other operating net assets (liabilities)	(44,816)	14,584
Net cash provided by operating activities	56,260	88,206
Cash Flows from Investing Activities
Additions to property, plant & equipment	(80,288)	(74,368)
Purchases of businesses, net of cash acquired	(1,036,609)	(54,229)
Purchases of equity investments	-	(4,480)
Other investing activities	(1,102)	116
Net cash used in investing activities	(1,117,999)	(132,961)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	1,241,000	-
Proceeds from borrowings of Term B Facility	720,000	-
Proceeds from borrowings of Revolving Credit Facility	160,000	-
Proceeds from borrowings under prior Credit Facility	10,000	120,000
Payments on Finisar Notes	(560,112)	-
Payments on borrowings under prior Term Loan, Credit Facility and other loans	(176,596)	(85,000)
Payments on borrowings under Term A Facility	(15,513)	-
Payments on borrowings under Term B Facility	(1,800)	-
Payments on borrowings under Revolving Credit Facility	(66,000)	-
Debt issuance costs	(63,510)	-
Proceeds from exercises of stock options	3,077	6,222
Payments on earnout arrangements	-	(3,540)
Common stock repurchase	(1,626)	-
Payments in satisfaction of employees' minimum tax obligations	(15,031)	(6,350)
Other financing activities	(1,839)	-
Net cash provided by financing activities	1,232,050	31,332
Effect of exchange rate changes on cash and cash equivalents	1,657	(3,359)
Net increase (decrease) in cash and cash equivalents	171,968	(16,782)
Cash and Cash Equivalents at Beginning of Period	204,872	247,038
Cash and Cash Equivalents at End of Period	$376,840	$230,256
Cash paid for interest	$24,745	$4,293
Cash paid for income taxes	$25,087	$14,527
Additions to property, plant & equipment included in accounts payable	$12,502	$10,347

- See notes to condensed consolidated financial statements.

e II-VI Incorporated and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(000)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three Months Ended December 31, 2019	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - September 30, 2019	103,736	$1,429,173	$(37,156)	$917,583	(12,855)	$(178,406)	$2,131,194
Share-based and deferred compensation activities	307	12,007	-	-	(175)	(5,614)	6,393
Common stock repurchase	-	-	-	-	(50)	(1,625)	(1,625)
Net loss	-	-	-	(98,213)	-	-	(98,213)
Foreign currency translation adjustments	-	-	24,590	-	-	-	24,590
Change in fair value of interest rate swap, net of taxes of $989	-	-	3,609	-	-	-	3,609
Pension adjustment, net of taxes of ($92)	-	-	(251)	-	-	-	(251)
Balance - December 31, 2019	104,043	$1,441,180	$(9,208)	$819,370	(13,080)	$(185,645)	$2,065,697

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Three Months Ended December 31, 2018	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - September 30, 2018	76,075	$360,276	$(14,379)	$862,213	(12,497)	$(164,522)	$1,043,588
Share-based and deferred compensation activities	49	6,919	-	-	(41)	(1,497)	5,422
Net earnings	-	-	-	28,702	-	-	28,702
Foreign currency translation adjustments	-	-	(4,454)	-	-	-	(4,454)
Pension adjustment, net of taxes of ($24)	-	-	(85)	-	-	-	(85)
Balance - December 31, 2018	76,124	$367,195	$(18,918)	$890,915	(12,538)	$(166,019)	$1,073,173

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Six Months Ended December 31, 2019	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2019	76,315	$382,423	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209
Share-based and deferred compensation activities	1,015	71,050	-	-	(426)	(15,446)	55,604
Common stock repurchase	-	-	-	-	(50)	(1,625)	(1,625)
Shares issued related to Finisar acquisition	26,713	987,707	-	-	-	-	987,707
Net loss	-	-	-	(124,211)	-	-	(124,211)
Foreign currency translation adjustments	-	-	11,571	-	-	-	11,571
Change in fair value of interest rate swap, net of taxes of $989	-	-	3,609	-	-	-	3,609
Pension adjustment, net of taxes of ($69)	-	-	(167)	-	-	-	(167)
Balance - December 31, 2019	104,043	$1,441,180	$(9,208)	$819,370	(13,080)	$(185,645)	$2,065,697

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Treasury Stock
Six Months Ended December 31, 2018	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	431	15,434	-	-	(142)	(6,285)	9,149
Net earnings	-	-	-	54,851	-	-	54,851
Foreign currency translation adjustments	-	-	(15,105)	-	-	-	(15,105)
Pension adjustment, net of taxes of $(9)	-	-	(33)	-	-	-	(33)
Balance - December 31, 2018	$76,124	$367,195	$(18,918)	$890,915	$(12,538)	$(166,019)	$1,073,173

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 16, 2019. The consolidated results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2019 was derived from the Company’s audited consolidated financial statements.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted this standard on July 1, 2019.  The Company has elected to utilize the optional transition method. See Note 5.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which more closely aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The Company adopted this standard on July 1, 2019.  The adoption of this standard did not have a material effect on the consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate eligible for hedge accounting purposes.  For public business entities that already have adopted the amendments in ASU 2017-12, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted in any interim period upon issuance of this update if an entity already has adopted ASU 2017-12.  The Company is in the process of evaluating the impact of the pronouncement.

Note 3.	Finisar Acquisition

On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar, a global technology leader for subsystems and components for fiber optic communications.

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

The preliminary total fair value of consideration paid in connection with the acquisition of Finisar consisted of the following (in $000):

	Shares	Per Share	Total Consideration
Cash paid for outstanding shares of Finisar common stock			$1,879,086
II-VI common shares issued to Finisar stockholders	26,712,822	$36.98	987,707
Replacement equity awards attributable to pre-combination service			41,710
			$2,908,503

The Company recorded $8.0 million and $40.2 million of acquisition related costs in the three and six months ended December 31, 2019, respectively, representing professional and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our Condensed Consolidated Statement of Earnings (Loss).

On the Closing Date, the Company entered into an Amended and Restated Credit Agreement, dated as of September 24, 2019 (the “New Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lender parties thereto. Refer to Note 10 for additional information on the new credit facility.

From the Closing Date, Finisar contributed $306.6 million and $328.7 million of our consolidated revenue for the three and six months ended December 31, 2019, respectively. Including severance related costs, Finisar’s contribution to our net loss was a loss of $7.3 million and $22.7 million during the three and six months ended December 31, 2019, respectively.

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

Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$842,477
Current assets	260,864
Inventories	439,708
Property, plant & equipment	748,858
Intangible assets	828,630
Other assets	82,929
Deferred tax assets	12,267
Accounts payable	(123,707)
Other accrued liabilities	(163,109)
Deferred tax liabilities	(219,544)
Debt	(575,000)
Goodwill	774,130
Total Purchase Price	$2,908,503

The purchase price allocation set forth herein is preliminary and will be revised as additional information becomes available during the measurement period, which could be up to 12 months from the Closing Date. Any such revisions or changes may be material. The Company utilized market available benchmarking analysis to perform the preliminary allocation above.

As of December 31, 2019, the goodwill and intangibles have been allocated to the Photonic Solutions and Compound Semiconductors segments. The preliminary goodwill of $774.1 million arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining II-VI and Finisar. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See Note 9 for additional information on goodwill and intangibles.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.  The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 31, 2018 and 2019, as if Finisar had been acquired as of July 1, 2018.  The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, and interest expense and amortization of debt issuance costs related to the New Senior Credit Facilities as defined in Note 10.

The unaudited supplemental pro forma financial information for the period presented is as follows (in $000):

	Three Months	Six Months	Three Months	Six Months
	Ended December	Ended December	Ended December	Ended December
	31, 2019	31, 2019	31, 2018	31, 2018
Revenue	$666,331	$1,274,487	$672,403	$1,300,266
Net Earnings (Loss)	(29,318)	(30,956)	(16,633)	(147,820)

Note 4.	Revenue from Contracts with Customers

The following tables summarize disaggregated revenue by revenue market, and product for the three and six months ended December 31, 2019 and 2018 ($000):

	Three Months Ended December 31, 2019

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other		Total
Commercial				`
Direct Ship Parts	$157,848	$459,253	$-		$617,101
Services	3,297	1,140	-		4,437

U.S. Government
Direct Ship Parts	40,165	-	-		40,165
Services	4,628	-	-		4,628

Total Revenues	$205,938	$460,393	$-		$666,331

	Three Months Ended December 31, 2018

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other		Total
Commercial				`
Direct Ship Parts	$140,698	$157,965	$-		$298,663
Services	2,889	1,729	-		4,618

U.S. Government
Direct Ship Parts	33,507	-	-		33,507
Services	6,051	-	-		6,051

Total Revenues	$183,145	$159,694	$-		$342,839

	Six Months Ended December 31, 2019

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other	Total
Commercial
Direct Ship Parts	$288,036	$599,598	$22,051	$909,685
Services	8,989	2,151	-	11,140

U.S. Government
Direct Ship Parts	77,247	-	-	77,247
Services	8,668	-	-	8,668

Total Revenues	$382,940	$601,749	$22,051	$1,006,740

	Six Months Ended December 31, 2018

	Compound	Photonic	Unallocated
	Semiconductors	Solutions	& Other	Total
Commercial
Direct Ship Parts	$285,565	$291,330	$-	$576,895
Services	6,884	3,520	-	10,404

U.S. Government
Direct Ship Parts	60,687	-	-	60,687
Services	9,286	-	-	9,286

Total Revenues	$362,422	$294,850	$-	$657,272

Contract Liabilities

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three and six months ended December 31, 2019, the Company recognized revenue of $21.2 million and $50.2 million, respectively, related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2019. The Company had $37.7 million and $19.4 million of contract liabilities recorded in the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, respectively.

Note 5.	Leases

On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective transition approach. The reported results for the three and six months ended December 31, 2019 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

The Company elected the practical expedient package permitted under the transition approach. As such, the Company did not reassess whether any expired or existing contracts are or contain leases, did not reassess historical lease classification, and did not reassess initial direct costs for any leases that existed prior to July 1, 2019.

As of the date of adoption, the Company recognized operating lease assets and liabilities of approximately $80.1 million on the Condensed Consolidated Balance Sheet. In addition, we acquired approximately $45 million and $48 million of operating lease assets and liabilities, respectively, through the acquisition of Finisar, which remains preliminary as discussed in Note 3.

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

The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months		Six Months
	Ended		Ended
	December 31, 2019		December 31, 2019
Finance Lease Cost
Amortization of right-of-use Assets	$417		$833
Interest on Lease Liabilities	334		671
Total Finance Lease Cost	751		1,505
Operating Lease Cost	11,073		17,180
Total Lease Cost	$11,824		$18,685

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Finance Leases	334		671
Operating Cash Flows from Operating Leases	10,731		16,671
Financing Cash Flows from Finance Leases	247		490

Weighted-Average Remaining Lease Term (in Years)
Finance Leases		12.0
Operating Leases		6.2

Weighted-Average Discount Rate
Finance Leases		5.6%
Operating Leases		6.0%

The following table presents future minimum lease payments, which include short-term leases ($000):

	Payments Due By Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter
Operating leases	$159,620	$35,107	$49,305	$29,818	$45,390
Less interest	37,028
Operating lease liability	$122,592

Finance leases	$33,393	$2,387	$4,972	$5,249	$20,785
Less interest	9,409
Finance lease liability	$23,984

Note 6.	Other Investments

The Company holds a 93.8% equity investment in a privately-held company (“Equity Investment”), which it acquired for $51.7 million. The Company’s pro-rata share of earnings/(loss) from this investment for the three and six months ended December 31, 2019 was insignificant. The Company’s pro rata share of earnings from this investment for the three and six months ended December 31, 2018 was $0.9 million and $2.0 million, and was recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss).

This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

	Interest	Ownership % as of	Equity as of
Location	Type	December 31, 2019	December 31, 2019 ($000)
USA	Equity Investment	93.8%	$57,658

The Equity Investment has been determined to be a variable interest entity because the Company has an overall 93.8% economic position in the investee, comprising a significant portion of its capitalization, but has only a 25% voting interest. The Company’s right to receive rewards and obligation to absorb expected losses is disproportionate to its voting interest. The Company is not the primary beneficiary because it does not have the power to direct the activities of the equity investment that most significantly impacts its economic performance. Certain business decisions, including decisions with respect to operating budgets, material capital expenditures, indebtedness, significant acquisitions or dispositions, and strategic decisions, require the approval of owners holding a majority percentage in the Equity Investment.  The Company accounts for its interest as an equity method investment as the Company has the ability to exercise significant influence over operating and financial policies of the Equity Investment.

As of December 31, 2019 and June 30, 2019, the Company’s maximum financial statement exposure related to this Equity Investment was approximately $57.7 million and $57.6 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheets.

The Company has the right to purchase all of the outstanding interest of each of the minority equity holders, and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests, at any time on or after the third anniversary of the investment, or earlier upon certain events.

Note 7.	Inventories

The components of inventories were as follows ($000):

	December 31,	June 30,
	2019	2019
Raw materials	$208,364	$119,917
Work in progress	307,303	101,091
Finished goods	147,315	75,274
	$662,982	$296,282

Note 8.	Property, Plant and Equipment

Property, plant and equipment consists of the following ($000):

	December 31,	June 30,
	2019	2019
Land and improvements	$17,552	$9,001
Buildings and improvements	310,398	249,238
Machinery and equipment	1,411,511	739,330
Construction in progress	136,514	71,425
Finance lease right-of-use asset	25,000	-
	1,900,975	1,068,994
Less accumulated depreciation	(553,828)	(486,204)
	$1,347,147	$582,790

Included in the table above is a building acquired under a finance lease. As of December 31, 2019 and June 30, 2019, the accumulated depreciation of the finance lease right-of-use asset was $5.0 million and $4.2 million, respectively.

Note 9.	Goodwill and Other Intangible Assets

Effective July 1, 2019, the Company realigned its organizational structure into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. All applicable information has been restated to reflect this change.

Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2019
	Compound	Photonic
	Semiconductors	Solutions	Total
Balance-beginning of period	$185,721	$134,057	$319,778
Goodwill acquired	61,085	713,045	774,130
Foreign currency translation	2,482	301	2,783
Balance-end of period	$249,288	$847,403	$1,096,691

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2019 and June 30, 2019 were as follows ($000):

	December 31, 2019			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Technology and Patents	$92,513	$(43,397)	$49,116	$91,637	$(39,679)	$51,958
Trade Names	15,714	(1,667)	14,047	15,759	(1,601)	14,158
Customer Lists	133,656	(64,355)	69,301	132,872	(59,664)	73,208
Other	830,199	(32,890)	797,309	1,572	(1,572)	-
Total	$1,072,082	$(142,309)	$929,773	$241,840	$(102,516)	$139,324

Other intangible assets primarily include $828.6 million related to the preliminary purchase price allocation of Finisar. This includes preliminary amounts for technology of $615.8 million, customer lists of $125.4 million, in process research and development of $76.0 million, and trade names of $11.4 million. These items will be included in other intangible assets until the purchase price allocation is finalized.

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

Note 10.	Debt

The components of debt for the periods indicated were as follows ($000):

	December 31,	June 30,
	2019	2019
Term A Facility, interest at LIBOR, as defined, plus 2.00%	$1,225,488	$-
Revolving Credit Facility, interest at LIBOR, as defined, plus 2.00%	94,000	-
Debt issuance costs, Term A Facility and Revolving Credit Facility	(35,592)	-
Term B Facility, interest at LIBOR, as defined, plus 3.50%	718,200	-
Debt issuance costs, Term B Facility	(27,214)	-
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	-
0.25% convertible senior notes	345,000	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(37,313)	(43,859)
Term loan, interest at LIBOR, as defined, plus 1.75%	-	45,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	-	115,000
Credit facility unamortized debt issuance costs	-	(761)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	-	2,783
Note payable assumed in IPI acquisition	-	3,834

Total debt	2,297,457	466,997
Current portion of long-term debt	(69,250)	(23,834)
Long-term debt, less current portion	$2,228,207	$443,163

New Senior Credit Facilities

On September 24, 2019, in connection with the Finisar acquisition, the Company entered the New Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The New Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of

(i)	Aggregate principal amount of $1.255 billion for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)	Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)

Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “New Senior Credit Facilities”).

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

The Company voluntarily may prepay, at any time or from time to time, any amounts outstanding under the New Senior Credit Facilities in whole or in part without premium or penalty; except for the Term B Facility, pursuant to which in the event of (a) a repayment made before September 24, 2020, (b) the occurrence of a repricing event, or (c) a change to the lenders, the Company will be subject to a prepayment premium in an amount equal to one percent of: (i) the principal amount of the Term B Facility that is prepaid under an optional or mandatory prepayment due to a repricing event, (ii) the aggregate outstanding principal amount of the Term B Facility resulting from an amendment to the New Credit Agreement, and (iii) the principal amount of the Term B Facility that is mandatorily assigned. The Company may be subject to mandatory prepayment of amounts outstanding under the New Senior Credit Facilities under certain circumstances, including in connection with certain asset sales or other dispositions of property and debt issuances.

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

Amounts outstanding under the New Senior Credit Facilities will bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the New Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.  The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the New Senior Credit Facilities.  Refer to Note 15 for further information regarding this interest rate swap.

The New Credit Agreement contains customary affirmative and negative covenants with respect to the New Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the new Credit Agreement) as of the end of each fiscal quarter of not less than 3.00:1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the New Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of December 31, 2019, the Company was in compliance with all financial covenants under the New Credit Agreement.

The Company incurred $69.8 million of debt issuance costs in connection with the New Senior Credit Facilities. The Company evaluated these costs to determine appropriate recognition of expense under ASC 470, to account for debt modification and extinguishment. As a result of the Company’s assessment, $65.8 million have been capitalized in the Condensed Consolidated Balance Sheet.  Debt extinguishment costs of $4.0 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the six months ended December 31, 2019.  The Company expensed $2.9 million of capitalized debt issuance costs during the three and six months ended December 31, 2019 in interest expense in the Condensed Consolidated Statement of Earnings (Loss). The capitalized costs are being amortized to interest expense using the effective interest rate method from the issuance date of September 24, 2019, through the end of each facility.   The unamortized discount amounted to $62.8 million as of December 31, 2019 and is being amortized over five and seven years, for the Term A Facility and Revolving Credit Facility, and the Term B Facility, respectively.

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

Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. The Company repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of December 31, 2019, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.

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

The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $246.8 million as of December 31, 2019 and $268.0 million as of June 30, 2019 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of December 31, 2019, the II-VI Notes are not yet convertible based upon the II-VI Notes’ conversion features.  Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.

The following tables set forth total interest expense recognized related to the II-VI Notes for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
0.25% contractual coupon	$221	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,291	6,546
Interest expense	$3,512	$6,987

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
0.25% contractual coupon	$221	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,145	6,255
Interest expense	$3,366	$6,696

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $32.6 million as of December 31, 2019 and $38.3 million as of June 30, 2019 and is being amortized over three years.

Aggregate Availability

The Company had aggregate availability of $356.0 million under its line of credit as of December 31, 2019.

Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 3.8% and 1.7% for the six months ended December 31, 2019 and 2018, respectively.

Note 11.	Income Taxes

The Company’s year-to-date effective income tax rate at December 31, 2019 was an income tax benefit of 10.0% compared to an income tax expense of 18.2% for the same period in fiscal 2018. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2019 and June 30, 2019, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $74.0 million and $11.5 million, respectively. In conjunction with the acquisition of Finisar, the Company assumed $64.0 million of uncertain tax positions. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $70.3 million of the gross unrecognized tax benefits at December 31, 2019 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $15.6 million and $1.2 million, at December 31, 2019 and June 30, 2019, respectively. Fiscal years 2017 to 2020 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2020 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2020 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in Florida for the years 2016 through 2018; Philippines for the year 2017; Germany for the years 2012 through 2015; Vietnam for the years 2018 through 2019; Australia for the years 2011 through 2014; and India for the year 2016. The Company believes its income tax reserves for these tax matters are adequate.
Note 12.	Earnings Per Share

The following table sets forth the computation of earnings per share for the periods indicated. Basic net income per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the if-converted method was anti-dilutive for the three and six months ended December 31, 2019 and 2018, and was excluded from the calculation of earnings per share (000 except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Basic Earnings per Share
Net earnings (loss)	$(98,213)	$28,702	$(124,211)	$54,851
Divided by:
Weighted average shares	90,886	63,588	78,428	63,504

Basic earnings (loss) per common share	$(1.08)	$0.45	$(1.58)	$0.86
Diluted Earnings per Share
Net earnings (loss)	$(98,213)	$28,702	$(124,211)	$54,851
Divided by:
Weighted average shares	90,886	63,588	78,428	63,504
Dilutive effect of common stock equivalents	-	2,085	-	2,412
Diluted weighted average common shares	90,886	65,673	78,428	65,916

Diluted earnings (loss) per common share	$(1.08)	$0.44	$(1.58)	$0.83

The following table presents potential shares of Common Stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (000):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Common stock equivalents	3,392	138	2,714	125
0.25% Convertible Senior Notes due 2022	7,331	7,331	7,331	7,331
0.50% Finisar Convertible Notes	391	-	502	-
Total anti-dilutive shares	11,114	7,469	10,547	7,456

Note 13.	Segment Reporting

The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision maker organizes business segments within the Company for making operating decisions and assessing financial performance.

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

On September 24, 2019, the Company completed its acquisition of Finisar. See Note 3, Finisar Acquisition. Through September 30, 2019, the operating results of the Finisar acquisition are reflected in Unallocated and Other.  Finisar results have been included in the Photonic Solutions and Compound Semiconductors segments during the three months ended December 31, 2019.

The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. Unallocated and Other includes eliminating inter-segment sales and transfers, the results of Finisar since the acquisition date through September 30, 2019, and transaction costs related to the Finisar transaction. See Note 3 for additional information.

The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2019
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$460,393	$205,938	$-	$666,331
Inter-segment revenues	22,190	66,123	(88,313)	-
Operating loss	(60,937)	(8,835)	(8,808)	(78,580)
Interest expense	-	-	-	(28,390)
Other income (expense), net	-	-	-	(487)
Income taxes	-	-	-	9,242
Net loss	-	-	-	(98,213)
Depreciation and amortization	55,174	26,978	-	82,152
Expenditures for property, plant & equipment	21,313	33,339	-	54,652
Segment assets	3,194,032	2,014,177	-	5,208,209
Goodwill	847,403	249,288	-	1,096,691

	Three Months Ended December 31, 2018
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$159,694	$183,145	$-	$342,839
Inter-segment revenues	2,504	17,538	(20,041)	-
Operating income (loss)	23,087	23,622	(7,103)	39,606
Interest expense	-	-	-	(5,580)
Other income, net	-	-	-	701
Income taxes	-	-	-	(6,025)
Net earnings	-	-	-	28,702
Depreciation and amortization	6,462	15,867	-	22,329
Expenditures for property, plant & equipment	11,223	27,246	-	38,468

	Six Months Ended December 31, 2019
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$601,749	$382,940	$22,051	$1,006,740
Inter-segment revenues	24,840	80,056	(104,896)	-
Operating income (loss)	(47,913)	17,686	(66,827)	(97,054)
Interest expense	-	-	-	(35,358)
Other income (expense), net	-	-	-	(5,566)
Income taxes	-	-	-	13,766
Net loss	-	-	-	(124,211)
Depreciation and amortization	61,990	43,367	3,743	109,100
Expenditures for property, plant & equipment	30,702	46,822	2,764	80,288

	Six Months Ended December 31, 2018
	Photonic	Compound	Unallocated
	Solutions	Semiconductors	& Other	Total
Revenues	$294,850	$362,422	$-	$657,272
Inter-segment revenues	7,726	34,708	(42,434)	-
Operating income (loss)	38,999	44,923	(7,103)	76,819
Interest expense	-	-	-	(11,164)
Other income, net	-	-	-	1,414
Income taxes	-	-	-	(12,218)
Net earnings	-	-	-	54,851
Depreciation and amortization	12,661	31,838	-	44,499
Expenditures for property, plant & equipment	23,274	50,113	-	73,386

Note 14.	Share-Based Compensation

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

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2019	2018	2019	2018
Stock Options and Cash-Based Stock Appreciation Rights	$2,989	$454	$4,659	$2,782
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	12,871	2,007	25,602	4,799
Performance Share Awards and Cash-Based Performance Share Unit Awards	3,400	2,497	5,159	2,714
	$19,260	$4,958	$35,420	$10,295

Note 15.	Fair Value of Financial Instruments

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

The Company entered into an interest rate swap with notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in July 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The interest rate swap is recognized in the Consolidated Balance Sheet within other assets at fair value. Changes in fair value are recorded within other comprehensive income (loss) on the consolidated balance sheet and reclassified into the Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings.  The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves.  The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk.  The interest rate swap is classified as a Level 2 item within the fair value hierarchy.

The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to December 31, 2019; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 10. Debt for details on the Company’s debt facilities. The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at December 31, 2019 ($000):

	Fair Value	Carrying Value
II-VI Notes	$353,266	$307,687
Finisar Notes	13,771	14,888

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

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  During the three and six months ended December 31, 2019, the Company purchased 50,000 shares of its common stock for $1.6 million under this program.  Through December 31, 2019, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million.

Note 17.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the six months ended December 31, 2019 were as follows ($000):

	Foreign			Total
	Currency	Interest	Defined	Accumulated Other
	Translation	Rate	Benefit	Comprehensive
	Adjustment	Swap	Pension Plan	Income (Loss)
AOCI - June 30, 2019	$(15,627)	$-	$(8,594)	$(24,221)
Other comprehensive income before reclassifications	11,571	3,774	(167)	15,178
Amounts reclassified from AOCI	-	(165)	-	(165)
Net current-period other comprehensive income	11,571	3,609	(167)	15,013
AOCI - December 31, 2019	$(4,056)	$3,609	$(8,761)	$(9,208)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar Corporation (“Finisar”), a global technology leader for subsystems and components for fiber optic communications. Additional information regarding the Company’s acquisition of Finisar is set forth below and in Note 3. Finisar Acquisition to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Due to timing of the acquisition, the results of Finisar for the three months ended September 30, 2019, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other. Within this quarterly report on Form 10-Q for the three months ended December 31, 2019, the results of Finisar have been allocated to the Photonic Solutions and Compound Semiconductors Segments.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 16, 2019 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of December 31, 2019.

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

Results of Operations ($ in millions, except per share data)

The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	December 31, 2019		December 31, 2018
		% of		% of
		Revenues		Revenues
Total revenues	$666.3	100.0%	$342.9	100.0%
Cost of goods sold	518.0	77.7	211.3	61.6
Gross margin	148.3	22.3	131.6	38.4
Operating expenses:
Internal research and development	107.7	16.2	33.8	9.9
Selling, general and administrative	119.2	17.9	58.1	16.9
Interest and other, net	28.9	4.3	5.0	1.5
Earnings (loss) before income tax	(107.5)	(16.1)	34.7	10.1
Income taxes	(9.2)	(1.4)	6.0	1.7
Net earnings (loss)	$(98.2)	(14.7%)	$28.7	8.4%

Diluted earnings (loss) per share	$(1.08)		$0.44

	Six Months Ended		Six Months Ended
	December 31, 2019		December 31, 2018
		% of		% of
		Revenues		Revenues
Total revenues	$1,006.7	100.0%	$657.3	100.0%
Cost of goods sold	735.3	73.0	401.9	61.1
Gross margin	271.4	27.0	255.4	38.9
Operating expenses:
Internal research and development	143.8	14.3	66.9	10.2
Selling, general and administrative	224.7	22.3	111.7	17.0
Interest and other, net	40.9	4.1	9.7	1.5
Earnings (loss) before income tax	(138.0)	(13.7)	67.1	10.2
Income taxes	(13.8)	(1.4)	12.2	1.9
Net earnings (loss)	$(124.2)	(12.3%)	$54.9	8.4%

Diluted earnings (loss) per share	$(1.58)		$0.83

Executive Summary

Net loss for the three months ended December 31, 2019 was $(98.2) million ($(1.08) per share diluted), compared to net earnings of $28.7 million ($0.44 per share diluted) for the same period last fiscal year.  Net loss for the six months ended December 31, 2019 was ($124.2) million ($(1.58) per share diluted), compared to net earnings of $54.9 million or ($0.83 per share diluted).

Net loss was impacted by expenses of $119.9 million and $185.6 million incurred in relation to the September 24, 2019 acquisition of Finisar Corporation during the current three and six months ended December 31, 2019, respectively.  These expenses include transaction expenses such as legal and professional fees as well as expenses related to the fair value adjustments of acquired inventory and intangible assets.

During the three months ended December 31, 2019, these expenses included $0.6 million of severance and related compensation expenses, $80.6 million of expenses associated with fair value adjustments of acquired inventory, $29.1 million of amortization expense associated with fair value adjustments of acquired intangible assets and $9.6 million of other transaction expenses.

During the six months ended December 31, 2019, these expenses included $25.3 million of investment banker fees, $18.9 million of severance and related compensation expenses, $87.7 million of expenses associated with fair value adjustments of acquired inventory, $31.3 million of amortization expense associated with fair value adjustments of acquired intangible assets, $5.6 million of expenses relating to incremental interest expenses and debt extinguishment and $16.8 million of other transaction expenses.

Consolidated

Revenues. Revenues for the three months ended December 31, 2019 increased 94% to $666.3 million, compared to $342.9 million for the same period last fiscal year. Revenues for the six months ended December 31, 2019 increased 53% to $1,006.7 million, compared to $657.3 million for the same period last fiscal year. Finisar contributed $306.6 million and $328.7 million of revenues during the three and six months December 31, 2019.  In addition to the revenues contributed by Finisar, the increase in revenues was driven by increased demand from the Company’s ROADM product line for the optical communications market as well as increased revenues related to the Company’s VCSEL products used in the 3D Sensing market and increased demand from customers in the aerospace and defense markets.

Gross margin. Gross margin for the three months ended December 31, 2019 was $148.3 million, or 22.3% of total revenues, compared to $131.6 million, or 38.4% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2019 was $271.4 million, or 27.0% of total revenues, compared to $255.4 million, or 38.9% of total revenues, for the same period last fiscal year. Gross margin was negatively impacted by approximately $80.6 million and $87.7 million of additional cost of goods sold related to the preliminary fair value adjustment of the acquired Finisar inventory for the three and six months ended December 31, 2019, respectively. Absent the above amount, gross margin as a percentage of revenues decreased despite the revenue growth primarily as a result of product mix relating to the Transceiver product line which has a lower gross margin profile than the Company’s historical margins.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2019 were $107.7 million, or 16.2% of revenues, compared to $33.8 million, or 9.9% of revenues, for the same period last fiscal year. IR&D expenses for the six months ended December 31, 2019 were $143.8 million, or 14.3% of revenues, compared to $66.9 million, or 10.2% of revenues, for the same period last fiscal year. The increase in IR&D expenses during the current three and six month period was primarily due to the acquisition of Finisar in the first quarter of fiscal 2020, as well as the Company’s continued investment in new products and technologies focused on 5G and other emerging market trends.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2019 were $119.2 million, or 17.9% of revenues, compared to $58.1 million, or 16.9% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2019 were $224.7 million, or 22.3% of revenues, compared to $111.7 million, or 17.0% of revenues, for the same period last fiscal year. The increase in SG&A for the current three and six months was primarily the result of transaction costs incurred relating to the acquisition of Finisar as well as the acquired SG&A from the Finisar acquisition.  During the six months ended December 31, 2019, the Company incurred $40.2 million of transaction related expenses.

Interest and other, net. Interest and other, net for the three months ended December 31, 2019 was expense of $28.9 million, compared to expense of $5.0 million for the same period last fiscal year.  Interest and other, net for the six months ended December 31, 2019 was expense of $40.9 million, compared to expense of $9.7 million for the same period last fiscal year.  Included in interest and other, net were interest expense on borrowings, equity earnings from its unconsolidated investments, foreign currency gains and losses, and interest income on excess cash balances.  Interest expense increased $22.8 million and $24.2 million for both the current three and six month periods, respectively, due to the higher levels of outstanding debt incurred in conjunction with the acquisition of Finisar.  In addition, the Company expensed $4.0 million of debt extinguishment costs in the six months ended December 31, 2019.

Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2019 was 10.0%, compared to an effective tax rate of 18.2% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions.

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

Compound Semiconductors ($ in millions)

	Three Months Ended		% Increase	Six Months Ended		% Increase
	December 31,		(Decrease)	December 31,		(Decrease)
	2019	2018		2019	2018
Revenues	$205.9	$183.2	12%	$382.9	$362.5	6%
Operating income (loss)	$(8.8)	$23.6	(137%)	$17.7	$44.9	(61%)

Revenues for the three months ended December 31, 2019 for Compound Semiconductors increased 12% to $205.9 million, compared to revenues of $183.2 million for the same period last fiscal year. Revenues for the six months ended December 31, 2019 for Compound Semiconductors increased 6% to $382.9 million, compared to revenues of $362.5 million for the same period last fiscal year. The increase in revenues during the three and six months ended December 31, 2019 primarily related to increased VCSEL product shipments addressing the 3D sensing commercial market.  In addition, the segment also experienced increased revenues to customers in the aerospace and defense market.

Operating loss for the three months ended December 31, 2019 decreased 137% to $(8.8) million, compared to operating income of $23.6 million for the same period last fiscal year. Operating income for the six months ended December 31, 2019 decreased 61% to $17.7 million, compared to $44.9 million for the same period last fiscal year. The decrease in operating income during the current three and six month periods compared to the same periods last fiscal year was driven by unabsorbed operating costs incurred at the segment’s Sherman, Texas wafer fabrication facility.  The Company anticipates this facility to begin shipping to customers in the second half of fiscal year 2020.  In addition, the segment incurred approximately $12.4 million and $14.4 million of acquisition related expenses associated with amortization of acquired intangible assets, expensing of the fair value inventory write-up and other related acquisition expenses during the current three and six month periods, respectively.

Photonic Solutions ($ in millions)

	Three Months Ended		% Increase	Six Months Ended		% Increase
	December 31,		(Decrease)	December 31,		(Decrease)
	2019	2018		2019	2018
Revenues	$460.4	$159.7	188%	$601.8	$294.8	104%
Operating income (loss)	$(60.9)	$23.1	(364%)	$(47.9)	$39.0	(223%)

Revenues for the three months ended December 31, 2019 for Photonic Solutions increased 188% to $460.4 million, compared to $159.7 million for the same period last fiscal year. Revenues for the six months ended December 31, 2019 for Photonic Solutions increased 104% to $601.8 million, compared to $294.8 million for the same period last fiscal year. The increase in revenues for the three and six months ended December 31, 2019 compared to the same periods last fiscal year was primarily due to the acquisition of Finisar and the strengthening of demand of our transceiver product line. The segment also has experienced increased demand from customers in the optical communication market for ROADM components.

Operating loss for the three months ended December 31, 2019 decreased 364% to a loss of $(60.9) million, compared to operating income of $23.1 million for the same period last fiscal year. Operating loss for the six months ended December 31, 2019 decreased 223% to a loss of $(47.9) million, compared to operating income of $39.0 million for the same period last fiscal year.  The decrease in operating income during the current three and six month periods compared to the same periods last fiscal year was driven by acquisition related expenses of $103.4 million and $105.5 million related to amortization expense on acquired intangible assets and the expensing of inventory fair market value step-up.

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

Sources (uses) of Cash (millions):

	Six Months Ended
	December 31,
	2019	2018
Net cash provided by operating activities	$56.3	$88.2
Proceeds on long-term borrowings	2,131.0	35.0
Proceeds from exercises of stock options	3.1	6.2
Purchases of businesses	(1,036.6)	(54.2)
Payments on Finisar Notes	(560.1)	-
Debt issuance costs	(63.5)	-
Additions to property, plant & equipment	(80.3)	(74.4)
Payments under prior term loan	(176.6)	-
Payments under new credit facility	(83.3)	-
Common stock repurchase	(1.6)	-
Payments in satisfaction of employees' minimum tax obligations	(15.0)	(6.4)
Payments on earnout arrangements	-	(3.5)
Purchases of equity and other investments	-	(4.5)
Effect of exchange rate changes on cash and cash equivalents and other items	(1.4)	(3.2)

Net cash provided by operating activities:

Net cash provided by operating activities was $56.3 million during the current six month period compared to $88.2 million of cash provided by operating activities during the same period last fiscal year.   The lower levels of cash flow from operations during the current six months ended December 31, 2019 were the result of lower earnings generated during the current fiscal year related to acquisition related expenses incurred for the acquisition of Finisar.

Net cash used in investing activities:

Net cash used in investing activities was $1,118.0 million for the six months ended December 31, 2019, compared to net cash used of $133.0 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included

$1,036.6 million for cash paid for the acquisition of Finisar, and $80.3 million of cash paid for property, plant and equipment to increase capacity to meet the growing demand for the Company’s product portfolio.

Net cash provided by financing activities:

Net cash provided by financing activities was $1,232.1 million for the six months ended December 31, 2019, compared to net cash provided by financing activities of $31.3 million for the same period last fiscal year. Net cash provided by financing activities during the current fiscal year included net borrowings on long-term debt of $1,311.0 million primarily to fund the acquisition of Finisar, and $3.1 million of cash received from the exercise of stock options.  Net cash provided by financing activities was offset by $63.5 million of debt issuance costs associated with the increased borrowings, $15.0 million of cash payments in satisfaction of employees’ minimum tax obligations from the vesting of equity awards, a $1.6 million payment to repurchase common stock through its share repurchase program and a $1.0 million earn-out payment relating to a prior year acquisition.

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

The New Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of

(i)	Aggregate principal amount of $1.255 billion for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)	Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)

Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “New Senior Credit Facilities”).

The New Credit Agreement also provides for a letter of credit sub-facility not to exceed $25 million and a swing loan sub-facility initially not to exceed $20 million.

Additional information regarding the New Senior Credit Facilities is set forth in Note 10. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents information about the Company’s contractual obligations and commitments as of December 31, 2019:

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$2,397,576	$69,250	$498,388	1,147,738	$682,200
Interest payments(1)	461,109	88,098	167,599	144,050	61,362
Operating lease obligations, including imputed interest (2)	159,620	35,107	49,305	29,818	45,390
Finance lease obligations, including imputed interest	33,393	2,387	4,972	5,249	20,785
Purchase obligations(3) (4)	148,942	145,148	3,794	-	-
Total	$3,200,639	$339,989	$724,057	$1,326,855	$809,738

(1)

Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at December 31, 2019 relating to the New Senior Credit Facilities and the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022.  These interest payments do not reflect the impact of the interest rate swap that is used to convert variable interest payments to fixed interest payments.

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

The Company’s gross unrecognized income tax benefit at December 31, 2019 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen, Chinese Renminbi, Swiss Franc, Euro, and the Malaysian Ringgit. No significant changes have occurred in the techniques and instruments used other than those described below.

Foreign Exchange Risks

In the normal course of business, the Company enters into foreign currency forward exchange contracts with its financial institutions. The purpose of these contracts is to hedge ordinary business risks regarding foreign currencies on product sales. Foreign currency exchange contracts are used to limit transactional exposure to changes in currency rates.

Japanese Yen

The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $12.0 million and $17.0 million at December 31, 2019 and June 30, 2019, respectively.

A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $3.9 million to an increase of $4.7 million for the three months ended December 31, 2019 and a decrease of $6.5 million to an increase of $8.0 million for the six months ended December 31, 2019.

Chinese Renminbi

The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a loss of $0.8 million and $2.5 million in the Condensed Consolidated Statement of Earnings (Loss) related to these contracts for the three and six months ended December 31, 2019, respectively.

Swiss Franc

The Company enters into month-to-month forward contracts to limit exposure to the Swiss Franc.  The Company recorded a gain of $0.3 million and a loss of $1.2 million in the Condensed Consolidated Statement of Earnings (Loss) related to these contracts for the three and six months ended December 31, 2019, respectively.

Interest Rate Risks

As of December 31, 2019, the Company’s total borrowings include variable rate borrowings, exposing the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt.  If the Company had not effectively fixed its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $19.7 million and $22.1 million for the three and six months ended December 31, 2019.

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

On September 24, 2019, the Company completed its acquisition of Finisar. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, management intends to exclude Finisar from that assessment, as permitted under SEC rules. The Company is in the process of integrating the historical internal control over financial reporting of Finisar with the rest of the Company. Finisar’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period from September 24, 2019 to December 31, 2019 and represented 61.3% of the Company’s consolidated total assets as of December 31, 2019 and 46.0% and 32.7% of the Company’s consolidated total revenues for the three and six months ended December 31, 2019, respectively.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the factors discussed below, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We face risks related to worldwide health epidemics and other outbreaks.

As a company with international operations, we are exposed to the risk of business and economic disruption related to worldwide health epidemics and other outbreaks, such as the Coronavirus.  Government imposed travel restrictions and local statutory quarantines may result in direct operational and administrative disruptions to our foreign facilities and may also indirectly impact our domestic facilities.  Additionally, our suppliers and customers may be adversely affected by these disruptions, which in turn could negatively impact our sales and operating results.

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2019, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million. The dollar value of shares that may yet be purchased under the Program is approximately $27.7 million.

The following table sets forth repurchases of our Common Stock during the quarter ended December 31, 2019:

				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of Publicly	Yet be Purchased
	Total Number of		Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased		Per Share	Programs	Program
October 1, 2019 to October 31, 2019	128,212	(1)	$32.64	50,000	$27,658,759
November 1, 2019 to November 30, 2019	3,349	(1)	$31.65	-	$27,658,759
December 1, 2019 to December 31, 2019	43,718	(1)	$30.10	-	$27,658,759
Total	175,279		$31.99	50,000

(1)	Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Reference

10.01	Amended and Restated Employment Agreement, effective January 26, 2020, between II-VI Incorporated and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on January 30, 2020.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: February 10, 2020	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr
Chief Executive Officer

Date: February 10, 2020	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer