Form 10-Q
period 2020-03-31
II-VI INC
filed 2020-05-11
CIK 820318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File Number: 0-16195
________________________________________________________________
II-VI INCORPORATED
(Exact name of registrant as specified in its charter)
________________________________________________________________

PENNSYLVANIA		25-1214948
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

375 Saxonburg Boulevard		16056
Saxonburg,	PA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: 724-352-4455
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________
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
At May 6, 2020, 91,252,259 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2020	June 30, 2019
Assets
Current Assets
Cash and cash equivalents	$388,107	$204,872
Accounts receivable - less allowance for doubtful accounts of $2,013 at March 31, 2020 and $1,292 at June 30, 2019	496,427	269,642
Inventories	628,028	296,282
Prepaid and refundable income taxes	8,324	11,778
Prepaid and other current assets	70,202	30,337
Total Current Assets	1,591,088	812,911
Property, plant & equipment, net	1,247,167	582,790
Goodwill	1,281,762	319,778
Other intangible assets, net	763,456	139,324
Investments	73,618	76,208
Deferred income taxes	19,855	8,524
Other assets	129,877	14,238
Total Assets	$5,106,823	$1,953,773

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$69,250	$23,834
Accounts payable	208,623	104,462
Accrued compensation and benefits	94,459	71,847
Operating lease current liabilities	22,433	—
Accrued income taxes payable	53,958	20,476
Other accrued liabilities	120,448	49,944
Total Current Liabilities	569,171	270,563
Long-term debt	2,213,175	443,163
Deferred income taxes	54,699	23,913
Operating lease liabilities	91,771	—
Other liabilities	160,100	82,925
Total Liabilities	3,088,916	820,564
Shareholders' Equity
Preferred stock, no par value; authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized - 300,000,000 shares; issued - 104,278,333 shares at March 31, 2020; 76,315,337 shares at June 30, 2019	1,459,354	382,423
Accumulated other comprehensive loss	(80,444)	(24,221)
Retained earnings	825,291	943,581
	2,204,201	1,301,783
Treasury stock, at cost - 13,102,618 shares at March 31, 2020 and 12,603,781 shares at June 30, 2019	(186,294)	(168,574)
Total Shareholders' Equity	2,017,907	1,133,209
Total Liabilities and Shareholders' Equity	$5,106,823	$1,953,773
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000 except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$627,041	$342,496

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	381,108	215,212
Internal research and development	94,764	36,026
Selling, general and administrative	82,133	60,128
Interest expense	28,530	5,647
Other expense (income), net	7,168	(1,532)
Total Costs, Expenses, & Other Expense (Income)	593,703	315,481

Earnings Before Income Taxes	33,338	27,015

Income Taxes	27,417	2,377

Net Earnings	$5,921	$24,638

Basic Earnings Per Share	$0.07	$0.39

Diluted Earnings Per Share	$0.06	$0.38
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000 except per share data)

	Nine Months Ended March 31,
	2020	2019
Revenues	$1,633,781	$999,768

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,116,368	617,071
Internal research and development	238,584	102,961
Selling, general and administrative	306,846	171,787
Interest expense	63,888	16,811
Other expense (income), net	12,734	(2,946)
Total Costs, Expenses, & Other Expense (Income)	1,738,420	905,684

Earnings (Loss) Before Income Taxes	(104,639)	94,084

Income Taxes	13,651	14,595

Net Earnings (Loss)	$(118,290)	$79,489

Basic Earnings (Loss) Per Share	$(1.43)	$1.25

Diluted Earnings (Loss) Per Share	$(1.43)	$1.21
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net earnings (loss)	$5,921	$24,638	$(118,290)	$79,489
Other comprehensive income (loss):
Foreign currency translation adjustments	$(39,829)	$8,680	$(28,258)	$(6,425)
Change in fair value of interest rate swap, net of taxes of ($8,475) and ($7,486) for the three and nine months ended March 31, 2020, respectively	$(31,407)	$—	$(27,798)	$—
Pension adjustment, net of taxes of ($46) for the nine months ended March 31, 2020, and $8 and ($1) for the three and nine months ended March 31, 2019, respectively	$—	$29	$(167)	$(4)
Comprehensive income (loss)	$(65,315)	$33,347	$(174,513)	$73,060
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings (loss)	$(118,290)	$79,489
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	101,755	55,616
Amortization	45,369	12,011
Share-based compensation expense	48,916	15,780
Amortization of discount on convertible debt and debt issuance costs	15,920	9,641
Debt extinguishment costs	3,960	—
Losses on foreign currency remeasurements and transactions	8,149	820
Earnings from equity investments	(1,777)	(2,778)
Deferred income taxes	(32,698)	(5,895)
Impairment of investment	4,980	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	16,750	(30,936)
Inventories	95,598	(50,100)
Accounts payable	(8,480)	14,706
Income taxes	(11,178)	(972)
Accrued compensation and benefits	(12,330)	(7,802)
Other operating net assets (liabilities)	(36,152)	24,812
Net cash provided by operating activities	120,492	114,392
Cash Flows from Investing Activities
Additions to property, plant & equipment	(107,975)	(108,170)
Purchases of businesses, net of cash acquired	(1,036,609)	(83,867)
Purchases of equity investment	—	(4,480)
Other investing activities	(3,042)	118
Net cash used in investing activities	(1,147,626)	(196,399)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	1,241,000	—
Proceeds from borrowings of Term B Facility	720,000	—
Proceeds from borrowings of Revolving Credit Facility	160,000	—
Proceeds from borrowings under prior Credit Facility	10,000	150,000
Payments on Finisar Notes	(560,112)	—
Payments on borrowings under prior Term Loan, Credit Facility and other loans	(176,596)	(90,000)
Payments on borrowings under Term A Facility	(31,026)	—
Payments on borrowings under Term B Facility	(3,600)	—
Payments on borrowings under Revolving Credit Facility	(70,000)	—
Debt issuance costs	(63,510)	—
Proceeds from exercises of stock options	5,056	7,507
Common stock repurchase	(1,625)	—
Payments in satisfaction of employees' minimum tax obligations	(15,680)	(7,100)
Other financing activities	(2,010)	(3,540)
Net cash provided by financing activities	1,211,897	56,867
Effect of exchange rate changes on cash and cash equivalents	(1,528)	(688)
Net increase (decrease) in cash and cash equivalents	183,235	(25,828)
Cash and Cash Equivalents at Beginning of Period	204,872	247,038
Cash and Cash Equivalents at End of Period	$388,107	$221,210
Cash paid for interest	$46,430	$6,708
Cash paid for income taxes	$34,144	$20,340
Additions to property, plant & equipment included in accounts payable	$16,254	$4,552
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(000)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended March 31, 2020	Shares	Amount			Shares	Amount
Balance - December 31, 2019	104,043	$1,441,180	$(9,208)	$819,370	(13,080)	$(185,645)	$2,065,697
Share-based and deferred compensation activities	235	18,174	—	—	(23)	(649)	17,525
Net earnings	—	—	—	5,921	—	—	5,921
Foreign currency translation adjustments	—	—	(39,829)	—	—	—	(39,829)
Change in fair value of interest rate swap, net of taxes of ($8,475)	—	—	(31,407)	—	—	—	(31,407)
Balance - March 31, 2020	104,278	$1,459,354	$(80,444)	$825,291	(13,103)	$(186,294)	$2,017,907

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended March 31, 2019	Shares	Amount			Shares	Amount
Balance - December 31, 2018	76,124	$367,195	$(18,918)	$890,915	(12,538)	$(166,019)	$1,073,173
Share-based and deferred compensation activities	104	8,000	—	—	(23)	(962)	7,038
Net earnings	—	—	—	24,638	—	—	24,638
Foreign currency translation adjustments	—	—	8,680	—	—	—	8,680
Pension adjustment, net of taxes of $8	—	—	29	—	—	—	29
Balance - March 31, 2019	76,228	$375,195	$(10,209)	$915,553	(12,561)	$(166,981)	$1,113,558

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Nine Months Ended March 31, 2020	Shares	Amount			Shares	Amount
Balance - June 30, 2019	76,315	$382,423	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209
Share-based and deferred compensation activities	1,250	89,224	—	—	(449)	(16,095)	73,129
Common stock repurchase	—	—	—	—	(50)	(1,625)	(1,625)
Shares issued related to Finisar acquisition	26,713	987,707	—	—	—	—	987,707
Net loss	—	—	—	(118,290)	—	—	(118,290)
Foreign currency translation adjustments	—	—	(28,258)	—	—	—	(28,258)
Change in fair value of interest rate swap, net of taxes of ($7,486)	—	—	(27,798)	—	—	—	(27,798)
Pension adjustment, net of taxes of ($46)	—	—	(167)	—	—	—	(167)
Balance - March 31, 2020	104,278	$1,459,354	$(80,444)	$825,291	(13,103)	$(186,294)	$2,017,907

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Nine Months Ended March 31, 2019	Shares	Amount			Shares	Amount
Balance - June 30, 2018	75,693	$351,761	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311
Share-based and deferred compensation activities	535	23,434	—	—	(165)	(7,247)	16,187
Net earnings	—	—	—	79,489	—	—	79,489
Foreign currency translation adjustments	—	—	(6,425)	—	—	—	(6,425)
Pension adjustment, net of taxes of ($1)	—	—	(4)	—	—	—	(4)
Balance - March 31, 2019	$76,228	$375,195	$(10,209)	$915,553	$(12,561)	$(166,981)	$1,113,558
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 16, 2019. The condensed consolidated results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2019 was derived from the Company’s audited consolidated financial statements.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business including the impact to our suppliers and customers as well as the impact to the countries and markets in which we operate. At the onset of the COVID-19 outbreak, we began focusing intensely on mitigating the adverse impacts of COVID-19 on our foreign and domestic operations starting by protecting our employees, suppliers and customers.
Note 2. Recently Issued Financial Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This ASU modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted this standard on July 1, 2019.  The Company has elected to utilize the optional transition method. See Note 5.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which more closely aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The Company adopted this standard on July 1, 2019.  The adoption of this standard did not have a material effect on the condensed consolidated financial statements.
Pronouncements Currently Under Evaluation
In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of ASU 2016-13; however, the pronouncement is not expected to have a material impact to the condensed consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of evaluating the impact of the pronouncement.
Note 3. Finisar Acquisition
On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar, a global technology leader for subsystems and components for fiber optic communications.
Pursuant to the terms of the Agreement and Plan of Merger, dated as of November 8, 2018 (the “Merger Agreement”), Mutation Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Finisar (the “Merger”), with Finisar surviving the Merger. Each issued and outstanding share of Finisar’s common stock was automatically cancelled and converted into the right to receive the following consideration (collectively, the “Merger Consideration”), at the election of the holder of the share of Finisar’s common stock:
•$26.00 in cash, without interest (the “Cash Consideration”),
•0.5546 of a share of the Company’s common stock (the “Stock Consideration”), or
•a combination of $15.60 in cash, without interest, and 0.2218 of a share of the Company’s common stock (the “Mixed Consideration”).

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
			$2,908,503
The Company recorded $2.9 million and $43.1 million of acquisition related costs in the three and nine months ended March 31, 2020, respectively, representing professional and other direct acquisition costs. These costs are recorded within selling, general, and administrative expense in our Condensed Consolidated Statements of Earnings (Loss).
On the Closing Date, the Company entered into an Amended and Restated Credit Agreement, dated as of September 24, 2019 (the “Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lender parties thereto. Refer to Note 10 for additional information on the credit facility.
From the Closing Date, Finisar contributed $281.6 million and $610.4 million of our consolidated revenue for the three and nine months ended March 31, 2020, respectively. Finisar’s contribution to our net earnings (loss) was earnings of $23.8 million and a loss of ($96.5 million) during the three and nine months ended March 31, 2020, respectively. Finisar's contribution to consolidated earnings (loss) includes amortization expense of $1.5 million and $32.8 million for the three and nine months ended March 31, 2020, respectively. Additionally, Finisar's contribution to consolidated net earnings (loss) includes $1.5 million and $22.1 million of severance, restructuring, and related expense for the three and nine months ended March 31, 2020, respectively. $87.7 million of a fair value adjustment to inventory was expensed through cost of goods sold during the nine months ended March 31, 2020.
The Company allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, property, plant & equipment and deferred income taxes.
The purchase price allocation set forth herein is preliminary and will be revised as third party valuations are finalized or additional information becomes available during the measurement period, which could be up to 12 months from the Closing Date. Any such revisions or changes may be material. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation. Income-based valuation approaches included the use of the discounted cash flow and relief-from-royalty methods for certain acquired intangible assets.
Our preliminary allocation of the purchase price of Finisar, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

	Preliminary Purchase Price Allocation
	Previously		Measurement
	Reported	Reclassification	Period	As Adjusted
	September 30, 2019	Adjustments	Adjustments (a)	(preliminary)
Cash and cash equivalents	$842,764	$(287)	$—	$842,477
Accounts receivable	260,864	—	(150)	260,714
Inventories	437,867	—	1,841	439,708
Property, plant & equipment (b)	748,858	—	(77,161)	671,697
Intangible assets (c)	827,689	—	(157,989)	669,700
Other assets (d) (h)	82,624	287	(9,164)	73,747
Deferred tax assets (e)	—	—	11,721	11,721
Accounts payable	(123,707)	—	—	(123,707)
Other accrued liabilities (d) (f) (h)	(148,425)	(43,964)	(58,205)	(250,594)
Deferred tax liabilities (e)	(197,809)	43,964	77,946	(75,899)
Debt	(575,000)	—	—	(575,000)
Goodwill	759,239	—	204,700	963,939
Total Purchase Price (g)	$2,914,964	$—	$(6,461)	$2,908,503

(a) The Company recorded measurement period adjustments to its preliminary acquisition date fair values due to the refinement of its valuation models, assumptions and inputs. The following measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.

(b) The Company estimated the fair value of the property, plant, and equipment acquired as part of the Finisar acquisition to be $671.7 million. As a result, the fair value of the property, plant, and equipment was decreased by $77.2 million on March 31, 2020 with a corresponding increase to goodwill. The change to the preliminary amount would have resulted in a decrease to depreciation expense within cost of goods sold and accumulated depreciation of approximately $8.5 million for the six months ended December 31, 2019.

(c) The Company estimated the fair value of the intangible assets acquired as part of the Finisar acquisition to be $669.7 million. As a result, the fair value of the intangible assets was decreased by $158.0 million at March 31, 2020 with a corresponding increase to goodwill. The change to the preliminary amount would have resulted in a decrease to amortization expense within selling, general, and administrative and accumulated amortization of approximately $14.4 million for the six months ended December 31, 2019.

(d) The Company reassessed the lease term and discount rates on the right of use assets acquired as part of the Finisar acquisition. As a result, the preliminary fair value of the right of use assets acquired were decreased by $16.0 million on March 31, 2020 with a corresponding decrease in the lease liability.

(e) The Company has adjusted its deferred tax asset and liability positions as of March 31, 2020, $11.7 million and $77.9 million, respectively, as a result of measurement period adjustments.

(f) In addition to the $16.0 million reduction of lease liabilities described in (d) above, the Company recorded approximately $56.5 million of uncertain tax positions (See Note 11), and approximately $11.0 million of other liabilities, as measurement period adjustments.

(g) Total purchase price decreased $6.5 million for the deferred tax impact of the purchase price component associated with replacement equity awards attributable to pre-combination service of Finisar employees.

(h) Other assets and other accrued liabilities increased $6.8 million for a litigation matter and related insurance recovery.
As of March 31, 2020, the goodwill and intangibles have been allocated to the Photonic Solutions segment. The preliminary goodwill of $963.9 million arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining II-VI and Finisar. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See Note 9 for additional information on goodwill and intangibles.
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
The following supplemental pro forma information presents the combined results of operations for the three and nine months ended March 31, 2020 and 2019, as if Finisar had been acquired as of July 1, 2018.  The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, and interest expense and amortization of debt issuance costs related to the Senior Credit Facilities as defined in Note 10.
The unaudited supplemental pro forma financial information for the period presented is as follows (in $000):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Revenue	$627,041	$1,901,528	$666,052	$1,966,318
Net Earnings (Loss)	5,253	2,926	(10,077)	(113,152)

Note 4. Revenue from Contracts with Customers
The following tables summarize disaggregated revenue by revenue market, and product for the three and nine months ended March 31, 2020 and 2019 ($000):

	Three Months Ended March 31, 2020
	Compound Semiconductors	Photonic Solutions	Unallocated & Other	Total
Commercial
Direct Ship Parts	$155,048	$412,560	$—	$567,608
Services	10,035	5,209	—	15,244

U.S. Government
Direct Ship Parts	39,293	—	—	39,293
Services	4,896	—	—	4,896

Total Revenues	$209,272	$417,769	$—	$627,041

	Three Months Ended March 31, 2019
	Compound Semiconductors	Photonic Solutions	Unallocated & Other	Total
Commercial
Direct Ship Parts	$144,001	$164,074	$—	$308,075
Services	2,615	2,399	—	5,014

U.S. Government
Direct Ship Parts	27,144	—	—	27,144
Services	2,263	—	—	2,263

Total Revenues	$176,023	$166,473	$—	$342,496

	Nine Months Ended March 31, 2020
	Compound Semiconductors	Photonic Solutions	Unallocated & Other	Total
Commercial
Direct Ship Parts	$435,095	$1,009,528	$22,051	$1,466,674
Services	27,012	9,990	—	37,002

U.S. Government
Direct Ship Parts	116,541	—	—	116,541
Services	13,564	—	—	13,564

Total Revenues	$592,212	$1,019,518	$22,051	$1,633,781

	Nine Months Ended March 31, 2019
	Compound Semiconductors	Photonic Solutions	Unallocated & Other	Total
Commercial
Direct Ship Parts	$429,566	$455,404	$—	$884,970
Services	9,499	5,919	—	15,418

U.S. Government
Direct Ship Parts	87,831	—	—	87,831
Services	11,549	—	—	11,549

Total Revenues	$538,445	$461,323	$—	$999,768
Contracts with the United States (“U.S.”) government disclosed above are through its prime contractors.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three and nine months ended March 31, 2020, the Company recognized revenue of $29.4 million and $79.6 million, respectively, related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2019. The Company had $34.1 million and $19.4 million of contract liabilities recorded in the Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, respectively.

Note 5. Leases
On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective transition approach. The reported results for the three and nine months ended March 31, 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
The Company elected the practical expedient package permitted under the transition approach. As such, the Company did not reassess whether any expired or existing contracts are or contain leases, did not reassess historical lease classification, and did not reassess initial direct costs for any leases that existed prior to July 1, 2019.
As of the date of adoption, the Company recognized operating lease assets and liabilities of approximately $80.1 million on the Condensed Consolidated Balance Sheet. In addition, we acquired approximately $29 million of operating lease assets and liabilities through the acquisition of Finisar, which remains preliminary as discussed in Note 3.
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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Finance Lease Cost
Amortization of right-of-use Assets	$417	$1,250
Interest on Lease Liabilities	330	1,002
Total Finance Lease Cost	747	2,252
Operating Lease Cost	9,050	23,702
Total Lease Cost	$9,797	$25,954

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Finance Leases	330	1,002
Operating Cash Flows from Operating Leases	8,454	22,449
Financing Cash Flows from Finance Leases	266	756

Weighted-Average Remaining Lease Term (in Years)
Finance Leases		11.8
Operating Leases		7.4

Weighted-Average Discount Rate
Finance Leases		5.6%
Operating Leases		7.3%
The following table presents future minimum lease payments, which include short-term leases ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$30,464	$2,403	$32,867
Year 2	24,374	2,469	26,843
Year 3	19,896	2,537	22,433
Year 4	16,362	2,607	18,968
Year 5	13,857	2,678	16,536
Thereafter	51,639	20,102	71,741
Total minimum lease payments	$156,592	$32,796	$189,388
Less: amounts representing interest	42,388	9,078	51,466
Present value of total lease liabilities	$114,204	$23,718	$137,922

Note 6. Other Investments
The Company holds a 93.8% equity investment in a privately-held company (“Equity Investment”), which it acquired for $51.7 million. The Company’s pro-rata share of earnings from this investment for the three and nine months ended March 31, 2020 was $0.6 million and $0.7 million, respectively. The Company's pro rata share of earnings (loss) from this investment for the three and nine months ended March 31, 2019 was $(0.2) million and $1.8 million, respectively. Earnings (losses) were recorded in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss).
This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

Location	Interest Type	Ownership % as of March 31, 2020	Equity as of March 31, 2020 ($000)
USA	Equity Investment	93.8%	$58,301
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
As of March 31, 2020 and June 30, 2019, the Company’s maximum financial statement exposure related to this Equity Investment was approximately $58.3 million and $57.6 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheets.
The Company has the right to purchase all of the outstanding interest of each of the minority equity holders, and the minority equity holders have the right to cause the Company to purchase all of their outstanding interests, at any time on or after the third anniversary of the investment, or earlier upon certain events.
Note 7. Inventories
The components of inventories were as follows ($000):

	March 31, 2020	June 30, 2019
Raw materials	$201,340	$119,917
Work in progress	296,041	101,091
Finished goods	130,647	75,274
	$628,028	$296,282

Note 8. Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2020	June 30, 2019
Land and improvements	$17,050	$9,001
Buildings and improvements	297,520	249,238
Machinery and equipment	1,360,908	739,330
Construction in progress	118,232	71,425
Finance lease right-of-use asset	25,000	—
	1,818,710	1,068,994
Less accumulated depreciation	(571,543)	(486,204)
	$1,247,167	$582,790
Included in the table above is a building acquired under a finance lease. As of March 31, 2020 and June 30, 2019, the accumulated depreciation of the finance lease right-of-use asset was $5.4 million and $4.2 million, respectively.
Note 9. Goodwill and Other Intangible Assets
Effective July 1, 2019, the Company realigned its organizational structure into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. All applicable information has been restated to reflect this change.

Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2020
	Compound Semiconductors	Photonic Solutions	Total
Balance-beginning of period	$185,721	$134,057	$319,778
Goodwill acquired	—	963,939	963,939
Foreign currency translation	552	(2,507)	(1,955)
Balance-end of period	$186,273	$1,095,489	$1,281,762
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2020 and June 30, 2019 were as follows ($000):

	March 31, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$427,034	$(59,222)	$367,812	$91,637	$(39,679)	$51,958
Trade Names	22,367	(3,000)	19,367	15,759	(1,601)	14,158
Customer Lists	458,964	(82,687)	376,277	132,872	(59,664)	73,208
Other	1,568	(1,568)	—	1,572	(1,572)	—
Total	$909,933	$(146,477)	$763,456	$241,840	$(102,516)	$139,324
At March 31, 2020, the preliminary purchase price allocation of acquired intangible assets from Finisar is as follows ($000):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Amortization Period (Years)
Technology	$334,700	$(14,058)	$320,642	12
Trade Names	6,700	(1,301)	5,399	2.5
Customer Lists	328,300	(17,416)	310,884	9.4
	$669,700	$(32,775)	$636,925
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

Note 10. Debt
The components of debt for the periods indicated were as follows ($000):

	March 31, 2020	June 30, 2019
Term A Facility, interest at LIBOR, as defined, plus 2.00%	$1,209,975	$—
Revolving Credit Facility, interest at LIBOR, as defined, plus 2.00%	90,000	—
Debt issuance costs, Term A Facility and Revolving Credit Facility	(33,928)	—
Term B Facility, interest at LIBOR, as defined, plus 3.50%	716,400	—
Debt issuance costs, Term B Facility	(25,892)	—
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	—
0.25% convertible senior notes	345,000	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(34,019)	(43,859)
Term loan, interest at LIBOR, as defined, plus 1.75%	—	45,000
Line of credit, interest at LIBOR, as defined, plus 1.75%	—	115,000
Credit facility unamortized debt issuance costs	—	(761)
Yen denominated line of credit, interest at LIBOR, as defined, plus 1.75%	—	2,783
Note payable assumed in IPI acquisition	—	3,834

Total debt	2,282,425	466,997
Current portion of long-term debt	(69,250)	(23,834)
Long-term debt, less current portion	$2,213,175	$443,163
Senior Credit Facilities
On September 24, 2019, in connection with the Finisar acquisition, the Company entered into the Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.
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
The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s existing or future direct and indirect domestic subsidiaries, including Finisar and its domestic subsidiaries (collectively, the “Guarantors”). Borrowings under the Senior Credit Facilities are collateralized by a first priority lien in substantially all of the assets of the Company and the Guarantors, except that no real property is collateral under the Senior Credit Facilities.
All amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Notes”) if (i) the II-VI Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Notes.
The Company voluntarily may prepay, at any time or from time to time, any amounts outstanding under the Senior Credit Facilities in whole or in part without premium or penalty; except for the Term B Facility, pursuant to which in the event of (a) a repayment made before September 24, 2020, (b) the occurrence of a repricing event, or (c) a change to the lenders, the Company will be subject to a prepayment premium in an amount equal to one percent of: (i) the principal amount of the Term B Facility that is prepaid under an optional or mandatory prepayment due to a repricing event, (ii) the aggregate outstanding principal amount of the Term B Facility resulting from an amendment to the Credit Agreement, and (iii) the principal amount of the Term B Facility that is mandatorily assigned. The Company may be subject to mandatory prepayment of amounts outstanding under the Senior Credit Facilities under certain circumstances, including in connection with certain asset sales or other dispositions of property and debt issuances.
The Company also may be required to prepay amounts under the Term B Facility based on the Company’s excess cash flow (as calculated in accordance with the terms of the Credit Agreement) for the Company’s prior fiscal year beginning with its fiscal year ending June 30, 2020 and the Company’s consolidated secured net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of such fiscal year.
Amounts outstanding under the Senior Credit Facilities will bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.  The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the Senior Credit Facilities.  Refer to Note 15 for further information regarding this interest rate swap.
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00:1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.
The Company incurred $69.8 million of debt issuance costs in connection with the Senior Credit Facilities. The Company evaluated these costs to determine appropriate recognition of expense under ASC 470, to account for debt modification and extinguishment. As a result of the Company’s assessment, $65.8 million have been capitalized in the Condensed Consolidated Balance Sheet.  Debt extinguishment costs of $4.0 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the nine months ended March 31, 2020.  The Company expensed $3.0 million and $5.9 million of capitalized debt issuance costs during the three and nine months ended March 31, 2020, respectively, in interest expense in the Condensed Consolidated Statement of Earnings (Loss). The capitalized costs are being amortized to interest expense using the effective interest rate method from the issuance date of September 24, 2019, through the end of each facility. The unamortized discount amounted to $59.8 million as of March 31, 2020 and is being amortized over five and seven years, for the Term A Facility and Revolving Credit Facility, and the Term B Facility, respectively.
0.50% Finisar Convertible Notes
Finisar’s outstanding 0.50% Convertible Senior Notes due 2036 (the “Finisar Notes”) may be redeemed at any time on or after December 22, 2021 in whole or in part at the option of the Company at a redemption price equal to one hundred percent (100)% of the principal amount of such Finisar Notes plus accrued and unpaid interest. Each holder of Finisar Notes also may require Finisar to repurchase all or any portion of such holder’s outstanding Finisar Notes for cash on December 15, 2021, December 15, 2026 and December 15, 2031 at a repurchase price equal to one hundred percent (100)% of the principal amount of such Finisar Notes plus accrued and unpaid interest. The Finisar Notes will mature on December 15, 2036. Interest on the Finisar Notes accrues at 0.50% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year.
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
Under the terms of the Finisar Indenture, the consummation and effectiveness of the Merger on the Closing Date constituted a Fundamental Change (as defined in the Finisar Indenture) and a Make-Whole Fundamental Change (as defined in the Finisar Indenture). Accordingly, in accordance with the terms of the Finisar Indenture, each holder of Finisar Notes had the right to (i) convert its Finisar Notes into cash and/or shares of Company Common Stock, at Finisar’s option, or (ii) require that Finisar repurchase such holder’s Finisar Notes for an amount in cash equal to one hundred percent (100)% of the principal amount of such Finisar Notes plus accrued and unpaid interest.
Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. The Company repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of March 31, 2020, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.
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
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $208.9 million as of March 31, 2020 and $268.0 million as of June 30, 2019 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of March 31, 2020, the II-VI Notes are not yet convertible based upon the II-VI Notes’ conversion features.  Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.
The following tables set forth total interest expense recognized related to the II-VI Notes for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
0.25% contractual coupon	$218	$659
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,294	9,840
Interest expense	$3,512	$10,499

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
0.25% contractual coupon	$216	$656
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,112	9,367
Interest expense	$3,328	$10,023
The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $29.7 million as of March 31, 2020 and $38.3 million as of June 30, 2019 and is being amortized over three years.
Aggregate Availability
The Company had aggregate availability of $358.6 million under its line of credit as of March 31, 2020.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 3.7% and 1.6% for the nine months ended March 31, 2020 and 2019, respectively.
Note 11. Income Taxes
The Company’s year-to-date effective income tax rate at March 31, 2020 was (13.0)% compared to 15.5% for the same period in 2019. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2020 and June 30, 2019, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $74.5 million and $11.5 million, respectively. In conjunction with the acquisition of Finisar, the Company assumed $64.0 million of uncertain tax positions. The Company has classified $18.8 million of uncertain tax positions as current income tax liabilities and the remaining uncertain tax positions of $55.7 million as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $70.8 million of the gross unrecognized tax benefits at March 31, 2020 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $15.8 million and $1.2 million at March 31, 2020 and June 30, 2019, respectively. Fiscal years 2017 to 2020 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2020 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2020 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in Florida for the years 2016 through 2018; Philippines for the year 2017; Germany for the years 2012 through 2015; Vietnam for the years 2018 through 2019; Australia for the years 2011 through 2014; and India for the year 2016. The Company believes its income tax reserves for these tax matters are adequate.
Note 12. Earnings Per Share
The following table sets forth the computation of earnings per share for the periods indicated. Basic earnings per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares outstanding during the period plus dilutive potential shares of Common Stock from (1) stock options, performance and restricted shares (under the treasury stock method) and (2) convertible debt (under the If Converted method) outstanding during the period. The Company’s convertible debt calculated under the if-converted method was anti-dilutive for the three and nine months ended March 31, 2020 and 2019, and was excluded from the calculation of earnings per share (000 except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Basic Earnings per Share
Net earnings (loss)	$5,921	$24,638	$(118,290)	$79,489
Divided by:
Weighted average shares	91,081	63,612	82,615	63,539
Basic earnings (loss) per common share	$0.07	$0.39	$(1.43)	$1.25
Diluted Earnings per Share
Net earnings (loss)	$5,921	$24,638	$(118,290)	$79,489
Divided by:
Weighted average shares	91,081	63,612	82,615	63,539
Dilutive effect of common stock equivalents	2,354	2,089	—	2,305
Diluted weighted average common shares	93,435	65,701	82,615	65,844
Diluted earnings (loss) per common share	$0.06	$0.38	$(1.43)	$1.21
The following table presents potential shares of Common Stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Common stock equivalents	410	109	2,801	119
0.25% Convertible Senior Notes due 2022	7,331	7,331	7,331	7,331
0.50% Finisar Convertible Notes	75	—	360	—
Total anti-dilutive shares	7,816	7,440	10,492	7,450

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
On September 24, 2019, the Company completed its acquisition of Finisar. See Note 3, Finisar Acquisition. Through September 30, 2019, the operating results of the Finisar acquisition are reflected in Unallocated and Other.  Finisar results have been included in the Photonic Solutions and Compound Semiconductors segments during the three and nine months ended March 31, 2020.
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
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$417,769	$209,272	$—	$627,041
Inter-segment revenues	6,899	36,492	(43,391)	—
Operating income (loss)	48,706	24,894	(4,563)	69,036
Interest expense	—	—	—	(28,530)
Other expense, net	—	—	—	(7,168)
Income taxes	—	—	—	(27,417)
Net earnings	—	—	—	5,921
Depreciation and amortization	14,272	23,752	—	38,024
Expenditures for property, plant & equipment	8,083	19,604	—	27,687
Segment assets	3,410,742	1,696,081	—	5,106,823
Goodwill	1,095,489	186,273	—	1,281,762

	Three Months Ended March 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$166,473	$176,023	$—	$342,496
Inter-segment revenues	3,115	20,693	(23,808)	—
Operating income (loss)	20,723	14,314	(3,907)	31,130
Interest expense	—	—	—	(5,647)
Other income, net	—	—	—	1,532
Income taxes	—	—	—	(2,377)
Net earnings	—	—	—	24,638
Depreciation and amortization	6,795	16,366	—	23,161
Expenditures for property, plant & equipment	11,177	23,606	—	34,783

	Nine Months Ended March 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,019,518	$592,212	$22,051	$1,633,781
Inter-segment revenues	21,245	116,548	(137,793)	—
Operating income (loss)	793	42,580	(71,389)	(28,017)
Interest expense	—	—	—	(63,888)
Other expense, net	—	—	—	(12,734)
Income taxes	—	—	—	(13,651)
Net loss	—	—	—	(118,290)
Depreciation and amortization	76,262	67,119	3,743	147,124
Expenditures for property, plant & equipment	38,785	66,426	2,764	107,975

	Nine Months Ended March 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$461,323	$538,445	$—	$999,768
Inter-segment revenues	8,451	59,599	(68,050)	—
Operating income (loss)	59,722	59,237	(11,010)	107,949
Interest expense	—	—	—	(16,811)
Other income, net	—	—	—	2,946
Income taxes	—	—	—	(14,595)
Net earnings	—	—	—	79,489
Depreciation and amortization	19,456	48,171	—	67,627
Expenditures for property, plant & equipment	34,451	73,719	—	108,170

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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2020	2019	2020	2019
Stock Options and Cash-Based Stock Appreciation Rights	$2,154	$2,311	$6,813	$5,093
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	10,327	2,336	35,929	7,135
Performance Share Awards and Cash-Based Performance Share Unit Awards	1,899	3,285	7,058	5,999
	$14,380	$7,932	$49,800	$18,227

Note 15. Fair Value of Financial Instruments
The FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous markets for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy in accordance with U.S. GAAP. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:
•Level 1 –Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 –Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•Level 3 –Valuation is based upon other unobservable inputs that are significant to the fair value measurements.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in July 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $35.3 million is recognized in the

Consolidated Balance Sheet within other liabilities. Changes in fair value are recorded within other comprehensive income (loss) on the Consolidated Balance Sheet and reclassified into the Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings.  The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves.  The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk.  The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to March 31, 2020; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 10. Debt for details on the Company’s debt facilities. The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at March 31, 2020 ($000):

	Fair Value	Carrying Value
II-VI Notes	$314,985	$310,981
Finisar Notes	14,404	14,888
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
Note 16. Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  During the nine months ended March 31, 2020, the Company purchased 50,000 shares of its common stock for $1.6 million under this program. There were no share repurchases for the three months ended March 31, 2020.  Through March 31, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million.
Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the nine months ended March 31, 2020 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2019	$(15,627)	$—	$(8,594)	$(24,221)
Other comprehensive income before reclassifications	(28,258)	(27,162)	(167)	(55,587)
Amounts reclassified from AOCI	—	(636)	—	(636)
Net current-period other comprehensive income	(28,258)	(27,798)	(167)	(56,223)
AOCI - March 31, 2020	$(43,885)	$(27,798)	$(8,761)	$(80,444)

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
Although our management considers these expectations and assumptions to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in the Company's other reports filed with the Securities and Exchange Commission; (iii) the purchasing patterns of customers and end-users; (iv) the timely release of new products, and acceptance of such new products by the market; (v) the introduction of new products by competitors and other competitive responses; (vi) the Company’s ability to assimilate recently acquired businesses, and risks, costs and uncertainties associated with such acquisitions; (vii) the Company’s ability to devise and execute strategies to respond to market conditions; and/or (viii) the risks of business and economic disruption related to the currently ongoing Coronavirus outbreak and any other worldwide health epidemics and outbreaks that may arise. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
Introduction
II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products for industrial materials processing, communications, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences and automotive end markets. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including integration with advanced software.
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
On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar Corporation (“Finisar”), a global technology leader for subsystems and components for fiber optic communications. Additional information regarding the Company’s acquisition of Finisar is set forth below and in Note 3. Finisar Acquisition to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Due to timing of the acquisition, the results of Finisar for the three months ended September 30, 2019, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other. Within this quarterly report on Form 10-Q for the three months ended March 31, 2020, the results of Finisar have been allocated to the Photonic Solutions and Compound Semiconductors Segments.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 16, 2019 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019 using the modified retrospective method of adoption. There have been no other changes in significant accounting policies as of March 31, 2020.
New Accounting Standards
See Note 2. Recent Accounting Pronouncements to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

COVID-19 Update

On March 11, 2020, the World Health Organization designated the novel coronavirus known as COVID-19 as a global pandemic. In response to the global spread of COVID-19, governments at various levels have implemented unprecedented response measures. Overall, the COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Certain of the measures taken in response to the COVID-19 pandemic have adversely affected, and could in the future materially adversely impact, our business, results of operations, financial condition and stock price.

In particular, the COVID-19 pandemic is having a significant impact on global markets due to resulting supply chain and production disruptions, workforce and travel restrictions, quarantines and shelter-in-place orders, reduced spending and other similar measures implemented by many companies and other factors. Following the initial outbreak of COVID-19, we experienced temporary disruptions to our operations in China. While these operations have returned to active service, approximately 50% of our global facilities are subject to a government order, including approximately 10% that are currently closed, most of which are administrative facilities where employees are working remotely. Certain of our customers and suppliers currently are impacted by similar operational restrictions.

Our focus has been on the protection of the health and safety of our employees and business partners. In our facilities, we have deployed new safety measures, including guidance to employees on matters such as effective hygiene and disinfection, social distancing, limited and remote access working where feasible and use of protective equipment. As a result of COVID-19, we incurred approximately $1.5 million of payroll related expenses in the three months ended March 31, 2020 related to ongoing operations of our global facilities. We also are prioritizing efforts to understand and support the changing business needs of our customers and suppliers in light of restrictions that are applicable to them.

At this time, we believe that our existing balances of cash and cash equivalents, along with our existing committed borrowing availability and other short-term liquidity arrangements, will be sufficient to satisfy our working capital needs, make necessary capital asset purchases and debt repayments and meet other liquidity requirements associated with our existing operations. Likewise, our current estimates indicate that we will remain in compliance with financial covenants applicable under our debt arrangements.

The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of protective public safety measures, and the impact of the pandemic on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q. Further, to the extent the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2019 and in our subsequent filings with the Securities and Exchange Commission.
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
		% of Revenues		% of Revenues
Total revenues	$627.0	100.0%	$342.5	100.0%
Cost of goods sold	381.1	60.8%	215.2	62.8%
Gross margin	245.9	39.2%	127.3	37.2%
Operating expenses:
Internal research and development	94.8	15.1%	36.0	10.5%
Selling, general and administrative	82.1	13.1%	60.1	17.5%
Interest and other, net	35.7	5.7%	4.1	1.2%
Earnings before income taxes	33.3	5.3%	27.1	7.9%
Income taxes	27.4	4.4%	2.4	0.7%
Net earnings	$5.9	0.9%	$24.6	7.2%

Diluted earnings per share	$0.06		$0.38

	Nine Months Ended March 31, 2020		Nine Months Ended March 31, 2019
		% of Revenues		% of Revenues
Total revenues	$1,633.8	100.0%	$999.8	100.0%
Cost of goods sold	1,116.4	68.3%	617.1	61.7%
Gross margin	517.4	31.7%	382.7	38.3%
Operating expenses:
Internal research and development	238.6	14.6%	103.0	10.3%
Selling, general and administrative	306.8	18.8%	171.8	17.2%
Interest and other, net	76.6	4.7%	13.9	1.4%
Earnings (loss) before income taxes	(104.6)	(6.4)%	94.0	9.4%
Income taxes	13.7	0.8%	14.6	1.5%
Net earnings (loss)	$(118.3)	(7.2)%	$79.5	8.1%

Diluted earnings (loss) per share	$(1.43)		$1.21

Executive Summary
Net earnings for the three months ended March 31, 2020 was $5.9 million ($0.06 per share diluted), compared to net earnings of $24.6 million ($0.38 per share diluted) for the same period last fiscal year.  Net loss for the nine months ended March 31, 2020 was $(118.3) million ($(1.43) per share diluted), compared to net earnings of $79.5 million ($1.21 per share diluted).
Net earnings (loss) was impacted by expenses related to the Finisar acquisition of $5.9 million and $191.5 million incurred in relation to the September 24, 2019 acquisition of Finisar Corporation during the current three and nine months ended March 31, 2020, respectively.  These expenses include legal and professional fees as well as expenses related to the fair value adjustments of acquired inventory and amortization of intangible assets.
During the three months ending March 31, 2020, these expenses related to the Finisar acquisition include $0.2 million of severance and related compensation expenses, $1.5 million of amortization expense associated with fair value adjustments of acquired intangible assets and $4.2 million of other transaction expenses.
During the nine months ending March 31, 2020, these expenses related to the Finisar acquisition include $25.3 million of investment banker fees, $19.1 million of severance and related compensation expenses, $87.7 million of expense associated with fair value adjustments of acquired inventory, $32.8 million of amortization expense associated with fair value adjustments of acquired intangible assets, $5.6 million of expense relating to incremental interest expense and debt extinguishment costs and $21.0 million of other transaction and restructuring expenses.
Consolidated
Revenues. Revenues for the three months ended March 31, 2020 increased 83% to $627.0 million, compared to $342.5 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2020 increased 63% to $1,633.8 million, compared to $999.8 million for the same period last fiscal year. The acquisition of Finisar contributed $281.6 million and $610.4 million of revenues during the three and nine months March 31, 2020, respectively.  In addition to the acquisition of Finisar, the Company has begun to realize the benefit of its 3D sensing investment in its VCSEL product line capabilities resulting in increased demand. The Company also experienced increased revenues from major prime contractors in the aerospace and defense markets as well as continued strong demand from customers in the optical communications market as 5G mobile infrastructure continues to grow at a rapid pace driving demand for the Company's ROADMs, amplifiers, line cards and WSS products.
Gross margin. Gross margin for the three months ended March 31, 2020 was $245.9 million, or 39.2% of total revenues, compared to $127.3 million, or 37.2% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2020 was $517.4 million, or 31.7% of total revenues, compared to $382.7 million, or 38.3% of total revenues, for the same period last fiscal year. The increase in the gross margin of 200 basis points for the current quarter compared to the same period last year was driven by favorable depreciation expense from further refinement of the Company's purchase price allocation of the property, plant & equipment acquired as part of the Finisar acquisition. Gross margin for the current nine months was negatively impacted by approximately $87.7 million of additional cost of goods sold related to the preliminary fair value adjustment of acquired inventory as part of the Finisar acquisition. Absent the above amount, gross margin as a percentage of revenues decreased despite the revenue growth primarily as a result of product mix relating to Finisar's Transceiver product line which has a lower gross margin profile than the Company’s historical margins.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2020 were $94.8 million, or 15.1% of revenues, compared to $36.0 million, or 10.5% of revenues, for the same period last fiscal year. IR&D expenses for the nine months ended March 31, 2020 were $238.6 million, or 14.6% of revenues, compared to $103.0 million, or 10.3% of revenues, for the same period last fiscal year. The increase in IR&D expenses during the current three and nine month periods compared to the same periods last fiscal year was primarily due to the acquisition of Finisar, as well as the Company’s continued internal investments in new products and technologies focused on 3D sensing, 5G, indium phosphide, LIDAR and other emerging market trends.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 were $82.1 million, or 13.1% of revenues, compared to $60.1 million, or 17.5% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2020 were $306.8 million, or 18.8% of revenues, compared to $171.8 million, or 17.2% of revenues, for the same period last fiscal year. The increase in SG&A for the current three and nine months was primarily the result of transaction costs incurred relating to the acquisition of Finisar as well as the acquired SG&A from the Finisar acquisition.  During the nine months ended March 31, 2020, the Company incurred $43.1 million of transaction related expenses. As a result of COVID-19, the Company incurred approximately $1.5 million in additional cost in the three months ended March 31, 2020 related to ongoing operations of our global facilities.
Interest and other, net. Interest and other, net for the three months ended March 31, 2020 was expense of $35.7 million, compared to expense of $4.1 million for the same period last fiscal year.  Interest and other, net for the nine months ended March 31, 2020 was expense of $76.6 million, compared to expense of $13.9 million for the same period last fiscal year.  Included in interest and other, net were interest expense on borrowings, equity earnings and losses from its unconsolidated investments, foreign currency gains and losses, and interest income on excess cash balances.  Interest expense increased $22.9 million and $47.1 million for both the current three and nine month periods, respectively, due to the higher levels of outstanding debt incurred in conjunction with the acquisition of Finisar. The Company incurred foreign currency losses of $3.6 million and $8.1 million for the current three and nine month periods due to the volatility in the foreign exchange market resulting from COVID-19 uncertainties.  In addition, the Company expensed $4.0 million of debt extinguishment costs in the nine months ended March 31, 2020. During the three and nine months ended March 31, 2020, the Company recorded a $5.0 million impairment charge for an investment as its carrying value was determined to be unrecoverable.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2020 was (13.0)%, compared to an effective tax rate of 15.5% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions.

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
Compound Semiconductors ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase (Decrease)
	2020	2019		2020	2019
Revenues	$209.3	$176.0	19%	$592.2	$538.4	10%
Operating income	$24.9	$14.3	74%	$42.6	$59.2	(28)%
Revenues for the three months ended March 31, 2020 for Compound Semiconductors increased 19% to $209.3 million, compared to revenues of $176.0 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2020 for Compound Semiconductors increased 10% to $592.2 million, compared to revenues of $538.4 million for the same period last fiscal year. The increase in revenues during the three and nine months ended March 31, 2020 primarily related to increased product shipments addressing the 3D sensing consumer market, the semiconductor capital equipment market, and the aerospace and defense market.
Operating income for the three months ended March 31, 2020 increased 74% to $24.9 million, compared to operating income of $14.3 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2020 decreased 28% to $42.6 million, compared to $59.2 million for the same period last fiscal year. The increase in operating income during the three month period compared to the same period last fiscal year was primarily due to the acquisition of Finisar. The decrease in operating income during the current nine month period compared to the same period last fiscal year was primarily due to the acquisition of Finisar, which includes unabsorbed operating costs incurred at the segment’s Sherman, Texas wafer fabrication facility, during its qualification phase.  In addition, the segment incurred approximately $13.2 million of acquisition related expenses associated with expensing of the fair value inventory write-up and other related acquisition expenses during the current nine month period.
Photonic Solutions ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase (Decrease)
	2020	2019		2020	2019
Revenues	$417.8	$166.5	151%	$1,019.5	$461.3	121%
Operating income	$48.7	$20.7	135%	$0.8	$59.7	(99)%
Revenues for the three months ended March 31, 2020 for Photonic Solutions increased 151% to $417.8 million, compared to $166.5 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2020 for Photonic Solutions increased 121% to $1,019.5 million, compared to $461.3 million for the same period last fiscal year. The increase in revenues for the three and nine months ended March 31, 2020 compared to the same periods last fiscal year was primarily due to the acquisition of Finisar and the strengthening of demand of our transceiver product line for datacenters and 5G optical networks. The segment also has experienced increased demand from customers in the optical communication market for ROADM components.
Operating income for the three months ended March 31, 2020 increased 135% to income of $48.7 million, compared to operating income of $20.7 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2020 decreased 99% to income of $0.8 million, compared to operating income of $59.7 million for the same period last fiscal year. The increase in operating income during the current three month period compared to the same period last fiscal year was driven by the incremental margin realized from the increased revenues during the current fiscal quarter. The decrease in operating income during the current nine month period compared to the same period last fiscal year was driven by acquisition related expenses of $109.5 million related to amortization expense on acquired intangible assets and the expensing of acquired inventory fair value step-up partially offset somewhat by incremental margin realized on increased revenues during the current nine months.
Liquidity and Capital Resources
Historically, our primary sources of cash have been from operations, long-term borrowing, and advance funding from customers. Other sources of cash include proceeds received from the exercises of stock options and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, payments of debt issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of Cash (millions):

	Nine Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$120.5	$114.4
Proceeds on new long-term borrowings	2,121.0	—
Proceeds from prior credit facility	10.0	150.0
Proceeds from exercises of stock options	5.1	7.5
Purchases of businesses, net of cash acquired	(1,036.6)	(83.9)
Payments on Finisar Notes	(560.1)	—
Debt issuance costs	(63.5)	—
Additions to property, plant & equipment	(108.0)	(108.2)
Payments under prior term loan and credit facility	(176.6)	(90.0)
Payments under new long-term borrowings and credit facility	(104.6)	—
Common stock repurchases	(1.6)	—
Payments in satisfaction of employees' minimum tax obligations	(15.7)	(7.1)
Purchases of equity and other investments	—	(4.5)
Effect of exchange rate changes on cash and cash equivalents and other items	(6.7)	(4.0)
Net cash provided by operating activities:
Net cash provided by operating activities was $120.5 million during the current nine month period compared to $114.4 million of cash provided by operating activities during the same period last fiscal year.   The increase in cash flows provided by operating activities during the current nine months ended March 31, 2020 compared the same period last fiscal year was primarily driven by lower earnings offset by increased non-cash charges for depreciation and amortization as well as favorable working capital changes in inventory. The lower earnings generated during the current fiscal year are driven by acquisition related expenses incurred for the acquisition of Finisar. These expenses include transaction expenses, expensing of the fair value write-up of acquired inventory and increased depreciation and amortization charges for acquired property plant and equipment and intangible assets, respectively.
Net cash used in investing activities:
Net cash used in investing activities was $1,147.6 million for the nine months ended March 31, 2020, compared to net cash used of $196.4 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included $1,036.6 million for net cash paid for the acquisition of Finisar, and $108.0 million of cash paid for property, plant and equipment to increase capacity to meet the growing demand for the Company’s product portfolio.
Net cash provided by financing activities:
Net cash provided by financing activities was $1,211.9 million for the nine months ended March 31, 2020, compared to net cash provided by financing activities of $56.9 million for the same period last fiscal year. Net cash provided by financing activities during the current fiscal year included net borrowings on long-term debt of $1,289.7 million primarily to fund the acquisition of Finisar, and $5.1 million of cash received from exercises of stock options.  Net cash provided by financing activities was offset by $63.5 million of debt issuance costs associated with the increased borrowings, $15.7 million of cash payments in satisfaction of employees’ minimum tax obligations from the vesting of equity awards and a $1.6 million payment to repurchase common stock through the Company's share repurchase program.
Senior Credit Facilities
On September 24, 2019, in connection with the Finisar acquisition, the Company entered the Amended and Restated Credit Agreement, dated as of September 24, 2019 (the "Credit Agreement"), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”) and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.
Additional information regarding the Senior Credit Facilities is set forth in Note 10. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
The following table presents information about the Company’s contractual obligations and commitments as of March 31, 2020:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
($000)
Long-term debt obligations	$2,376,263	$69,250	$498,388	1,128,225	$680,400
Interest payments (1)	432,694	85,726	162,774	131,592	52,602
Operating lease obligations, including imputed interest	156,592	30,464	44,270	30,219	51,639
Finance lease obligations, including imputed interest	32,796	2,403	5,006	5,285	20,102
Purchase and sponsorship obligations (2) (3)	135,779	132,595	3,103	81	—
Total	$3,134,124	$320,438	$713,541	$1,295,402	$804,743

(1)Interest payments represent both variable and fixed rate interest obligations based on the interest rate in place at March 31, 2020 relating to the Senior Credit Facilities and the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022.  These interest payments do not reflect the impact of the interest rate swap that hedges our variable interest payments to fixed interest payments.
(2)A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are primarily composed of open purchase order commitments to vendors for the purchase of supplies and materials.
(3)Includes cash earn out opportunities based on certain acquisitions’ achieving agreed-upon financial, operational and technology targets, and the value of the net purchase option for the Company’s equity investment in a privately held company.
The Company’s gross unrecognized income tax benefit at March 31, 2020 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time.

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
Japanese Yen
The Company enters into foreign currency forward contracts that permit it to sell specified amounts of Japanese Yen expected to be received from its export sales for pre-established U.S. dollar amounts at specified dates. The forward contracts are denominated in the same foreign currencies in which export sales are denominated. These contracts provide the Company with an economic hedge in which settlement will occur in future periods, thereby limiting the Company’s exposure. These contracts had a total notional amount of $16.6 million and $17.0 million at March 31, 2020 and June 30, 2019, respectively.
A 10% change in the Yen to U.S. dollar exchange rate would have changed revenues in the range from a decrease of $3.3 million to an increase of $4.0 million for the three months ended March 31, 2020 and a decrease of $9.8 million to an increase of $12.0 million for the nine months ended March 31, 2020.
Chinese Renminbi
The Company enters into month-to-month forward contracts at varying amounts maturing monthly to limit exposure to the Chinese Renminbi. The Company recorded a gain of $0.2 million and a loss of $2.2 million in the Condensed Consolidated Statement of Earnings (Loss) related to these contracts for the three and nine months ended March 31, 2020, respectively.
Swiss Franc
The Company enters into month-to-month forward contracts to limit exposure to the Swiss Franc.  The Company recorded a gain of $0.2 million and a loss of $1.0 million in the Condensed Consolidated Statement of Earnings (Loss) related to these contracts for the three and nine months ended March 31, 2020, respectively.
Malaysian Ringgit
The Company enters into month-to-month forward contract to limit exposure to the Malaysian Ringgit. The Company recorded a loss of $5.3 million in the Condensed Consolidated Statement of Earnings (Loss) related to these contracts for the three and nine months ended March 31, 2020. These contracts had a total notional amount of $70.1 million March 31, 2020.
Interest Rate Risks
As of March 31, 2020, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt.  If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $5.2 million and $10.7 million for the three and nine months ended March 31, 2020.
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
On September 24, 2019, the Company completed its acquisition of Finisar. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, management intends to exclude Finisar from that assessment, as permitted under SEC rules. The Company is in the process of integrating the historical internal control over financial reporting of Finisar with the rest of the Company. Finisar’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period from September 24, 2019 to March 31, 2020 and represented 61.2% of the Company’s consolidated total assets as of March 31, 2020 and 44.9% and 37.4% of the Company’s consolidated total revenues for the three and nine months ended March 31, 2020, respectively.
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
Widespread health crises, including the global novel coronavirus (COVID-19) pandemic, could materially and adversely affect our business, financial condition and results of operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business including the impact to our suppliers and customers as well as the impact to the countries and markets in which we operate. At the onset of the COVID-19 outbreak, we began focusing intensely on mitigating the adverse impacts of COVID-19 on our foreign and domestic operations starting by protecting our employees, suppliers and customers.

Significant reductions in demand for one or more of our products or a curtailment to one or more of our product lines may be caused by, among other things, the temporary inability of our customers to purchase and utilize our products in next-stage manufacturing due to shut down orders or financial hardship.

Workforce constraints triggered by shut down orders and stay-at-home polices may present challenges in meeting our obligations to our customers and achieving cost and operational targets. For example, approximately 50% of our global facilities are subject to a government order, including approximately 10% that are currently closed, most of which are administrative facilities where employees are working remotely. We expect facilities to continue to be subject to similar government orders for the foreseeable future.

We may face disruptions from our third-party manufacturing and raw material supply arrangements caused by constraints over their workforce capacity or their own financial or operational difficulties. There is also heightened risk and uncertainty regarding the loss or disruption of other essential third-party service providers including transportation services, contract manufacturing, marketing and distribution services.

Governmental and regulatory responses to the pandemic may include quarantines, import/export restrictions, price controls, or other governmental or regulatory actions, including closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our workforce’s ability to travel or perform necessary business functions, or otherwise impact our suppliers, or customers, which could adversely impact our operating results.

Such efforts to ensure the safety of our workforce, customers and suppliers may result in increased operating expenses and potentially jeopardize the efficiency of operations. To date, we have incurred approximately $1.5 million of additional costs in response to COVID-19. Such impacts may further increase the difficulty of planning for operations and may adversely impact our results.

We have made efforts to identify, manage and mitigate the economic disruption impacts of the COVID-19 pandemic to the Company; however, there are factors beyond our knowledge or control, including the duration and severity of this outbreak, any such similar outbreak, as well as further governmental and regulatory actions taken.

Foreign currency risk may negatively affect our revenues, cost of sales and operating margins and could result in foreign exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in a currency different than its functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, which may be magnified by the economic disruptions caused by COVID-19, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, either of which may have an adverse effect on our financial condition, cash flows and profitability.
Item 2. ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million. The dollar value of shares that may yet be purchased under the Program is approximately $27.7 million.
The following table sets forth repurchases of our Common Stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
January 1, 2020 to January 31, 2020	6,298	(1)	$37.52	—	$27,658,759
February 1, 2020 to February 29, 2020	1,868	(1)	$33.04	—	$27,658,759
March 1, 2020 to March 31, 2020	14,077	(1)	$24.91	—	$27,658,759
Total	22,243		$29.16	—
(1)Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

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

II-VI INCORPORATED
(Registrant)

Date: May 11, 2020	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: May 11, 2020	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer