Form 10-Q
period 2020-09-30
II-VI INC
filed 2020-11-09
CIK 820318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 3, 2020, 103,726,262 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2020	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$683,985	$493,046
Accounts receivable - less allowance for doubtful accounts of $1,622 at September 30, 2020 and $1,698 at June 30, 2020	577,127	598,124
Inventories	639,833	619,810
Prepaid and refundable income taxes	12,794	12,279
Prepaid and other current assets	78,003	65,710
Total Current Assets	1,991,742	1,788,969
Property, plant & equipment, net	1,218,575	1,214,772
Goodwill	1,254,338	1,239,009
Other intangible assets, net	757,770	758,368
Investments	75,188	73,767
Deferred income taxes	27,940	22,938
Other assets	145,066	136,891
Total Assets	$5,470,619	$5,234,714
Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$62,050	$69,250
Accounts payable	256,029	268,773
Accrued compensation and benefits	122,584	157,557
Operating lease current liabilities	24,142	24,634
Accrued income taxes payable	42,460	33,341
Other accrued liabilities	137,628	119,338
Total Current Liabilities	644,893	672,893
Long-term debt	1,468,096	2,186,092
Deferred income taxes	55,031	45,551
Operating lease liabilities	99,566	94,701
Other liabilities	156,356	158,674
Total Liabilities	2,423,942	3,157,911
Shareholders' Equity
Preferred stock, no par value, 6% cumulative; authorized - 5,000,000; issued - 2,300,000 shares at September 30, 2020	445,319	—
Common stock, no par value; authorized - 300,000,000 shares; issued - 117,188,859 shares at September 30, 2020; 105,916,068 shares at June 30, 2020	1,942,300	1,486,947
Accumulated other comprehensive loss	(52,414)	(87,383)
Retained earnings	916,283	876,552
	3,251,488	2,276,116
Treasury stock, at cost; 13,476,334 shares at September 30, 2020 and 13,356,447 shares at June 30, 2020	(204,811)	(199,313)
Total Shareholders' Equity	3,046,677	2,076,803
Total Liabilities and Shareholders' Equity	$5,470,619	$5,234,714
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statement of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2020	2019
Revenues	$728,084	$340,409

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	441,520	217,269
Internal research and development	78,248	36,120
Selling, general and administrative	107,186	105,495
Interest expense	17,214	6,968
Other expense (income), net	24,339	5,079
Total Costs, Expenses, & Other Expense (Income)	668,507	370,931

Earnings (Loss) Before Income Taxes	59,577	(30,522)

Income Tax Expense (Benefit)	13,311	(4,524)

Net Earnings (Loss)	$46,266	$(25,998)

Series A Mandatory Convertible Preferred Stock Dividends	6,440	—
Net Earnings (Loss) available to the Common Shareholders	$39,826	$(25,998)

Basic Earnings (Loss) Per Share	$0.39	$(0.39)

Diluted Earnings (Loss) Per Share	$0.38	$(0.39)
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended September 30,
	2020	2019
Net earnings (loss)	$46,266	$(25,998)
Other comprehensive income (loss):
Foreign currency translation adjustments	35,524	(13,019)
Change in fair value of interest rate swap, net of taxes of ($152) for the three months ended September 30, 2020	(555)	—
Pension adjustment, net of taxes of $23 for the three months ended September 30, 2019	—	84
Comprehensive income (loss)	$81,235	$(38,933)
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net earnings (loss)	$46,266	$(25,998)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	44,474	20,796
Amortization	20,211	6,152
Share-based compensation expense	15,757	15,603
Amortization of discount on convertible debt and debt issuance costs	5,170	3,570
Debt extinguishment costs	24,747	3,960
Losses on foreign currency remeasurements and transactions	4,703	1,131
Earnings from equity investments	(1,417)	(600)
Deferred income taxes	22,567	(16,434)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	22,483	8,783
Inventories	(4,671)	(14,827)
Accounts payable	(15,165)	748
Contract liabilities	(3,256)	12,597
Income taxes	2,484	(1,344)
Accrued compensation and benefits	(34,973)	(14,721)
Other operating net assets (liabilities)	(15,053)	(25,031)
Net cash provided by (used in) operating activities	134,327	(25,615)
Cash Flows from Investing Activities
Additions to property, plant & equipment	(33,792)	(25,636)
Purchases of businesses, net of cash acquired	(36,064)	(1,036,609)
Other investing activities	—	(1,940)
Net cash used in investing activities	(69,856)	(1,064,185)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	460,000	—
Proceeds from issuance of preferred shares	460,000	—
Proceeds from borrowings of Term A Facility	—	680,000
Proceeds from borrowings of Term B Facility	—	720,000
Proceeds from borrowings of Revolving Credit Facility	—	160,000
Proceeds from borrowings under prior Credit Facility	—	10,000
Payments on borrowings under prior Term Loan, Credit Facility and other loans	—	(172,780)
Payments on borrowings under Term A Facility	(15,513)	—
Payments on borrowings under Term B Facility	(714,600)	—
Payments on borrowings under Revolving Credit Facility	(25,000)	—
Debt issuance costs	—	(63,510)
Equity issuance costs	(36,092)	—
Proceeds from exercises of stock options	1,083	2,975
Payments in satisfaction of employees' minimum tax obligations	(5,574)	(9,418)
Other financing activities	(1,329)	(660)
Net cash provided by financing activities	122,975	1,326,607
Effect of exchange rate changes on cash and cash equivalents	3,493	(2,128)
Net increase in cash and cash equivalents	190,939	234,679
Cash and Cash Equivalents at Beginning of Period	493,046	204,872
Cash and Cash Equivalents at End of Period	$683,985	$439,551
Cash paid for interest	$7,615	$1,702
Cash paid for income taxes	$13,606	$8,218
Additions to property, plant & equipment included in accounts payable	$17,472	$13,228
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount			Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803
Share-based and deferred compensation activities	575	16,764	—	—	—	—	(120)	(5,498)	11,266
Shares issued in July 2020 underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908
Net earnings	—	—	—	—	—	46,266	—	—	46,266
Foreign currency translation adjustments	—	—	—	—	35,524	—	—	—	35,524
Change in fair value of interest rate swap, net of taxes of ($152)	—	—	—	—	(555)	—	—	—	(555)
Dividends	—	—	—	—	—	(6,535)	—	—	(6,535)
Balance - September 30, 2020	117,189	$1,942,300	2,300	$445,319	$(52,414)	$916,283	(13,476)	$(204,811)	$3,046,677

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended September 30, 2019	Shares	Amount			Shares	Amount
Balance - June 30, 2019	76,315	$382,423	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209
Share-based and deferred compensation activities	708	59,043	—	—	(251)	(9,832)	49,211
Shares issued and related to Finisar acquisition	26,713	987,707	—	—	—	—	987,707
Net loss	—	—	—	(25,998)	—	—	(25,998)
Foreign currency translation adjustments	—	—	(13,019)	—	—	—	(13,019)
Pension adjustment, net of taxes of $23	—	—	84	—	—	—	84
Balance - September 30, 2019	103,736	$1,429,173	$(37,156)	$917,583	(12,855)	$(178,406)	$2,131,194
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 26, 2020. The condensed consolidated results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2020 was derived from the Company’s audited consolidated financial statements.
On September 24, 2019, the Company completed its acquisition of Finisar Corporation (“Finisar”). The Company’s condensed consolidated financial statements include the operating results of Finisar from the date of acquisition. Refer to Note 3 for further discussion of the acquisition.
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
Note 2.    Recently Issued Financial Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain types of financial instruments, including trade receivables. The Company adopted this standard on July 1, 2020. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Note 3.    Finisar Acquisition
On September 24, 2019 (the “Closing Date”), the Company completed its acquisition of Finisar, a global technology leader for subsystems and components for fiber optic communications.

The purchase price allocation set forth herein is final. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the purchase price allocation. Income-based valuation approaches included the use of the discounted cash flow and relief-from-royalty methods for certain acquired intangible assets.
Our final allocation of the purchase price of Finisar, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

	Final Purchase Price Allocation
	Previously		Measurement
	Reported	Reclassification	Period
	September 30, 2019	Adjustments	Adjustments (a)	As Adjusted
Cash and cash equivalents	$842,764	$(287)	$—	$842,477
Accounts receivable	260,864	—	(1,523)	259,341
Inventories	437,867	—	1,841	439,708
Property, plant & equipment	748,858	—	(91,145)	657,713
Intangible assets	827,689	—	(162,489)	665,200
Other assets	82,624	287	(6,443)	76,468
Deferred tax assets	—	—	16,267	16,267
Accounts payable	(123,707)	—	—	(123,707)
Other accrued liabilities (a)	(148,425)	(43,964)	(3,199)	(195,588)
Deferred tax liabilities (a)	(197,809)	43,964	85,179	(68,666)
Debt	(575,000)	—	—	(575,000)
Goodwill (a)	759,239	—	155,051	914,290
Total Purchase Price	$2,914,964	$—	$(6,461)	$2,908,503

(a) During the quarter ended September 30, 2020, the Company finalized its warranty reserve liabilities resulting in a reduction of other accrued liabilities by approximately $6.5 million, with a corresponding decrease to goodwill and deferred tax liabilities.
Note 4.    Other Acquisitions and Investments
Acquisition of Ascatron AB
On August 20, 2020, the Company acquired all of the outstanding shares of Ascatron AB, located in Sweden. The acquisition will add essential elements to the Company's vertically integrated silicon carbide technology platform. Purchase price consideration totaled $36.7 million.
Due to the timing of the acquisition, the Company is in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes. The following table presents a preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Developed technology	$20,000
Goodwill	18,922
Other assets	2,511
Total assets acquired	$41,433
Liabilities
Non-interest bearing liabilities	$(203)
Deferred tax liability	(4,526)
Total liabilities assumed	(4,729)
Net assets acquired	$36,704

The goodwill is recorded in the Compound Semiconductor segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Transaction expenses related to the acquisition totaled $1.9 million for three months ended September 30, 2020 and is included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Earnings.
The amount of revenues and net earnings from the acquisition included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended September 30, 2020 were insignificant.
Purchase of Equity Investment in INNOViON Corporation
As of September 30, 2020, the Company holds a 93.8% equity investment in INNOViON Corporation ("Innovion"), a leader in ion implantation technology for silicon and compound semiconductor devices, which was acquired in November 2017 for $51.5 million. The Company’s pro-rata share of earnings from this investment for the three months ended September 30, 2020 and 2019 was insignificant.
This investment is accounted for under the equity method of accounting. The following table summarizes the Company's equity in this nonconsolidated investment:

Location	Interest Type	Ownership % as of September 30, 2020	Equity as of September 30, 2020 ($000)
USA	Equity Investment	93.8%	$59,539
Innovion was determined to be a variable interest entity because the Company had an overall 93.8% economic position in Innovion, comprising a significant portion of its capitalization, but had only a 25% voting interest. The Company’s right to receive rewards and obligation to absorb expected losses was disproportionate to its voting interest. The Company was not the primary beneficiary because it did not have the power to direct the activities of the equity investment that most significantly impacts its economic performance. Certain business decisions, including decisions with respect to operating budgets, material capital expenditures, indebtedness, significant acquisitions or dispositions, and strategic decisions, require the approval of owners holding a majority percentage in Innovion.  The Company previously accounted for its interest as an equity method investment as the Company had the ability to exercise significant influence over operating and financial policies of Innovion.
As of September 30, 2020 and June 30, 2020, the Company’s maximum financial statement exposure related to Innovion was approximately $59.5 million and $58.8 million, respectively, which is included in Investments on the Condensed Consolidated Balance Sheets.
On August 10, 2020, the Company entered into an agreement to acquire all the outstanding interests of Innovion. The Company acquired the remaining outstanding interests of Innovion on October 1, 2020.
Note 5.    Revenue from Contracts with Customers
The following tables summarize disaggregated revenue by revenue market, and product for the three months ended September 30, 2020 and 2019 ($000):

	Three Months Ended September 30, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$493,928	$180,915	$—	$674,843
Services	3,799	4,077	—	7,876

U.S. Government
Direct Ship Parts	—	36,488	—	36,488
Services	—	8,877	—	8,877

Total Revenues	$497,727	$230,357	$—	$728,084

	Three Months Ended September 30, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$140,345	$130,188	$22,051	$292,584
Services	1,012	5,691	—	6,703

U.S. Government
Direct Ship Parts	—	37,082	—	37,082
Services	—	4,040	—	4,040

Total Revenues	$141,357	$177,001	$22,051	$340,409

Contracts with the United States (“U.S.”) government disclosed above are through its prime contractors.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three months ended September 30, 2020, the Company recognized revenue of $9.7 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020. The Company had $35.4 million of contract liabilities recorded in the Condensed Consolidated Balance Sheets as of September 30, 2020.
Note 6.    Inventories
The components of inventories were as follows ($000):

	September 30, 2020	June 30, 2020
Raw materials	$189,141	$190,237
Work in progress	308,788	298,577
Finished goods	141,904	130,996
	$639,833	$619,810

Note 7.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2020	June 30, 2020
Land and improvements	$19,726	$18,396
Buildings and improvements	387,696	345,736
Machinery and equipment	1,339,809	1,352,835
Construction in progress	114,298	111,394
Finance lease right-of-use asset	25,000	25,000
	1,886,529	1,853,361
Less accumulated depreciation	(667,954)	(638,589)
	$1,218,575	$1,214,772

Note 8.    Goodwill and Other Intangible
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2020
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,052,494	$186,515	$1,239,009
Goodwill acquired	—	18,922	18,922
Finisar measurement period adjustments	(4,901)	—	(4,901)
Foreign currency translation	1,557	(249)	1,308
Balance-end of period	$1,049,150	$205,188	$1,254,338
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2020 and June 30, 2020 were as follows ($000):

	September 30, 2020			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$463,936	$(77,782)	$386,154	$444,315	$(68,048)	$376,267
Trade Names	22,489	(4,316)	18,173	22,369	(3,669)	18,700
Customer Lists	457,106	(103,663)	353,443	456,223	(92,822)	363,401
Other	1,574	(1,574)	—	1,570	(1,570)	—
Total	$945,105	$(187,335)	$757,770	$924,477	$(166,109)	$758,368

Note 9.    Debt
The components of debt for the periods indicated were as follows ($000):

	September 30, 2020	June 30, 2020
Term A Facility, interest at LIBOR, as defined, plus 2.00%	$1,178,950	$1,194,463
Revolving Credit Facility, interest at LIBOR, as defined, plus 2.00%	49,000	74,000
Debt issuance costs, Term A Facility and Revolving Credit Facility	(30,411)	(32,174)
Term B Facility, interest at LIBOR, as defined, plus 3.50%	—	714,600
Debt issuance costs, Term B Facility	—	(24,747)
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	14,888
0.25% convertible senior notes	345,000	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(27,281)	(30,688)

Total debt	1,530,146	2,255,342
Current portion of long-term debt	(62,050)	(69,250)
Long-term debt, less current portion	$1,468,096	$2,186,092
Senior Credit Facilities
The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of

(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.
The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. In conjunction with the repayment, the Company paid $0.6 million in associated interest and expensed $24.7 million of debt issuance costs related to the Term B Facility.
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
Amounts outstanding under the Senior Credit Facilities will bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.  The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the Senior Credit Facilities.  Refer to Note 16 for further information regarding this interest rate swap.
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00:1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.
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
Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. The Company repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of September 30, 2020, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.
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
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $297.4 million as of September 30, 2020 and $346.2 million as of June 30, 2020 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended). As of September 30, 2020, the II-VI Notes are not yet convertible based upon the II-VI Notes’ conversion features.  Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.
The following tables set forth total interest expense recognized related to the II-VI Notes for the three months ended September 30, 2020 and September 30, 2019 ($000):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
0.25% contractual coupon	$220	$220
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,407	3,255
Interest expense	$3,627	$3,475

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $23.8 million as of September 30, 2020 and is being amortized over three years.

Aggregate Availability
The Company had aggregate availability of $399.6 million under its line of credit as of September 30, 2020.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1.8% and 1.9% for the three months ended September 30, 2020 and 2019, respectively.
Note 10.    Income Taxes
The Company’s year-to-date effective income tax rate at September 30, 2020 was 22.3% compared to a benefit of 14.8% for the same period in 2019. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions and foreign tax credits.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2020 and June 30, 2020, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $40.5 million and $42.8 million, respectively. The Company has classified $7.4 million of uncertain tax positions as current income tax liabilities and the remaining uncertain tax positions of $33.1 million as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $37.7 million of the gross unrecognized tax benefits at September 30, 2020 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $3.6 million and $3.8 million at September 30, 2020 and June 30, 2020, respectively. Fiscal years 2017 to 2021 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2009 to 2019 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in the Philippines for the year 2017; Germany for the years 2012 through 2015; Australia for the years 2011 through 2014; and India for the year 2016. The Company believes its income tax reserves for these tax matters are adequate.
Note 11.    Leases
On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective transition approach. We determine if an arrangement is a lease at inception and classify it as either finance or operating. The Company's portfolio of leases contains certain real estate, equipment and vehicle leases.
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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Finance Lease Cost
Amortization of right-of-use assets	$417	$417
Interest on lease liabilities	323	337
Total finance lease cost	$740	$754
Operating lease cost	9,197	6,107
Sublease income	368	—
Total lease cost	$9,569	$6,861

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$323	$337
Operating cash flows from operating leases	8,631	5,940
Financing cash flows from finance leases	274	243

Weighted-Average Remaining Lease Term (in Years)
Finance leases	11.3
Operating leases	7.0

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	7.1%
The following table presents future minimum lease payments, which include short-term leases ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$31,818	$2,436	$34,254
Year 2	25,589	2,503	28,092
Year 3	22,333	2,572	24,905
Year 4	19,431	2,642	22,073
Year 5	16,795	2,715	19,510
Thereafter	49,196	18,735	67,931
Total minimum lease payments	$165,162	$31,603	$196,765
Less: amounts representing interest	41,454	8,429	49,883
Present value of total lease liabilities	$123,708	$23,174	$146,882

Note 12.    Equity

Mandatory Convertible Preferred Stock

On July 2, 2020, II-VI announced the pricing of an underwritten public offering of 2,000,000 shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”), resulting in gross proceeds to II-VI from the offering of $400 million, before deducting the underwriting discounts and commissions and offering expenses payable by the Company (the "Preferred Stock Offering"). In addition, the underwriters had a 30-day option to purchase up to an additional 300,000 shares of Series A Mandatory Convertible Preferred Stock at the applicable public offering price, less underwriting discounts and commissions and solely to cover over-allotments with respect to the preferred stock offering. On July 2, 2020, the underwriters exercised the option in full, raising an additional approximately $60 million in gross proceeds. On July 7, 2020, the Company closed the Preferred Stock Offering, including the issuance and sale of 2.3 million shares of Mandatory Convertible Preferred Stock.

Upon conversion on the mandatory conversion date, as determined in accordance with the terms of the Mandatory Convertible Preferred Stock, each outstanding share of the Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert into a number of shares of the Company's common stock equal to not more than 4.6512 shares of common stock and not less than 3.8760 shares of common stock (the “Minimum Conversion Rate”), depending on the applicable market value of the common stock, determined in accordance with the terms of the Mandatory Convertible Preferred Stock and subject to certain anti-dilution adjustments.

Other than in the event of one of certain fundamental changes, a holder of Mandatory Convertible Preferred Stock may, at any time prior to July 1, 2023, elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of Mandatory Convertible Preferred Stock), at the Minimum Conversion Rate per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments.

If one of certain fundamental changes occurs on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of the Mandatory Convertible Preferred Stock), into shares of the Company's common stock at the conversion rate determined in accordance with the terms of the Mandatory Convertible Preferred Stock during the period beginning on, and including, the effective date of such change and ending on, and including, the date that is 20 calendar days after the effective date of such fundamental change (or, if later, the fundamental date that is 20 calendar days after holders receive notice of such fundamental change, but in no event later than July 1, 2023). Holders who convert their shares of the Mandatory Convertible Preferred Stock during that period will also receive a dividend make-whole amount and, to the extent there is any, the accumulated dividend amount, in each case as calculated in accordance with the terms of the Mandatory Convertible Preferred Stock.

The Company recognized $6.4 million of accrued preferred stock dividends, which were presented as other accrued liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2020.

Three Months Ended September 30, 2020
Dividends per share	$2.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	$6,440

Common Stock Offering

On July 2, 2020, II-VI announced the pricing of an underwritten public offering of 9,302,235 shares of its common stock at a public offering price of $43.00 per share, resulting in gross proceeds to II-VI from the offering of approximately $400 million, before deducting the underwriting discounts and commissions and offering expenses payable by II-VI (the “Common Stock Offering”). In addition, the underwriters had a 30-day option to purchase up to an additional 1,395,335 shares of its common stock at the applicable public offering price, less underwriting discounts and commissions. On July 2, 2020, the underwriters exercised the option in full, raising an additional approximately $60 million in gross proceeds. On July 7, 2020, the Company closed the Common Stock Offering, including the issuance and sale of approximately 10.7 million shares of Common Stock.
Note 13.    Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Diluted shares outstanding include the dilutive effect of the potential shares of the Company's common stock issuable from stock options, performance and restricted shares.

Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended September 30, 2020, diluted earnings (loss) per share excluded the potentially dilutive effect of the potential shares of the Company's common stock issuable upon conversion of outstanding convertible debt as well as the potentially dilutive effect of the Mandatory Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000):

	Three Months Ended September 30,
	2020	2019
Numerator
Net earnings (loss)	$46,266	$(25,998)
Series A Mandatory Convertible Preferred Stock dividends	$(6,440)	$—
Basic earnings (loss) available to common shareholders	$39,826	$(25,998)
Diluted earnings (loss) available to common shareholders	$39,826	$(25,998)

Denominator
Weighted average shares	102,809	65,969
Effect of dilutive securities:
Common stock equivalents	2,438	—
Diluted weighted average common shares	105,247	65,969

Basic earnings (loss) per common share	$0.39	$(0.39)
Diluted earnings (loss) per common share	$0.38	$(0.39)

The following table presents potential shares of the Company's common stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive (000):

	Three Months Ended September 30,
	2020	2019
Series A Mandatory Convertible Preferred Stock	10,425	—
0.25% Convertible Senior Notes due 2022	7,331	7,331
Common stock equivalents	430	2,036
0.50% Finisar Convertible Notes	75	190
Total anti-dilutive shares	18,261	9,557

Note 14.    Segment Reporting
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
Ascatron is presented within the Compound Semiconductors segment since the date of acquisition.
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. Unallocated and Other includes eliminating inter-segment sales and transfers, the results of Finisar since the acquisition date through September 30, 2019, and transaction costs related to the Finisar transaction.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$497,727	$230,357	$—	$728,084
Inter-segment revenues	7,216	67,087	(74,303)	—
Operating income	50,435	50,695	—	101,130
Interest expense	—	—	—	(17,214)
Other expense, net	—	—	—	(24,339)
Income taxes	—	—	—	(13,311)
Net earnings	—	—	—	46,266
Depreciation and amortization	38,687	25,998	—	64,685
Expenditures for property, plant & equipment	21,234	12,558	—	33,792
Segment assets	3,586,125	1,884,494	—	5,470,619
Goodwill	1,049,150	205,188	—	1,254,338

	Three Months Ended September 30, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$141,357	$177,001	$22,051	$340,409
Inter-segment revenues	2,650	13,933	(16,583)	—
Operating income (loss)	13,024	26,521	(58,019)	(18,475)
Interest expense	—	—	—	(6,968)
Other income, net	—	—	—	(5,079)
Income taxes	—	—	—	4,524
Net earnings	—	—	—	(25,998)
Depreciation and amortization	6,816	16,389	3,743	26,948
Expenditures for property, plant & equipment	9,389	13,483	2,764	25,636

Note 15.    Share-Based Compensation
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
Upon consummation of the acquisition of Finisar, the Company assumed approximately 6.6 million restricted stock units previously granted by Finisar under the Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (each an “Assumed RSU”), and the Company also assumed the unused capacity under the Finisar 2005 Plan.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended
September 30,	2020	2019
Stock options and cash-based stock appreciation rights	$1,920	$1,670
Restricted share awards and cash-based restricted share unit awards	10,110	12,731
Performance share awards and cash-based performance share unit awards	3,472	1,759
	$15,502	$16,160

Note 16.    Fair Value of Financial Instruments
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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $44.6 million is recognized in the Condensed Consolidated Balance Sheet within other liabilities as of September 30, 2020. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings.  Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to September 30, 2020; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred.

The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 9. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at September 30, 2020 ($000):

	Fair Value	Carrying Value
II-VI Notes	$390,619	$317,719
Finisar Notes	13,734	14,888
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
Note 17.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  The Company did not repurchase share pursuant to this Program during the quarter ended September 30, 2020. Through September 30, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million.
Note 18.    Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2020 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$(11,702)	$(87,383)
Other comprehensive income before reclassifications	35,524	—	—	35,524
Amounts reclassified from AOCI	—	(555)	—	(555)
Net current-period other comprehensive income	35,524	(555)	—	34,969
AOCI - September 30, 2020	$3,928	$(44,640)	$(11,702)	$(52,414)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “plans,” “projects” or similar expressions.
Although our management considers these expectations and assumptions to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the assumptions stated above to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in the Company's other reports filed with the Securities and Exchange Commission. The

Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
On July 7, 2020, the Company closed its underwritten public offering and sale of 2.3 million shares of Series A Mandatory Convertible Preferred Stock. as well as its underwritten public offering and sale of approximately 10.7 million shares of its common stock. See Note 12. Equity, to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further details.
As we grow, we are focused on scaling our Company and deriving the continued benefits of vertical integration as we strive to be a best in class competitor in all of our highly competitive markets. The Company may elect to change the way in which the Company operates or is organized in the future to enable the most efficient implementation of our strategy.
Critical Accounting Estimates
The preparation of financial statements and related disclosures are in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 26, 2020 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
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

For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended June 30, 2020. Further, to the extent the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2020 and in our subsequent filings with the Securities and Exchange Commission.
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
		% of Revenues		% of Revenues
Total revenues	$728.1	100.0%	$340.4	100.0%
Cost of goods sold	441.5	60.6	217.3	63.8
Gross margin	286.6	39.4	123.1	36.2
Operating expenses:
Internal research and development	78.2	10.7	36.1	10.6
Selling, general and administrative	107.2	14.7	105.5	31.0
Interest and other, net	41.6	5.7	12.0	3.5
Earnings before income taxes	59.6	8.2	(30.6)	(9.0)
Income taxes	13.3	1.8	(4.5)	(1.3)
Net earnings (loss)	$46.3	6.4%	$(26.0)	(7.6)%

Diluted earnings (loss) per share	$0.38		$(0.39)

Consolidated
Revenues. Revenues for the three months ended September 30, 2020 increased 114% to $728.1 million, compared to $340.4 million for the same period last fiscal year. The addition of Finisar operations contributed $337.6 million revenues during the three months ended September 30, 2020.  In addition to revenue contributed by Finisar, the Company realized increased revenues within its ROADM and 3D Sensing product lines, driven by data center and 5G optical network expansions, and prior year qualifications of additional VCSEL array manufacturing lines for facial biometrics in smartphones.
Gross margin. Gross margin for the three months ended September 30, 2020 was $286.6 million, or 39.4% of total revenues, compared to $123.1 million, or 36.2% of total revenues, for the same period last fiscal year. The increase in the gross margin of 320 basis points for the current quarter compared to the same period last year was driven by the addition of higher margin transceiver products following the Finisar acquisition, as well as favorable product mix within the Photonic Solutions Segment.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2020 were $78.2 million, or 10.7% of revenues, compared to $36.1 million, or 10.6% of revenues, for the same period last fiscal year. The increase in IR&D expenses during the three-month period compared to the same period last fiscal year was primarily due to the addition of $37.0 million of Finisar IR&D expense. The Company has maintained its strong internal investments in new products and technologies focused on 3D sensing, 5G, the Cloud, electric vehicles and other emerging markets.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 were $107.2 million, or 14.7% of revenues, compared to $105.5 million, or 31.0% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three-month period compared to the same period last fiscal year was primarily the result of transaction costs incurred in prior year due to the Finisar acquisition.  During the three months ended September 30, 2020, the Company incurred $2.1 million of transaction related expenses, compared to $49.0 million of transaction related expenses incurred in the three months ended September 30, 2019.
Interest and other, net. Interest and other, net for the three months ended September 30, 2020 was expense of $41.6 million, compared to expense of $12.0 million for the same period last fiscal year.  Included in interest and other, net were interest expense on borrowings, equity earnings and losses from its unconsolidated investments, foreign currency gains and losses, expense of debt issuance costs, and interest income on excess cash balances. Interest and other, net includes expense of $24.7 million of debt issuance costs recognized in conjunction with the repayment of the Company's Term B Facility, compared to $4 million of expense recognized in the three months ended September 30, 2019.  Interest expense increased $10.2 million for the current three-month period due to the higher levels of outstanding debt incurred in conjunction with the acquisition of Finisar. In addition, there were foreign currency losses of $4.7 million for the current three-month period due to the volatility in the foreign exchange market, compared to $1.1 million of expense in the three months ended September 30, 2019. Other interest and expense, net was offset by income in equity investments and other insignificant activity.

Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2020 was 22.3%, compared to an effective tax rate of 14.8% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation, partially offset by research and development incentives in certain jurisdictions and foreign tax credits.
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
Photonic Solutions ($ in millions)

	Three Months Ended September 30,		% Increase
	2020	2019
Revenues	$497.7	$141.4	252%
Operating income	$50.4	$13.0	287%
Revenues for the three months ended September 30, 2020 for Photonic Solutions increased 252% to $497.7 million, compared to $141.4 million for the same period last fiscal year. The increase in revenues for the three months ended September 30, 2020 compared to the same period last fiscal year was primarily due to the acquisition of Finisar and the strengthening of demand for cloud and 5G optical infrastructure products.

Operating income for the three months ended September 30, 2020 increased 287% to income of $50.4 million, compared to operating income of $13.0 million for the same period last fiscal year.  The increase in operating income during the current three-month period compared to the same period last fiscal year was primarily driven by the incremental margin realized from the increased revenues during the current fiscal quarter, and the realization of synergies and plant efficiency following the Finisar acquisition.
Compound Semiconductors ($ in millions)

	Three Months Ended September 30,		% Increase
	2020	2019
Revenues	$230.4	$177.0	30%
Operating income	$50.7	$26.5	91%
Revenues for the three months ended September 30, 2020 for Compound Semiconductors increased 30% to $230.4 million, compared to revenues of $177.0 million for the same period last fiscal year. The increase in revenues during the three months ended September 30, 2020 primarily related to increased 3D Sensing product shipments addressing the consumer market, and growth within the telecom and datacom markets.
Operating income for the three months ended September 30, 2020 increased 91% to $50.7 million, compared to operating income of $26.5 million for the same period last fiscal year. The increase of 700 basis points in operating income during the three-month period compared to the same period last fiscal year was primarily driven by strong growth within our higher margin products, including indium phosphide components for transceivers and datacenters and the 5G optical access infrastructure.
Liquidity and Capital Resources
Historically, our primary sources of cash have been from operations, long-term borrowing, and advance funding from customers. Other sources of cash include proceeds from the issuance of equity, proceeds received from the exercises of stock options, and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, payments of debt issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of Cash (millions):

	Three Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$134.3	$(25.6)
Net proceeds from equity issuance	883.9	—
Proceeds from exercises of stock options	1.1	3.0
Proceeds on long-term borrowings	—	1,570.0
Debt issuance costs	—	(63.5)
Payments under prior term loan and credit facility	—	(172.8)
Payments under new long-term borrowings and credit facility	(755.1)	—
Purchases of businesses, net of cash acquired	(36.1)	(1,036.6)
Additions to property, plant & equipment	(33.8)	(25.6)
Payments in satisfaction of employees' minimum tax obligations	(5.6)	(9.4)
Effect of exchange rate changes on cash and cash equivalents and other items	2.2	(4.7)
Net cash provided by operating activities:
Net cash provided by operating activities was $134.3 million during the current three-month period compared to $25.6 million of cash used by operating activities during the same period last fiscal year.  The increase in cash flows provided by operating activities during the three months ended September 30, 2020 compared to the same period last fiscal year was primarily driven by additional net earnings in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 of $65.8 million, of which $32.2 was attributable to Finisar, and incremental transaction costs in the three months ended September 30, 2019 related to the Finisar acquisition. Additional drivers of increased cash flow from operations over the prior year included incremental amortization and depreciation, along with improved working capital during the current quarter.
Net cash used in investing activities:
Net cash used in investing activities was $69.9 million for the three months ended September 30, 2020, compared to net cash used of $1,064.2 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included $36.1 million for net cash paid for the acquisition of Ascatron AB and $33.8 million of capital expenditures to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities from the three-month period ended September 30, 2019 was primarily used to fund the Finisar acquisition.
Net cash provided by financing activities:
Net cash provided by financing activities was $123.0 million for the three months ended September 30, 2020, compared to net cash provided by financing activities of $1,326.6 million for the same period last fiscal year. Net cash provided by financing activities was primarily impacted by $883.9 million of net proceeds from the Company's equity issuance in July 2020, offset by cash used to repay borrowings of $755.1 million.
Senior Credit Facilities
The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The Credit Agreement provides for senior secured financing of $2.425 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).

The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.
The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. Additional information regarding the underwritten public offering is set forth in Note 12.
Additional information regarding the Senior Credit Facilities is set forth in Note 9. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen, Chinese Renminbi, Swiss Franc, Euro, and the Malaysian Ringgit. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risks
As of September 30, 2020, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt.  If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $3.4 million for the three months ended September 30, 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million. The dollar value of shares that may yet be purchased under the Program is approximately $27.7 million.
The following table sets forth repurchases of our Common Stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
July 1, 2020 to July 31, 2020	—		$—	—	$27,658,759
August 1, 2020 to August 31, 2020	115,632	(1)	$45.17	—	$27,658,759
September 1, 2020 to September 30, 2020	8,242	(1)	$36.74	—	$27,658,759
Total	123,874		$44.61	—
(1)Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.    EXHIBITS

Exhibit Number	Description of Exhibit	Reference
3.01	Amended and Restated Articles of Incorporation of II-VI	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020.	Incorporated herein by reference to Exhibit 3.3 to II-VI's Annual Report on Form 10-K (File No. 001-39375) filed on August 26, 2020.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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

II-VI INCORPORATED
(Registrant)

Date: November 9, 2020	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: November 9, 2020	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer