Form 10-Q
period 2020-12-31
II-VI INC
filed 2021-02-09
CIK 820318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At February 4, 2021, 104,762,037 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	December 31, 2020	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$834,540	$493,046
Accounts receivable - less allowance for doubtful accounts of $1,248 at December 31, 2020 and $1,698 at June 30, 2020	570,985	598,124
Inventories	656,993	619,810
Prepaid and refundable income taxes	12,122	12,279
Prepaid and other current assets	63,083	65,710
Total Current Assets	2,137,723	1,788,969
Property, plant & equipment, net	1,250,480	1,214,772
Goodwill	1,292,384	1,239,009
Other intangible assets, net	761,195	758,368
Deferred income taxes	34,061	22,938
Other assets	170,720	210,658
Total Assets	$5,646,563	$5,234,714
Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$62,050	$69,250
Accounts payable	250,740	268,773
Accrued compensation and benefits	143,592	157,557
Operating lease current liabilities	24,998	24,634
Accrued income taxes payable	42,550	33,341
Other accrued liabilities	140,544	119,338
Total Current Liabilities	664,474	672,893
Long-term debt	1,408,790	2,186,092
Deferred income taxes	64,313	45,551
Operating lease liabilities	108,594	94,701
Other liabilities	163,579	158,674
Total Liabilities	2,409,750	3,157,911
Shareholders' Equity
Preferred stock, no par value, 6% cumulative; authorized - 5,000,000; issued - 2,300,000 shares at December 31, 2020	445,319	—
Common stock, no par value; authorized - 300,000,000 shares; issued - 118,043,133 shares at December 31, 2020; 105,916,068 shares at June 30, 2020	1,985,833	1,486,947
Accumulated other comprehensive income (loss)	14,507	(87,383)
Retained earnings	997,283	876,552
	3,442,942	2,276,116
Treasury stock, at cost; 13,486,364 shares at December 31, 2020 and 13,356,447 shares at June 30, 2020	(206,129)	(199,313)
Total Shareholders' Equity	3,236,813	2,076,803
Total Liabilities and Shareholders' Equity	$5,646,563	$5,234,714
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2020	2019
Revenues	$786,569	$666,331

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	464,103	517,991
Internal research and development	84,858	107,700
Selling, general and administrative	118,893	119,218
Interest expense	15,585	28,390
Other expense (income), net	(3,153)	487
Total Costs, Expenses, & Other Expense (Income)	680,286	773,786

Earnings (Loss) Before Income Taxes	106,283	(107,455)

Income Tax Expense (Benefit)	18,383	(9,242)

Net Earnings (Loss)	$87,900	$(98,213)

Series A Mandatory Convertible Preferred Stock Dividends	6,900	—
Net Earnings (Loss) available to the Common Shareholders	$81,000	$(98,213)

Basic Earnings (Loss) Per Share	$0.78	$(1.08)

Diluted Earnings (Loss) Per Share	$0.73	$(1.08)
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2020	2019
Revenues	$1,514,653	$1,006,740

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	905,623	735,260
Internal research and development	163,106	143,820
Selling, general and administrative	226,079	224,713
Interest expense	32,799	35,358
Other expense (income), net	21,186	5,566
Total Costs, Expenses, & Other Expense (Income)	1,348,793	1,144,717

Earnings (Loss) Before Income Taxes	165,860	(137,977)

Income Tax Expense (Benefit)	31,694	(13,766)

Net Earnings (Loss)	$134,166	$(124,211)

Series A Mandatory Convertible Preferred Stock Dividends	13,340	—
Net Earnings (Loss) available to the Common Shareholders	$120,826	$(124,211)

Basic Earnings (Loss) Per Share	$1.17	$(1.58)

Diluted Earnings (Loss) Per Share	$1.12	$(1.58)

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net earnings (loss)	$87,900	$(98,213)	$134,166	$(124,211)
Other comprehensive income (loss):
Foreign currency translation adjustments	64,067	24,590	99,591	11,571
Change in fair value of interest rate swap, net of taxes of $782 and $630 for the three and six months ended December 31, 2020, respectively, and $989 for both the three and six months ended December 31, 2019	2,854	3,609	2,299	3,609
Pension adjustment, net of taxes of ($92) and ($69) for the three and six months ended December 31, 2019	—	(251)	—	(167)
Comprehensive income (loss)	$154,821	$(70,265)	$236,056	$(109,198)
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings (loss)	$134,166	$(124,211)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	91,027	69,386
Amortization	40,859	39,714
Share-based compensation expense	38,018	34,380
Amortization of discount on convertible debt and debt issuance costs	10,376	9,639
Debt extinguishment costs	24,747	3,960
Losses on foreign currency remeasurements and transactions	12,178	4,575
Earnings from equity investments	(1,817)	(918)
Deferred income taxes	8,518	(42,076)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	32,371	31,237
Inventories	(1,714)	78,065
Accounts payable	(23,262)	(1,963)
Income taxes	(12,013)	8,930
Accrued compensation and benefits	(13,965)	(9,642)
Other operating net assets (liabilities)	16,210	(44,816)
Net cash provided by operating activities	355,699	56,260
Cash Flows from Investing Activities
Additions to property, plant & equipment	(79,329)	(80,288)
Purchases of businesses, net of cash acquired	(34,431)	(1,036,609)
Other investing activities	—	(1,102)
Net cash used in investing activities	(113,760)	(1,117,999)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	460,000	—
Proceeds from issuance of preferred shares	460,000	—
Proceeds from borrowings of Term A Facility	—	1,241,000
Proceeds from borrowings of Term B Facility	—	720,000
Proceeds from borrowings of Revolving Credit Facility	—	160,000
Proceeds from borrowings under prior Credit Facility	—	10,000
Payments on Finisar Notes	—	(560,112)
Payments on borrowings under prior Term Loan, Credit Facility and other loans	—	(176,596)
Payments on borrowings under Term A Facility	(31,025)	(15,513)
Payments on borrowings under Term B Facility	(714,600)	(1,800)
Payments on borrowings under Revolving Credit Facility	(74,000)	(66,000)
Debt issuance costs	—	(63,510)
Equity issuance costs	(36,092)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	22,355	3,077
Common stock repurchase	—	(1,626)
Payments in satisfaction of employees' minimum tax obligations	(6,941)	(15,031)
Payment of dividends	(6,519)	—
Other financing activities	(366)	(1,839)
Net cash provided by financing activities	72,812	1,232,050
Effect of exchange rate changes on cash and cash equivalents	26,743	1,657
Net increase in cash and cash equivalents	341,494	171,968
Cash and Cash Equivalents at Beginning of Period	493,046	204,872
Cash and Cash Equivalents at End of Period	$834,540	$376,840
Cash paid for interest	$13,898	$24,745
Cash paid for income taxes	$24,227	$25,087
Additions to property, plant & equipment included in accounts payable	$10,497	$12,502
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended December 31, 2020	Shares	Amount	Shares	Amount			Shares	Amount
Balance - September 30, 2020	117,189	$1,942,300	2,300	$445,319	$(52,414)	$916,283	(13,476)	$(204,811)	$3,046,677
Share-based and deferred compensation activities	854	43,533	—	—	—	—	(11)	(1,318)	42,215
Net earnings	—	—	—	—	—	87,900	—	—	87,900
Foreign currency translation adjustments	—	—	—	—	64,067	—	—	—	64,067
Change in fair value of interest rate swap, net of taxes of $782	—	—	—	—	2,854	—	—	—	2,854
Dividends	—	—	—	—	—	(6,900)	—	—	(6,900)
Balance - December 31, 2020	118,043	$1,985,833	2,300	$445,319	$14,507	$997,283	(13,487)	$(206,129)	$3,236,813

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended December 31, 2019	Shares	Amount			Shares	Amount
Balance - September 30, 2019	103,736	$1,429,173	$(37,156)	$917,583	(12,855)	$(178,406)	$2,131,194
Share-based and deferred compensation activities	307	12,007	—	—	(175)	(5,614)	6,393
Common Stock Repurchase	—	—	—	—	(50)	(1,625)	(1,625)
Net loss	—	—	—	(98,213)	—	—	(98,213)
Foreign currency translation adjustments	—	—	24,590	—	—	—	24,590
Change in fair value of interest rate swap, net of taxes of $989	—	—	3,609	—	—	—	3,609
Pension adjustment, net of taxes of ($92)	—	—	(251)	—	—	—	(251)
Balance - December 31, 2019	104,043	$1,441,180	$(9,208)	$819,370	(13,080)	$(185,645)	$2,065,697

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Six Months Ended December 31, 2020	Shares	Amount	Shares	Amount			Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803
Share-based and deferred compensation activities	1,429	60,297	—	—	—	—	(131)	(6,816)	53,481
Shares issued in July 2020 underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908
Net earnings	—	—	—	—	—	134,166	—	—	134,166
Foreign currency translation adjustments	—	—	—	—	99,591	—	—	—	99,591
Change in fair value of interest rate swap, net of taxes of $630	—	—	—	—	2,299	—	—	—	2,299
Dividends	—	—	—	—	—	(13,435)	—	—	(13,435)
Balance - December 31, 2020	118,043	$1,985,833	2,300	$445,319	$14,507	$997,283	(13,487)	$(206,129)	$3,236,813

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Six Months Ended December 31, 2019	Shares	Amount			Shares	Amount
Balance - June 30, 2019	76,315	$382,423	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209
Share-based and deferred compensation activities	1,015	71,050	—	—	(426)	(15,446)	55,604
Common Stock Repurchase	—	—	—	—	(50)	(1,625)	(1,625)
Shares issued and related to Finisar acquisition	26,713	987,707	—	—	—	—	987,707
Net loss	—	—	—	(124,211)	—	—	(124,211)
Foreign currency translation adjustments	—	—	11,571	—	—	—	11,571
Change in fair value of interest rate swap, net of taxes of $989	—	—	3,609	—	—	—	3,609
Pension adjustment, net of taxes of ($69)	—	—	(167)	—	—	—	(167)
Balance - December 31, 2019	104,043	$1,441,180	$(9,208)	$819,370	(13,080)	$(185,645)	$2,065,697
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 26, 2020. The condensed consolidated results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2020 was derived from the Company’s audited consolidated financial statements.
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business including the impact to our suppliers and customers as well as the impact to the countries and markets in which II-VI operates. At the onset of the COVID-19 outbreak, the Company began focusing intensely on mitigating the adverse impacts of COVID-19 on foreign and domestic operations starting by protecting its employees, suppliers and customers.
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

	Previously Reported September 30, 2020	Measurement Period Adjustments (a)	As Adjusted (preliminary)

Assets
Developed technology	$20,000	$(3,622)	$16,378
Goodwill	18,922	2,815	21,738
Other assets	2,511	33	2,543
Total assets acquired	$41,433	$(774)	$40,659

Liabilities
Non-interest bearing liabilities	$(203)	$(247)	$(450)
Deferred tax liability	(4,526)	1,021	(3,505)
Total liabilities assumed	(4,729)	774	(3,955)
Net assets acquired	$36,704	$—	$36,704

(a) The Company recorded measurement period adjustments to its preliminary acquisition date fair values due to the refinement of its valuation models, assumptions and inputs. The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.
The goodwill is recorded in the Compound Semiconductors segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Transaction expenses related to the acquisition totaled $2.0 million for six months ended December 31, 2020 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Earnings. Technology is being amortized with a weighted average remaining life of approximately 17 years.
The amount of revenues and net earnings from the acquisition included in the Company’s Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2020 were insignificant.
Purchase of Equity Investment in INNOViON Corporation
On October 1, 2020, II-VI acquired the remaining 6.1% interest in INNOViON Corporation ("Innovion") for $4.4 million. Innovion is a provider of ion implantation services supporting unique capabilities in semiconductor materials processing. This acquisition will add essential elements to the Company's vertically integrated silicon carbide technology platform.

Through the period ended September 30, 2020, the Company held a 93.9% investment in Innovion which was accounted for as an equity method investment. The Company accounted for the acquisition of the remaining equity of Innovion as a step acquisition, which required remeasurement of the Company's previous ownership interest to fair value prior to completing purchase accounting. Using step acquisition accounting the Company increased the value of its previously held equity investment to its fair value of $66.6 million, which resulted in a gain of approximately $7.0 million, recorded in other expense (income), net in the Condensed Consolidated Statement of Operations.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation and determine the fair value of the previously held equity method investment. Income-based valuation approaches included the use of the multi-period excess earnings and relief-from-royalty methods for certain acquired intangible assets.

Due to the timing of the acquisition, the Company is in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes. The following table presents a preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

Assets
Developed technology	$15,000
Customer lists	10,000
Goodwill	29,478
Property, plant, & equipment	16,556
Right of use asset	10,644
Other assets	12,450
Total assets acquired	$94,128

Liabilities
Non-interest bearing liabilities	$(14,050)
Interest bearing liabilities	(3,430)
Deferred tax liabilities	(5,743)
Total liabilities assumed	(23,223)
Net assets acquired	$70,905

The goodwill is recorded in the Compound Semiconductor segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Technology is being amortized with a weighted average remaining life of approximately 16 years. Customer lists are being amortized with a weighted average remaining life of approximately 14 years. Transaction expenses for the six months ended December 31, 2020 were insignificant.

The revenues and net loss from Innovion included in the Company’s Consolidated Statement of Earnings for the three months ended December 31, 2020 was $7.2 million and $1.8 million, respectively.
Note 4.    Revenue from Contracts with Customers
The following tables summarize disaggregated revenue by revenue market and product for the three and six months ended December 31, 2020 and 2019 ($000):

	Three Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$478,887	$257,187	$—	$736,074
Services	3,992	5,078	—	9,070
U.S. Government
Direct Ship Parts	—	35,447	—	35,447
Services	—	5,978	—	5,978
Total Revenues	$482,879	$303,690	$—	$786,569

	Three Months Ended December 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$459,253	$157,848	$—	$617,101
Services	1,140	3,297	—	4,437
U.S. Government
Direct Ship Parts	—	40,165	—	40,165
Services	—	4,628	—	4,628
Total Revenues	$460,393	$205,938	$—	$666,331

	Six Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$972,816	$438,102	$—	$1,410,917
Services	7,790	9,155	—	16,946
U.S. Government
Direct Ship Parts	—	71,935	—	71,935
Services	—	14,855	—	14,855
Total Revenues	$980,606	$534,047	$—	$1,514,653

	Six Months Ended December 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Commercial
Direct Ship Parts	$599,598	$288,036	$22,051	$909,685
Services	2,151	8,989	—	11,140
U.S. Government
Direct Ship Parts	—	77,247	—	77,247
Services	—	8,668	—	8,668
Total Revenues	$601,749	$382,940	$22,051	$1,006,740

Contracts with the United States (“U.S.”) government disclosed above are through its prime contractors.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the six months ended December 31, 2020, the Company recognized revenue of $9.7 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020. The Company had $44.6 million of contract liabilities recorded in the Condensed Consolidated Balance Sheets as of December 31, 2020.
Note 5.    Inventories
The components of inventories were as follows ($000):

	December 31, 2020	June 30, 2020
Raw materials	$195,550	$190,237
Work in progress	326,653	298,577
Finished goods	134,790	130,996
	$656,993	$619,810

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2020	June 30, 2020
Land and improvements	$20,381	$18,396
Buildings and improvements	412,958	345,736
Machinery and equipment	1,432,604	1,352,835
Construction in progress	112,350	111,394
Finance lease right-of-use asset	25,000	25,000
	2,003,293	1,853,361
Less accumulated depreciation	(752,813)	(638,589)
	$1,250,480	$1,214,772

Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,052,494	$186,515	$1,239,009
Goodwill acquired	—	51,216	51,216
Finisar measurement period adjustments	(4,901)	—	(4,901)
Foreign currency translation	4,239	2,821	7,060
Balance-end of period	$1,051,832	$240,552	$1,292,384
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2020 and June 30, 2020 were as follows ($000):

	December 31, 2020			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$477,021	$(87,401)	$389,620	$444,315	$(68,048)	$376,267
Trade Names	22,627	(4,963)	17,664	22,369	(3,669)	18,700
Customer Lists	469,155	(115,244)	353,911	456,223	(92,822)	363,401
Other	1,579	(1,579)	—	1,570	(1,570)	—
Total	$970,382	$(209,187)	$761,195	$924,477	$(166,109)	$758,368

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2020	June 30, 2020
Term A Facility, interest at LIBOR, as defined, plus 1.50%	$1,163,438	$1,194,463
Revolving Credit Facility, interest at LIBOR, as defined, plus 1.50%	—	74,000
Debt issuance costs, Term A Facility and Revolving Credit Facility	(28,651)	(32,174)
Term B Facility, interest at LIBOR, as defined, plus 3.50%	—	714,600
Debt issuance costs, Term B Facility	—	(24,747)
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	14,888
0.25% convertible senior notes	345,000	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(23,835)	(30,688)

Total debt	1,470,840	2,255,342
Current portion of long-term debt	(62,050)	(69,250)
Long-term debt, less current portion	$1,408,790	$2,186,092
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
The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s existing or future direct and indirect domestic subsidiaries, including Finisar Corporation ("Finisar") and its domestic subsidiaries (collectively, the “Guarantors”). Borrowings under the Senior Credit Facilities are collateralized by a first priority lien in substantially all of the assets of the Company and the Guarantors, except that no real property is collateral under the Senior Credit Facilities.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.
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
Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. The Company repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of December 31, 2020, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
As a result of the cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the II-VI Notes using the effective interest method.
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $556.9 million as of December 31, 2020 and $346.2 million as of June 30, 2020 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only under the following circumstances:
(i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(ii) during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or
(iii) upon the occurrence of certain specified corporate events.
On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election
Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Notes are convertible at the option of the holders thereof during the fiscal quarter ending March 31, 2021.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.
Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited.
The following tables set forth total interest expense recognized related to the II-VI Notes for the three and six months ended December 31, 2020 and December 31, 2019 ($000):

	Three Months Ended		Six Months Ended
December 31,	2020	2019	2020	2019
0.25% contractual coupon	$220	$221	$441	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,446	3,291	6,852	6,546
Interest expense	$3,666	$3,512	$7,293	6,987

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $20.8 million as of December 31, 2020 and is being amortized over three years.
Aggregate Availability
The Company had aggregate availability of $448.6 million under its line of credit as of December 31, 2020.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1.7% and 3.8% for the six months ended December 31, 2020 and 2019, respectively.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at December 31, 2020 was 19.1% compared to an effective tax benefit of 10.0% for the same period in 2019. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions and foreign tax credits.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2020 and June 30, 2020, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $42.3 million and $42.8 million, respectively. The Company has classified $7.4 million of uncertain tax positions as current income tax liabilities and the remaining uncertain tax positions of $34.9 million as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $38.2 million of the gross unrecognized tax benefits at December 31, 2020 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $4.0 million and $3.8 million at December 31, 2020 and June 30, 2020, respectively. Fiscal years 2017 to 2021 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2010 to 2021 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in the Philippines for the year 2017; Germany for the years 2012 through 2015; Australia for the years 2011 through 2014; and India for the year 2016. The Company believes its income tax reserves for these tax matters are adequate.
Note 10.    Leases
The Company’s lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, the Company considers only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. The Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and includes it in the initial measurement of leased assets and corresponding liabilities. The Company’s lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that II-VI will exercise that option.
The Company’s lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Leased assets are tested for impairment in the same manner as long-lived assets used in operations.
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Finance Lease Cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	319	642
Total finance lease cost	$736	$1,475
Operating lease cost	9,547	18,600
Sublease income	368	735
Total lease cost	$9,915	$19,340

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$319	$642
Operating cash flows from operating leases	9,229	17,692
Financing cash flows from finance leases	278	551

Weighted-Average Remaining Lease Term (in Years)
Finance leases	11.0
Operating leases	7.2

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	6.7%

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Finance Lease Cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	334	671
Total finance lease cost	751	1,504
Operating lease cost	11,073	17,180
Total lease cost	$11,824	$18,684

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$334	$671
Operating cash flows from operating leases	10,731	16,671
Financing cash flows from finance leases	247	490

Note 11.    Equity

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

The Company recognized $6.9 million of accrued preferred stock dividends during the second quarter of fiscal year 2021, which were presented as other accrued liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2020.

The following table presents dividends per share and dividends recognized for the three and six months ended December 31, 2020:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Dividends per share	$3.00	$5.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	$6,900	$13,340

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

Note 12.    Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and six months ended December 31, 2020, diluted shares outstanding include the dilutive effect of the potential shares of the Company's common stock issuable from stock options, performance and restricted shares, as well as the shares of the Company's common stock issuable upon conversion of outstanding convertible debt.

Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and six months ended December 31, 2020, diluted earnings (loss) per share excluded the potentially dilutive effect of the Mandatory Convertible Preferred Stock (under the If-Converted method), as its effect was anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator
Net earnings (loss)	$87,900	$(98,213)	$134,166	$(124,211)
Series A Mandatory Convertible Preferred Stock dividends	(6,900)	—	(13,340)	—
Basic earnings (loss) available to common shareholders	$81,000	$(98,213)	$120,826	$(124,211)

Effect of dilutive securities:
Add back interest on Convertible Senior Notes Due 2022	$3,066	$—	$6,132	$—
Diluted earnings (loss) available to common shareholders	$84,066	$(98,213)	$126,958	$(124,211)

Denominator
Weighted average shares	104,092	90,886	103,450	78,428
Effect of dilutive securities:
Common stock equivalents	3,630	—	3,034	—
0.25% Convertible Senior Notes due 2022	7,331	—	7,331	—
Diluted weighted average common shares	115,053	90,886	113,815	78,428

Basic earnings (loss) per common share	$0.78	$(1.08)	$1.17	$(1.58)

Diluted earnings (loss) per common share	$0.73	$(1.08)	$1.12	$(1.58)

The following table presents potential shares of the Company's common stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive (000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Series A Mandatory Convertible Preferred Stock	8,915	—	8,922	—
0.25% Convertible Senior Notes due 2022	—	7,331	—	7,331
Common stock equivalents	21	3,392	225	2,714
0.50% Finisar Convertible Notes	—	391	—	502
Total anti-dilutive shares	8,936	11,114	9,147	10,547

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
Both the acquisitions of Ascatron and Innovion are presented within the Compound Semiconductors segment since the dates of their acquisitions.
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. Unallocated and Other includes eliminating inter-segment sales and transfers, the results of Finisar since the acquisition date through September 30, 2019, and transaction costs related to the Finisar transaction.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$482,879	$303,690	$—	$786,569
Inter-segment revenues	8,441	64,812	(73,253)	—
Operating income	48,439	70,277	—	118,716
Interest expense	—	—	—	(15,585)
Other income, net	—	—	—	3,153
Income taxes	—	—	—	(18,383)
Net earnings	—	—	—	87,900
Depreciation and amortization	39,764	27,437	—	67,200
Expenditures for property, plant & equipment	24,853	20,684	—	45,537
Segment assets	3,700,184	1,946,379	—	5,646,563
Goodwill	1,051,832	240,552	—	1,292,384

	Three Months Ended December 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$460,393	$205,938	$—	$666,331
Inter-segment revenues	22,190	66,123	(88,313)	—
Operating income (loss)	(60,937)	(8,835)	(8,808)	(78,580)
Interest expense	—	—	—	(28,390)
Other expense, net	—	—	—	(487)
Income taxes	—	—	—	9,242
Net loss	—	—	—	(98,213)
Depreciation and amortization	55,174	26,978	—	82,152
Expenditures for property, plant & equipment	21,313	33,339	—	54,652

	Six Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$980,606	$534,047	$—	$1,514,653
Inter-segment revenues	15,657	131,899	(147,556)	—
Operating income (loss)	98,873	120,972	—	219,845
Interest expense	—	—	—	(32,799)
Other expense, net	—	—	—	(21,186)
Income taxes	—	—	—	(31,694)
Net earnings	—	—	—	134,166
Depreciation and amortization	78,451	53,435	—	131,886
Expenditures for property, plant & equipment	46,087	33,242	—	79,329

	Six Months Ended December 31, 2019
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$601,749	$382,940	$22,051	$1,006,740
Inter-segment revenues	24,840	80,056	(104,896)	—
Operating income (loss)	(47,913)	17,686	(66,827)	(97,054)
Interest expense	—	—	—	(35,358)
Other expense, net	—	—	—	(5,566)
Income taxes	—	—	—	13,766
Net loss	—	—	—	(124,211)
Depreciation and amortization	61,990	43,367	3,743	109,100
Expenditures for property, plant & equipment	30,702	46,822	2,764	80,288

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

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Six Months Ended
December 31,	2020	2019	2020	2019
Stock options and cash-based stock appreciation rights	$5,414	$2,989	$7,334	$4,659
Restricted share awards and cash-based restricted share unit awards	15,773	12,871	25,883	25,602
Performance share awards and cash-based performance share unit awards	6,892	3,400	10,364	5,159
	$28,079	$19,260	$43,581	$35,420

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $41.8 million is recognized in the Condensed Consolidated Balance Sheet within other liabilities as of December 31, 2020. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings.  Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to December 31, 2020; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at December 31, 2020 ($000):

	Fair Value	Carrying Value
II-VI Notes	$575,481	$321,165
Finisar Notes	14,665	14,888
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
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  The Company did not repurchase any shares pursuant to this Program during the quarter ended December 31, 2020. Through December 31, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million.
Note 17.    Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the six months ended December 31, 2020 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$(11,702)	$(87,383)
Other comprehensive income before reclassifications	99,591	(5,083)	—	94,508
Amounts reclassified from AOCI	—	7,382	—	7,382
Net current-period other comprehensive income	99,591	2,299	—	101,890
AOCI - December 31, 2020	$67,995	$(41,786)	$(11,702)	$14,507

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
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
On July 7, 2020, the Company closed its underwritten public offering and sale of 2.3 million shares of Series A Mandatory Convertible Preferred Stock, as well as its underwritten public offering and sale of approximately 10.7 million shares of its common stock. See Note 11. Equity, to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further details.
As we grow, we are focused on scaling our company and deriving the continued benefits of vertical integration as we strive to be a best in class competitor in all of our highly competitive markets. The Company may elect to change the way in which the Company operates or is organized in the future to enable the most efficient implementation of our strategy. Within this quarterly report on Form 10-Q for the three and six months ended December 31, 2020, the results of Innovion and Ascatron have been allocated to the Compound Semiconductors Segment.
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

In particular, the COVID-19 pandemic is having a significant impact on global markets due to resulting supply chain and production disruptions, workforce and travel restrictions, quarantines and shelter-in-place orders, reduced spending and other similar measures implemented by many companies and other factors. Following the initial outbreak of COVID-19, we experienced temporary disruptions to our operations in China. While these operations have returned to active service, most of our administrative facilities continue working remotely.

Our focus has been on the protection of the health and safety of our employees and business partners. In our facilities, we have deployed new safety measures, including use of protective equipment, social distancing, mandatory COVID-19 testing, contact tracing, cleaning protocols for high touch areas, foot traffic flow, air filtering and flow, guidance to employees on matters such as effective hygiene and disinfection, limited and remote access working where feasible, and strict restrictions on non-essential employees from entering our facilities. We also are prioritizing efforts to understand and support the changing business needs of our customers and suppliers in light of restrictions that are applicable to them.

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

The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the efficacy of vaccines relative to existing and emerging virus strains, the broad availability of the vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

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
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
		% of Revenues		% of Revenues
Total revenues	$786.6	100.0%	$666.3	100.0%
Cost of goods sold	464.1	59.0	518.0	77.7
Gross margin	322.5	41.0	148.3	22.3
Operating expenses:
Internal research and development	84.9	10.8	107.7	16.2
Selling, general and administrative	118.9	15.1	119.2	17.9
Interest and other, net	12.4	1.6	28.9	4.3
Earnings (loss) before income taxes	106.3	13.5	(107.5)	(16.1)
Income taxes	18.4	2.3	(9.2)	(1.4)
Net earnings (loss)	$87.9	11.2%	$(98.2)	(14.7)%

Diluted earnings (loss) per share	$0.73		$(1.08)

	Six Months Ended December 31, 2020		Six Months Ended December 31, 2019
		% of Revenues		% of Revenues
Total revenues	$1,514.7	100.0%	$1,006.7	100.0%
Cost of goods sold	905.6	59.8	735.3	73.0
Gross margin	609.1	40.2	271.4	27.0
Operating expenses:
Internal research and development	163.1	10.8	143.8	14.3
Selling, general and administrative	226.1	14.9	224.7	22.3
Interest and other, net	54.0	3.6	40.9	4.1
Earnings (loss) before income taxes	165.9	11.0	(138.0)	(13.7)
Income taxes	31.7	2.1	(13.8)	(1.4)
Net earnings (loss)	$134.2	8.9%	$(124.2)	(12.3)%

Diluted earnings (loss) per share	$1.12		$(1.58)

Consolidated
Revenues. Revenues for the three months ended December 31, 2020 increased 18% to $786.6 million, compared to $666.3 million for the same period last fiscal year. Revenues for the six months ended December 31, 2020 increased 50% to $1,514.7 million, compared to $1,006.7 million for the same period last fiscal year. During the three and six months ended December 31, 2020, Finisar Corporation ("Finisar") operations contributed $368.0 million and $705.6 million, respectively, in revenues, as compared to $306.6 million and $328.8 million in the same periods of the prior fiscal year.  In addition to revenue contributed by Finisar, the Company realized increased revenues within its product lines for consumer electronics and communications.
Gross margin. Gross margin for the three months ended December 31, 2020 was $322.5 million, or 41.0% of total revenues, compared to $148.3 million, or 22.3% of total revenues, for the same period last fiscal year. Gross margin for the six months ended December 31, 2020 was $609.1 million, or 40.2% of total revenues, compared to $271.4 million, or 27.0% of total revenues, for the same period last fiscal year. The improvement in the gross margin of 1,870 and 1,320 basis points for the three and six months ended December 31, 2020 compared to the same period last year was driven by $80.6 million and $87.7 million of additional cost of goods sold related to the fair value adjustment of the acquired Finisar inventory recorded in the three and six months ended December 31, 2019, respectively, in addition to favorable product mix in the Compound Semiconductors segment driven by higher margins on the Company's products for consumer electronics.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2020 were $84.9 million, or 10.8% of revenues, compared to $107.7 million, or 16.2% of revenues, for the same period last fiscal year. IR&D expenses for the six months ended December 31, 2020 were $163.1 million, or 10.8% of revenue, compared to $143.8 million, or 14.3% of revenues, for the same period last fiscal year. Decrease in IR&D as a percentage of revenue over prior year were the result of qualification of the Company's Sherman, Texas wafer fabrication facility.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2020 were $118.9 million, or 15.1% of revenues, compared to $119.2 million, or 17.9% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2020 were $226.1 million, or 14.9% of revenues, as compared to $224.7 million, or 22.3% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three and six-month periods compared to the same periods last fiscal year was primarily the result of transaction costs incurred in the prior year due to the Finisar acquisition.  During the six months ended December 31, 2020, the Company incurred $7.6 million of transaction related expenses, compared to $40.2 million of transaction related expenses incurred in the six months ended December 31, 2019.

Interest and other, net. Interest and other, net for the three months ended December 31, 2020 was expense of $12.4 million, compared to expense of $28.9 million for the same period last fiscal year.   Interest and other, net for the six months ended December 31, 2020 was expense of $54.0 million, compared to expense of $40.9 million for the same period last fiscal year. Included in interest and other, net, were interest expense on borrowings, equity earnings from unconsolidated investments, foreign currency gains and losses, expense of debt issuance costs, and interest income on excess cash balances. For the three months ended December 31, 2020, interest expense decreased by $16.5 million in comparison to the same period last fiscal year, driven by lower levels of debt outstanding subsequent to the payment of the Term B facility in the first quarter of 2021. For the six months ended December 31, 2020 interest and other, net increased by $13.1 million compared to the same period last fiscal year, driven by $24.7 million of debt issuance costs recognized in conjunction with the repayment of the Company's Term B Facility.
There were foreign currency losses of $12.2 million for the current six-month period due to the volatility in the foreign exchange market, compared to $4.6 million of losses for the six months ended December 31, 2019. In addition, within interest and other, net, the Company recognized a gain of $7.0 million in the second quarter of fiscal year 2021 in association with the acquisition of Innovion.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2020 was 19.1%, compared to an effective tax benefit of 10% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to the impact of the U.S. enacted tax legislation, partially offset by research and development incentives in certain jurisdictions and foreign tax credits.
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
Photonic Solutions ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2020	2019		2020	2019
Revenues	$482.9	$460.4	5%	$980.6	$601.7	63%
Operating income (loss)	$48.4	$(60.9)	179%	$98.9	$(47.9)	306%
Revenues for the three months ended December 31, 2020 increased 5% to $482.9 million, compared to $460.4 million for the same period last fiscal year. Revenues for the six months ended December 31, 2020 increased 63% to $980.6 million, compared to $601.7 million for the same period last fiscal year. The increase in revenue during the three months ended December 31, 2020, was primarily due to sustained demand for products in communications. The increase in revenues during the six months ended December 31, 2020 was primarily due to the acquisition of Finisar, which contributed $319.2 million in incremental revenue for the six months ended December 31, 2020, as compared to prior year, in addition to the sustained demand for products in communications.

Operating income for the three months ended December 31, 2020 increased 179% to income of $48.4 million, compared to an operating loss of $(60.9) million for the same period last fiscal year.  Operating income for the six months ended December 31, 2020 increased 306% to income of $98.9 million, compared to an operating loss of $(47.9) million for the same period last fiscal year. The increase in operating income during the current six-month period compared to the same period last fiscal year was primarily driven by the incremental margin realized from the increased revenues during the current year, product mix towards higher margin profiles, and the realization of synergies and plant efficiency associated with the Finisar acquisition. Additionally, the six months ended December 31, 2019 included acquisition related expenses of $80.7 million related to the fair market value step-up of inventory.
Compound Semiconductors ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2020	2019		2020	2019
Revenues	$303.7	$205.9	47%	$534.0	$382.9	39%
Operating income (loss)	$70.3	$(8.8)	895%	$121.0	$17.7	584%
Revenues for the three months ended December 31, 2020 for Compound Semiconductors increased 47% to $303.7 million, compared to revenues of $205.9 million for the same period last fiscal year. Revenues for the six months ended December 31, 2020 for Compound Semiconductors increased 39% to $534.0 million, compared to $382.9 million for the same period last fiscal year. The increase in revenues during the three and six months ended December 31, 2020 primarily related to the sharp increase in product shipments addressing the consumer market.
Operating income for the three months ended December 31, 2020 increased 895% to $70.3 million, compared to an operating loss of $(8.8) million for the same period last fiscal year. Operating income for the six months ended December 31, 2020 increased 584% to $121.0 million, compared to $17.7 million for the same period last fiscal year. The increase in operating income during the three and six months ended December 31, 2020, compared to the same period last fiscal year was primarily driven by a sharp increase in product shipments addressing the consumer market. In addition, the prior year three and six months ended, included unabsorbed operating costs incurred at the segment's Sherman, Texas wafer fabrication facility during its qualification phase.
Liquidity and Capital Resources
Historically, our primary sources of cash have been from operations, long-term borrowing, and advance funding from customers. Other sources of cash include proceeds from the issuance of equity, proceeds received from the exercises of stock options, and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, payments of debt and equity issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of Cash (millions):

	Six Months Ended Dec 31,
	2020	2019
Net cash provided by operating activities	$355.7	$56.3
Net proceeds from equity issuance	883.9	—
Effect of exchange rate changes on cash and cash equivalents and other items	26.3	1.7
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	22.4	3.1
Proceeds on long-term borrowings	—	2,131.0
Payments on Finisar Notes	—	(560.1)
Debt issuance costs	—	(63.5)
Common stock repurchases	—	(1.6)
Payments under prior term loan and credit facility	—	(176.6)
Payments under new long-term borrowings and credit facility	(819.6)	(83.3)
Additions to property, plant & equipment	(79.3)	(80.3)
Purchases of businesses, net of cash acquired	(34.4)	(1,036.6)
Payments in satisfaction of employees' minimum tax obligations	(6.9)	(15.0)
Payment of dividends	(6.5)	—
Other items	(0.2)	(3.0)
Net cash provided by operating activities:
Net cash provided by operating activities was $355.7 million during the current six-month period compared to $56.3 million of cash used by operating activities during the same period last fiscal year.  The increase in cash flows provided by operating activities during the six months ended December 31, 2020 compared to the same period last fiscal year was primarily driven by additional net earnings of $258.4 million in the six months ended December 31, 2020 compared to the same period last fiscal year. Lower earnings in the prior year resulted from acquisition-related expenses incurred for the acquisition of Finisar. Acquisition-related expenses include transaction expenses, and expensing of the fair value write-up of acquired inventory. Additional drivers of increased cash flow from operations over the prior year included improved working capital during the current quarter.
Net cash used in investing activities:
Net cash used in investing activities was $113.8 million for the six months ended December 31, 2020, compared to net cash used of $1,118.0 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included $34.4 million for net cash paid for the acquisitions of Ascatron AB and INNOViON Corporation and $79.3 million of capital expenditures to continue to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities from the six-month period ended December 31, 2019 was primarily used to fund the Finisar acquisition.
Net cash provided by financing activities:
Net cash provided by financing activities was $72.8 million for the six months ended December 31, 2020, compared to net cash provided by financing activities of $1,232.1 million for the same period last fiscal year. Net cash provided by financing activities was primarily impacted by $883.9 million of net proceeds from the Company's equity issuance in July 2020, offset by cash used to repay borrowings of $819.6 million.
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
The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. Additional information regarding the underwritten public offering is set forth in Note 11.
Additional information regarding the Senior Credit Facilities and certain of the Company's other indebtedness is set forth in Note 8. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risks
As of December 31, 2020, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt.  If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $3.1 million and $6.4 million for the three and six months ended December 31, 2020.
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
Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of December 31, 2020, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million. The dollar value of shares that may yet be purchased under the Program is approximately $27.7 million.
The following table sets forth repurchases of our Common Stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 1, 2020 to October 31, 2020	2,841		$44.11	—	$27,658,759
November 1, 2020 to November 30, 2020	2,949	(1)	$61.67	—	$27,658,759
December 1, 2020 to December 31, 2020	9,032	(1)	$70.33	—	$27,658,759
Total	14,822		$63.58	—
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

II-VI INCORPORATED
(Registrant)

Date: February 9, 2021	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: February 9, 2021	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer