Form 10-Q
period 2021-03-31
II-VI INC
filed 2021-05-07
CIK 820318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 5, 2021, 104,884,278 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2021	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$1,535,310	$493,046
Accounts receivable - less allowance for doubtful accounts of $1,095 at March 31, 2021 and $1,698 at June 30, 2020	615,163	598,124
Inventories	673,744	619,810
Prepaid and refundable income taxes	9,133	12,279
Prepaid and other current assets	55,416	65,710
Total Current Assets	2,888,766	1,788,969
Property, plant & equipment, net	1,232,146	1,214,772
Goodwill	1,293,512	1,239,009
Other intangible assets, net	739,489	758,368
Deferred income taxes	36,191	22,938
Other assets	171,616	210,658
Total Assets	$6,361,720	$5,234,714
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$62,050	$69,250
Accounts payable	277,616	268,773
Accrued compensation and benefits	141,527	157,557
Operating lease current liabilities	23,264	24,634
Accrued income taxes payable	32,559	33,341
Other accrued liabilities	141,821	119,338
Total Current Liabilities	678,837	672,893
Long-term debt	1,323,402	2,186,092
Deferred income taxes	66,861	45,551
Operating lease liabilities	110,223	94,701
Other liabilities	141,049	158,674
Total Liabilities	2,320,372	3,157,911
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; authorized - 215,000 shares; issued - 75,000 shares at March 31, 2021, redemption value - $750,100	716,200	—
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; authorized - 5,000,000 shares; issued - 2,300,000 shares at March 31, 2021	445,319	—
Common stock, no par value; authorized - 300,000,000 shares; issued - 118,369,820 shares at March 31, 2021; 105,916,068 shares at June 30, 2020	2,011,210	1,486,947
Accumulated other comprehensive income (loss)	4,501	(87,383)
Retained earnings	1,071,362	876,552
	3,532,392	2,276,116
Treasury stock, at cost; 13,489,953 shares at March 31, 2021 and 13,356,447 shares at June 30, 2020	(207,244)	(199,313)
Total Shareholders' Equity	3,325,148	2,076,803
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$6,361,720	$5,234,714
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$783,232	$627,041

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	483,676	381,108
Internal research and development	83,231	94,764
Selling, general and administrative	131,244	82,133
Interest expense	13,034	28,530
Other expense (income), net	(21,432)	7,168
Total Costs, Expenses, & Other Expense (Income)	689,753	593,703

Earnings Before Income Taxes	93,479	33,338

Income Tax Expense	12,387	27,417

Net Earnings	$81,092	$5,921

Less: Dividends on Preferred Stock	$7,013	$—
Net Earnings available to the Common Shareholders	$74,079	$5,921

Basic Earnings Per Share	$0.71	$0.07

Diluted Earnings Per Share	$0.66	$0.06
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2021	2020
Revenues	$2,297,885	$1,633,781

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,389,299	1,116,368
Internal research and development	246,337	238,584
Selling, general and administrative	357,323	306,846
Interest expense	45,833	63,888
Other expense (income), net	(246)	12,734
Total Costs, Expenses, & Other Expense (Income)	2,038,546	1,738,420

Earnings (Loss) Before Income Taxes	259,339	(104,639)

Income Tax Expense	44,081	13,651

Net Earnings (Loss)	$215,258	$(118,290)

Less: Dividends on Preferred Stock	$20,353	$—
Net Earnings (Loss) available to the Common Shareholders	$194,905	$(118,290)

Basic Earnings (Loss) Per Share	$1.88	$(1.43)

Diluted Earnings (Loss) Per Share	$1.78	$(1.43)

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net earnings (loss)	$81,092	$5,921	$215,258	$(118,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,400)	(39,829)	81,191	(28,258)
Change in fair value of interest rate swap, net of taxes of $2,299 and $2,929 for the three and nine months ended March 31, 2021, respectively, and $(8,475) and $(7,486) for the three and nine months ended March 31, 2020	8,394	(31,407)	10,693	(27,798)
Pension adjustment, net of taxes of ($46) for the nine months ended March 31, 2020	—	—	—	(167)
Comprehensive income (loss)	$71,086	$(65,315)	$307,142	$(174,513)
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net earnings (loss)	$215,258	$(118,290)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	138,300	101,755
Amortization	61,570	45,369
Share-based compensation expense	54,417	48,916
Amortization of discount on convertible debt and debt issuance costs	15,512	15,920
Debt extinguishment costs	24,747	3,960
Losses on foreign currency remeasurements and transactions	4,260	8,149
Earnings from equity investments	(2,011)	(1,777)
Deferred income taxes	(2,959)	(32,698)
Impairment of investment	—	4,980
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(8,454)	16,750
Inventories	(27,155)	95,598
Accounts payable	(2,320)	(8,480)
Income taxes	(7,592)	(11,178)
Accrued compensation and benefits	(16,030)	(12,330)
Other operating net assets (liabilities)	(691)	(36,152)
Net cash provided by operating activities	446,852	120,492
Cash Flows from Investing Activities
Additions to property, plant & equipment	(105,331)	(107,975)
Purchases of businesses, net of cash acquired	(34,431)	(1,036,609)
Other investing activities	(1,057)	(3,042)
Net cash used in investing activities	(140,819)	(1,147,626)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	460,000	—
Proceeds from issuance of Series A preferred shares	460,000	—
Proceeds from issuance of Series B preferred shares	750,000	—
Proceeds from borrowings of Term A Facility	—	1,241,000
Proceeds from borrowings of Term B Facility	—	720,000
Proceeds from borrowings of Revolving Credit Facility	—	160,000
Proceeds from borrowings under prior Credit Facility	—	10,000
Payments on Finisar Notes	—	(560,112)
Payments on borrowings under prior Term Loan, Credit Facility and other loans	—	(176,596)
Payments on borrowings under Term A Facility	(121,538)	(31,026)
Payments on borrowings under Term B Facility	(714,600)	(3,600)
Payments on borrowings under Revolving Credit Facility	(74,000)	(70,000)
Debt issuance costs	—	(63,510)
Equity issuance costs	(58,596)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	31,562	5,056
Common stock repurchase	—	(1,625)
Payments in satisfaction of employees' minimum tax obligations	(8,253)	(15,680)
Payment of dividends	(13,419)	—
Other financing activities	(1,967)	(2,010)
Net cash provided by financing activities	709,189	1,211,897
Effect of exchange rate changes on cash and cash equivalents	27,042	(1,528)
Net increase in cash and cash equivalents	1,042,264	183,235
Cash and Cash Equivalents at Beginning of Period	493,046	204,872
Cash and Cash Equivalents at End of Period	$1,535,310	$388,107
Cash paid for interest	$17,963	$46,430
Cash paid for income taxes	$53,696	$34,144
Additions to property, plant & equipment included in accounts payable	$21,650	$16,254
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803	—	$—
Share-based and deferred compensation activities	575	16,764	—	—	—	—	(120)	(5,498)	11,266	—	—
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908	—	—
Net Earnings	—	—	—	—	—	46,266	—	—	46,266	—	—
Foreign currency translation adjustments	—	—	—	—	35,524	—	—	—	35,524	—	—
Change in fair value of interest rate swap, net of taxes of $(152)	—	—	—	—	(555)	—	—	—	(555)	—	—
Dividends	—	—	—	—	—	(6,535)	—	—	(6,535)	—	—
Balance - September 30, 2020	117,189	1,942,300	2,300	445,319	(52,414)	916,283	(13,476)	(204,811)	3,046,677	—	—
Share-based and deferred compensation activities	854	43,533	—	—	—	—	(11)	(1,318)	42,215	—	—
Net Earnings	—	—	—	—	—	87,900	—	—	87,900	—	—
Foreign currency translation adjustments	—	—	—	—	64,067	—	—	—	64,067	—	—
Change in fair value of interest rate swap, net of taxes of $782	—	—	—	—	2,854	—	—	—	2,854	—	—
Dividends	—	—	—	—	—	(6,900)	—	—	(6,900)	—	—
Balance - December 31, 2020	118,043	1,985,833	2,300	445,319	14,507	997,283	(13,487)	(206,129)	3,236,813	—	—
Share-based and deferred compensation activities	327	25,377	—	—	—	—	(3)	(1,115)	24,262	—	—
Series B shares issued in March 2021	—	—	—	—	—		—	—	—	75	716,087
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(9)	—	—	(9)	—	9
Net Earnings	—	—	—	—	—	81,092	—	—	81,092	—	—
Foreign currency translation adjustments	—	—	—	—	(18,400)	—	—	—	(18,400)	—	—
Change in fair value of interest rate swap, net of taxes of $2,299	—	—	—	—	8,394	—	—	—	8,394	—	—
Dividends	—	—	—	—	—	(7,004)	—	—	(7,004)	—	104
Balance - March 31, 2021	118,370	$2,011,210	2,300	$445,319	$4,501	$1,071,362	(13,490)	$(207,244)	$3,325,148	75	$716,200

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares
Balance - June 30, 2019	76,315	$382,423	—	$—	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209	$—
Share-based and deferred compensation activities	708	59,043	—	—	—	—	(251)	(9,832)	49,211	—
Common stock repurchase	—	—	—	—	—	—	—	—	—	—
Shares issued related to Finisar acquisition	26,713	987,707	—	—	—	—	—	—	987,707	—
Net Loss	—	—	—	—	—	(25,998)	—	—	(25,998)	—
Foreign currency translation adjustments	—	—	—	—	(13,019)	—	—	—	(13,019)	—
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	—
Pension adjustment, net of taxes of $23	—	—	—	—	84	—	—	—	84	—
Balance - September 30, 2019	103,736	1,429,173	—	—	(37,156)	917,583	(12,855)	(178,406)	2,131,194	—
Share-based and deferred compensation activities	307	12,007	—	—	—	—	(175)	(5,614)	6,393	—
Common stock repurchase	—	—	—	—	—	—	(50)	(1,625)	(1,625)	—
Net Loss	—	—	—	—	—	(98,213)	—	—	(98,213)	—
Foreign currency translation adjustments	—	—	—	—	24,590	—	—	—	24,590	—
Change in fair value of interest rate swap, net of taxes of $989	—	—	—	—	3,609	—	—	—	3,609	—
Pension adjustment, net of taxes of $(92)	—	—	—	—	(251)	—	—	—	(251)	—
Balance - December 31, 2019	104,043	1,441,180	—	—	(9,208)	819,370	(13,080)	(185,645)	2,065,697	—
Share-based and deferred compensation activities	235	18,174	—	—	—	—	(23)	(649)	17,525	—
Common stock repurchase	—	—	—	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	—	5,921	—	—	5,921	—
Foreign currency translation adjustments	—	—	—	—	(39,829)	—	—	—	(39,829)	—
Change in fair value of interest rate swap, net of taxes of $(8,475)	—	—	—	—	(31,407)	—	—	—	(31,407)	—
Pension adjustment, net of taxes	—	—	—	—	—	—	—	—	—	—
Balance - March 31, 2020	104,278	$1,459,354	—	$—	$(80,444)	$825,291	(13,103)	$(186,294)	$2,017,907	$—

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 26, 2020. The condensed consolidated results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2020 was derived from the Company’s audited consolidated financial statements.
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
Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity's Own Equity
In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASC 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are in the process of evaluating the effect of this adoption on our financial position and results of operations.
Note 3.     Pending Coherent Acquisition

On March 25, 2021, II-VI and Coherent Inc., a Delaware corporation (“Coherent”), and Watson Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of II-VI ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, Merger Sub will be merged with and into Coherent, and Coherent will continue as the surviving corporation in the merger and a wholly owned subsidiary of II-VI (the “Merger”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, at the effective time of the Merger (the "Effective Time"), each share of common stock of Coherent, par value $0.01 per share (the "Coherent Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by II-VI, Coherent or any direct or indirect wholly owned subsidiary of II-VI or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration (collectively, the "Merger Consideration"):

(A) $220.00 in cash, without interest (the "Cash Consideration"), plus

(B) 0.91 of a validly issued, fully paid and nonassessable share of common stock of II-VI, no par value per share ("II-VI Common Stock")

From and after the Effective Time, all of the shares of Coherent Common Stock converted into the right to receive the Merger Consideration will no longer be outstanding and will automatically be cancelled and cease to exist, and uncertified shares of Coherent Common Stock represented by book-entry form ("Book-Entry Shares") and each certificate that, immediately prior to the Effective Time, represented any such shares of Coherent Common Stock (each, a "Certificate") will thereafter represent only the right to receive the Merger Consideration into which the shares of Coherent Common Stock represented by such Book-Entry Share or Certificate have been converted.

Pursuant to the terms of the Merger Agreement, each Coherent restricted stock unit award (a “Coherent RSU”), other than Director RSUs (as defined below), outstanding immediately prior to the Effective Time will be automatically converted into time-based restricted stock units denominated in shares of II-VI Common Stock entitling the holder to receive, upon settlement, a number of shares II-VI Common Stock equal to the number of shares of Coherent Common Stock subject to the Coherent RSU multiplied by the sum of (A) 0.91, and (B) the quotient obtained by dividing the Cash Consideration by the volume weighted average price of a share of II-VI Common Stock for a 10 trading day period ending prior to the closing of the Merger (the “Closing”). For Coherent RSUs subject to performance-based vesting conditions and metrics, the number of shares of II-VI Common Stock subject to the converted Coherent RSUs will be determined after giving effect to the Coherent Board of Director’s determination of the number of Coherent RSUs earned, based on the greater of the target or actual level of achievement of such goals or metrics immediately prior to the Effective Time.

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time- and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to the following vesting acceleration benefits:

(A) for any holder of Coherent RSUs who is a participant under Coherent’s Change of Control and Leadership Change Severance Plan (the “CIC Plan”), the acceleration benefits under the CIC Plan upon such participant’s involuntary termination of employment in accordance with the terms and conditions set forth therein; and

(B) for any holder who is not a participant in the CIC Plan, the following vesting acceleration benefits upon his or her termination of employment by Coherent, II-VI or their respective subsidiaries without “cause” within the period beginning immediately following the date of the Closing and ending on the date that is 12 months following the date of the Closing (or, if earlier, December 31, 2022) (a “Qualifying Termination”), (1) if such holder’s Qualifying Termination occurs during calendar year 2021, the sum of: (x) 100% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2021 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2021 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2021 prior to such Qualifying Termination) plus (y) 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022, or (2) if such holder’s Qualifying Termination occurs during calendar year 2022, 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2022 prior to such Qualifying Termination).

Each Coherent RSU granted to a non-employee member of Coherent’s Board of Directors (“Director RSUs”) (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest in full and be cancelled and converted into the right to receive the Merger Consideration as if such Director RSU had been settled in shares of Coherent Common Stock immediately prior to the Effective Time.

The Boards of Directors of II-VI and Coherent have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, regulatory approvals in other applicable jurisdictions, including China, South Korea and Germany, the effectiveness of a registration statement on Form S-4 registering the offering of shares of II-VI Common Stock to be issued in connection with the Merger, and approvals by the shareholders of II-VI and the stockholders of Coherent. The transaction is not subject to any financing condition.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC
Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the "Commitment Parties") pursuant to which the Commitment Parties have committed to provide up to $5.125 billion in debt financing (the debt financing under the Commitment Letter, the “Debt Financing”). The obligation of the Commitment Parties to provide the Debt Financing under the Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an investment agreement, dated as of March 25, 2021, (the "Investment Agreement") (as amended and restated as of March 30, 2021, the "Amended and Restated Investment Agreement"), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital, LP (the "Investor"). Pursuant to the terms of the Amended and Restated Investment Agreement, and subject to the conditions set forth therein:

(A) on March 31, 2021, the Company issued, sold and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750.0 million;

(B) the Company agreed to issue, sell and deliver to the Investor, immediately prior to Closing, 105,000 shares of a new Series B-2 Convertible Preferred Stock, no par value per share ("II-VI Series B-2 Convertible Preferred Stock," and together with the II-VI Series B-1 Convertible Preferred Stock, "New II-VI Convertible Preferred Stock"), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.050 billion; and

(C) the Company offered to the Investor an option to purchase up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of up to $350.0 million.

The shares of New II-VI Convertible Preferred Stock accrue dividends at 5.00% per annum, subject to increase if II-VI defaults on payment obligations with respect to the New II-VI Convertible Preferred Stock, not to exceed 14% per annum. Until the fourth anniversary of the applicable issuance date of each series of New II-VI Convertible Preferred Stock, dividends are payable solely in-kind. After the fourth anniversary, dividends are payable on the applicable series, at the Company’s option, in cash, in-kind or as a combination of both.

Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Coherent expect that the Merger will be completed prior to the end of calendar year 2021. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

The expenses associated with the pending acquisition for the three and nine months ended March 31, 2021 have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this quarterly report on Form 10-Q.
Note 4.    Acquisitions and Investments
Acquisition of Ascatron AB
On August 20, 2020, the Company acquired all of the outstanding shares of Ascatron AB ("Ascatron"), located in Sweden. The acquisition will add essential elements to the Company's vertically integrated silicon carbide technology platform. Purchase price consideration totaled $36.7 million.
Due to the timing of the acquisition, the Company is in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes. The following table presents a preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

	Previously Reported September 30, 2020	Measurement Period Adjustments (a)	As Adjusted (preliminary)

Assets
Developed technology	$20,000	$(3,622)	$16,378
Goodwill	18,922	3,018	21,940
Other assets	2,511	683	3,194
Total assets acquired	$41,433	$79	$41,512

Liabilities
Non-interest bearing liabilities	$(203)	$(1,101)	$(1,304)
Deferred tax liability	(4,526)	1,022	(3,504)
Total liabilities assumed	$(4,729)	$(79)	$(4,808)
Net assets acquired	$36,704	$—	$36,704
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
The goodwill is recorded in the Compound Semiconductors segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Transaction expenses related to the acquisition totaled $2.1 million for the nine months ended March 31, 2021 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Earnings. Technology is being amortized with a remaining life of approximately 17 years.
The revenues and net loss from Ascatron included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021 were $0.3 million and $1.1 million, respectively.
The revenues and net loss from Ascatron included in the Company’s Condensed Consolidated Statement of Earnings for the nine months ended March 31, 2021 were $1.0 million and $2.2 million, respectively.

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

Through the period ended September 30, 2020, the Company held a 93.9% investment in Innovion which was accounted for as an equity method investment. The Company accounted for the acquisition of the remaining equity of Innovion as a step acquisition, which required remeasurement of the Company's previous ownership interest to fair value prior to completing purchase accounting. Using step acquisition accounting, the Company increased the value of its previously held equity investment to its fair value of $66.6 million, which resulted in a gain of approximately $7.0 million, recorded in other expense (income), net in the Condensed Consolidated Statement of Operations in the second quarter of fiscal year 2021.

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

Due to the timing of the acquisition, the Company is in the process of measuring the fair value of assets acquired and liabilities assumed, including tangible and intangible assets and related deferred income taxes. The following table presents a preliminary allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

	Previously Reported December 31, 2020	Measurement Period Adjustments (a)	As Adjusted (preliminary)

Assets
Developed technology	$15,000	$(240)	$14,760
Customer lists	10,000	(1,003)	8,997
Goodwill	29,478	1,901	31,379
Property, plant, & equipment	16,556	(1,832)	14,724
Right of use asset	10,644	—	10,644
Other assets	12,450	32	12,482
Total assets acquired	$94,128	$(1,141)	$92,987

Liabilities
Non-interest bearing liabilities	$(14,050)	$506	$(13,544)
Interest bearing liabilities	(3,430)	—	(3,430)
Deferred tax liabilities	(5,743)	635	(5,108)
Total liabilities assumed	$(23,223)	$1,141	$(22,082)
Net assets acquired	$70,905	$—	$70,905

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

The goodwill is recorded in the Compound Semiconductors segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Technology is being amortized with a remaining life of approximately 16 years. Customer lists are being amortized with a remaining life of approximately 14 years. Transaction expenses for the six months ended March 31, 2021 were insignificant.

The revenues from Innovion included in the Company’s Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021 was $6.9 million. The net loss for the same period was insignificant.

The revenues and net loss from Innovion included in the Company’s Condensed Consolidated Statement of Earnings for the nine months ended March 31, 2021 were $14.1 million and $1.1 million, respectively.
Note 5.    Revenue from Contracts with Customers
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
The following tables summarize disaggregated revenue for the three and nine months ended March 31, 2021 and 2020 ($000):

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total

Communications	$476,234	$34,130	$—	$510,364	$1,403,960	$105,702	$—	$1,509,662
Consumer	2,402	65,544	—	67,946	5,924	237,011	—	242,935
Industrial	12,081	77,160	—	89,241	33,305	192,508	—	225,813
Aerospace & Defense	—	51,686	—	51,686	—	147,317	—	147,317
Other	17,264	46,731	—	63,995	45,398	126,760	—	172,158
Total Revenues	$507,981	$275,251	$—	$783,232	$1,488,587	$809,298	$—	$2,297,885

	Three Months Ended March 31, 2020				Nine Months Ended March 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total

Communications	$393,895	$32,083	$—	$425,978	$946,088	$82,594	$21,561	$1,050,243
Consumer	1,163	33,771	—	34,934	2,996	83,447	490	86,933
Industrial	12,545	59,397	—	71,942	39,400	185,227	—	224,627
Aerospace & Defense	—	44,409	—	44,409	—	128,261	—	128,261
Other	10,166	39,612	—	49,778	31,034	112,683	—	143,717
Total Revenues	$417,769	$209,272	$—	$627,041	$1,019,518	$592,212	$22,051	$1,633,781

"Other" revenue included in the tables above include revenue from the life science/medical, semiconductor and automotive end markets.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the nine months ended March 31, 2021, the Company recognized revenue of $9.7 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020. The Company had $37.1 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2021.
Note 6.    Inventories
The components of inventories were as follows ($000):

	March 31, 2021	June 30, 2020
Raw materials	$207,598	$190,237
Work in progress	325,517	298,577
Finished goods	140,629	130,996
	$673,744	$619,810

Note 7.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2021	June 30, 2020
Land and improvements	$20,236	$18,396
Buildings and improvements	413,377	345,736
Machinery and equipment	1,441,536	1,352,835
Construction in progress	125,918	111,394
Finance lease right-of-use asset	25,000	25,000
	2,026,067	1,853,361
Less accumulated depreciation	(793,921)	(638,589)
	$1,232,146	$1,214,772

Note 8.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,052,494	$186,515	$1,239,009
Goodwill acquired	—	53,319	53,319
Finisar measurement period adjustments	(4,901)	—	(4,901)
Foreign currency translation	4,436	1,649	6,085
Balance-end of period	$1,052,029	$241,483	$1,293,512
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2021 and June 30, 2020 were as follows ($000):

	March 31, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$476,691	$(96,967)	$379,724	$444,315	$(68,048)	$376,267
Trade Names	22,604	(5,600)	17,004	22,369	(3,669)	18,700
Customer Lists	468,448	(125,687)	342,761	456,223	(92,822)	363,401
Other	1,575	(1,575)	—	1,570	(1,570)	—
Total	$969,318	$(229,829)	$739,489	$924,477	$(166,109)	$758,368

Note 9.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2021	June 30, 2020
Term A Facility, interest at LIBOR, as defined, plus 1.375%	$1,072,925	$1,194,463
Revolving Credit Facility, interest at LIBOR, as defined, plus 1.375%	—	74,000
Debt issuance costs, Term A Facility and Revolving Credit Facility	(26,924)	(32,174)
Term B Facility, interest at LIBOR, as defined, plus 3.50%	—	714,600
Debt issuance costs, Term B Facility	—	(24,747)
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	14,888
0.25% convertible senior notes	344,988	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(20,425)	(30,688)

Total debt	1,385,452	2,255,342
Current portion of long-term debt	(62,050)	(69,250)
Long-term debt, less current portion	$1,323,402	$2,186,092
Senior Credit Facilities
The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The credit agreement governing the Senior Credit Facilities (the "Credit Agreement") provides for senior secured financing of $2.425 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
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
The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Closing Date").
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.
0.50% Finisar Convertible Notes
Finisar’s outstanding 0.50% Convertible Senior Notes due 2036 (the “Finisar Notes”) may be redeemed at any time on or after December 22, 2021 in whole or in part at the option of Finisar at a redemption price equal to one hundred percent (100)% of the principal amount of such Finisar Notes plus accrued and unpaid interest. Each holder of Finisar Notes also may require Finisar to repurchase all or any portion of such holder’s outstanding Finisar Notes for cash on December 15, 2021, December 15, 2026 and December 15, 2031 at a repurchase price equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. The Finisar Notes will mature on December 15, 2036. Interest on the Finisar Notes accrues at 0.50% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year.

In connection with the acquisition of Finisar, the Company, Finisar and the trustee entered into a First Supplemental Indenture, dated as of September 24, 2019 (the “First Supplemental Indenture”). The First Supplemental Indenture supplements the base indenture (as supplemented, the “Finisar Indenture”), which governs the Finisar Notes. Pursuant to the terms of the First Supplemental Indenture, the Company has fully and unconditionally guaranteed, on a senior unsecured basis, the due and punctual payment and performance of all obligations of Finisar to the holders of the Finisar Notes. The First Supplemental Indenture also provides that the right of holders of Finisar Notes to convert Finisar Notes into cash and/or shares of Finisar’s common stock, is changed to a right to convert Finisar Notes into cash and/or shares of the II-VI Common Stock, subject to the terms of the Finisar Indenture.
Under the terms of the Finisar Indenture, the consummation and effectiveness of the Merger on the Closing Date constituted a Fundamental Change (as defined in the Finisar Indenture) and a Make-Whole Fundamental Change (as defined in the Finisar Indenture). Accordingly, in accordance with the terms of the Finisar Indenture, each holder of Finisar Notes had the right to (i) convert its Finisar Notes into cash and/or shares of II-VI Common Stock, at Finisar’s option, or (ii) require that Finisar repurchase such holder’s Finisar Notes for an amount in cash equal to one hundred percent (100)% of the principal amount of such Finisar Notes plus accrued and unpaid interest.
Holders of approximately $560.1 million in aggregate principal amount of Finisar Notes exercised the repurchase right. Finisar repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561.1 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561.0 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of March 31, 2021, approximately $14.9 million in aggregate principal amount of Finisar Notes remain outstanding.
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
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $501.2 million as of March 31, 2021 and $346.2 million as of June 30, 2020 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
Prior to the close of business on the business day immediately preceding June 1, 2022, the Notes will be convertible only under the following circumstances:
(i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2017 (and only during such fiscal quarter), if the last reported sale price of the II-VI Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(ii) during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the II-VI Common Stock and the conversion rate on each such trading day; or
(iii) upon the occurrence of certain specified corporate events.
On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.
Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Notes are convertible at the option of the holders thereof during the fiscal quarter ending June 30, 2021.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.
Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. II-VI Notes were convertible during the quarter ended March 31, 2021; conversions were immaterial.
The following tables set forth total interest expense recognized related to the II-VI Notes for the three and nine months ended March 31, 2021 and March 31, 2020 ($000):

	Three Months Ended		Nine Months Ended
March 31,	2021	2020	2021	2020
0.25% contractual coupon	$216	$218	$656	$659
Amortization of debt discount and debt issuance costs including initial purchaser discount	3,410	3,294	10,262	9,840
Interest expense	$3,625	$3,512	$10,918	10,499

The effective interest rate on the liability component for both periods presented was 4.5%. The unamortized discount amounted to $17.9 million as of March 31, 2021 and is being amortized over the remaining life of the notes.
Aggregate Availability
The Company had aggregate availability of $448.6 million under its Revolving Credit Facility as of March 31, 2021.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1.5% and 3.7% for the nine months ended March 31, 2021 and 2020, respectively.
Note 10.    Income Taxes
The Company’s year-to-date effective income tax rate at March 31, 2021 was 17.0% compared to an effective tax benefit of 13.0% for the same period in 2020. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to tax rate differentials between U.S. and foreign jurisdictions, the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdiction, and foreign tax credits.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2021 and June 30, 2020, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $37.7 million and $42.8 million, respectively. The Company has classified the uncertain tax positions as noncurrent income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $31.1 million of the gross unrecognized tax benefits at March 31, 2021 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $2.6 million and $3.8 million at March 31, 2021 and June 30, 2020, respectively. Fiscal years 2018 to 2021 remain open to examination by the U.S. Internal Revenue Service, fiscal years 2015 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2010 to 2021 remain open to examination by certain foreign taxing jurisdictions.  The Company is currently under examination for certain subsidiary companies in the Philippines for the year 2017; Germany for the years 2012 through 2015; and India for the year 2016. The Company believes its income tax reserves for these tax matters are adequate.

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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	315	957
Total finance lease cost	$732	$2,207
Operating lease cost	9,212	27,147
Sublease income	368	1,103
Total lease cost	$9,576	$28,251

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$315	$957
Operating cash flows from operating leases	9,150	26,003
Financing cash flows from finance leases	298	849

Weighted-Average Remaining Lease Term (in Years)
Finance leases	10.8
Operating leases	7.4

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	6.7%

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	330	1,002
Total finance lease cost	747	2,252
Operating lease cost	9,050	23,702
Total lease cost	$9,797	$25,954

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$330	$1,002
Operating cash flows from operating leases	8,454	22,449
Financing cash flows from finance leases	266	756

Note 12.    Equity and Redeemable Preferred Stock

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

Upon conversion on the mandatory conversion date, as determined in accordance with the terms of the Mandatory Convertible Preferred Stock, each outstanding share of the Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert into a number of shares of II-VI Common Stock equal to not more than 4.6512 shares of II-VI Common Stock and not less than 3.8760 shares of II-VI Common Stock (the “Minimum Conversion Rate”), depending on the applicable market value of the II-VI Common Stock, determined in accordance with the terms of the Mandatory Convertible Preferred Stock and subject to certain anti-dilution adjustments.

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

If one of certain fundamental changes occurs on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of the Mandatory Convertible Preferred Stock), into shares of II-VI Common Stock at the conversion rate determined in accordance with the terms of the Mandatory Convertible Preferred Stock during the period beginning on, and including, the effective date of such change and ending on, and including, the date that is 20 calendar days after the effective date of such fundamental change (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change, but in no event later than July 1, 2023). Holders who convert their shares of the Mandatory Convertible Preferred Stock during that period will also receive a dividend make-whole amount and, to the extent there is any, the accumulated dividend amount, in each case as calculated in accordance with the terms of the Mandatory Convertible Preferred Stock.

The Company recognized $6.9 million of accrued preferred stock dividends during the third quarter of fiscal year 2021, which were presented as other accrued liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2021.

The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2021:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Dividends per share	$3.00	$8.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	$6,900	$20,240

Redeemable Convertible Preferred Stock
The Company issued 75,000 shares of II-VI Series B-1 Convertible Preferred Stock in the quarter ended March 31, 2021. Refer to Note 3. Pending Coherent Acquisition for additional information.

The shares of II-VI Series B-1 Convertible Preferred Stock are convertible into shares of II-VI Common Stock as follows:

•at any time after their issuance, at the election of the holder, each share of II-VI Series B-1 Convertible Preferred Stock may be converted into shares of II-VI Common Stock at a conversion price of $85.00 per share (“Conversion Price”), except that the shares of II-VI Series B-1 Convertible Preferred Stock will be so convertible only after the earliest to occur of (i) the issuance of shares of II-VI Series B-2 Convertible Preferred Stock upon the Closing, (ii) the termination of the Merger Agreement or (iii) the delivery by II-VI to the Investor of an offer to repurchase the II-VI Series B-1 Convertible Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock); and

•at any time following the third anniversary of March 31, 2021 ("Initial Issue Date"), at the election of II-VI, each share of II-VI Series B-1 Convertible Preferred Stock may be converted into shares of II-VI Common Stock at the then-applicable Conversion Price if the volume-weighted average price of II-VI Common Stock exceeds 150% of the then- applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The shares of II-VI Series B-1 Convertible Preferred Stock are initially nonvoting. Following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the issued shares of II-VI Series B-1 Convertible Preferred Stock will have voting rights, voting as one class with the II-VI Common Stock, on an as-converted basis, subject to limited exceptions.

On or at any time after the tenth anniversary of the Initial Issue Date:

•each holder has the right to require the Company to redeem all of their II-VI Series B-1 Convertible Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value for such shares (as defined in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock) plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”), and

•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of II-VI Series B-1 Convertible Preferred Stock outstanding, for cash, at the Redemption Price.

In connection with any Fundamental Change, and subject to the procedures set forth in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change (such survivor of a Fundamental Change, the “Acquirer”) to, make an offer to repurchase, at the option and election of the holder thereof, each share of II-VI Series B-1 Convertible Preferred Stock then-outstanding (the “Fundamental Change Repurchase Offer”) at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to the fifth anniversary of the Initial Issue Date, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through the fifth anniversary of the Initial Issue Date.

If the Company defaults on payment obligation with respect to the II-VI Series B-1 Convertible Preferred Stock and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.

The II-VI Series B-1 Convertible Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Rights, and upon a Fundamental Change, and is therefore classified as mezzanine equity.

The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to Common Stockholders.

The Company recognized $0.1 million of preferred stock dividends during the third quarter of fiscal year 2021, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of March 31, 2021. During the quarter, the Company incurred $26.6 million of transaction costs associated with the II-VI Series B-1 Convertible Preferred Stock, of which, $22.5 million were capitalized, and $4.1 million were expensed in the Selling, General, and Administrative expenses in the Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2021.

The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2021:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Dividends per share	$2	$2
Dividends ($000)	104	104
Deemed dividends ($000)	9	9

Common Stock Offering

On July 2, 2020, II-VI announced the pricing of an underwritten public offering of 9,302,235 shares of II-VI Common Stock at a public offering price of $43.00 per share, resulting in gross proceeds to II-VI from the offering of approximately $400 million, before deducting the underwriting discounts and commissions and offering expenses payable by II-VI (the “Common Stock Offering”). In addition, the underwriters had a 30-day option to purchase up to an additional 1,395,335 shares of II-VI Common Stock at the applicable public offering price, less underwriting discounts and commissions. On July 2, 2020, the underwriters exercised the option in full, raising an additional approximately $60 million in gross proceeds. On July 7, 2020, the Company closed the Common Stock Offering, including the issuance and sale of approximately 10.7 million shares II-VI Common Stock.
Note 13.    Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and nine months ended March 31, 2021, diluted shares outstanding include the dilutive effect of the potential shares II-VI Common Stock issuable from stock options, performance and restricted shares, as well as the shares of II-VI Common Stock issuable upon conversion of outstanding convertible debt.

Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and nine months ended March 31, 2021, diluted earnings (loss) per share excluded the potentially dilutive effect of the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator
Net earnings (loss)	$81,092	$5,921	$215,258	$(118,290)
Deduct Series A preferred stock dividends	(6,900)	—	(20,240)	—
Deduct Series B redeemable preferred stock dividends	(104)	—	(104)	—
Deduct Series B redeemable preferred deemed dividend	(9)	—	(9)	—
Basic earnings (loss) available to common shareholders	$74,079	$5,921	$194,905	$(118,290)

Effect of dilutive securities:
Add back interest on Convertible Senior Notes Due 2022	$3,066	$—	$9,199	$—
Diluted earnings (loss) available to common shareholders	$77,145	$5,921	$204,103	$(118,290)

Denominator
Weighted average shares	104,767	91,081	103,883	82,615
Effect of dilutive securities:
Common stock equivalents	4,203	2,354	3,424	—
0.25% Convertible Senior Notes due 2022	7,331	—	7,331	—
Diluted weighted average common shares	116,302	93,435	114,637	82,615

Basic earnings (loss) per common share	$0.71	$0.07	$1.88	$(1.43)

Diluted earnings (loss) per common share	$0.66	$0.06	$1.78	$(1.43)

The following table presents potential shares of II-VI Common Stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Series A Mandatory Convertible Preferred Stock	8,915	—	8,915	—
0.25% Convertible Senior Notes due 2022	—	7,331	—	7,331
Common stock equivalents	14	410	154	2,801
0.50% Finisar Convertible Notes	—	75	—	360
Series B Redeemable Preferred Stock	98	—	33	—
Total anti-dilutive shares	9,027	7,816	9,102	10,492

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
Both the acquisitions of Ascatron and Innovion are presented within the Compound Semiconductors segment since the dates of acquisition.
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. Unallocated and Other includes eliminating inter-segment sales and transfers, the results of Finisar since the acquisition date through September 30, 2019, and transaction costs related to the Finisar transaction. The expenses associated with the pending acquisition of Coherent for the three and nine months ended March 31, 2021 have not been allocated to an Operating Segment, and are presented in the Unallocated and Other.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$507,981	$275,251	$—	$783,232
Inter-segment revenues	12,209	61,272	(73,481)	—
Operating income	48,286	52,522	(15,728)	85,080
Interest expense	—	—	—	(13,034)
Other income, net	—	—	—	21,432
Income taxes	—	—	—	(12,387)
Net earnings	—	—	—	81,092
Depreciation and amortization	41,060	26,925	—	67,985
Expenditures for property, plant & equipment	16,364	9,639	—	26,002
Segment assets	4,182,088	2,179,632	—	6,361,720
Goodwill	1,052,029	241,483	—	1,293,512

	Three Months Ended March 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$417,769	$209,272	$—	$627,041
Inter-segment revenues	6,899	36,492	(43,391)	—
Operating income (loss)	48,706	24,894	(4,563)	69,036
Interest expense	—	—	—	(28,530)
Other expense, net	—	—	—	(7,168)
Income taxes	—	—	—	(27,417)
Net earnings	—	—	—	5,921
Depreciation and amortization	14,272	23,752	—	38,024
Expenditures for property, plant & equipment	8,083	19,604	—	27,687

	Nine Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,488,587	$809,298	$—	$2,297,885
Inter-segment revenues	27,866	193,171	(221,037)	—
Operating income (loss)	147,159	173,494	(15,728)	304,925
Interest expense	—	—	—	(45,833)
Other expense, net	—	—	—	246
Income taxes	—	—	—	(44,081)
Net earnings	—	—	—	215,258
Depreciation and amortization	119,510	80,360	—	199,870
Expenditures for property, plant & equipment	62,450	42,881	—	105,331

	Nine Months Ended March 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,019,518	$592,212	$22,051	$1,633,781
Inter-segment revenues	21,245	116,548	(137,793)	—
Operating income (loss)	793	42,580	(71,389)	(28,017)
Interest expense	—	—	—	(63,888)
Other expense, net	—	—	—	(12,734)
Income taxes	—	—	—	(13,651)
Net loss	—	—	—	(118,290)
Depreciation and amortization	76,262	67,119	3,743	147,124
Expenditures for property, plant & equipment	38,785	66,426	2,764	107,975

Note 15.    Share-Based Compensation
The Company’s Board of Directors adopted the II-VI Incorporated 2018 Omnibus Incentive Plan (the “Plan”), which was approved by the Company’s shareholders. The Plan provides for the grant of performance-based cash incentive awards, non-qualified stock options, stock appreciation rights, restricted share awards, restricted share units, deferred share awards, performance share awards and performance share units to employees, officers and directors of the Company. The maximum number of shares of II-VI Common Stock authorized for issuance under the Plan is limited to 3,550,000 shares of II-VI Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Company records share-based compensation expense for these awards in accordance with U.S. GAAP, which requires the recognition of grant-date fair value of share-based compensation in net earnings (loss) and over the requisite service period of the individual grantees, which generally equals the vesting period. The Company accounts for cash-based stock appreciation rights, cash-based restricted share unit awards and cash-based performance share unit awards as liability awards, in accordance with applicable accounting standards.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended		Nine Months Ended
March 31,	2021	2020	2021	2020
Stock options and cash-based stock appreciation rights	$1,328	$2,154	$8,662	$6,813
Restricted share awards and cash-based restricted share unit awards	12,089	10,327	37,972	35,929
Performance share awards and cash-based performance share unit awards	3,320	1,899	13,684	7,058
	$16,737	$14,380	$60,318	$49,800

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $33.4 million is recognized in the Condensed Consolidated Balance Sheet within other liabilities as of March 31, 2021. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings.  Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to March 31, 2021; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 9. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at March 31, 2021 ($000):

	Fair Value	Carrying Value
II-VI Notes	$519,918	$324,563
Finisar Notes	14,739	14,888
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
By entering into the Investment Agreement as described in Note 3 on March 25, 2021, the Company entered into a commitment to issue the shares of II-VI Series B-1 Convertible Preferred Stock on the Initial Closing Date for a fixed price (such commitment the “Forward Sale Commitment”). The Forward Sale Commitment comprises a financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies an obligation to repurchase the Company's equity shares and (ii) requires or may require the Company to settle the obligation by transferring assets. Under ASC 480, Distinguishing Liabilities from Equity, it is required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Forward Sale Commitment. The Company recognized $11.4 million of realized gains within Other Expense (Income), Net in the Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2021, related to the Forward Sale Commitment due to changes in its fair value from March 25, 2021 to its settlement on March 31, 2021.

Note 17.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million II-VI Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes.  The Company did not repurchase any shares pursuant to this Program during the quarter ended March 31, 2021. Through March 31, 2021, the Company has cumulatively purchased 1,416,587 shares of II-VI Common Stock pursuant to the Program for approximately $22.3 million.
Note 18.    Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the nine months ended March 31, 2021 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$(11,702)	$(87,383)
Other comprehensive income before reclassifications	81,191	(418)	—	80,773
Amounts reclassified from AOCI	—	11,111	—	11,111
Net current-period other comprehensive income	81,191	10,693	—	91,884
AOCI - March 31, 2021	$49,595	$(33,392)	$(11,702)	$4,501

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
Overview
II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a worldwide leader in engineered materials and opto-electronic components, is a vertically integrated manufacturing company that develops innovative products for communications, industrial, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences and automotive end markets. The Company produces a wide variety of application-specific photonic and electronic materials and components, and deploys them in various forms, including integration with advanced software.
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
On July 7, 2020, the Company closed its underwritten public offering and sale of 2.3 million shares of Series A Mandatory Convertible Preferred Stock, as well as its underwritten public offering and sale of approximately 10.7 million shares of its common stock. See Note 12. Equity and Redeemable Preferred Stock, to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further details.
On March 31, 2021 the Company issued, sold and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company for an aggregate purchase price of $750,000,000. An additional 105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company are to be sold and delivered immediately prior to the closing of the business combination with Coherent, Inc. See Note 12. Equity and Redeemable Preferred Stock, to our Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further details.
As we grow, we are focused on scaling our company and deriving the continued benefits of vertical integration as we strive to be a best in class competitor in all of our highly competitive markets. The Company may elect to change the way in which the Company operates or is organized in the future to enable the most efficient implementation of our strategy. Within this quarterly report on Form 10-Q for the three and nine months ended March 31, 2021, the results of Innovion and Ascatron have been allocated to the Compound Semiconductors Segment.
Pending Coherent Acquisition
On March 25, 2021, II-VI and Coherent Inc., a Delaware corporation (“Coherent”), and Watson Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of II-VI ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, Merger Sub will be merged with and into Coherent, and Coherent will continue as the surviving corporation in the merger and a wholly owned subsidiary of II-VI (the “Merger”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, at the effective time of the Merger (the "Effective Time"), each share of common stock of Coherent, par value $0.01 per share (the "Coherent Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (x) shares of Coherent Common Stock owned by II-VI, Coherent or any direct or indirect wholly owned subsidiary of II-VI or Coherent or (y) shares of Coherent Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time), will be cancelled and extinguished and automatically converted into the right to receive the following consideration (collectively, the "Merger Consideration"):

(A) $220.00 in cash, without interest (the "Cash Consideration"), plus

(B) 0.91 of a validly issued, fully paid and nonassessable share of common stock of II-VI, no par value per share ("II-VI Common Stock")

From and after the Effective Time, all of the shares of Coherent Common Stock converted into the right to receive the Merger Consideration will no longer be outstanding and will automatically be cancelled and cease to exist, and uncertified shares of Coherent Common Stock represented by book-entry form ("Book-Entry Shares") and each certificate that, immediately prior to the Effective Time, represented any such shares of Coherent Common Stock (each, a "Certificate") will thereafter represent only the right to receive the Merger Consideration into which the shares of Coherent Common Stock represented by such Book-Entry Share or Certificate have been converted.

Pursuant to the terms of the Merger Agreement, each Coherent restricted stock unit award (a “Coherent RSU”), other than Director RSUs (as defined below), outstanding immediately prior to the Effective Time will be automatically converted into time-based restricted stock units denominated in shares of II-VI Common Stock entitling the holder to receive, upon settlement, a number of shares II-VI Common Stock equal to the number of shares of Coherent Common Stock subject to the Coherent

RSU multiplied by the sum of (A) 0.91, and (B) the quotient obtained by dividing the Cash Consideration by the volume weighted average price of a share of II-VI Common Stock for a 10 trading day period ending prior to the closing of the Merger (the “Closing”). For Coherent RSUs subject to performance-based vesting conditions and metrics, the number of shares of II-VI Common Stock subject to the converted Coherent RSUs will be determined after giving effect to the Coherent Board of Director’s determination of the number of Coherent RSUs earned, based on the greater of the target or actual level of achievement of such goals or metrics immediately prior to the Effective Time.

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time- and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to the following vesting acceleration benefits:

(A) for any holder of Coherent RSUs who is a participant under Coherent’s Change of Control and Leadership Change Severance Plan (the “CIC Plan”), the acceleration benefits under the CIC Plan upon such participant’s involuntary termination of employment in accordance with the terms and conditions set forth therein; and

(B) for any holder who is not a participant in the CIC Plan, the following vesting acceleration benefits upon his or her termination of employment by Coherent, II-VI or their respective subsidiaries without “cause” within the period beginning immediately following the date of the Closing and ending on the date that is 12 months following the date of the Closing (or, if earlier, December 31, 2022) (a “Qualifying Termination”), (1) if such holder’s Qualifying Termination occurs during calendar year 2021, the sum of: (x) 100% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2021 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2021 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2021 prior to such Qualifying Termination) plus (y) 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022, or (2) if such holder’s Qualifying Termination occurs during calendar year 2022, 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2022 prior to such Qualifying Termination).

Each Coherent RSU granted to a non-employee member of Coherent’s Board of Directors (“Director RSUs”) (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest in full and be cancelled and converted into the right to receive the Merger Consideration as if such Director RSU had been settled in shares of Coherent Common Stock immediately prior to the Effective Time.

The Boards of Directors of II-VI and Coherent have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, regulatory approvals in other applicable jurisdictions, including China, South Korea and Germany, the effectiveness of a registration statement on Form S-4 registering the offering of shares of II-VI Common Stock to be issued in connection with the Merger, and approvals by the shareholders of II-VI and the stockholders of Coherent. The transaction is not subject to any financing condition.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC
Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the "Commitment Parties") pursuant to which the Commitment Parties have committed to provide up to $5.125 billion in debt financing (the debt financing under the Commitment Letter, the “Debt Financing”). The obligation of the Commitment Parties to provide the Debt Financing under the Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an investment agreement, dated as of March 25, 2021 (the "Investment Agreement") (as amended and restated as of March 30, 2021, the "Amended and Restated Investment

Agreement"), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital, LP (the "Investor"). Pursuant to the terms of the Amended and Restated Investment Agreement, and subject to the conditions set forth therein:

(A) on March 31, 2021, the Company issued, sold and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750.0 million;

(B) the Company agreed to issue, sell and deliver to the Investor, immediately prior to Closing, 105,000 shares of a new Series B-2 Convertible Preferred Stock, no par value per share ("II-VI Series B-2 Convertible Preferred Stock," and together with the II-VI Series B-1 Convertible Preferred Stock, "New II-VI Convertible Preferred Stock"), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.050 billion; and

(C) the Company offered to the Investor an option to purchase up to an additional 35,000 shares of II-VI Series B-2
Convertible Preferred Stock for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of up to $350.0 million

The shares of New II-VI Convertible Preferred Stock accrue dividends at 5.00% per annum, subject to increase if II-VI defaults on payment obligations with respect to the New II-VI Convertible Preferred Stock, not to exceed 14% per annum. Until the fourth anniversary of the applicable issuance date of each series of New II-VI Convertible Preferred Stock, dividends are payable solely in-kind. After the fourth anniversary, dividends are payable on the applicable series, at the Company’s option, in cash, in-kind or as a combination of both.

Subject to the satisfaction or waiver of each of the closing conditions, II-VI and Coherent expect that the Merger will be completed prior to the end of calendar year 2021. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

The expenses associated with the pending acquisition for the three and nine months ended March 31, 2021 have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this quarterly report on Form 10-Q.
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
New Accounting Standards
See Note 2. Recently Issued Accounting Pronouncements to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
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

In particular, the COVID-19 pandemic is having a significant impact on global markets due to resulting supply chain and production disruptions, workforce and travel restrictions, quarantines and lockdown orders, reduced spending and other similar measures implemented by many companies and other factors. Following the initial outbreak of COVID-19, we experienced temporary disruptions to our operations in China. While these operations have returned to active service, most of our administrative facilities continue working remotely.

Our focus continues to be the protection of the health and safety of our employees and business partners. In our facilities, we have deployed new safety measures, including use of protective equipment, social distancing, mandatory COVID-19 testing, contact tracing, cleaning protocols for high touch areas, foot traffic flow, air filtering and flow, guidance to employees on matters such as effective hygiene and disinfection, limited and remote access working where feasible, and strict restrictions on non-essential employees from entering our facilities. We also are prioritizing efforts to understand and support the changing business needs of our customers and suppliers in light of restrictions that are applicable to them.

The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance continues to be uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the efficacy of vaccines relative to existing and emerging virus strains, the broad availability of the vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

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
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2021 and 2020 ($ in millions):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		% of Revenues		% of Revenues
Total revenues	$783.2	100.0%	$627.0	100.0%
Cost of goods sold	483.7	61.8	381.1	60.8
Gross margin	299.6	38.2	245.9	39.2
Operating expenses:
Internal research and development	83.2	10.6	94.8	15.1
Selling, general and administrative	131.2	16.8	82.1	13.1
Interest and other, net	(8.4)	(1.1)	35.7	5.7
Earnings before income taxes	93.5	11.9	33.3	5.3
Income taxes	12.4	1.6	27.4	4.4
Net earnings	$81.1	10.4%	$5.9	0.9%

Diluted earnings per share	$0.66		$0.06

	Nine Months Ended March 31, 2021		Nine Months Ended March 31, 2020
		% of Revenues		% of Revenues
Total revenues	$2,297.9	100.0%	$1,633.8	100.0%
Cost of goods sold	1,389.3	60.5	1,116.4	68.3
Gross margin	908.6	39.5	517.4	31.7
Operating expenses:
Internal research and development	246.3	10.7	238.6	14.6
Selling, general and administrative	357.3	15.5	306.8	18.8
Interest and other, net	45.6	2.0	76.6	4.7
Earnings (loss) before income taxes	259.4	11.3	(104.6)	(6.4)
Income taxes	44.1	1.9	13.7	0.8
Net earnings (loss)	$215.3	9.4%	$(118.3)	(7.2)%

Diluted earnings (loss) per share	$1.78		$(1.43)

Consolidated
Revenues. Revenues for the three months ended March 31, 2021 increased 25% to $783.2 million, compared to $627.0 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2021 increased 41% to $2,297.9 million, compared to $1,633.8 million for the same period last fiscal year. During the three and nine months ended March 31, 2021, Finisar Corporation ("Finisar") operations contributed $360.7 million and $1,059.7 million, respectively, in revenues, as compared to $281.6 million and $610.4 million in the same periods of the prior fiscal year.  In addition to revenue contributed by Finisar, the Company realized increased revenues within its product lines for consumer electronics and communications.
Gross margin. Gross margin for the three months ended March 31, 2021 was $299.6 million, or 38.2% of total revenues, compared to $245.9 million, or 39.2% of total revenues, for the same period last fiscal year. Gross margin for the nine months ended March 31, 2021 was $908.6 million, or 39.5% of total revenues, compared to $517.4 million, or 31.7% of total revenues, for the same period last fiscal year. The decline in gross margin of 100 basis points for the three months ended March 31, 2021 was driven by a shift in product mix in the Company’s Photonic Solutions segment towards lower margin products. The improvement in the gross margin by 780 basis points for the nine months ended March 31, 2021 compared to the same period last year was driven by $87.7 million of additional cost of goods sold related to the fair value adjustment of the acquired Finisar inventory recorded in the nine months ended March 31, 2020, in addition to favorable product mix in the Compound Semiconductors segment driven by higher margins on the Company's products for consumer electronics.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2021 were $83.2 million, or 10.6% of revenues, compared to $94.8 million, or 15.1% of revenues, for the same period last fiscal year. IR&D expenses for the nine months ended March 31, 2021 were $246.3 million, or 10.7% of revenue, compared to $238.6 million, or 14.6% of revenues, for the same period last fiscal year. The decrease in IR&D as a percentage of revenue over prior year was the result of qualification of the Company's Sherman, Texas wafer fabrication facility.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 were $131.2 million, or 16.8% of revenues, compared to $82.1 million, or 13.1% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2021 were $357.3 million, or 15.5% of revenues, as compared to $306.8 million, or 18.8% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three month period compared to the same period last fiscal year was primarily the result of transaction costs incurred in the current year related to the Coherent acquisition. During the three months ended March 31, 2021 restructuring costs and restructuring related and transaction expenses of approximately $16.7 million as compared to $5.9 million during the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the nine month period compared to the same period last fiscal year was primarily the result of restructuring related and transaction costs incurred in the prior year related to the Finisar acquisition. During the nine months ended March 31, 2021 transaction expenses totaled $20.1 million as compared to $66.7 million during the same period last fiscal year.

Interest and other, net. Interest and other, net for the three months ended March 31, 2021 was income of $8.4 million, compared to expense of $35.7 million for the same period last fiscal year.   Interest and other, net for the nine months ended March 31, 2021 was expense of $45.6 million, compared to expense of $76.6 million for the same period last fiscal year. Included in interest and other, net, were interest expense on borrowings, equity earnings from unconsolidated investments, foreign currency gains and losses, expense of debt issuance costs, and interest income on excess cash balances. For the three months ended March 31, 2021, interest and other, net decreased by $44.1 million in comparison to the same period last fiscal year, driven by the gain recognized on the mark to market adjustment on the forward sale agreement associated with the Bain equity, in addition to lower levels of debt outstanding subsequent to the payment of the Term B facility in the first quarter of 2021. For the nine months ended March 31, 2021 interest and other, net decreased by $31.0 million compared to the same period last fiscal year, driven by lower levels of debt outstanding and gains of $7.0 million and $11.4 million recognized in relation to the Innovion acquisition and the forward sale agreement, respectively. These gains were offset by $24.7 million of debt issuance costs recognized in conjunction with the repayment of the Company's Term B Facility.
There were foreign currency losses of $4.3 million for the current nine-month period due to the volatility in the foreign exchange market, compared to $8.1 million of losses for the nine months ended March 31, 2020.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2021 was 17.0%, compared to an effective tax benefit of 13% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to tax rate differentials between U.S. and foreign jurisdictions, the impact of the U.S. enacted tax legislation partially offset by research and development incentives in certain jurisdictions, and foreign tax credits.
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
Photonic Solutions ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2021	2020		2021	2020
Revenues	$508.0	$417.8	22%	$1,488.6	$1,019.5	46%
Operating income	$48.3	$48.7	(1)%	$147.2	$0.8	18,457%
Revenues for the three months ended March 31, 2021 increased 22% to $508.0 million, compared to $417.8 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2021 increased 46% to $1,488.6 million, compared to $1,019.5 million for the same period last fiscal year. The increase in revenue during the three months ended March 31, 2021, was primarily due to sustained demand for products in communications. The increase in revenues during the nine months ended March 31, 2021 was primarily due to the acquisition of Finisar, which contributed $376.4 million in incremental revenue for the nine months ended March 31, 2021, as compared to prior year, in addition to the sustained demand for products in communications.

Operating income for the three months ended March 31, 2021 decreased 1% to $48.3 million, compared to operating income of $48.7 million for the same period last fiscal year. The decrease in operating income was driven by a shift in product mix towards lower margin products.  Operating income for the nine months ended March 31, 2021 increased to $147.2 million, compared to an operating income of $0.8 million for the same period last fiscal year. The increase in operating income during the current nine-month period compared to the same period last fiscal year was primarily driven by the incremental margin realized from the increased revenues during the current year, product mix towards higher margin profiles, and the realization of synergies and plant efficiency associated with the Finisar acquisition. Additionally, the nine months ended March 31, 2021 included expenses of $80.7 million related to the fair market value step-up of inventory.
Compound Semiconductors ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2021	2020		2021	2020
Revenues	$275.3	$209.3	32%	$809.3	$592.2	37%
Operating income	$52.5	$24.9	111%	$173.5	$42.6	307%
Revenues for the three months ended March 31, 2021 for Compound Semiconductors increased 32% to $275.3 million, compared to revenues of $209.3 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2021 for Compound Semiconductors increased 37% to $809.3 million, compared to $592.2 million for the same period last fiscal year. The increase in revenues during the three and nine months ended March 31, 2021 primarily related to the sharp increase in product shipments addressing the consumer electronics market.
Operating income for the three months ended March, 31 2021 increased 111% to $52.5 million, compared to an operating income of $24.9 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2021 increased 307% to $173.5 million, compared to $42.6 million for the same period last fiscal year. The increase in operating income during the three and nine months ended March 31, 2021, compared to the same period last fiscal year was primarily driven by a sharp increase in product shipments addressing the consumer market. In addition, the prior year three and nine months ended, included unabsorbed operating costs incurred at the segment's Sherman, Texas wafer fabrication facility during its qualification phase.
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
Sources (uses) of Cash (millions):

	Nine Months Ended Mar 31,
	2021	2020
Net cash provided by operating activities	$446.9	$120.5
Net proceeds from equity issuance	1,611.4	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	31.6	5.1
Effect of exchange rate changes on cash and cash equivalents and other items	27.0	(1.5)
Proceeds on long-term borrowings	—	2,131.0
Payments on Finisar Notes	—	(560.1)
Debt issuance costs	—	(63.5)
Common stock repurchases	—	(1.6)
Payments under prior term loan and credit facility	—	(176.6)
Payments under new long-term borrowings and credit facility	(910.1)	(104.6)
Additions to property, plant & equipment	(105.3)	(108.0)
Purchases of businesses, net of cash acquired	(34.4)	(1,036.6)
Payment of dividends	(13.4)	—
Payments in satisfaction of employees' minimum tax obligations	(8.3)	(15.7)
Other items	(3.0)	(5.2)
Net cash provided by operating activities:
Net cash provided by operating activities was $446.9 million during the current nine-month period compared to $120.5 million of cash used by operating activities during the same period last fiscal year.  The increase in cash flows provided by operating activities during the nine months ended March 31, 2021 compared to the same period last fiscal year was primarily driven by additional net earnings of $333.5 million in the nine months ended March 31, 2021 compared to the same period last fiscal year.

Lower earnings in the prior year resulted from acquisition-related expenses incurred for the acquisition of Finisar. Acquisition-related expenses include transaction expenses, and expensing of the fair value write-up of acquired inventory.
Net cash used in investing activities:
Net cash used in investing activities was $140.8 million for the nine months ended March 31, 2021, compared to net cash used of $1,147.6 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included $34.4 million for net cash paid for the acquisitions of Ascatron AB and INNOViON Corporation and $105.3 million of capital expenditures to continue to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities from the nine-month period ended March 31, 2020 was primarily used to fund the Finisar acquisition.
Net cash provided by financing activities:
Net cash provided by financing activities was $709.2 million for the nine months ended March 31, 2021, compared to net cash provided by financing activities of $1,211.9 million for the same period last fiscal year. Net cash provided by financing activities was primarily impacted by $1,611.4 million of net proceeds from the Company's underwritten public offering in July 2020 as well as the issuance of the Series B Preferred Stock in March 2021, offset by cash used to repay borrowings of $910.1 million.
Senior Credit Facilities
The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The credit agreement governing the Senior Credit Facilities (the "Credit Agreement") provides for senior secured financing of $2.425 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25.0 million and a swing loan sub-facility initially not to exceed $20.0 million.
The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. Additional information regarding the underwritten public offering is set forth in Note 12.
Additional information regarding the Senior Credit Facilities and certain of the Company's other indebtedness is set forth in Note 9. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risks
As of March 31, 2021, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt.  If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $2.9 million and $9.3 million for the three and nine months ended March 31, 2021.
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
Risks Relating to the Merger
Although II-VI expects that its acquisition of Coherent will result in cost savings, synergies and other benefits, the combined company may not realize those benefits because of integration difficulties and other challenges.

The success of II-VI’s acquisition of Coherent will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the Merger. The combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. The failure of the combined company to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the Merger, including additional cost savings and synergies, could impair the operations of the combined company. In addition, II-VI anticipates that the overall integration of Coherent will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the combined company’s business.

Potential difficulties the combined company may encounter in the integration process include the following:
• the integration of management teams, strategies, technologies and operations, products and services;
• the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;
•the retention of and possible decrease in business from the existing customers of both companies;
•the creation of uniform standards, controls, procedures, policies and information systems;
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

II-VI and Coherent have incurred, and will incur, significant transaction-related costs in connection with the Merger.

Each of II-VI and Coherent has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing this joint proxy statement/prospectus, and filing and other fees paid or to be paid to the SEC and other regulatory agencies in connection with the Merger. These fees and costs will be significant. In addition, II-VI will incur significant costs with respect to the financings for the cash consideration to be paid in connection with the Merger. If the Merger is not completed, II-VI and Coherent may have to recognize these expenses without realizing the expected benefits of the Merger.

In addition, II-VI and Coherent also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of the businesses of II-VI and Coherent. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Our pending acquisition of Coherent is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. In addition, the Merger Agreement may be terminated in certain circumstances. Failure to complete the Merger could have material and adverse effects on us.

The completion of the Merger is subject to a number of conditions, which make the completion and timing of the completion of the Merger uncertain. In addition, the Merger Agreement may be terminated in certain circumstances. If the merger is not completed on a timely basis, or at all, II-VI's and Coherent's respective ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the Merger, II-VI and Coherent will be subject to a number of risks, including the following:

•II-VI and Coherent will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•under the Merger Agreement, each of II-VI and Coherent is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies;
•time and resources committed by II-VI’s and Coherent’s respective management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•the market price of II-VI Common Stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed;
•depending on the circumstances in which the Merger Agreement is terminated, II-VI may be required to pay a termination fee of $337.7 million of $500 million, as applicable, or Coherent may be required to pay a termination fee of $108.8 million, which termination fees may make it more difficult for II-VI and Coherent to pursue alternatives to the Merger; and
•if the Merger Agreement is terminated in certain circumstances, II-VI or Coherent may be required to pay the other $25 million to cover the other party's costs and expenses in connection with the Merger Agreement.

In addition, if the Merger is not completed, II-VI may experience negative reactions from the financial markets and from its customers and employees. II-VI could also be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against II-VI to perform its obligations under the Merger Agreement. If the Merger is not completed, II-VI cannot assure its shareholders that the risks described above will not materialize and will not adversely affect the business, financial results and market price of II-VI Common Stock.

Each of II-VI and Coherent is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect each of Coherent's and II-VI’s business and operations.

Under the terms of the Merger Agreement, Coherent and II-VI are subject to certain restrictions on the conduct of their respective business prior to completing the Merger, which may adversely affect each party’s ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-Merger period can divert management attention and resources and could ultimately have an adverse effect on each of Coherent and II-VI.

In connection with the Merger, parties with which Coherent or II-VI does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with Coherent, II-VI or the combined business. It is possible that some customers, suppliers and other persons with whom Coherent or II-VI has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Coherent or II-VI, as applicable, as a result of the Merger, which could negatively affect Coherent's or II-VI’s revenues, earnings and cash flows, as well as the market price of shares of II-VI Common Stock, regardless of whether the Merger is completed.

The market price of II-VI Common Stock may decline in the future as a result of the Merger.

The market price of II-VI Common Stock may decline in the future as a result of the Merger for a number of reasons, including:
•the unsuccessful integration of Coherent and II-VI (including for the reasons set forth in the preceding risk factor);
•the failure of the combined company to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

These factors are, to some extent, beyond the control of II-VI. As a consequence, II-VI shareholders could lose the value of their investment in II-VI Common Stock.
Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time.  Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of March 31, 2021, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22.3 million. The dollar value of shares that may yet be purchased under the Program is approximately $27.7 million.
The following table sets forth repurchases of our Common Stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
January 1, 2021 to January 31, 2021	5,163	(1)	$87.23	—	$27,658,759
February 1, 2021 to February 28, 2021	1,871	(1)	$83.21	—	$27,658,759
March 1, 2021 to March 31, 2021	8,159	(1)	$72.28	—	$27,658,759
Total	15,193		$78.71	—
(1)Represents shares of Common Stock transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards.

Item 6.    EXHIBITS

Exhibit Number	Description of Exhibit	Reference
2.01	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Coherent, Inc. and Watson Merger Sub Inc. *	Incorporated herein by reference to Exhibit 2.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 1, 2021.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020	Incorporated herein by reference to Exhibit 3.03 to II-VI's Annual Report on Form 10-K (File No. 001-39375) filed on August 26. 2020.
3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 31, 2021.
3.04	Amended and Restated Bylaws of II-VI Incorporated, as amended and restated effective February 26, 2021	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 1, 2021.
10.01	Amended and Restated Investment Agreement, dated as of March 30, 2021, by and between II-VI Incorporated and BCPE Watson (DE) SPV, L.P.*	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 31, 2021.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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
Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

II-VI INCORPORATED
(Registrant)

Date: May 7, 2021	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: May 7, 2021	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer