Form 10-K
period 2021-06-30
II-VI INC
filed 2021-08-20
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding Common Stock, no par value, held by non-affiliates of the Registrant at December 31, 2020, was approximately $7,871,289,598 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of Common Stock, no par value, at August 16, 2021, was 105,718,326.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2021 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K (including certain information incorporated herein by reference) contains forward-looking statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, assumptions, beliefs, intentions or strategies regarding the future.  In some cases, these forward-looking statements can be identified by terminology such as, “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements address, among other things, our assumptions, our expectations, our assessments of the size and growth rates of our markets, our growth strategies, our efforts to increase bookings, sales and revenues, projections of our future profitability, cash generation, success of our research, development and engineering investments, results of operations, capital expenditures, our financial condition, our ability to integrate acquired businesses or other “forward-looking” information and include statements about revenues, costs, investments, earnings, margins, or our projections, actions, plans or strategies.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2022 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.

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

Risk Factor Summary

The following is a summary of the material risks and uncertainties that could cause our business, financial condition or operating results to be adversely impacted. We encourage you to carefully review the full risk factors contained in Item 1A. “Risk Factors” herein in their entirety for additional information regarding these risks and uncertainties.

Risks Relating to Our Business and Our Industry

•Investments in future markets of potential significant growth may not result in the expected return.
•Our competitive position depends on our ability to develop new products and processes.
•A widespread health crises could materially and adversely affect us.
•Global economic downturns may adversely affect us.
•Our products may contain defects that are not detected until deployed.
•Foreign currency risk may negatively affect us and could result in foreign exchange losses.
•Our competitive position may still require significant investments.
•We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel.
•We may not realize expected benefits from our acquisition or be able to retain those benefits even if realized.
•Our global operations are complex and present multiple challenges to manage.
•We are subject to complex and rapidly changing import and export regulations.
•Changes in trade policies could increase the costs of goods imported into the United States or China.
•Any inability to access financial markets from time to time to raise funds could negatively impact us.
•We may not be able to settle conversions of our convertible senior notes in cash or repurchase the notes when required.
•Our current credit agreement restricts our operations in certain regards.
•We may fail to accurately estimate the size and growth of our markets and our customers’ demands.
•We may encounter increased competition.
•There are limitations on the protection of our intellectual property.
•A significant portion of our business is dependent on cyclical industries.
•Our global operations are subject to complex legal and regulatory requirements.
•Changes in laws and regulations governing data privacy and data protection could have a material adverse impact on us.
•We could be negatively impacted by data breach incidents and breakdowns of information and communication technologies.
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
•We have a substantial amount of debt, which could adversely affect us and prevent us from fulfilling our obligations.
•Unfavorable changes in tax rates, tax liabilities, or tax accounting rules could negatively affect future results.
•Natural disasters or other global or regional catastrophic events could adversely affect us.
•Our success depends on our ability to attract, retain, and develop key personnel and requires good employee relations.
•We contract with a number of large customers that have considerable bargaining power.
•We may be adversely affected by climate change regulations.
•We depend on large purchases from a few significant customers.
•The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities.
•Failure to accurately forecast our revenues could result in additional charges.
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Risks Relating to Our Pending Acquisition of Coherent, Inc. (“Coherent”)

•The market prices of our securities after completion of our pending acquisition of Coherent may be affected by factors different from those currently affecting the markets for our securities or securities issued by Coherent.
•There can be no assurance that we will be able to secure the funds necessary to pay the cash portion of the merger consideration payable in our acquisition of Coherent, in a timely manner or at all.
•The agreements that will govern indebtedness to be incurred or assumed in connection with our acquisition of Coherent are expected to contain various covenants that will impose restrictions on us that may affect our ability to operate our businesses.
•The significant additional indebtedness that we will incur in connection with our acquisition of Coherent could adversely affect us.
•Integrating Coherent may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the acquisition.
•We and Coherent may have difficulty attracting, motivating and retaining executives and other employees.
•Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on us following the completion of the acquisition.
•The acquisition is subject to conditions that may not be satisfied on a timely basis, or at all.
•We have incurred, and will continue to incur, significant transaction-related costs in connection with the acquisition.
•The closing of the acquisition may trigger change in control provisions in certain agreements to which Coherent is a party.

•We and Coherent each are subject to business uncertainties and contractual restrictions while the acquisition is pending.
•Holders of our capital stock will have a reduced ownership and voting interest in us after the completion of the acquisition.
•Shareholder litigation could prevent or delay the closing of the acquisition or otherwise negatively impact us.
•The issuance and sale of our Series B Preferred Stock reduces the relative voting power of holders of our other capital stock, dilutes the ownership of such holders and may adversely affect the market price of our securities.
•Our Series B Preferred Stock has rights that are not held by, and are preferential to, the rights of holders of our other outstanding capital stock.
•The redemption rights of the holders of Series B Preferred Stock may result in the use of our cash in such a way that could adversely affect us and holders of our other capital stock.
•Holders of our Series B Preferred Stock can exercise significant control over us.
•The market prices of our securities may decline in the future as a result of the acquisition.
•Our future results will suffer if we do not effectively manage our expanded operations.
•We and Coherent face competition, which is expected to intensify after the closing of the acquisition.
•We expect to incur substantial expenses related to the acquisition and the related integration.
•Following the consummation of the acquisition, we will be bound by all obligations and liabilities of both companies.
•The acquisition may result in a loss of suppliers and strategic alliances or the termination of existing contracts.

Risks Relating to Our Capital Stock

•The trading prices for our securities have been volatile in the past and may be volatile in the future.
•Provisions in our governing documents and applicable law may delay or prevent our acquisition by a third party.
•We do not currently intend to pay dividends on our common stock.
•Our ability to declare and pay dividends on our capital stock may be limited.
•Trading in preferred stock that we have issued may adversely affect the market price of our common stock.
•Our common stock is subordinate to our existing and future indebtedness and any preferred stock we may issue. Our preferred stock ranks junior to all of our and our subsidiaries’ consolidated liabilities.
•Our board of directors can issue, without approval of our stockholders, preferred stock with rights that could adversely affect holders of our common stock.
•Reports published by securities or industry analysts and others could adversely affect our share price and trading volume.
•Regulatory actions may adversely affect the trading price and liquidity of our Mandatory Convertible Preferred Stock.
•Holders of Mandatory Convertible Preferred Stock have no voting rights, except under limited circumstances.
•We depend on our subsidiaries for cash to fund our operations and expenses.

PART I
Item 1.        BUSINESS
Definitions
II-VI Incorporated (“II-VI,” the “Company,” “we,” “us,” or “our”) was incorporated in Pennsylvania in 1971. Our headquarters are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, U.S.A. Our telephone number is +1-724-352-4455. Reference to “II-VI,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly owned subsidiaries. The Company’s name is pronounced “Two Six Incorporated.” The name II-VI refers to Groups II and VI of the periodic table of elements from which II-VI originally designed and produced infrared optics for high-power CO2 lasers used in materials processing. The majority of our revenues are attributable to the sale of engineered materials and optoelectronic components, devices, and subsystems for the optical communications, industrial, aerospace and defense, and consumer electronics markets. Reference to “fiscal,” “fiscal year,” or "FY" means our fiscal year ended June 30 for the year referenced.

The following defined terms are used in this Annual Report on Form 10-K: bismuth telluride (Bi2Te3); cadmium telluride (CdTe); carbon dioxide (CO2); chemical vapor deposition (CVD) of materials including diamond; datacenter interconnect (DCI); dense wavelength division multiplexing (DWDM); extreme-ultraviolet (EUV) lithography; 5th-generation (5G) wireless; 4th-generation (4G) wireless; gallium arsenide (GaAs); gallium nitride (GaN); gigabit Ethernet (GbE); gigabit per second (Gbps); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); light detection and ranging (LiDAR); liquid crystal (LC); liquid crystal on silicon (LCOS); millimeters (mm); nanometers (nm); near-infrared (NIR); optical channel monitor (OCM); original equipment manufacturer (OEM); optical time-domain reflectometer (OTDR); polymerase chain reaction (PCR); radio frequency (RF); reconfigurable optical add/drop multiplexer (ROADM); research and development (R&D); research, development, and engineering (RD&E); silicon carbide (SiC); terabit per second (Tbps); three-dimensional (3D); transimpedance amplifier (TIA); ultraviolet (UV); vertical cavity surface-emitting laser (VCSEL); wavelength division multiplexing (WDM); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).

Pending Coherent Acquisition

On March 25, 2021, II-VI, Coherent and Watson Merger Sub Inc., a wholly owned subsidiary of II-VI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, Merger Sub will be merged with and into Coherent, and Coherent will continue as the surviving corporation in the merger and wholly owned subsidiary of II-VI (the “Merger”). Additional information regarding the terms of the Merger is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The Boards of Directors of II-VI and Coherent unanimously approved the Merger and the Merger Agreement. II-VI filed with the SEC a registration statement on Form S-4 relating to the Merger, and the SEC declared that registration statement to be effective on May 6, 2021. Shareholders of II-VI and stockholders of Coherent voted to approve proposals related to the Merger at special meetings held on June 24, 2021 by the respective companies.

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI expects that the Merger will be completed by the end of the first calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.1 billion in debt financing ( the “Debt Financing”). The obligation of the Commitment Parties to provide the Debt Financing provided for in the Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of March 30, 2021, (the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the Company would issue, sell and deliver to the Investor:

•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-2 Convertible Preferred Stock,” and together with the II-VI Series B-1 Convertible Preferred Stock, “New II-VI Convertible Preferred Stock”), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.1 billion, immediately prior to Closing; and

•immediately prior to Closing, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.

Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.2 billion.

The expenses associated with the pending acquisition for the year ended June 30, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other in Note 15, Segment and Geographic Reporting.
General Description of Business
We develop, manufacture, and market engineered materials, optoelectronic components, and devices for use in optical communications, industrial, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences, and automotive applications and markets. We use advanced engineered materials growth technologies and proprietary high-precision fabrication, microassembly, optical thin-film coating, and electronic integration to manufacture complex optoelectronic devices and modules. Our products are deployed in a variety of applications, including (i) optical, data, and wireless communications products; (ii) laser cutting, welding, and marking operations; (iii) 3D sensing consumer applications; (iv) aerospace and defense applications including intelligence, surveillance, and reconnaissance; (v) semiconductor processing tools; and (vi) thermoelectric cooling and power-generation solutions.
Through RD&E investments and its strategic acquisitions, II-VI has expanded its portfolio of materials and product platforms. We believe that the materials we grow and fabricate are differentiated by one or a combination of unique optical, electrical, thermal, and mechanical properties. II-VI’s optics are shaped by precision surfacing techniques to meet the most stringent requirements for flat or curved geometries, functionalized with smooth or structured surfaces, or with patterned metallization. Proprietary processes developed at our global optical coating centers differentiate our products’ durability against high-energy lasers and extreme operating environments. Optical coatings also provide the desired spectral characteristics, ranging from the ultraviolet to the far-infrared. II-VI leverages these capabilities to deliver miniature to large-scale precision optical assemblies, including those in combination with thermal-management components, integrated electronics, and software.
II-VI also offers a broad portfolio of compound semiconductor lasers that are used in a variety of applications in our end markets. These lasers enable optical signal transmission, reception, and amplification in terrestrial and submarine communications networks; high-bit-rate server connectivity between and within datacenters; optical communications network monitoring; materials processing; and fast and accurate measurements in biomedical instruments and consumer electronics.
II-VI continues to improve its operational capabilities, develop next-generation products, and invest in new technology platforms to drive growth in the short term and the long term. With our strategic focus on fast-growing and sustainable markets, II-VI pursues its mission of enabling the world to be safer, healthier, closer, and more efficient, and strives to attain its vision of a world transformed through innovative materials vital to a better life today and the sustainability of future generations.
Information Regarding Market Segments and Foreign Operations

Financial data regarding our revenues, results of operations, industry segments, and international sales for the three years ended June 30, 2021, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 15. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.
Bookings and Backlog
We define our bookings as customer orders received that are expected to be converted to revenues over the next 12 months. The Company reports as bookings only those orders that are expected to be converted into revenues within 12 months from the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules cause the expected time of a delivery to extend beyond 12 months. For the fiscal year ended June 30, 2021, our bookings were approximately $3.3 billion, compared with bookings of approximately $2.7 billion for the fiscal year ended June 30, 2020.
We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. As of June 30, 2021, our backlog was approximately $1,252 million, compared with approximately $957 million as of June 30, 2020.
Global Operations
II-VI is headquartered in Saxonburg, Pennsylvania, U.S.A., with RD&E, manufacturing, and sales facilities worldwide. Our U.S. production and RD&E operations are located in Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Massachusetts, Michigan, Mississippi, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Texas, and our non-U.S. production and RD&E operations are based in Australia, China, Germany, Malaysia, the Philippines, Singapore, Sweden, Switzerland, Thailand, the United Kingdom, and Vietnam. We also utilize contract manufacturers and strategic suppliers. In addition to sales offices co-located at most of our manufacturing sites, we have sales and marketing subsidiaries in Belgium, Canada, China, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, Taiwan, and the United Kingdom.

Human Capital

Our mission is “Enabling the world to be safer, healthier, closer, and more efficient.”

Our vision is “A world transformed through innovative materials vital to a better life today and the sustainability of future generations.”

Our core values are: Integrity, Collaboration, Accountability, Respect, and Enthusiasm (I CARE).

Our people are essential to fulfilling our mission and working toward our vision. As a result, our human capital strategies are core to the long-term success of the Company.

As of June 30, 2021, the Company employed approximately 23,000 employees worldwide.

	Number of employees	Percent of total
Direct production	15,833	69%
Research, development, engineering, sales and marketing	4,276	19%
General administration	2,852	12%
Total:	22,961	100%

We believe that our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.

•Our People. Our people are critical to our continued success. We provide a workplace that develops, supports, and motivates our employees. In FY21, we again participated in the Gallup Employee Engagement Survey. We believe Gallup’s employee engagement survey questions and resources are an effective way to gauge our progress to create a stronger, more engaged workplace. Gallup provides comparative data from numerous studies over many years linked to organizational performance, proven consistent survey methodology, and actionable guidance at both the local and enterprise level. We had a 94% participation rate and an engagement mean of 4.16 out of 5.00. The responses to each of the 12 questions within Gallup’s survey demonstrated improvement by us from our prior survey conducted in FY19. Action plans are created across the globe to continue to improve our engagement level.

•Employee Safety. It is our highest priority to keep our employees, customers, and suppliers safe, as the health and safety of our workforce is fundamental to the success of our business. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We have experienced employees on-site at each of our manufacturing locations who are tasked with environmental, health, and personal safety education and compliance. The safety calculation recognized by the Occupational Safety and Health Administration, the Total Recordable Incident Rate (“TRIR”), is closely monitored throughout the Company. As of June 30, 2021, our TRIR was 0.23 as compared to 0.26 for FY20. Each year, we strive to improve our TRIR as a part of our strong safety culture, as evidenced by a year-over-year reduction of 12%. We customize our policies to the local requirements and circumstances of each plant.

•COVID-19. Our top priority during the ongoing COVID-19 pandemic has been and continues to be protecting the health and safety of our employees and their families, our customers, and our communities. Our on-site work environments were changed to accommodate best-in-class protocols. The commitment to this effort is evidenced by the extensive planning and numerous actions we swiftly took to respond to the pandemic, including the development and implementation of a Pandemic Response Team and Pandemic Response Guide, a work-from-home program, health check protocols, temperature screenings, and periodic COVID-19 testing where permitted and deemed appropriate for all employees working on-site. Additionally, new process workflows were initiated to ensure reduced contact for employees working on-site, contact tracing processes and protocols were established, quarantining and testing protocols for exposure and positive tests were implemented, travel guidelines and protocols were created to ensure that employees who must travel for work can do so safely, and phased return-to-work plans and approval processes were formed to enable non-manufacturing employees to return to work when permitted by local government regulations and deemed appropriate by II-VI leadership. We hired an infectious disease expert who specializes in COVID-19 to offer guidance to our Pandemic Response Team, managers, and site leaders. We are continuing with our work-from-home arrangements for non-manufacturing and operations employees through at least December 2021.

•Talent Acquisition, Development, and Training. Hiring talented individuals and continuing to develop them are critical to our operations, and we are focused on creating experiences and programs that foster growth and performance. We have a robust succession-planning process that identifies internal candidates for development. We provide all employees the chance to learn and develop critical skills, and we strive to attract, motivate, and retain high-quality talent. We encourage all employees to broaden their knowledge. For example, we offer monthly Technology Spotlight Seminars designed to highlight and communicate the many technical advances and competencies within II-VI, as well as foster innovation within the Company and technical community. Tuition reimbursement and funding for growth and development is built into the annual budget to ensure that II-VI has the skilled workforce we need. Our global internship programs welcome a new talent pipeline. In FY21, II-VI pledged $1,000,000 to fund STEM educational and research programs in 2021.

•Total Rewards. Our “One II-VI” approach to total rewards provides a competitive total compensation package that: attracts, motivates, and retains high-quality talent; matches total rewards of competitors with which we compete for talent; increases transparency of rewards programs, company and segment metrics, and measurement of achievements in relation to challenging objectives; balances fixed costs (benefits and base pay) and variable costs (bonus and equity), with a substantial portion of total direct compensation tied to performance; pays for performance – base, bonus, and equity reflect both company and individual performance; and aligns with the interests of our shareholders. Globally, all non-sales employees participate in a variable incentive program measured on the operating earnings of their business segment. Similarly, sales employees are incentivized on revenue and profit-after-tax attainment. Select employees are eligible to receive equity-based awards, to align employee and shareholder interests. In addition to offering competitive and fair compensation, we also offer a suite of benefits, including comprehensive health benefits to all of our employees globally.

•Diversity and Inclusion. II-VI supports fundamental human rights – values inherent to all human beings. We expect all leaders and employees to treat each other with dignity, fairness, and respect. We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives, and fostering an inclusive work environment. In FY21, we greatly enhanced communication on diversity topics, and globally, employees attended education on Diversity & Inclusion awareness.

Globally, approximately 50% of the workforce is female, with 11,428 females and 11,533 males as of June 30, 2021. In the II-VI’s Senior Leadership Team (“SLT”), which consists of senior directors and above, there are 20 females and 179 males. The SLT meets quarterly to discuss strategy, business trends, company operations, financials, and people programs. Our global footprint is diverse, with approximately 18,400 employees in the Asia-Pacific region, 1,000 in Europe, and 3,600 in the Americas.

Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to manufacture and tailor the optical and physical properties of technically challenging materials and components. The ability to produce, process and refine these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to the performance of our customers’ subsystems and systems. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products.
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
We continue to focus our efforts to convert locations to renewable energy. During the past two fiscal years we have converted 15 of our sites to renewable-electricity contracts. In addition, II-VI participates in Apple’s Supplier Clean Energy Program, and all of our Apple production facilities are powered with 100% renewable energy.
Additionally, our Fremont, California, and Dallas, Texas, facilities are multiyear award recipients for continued compliance with local wastewater treatment programs. Additional information can be found on the Community & Environment section of our website at www.ii-vi.com. The website address is intended to be an inactive textual reference only. None of the information on, or accessible through, II-VI's website is part of this Annual Report on Form 10-K or is incorporated by reference herein.
Sources of Supply
In our production processes, we use numerous optical, electrical, and mechanical parts that are sourced from third-party supplies. These include integrated circuits, mechanical housings, and optical components, and we commonly refer to them as raw materials.
The continued high quality of and access to these raw materials are critical to the stability and predictability of our manufacturing yields. We specify and test these raw materials at the onset of and throughout the production process. Additional research and capital investment are sometimes needed to better define future raw materials specifications. As a result of COVID-19, we have experienced some production delays due to shortages of raw materials, and we are driving the development of strategic second sources as part of our overall business continuity planning. We do occasionally experience problems associated with vendor-supplied raw materials not meeting contract specifications for quality or purity. Risks associated with reliance on third parties for the timely and reliable delivery of raw materials is discussed in greater detail in Item 1A – Risk Factors of this Annual Report.
Business Units
The Company’s organizational structure is divided into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Photonic Solutions and (ii) Compound Semiconductors.

The Photonic Solutions Segment leverages II-VI’s compound semiconductor technology platforms and deep knowledge of end-user applications for our key end markets to deliver differentiated components and subsystems.

The Compound Semiconductors Segment is a market leader in engineered materials and optoelectronic devices such as those based on GaAs, InP, GaN, and SiC. We may from time to time reorganize parts of a given segment or corporate center to drive the focus of certain priorities.
II-VI’s segments are organized by business unit at the group or division level. Each of these business units develops and markets products as described below.

Photonic Solutions
Business Unit	Our Products
ROADM	•Products and solutions that enable high-bit-rate interconnects for datacenters and communications service providers, datacenter interconnects, ROADM systems, and undersea fiber-optic transmission
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

Compound Semiconductors
Business Unit	Our Products
Engineered Materials & Laser Optics
•Laser optics and accessories for CO2 lasers used in industrial, semiconductors, and life sciences applications
•High-power fiber and direct-diode laser optics
•Infrared thermal imaging optics and assemblies
•Polycrystalline materials production including ZnSe, ZnS, and CVD diamond
•Thermoelectric components, subassemblies, and systems for heating, cooling, temperature tuning, thermal cycling, and power generation in aerospace and defense, medical, industrial, automotive, consumer, telecommunications, and energy-production markets
•Specialty refining, recycling, and materials-recovery services for high-purity rare metals such as selenium and tellurium, as well as related chemical products such as tellurium dioxide for optics, photovoltaics, semiconductors, thermoelectric coolers, metallurgy, agriculture, and industrial applications
•Advanced ceramic and metal-matrix composite products for semiconductor capital equipment, flat-panel displays, industrial and optical equipment, and defense applications

Laser Devices & Systems
•High-power semiconductor lasers and laser bars enabling fiber and direct-diode lasers for industrial, defense, consumer, and printing applications
•Laser heads and modules, Q-switched laser modules, high-power uncooled pump laser modules, laser solutions for superhard materials processing, high-brightness direct-diode laser engines
•Laser processing heads and beam delivery systems for laser materials processing with industrial lasers
•High-speed VCSELs for optical communications
•High-power pumps for amplifiers and optical communications
•Precision optical assemblies, objectives, infrared optics, thin-film coatings, and optical materials
•Optical solutions for critical and complex design, engineering, and production challenges in aerospace and defense

New Ventures & Wide-Bandgap Electronics	•SiC and advanced semiconductor materials for high-frequency and high-power electronic device applications in defense, telecommunications, automotive, and industrial markets
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

Our Markets
Our market-focused businesses are currently organized by technologies and products. Our businesses address the following primary markets: optical and wireless communications, industrial, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences, and automotive. As we grow, we may add new primary markets.
Communications Market

II-VI’s optical communications and wireless products and technologies enable next-generation high-speed optical transmission systems, networks, and datacenter solutions necessary to meet the accelerating global bandwidth demand.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic from video conferencing for work, school, and leisure; video downloads and streaming; live TV; social networking; online gaming; file sharing; enterprise IP/internet traffic; cloud computing; and datacenter virtualization that must be handled by both wireline and wireless networks. This traffic increase reflects the recent shift to the work-from-home and study-from-home approach, which was driven by the COVID-19 pandemic but is expected to continue. Mobile traffic is increasing as a result of the proliferation of smartphones, tablet computers, and other mobile devices.

We are a global technology leader in optical communications, providing materials, subcomponents, components, modules, and subsystems to optical component and module manufacturers, networking equipment manufacturers, datacenter operators, and telecom service providers. We design products that meet the increasing demands for network bandwidth and data storage.

Our optical communications products can be divided into two main groups, optical transmission and optical transport.
Our optical transmission products consist primarily of transmitters, receivers, transceivers, transponders, and active optical cables, which provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in networks. This equipment includes switches, routers, and servers used in wireline networks, as well as antennas and base stations used in wireless networks. These products rely on advanced components such as semiconductor lasers and photodetectors, in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber-optic cable at speeds ranging from less than 1 Gbps to more than 400 Gbps, over distances of less than 10 meters to more than 5,000 kilometers, using a wide range of network protocols and physical configurations.

Our optical transport products are at the core of both terrestrial and undersea optical networks. Our market-leading 980 nm pump lasers are the key enablers of our erbium-doped fiber amplifiers, which boost the power of optical signals in fiber-optic cables at intervals spanning 80 km, typically, to allow high-speed signals to be transmitted over longer distances. Our latest generation of components for coherent transceivers is critical to a new generation of small-size, long-reach DWDM transmission modules operating from 100 Gbps to 1 Tbps and beyond.

Customers continue to rely on us for our industry-leading optical amplification and embedded monitoring solutions for their next-generation ROADM systems to compensate for inherent signal loss and to monitor signal integrity. Our proprietary OTDR modules allow systems to automatically detect and pinpoint issues along the transmission path in real time. Together with our OCM solutions, which monitor the optical power of the channels transmitted in a fiber-optic link, they enable real-time intelligence to perform preventive maintenance so as to preserve data transmission. In addition, we offer a portfolio of WSS products, which we also incorporate into ROADM line cards and subsystems.

Our proven experience in both transmission and transport allows us to effectively address the emerging DCI market. Our transceivers, submodules, pluggable amplifiers, and configurable line cards are able to meet the requirements of low power consumption, compactness, ease of installation and operation, and cost savings, which are often mandatory features in the DCI market.

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

In the mobile wireless market, II-VI is a global leader in the strategic supply chain for materials and devices utilized in the latest 4G and 5G base station infrastructure. The deployment of 5G wireless is accelerating globally, driving the demand for RF power amplifiers that can operate efficiently in new high-frequency bands and be manufactured on a technology platform that can scale to meet the growing demand. GaN-on-SiC RF power amplifiers have superior performance, compared with devices based on silicon, over a wide spectrum of 5G operating frequencies in the gigahertz range, including in the millimeter-wave bands.

We are a market leader in the technology development and large-volume manufacturing of 100 mm and 150 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G and 5G wireless base stations. In areas of high bandwidth demand, 5G antennas with beamforming technology utilizing multiple devices per antenna are expected to be densely deployed, increasing the demand for GaN-on-SiC power amplifiers by approximately an order of magnitude or more versus 4G antennas. Looking forward, II-VI continues to advance the state of the art in SiC substrates, with a strong technology portfolio of 30 active patents using highly differentiated and proprietary manufacturing platforms and technologies including crystal growth, substrate fabrication, and polishing. Our recent demonstration of the world’s first prototype 200 mm semi-insulating SiC substrates will enable the RF power amplifier market to continue to scale, increasingly replacing functions performed by devices based on silicon and enabling new applications.

Leveraging this materials expertise, II-VI has invested aggressively in a world-class 150 mm compound semiconductor manufacturing platform and is developing a fully vertically integrated, 150 mm wafer fabrication capability to manufacture the state-of-the-art GaN-on-SiC HEMT devices that will enable these next-generation wireless networks.
Industrial Market

Our laser optics and solutions for the industrial market remain well-positioned, although we were impacted in FY21 by the global industrial slowdown associated with COVID-19. Our vertically integrated and market-leading ZnSe optics and components, due to their inherent low loss at around the 10-micron wavelength, have enabled high-power CO2 laser systems for many decades and remain critical to the steady stream of new deployments as well as to continued operation, serving as replacement optics for the installed base of CO2 lasers. II-VI continues to introduce products that address new and growing applications for low-power CO2 lasers, such as drilling and cutting plastics, textiles, leather, wood, and other organic materials, for which the CO2 laser’s 10-micron wavelength is ideally suited. The 5G market enabled strong growth for our low-power CO2 drilling machines. CO2 lasers are also at the core of EUV lithography systems, which enable a new generation of smaller and more powerful integrated circuits.
Fiber lasers that operate at about the 1-micron wavelength in pulsed or continuous mode have taken a central role in many industrial applications, especially for metal cutting and welding along with precision machining such as marking and microdrilling. II-VI supplies a broad range of materials, components, and subsystems that enable many functions within these fiber lasers, from the laser chips that generate the input optical power to the beam delivery systems that direct the output optical power to the target. The same set of II-VI products is at the core of existing and emerging direct-diode laser systems.
II-VI’s broad portfolio of coated optics and crystal materials serves all of these growing laser markets.
Aerospace and Defense Market

II-VI’s aerospace and defense solutions enable mission-critical capabilities for applications in high-energy lasers (HELs); contested space; and intelligence, surveillance, and reconnaissance. From uniquely grown single crystals and advanced ceramics, to completely engineered gimbal subsystems, II-VI solutions are embedded on nearly every platform in the field as well as those under development. Recently acquired coherent laser beam combining and advanced lightweight gimbal technologies, along with domestically produced high-power fiber laser pumps and amplifiers, are enabling next-generation HEL systems and space-based laser communications applications. With the addition of nanomachined single-crystal silicon and grating technologies, together with II-VI’s advanced HEL coating capabilities, we enable advanced spectral beam combining and novel microstructured surface capabilities, which are highly valued within the aerospace and defense industry.

Our advanced missile warning, electro-optical targeting, and imaging systems are deployed on virtually every U.S. fixed-wing and rotary platform. Our advanced sapphire, germanium, and multispectral domes provide unique protection to our advanced imaging, seeker, and laser solutions that are packaged behind them. The domes provide hemispherical coverage for airborne, naval, and ground-based systems.

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
Our products enable legacy EUV lithography equipment that is widely deployed in semiconductor fabs. In the emerging market of EUV lithography systems, CO2 lasers are used to generate extreme-ultraviolet light. These CO2 lasers and beam delivery systems leverage our broad portfolio of CO2 laser optics, CdTe modulators, and high-power damage-resistant polycrystalline CVD diamond windows to route the powerful laser beam to a tin droplet from which EUV light will emanate. Due to its very high mechanical and thermal performance characteristics, our reaction-bonded SiC is used in structural support systems that are integral to EUV lithography optics to meet critical requirements for optical system stability.
Life Sciences Market

Within the life sciences end market, II-VI focuses on analytical instrumentation that integrates light and/or thermal management solutions. We segment this market into three application areas (biotechnology, medical laser, and scientific) and deliver targeted and unique product portfolios for each segment. II-VI vertically integrates from the component-level to more complex subassemblies and even full systems. Applications within the biotechnology segment include flow cytometry, genome sequencing, PCR, molecular diagnostics, imaging, and spectroscopy, to name a few. Our broad product portfolio delivers solutions covering illumination, light management, and thermal control. Visible-wavelength “QOMO” lasers and multicolored laser engines provide low-noise, high-performance, reliable light sources. Optical components and subassemblies such as filters, lenses, flow cells, gratings, objective lenses, and patterned reticles are embedded into these instruments to manage light delivery. Our state-of-the-art thermal engines precisely control temperature and uniformity across large areas such as plate and block assemblies, even extending to reagent or sample chilling.

Medical laser and clinical procedures are increasingly performed with systems that integrate our lasers, optics, and thermal solutions. These applications are performed at or near the patient, requiring extreme precision and often complex designs and typically reach into the NIR and IR wavelengths. Applications are varied, from laser-based treatments and surgeries to medical imaging and even point of care. II-VI’s semiconductor laser bars and stacks are used in applications such as hair and wrinkle removal. Crystals and laser cavities, along with custom-designed lens assemblies, are used for ophthalmic, dental, and dermatological surgeries. Finally, thermal components and subassemblies deliver solutions for medical-based applications such as delivering heating and cooling to the human body and medical laser temperature control.

For the scientific segment, II-VI's solutions are the building blocks of molecular spectroscopy and imaging-based platforms. These tools typically target environmental applications such as water, air, food and beverage, pharmaceutical, and agricultural testing and monitoring. II-VI continues to leverage its core laser, optics, and temperature-control expertise to deliver custom components and subassembly-level solutions at all wavelengths, from UV to NIR and IR.
Consumer Electronics Market

II-VI manufactures VCSELs, VCSEL arrays, and optical filters for the consumer electronics market. Our VCSEL products leverage our world-class 6-inch GaAs platform, combining our epitaxial wafer growth and wafer fabrication capabilities. Our VCSELs have been used in consumer products such as computer mice and mobile phones for many years. Our VCSELs are also widely deployed in datacenters and HDMI optical cables as well as in vehicle steering wheels. This expertise in VCSEL technology has been leveraged for the growing 3D sensing market. 3D sensing was the first application to drive the demand for relatively large two-dimensional VCSEL arrays. A typical design for 3D sensing requires tens or hundreds of VCSELs per chip in order to scale up the optical power required for, for example, face recognition. Therefore, 3D sensing applications created the need to scale up manufacturing to 6-inch wafer processing. Today, II-VI is one of the very few vertically integrated 6-inch VCSEL manufacturers with a proven track record in high-volume manufacturing of high-reliability, large multi-emitter VCSEL dies designed for 3D sensing. An increasing number of consumer devices are coming on the market with embedded VCSELs, including multiple smartphones and tablets, smart watches, and household robots.
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

Our industry-leading semiconductor lasers, optics, and materials are at the core of LiDAR systems embedded in advanced driver-assistance systems (ADAS) for autonomous vehicles. LiDAR sensors enable ADAS to perform functions such as emergency braking and adaptive cruise control. II-VI enables LiDAR sensors with a broad portfolio of components and modules, including high-power laser diodes, fiber amplifiers, frequency-modulated continuous wave detection solutions, optical filters for detection, mirrors for scanning, and thermoelectric coolers for temperature control. Our product offerings include edge-emitters and VCSELs that are capable of providing a wide range of peak powers for direct illumination and imaging for short- and long-range LiDAR solutions. Emission and return windows on LiDAR systems are available in ultrahard bulk materials, such as SiC and diamond, and with optical coatings that are water-shedding and oil-resistant. Our thermoelectric coolers are qualified to automotive standards and enable LiDAR systems to operate with optimal performance and efficiency.

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
The Company has centralized its worldwide sales and strategic marketing functions. Sales offices have been strategically aligned to best serve and distribute products to our worldwide customer base. There are significant cooperation, coordination, and synergies among our business units, which capitalize on the most efficient and appropriate marketing channels to address diverse applications within our markets.
Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through key account relationships, personal selling, select advertising, attendance at trade shows, and customer partnerships. Our sales force includes a highly trained technical sales support team to assist customers in designing, testing, and qualifying our products as key components of our customers’ systems. As of June 30, 2021, we employed approximately 400 individuals in sales, marketing, and support.
We do business with a number of customers in the aerospace and defense industry, who in turn generally contract with a governmental entity, typically a U.S. government agency.
Customers
The representative groups of customers by segment are as follows:

Photonic Solutions
Business Unit:	Our Customers Are:	Representative Customers:
ROADM	Worldwide network system and subsystem providers of telecommunications, data communications, and CATV	•Ciena Corporation •Fujitsu Network Communications •NEC Corporation •Nokia Corporation
Transceivers	Cloud service providers, telecom service providers, enterprises with internal datacom networks, datacom OEMs, telecom OEMs	•Alibaba Group •Cisco Systems Inc. •Extreme Networks Inc. •H3C Technologies Co. Ltd. •Tencent
Advanced Optics	Global manufacturers of industrial and medical laser optics and crystals including commercial and consumer products used in a wide array of instruments, sensors, fiber lasers, displays, and projection devices	•Coherent Inc •Corning Incorporated. •Han’s Laser Technology Industry Group Co. Ltd.

Compound Semiconductors
Business Unit:	Our Customers Are:	Representative Customers:
Engineered Materials & Laser Optics	OEM and system integrators of industrial, medical, personal comfort, and aerospace and defense laser systems; laser end users who require replacement optics for their existing laser systems	•Bystronic Laser AG •Coherent Inc. •TRUMPF GmbH + Co. KG
	Manufacturers and developers of integrated-circuit capital equipment for the semiconductor capital equipment industry	•ASML Holding NV •Carl Zeiss AG •KLA Corporation •Nikon Corporation
	Primary mineral processors, refiners, and providers of specialized materials used in laser optics, photovoltaics, semiconductors, thermoelectric coolers, metallurgy, and industrial products	•Aurubis AG
	Manufacturers of equipment and devices for aerospace, defense, and commercial markets	•Lockheed Martin Corporation •Raytheon Technologies Corporation
Laser Devices & Systems	Manufacturers of industrial laser components, optical communications equipment, and consumer technology applications; automotive manufacturers	•Ford Motor Company •Hisense Broadband Inc. •Laserline GmbH •Wuhan Raycus Fiber Laser Technologies Co. Ltd.
	OEM and subsystem integrators of aiming, machine vision, biomedical instruments, and fiber lasers; laser cutting machines for superhard materials	•TRUMPF GmbH + Co. KG
New Ventures & Wide-Bandgap Electronics	Manufacturers and developers of equipment and devices for high-power RF electronics and high-power, voltage-switching, and power-conversion systems for commercial and aerospace and defense applications	•Infineon Technologies AG •IQE PLC •Showa Denko KK •Sumitomo Electric Device Innovations Inc.
Optoelectronic & RF Devices	Manufacturers of consumer electronics and transceivers	•Apple Inc.

Competition
II-VI is a global leader in many of its product families. We compete, in part, on the basis of our reputation for offering highly engineered products. We also compete by leveraging our intellectual property, ability to scale, product quality, on-time delivery, and technical support. We believe that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution channels provide us with competitive advantages. The representative groups of our competitors by segment are as follows:

Photonic Solutions
Areas of Competition:	Competitors:
Optical components, modules, and subsystems for optical communications	•Accelink Technologies Co. Ltd. •InLC Technology •InnoLight Technology Ltd.	•Intel Data Platforms Group •Lumentum Operations LLC •Molex LLC •O-Net Communications Ltd.
Optical and crystal components, thin-film coatings, and subassemblies for lasers and metrology instruments	• CASTECH Inc. • Casix Inc. • IDEX Corporation	• Optowide Technologies Co. Ltd. • Research Electro-Optics Inc.

Compound Semiconductors
Areas of Competition:	Competitors:
Infrared laser optics	• American Photonics •Forerun (China) •Lambda Research Corporation • MKS Instruments Inc. • Ophir Corporation •Research Electro-Optics Inc.	•Pleiger Maschinenfabrik GmbH & Co. KG •Sigma Koki Co. Ltd. •Sumitomo Electric Industries Ltd. •ULO Optics Ltd. •Wavelength Opto-Electronic Pte. Ltd.
Automated equipment and laser materials processing tools to deliver high-power 1-micron laser systems	•Empower •Mitsubishi Cable Industries Ltd.	•Optoskand AB • Precitec GmbH & Co.
Biomedical instruments for flow cytometry, DNA sequencing, and fluorescence microscopy	• Coherent Inc. • Shimadzu Corporation	• Pavilion Integration Corporation
Semiconductor laser diodes for the industrial and consumer markets	•ams AG •Broadcom Inc. •Everbright LLC •Hamamatsu Photonics KK •Jenoptik AG •Lumentum Operations LLC •nLight Inc.	•Optowell Co. Ltd. •OSRAM Licht AG •Panasonic Corporation •Wuhan Raycus Fiber Laser Technologies Co. Ltd. •ROHM Co. Ltd. •Sony Corporation •TRUMPF GmbH + Co. KG
Infrared optics for aerospace and defense applications	•In-house fabrication and thin-film coating capabilities of major aerospace and defense customers
Thermoelectric components, subassemblies, and systems	• Ferrotec Corporation • Laird Thermal Systems	•Komatsu Ltd.
Metal-matrix composites and reaction-bonded ceramic products	• Berliner Glas GmbH • CoorsTek Inc. • Japan Fine Ceramics Co. Ltd.	•Kyocera Corporation •Morgan Advanced Materials PLC •Schunk GmbH
Single-crystal SiC substrates	• Cree Inc. • Dow Inc. •ROHM Co. Ltd.	• SICC Co. Ltd. • TankeBlue Semiconductor Co. Ltd.
Refining and materials recovery services for high-purity rare metals	• 5N Plus Inc. • RETORTE GmbH	• Vital Materials Co. Ltd.

In addition to competitors who manufacture products similar to those we produce, there are other technologies and products available that may compete with our technologies and products.

Our Strategy
Our strategy is to grow businesses with world-class engineered materials capabilities to advance our current customers’ strategies, reach new markets through innovative technologies and platforms, and enable new applications in large and growing markets. A key strategy of ours is to develop and manufacture high-performance materials and, in certain cases, components incorporating those materials, that are differentiated from those produced by our competitors. We focus on providing components that are critical to the heart of our customers’ products that serve the applications mentioned above.
We continue to grow the number and size of our key accounts. A significant portion of our business is based on sales orders with market leaders, which enables our forward planning and production efficiencies. We intend to continue capitalizing and executing on this proven model, participating effectively in the growth of the markets discussed above, and continuing our focus on operational excellence as we execute our primary business strategies:

Key Business Strategies:	Our Plan to Execute:
Identify New Products and Markets	Identify new technologies, products, and markets to meet evolving customer requirements for high-performance engineered materials through our dedicated RD&E programs, and thereby increase new product revenue and maximize return on investment
Balanced Approach to Research and Development	RD&E both internally and externally funded, targeting an overall investment of 8%-12% of revenues
Leverage Vertical Integration	Combine RD&E and manufacturing expertise, operating with a bias toward components and production machines; reduce cost and lead time to enhance competitiveness, time to market, profitability, and quality; and enable our customers to offer competitive products
Investment in Scalable Manufacturing	Strategically invest in, evaluate, and identify opportunities to consolidate and automate manufacturing operations worldwide to increase production capacity, capabilities, and cost-effectiveness
Enhance Our Performance and Reputation as a Quality and Customer Service Leader	Continue to improve upon our established reputation as a consistent, high-quality supplier of engineered materials and optoelectrical components that are built into our customers’ products
Execute our global quality transformation process, eliminating costs of nonconforming materials and processes
Identify and Complete Strategic Acquisitions and Alliances	Identify acquisition opportunities that accelerate our access to emerging, high-growth segments of the markets we serve and further leverage our competencies and economies of scale
Research, Development, and Engineering
During the fiscal year ended June 30, 2021, the Company continued to identify, invest in, and focus our research and development on new products and platform technologies in an effort to accelerate our organic growth. This approach is managed under a disciplined innovation program that we refer to as the II-VI Phase Gate Process.
We devote significant resources to RD&E programs directed at the continuous improvement of our existing products and processes, and to the timely development of new materials, technologies, platforms, and products. We believe that our RD&E activities are essential to establishing and maintaining a leadership position in each of the markets we serve. In addition, certain manufacturing personnel support or participate in our research and development efforts on an ongoing basis. We believe the close interaction between the development and manufacturing functions enhances the direction of our projects, reducing costs and accelerating technology transfers. It also offers development opportunities to our employees.
During the fiscal year ended June 30, 2021, we focused our RD&E investments in the following areas:

Photonic Solutions
Area of Development:	Our RD&E Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications
Datacom transceivers	Continue cost reduction on 10G-100G products by leveraging our engineering resources and manufacturing scale; continue to develop high-end 200G/400G/800G products, including RF and packaging designs; explore high-density, high-bandwidth co-packaged designs through silicon photonics; continue to develop vertically integrated designs, including with lasers and ICs
Coherent optics	Drive further integration to reduce size and power consumption; optimize product cost with new design architectures and more efficient manufacturing flow
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio and flexible manufacturing footprint to address evolving terrestrial and undersea markets
Develop InP growth and processing capability together with associated packaging technology
Optical amplifiers and subsystems	Invest in and broaden the range of amplifiers and integrated subsystems, including ROADMs
WSS	Develop LC and LCOS technologies and associated module designs for WSS; invest in manufacturing equipment, including the WSS automated assembly platform
Optical monitoring	Continue optical channel monitoring investment
Develop OTDRs to monitor the health of the fiber plant
Micro-optics manufacturing	Shift toward smaller, more compact optics and automated assembly platforms and packages
Invest in manufacturing equipment for computerized processes

Compound Semiconductors
Area of Development:	Our RD&E Investments:
High-power laser diodes Semiconductor lasers Devices for optical communications and sensing, and high-volume manufacturing	Increase fiber-coupled optical output power of multi-emitter modules
Develop high-power VCSELs, including multi-junction VCSELs for 3D sensing and consumer devices as well as next-generation, high-speed VCSELs for datacom applications
Develop high-power and high-speed InP lasers, detectors, and components for applications in optical communications
High-power beam delivery	Develop multi-kW beam delivery systems and cables for welding and cutting
CVD diamond technology	Develop CVD diamond for EUV applications and as substrates for high-performance RF devices
Broaden our portfolio beyond infrared window applications
SiC technology	Develop advanced SiC substrate growth technologies to support emerging markets in GaN RF and SiC power electronics
Continuous improvement to maintain world-class, high-quality, large-diameter substrates and epitaxial wafers
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating
Focus on thermoelectric power-generation capability in order to introduce new products
Metal-matrix composites and reaction-bonded ceramics	Support industrial customers in developing application-specific material wear out and thermal-management solutions

Fiber laser technologies	Develop high-power fiber laser technologies for aerospace, defense, and commercial applications
High-speed ICs	High-performance analog TIAs, laser drivers, and clock and data-recovery retimer (CDR) ICs

Other R&D
Area of Development:	Our RD&E Investments:
Digital Signal Processors (DSPs)	Develop high-speed DSPs for coherent optical communications
Optoelectronic chip hybrid integration platform	Develop wafer-scale assembly technologies and processes for integration of lasers, optics, and ICs
Silicon photonics devices	Develop silicon-based photonic ICs for coherent and direct-detection transceivers and co-packaging solutions
Battery technology	Develop technology for lithium-ion batteries
Laser additive manufacturing	Develop alloys and multibeam delivery systems for laser additive manufacturing

Internally funded research and development expenditures were $330 million, $339 million, and $139 million for the fiscal years 2021, 2020, and 2019, respectively.

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
•The Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which among other things impose licensing requirements on certain dual-use goods, technology, and software; and
•The regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, implementing economic sanctions against designated countries, governments, and persons based on U.S. foreign policy and national security considerations.

Foreign governments also have similar import and export control, and sanctions, laws and regulations. For additional discussion regarding our import, export and sanctions compliance, see the discussion in Item 1A – Risk Factors of this Annual Report on Form 10-K.
Trade Secrets, Patents, and Trademarks
Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective intellectual property licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. We have a total of approximately 2,205 patents globally.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2021, are set forth below. Each executive officer listed has been appointed by the board of directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Vincent D. Mattera, Jr.	65	Chief Executive Officer; Director
Walter R. Bashaw II	56	President
Mary Jane Raymond	61	Chief Financial Officer and Treasurer
Giovanni Barbarossa	59	Chief Strategy Officer and President, Compound Semiconductors
Jo Anne Schwendinger	65	Chief Legal Officer and Compliance Officer and Secretary
Christopher Koeppen	50	Chief Technology Officer

Vincent D. Mattera, Jr. Dr. Mattera initially served as a member of the II-VI board of directors from 2000 to 2002. Dr. Mattera joined the Company as a Vice President in 2004 and served as Executive Vice President from January 2010 to November 2013, when he became the Chief Operating Officer. In November 2014, Dr. Mattera became the President and Chief Operating Officer and was reappointed to the board of directors. In November 2015, he became the President of II-VI. In September 2016, Dr. Mattera became the Company’s third President and Chief Executive Officer in 45 years and served as the Company's President through June 2019, when the roles of President and Chief Executive Officer were separated. Dr. Mattera will become the Company’s Board Chair immediately following the Company’s 2021 Annual Meeting of Shareholders. During his career at II-VI, he has assumed successively broader management roles, including as a lead architect of the Company’s diversification strategy. He has provided vision, energy, and dispatch to the Company’s growth initiatives, including overseeing the acquisition-related integration activities in the United States, Europe, and Asia—especially in China—thereby establishing additional platforms. These have contributed to a new positioning of the Company into large and transformative global growth markets while increasing considerably the global reach of the Company, deepening the technology and IP portfolio, broadening the product roadmap and customer base, and increasing the potential of II-VI.
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
Walter R. Bashaw II has served as the Company’s President since July 2019. Mr. Bashaw served as the Company's Senior Vice President, Corporate Strategy and Development, Administration from October 2018 to July 2019. Previously, Mr. Bashaw served as the Company's Interim General Counsel and Secretary from December 2015 until March 2017. Mr. Bashaw also previously was a Managing Shareholder and a Director of the law firm of Sherrard, German & Kelly, P.C. (SGK) in Pittsburgh, Pennsylvania, until October 2018 and Of Counsel at SGK from October 2018 until June 2019. Mr. Bashaw graduated from the Pennsylvania State University with a B.S. degree in Logistics and also holds a J.D. degree from the University of Pittsburgh School of Law.

Mary Jane Raymond has been Chief Financial Officer and Treasurer of the Company since March 2014. Previously, Ms. Raymond was Executive Vice President and Chief Financial Officer of Hudson Global Inc. from 2005 to 2013. Ms. Raymond was the Chief Risk Officer and Vice President and Corporate Controller at Dun and Bradstreet Inc. from 2002 to 2005. Additionally, she was the Vice President, Merger Integration, at Lucent Technologies from 1997 to 2002 and held several management positions at Cummins Engine Company from 1988 to 1997. In 2019 Ms. Raymond was named to the Board of Directors and Audit Committee of Veeco, Inc. Ms. Raymond holds a B.A. degree in Public Management from St. Joseph’s University, and an MBA from Stanford University.
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

Jo Anne Schwendinger has served as the Company’s Chief Legal and Compliance Officer and Secretary since November 2017. Ms. Schwendinger also served as the Company’s General Counsel and Secretary from when she joined the Company in March 2017 until November 2017. Prior to her employment with the Company, Ms. Schwendinger practiced law with the firm Blank Rome LLP from August 2016 until February 2017. Previously, Ms. Schwendinger served in various legal roles at Deere & Company from 2000 until August 2016, including Regional General Counsel–Asia-Pacific and Sub-Saharan Africa. Ms. Schwendinger holds a bachelor’s degree from the Université d’Avignon et des Pays de Vaucluse, a master’s degree from the Université de Strasbourg, and a J.D. degree from the University of Pittsburgh Law School.
Christopher Koeppen joined the Company in 2011 following the acquisition of Aegis Lightwave, Inc., where he served as General Manager, Aegis-NJ. He was named General Manager of II-VI’s Agile Network Products Division in 2012 and Director of Corporate Strategic Technology Planning in 2015. He then served as Vice President of the Industrial Laser Group and Corporate Strategic Technology Planning from 2017, until his appointment as Chief Technology Officer in 2019. Previously, Dr. Koeppen was co-founder and Chief Executive Officer of CardinalPoint Optics, prior to its acquisition by Aegis Lightwave. He has more than two decades of progressively increasing general and technology management experience in high-tech companies, including at Meriton Networks, Mahi Networks, Photuris, and Lucent Technologies. Dr. Koeppen holds a Ph.D. in Physics from the University of Pennsylvania, where he was an AT&T Bell Laboratories Scholar, and B.S. degrees in Physics and Mathematics from the Pennsylvania State University.
Availability of Information
Our internet address is www.ii-vi.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We post the following reports on our website as soon as reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers, and 10% beneficial owners pursuant to Section 16 of the Exchange Act. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make our corporate governance documents available on our website, including the Company’s Code of Ethical Business Conduct, Governance Guidelines, and the charters for our board committees. All such documents are located on the Investors page of our website and are available free of charge.

Item 1A. RISK FACTORS

The following are certain risk factors that could affect our business, results of operations, financial position or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the material risks that we face. If any of the following occur, our business, results of operations, financial position, or cash flows could be adversely affected. You should carefully consider these factors, as well as the other information contained in this Annual Report on Form 10-K, when evaluating an investment in our securities.

Risks Relating to Our Business and Our Industry

Investments in future markets of potential significant growth may not result in the expected return.

We continue to make investments in programs with the goal of gaining a greater share of end markets using semiconductor lasers and other components, including those used for 3D sensing and emerging 5G technology. We cannot guarantee that our investments in capital and capabilities will be sufficient. The potential end markets, as well as our ability to gain market share in such markets, may not materialize on the timeline anticipated or at all. We cannot be sure of the end market price, specification, or yield for products incorporating our technologies. Our technologies could fail to fulfill, partially or completely, our target customers’ specifications. We cannot guarantee the end market customers’ acceptance of our technologies. Further, we may be unable to fulfill the terms of our contracts with our target customers, which could result in penalties of a material nature, including damages, loss of market share, and loss of reputation.

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

A widespread health crises could materially and adversely affect our business, financial condition, and results of operations.

The outbreak of a widespread health crisis, whether global in scope or localized in an area in which we, our customers or our suppliers do business, could have a material adverse effect on our operations and the operations of our suppliers and customers. Potential impacts on our operations include:

•significant reductions in demand for one or more of our products or a curtailment to one or more of our product lines caused by, among other things, any temporary inability of our customers to purchase and utilize our products in next-stage manufacturing due to shutdown orders or financial hardship;
•workforce constraints triggered by any applicable shutdown orders or stay-at-home polices;
•disruptions to our third-party manufacturing and raw materials supply arrangements caused by constraints over our suppliers’ workforce capacity, financial, or operational difficulties;
•heightened risk and uncertainty regarding the loss or disruption of essential third-party service providers, including transportation services, contract manufacturing, marketing, and distribution services;
•requirements to comply with governmental and regulatory responses such as quarantines, import/export restrictions, price controls, or other governmental or regulatory actions, including closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our workforce’s ability to travel or perform necessary business functions, or otherwise impact our suppliers or customers, which could adversely impact our operating results; and
•increased operating expenses and potentially reduced efficiency of operations.

In the early stages of the outbreak of the global novel coronavirus (COVID-19) in 2020, we closely monitored the impact of the COVID-19 pandemic on all aspects of our business, including the impact to our suppliers, customers, and employees, as well as the impact to the countries and markets in which we operate. We began focusing intensely on mitigating the adverse impacts of COVID-19 on our foreign and domestic operations, starting by protecting our employees, suppliers, and customers. While we believe that we have been successful in identifying, managing, and mitigating the economic disruption impacts of the COVID-19 pandemic on us, we cannot provide any assurance that we similarly will be able to mitigate the impacts of any future widespread health crises, including as a result of any variants of COVID-19. Factors beyond our current knowledge or control, including the duration and severity of any outbreak, as well as any resulting governmental and regulatory actions, could cause any such crisis to have a material adverse effect on our business, operating results, and financial condition.

Global economic downturns may adversely affect our business, operating results, and financial condition.

Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the industrial, aerospace and defense, optical communications, telecommunications, semiconductor, consumer, and medical and life science markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Thus, prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make.

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

Some systems that use our products are complex in design, and our products may contain defects that are not detected until deployed, which could increase our costs, reduce our revenues, cause us to lose key customers, or expose us to litigation related to our products.

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

We have in the past acquired several companies, including the completion of our acquisition of Finisar Corporation (“Finisar”) in 2019. We may continue to expand and diversify our operations with additional acquisitions, such as our pending acquisition of Coherent, Inc. (“Coherent”). We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

To the extent that we complete acquisitions, we may be unsuccessful in integrating acquired companies or product lines with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the risks that may affect our ability to integrate or realize anticipated benefits from acquired companies, businesses, or assets include those associated with:

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
•In connection with acquisitions, we may:
◦use a signification portion of our available cash;
◦issue equity securities, which would dilute current shareholders’ percentage ownership;
◦incur significant debt;
◦incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions, or similar liabilities;
◦incur impairment charges related to goodwill or other intangibles; and
◦face antitrust or other regulatory inquiries or actions.

In addition, the market prices of our outstanding securities could be adversely affected if the effect of any acquisitions on our consolidated financial results is dilutive or is below the market’s or financial analysts’ expectations, or if there are unanticipated changes in the business or financial performance of the acquired or combined company. Any failure to successfully integrate acquired businesses may disrupt our business and adversely impact our business, results of operations, or financial condition.

Although we expect that our acquisitions will result in cost savings, synergies, and other benefits, we may not realize those benefits, or be able to retain those benefits even if realized.

The success of our acquisitions will depend in large part on our success in integrating the acquired operations, strategies, technologies, and personnel. We may fail to realize some or all of the anticipated benefits of an acquisition if the integration process takes longer than expected or is more costly than expected. If we fail to meet the challenges involved in successfully integrating any acquired operations or to otherwise realize any of the anticipated benefits of an acquisition, including any expected cost savings and synergies, our operations could be impaired. In addition, the overall integration of an acquired business can be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties that we may encounter in the integration process include:

•the integration of management teams, strategies, technologies and operations, products, and services;
•the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;
•the retention of, and possible decrease in business from, existing customers
•the creation of uniform standards, controls, procedures, policies, and information systems;
•the reduction of the costs associated with combined operations;
•the integration of corporate cultures and maintenance of employee morale;
•the retention of key employees; and
•potential unknown liabilities associated with the acquired business.

The anticipated cost savings, synergies, and other benefits of any acquisition typically assume a successful integration of the acquired business and are based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated cost savings, synergies, and other benefits may not be achieved.

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

We manufacture products in Australia, China, Germany, Malaysia, the Philippines, Singapore, South Korea, Sweden, Switzerland, the United Kingdom, the United States, and Vietnam, and through a contract manufacturer in Thailand. We also maintain direct sales offices in Belgium, Canada, China, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, Taiwan, and the United Kingdom. Our operations vary by location and are influenced on a location-by-location basis by local customs, languages, and work practices, as well as different local weather conditions, management styles, and education systems. In addition, multiple complex issues may arise concurrently in different countries, potentially hampering our ability to respond in an effective and timely manner. Any inability to respond in an effective and timely manner to issues in our global operations could have a material adverse effect on our business, results of operations, or financial condition.

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

In March 2018, President Trump announced new steel and aluminum tariffs. Then, in July 2018, the United States imposed increased tariffs on products of Chinese origin, and China responded by increasing tariffs on U.S.-origin goods. On the export side, denial orders and placing companies on the U.S. entity list could decrease our access to customers and markets and materially impact our revenues in the aggregate. In April 2018, for example, the U.S. Department of Commerce issued a denial order against two companies in the telecommunications market. In 2019 and 2020, the U.S. Department of Commerce placed a number of entities, including Huawei, on the U.S. Entity List. If we cannot obtain relief from, or take other action to mitigate the impact of, these additional duties and restrictions and duties, our business and profits may be materially and adversely affected. Further changes in the trade policy of the United States or of other countries in which we do cross-border business, or additional sanctions, could result in retaliatory actions by other countries that could materially and negatively impact the volume of economic activity in the United States or globally, which, in turn, may decrease our access to customers and markets, reduce our revenues, and increase our operating costs.

Our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business and create instability in our operations. Governmental actions such as these could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers, or customers, which could harm our business, financial condition, operating results, or prospects.

Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (EAR), administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user, and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (ITAR), administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our products are subject to EAR controls.

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

We from time to time borrow under our existing credit facility or use proceeds from sales of our securities to fund portions of our operations, including working capital investments and financing of our acquisition strategies. In the past, market disruptions experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, volatility in the markets where our outstanding securities trade, and changes in general economic conditions in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations, and implement our operating strategies could be adversely affected.
In the future, we may be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could harm our business and prospects. Additional equity financing may be dilutive to the holders of our outstanding capital stock, and debt financing, if available, may involve restrictive covenants that may limit our ability to undertake certain activities that we otherwise would find to be desirable. Further, debt service obligations associated with any debt financing could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

We may not be able to settle conversions of our convertible senior notes in cash or repurchase the notes in accordance with their terms.

Holders of our outstanding 0.25% Convertible Senior Notes due 2022 (the “2022 Notes”) and the 0.50% Convertible Senior Notes due 2036 issued by Finisar (the “2036 Notes”) have the right to require us to repurchase all or a portion of their convertible notes for cash upon the occurrence of a fundamental change (as defined in the respective indentures governing such notes) at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest. Holders of the 2036 Notes also have the right to require Finisar to repurchase all or a portion of their 2036 Notes for cash on certain specified dates at a repurchase price equal to 100% of the principal amount of the 2036 Notes to be repurchased, plus accrued and unpaid interest. The next such repurchase date for the 2036 Notes is December 15, 2021. In addition, upon conversion of such convertible notes, we will be required to make cash payments in respect of such convertible notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of surrendered convertible notes or pay cash with respect to convertible notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion of our convertible notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase convertible notes at a time when the repurchase is required or to pay any cash upon conversion of the convertible notes as required would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself also could lead to a default under agreements governing our existing credit facility or any of our other current or future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or to pay cash upon conversion of any such convertible notes.

Our current credit agreement restricts our operations, particularly our ability to respond to changes or to take certain actions regarding our business.

Our amended and restated credit agreement, dated as of September 24, 2019, by and among us, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto (the “Credit Agreement”) contains a number of restrictive covenants that may impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make certain investments, enter into certain transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the Credit Agreement.

The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations, and financial results. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event that our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Agreement would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.

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

We may encounter increased competition, and we may fail to accurately estimate our competitors’ or our customers’ willingness and capability to backward integrate into our competencies and thereby displace us.

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

The design, processes, and specialized equipment utilized in our engineered materials, advanced components, and subsystems are innovative, complex, and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology, or that all aspects of our proprietary technology will be protected. Others have obtained patents covering a variety of materials, devices, equipment, configurations, and processes, and others could obtain patents covering technology similar to ours. We may be required to obtain licenses under such patents, and there can be no assurance that we would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted that may adversely affect our results of operations. In addition, our research and development contracts with agencies of the U.S. government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled. We also enter into development projects from time to time that might result in intellectual property developed during a project that is assigned to the other party without us retaining rights to that intellectual property or is jointly owned with the other party.

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

We are subject to many data privacy, data protection, and data breach notification laws, including the European Union General Data Protection Regulation (GDPR), which became effective in 2018. While we have taken measures to assess the requirements of, and to comply with, the GDPR, as well as new and existing data-related laws and regulations of other jurisdictions, these measures may be challenged, including by authorities that regulate data-related compliance. We could incur significant expense in facilitating and responding to investigations, and if the measures we have taken prove to be inadequate, we could face fines, penalties, or damages, and incur reputational harm, which could have a material adverse impact on our business.

Data breach incidents and breakdowns of information and communication technologies could disrupt our operations and impact our financial results.

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

We also make products of which we are one of the world’s largest suppliers. We use high-quality, optical-grade ZnSe in the production of many of our IR optical products. We are a leading producer of ZnSe for our internal use and for external sale. The production of ZnSe is a complex process requiring a highly controlled environment. A number of factors, including defective or contaminated materials, could adversely affect our ability to achieve acceptable manufacturing yields of high-quality ZnSe. Lack of adequate availability of high-quality ZnSe could have a material adverse effect upon our business. There can be no assurance that we will not experience manufacturing yield inefficiencies that could have a material adverse effect on our business, results of operations, or financial condition.

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

As of June 30, 2021, we had approximately $1.4 billion of outstanding indebtedness on a consolidated basis. Our indebtedness could have important consequences for us, including:

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

We may not generate sufficient cash flow from operations, together with any future borrowings, to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, fund acquisitions, or repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, pursuing sales of additional debt or equity securities, or reducing or delaying capital expenditures, strategic acquisitions, investments, or alliances. Any such actions, if necessary, may not be able to be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, as amended (“the Sarbanes-Oxley Act”), and Nasdaq listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

Risks Relating to Our Pending Acquisition of Coherent

The market prices of our securities after completion of our pending acquisition of Coherent may be affected by factors different from those currently affecting the markets for our securities or securities issued by Coherent.

Our business differs from that of Coherent. Accordingly, our results of operations and the market price of our securities after the completion of our pending acquisition of Coherent may be affected by factors different from those currently affecting the independent results of operations of each company. In addition, the issuance of shares of our common stock as part of the merger consideration payable in connection with the acquisition could on its own have the effect of depressing the market prices for our securities, including our common stock and our 6.00% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). Further, many Coherent stockholders may decide not to hold the shares of our common stock that they receive as merger consideration. Other Coherent stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive as merger consideration. Any such sales of our common stock could have the effect of depressing the market prices for our securities

There can be no assurance that we will be able to secure the funds necessary to pay the cash portion of the merger consideration payable in our acquisition of Coherent, in a timely manner or at all.

We intend to finance part of the cash portion of the merger consideration payable in our acquisition of Coherent with the proceeds of debt financing. To this end, we have entered into a debt commitment letter (the “Debt Commitment Letter”) containing commitments for a senior secured term loan “A” facility in an aggregate principal amount of $850 million, a senior secured term loan “B” facility in an aggregate principal amount of $2,800 million, a senior secured revolving credit facility in an aggregate principal amount of $350 million and a senior unsecured bridge loan facility in an aggregate principal amount of $1,125 million. We have not entered into any definitive agreement for this debt financing or other financing arrangements in lieu thereof, and the obligation of the lender to provide the debt financing under the Debt Commitment Letter is subject to a number of customary conditions. There is a risk that these conditions will not be satisfied and the debt financing may not be available when required.

We also intend to finance part of the cash portion of the merger consideration with the proceeds of equity investments made by BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (“BCPE”). To this end, on March 30, 2021, we entered into an amended and restated investment agreement (the “Investment Agreement”) with BCPE. On March 31, 2021, we issued and sold 75,000 shares of a new Series B-1 Convertible Preferred Stock, no par value (“Series B-1 Preferred Stock”), to BCPE for an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, we and BCPE also have agreed that we will issue and sell to BCPE, immediately prior to the closing of our acquisition of Coherent, an aggregate of 140,000 shares of a new Series B-2 Convertible Preferred Stock, no par value (“Series B-2 Preferred Stock” and together with Series B-1 Preferred Stock, the “Series B Preferred Stock”), for an aggregate purchase price of $1.4 billion. However, the issuance and sale of the Series B-2 Preferred Stock to BCPE is subject to a number of customary conditions, and there can be no assurance that this part of the equity financing will be completed.

In the event that the debt financing contemplated by the Debt Commitment Letter or the remaining investment contemplated by the Investment Agreement is not consummated, there is a risk that alternate financing may not be available on acceptable terms, in a timely manner or at all. Although our obligation to consummate our acquisition of Coherent is not conditioned upon the consummation of either of the debt financing contemplated by the Debt Commitment Letter or the remaining investment contemplated by the Investment Agreement, if we are unable to complete either of those financing transactions, the completion of our acquisition of Coherent may be delayed or not completed, in which case we would be in breach of our obligations under the merger agreement containing the terms of the acquisition.

The agreements that will govern indebtedness to be incurred or assumed in connection with our acquisition of Coherent are expected to contain various covenants that will impose restrictions on that may affect our ability to operate our businesses.

The agreements that will govern indebtedness to be incurred or assumed in connection with our acquisition of Coherent, including pursuant to the related debt financing contemplated by the Debt Commitment Letter, are expected to contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things. In addition, the definitive documentation governing certain of the facilities is expected to contain financial maintenance covenants that will require us to maintain a certain leverage ratio and an interest coverage ratio at the end of each fiscal quarter. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the applicable definitive documentation or under other debt agreements.

The significant additional indebtedness that we will incur in connection with our acquisition of Coherent could adversely affect us, including by decreasing our business flexibility, increasing our interest expense and causing our credit ratings to be downgraded.

As of June 30, 2021, we had consolidated indebtedness of approximately $1.4 billion. Our pro forma consolidated indebtedness as of June 30, 2021, after giving effect to our acquisition of Coherent and the anticipated incurrence and extinguishment of indebtedness in connection therewith, would have been approximately $5.1 billion. We will have substantially increased indebtedness following completion of the acquisition in comparison to what we have had on a recent historical basis, which could have the effect, among other things, of causing or accentuating the consequences described above under “We have a substantial amount of debt, which could adversely affect our business, financial condition, or results of operations and prevent us from fulfilling our debt-related obligations.”

In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. In connection with the anticipated debt financing contemplated by the Debt Commitment Letter, we expect that we will seek ratings of our indebtedness from leading rating organizations. There can be no assurance that we will achieve or maintain any particular rating in the future. In addition, there can be no assurance that the credit ratings of our existing debt will not be subject to a downgrade below investment grade. If a ratings downgrade were to occur or if we fail to maintain an investment grade rating, we could experience higher borrowing costs in the future and more restrictive debt covenants which could reduce profitability and diminish operational flexibility.

Integrating Coherent may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the acquisition, including our expected financial and operating performance following the consummation of the acquisition.

The success of our acquisition of Coherent will depend, in part, on our ability to realize the anticipated benefits and cost savings. To do so, we must successfully integrate Coherent in a manner that permits those benefits and cost savings to be realized. Our ability to successfully manage this expanded business will depend, in part, upon our ability to implement an effective integration of the two companies and manage a combined business with significantly larger size and scope with the associated increased costs and complexity. If we are not able to successfully achieve these objectives, or are not able to achieve these objectives on a timely basis, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings could be less than anticipated.

We and Coherent have operated and, until the completion of the acquisition, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the transaction. Integration efforts between the two companies also may divert management attention and resources. These integration matters could have an adverse effect on each company during this transition period and on us for an undetermined period after completion of the acquisition. All projections regarding the combined company’s business are, by their nature, estimates which are subject to risks and uncertainties. Business and financial measures of the combined company, including revenue, free cash flow, synergies and dividend yield, are uncertain and subject to change based on changes in assumptions underlying such measures or other changes in circumstances, many of which may be outside of our or Coherent’s control.

We and Coherent may have difficulty attracting, motivating and retaining executives and other employees in light of the pending acquisition.

Uncertainty about the effect of the pending acquisition on our and Coherent’s respective employees may have an adverse effect on us and Coherent. This uncertainty may impair our and Coherent’s ability to attract, retain and motivate personnel both before and after completion of the acquisition. We and Coherent are dependent on the experience and industry knowledge of our respective officers and other key employees to execute our business plans. The success of the acquisition will depend in part on our ability to retain the talents and dedication of key employees currently employed by Coherent. Employee retention may be particularly challenging during the pendency of the acquisition, as employees may feel uncertain about their future roles with us after completion of the acquisition. In addition, we and Coherent may have to provide additional compensation in order to retain employees.

If key employees terminate their employment with us or Coherent while the acquisition is pending, or with us after completion of the acquisition, our business activities may be adversely affected and our management’s attention may be diverted from successfully integrating Coherent to hiring suitable replacements, all of which may cause our business to suffer. In addition, we and Coherent may not be able to locate or retain suitable replacements for any key employees who leave either company.

Accordingly, no assurance can be given that we will be able to attract or retain key employees following the completion of the acquisition to the same extent that we or Coherent have been able to attract or retain employees in the past.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on us following the completion of the acquisition.

Before the acquisition may be completed, certain waiting periods must expire or terminate and applicable approvals must be obtained under certain antitrust, competition and foreign investment laws and regulations. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the transaction on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the acquisition or imposing additional material costs on or materially limiting our revenues following the completion of the acquisition. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the transaction.

Our pending acquisition of Coherent is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the acquisition could have material and adverse effects on us.

Our acquisition of Coherent is subject to a number of conditions, which make the completion and timing of the acquisition uncertain. In addition, the governing merger agreement may be terminated in certain circumstances. If the transaction is not completed on a timely basis or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the acquisition, we will be subject to a number of risks, including the following:

•we will be required to pay certain costs relating to the transaction, whether or not the transaction is completed, such as legal, accounting, financial advisor and printing fees;
•under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the transaction, which may adversely affect our ability to execute certain of our business strategies;
•time and resources committed by our management team to matters relating to the transaction could otherwise have been devoted to pursuing other beneficial opportunities;
•the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the transaction will be completed; and
•depending on the circumstances in which the merger agreement is terminated, we may be required to pay a termination fee of $500.0 million, which may make it more difficult for us to pursue alternatives to the acquisition of Coherent.

In addition, if the transaction is not completed, we may experience negative reactions from financial markets and from our customers and employees. We could also be subject to litigation related to any failure to complete the transaction or to enforcement proceedings commenced against us to perform our obligations under the governing merger agreement. If the acquisition is not completed, we cannot assure that the risks described above will not materialize and will not adversely affect our business or financial results or the market price of our securities.

We have incurred, and will continue to incur, significant transaction-related costs in connection with our pending acquisition of Coherent.

We have incurred, and will continue to incur, substantial expenses in connection with the negotiation and completion of our pending acquisition of Coherent, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and various fees paid or to be paid to the SEC and other regulatory agencies in connection with the transaction. These fees and costs have been, and will continue to be, significant. In addition, we will incur significant costs with respect to the expected financing transactions relating to the cash portion of the merger consideration. If the transaction is not completed, we may have to recognize these expenses without realizing the expected benefits of the transaction.

We also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with Coherent’s business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

The closing of our acquisition of Coherent may trigger change in control provisions in certain agreements to which Coherent is a party.

Certain agreements to which Coherent is a party contain change in control provisions that may be triggered when we complete our acquisition of Coherent. If we and Coherent are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Coherent are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

We and Coherent each are subject to business uncertainties and contractual restrictions while our acquisition of Coherent is pending, which could adversely affect each of our and Coherent’s respective businesses and operations.

Under the terms of the merger agreement, we and Coherent are subject to certain restrictions on the conduct of our respective businesses prior to completing the transaction, which may adversely affect each party’s ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the transaction. Furthermore, the process of planning to integrate the two companies can divert management attention and resources and could ultimately have an adverse effect on us.

In connection with the transaction, parties with which we or Coherent do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us, Coherent or the combined business. It is possible that some customers, suppliers and other persons with whom we or Coherent have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Coherent, as applicable, as a result of the transaction, which could negatively affect our or Coherent’s revenues, earnings and cash flows, as well as the market price of shares of our common stock, regardless of whether the transaction is completed.

Holders of our capital stock will have a reduced ownership and voting interest in us after the completion of our acquisition of Coherent and the expected remaining equity financing and therefore then will have less voting influence.

Each Coherent stockholder who receives shares of our common stock as merger consideration will become a shareholder of ours. We estimate that, upon completion of the acquisition, former Coherent stockholders collectively will own approximately 15%, our shareholders as of immediately prior to the completion of the transaction (excluding as a result of the expected remaining equity financing) will own approximately 71%, and BCPE will own approximately 14% of our outstanding shares of common stock (in each case, on an as-converted and fully diluted basis and without regard to the fact that immediately prior to the completion of the transaction, certain holders may own both our common stock and Coherent’s common stock). As a result, our shareholders will have less voting influence on us and may have less influence on our management and policies than they now have on us.

Shareholder litigation could prevent or delay the closing of our acquisition of Coherent or otherwise negatively impact our business and operations.

We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending acquisition of Coherent. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the transaction.

The issuance and sale of shares of our Series B-1 Preferred Stock has reduced, and the issuance and sale of our Series B-2 Preferred Stock will reduce, the relative voting power of holders of our other capital stock, will dilute the ownership of such holders and may adversely affect the market price of our securities.

On March 31, 2021, we issued 75,000 shares of Series B-1 Preferred Stock to BCPE. Those shares of Series B-1 Preferred Stock currently have voting rights and may vote as one class with our common stock, on an as-converted basis, subject to limited exceptions. Upon completion of our acquisition of Coherent, we will issue and sell 140,000 shares of Series B-2 Preferred Stock to BCPE. Those shares of Series B-2 Preferred Stock will have voting rights, voting as one class with our common stock and our Series B-1 Preferred Stock, on an as-converted basis, subject to limited exceptions. Therefore, the issuance and sale of Series B-1 Preferred Stock resulted, and the issuance and sale of Series B-2 Preferred Stock will result, in the immediate and substantial dilution to the ownership interests of the holders of our capital stock, including our common stock and our Mandatory Convertible Preferred Stock.

Any sales in the public market of our common stock issuable upon conversion of Series B Preferred Stock could adversely affect prevailing market prices of our other outstanding securities. Similarly, the perception that such sales might occur could have a material adverse effect on such market prices.

Our Series B-1 Preferred Stock have, and the Series B-2 Preferred Stock to be issued upon completion of our pending acquisition of Coherent will have rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our other outstanding capital stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Series B Preferred Stock are entitled to receive certain payments (i) prior to any amounts paid to holders of our common stock and each other class or series of our capital stock now existing or hereafter authorized, the terms of which do not expressly provide that such class or series ranks either (x) senior to the Series B Preferred Stock as to dividend rights or distribution rights upon such a liquidation event or (y) on parity with the Series B Preferred Stock as to dividend rights and distribution rights upon a such a liquidation event and (ii) on parity with our Mandatory Convertible Preferred Stock and each other class or series of our capital stock established in the future, the terms of which expressly provide that such class or series ranks on a parity basis with the Series B Preferred Stock as to dividend rights and distribution rights upon such a liquidation event. In addition, the holders of Series B Preferred Stock also have certain redemption, conversion and consent rights.

These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of potentially discouraging, delaying or preventing such a transaction could limit the opportunity for our shareholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our capital stock. This could reduce the remaining amount of our assets, if any, available to distribute to holders of our capital stock.

Our obligations to the holders of Series B Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of our Series B Preferred Stock and other holders of our capital stock.

The redemption rights of the holders of Series B Preferred Stock may result in the use of our cash in such a way that could adversely affect our business, financial condition or results of operations and, therefore, the interests of holders of our other capital stock.

At any time on or after the ten-year anniversary of the applicable issuance date of the shares of our Series B Preferred Stock and subject to the procedures set forth in the terms of the Series B Preferred Stock, each holder of such shares will have the right to require us to redeem all of such holder’s shares for cash at a price per share equal to the sum of the applicable stated value for such shares plus accrued or declared and unpaid dividends on such shares that had not previously been added to such stated value. This may have the effect of reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, thereby negatively affecting the interests of holders of our other capital stock, including our common stock and our Mandatory Convertible Preferred Stock.

Holders of our Series B Preferred Stock can exercise significant control over us, which could limit the ability of holders of our other capital stock to influence the outcome of key transactions, including a change of control.

The Series B-1 Preferred Stock has, and the Series B-2 Preferred Stock will have, voting rights, allowing holders to vote as one class with our common stock on an as-converted basis, subject to limited exceptions. As a result, the holders of Series B-1 Preferred Stock have, and the holders of Series B-2 Preferred Stock will have, the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Holders of Series B Preferred Stock are entitled to act separately in their own respective interests with respect to their ownership interests in us and have the ability to substantially influence all matters that require approval by our shareholders, including the approval of significant corporate transactions.
Additionally, we may not undertake certain actions without the prior written approval of the holders of a majority of the issued and outstanding shares of Series B Preferred Stock, voting separately from our common stock. Subject to certain exceptions, we must not: (1) alter or change the rights, preferences or privileges of our Series B Preferred Stock or amend, modify or supplement any provision of our organizational documents in a manner that adversely affects the rights, powers, preferences or privileges of our Series B Preferred Stock; (2) authorize or issue any senior stock (as defined below) (or securities convertible into senior stock), or amend or alter our articles of incorporation to increase the number of authorized or issued shares of our Series B Preferred Stock; (3) decrease the number of authorized shares of our Series B Preferred Stock (other than as permitted pursuant to a conversion, redemption or repurchase by us thereof); (4) issue any shares of our Series B Preferred Stock (other than pursuant to the Investment Agreement); and (5) effect any voluntary deregistration or delisting with Nasdaq of our common stock.

Furthermore, we may not, unless holders of Series B Preferred Stock otherwise consent in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as BCPE owns at least 5% of the number of shares of Series B Preferred Stock that it held immediately following the completion of either the issuance and sale of the Series B-1 Preferred Stock on March 31, 2021 (if the issuance and sale of the Series B-2 Preferred Stock has not occurred) or the issuance and sale of the Series B-2 Preferred Stock upon completion of our pending acquisition of Coherent, (i) authorize or issue any parity stock (as defined below) and (ii) pay any cash dividend on our common stock (other than ordinary dividends (as defined below)). We also may not, unless BCPE otherwise consents in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as it owns at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the completion of either the issuance and sale of the Series B-1 Preferred Stock on March 31, 2021 (if the issuance and sale of the Series B-2 Preferred Stock has not occurred) or the issuance and sale of the Series B-2 Preferred Stock upon completion of our pending acquisition of Coherent, redeem, repurchase or otherwise acquire (or make or declare any dividend or distribution in respect of) any junior stock (as defined below) (subject to certain exceptions, including, among other things, ordinary dividends, non-cash dividends or other distributions paid pro rata to all holders of our common stock and, if applicable, holders of Series B Preferred Stock, repurchases of junior stock of up to $100 million on an aggregate annual basis and dividends on junior stock in kind or in the form of other junior securities or securities convertible into or exchange for such junior securities). Moreover, under the terms of the Investment Agreement, following the closing of the initial investment and for so long as BCPE beneficially owns shares of Series B Preferred Stock (or shares of our common stock issued upon the conversion thereof) that represent, in the aggregate and on an as-converted basis, at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the completion of either the issuance and sale of the Series B-1 Preferred Stock on March 31, 2021 (if the issuance and sale of the Series B-2 Preferred Stock has not occurred) or the issuance and sale of the Series B-2 Preferred Stock upon completion of our pending acquisition of Coherent, BCPE will have the right to nominate one designee and to designate one observer to the our board of directors. Circumstances may occur in which the interests of BCPE could conflict with the interests of holders of other outstanding capital stock, including our common stock and our Mandatory Convertible Preferred Stock.

The market prices of our securities may decline in the future as a result of our acquisition of Coherent.

The market prices of our securities, including our common stock and our Mandatory Convertible Preferred Stock, may decline in the future as a result of our acquisition of Coherent for a number of reasons, including:

•the unsuccessful integration of Coherent (including for the reasons set forth above); and
•our failure to achieve the perceived benefits of the acquisition, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

Many of these factors are beyond our control. As a consequence, holders of our capital stock, including our common stock and our Mandatory Convertible Preferred Stock, could lose the value of their investment in our capital stock.
We currently anticipate that our acquisition of Coherent will be accretive to earnings per share (on an adjusted earnings basis) in the second year after the completion of the acquisition. This expectation is based on preliminary estimates which may materially change. We also could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the market prices of our securities, including our common stock and our Mandatory Convertible Preferred Stock.

Our future results will suffer if we do not effectively manage our expanded operations following the completion of our acquisition of Coherent.

Following the completion of our acquisition of Coherent, the size of our business will increase significantly beyond the current size of either our or Coherent’s current businesses. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the acquisition.

We and Coherent face competition, which is expected to intensify after the closing of our acquisition of Coherent and which may reduce our market share and profits after consummation of the acquisition.

Competition in the industries in which we and Coherent operate is intense. Increased competition could hurt our and Coherent’s businesses, hinder our respective market share expansions and lead to pricing pressures that may adversely impact our respective margins and revenues. If we are unable to successfully compete following the completion of the acquisition, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
Following the consummation of the acquisition, our competitive position could be weakened by strategic alliances or consolidation within our industries or the development of new technologies by competitors. Our ability to compete successfully will depend on how well we markets our products and services and on our ability to anticipate and respond to various competitive factors affecting our industries, including changes in customer preferences, and changes in the product offerings or pricing strategies of our competitors.

After the consummation of the acquisition, competition could materially adversely affect us in several ways, including (i) the loss of customers and market share, (ii) our need to lower prices or increase expenses to remain competitive and (iii) the loss of business relationships within our existing markets.

We expect to incur substantial expenses related to our acquisition of Coherent and the related integration.

We expect to incur substantial expenses in connection with our acquisition of Coherent and the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits.

While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in us taking significant charges against earnings following the completion of the acquisition, and the amount and timing of such charges are uncertain at present.

Following the consummation of our acquisition of Coherent, we will be bound by all of the obligations and liabilities of both companies.

Following the consummation of our acquisition of Coherent, we will become bound by all of the obligations and liabilities of Coherent in addition to our obligations and liabilities existing prior to the consummation of the acquisition. We cannot predict the financial condition of the combined company at the time of the completion of the acquisition or our ability to satisfy our obligations and liabilities following the completion of the acquisition.

Our acquisition of Coherent may result in a loss of suppliers and strategic alliances and may result in the termination of existing contracts.

Following the completion of our acquisition of Coherent, some of our suppliers or suppliers of Coherent may increase prices or may terminate or scale back their business relationship with us, or even become competitors of ours. We and Coherent have contracts with suppliers, vendors, and other business partners which may require us or Coherent to obtain consents from these other parties in connection with the pending transaction, which may not be obtained at all or on favorable terms. If supplier relationships or strategic alliances are adversely affected by our acquisition of Coherent, or if we, following the completion of the transaction, lose the benefits of our or Coherent’s contracts, our business and financial performance could suffer.

Risks Relating to Our Capital Stock

The trading prices for our securities have been volatile in the past and may be volatile in the future.

The trading prices for our common stock on the Nasdaq Global Select Market Composite varied between a high of $100.44 per share and a low of $36.04 per share in the fiscal year ended June 30, 2021. Likewise, the trading prices of our Mandatory Convertible Preferred Stock varied between a high of $407.35 per share and a low of $174.38 per share in the fiscal year ended June 30, 2021. The market prices of our securities could fluctuate significantly for many reasons, including the following:

•future announcements concerning us or our competitors;
•the overall performance of equity markets;
•the trading volume of our securities;
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
•the impact of any public health crisis on our business, financial condition, results of operations, or prospects or those of our customers and suppliers;
•the acquisition or loss of significant manufacturers, distributors, or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;
•the issuance of common stock or other securities (including shares of common stock issued upon conversion of any shares of Mandatory Convertible Preferred Stock or Series B Preferred Stock or upon conversion of our outstanding convertible notes);
•incurrence of indebtedness;
•quarterly variations in operating results;
•our ability to accurately forecast future performance;

•business acquisitions or divestitures, including developments relating to our pending acquisition of Coherent;
•fluctuations in the economy, political events, or general market conditions; and
•changes in our operating industry generally.

In addition, stock markets have experienced extreme price and volume fluctuations in recent years, including as a result of the effects of the COVID-19 pandemic. Moreover, these fluctuations frequently have been unrelated to the operating performance or underlying fundamentals of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. These fluctuations may be unrelated to our performance or out of our control, and could lead to securities class action litigation that could result in substantial expenses and diversion of management’s attention and corporate resources, any or all of which could adversely affect our business, financial condition, and results of operations.

We expect that the market price of our Mandatory Convertible Preferred Stock will be influenced by yield and interest rates in the capital markets, the time remaining to the mandatory conversion date applicable to the Mandatory Convertible Preferred Stock, our creditworthiness, and the occurrence of certain events affecting us that do not require an adjustment to the fixed conversion rates of the Mandatory Convertible Preferred Stock. Fluctuations in yield rates in particular may give rise to arbitrage opportunities based upon changes in the relative values of the Mandatory Convertible Preferred Stock and our common stock. Any such arbitrage could, in turn, affect the market prices of our common stock and the Mandatory Convertible Preferred Stock. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Mandatory Convertible Preferred Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the market price of the Mandatory Convertible Preferred Stock.

Provisions in our Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”) and the Pennsylvania Business Corporation Law (the “BCL”) may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.

Our Articles of Incorporation and Bylaws contain provisions that could make us a less attractive target for a hostile takeover and could make more difficult or discourage a merger proposal, a tender offer, or a proxy contest. Such provisions include:

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

In addition, certain rights of the holders of the Mandatory Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. For example, if any of certain fundamental changes were to occur on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock may have the right to convert their Mandatory Convertible Preferred Stock, in whole or in part, at an increased conversion rate and will also be entitled to receive a make-whole amount equal to the present value of all remaining dividend payments on their Mandatory Convertible Preferred Stock, as described in the applicable Statement with Respect to Shares governing the Mandatory Convertible Preferred Stock. Likewise, if any of certain fundamental changes were to occur, we or the surviving entity would be required to make an offer to repurchase, at the option and election of the holders thereof, for cash each share of Series B Preferred Stock then outstanding. These features of the Mandatory Convertible Preferred Stock and Series B Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

Because we do not currently intend to pay dividends on our common stock, holders will benefit from an investment in our common stock only if it appreciates in value and by the intended anti-dilution actions of our share-buyback program.

We have never declared nor paid dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings to support operations and to finance the development of our business. As a result, the success of an investment in our common stock will depend entirely upon future appreciation in its value. There is no guarantee that our common stock will maintain its value or appreciate in value.

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

Trading in preferred stock that we have issued may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by the Mandatory Convertible Preferred Stock and, to the extent that markets develop when applicable trading limitations no longer apply, our Series B Preferred Stock. For example, the market price of our common stock could become more volatile and could depress possible sales of our common stock to shareholders who view the Mandatory Convertible Preferred Stock or Series B Preferred Stock as more attractive means of equity participation in us than owning shares of our common stock.

Our common stock is subordinate to our existing and future indebtedness; the Mandatory Convertible Preferred Stock and Series B Preferred Stock; and any other preferred stock we may issue in the future. Our Mandatory Convertible Preferred Stock and Series B Preferred Stock rank junior to all of our and our subsidiaries’ consolidated liabilities.

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

Our common stock ranks junior to our Mandatory Convertible Preferred Stock and Series B Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution, or winding-up of our affairs. This means that, unless accumulated dividends have been paid on all the Mandatory Convertible Preferred Stock and Series B Preferred Stock then outstanding through the most recently completed dividend period, no dividends may be declared or paid on our common stock and we will not be permitted to repurchase any of our common stock, subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution, or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Mandatory Convertible Preferred Stock and Series B Preferred Stock then outstanding the applicable liquidation preferences.

In the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, our assets will be available to pay obligations on the Mandatory Convertible Preferred Stock and Series B Preferred Stock only after all of our consolidated liabilities have been paid. In addition, the Mandatory Convertible Preferred Stock and Series B Preferred Stock rank structurally junior to all existing and future liabilities of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on any or all of the Mandatory Convertible Preferred Stock and Series B Preferred Stock then outstanding.

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

We depend on our subsidiaries for cash to fund our operations and expenses, including future dividend payments with respect to our outstanding preferred stock.

A significant portion of our operations is conducted through our subsidiaries, and our ability to generate cash to meet our debt service obligations or to make future dividend payments with respect to the Mandatory Convertible Preferred Stock and, to the extent we elect to make such payments in cash, our Series B Preferred Stock is highly dependent on the earnings and the receipt of funds from our subsidiaries. Our subsidiaries are separate legal entities that have no obligation to make any funds available to us, whether by dividends, loans, or other payments.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2021, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Compound Semiconductors	700,000	Owned
Easton, PA*	Manufacturing and Research and Development	Compound Semiconductors	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Compound Semiconductors	235,000	Owned and Leased
Warren, NJ	Manufacturing and Research and Development	Compound Semiconductors	159,000	Leased
Newark, DE	Manufacturing and Research and Development	Compound Semiconductors	135,000	Leased
Fremont, CA	Manufacturing and Research and Development	Compound Semiconductors	128,000	Leased
Murrieta, CA	Manufacturing and Research and Development	Compound Semiconductors	108,000	Leased
*Approximately 48,000 square feet are currently used in connection with the Company’s manufacturing operations. The remainder is subleased to a third party.

Information regarding our principal foreign properties at June 30, 2021, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Compound Semiconductors and Photonic Solutions	3,138,000	Owned and Leased
Malaysia	Manufacturing	Photonic Solutions	640,000	Owned
United Kingdom	Manufacturing, Research and Development	Compound Semiconductors and Photonic Solutions	319,000	Owned and Leased
Philippines	Manufacturing	Compound Semiconductors	318,000	Leased
Vietnam	Manufacturing	Compound Semiconductors and Photonic Solutions	211,000	Owned and Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Compound Semiconductors	118,000	Leased
Germany	Manufacturing and Distribution	Compound Semiconductors and Photonic Solutions	101,000	Owned and Leased
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

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “IIVI.” As of August 16, 2021, there were approximately 806 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.

Dividends on the Company’s Series A Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 6% of the liquidation preference of $200.00 per share. The Company may pay declared dividends on the Mandatory Convertible Preferred Stock in cash or, subject to certain limitations, in shares of our common stock or in any combination of cash and shares of our common stock on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2020 and ending on, and including, July 1, 2023.

Dividends on the Company’s Series B Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 5%, subject to increase if II-VI defaults on payment obligation with respect to these shares, not to exceed 14% per annum. Until the fourth anniversary of the issuance of the Series B Convertible Preferred Stock, dividends are payable solely in-kind. After the fourth anniversary, dividends are payable, at the Company’s option, in cash, in-kind or as a combination of both.

ISSUER PURCHASES OF EQUITY SECURITIES
In August 2017, in conjunction with the Company’s offering and sale of our 0.25% outstanding convertible senior notes, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock with a portion of the net proceeds received from the offering and sale of those convertible notes. The shares that were purchased by the Company pursuant to this authorization were retained as treasury stock and are available for general corporate purposes. The Company purchased 1,414,900 shares of its common stock for approximately $50 million pursuant to this authorization.
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2020, the Company purchased 50,000 shares of its common stock for $2 million under this program. As of June 30, 2021, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. The dollar value of shares as of June 30, 2021 that may yet be purchased under the Program is approximately $28 million.

PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the Nasdaq Composite Index and with a peer group of companies constructed by the Company for the period from June 30, 2016, through June 30, 2021. The Company’s current fiscal year peer group includes CMC Materials Inc., Coherent, Inc., Corning Incorporated, Franklin Electric Co., Inc., Lumentum Holdings Inc., MKS Instruments Inc., and Silicon Laboratories, Inc.

Item 6.        SELECTED FINANCIAL DATA
Five-Year Financial Summary
The following selected financial data for the five fiscal years presented are derived from the Company’s audited Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Year Ended June 30,	2021	2020	2019	2018	2017
($000 except per share data)
Statement of Earnings
Net revenues	$3,105,891	$2,380,071	$1,362,496	$1,158,794	$972,046
Net earnings (loss)	297,552	(67,029)	107,517	88,002	95,274
Basic earnings (loss) per share	2.50	(0.79)	1.69	1.41	1.52
Diluted earnings (loss) per share	2.37	(0.79)	1.63	1.35	1.48
Diluted weighted average shares outstanding	115,034	84,828	65,804	65,133	64,507

June 30,	2021	2020	2019	2018	2017
($000)
Balance Sheet
Working capital	$2,297,805	$1,116,076	$542,348	$525,370	$517,344
Total assets	6,512,650	5,234,714	1,953,773	1,761,661	1,477,297
Long-term debt	1,313,091	2,186,092	443,163	419,013	322,022
Total debt	1,375,141	2,255,342	466,997	439,013	342,022
Mezzanine equity	726,178	—	—	—	—
Retained earnings	1,136,777	876,552	943,581	836,064	748,062
Shareholders' equity	3,406,170	2,076,803	1,133,209	1,024,311	900,563

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
On July 7, 2020, the Company closed its underwritten public offering and sale of 2 million shares of Series A Mandatory Convertible Preferred Stock, as well as its underwritten public offering and sale of approximately 11 million shares of its common stock. See Note 11. Equity and Redeemable Preferred Stock, to our Consolidated Financial Statements contained in this Annual Report on Form 10-K for further details.
As we grow, we are focused on scaling our Company and deriving the continued benefits of vertical integration as we strive to be a best in class competitor in all of our highly competitive markets. The Company may elect to change the way in which the Company operates or is organized in the future to enable the most efficient implementation of our strategy.

Pending Acquisition of Coherent, Inc.

On March 25, 2021, II-VI, Coherent, Inc. (“Coherent”) and Watson Merger Sub Inc., a wholly owned subsidiary of II-VI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, Merger Sub will be merged with and into Coherent, and Coherent will continue as the surviving corporation in the merger and wholly owned subsidiary of II-VI (the “Merger”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each share of common stock of Coherent (the “Coherent Common Stock”) issued and outstanding immediately prior to the Effective Time will be canceled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”): (A) $220.00 in cash, without interest (the “Cash Consideration”), and (B) 0.91 of a validly issued, fully paid and nonassessable share of our common stock of II-VI.

Pursuant to the terms of the Merger Agreement, each Coherent restricted stock unit award (a “Coherent RSU”), other than Director RSUs (as defined below), outstanding immediately prior to the Effective Time will be automatically converted into time-based restricted stock units denominated in shares of II-VI Common Stock entitling the holder to receive, upon settlement, a number of shares of II-VI Common Stock equal to the number of shares of Coherent Common Stock subject to the Coherent RSU multiplied by the sum of (A) 0.91, and (B) the quotient obtained by dividing the Cash Consideration by the volume weighted average price of a share of II-VI Common Stock for a 10 trading day period ending prior to the closing of the Merger

(the “Closing”). For Coherent RSUs subject to performance-based vesting conditions and metrics, the number of shares of II-VI Common Stock subject to the converted Coherent RSUs will be determined after giving effect to the Coherent Board of Directors’ determination of the number of Coherent RSUs earned, based on the greater of the target or actual level of achievement of such goals or metrics immediately prior to the Effective Time.

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time- and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to certain vesting acceleration benefits.

Each Coherent RSU granted to a non-employee member of Coherent’s Board of Directors (“Director RSUs”) (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest in full and be canceled and converted into the right to receive the Merger Consideration as if such Director RSU had been settled in shares of Coherent Common Stock immediately prior to the Effective Time.

The Boards of Directors of II-VI and Coherent unanimously approved the Merger and the Merger Agreement. II-VI filed with the SEC a registration statement on Form S-4 relating to the Merger, and the SEC declared that registration statement to be effective on May 6, 2021. Shareholders of II-VI and stockholders of Coherent voted to approve proposals related to the Merger at special meetings held on June 24, 2021 by the respective companies.

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI expects that the Merger will be completed by the end of the first calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.1 billion in debt financing ( the “Debt Financing”). The obligation of the Commitment Parties to provide the Debt Financing provided for in the Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of as of March 30, 2021, the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company (“II-VI Series B-1 Convertible Preferred Stock”) for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the company would issue, sell and deliver to the Investor:

•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company (“II-VI Series B-2 Convertible Preferred Stock”) for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.1 billion, immediately prior to Closing; and

•immediately prior to Closing, the company will receive up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million. This was agreed on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.2 billion.

The expenses associated with the pending acquisition for the year ended June 30, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this Annual Report on Form 10-K.

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

Series A Preferred Stock

As described in Note 11. Equity and Redeemable Preferred Stock, of the Notes to our Consolidated Financial Statements, on July 7, 2020, the Company issued shares of Series A Mandatory Convertible Preferred Stock. Upon conversion, on the mandatory conversion date, each outstanding share of Series A Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert into a number of shares of the Company’s common stock determined based on the market value of the Company’s common stock on the mandatory conversion date, defined as July 1, 2023.

The accounting for the issuance of the Series A Mandatory Convertible Preferred Stock involved significant estimation in approximating the future market value of the Company’s common stock on the mandatory conversion date, which was used to determine whether the Series A Mandatory Convertible Preferred Stock should be classified within shareholders’ equity on the consolidated balance sheet as well as the whether the Preferred Stock should be classified as a participating security.

Management estimated the future market value of its common stock on the mandatory conversion date, through development of a Monte Carlo simulation model. A sensitivity analysis was also performed to confirm the reasonableness of the assumptions, which included volatility and cost of equity. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Goodwill

The Company tests goodwill for impairment annually, and when events or changes in circumstances indicate that goodwill might be impaired. The determination of whether goodwill is impaired requires us to make judgments based on long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated results and general economic and market conditions and their projections. For fiscal year 2021, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units. As of June 30, 2021, no reporting units are at risk for impairment. Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges and other factors. If material adverse conditions occur that impact one or both of our reporting units, our determination of future fair value might not support the carrying amount of one or both of our reporting units, and the related goodwill would need to be impaired.

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

COVID-19 Update

On March 11, 2020, the World Health Organization designated the novel coronavirus disease known as COVID-19 as a global pandemic. In response to the global spread of COVID-19, governments at various levels have implemented unprecedented response measures. Overall, the COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Certain of the measures taken in response to the COVID-19 pandemic have adversely affected, and could in the future materially adversely impact, our business, results of operations, financial condition and stock price. In particular, the COVID-19 pandemic continues to have a significant impact on global markets due to resulting supply chain and production disruptions, workforce and travel restrictions.

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
Fiscal Year 2021 Compared to Fiscal Year 2020
The Company aligns its organizational structure into the following two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. The Company is reporting financial information (revenue and operating income) for these reporting segments in this Annual Report on Form 10-K.
The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2021 and 2020 ($ in millions except per share information):

	Year Ended June 30, 2021		Year Ended June 30, 2020
		% of Revenues		% of Revenues
Total revenues	$3,106	100%	$2,380	100%
Cost of goods sold	1,890	61%	1,561	66%
Gross margin	1,216	39	820	34
Operating expenses:
Internal research and development	330	11	339	14
Selling, general and administrative	484	16	441	19
Interest and other, net	50	2	103	4
Earnings (Loss) before income tax	353	11	(64)	(3)
Income taxes	55	2	3	—
	$298	10%	$(67)	(3)%

Diluted earnings (loss) per share	$2.37		$(0.79)

Consolidated
Revenues. Revenues for the year ended June 30, 2021 increased 30% to $3,106 million, compared to $2,380 million for the prior fiscal year. Revenue for 2021 was a record with growth across all end markets compared to the same period last fiscal year. Communications, our largest vertical, grew 30% compared to the same period last year. This growth was due to a full year of Finisar revenue, strong demand across transceivers, including 200/400G products, as well as other optical communications products. The strong demand for our 3D sensing products drove 118% growth in revenue for Consumer Electronics. Life Sciences grew 65%, driven by demand for our filters, optics and thermo-electric coolers for COVID-19 related PCR testing and sequencing instrumentation. Our Industrial business grew 11% compared to the same period last year, due to strong growth in both "CO 2" and one micron laser components.
Gross margin. Gross margin for the year ended June 30, 2021 was $1,216 million, or 39%, of total revenues, compared to $820 million, or 34% of total revenues, for the same period last fiscal year. Gross margin as a percentage of revenues increased 470 basis points compared to the prior fiscal year. Gross margin was negatively impacted in the prior year by the effects of purchase accounting on inventory, an increased value of $87.7 million related to the fair value adjustment of the acquired Finisar inventory.
Internal research and development. Company-funded internal research and development (“IR&D”) expenses for the fiscal year ended June 30, 2021 were $330 million, or 11% of revenues, compared to $339 million, or 14%. of revenues, last fiscal year. The IR&D expenses are primarily related to the Company continuing to invest in new products and processes across all its businesses including investments in high speed datacom and telecom transceivers, high speed integrated circuits (ICs), 5G technology, 3D sensing, indium phosphide semiconductor lasers, gallium arsenide semiconductor lasers, silicon carbide semiconductor technology, and other emerging market trends.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2021 were $484 million, or 16% of revenues, compared to $441 million, or 19% of revenues, last fiscal year. The Company incurred transaction and integration costs relating to the acquisitions of Finisar, Ascatron and Innovion, the pending acquisition of Coherent, increased stock compensation due to the increased II-VI stock price, as well as the SG&A from the operations of Ascatron and Innovion.
Interest and other, net. Interest and other, net for the year ended June 30, 2021 was expense of $50 million compared to expense of $103 million last fiscal year, or a decrease of $53 million year over year.  Interest and other, net primarily includes $60 million for interest expense on borrowings, and $6 million of foreign currency losses. The decrease compared to prior fiscal year is driven by lower levels of debt outstanding, due to the Term Loan B being repaid with funds from the July 2020 equity raise, as well as gains of $7 million and $11 million recognized in relation to the Innovion acquisition and the Preferred Series B forward sale agreement, respectively. These gains were offset by $25 million of debt issuance costs recognized in conjunction with the repayment of the Company's Term Loan B Facility in fiscal 2021.

There were foreign currency losses of $6 million for the year ended June 30, 2021 due to the volatility in the foreign exchange market, compared to $8 million of losses for the year ended June 30,2020.
Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2021 was 16%, compared to an effective tax rate of (5)% last fiscal year. The current fiscal year’s effective tax rate was lower than statutory rates because of favorable research and development incentives in certain jurisdictions and stock option exercise benefits from the strong II-VI stock price.
Segment Reporting
Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from income from operations in that operating income excludes certain expenses included in interest and other (net), as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 15. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.
Photonic Solutions ($ in millions)

	Year Ended June 30,		% Increase/(Decrease)
	2021	2020
Revenues	$2,038	$1,537	33%
Operating income	$208	$50	316%

The above operating results for the year ended June 30, 2021 include the Company’s acquisition of Finisar in September 2019.
Revenues for the year ended June 30, 2021 for Photonic Solutions increased 33% to $2,038 million, compared to $1,537 million for last fiscal year. The largest driver of the increase is the inclusion of four full fiscal quarters of revenue from Finisar compared to 6 days and three quarters of revenue in the prior year. Our transceiver business grew across all product lines including the 200G and 400G modules.
Operating income for the year ended June 30, 2021 for Photonic Solutions increased 316% to $208 million, compared to an operating income of $50 million last fiscal year. The drivers of the increased operating income were higher sales volume, and improved operating performance and the absence of costs related to purchase accounting that were present in fiscal year 2020.
Compound Semiconductors ($ in millions)

	Year Ended June 30,		% Increase/(Decrease)
	2021	2020
Revenues	$1,068	$821	30%
Operating income	$221	$62	255%

The above operating results for the year ended June 30, 2021 include the Company’s acquisition of Finisar in September 2019.

Revenues for the fiscal year ended June 30, 2021 for Compound Semiconductors increased 30% to $1,068 million, compared to revenues of $821 million last fiscal year. The increase in revenues during the current fiscal year was primarily driven by over a 100% increase in VCSEL product shipments addressing the 3D sensing consumer market, and increased revenues to customers in all of our other markets with significant growth in our Life Sciences business.
Operating income for the fiscal year ended June 30, 2021 for Compound Semiconductors increased 255% to $221 million, compared to operating income of $62 million last fiscal year. The increase in operating income during the current fiscal year was primarily driven by product mix and improved absorption of operating costs due to higher volumes and shipping 3D sensing products. In addition, the expenses associated with the fair value inventory write-up and other related acquisition expenses for Finisar did not repeat in the current year.
Fiscal Year 2020 Compared to Fiscal Year 2019
The Company aligned its organizational structure into the following two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. The Company is reporting financial information (revenue and operating income) for these reporting segments in this Annual Report on Form 10-K.
The following table sets forth select items from our Consolidated Statements of Earnings for the years ended June 30, 2020 and 2019 ($ in millions except per share information):

	Year Ended June 30, 2020		Year Ended June 30, 2019
		% of Revenues		% of Revenues
Total revenues	$2,380	100%	$1,362	100%
Cost of goods sold	1,561	66	841	62
Gross margin	820	34	521	38
Operating expenses:
Internal research and development	339	14	139	10
Selling, general and administrative	441	19	234	17
Interest and other, net	103	4	20	1
Earnings before income tax	(64)	(3)	129	9
Income taxes	3	—	21	2
Net earnings	$(67)	(3)%	$108	8%

Diluted earnings per share	$(0.79)		$1.63

Consolidated
Revenues. Revenues for the year ended June 30, 2020 increased 75% to $2,380 million, compared to $1,362 million for fiscal year 2019. The increase in revenues was primarily attributed to the acquisition of Finisar, which contributed $938 million of revenues for the fiscal year ended June 30, 2020. In addition to the acquisition of Finisar, the increase in revenues within Photonic Solutions was driven by increased demand from customers in the optical communication market, ROADM and other optical communication products addressing the growing deployment of 5G optical networks. Compound Semiconductors recorded a 13% revenue increase during fiscal year 2020, which in addition to revenues from Finisar, was driven by strengthening demand for SiC substrate products addressing RF electronics and high-power switching systems. This segment also realized increased revenues from its aerospace and defense products addressing strengthening demand from customers in the intelligence, surveillance and reconnaissance markets.

Gross margin. Gross margin for the year ended June 30, 2020 was $820 million, or 34%, of total revenues, compared to $521 million, or 38% of total revenues, for the same period fiscal year 2019. Gross margin as a percentage of revenues decreased 380 basis points compared to fiscal year 2019 despite the 75% increase in revenues during this same fiscal year. Gross margin was negatively impacted by additional cost of goods sold of $88 million related to the fair value adjustment of the acquired Finisar inventory, and as the result of product mix relating to Finisar's Transceiver product line which has a lower gross margin profile than the Company's historical margins.

Internal research and development. Company-funded IR&D expenses for the fiscal year ended June 30, 2020 were $339 million, or 14% of revenues, compared to $139 million, or 10% of revenues, fiscal year 2019. The increase in IR&D expenses was primarily due to the Company continuing to invest in new products and processes across all its businesses including investments in 5G technology, 3D Sensing, indium phosphide, LIDAR and other emerging market trends.

Selling, general and administrative. SG&A expenses for the year ended June 30, 2020 were $441 million, or 19% of revenues, compared to $234 million, or 17% of revenues, fiscal year 2019. The increase in SG&A was primarily the result of transaction costs incurred relating to the acquisition of Finisar as well as the SG&A from the Finisar acquisition.

Interest and other, net. Interest and other, net for the year ended June 30, 2020 was expense of $103 million compared to expense of $20 million fiscal year 2019. Interest and other, net primarily includes $89 million for interest expense on borrowings, $14 million of foreign currency losses, and $3 million of equity earnings from unconsolidated investments. Interest expense increased due to the higher levels of outstanding debt incurred in conjunction with the acquisition of Finisar. In addition, the Company expensed $4 million of debt extinguishment costs during fiscal year 2020 and recorded a $5 million impairment charge for an unconsolidated investment as its carrying value was determined to be unrecoverable.

Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2020 was a (5)% benefit, compared to an effective tax rate of 17% fiscal year 2019. Fiscal year 2020’s effective tax rate was negatively impacted by the U.S. enacted tax legislation related to GILTI partially offset by research and development incentives in certain jurisdictions.
Photonic Solutions ($ in millions)

	Year Ended June 30,		% Increase
	2020	2019
Revenues	$1,537	$639	141%
Operating income	$50	$82	(39)%

The above operating results for the year ended June 30, 2020 include the Company’s acquisitions of Finisar in September 2019.
Revenues for the year ended June 30, 2020 for Photonic Solutions increased 141% to $1,537 million, compared to $639 million for fiscal year 2019. Included in revenue for fiscal year 2020 was $904 million of revenues from the Finisar acquisition. Exclusive of the acquisition, the increase in revenues was attributed to increased demand of our 5G optical networks driven by the China broadband initiative.
Operating income for the year ended June 30, 2020 for Photonic Solutions decreased 39% to $50 million, compared to an operating income of $82 million for fiscal year 2019. The decrease in operating income was primarily due to acquisition related expenses related to amortization expense on acquired intangible assets and the expensing of acquired inventory fair value step-up partially offset by incremental margin realized on increased revenues during the year.

Compound Semiconductors ($ in millions)

	Year Ended June 30,		% Increase
	2020	2019
Revenues	$821	$724	13%
Operating income	$62	$82	(24)%

The above operating results for the year ended June 30, 2020 include the Company's acquisition of Finisar in September 2019.

Revenues for the fiscal year ended June 30, 2020 for Compound Semiconductors increased 13% to $821 million, compared to revenues of $724 million for fiscal year 2019. The increase in revenues during fiscal year 2020 was primarily driven by increased VCSEL product shipments addressing the 3D Sensing consumer market, and increased revenues to customers in the aerospace and defense market.
Operating income for the fiscal year ended June 30, 2020 for Compound Semiconductors decreased 24% to $62 million, compared to operating income of $82 million for fiscal year 2019. The decrease in operating income during fiscal year 2020 was primarily driven by the acquisition of Finisar, which includes unabsorbed operating costs incurred at the segment's Sherman, Texas wafer fabrication facility during the qualification phase. In addition, the segment incurred acquisition related expenses associated with expensing of the fair value inventory write-up and other related acquisition expenses.

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
Sources (uses) of Cash (millions):

Year Ended June 30,	2021	2020	2019
Net cash provided by operating activities	$574	$297	$179
Net proceeds from equity issuance	1,611	—	—
Proceeds from exercises of stock options	32	14	9
Proceeds on new long-term borrowings	—	2,121	—
Proceeds from prior credit facility and other borrowings	—	10	150
Payments on Finisar Notes	—	(560)	—
Payments under prior term loan and credit facility	—	(177)	(135)
Debt issuance costs	—	(64)	(6)
Common stock repurchases	—	(2)	(2)
Payments under new long-term borrowings and credit facility	(926)	(138)	—
Additions to property, plant & equipment	(146)	(137)	(137)
Purchases of businesses, net of cash acquired	(34)	(1,037)	(83)
Payment of dividends	(20)	—	—
Payments in satisfaction of employees' minimum tax obligations	(20)	(29)	(7)
Other investing and financing	5	—	—
Effect of exchange rate changes on cash and cash equivalents and other items	22	(12)	(10)

Net cash provided by operating activities:
Net cash provided by operating activities was $574 million during the current fiscal year ended June 30, 2021 compared to $297 million of cash provided by operating activities during the same period last fiscal year. The increase in cash flows provided by operating activities during the year ended June 30, 2021 compared to the same period last fiscal year was primarily driven by additional net earnings of $277 million in the year ended June 30, 2021 compared to the same period last fiscal year.
Net cash provided by operating activities was $297 million and $179 million for the fiscal years ended June 30, 2020 and 2019, respectively. The increase in cash flows provided by operating activities during fiscal year ended June 30, 2020 compared to fiscal year ended June 30, 2019 was primarily driven by increased non-cash charges for depreciation and amortization as well as overall favorable changes in working capital offset by lower earnings as a result of acquisition-related expenses incurred for the acquisition of Finisar. Acquisition-related expenses include transaction expenses, expensing of the fair value write-up of acquired inventory and increased depreciation and amortization charges for acquired property, plant and equipment and intangible assets.
Net cash used in investing activities:
Net cash used in investing activities was $173 million for the fiscal year ended June 30, 2021, compared to net cash used of $1,179 million for the same period last fiscal year. Net cash used in investing activities during the current period primarily included $34 million for net cash paid for the acquisitions of Ascatron AB and INNOViON Corporation and $146 million of capital expenditures to continue to increase capacity to meet the growing demand for the Company’s product portfolio.
Net cash used in investing activities was $1,179 million and $224 million for the fiscal years ended June 30, 2020 and 2019, respectively. Net cash used in investing activities during the fiscal year ended June 30, 2020 primarily included $1,037 million for net cash paid for the acquisition of Finisar, and $137 million of cash paid for property, plant and equipment to increase capacity to meet the growing demand for the Company’s product portfolio.
Net cash provided by financing activities:
Net cash provided by financing activities was $676 million for the fiscal year ended June 30, 2021, compared to net cash provided by financing activities of $1,174 million for the same period last fiscal year. Net cash provided by financing activities was primarily impacted by $1,611 million of net proceeds from the Company's underwritten public offering in July 2020 as well as the issuance of the Series B Preferred Stock in March 2021, offset by cash used to repay borrowings of $926 million.
Net cash provided by financing activities was $1,174 million for the year ended June 30, 2020 compared to net cash provided by financing activities of $5 million for the year ended June 30, 2019. Net cash provided by financing activities during the fiscal year ended June 30, 2020 included net borrowings on long-term debt of $1,256 million primarily to fund the acquisition of Finisar, and $14 million of cash received from exercises of stock options. Net cash provided by financing activities was offset by $64 million of debt issuance costs associated with the increased borrowings, $29 million of cash payments in satisfaction of employees’ minimum tax obligations from the vesting of equity awards and a $2 million payment to repurchase common stock through the Company's share repurchase program.

Senior Credit Facilities

The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The credit agreement governing the Senior Credit Facilities (the "Credit Agreement") provides for senior secured financing of $2.4 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and

(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25 million and a swing loan sub-facility initially not to exceed $20 million.
The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. In conjunction with the repayment, the Company paid $1 million in associated interest and expensed $25 million of debt issuance costs related to the Term B Facility.

The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Finisar Closing Date").

The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s existing or future direct and indirect domestic subsidiaries (collectively, the “Guarantors”). Borrowings under the Senior Credit Facilities are collateralized by a first priority lien in substantially all of the assets of the Company and the Guarantors, except that no real property is collateral under the Senior Credit Facilities.
All amounts outstanding under the Senior Credit Facilities become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Notes”) if (i) the II-VI Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Notes.
Amounts outstanding under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.  The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the Senior Credit Facilities.  Refer to Note 15 for further information regarding this interest rate swap.
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Finisar Closing Date, commencing with the first full fiscal quarter after the Finisar Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Finisar Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.
0.50% Finisar Convertible Notes
Finisar’s outstanding 0.50% Convertible Senior Notes due 2036 (the “Finisar Notes”) may be redeemed at any time on or after December 22, 2021 in whole or in part at the option of the Company at a redemption price equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. Each holder of Finisar Notes also may require Finisar to repurchase all or any portion of such holder’s outstanding Finisar Notes for cash on December 15, 2021, December 15, 2026 and December 15, 2031 at a repurchase price equal to one hundred percent ( 100%of the principal amount of such Finisar Notes plus accrued and unpaid interest. The Finisar Notes will mature on December 15, 2036. Interest on the Finisar Notes accrues at 0.50% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year.
In connection with the acquisition of Finisar, the Company, Finisar and the trustee entered into a First Supplemental Indenture, dated as of September 24, 2019 (the “First Supplemental Indenture”). The First Supplemental Indenture supplements the base indenture (as supplemented, the “Finisar Indenture”), which governs the Finisar Notes. Pursuant to the terms of the First Supplemental Indenture, the Company has fully and unconditionally guaranteed, on a senior unsecured basis, the due and punctual payment and performance of all obligations of Finisar to the holders of the Finisar Notes. The First Supplemental Indenture also provides that the right of holders of Finisar Notes to convert Finisar Notes into cash and/or shares of Finisar’s common stock, is changed to a right to convert Finisar Notes into cash and shares of the Company’s common stock, subject to the terms of the Finisar Indenture.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount, which was $58 million as of June 30, 2021. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the II-VI Notes using the effective interest method.
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $532 million as of June 30, 2021 and $346 million as of June 30, 2020 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).

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

Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Notes are convertible at the option of the holders thereof during the fiscal quarter ending September 30, 2021.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.

Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. II-VI Notes were convertible during the quarters ended March 31, and June 30, 2021; conversions were immaterial.

The following table sets forth total interest expense recognized related to the II-VI Notes for the years ended June 30, 2021, 2020 and 2019 ($000):

	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
0.25% contractual coupon	$874	$876	$874
Amortization of debt discount and debt issuance costs including initial purchaser discount	13,748	13,172	12,550
Interest expense	$14,622	$14,048	$13,424

The effective interest rate on the liability component for the periods presented was 5%. The unamortized discount amounted to $15 million as of June 30, 2021, and is being amortized over the remaining life of the notes
Aggregate Availability
The Company had aggregate availability of $449 million under its Revolving Credit Facility as of June 30, 2021.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1% and 3% for the years ended June 30, 2021 and 2020, respectively.
Share Repurchase Programs
In August 2017, in conjunction with the Company’s offering and sale of the II-VI Notes, the Company was authorized to purchase up to $50 million of its common stock with a portion of the net proceeds received from the offering and sale of those convertible notes. The shares that were purchased by the Company pursuant to this authorization were retained as treasury stock and are available for general corporate purposes. The Company purchased 1,414,900 shares of its common stock for approximately $50 million pursuant to this authorization.
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2020, the Company purchased 50,000 shares of its common stock for $2 million under this program. As of June 30, 2021, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. The dollar value of shares as of June 30, 2021 that may yet be purchased under the Program is approximately $28 million.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,592	$493
Available borrowing capacity	449	375
Total debt obligations	1,375	2,255

The Company believes cash flow from operations, existing cash reserves and available borrowing capacity from its credit facilities and its recent equity raise will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in internal research and development, share repurchases, and internal and external growth objectives at least through fiscal year 2022.

The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2021, the Company held approximately $406 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include the purchase obligations disclosed in the contractual obligations table below. The Company enters into these off-balance sheet arrangements to acquire goods and services used in its business.
Tabular Disclosure of Contractual Obligations

	Payments Due By Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
($000)
Long-term debt obligations	$1,417,270	$62,050	$469,069	$871,263	$14,888
Interest payments (1)	53,255	16,577	30,415	6,263	—
Operating lease obligations, including imputed interest	193,027	34,076	58,397	41,964	58,590
Finance lease obligations, including imputed interest	29,780	2,486	5,178	5,468	16,648
Purchase and sponsorship obligations (2)	386,980	351,525	32,685	1,231	1,539
Total	$2,080,312	$466,714	$595,744	$926,189	$91,665
(1)Interest payments represent both variable and fixed rate interest obligations based on the interest rates in effect at June 30, 2021 relating to the Senior Credit Facilities, the currently outstanding 0.50% convertible senior notes assumed in the Finisar Acquisition, and the currently outstanding 0.25% Convertible Senior Notes due 2022.  These interest payments do not reflect the impact of the interest rate swap that hedges our variable interest payments to fixed interest payments.
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
The Company’s gross unrecognized income tax benefit at June 30, 2021 has been excluded from the table above because the Company is not currently able to reasonably estimate the amount by which the liability will increase or decrease over time.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Chinese Renminbi, Swiss Franc, Malaysian Ringgit and the Japanese Yen. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risk
As of June 30, 2021, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. In November 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. However in March of 2020, the Federal Reserve lowered the interest rates, putting our hedge in a negative position. With the hedge in place, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $12 million for the year ended June 30, 2021.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Management excluded from the scope of its assessment of internal control over financial reporting the internal controls of Ascatron, which was acquired in August 2020, and Innovion, which was acquired in October 2020. The recent acquisitions excluded from management’s assessment of internal controls over financial reporting represented approximately $141.4 million and $117.4 million of total assets and net assets, respectively, as of June 30, 2021 and approximately $22.4 million and $2.5 million of total revenues and net loss, respectively, for the fiscal year then ended. Based on the evaluation, management concluded that as of June 30, 2021, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2021. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of II-VI Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 20, 2021 expressed an unqualified opinion thereon.

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

Accounting for Series A Mandatory Convertible Preferred Stock
Description of the Matter
As described in Note 11 to the consolidated financial statements, on July 7, 2020, the Company issued shares of Series A Mandatory Convertible Preferred Stock. Upon conversion, on the mandatory conversion date, each outstanding share of Series A Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert into a number of shares of the Company’s common stock determined based on the market value of the Company’s common stock on the mandatory conversion date.

Auditing the Company’s accounting for the Series A Mandatory Convertible Preferred Stock was complex due to the significant estimation uncertainty involved in estimating the future market value of the Company’s common stock on the mandatory conversion date, which was used to determine whether the Series A Mandatory Convertible Preferred Stock should be classified within shareholders’ equity on the consolidated balance sheet as well as the related impact to the Company’s earnings per share. The Company used a Monte Carlo simulation model to estimate the future market value of its common stock on the mandatory conversion date, which considers inputs such as volatility and cost of equity, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to management’s accounting for the Series A Mandatory Convertible Preferred Stock. For example, we tested controls that address the risks of material misstatement relating to the estimation of the future market value of the Company’s common stock on the mandatory conversion date, including management’s review of the estimation methodology and significant inputs.

To test the Company’s accounting for the Series A Mandatory Convertible Preferred Stock, our audit procedures included, among others, reading the relevant agreements and the Company’s accounting analysis and evaluating the Company’s conclusions as compared to the relevant accounting guidance. To test the estimated future market value of the Company’s common stock, our audit procedures included, among others, assessing the appropriateness of the estimation methodology used and evaluating the significant inputs. We compared the forecasted volatility of the Company’s common stock price to its historical volatility and compared the cost of equity to prior valuations performed by the Company. We also performed sensitivity analyses to evaluate the changes in the estimated future market value of the Company’s common stock that would result from changes in the significant inputs. We involved our valuation specialist to assist in evaluating the methodology used, to test certain significant inputs and to perform comparative calculations.

Accounting for Series B Convertible Preferred Stock
Description of the Matter	As described in Notes 3, 11 and 16 to the consolidated financial statements, the Company entered into an investment agreement, dated March 25, 2021, and amended and restated as of March 30, 2021, pursuant to which: (1) on March 31, 2021, the Company issued shares of Series B-1 Convertible Preferred Stock; and (2) the Company agreed to issue, immediately prior to the closing of the Company’s acquisition of Coherent, Inc., additional shares of Series B-2 Convertible Preferred Stock. The Series B-1 and B-2 Convertible Preferred Stock are contingently redeemable at the option of the holder on or after the tenth anniversary of the issuance or upon a certain change in control. The Company has concluded that (1) the obligation to issue the shares of Series B-1 Convertible Preferred Stock was required to be measured at fair value as an asset or liability with changes in fair value recognized in earnings; and (2) the obligation to issue the shares of Series B-2 Convertible Preferred Stock is an embedded feature that does not require bifurcation for separate accounting.

Auditing the Company’s accounting for the obligations to issue shares of Series B-1 and B-2 Convertible Preferred Stock was complex due to the significant judgments made by management in determining whether each obligation should be classified and measured as an asset or liability on the consolidated balance sheet or comprises an embedded feature requiring bifurcation and separate accounting.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to management’s accounting for the Series B Convertible Preferred Stock, including management’s review of the relevant agreements and evaluation of the accounting guidance.

To test the Company’s accounting for the obligations to issue shares of Series B-1 and B-2 Convertible Preferred Stock, our audit procedures included, among others, reading the relevant agreements and the Company’s accounting analysis, assessing the pertinent provisions of the Series B-1 and B-2 Convertible Preferred Stock, and evaluating the Company’s conclusions as compared to the relevant accounting guidance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania
August 20, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of II-VI Incorporated

Opinion on Internal Control over Financial Reporting

We have audited II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, II-VI Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ascatron AB (“Ascatron”) and INNOViON Corporation (“Innovion”), which are included in the June 30, 2021 consolidated financial statements of the Company and constituted $141.4 million and $117.4 million of total and net assets, respectively, as of June 30, 2021 and $22.4 million and $2.5 million of revenues and net loss, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ascatron and Innovion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 20, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 20, 2021

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2021	2020
Assets
Current Assets
Cash and cash equivalents	$1,591,892	$493,046
Accounts receivable - less allowance for doubtful accounts of $924 at June 30, 2021 and $1,698 at June 30, 2020	658,962	598,124
Inventories	695,828	619,810
Prepaid and refundable income taxes	13,095	12,279
Prepaid and other current assets	67,617	65,710
Total Current Assets	3,027,394	1,788,969
Property, plant & equipment, net	1,242,906	1,214,772
Goodwill	1,296,727	1,239,009
Other intangible assets, net	718,460	758,368
Deferred income taxes	33,498	22,938
Other assets	193,665	210,658
Total Assets	$6,512,650	$5,234,714

Liabilities. Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$62,050	$69,250
Accounts payable	294,486	268,773
Accrued compensation and benefits	181,491	157,557
Operating lease current liabilities	25,358	24,634
Accrued income taxes payable	20,295	33,341
Other accrued liabilities	145,909	119,338
Total Current Liabilities	729,589	672,893
Long-term debt	1,313,091	2,186,092
Deferred income taxes	73,962	45,551
Operating lease liabilities	125,541	94,701
Other liabilities	138,119	158,674
Total Liabilities	2,380,302	3,157,911
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; authorized - 215,000 shares; issued - 75,000 shares at June 30, 2021, redemption value - $759,583	726,178	—
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; authorized - 5,000,000 shares; issued - 2,300,000 shares at June 30, 2021	445,319	—
Common stock, no par value; authorized - 300,000,000 shares; issued - 119,126,585 shares at June 30, 2021; issued - 105,916,068 shares at June 30, 2020	2,028,273	1,486,947
Accumulated other comprehensive income (loss)	14,267	(87,383)
Retained earnings	1,136,777	876,552
	3,624,636	2,276,116
Treasury stock, at cost - 13,640,555 shares at June 30, 2021 and 13,356,447 shares at June 30, 2020	(218,466)	(199,313)
Total Shareholders' Equity	3,406,170	2,076,803
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$6,512,650	$5,234,714
See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Loss)

Year Ended June 30,	2021	2020	2019
($000, except per share data)
Revenues	$3,105,891	$2,380,071	$1,362,496

Costs, Expenses and Other Expense (Income)
Cost of goods sold	1,889,678	1,560,521	841,147
Internal research and development	330,105	339,073	139,163
Selling, general and administrative	483,989	440,998	233,518
Interest expense	59,899	89,409	22,417
Other expense (income), net	(10,370)	13,998	(2,562)
Total Costs, Expenses and Other Expense (Income)	2,753,301	2,443,999	1,233,683

Earnings (Loss) Before Income Taxes	352,590	(63,928)	128,813

Income Tax Expense	55,038	3,101	21,296

Net Earnings (Loss)	$297,552	$(67,029)	$107,517

Less: Dividends on Preferred Stock	$37,231	$—	$—
Net Earnings (Loss) available to the Common Shareholder	$260,321	$(67,029)	$107,517

Basic Earnings (Loss) Per Share	$2.50	$(0.79)	$1.69

Diluted Earnings (Loss) Per Share	$2.37	$(0.79)	$1.63
See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year Ended June 30,	2021	2020	2019
($000)
Net earnings (loss)	$297,552	$(67,029)	$107,517
Other comprehensive income (loss):
Foreign currency translation adjustments	86,991	(15,969)	(14,319)
Change in fair value of interest rate swap, net of taxes of $3,372 and $0 for the years ended June 30, 2021 and 2020, respectively	12,312	(44,085)	—
Pension adjustment, net of taxes of $576, ($851) and ($1,642) for the years ended June 30, 2021, 2020, and 2019, respectively	2,347	(3,108)	(6,122)
Other comprehensive income (loss)	101,650	(63,162)	(20,441)
Comprehensive income (loss)	$399,202	$(130,191)	$87,076

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

					Accumulated Other
	Common Stock		Preferred Stock		Comprehensive	Retained	Treasury Stock			Mezzanine Equity
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total	Preferred Shares	Amount
(000, including share amounts)
Balance - June 30, 2018	75,693	$351,761	—	$—	$(3,780)	$836,064	(12,396)	$(159,734)	$1,024,311	—	$—
Share-based and deferred compensation activities	622	30,662	—	—	—	—	(158)	(7,224)	23,438	—	—
Net earnings	—	—	—	—	—	107,517	—	—	107,517	—	—
Purchases of treasury stock	—	—	—	—	—	—	(50)	(1,616)	(1,616)	—	—
Foreign currency translation adjustments	—	—	—	—	(14,319)	—	—	—	(14,319)	—	—
Pension adjustment, net of taxes of ($1,642)	—	—	—	—	(6,122)	—	—	—	(6,122)	—	—
Balance - June 30, 2019	76,315	$382,423	—	—	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209	—	$—
Share-based and deferred compensation activities	2,888	116,817	—	—	—	—	(702)	(29,114)	87,703	—	—
Purchases of treasury stock	—	—	—	—	—	—	(50)	(1,625)	(1,625)	—	—
Shares issued related to Finisar acquisition	26,713	987,707	—	—	—	—	—	—	987,707	—	—
Net loss	—	—	—	—	—	(67,029)	—	—	(67,029)	—	—
Foreign currency translation adjustments	—	—	—	—	(15,969)	—	—	—	(15,969)	—	—
Change in fair value of interest rate swap	—	—	—	—	(44,085)	—	—	—	(44,085)	—	—
Balance - Balance - Pension adjustment, net of taxes of ($851)	—	$—	—	—	(3,108)	—	—	—	(3,108)	—	—
Balance - June 30, 2020	105,916	$1,486,947	—	—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803	—	$—
Share-based and deferred compensation activities	2,512	102,737	—	—	—	—	(284)	(19,153)	83,584	—	—
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908	—	—
Net earnings	—	—	—	—	—	297,552	—	—	297,552	—	—
Series B shares issued in March 2021	—	—	—	—	—	—	—	—	—	75	716,087
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(508)	—	—	(508)	—	508
Foreign currency translation adjustments	—	—	—	—	86,991	—	—	—	86,991	—	—
Change in fair value of interest rate swap, net of taxes of $3,372	—	—	—	—	12,312	—	—	—	12,312	—	—
Pension adjustment, net of taxes of $576	—	—	—	—	2,347	—	—	—	2,347	—	—
Dividends	—	—	—	—	—	(36,819)	—	—	(36,819)	—	9,583
Balance - June 30, 2021	119,127	2,028,273	2,300	445,319	14,267	1,136,777	(13,640)	(218,466)	3,406,170	75	726,178

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended June 30,	2021	2020	2019
($000)
Cash Flows from Operating Activities
Net earnings (loss)	$297,552	$(67,029)	$107,517
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	187,803	156,690	75,745
Amortization	82,266	64,192	16,620
Share-based compensation expense	70,953	68,480	21,946
Amortization of discount on convertible debt and debt issuance costs	20,732	22,150	12,550
Debt extinguishment expense	24,747	3,960	—
Losses (gains) on disposals of property, plant and equipment	2,537	(1,461)	—
Losses on foreign currency remeasurements and transactions	5,545	14,442	3,155
Earnings from equity investments	(14,246)	(2,775)	(3,214)
Deferred income taxes	(371)	(42,454)	(10,462)
Impairment of investment	—	4,980	—
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	(51,697)	(91,981)	(50,764)
Inventories	(44,645)	112,572	(36,392)
Accounts payable	2,266	45,026	15,999
Income taxes	(18,086)	40,061	366
Accrued compensation and benefits	23,934	—	—
Other operating net assets (liabilities)	(14,937)	(29,561)	25,409
Net cash provided by operating activities	574,353	297,292	178,475
Cash Flows from Investing Activities
Additions to property, plant & equipment	(146,337)	(136,877)	(137,122)
Purchases of businesses, net of cash acquired	(34,394)	(1,036,609)	(83,067)
Other investing activities	7,774	(5,804)	(3,787)
Net cash used in investing activities	(172,957)	(1,179,290)	(223,976)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	460,000	—	—
Proceeds from issuance of Series A preferred shares	460,000	—	—
Proceeds from issuance of Series B preferred shares	750,000	—	—
Proceeds from borrowings of Term A Facility	—	1,241,000	—
Proceeds from borrowings of Term B Facility	—	720,000	—
Proceeds from borrowings of Revolving Credit Facility	—	160,000	—
Proceeds from borrowings under prior Credit Facility	—	10,000	150,000
Payment of Finisar Notes	—	(560,112)	—
Payments on borrowings under prior Term Loan, Credit Facility, and other loans	—	(176,618)	(135,000)
Payments on borrowings under Term A Facility	(137,050)	(46,538)	—
Payments on borrowings under Term B Facility	(714,600)	(5,400)	—
Payments on borrowings under Revolving Credit Facility	(74,000)	(86,000)	—
Debt issuance costs	—	(63,510)	(5,589)
Equity issuance costs	(58,596)	—	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	32,360	13,467	8,698
Common stock repurchases	—	(1,625)	(1,616)
Payments in satisfaction of employees' minimum tax obligations	(19,701)	(28,700)	(7,092)
Payment of dividends	(20,319)	—	—
Other financing activities	(2,367)	(2,339)	(4,524)
Net cash provided by financing activities	675,727	1,173,625	4,877
Effect of exchange rate changes on cash and cash equivalents	21,723	(3,453)	(1,542)
Net increase (decrease) in cash and cash equivalents	1,098,846	288,174	(42,166)
Cash and Cash Equivalents at Beginning of Period	493,046	204,872	247,038
Cash and Cash Equivalents at End of Period	$1,591,892	$493,046	$204,872
Non cash transactions:
Additions to property, plant & equipment included in accounts payable	$32,028	$21,801	$10,986
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
Leases. Leases are recognized under Accounting Standards Codification 842, Leases. The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Earnings (Loss), lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 13 for additional information.
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
On August 20, 2020, the Company acquired all of the outstanding shares of Ascatron AB ("Ascatron"), located in Sweden and on October 1, 2020, the Company acquired the remaining 6.1% interest in INNOViON Corporation ("Innovion"). Refer to Note 4 Acquisitions for further information regarding the Innovion and Ascatron acquisitions.
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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the quantitative assessment described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the quantitative assessment. Otherwise, the Company will forego the quantitative assessment and does not need to perform any further testing. As of April 1 of fiscal years 2021 and 2020, the Company completed its annual impairment tests of its reporting units using the quantitative assessment. Based on the results of these analyses the Company’s goodwill was not impaired.
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
The Company generally accounts for investments it makes in VIEs in which it has determined that it does not have a controlling financial interest but has significant influence over or holds at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for under ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. If an entity fails to meet the characteristics of a VIE, management then evaluates such entity under the voting model. Under the voting model, management consolidates the entity if they determine that the Company, directly or indirectly, has greater than 50% of the voting shares and determines that other equity holders do not have substantive participating rights.

Series A Mandatory Convertible Preferred Stock. The II-VI Series A Mandatory Convertible Preferred Stock is initially measured at fair value, less underwriting discounts and commissions and offering expenses paid by the Company. The Preferred Stock’s dividends are cumulative, at 6% per annum.

Series B Convertible Preferred Stock. The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to the Common Shareholder.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. The Company had no material loss contingency liabilities at June 30, 2021 related to commitments and contingencies.

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
For contracts with commercial customers, which comprise the majority of the Company’s performance obligations, ownership of the goods and associated revenue are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. The majority of contracts typically require payment within 30 to 90 days after transfer of ownership to the customer.
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
The Company's revenue recognition policy is consistently applied across the Company's segments, product lines, services, and geographical locations. For the periods covered herein, the Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products or services, reduced by the amount of variable consideration related to products expected to be returned. The Company determines variable consideration, which primarily consists of product returns and distributor sales price reductions resulting from price protection agreements, by estimating the impact of such reductions based on historical analysis of such activity.
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
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. See Note 5. Revenue from Contracts with Customers.
Research and Development. Research and development expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology, including allocations of our wafer fabrication and other manufacturing facilities and resources utilized to support R&D programs, are included in research and development expenses as incurred.
Share-Based Compensation. Share-based compensation arrangements require the recognition in net earnings (loss) of the grant date fair value of stock compensation (for equity-classified awards). The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period, net of forfeitures. The estimated annualized forfeitures are based on the Company’s historical experience of pre-vesting cancellations. The Company will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is a measure of all changes in shareholders’ equity that result from transactions and other economic events in the period other than transactions with owners. Accumulated other comprehensive income (loss) is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments, changes in the fair value of interest rate swap derivative instruments, and pension adjustments.

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
Note 2.        Recently Issued Financial Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain types of financial instruments, including trade receivables. The Company adopted this standard on July 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements.
Pronouncements Currently Under Evaluation
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASC 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We plan to adopt this ASU as of July 1, 2021. We estimate the impact of adopting ASU 2020-06 will result in an increase in net debt of $15 million, a decrease in the deferred tax liability of $3 million, a decrease in common stock of $56 million, and an increase in retained earnings of $45 million. The adoption will result in a decrease of interest expense of approximately $12 million in fiscal year 2022.

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

Note 3. Pending Coherent Acquisition

On March 25, 2021, II-VI, Coherent, Inc., and Watson Merger Sub Inc., a wholly owned subsidiary of II-VI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, Merger Sub will be merged with and into Coherent, and Coherent will continue as the surviving corporation in the merger and wholly owned subsidiary of II-VI (the “Merger”).

Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each share of common stock of Coherent, par value $0.01 per share (the “Coherent Common Stock”), issued and outstanding immediately prior to the Effective Time will be canceled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”):

(A) $220.00 in cash, without interest (the “Cash Consideration”), and

(B) 0.91 of a validly issued, fully paid and nonassessable share of common stock of II-VI, no par value per share (“II-VI Common Stock”)

Pursuant to the terms of the Merger Agreement, each Coherent restricted stock unit award (a “Coherent RSU”), other than Director RSUs (as defined below), outstanding immediately prior to the Effective Time will be automatically converted into time-based restricted stock units denominated in shares of II-VI Common Stock entitling the holder to receive, upon settlement, a number of shares of II-VI Common Stock equal to the number of shares of Coherent Common Stock subject to the Coherent RSU multiplied by the sum of (A) 0.91, and (B) the quotient obtained by dividing the Cash Consideration by the volume weighted average price of a share of II-VI Common Stock for a 10 trading day period ending prior to the closing of the Merger (the “Closing”). For Coherent RSUs subject to performance-based vesting conditions and metrics, the number of shares of II-VI Common Stock subject to the converted Coherent RSUs will be determined after giving effect to the Coherent Board of Directors’ determination of the number of Coherent RSUs earned, based on the greater of the target or actual level of achievement of such goals or metrics immediately prior to the Effective Time.

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time- and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to the following vesting acceleration benefits:

(A) for any holder of Coherent RSUs who is a participant under Coherent’s Change of Control and Leadership Change Severance Plan (the “CIC Plan”), the acceleration benefits under the CIC Plan upon such participant’s involuntary termination of employment in accordance with the terms and conditions set forth therein; and

(B) for any holder who is not a participant in the CIC Plan, the following vesting acceleration benefits upon his or her termination of employment by Coherent, II-VI, or their respective subsidiaries without “cause” within the period beginning immediately following the date of the Closing and ending on the date that is 12 months following the date of the Closing (or, if earlier, December 31, 2022) (a “Qualifying Termination”), (1) if such holder’s Qualifying Termination occurs during calendar year 2021, the sum of: (x) 100% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2021 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI, or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2021 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2021 prior to such Qualifying Termination) plus (y) 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI, or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022, or (2) if such holder’s Qualifying Termination occurs during calendar year 2022, 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI, or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2022 prior to such Qualifying Termination).

Each Coherent RSU granted to a non-employee member of Coherent’s Board of Directors (“Director RSUs”) (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest in full and be canceled and converted into the right to receive the Merger Consideration as if such Director RSU had been settled in shares of Coherent Common Stock immediately prior to the Effective Time.

The Boards of Directors of II-VI and Coherent unanimously approved the Merger and the Merger Agreement. II-VI filed with the SEC a registration statement on Form S-4 relating to the Merger, and the SEC declared that registration statement to be effective on May 6, 2021. Shareholders of II-VI and stockholders of Coherent voted to approve proposals related to the Merger at special meetings held on June 24, 2021 by the respective companies.

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI expects that the Merger will be completed by year-end 2021 or at the beginning of the first calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.1 billion in debt financing ( the “Debt Financing”). The obligation of the Commitment Parties to provide the Debt Financing provided for in the Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of March 30, 2021, (the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the Company would issue, sell and deliver to the Investor:

•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-2 Convertible Preferred Stock,” and together with the II-VI Series B-1 Convertible Preferred Stock, “New II-VI Convertible Preferred Stock”), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.1 billion, immediately prior to Closing; and

•immediately prior to Closing, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.

Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.2 billion.

The expenses associated with the pending acquisition for the year ended June 30, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other in Note 15, Segment and Geographic Reporting.

Note 4.        Acquisitions
Acquisition of Ascatron AB
On August 20, 2020, the Company acquired all of the outstanding shares of Ascatron, located in Sweden. The acquisition will add essential elements to the Company's vertically integrated silicon carbide technology platform. Purchase price consideration totaled $37 million.
The Company utilized the widely accepted income-based approach (relief-from-royalty method) to perform the preliminary purchase price allocation.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisitions ($000):

	Previously Reported September 30, 2020	Measurement Period Adjustments (a)	As Adjusted
Assets
Developed technology	$20,000	$(3,622)	$16,378
Goodwill	18,922	3,018	21,940
Other assets	2,511	683	3,194
Total assets acquired	$41,433	$79	$41,512

Liabilities
Non-interest bearing liabilities	$(203)	$(1,101)	$(1,304)
Deferred tax liability	(4,526)	1,022	(3,504)
Total liabilities assumed	(4,729)	(79)	(4,808)
Net assets acquired	$36,704	$—	$36,704

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

The goodwill is recorded in the Compound Semiconductors segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Transaction expenses related to the acquisition totaled $2 million for the year ended June 30, 2021 and are included in Selling, General and Administrative expenses in the Consolidated Statements of Earnings (Loss). Technology is being amortized with a useful life of approximately 17 years.

The revenues and net loss from Ascatron included in the Company's Consolidated Statement of Earnings (Loss) for the year ended June 30, 2021 were $1 million and $3 million, respectively.

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

Purchase of Equity Investment in INNOViON Corporation

On October 1, 2020, II-VI acquired the remaining 6.1% interest in Innovion for $4 million. Innovion is a provider of ion implantation services supporting unique capabilities in semiconductor materials processing. This acquisition will add essential elements to the Company's vertically integrated silicon carbide technology platform.

Through the period ended December 31, 2020, the Company held a 93.9% investment in Innovion which was accounted for as an equity method investment. The Company accounted for the acquisition of the remaining equity of Innovion as a step acquisition, which required remeasurement of the Company's previous ownership interest to fair value prior to completing purchase accounting. Using step acquisition accounting the Company increased the value of its previously held equity investment to its fair value of $67 million, which resulted in a gain of approximately $7 million, recorded in other expense (income), net in the Consolidated Statements of Earnings (Loss) in the second quarter of fiscal year 2021.

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

The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition ($000):

	Previously Reported December 31, 2020	Measurement Period Adjustments (a)	As Adjusted
Assets
Developed technology	$15,000	$(240)	$14,760
Customer lists	10,000	(1,003)	8,997
Goodwill	29,478	3,216	32,694
Property, plant, & equipment	16,556	(1,832)	14,724
ROU Asset	10,644	1,893	12,537
Other assets	12,450	(643)	11,807
Total assets acquired	$94,128	$1,391	$95,519

Liabilities
Non-interest bearing liabilities	$(14,050)	$(1,788)	$(15,838)
Interest bearing liabilities	(3,430)	—	(3,430)
Deferred tax liabilities	(5,743)	397	(5,346)
Total liabilities assumed	$(23,223)	$(1,391)	$(24,614)
Net assets acquired	$70,905	$—	$70,905

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

The goodwill is recorded in the Compound Semiconductor segment and is attributed to the workforce acquired as part of the transaction. The goodwill is non-deductible for income tax purposes. Technology is being amortized with a useful life of approximately 16 years. Customer lists are being amortized with a useful life of approximately 14 years. Transaction expenses for the year ended June 30, 2021 were insignificant.

The revenues from Innovion included in the Company's Consolidated Statement of Earnings for the year ended June 30, 2021 was $21 million. The net income for the same period was $1 million.

Note 5.        Revenue from Contracts with Customers

The following table summarizes disaggregated revenue by market for the years ended June 30, 2021, 2020 and 2019 ($000):

	Year Ended June 30, 2021
	Photonic Solutions	Compound Semiconductors	Total

Industrial	$50,181	$275,698	$325,879
Communications	1,917,697	134,969	2,052,666
Aerospace & Defense	—	201,845	201,845
Consumer	9,138	277,319	286,457
Other	61,268	177,776	239,044
Total Revenues	$2,038,284	$1,067,607	$3,105,891

	Year Ended June 30, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total

Industrial	$52,806	$240,475	$—	$293,281
Communications	1,437,377	125,527	21,557	1,584,461
Aerospace & Defense	—	175,097	—	175,097
Consumer	4,620	126,227	494	131,341
Other	41,987	153,904	—	195,891
Total Revenues	$1,536,790	$821,230	$22,051	$2,380,071

	Year Ended June 30, 2019
	Photonic Solutions	Compound Semiconductors	Total

Industrial	$58,621	$283,422	$342,043
Communications	526,420	92,812	619,232
Aerospace & Defense	—	152,702	152,702
Consumer	2,300	46,826	49,126
Other	51,548	147,845	199,393
Total Revenues	$638,889	$723,607	$1,362,496

"Other" revenue included in the tables above include revenue from the life science/medical, semiconductor and automotive end markets.
Contract Liabilities

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contracts. Contract liabilities are recognized as revenue when performance obligations have been performed. During the year ended June 30, 2021, the Company recognized revenue of $4 million related to customer payments that were included in the consolidated balance sheet as of June 30, 2020. As of June 30, 2021 and June 30, 2020, the Company had $40 million and $39 million, respectively, of contract liabilities recorded in the consolidated balance sheet.

Note 6.        Inventories
The components of inventories were as follows:

June 30,	2021	2020
($000)
Raw materials	$211,890	$190,237
Work in progress	336,391	298,577
Finished goods	147,547	130,996
Total Inventories	$695,828	$619,810

Note 7.        Property, Plant & Equipment
Property, plant & equipment consists of the following:

June 30,	2021	2020
($000)
Land and land improvements	$20,454	$18,396
Buildings and improvements	419,157	345,736
Machinery and equipment	1,483,183	1,352,835
Construction in progress	136,544	111,394
Finance lease right-of-use asset	25,000	25,000
	2,084,338	1,853,361
Less accumulated depreciation	(841,432)	(638,589)
Property, plant, and equipment, net	$1,242,906	$1,214,772
Included in the table above is a building acquired under a finance lease. As of June 30, 2021 and June 30, 2020, the accumulated depreciation of the finance lease ROU asset was $7 million and $6 million, respectively.

Note 8.        Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.
Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,052,494	$186,515	$1,239,009	$134,057	$185,721	$319,778
Goodwill acquired	—	54,634	54,634	919,192	—	919,192
Finisar measurement period adjustments	(4,901)	—	(4,901)	—	—	—
Foreign currency translation	5,435	2,550	7,985	(755)	794	39
Balance-end of period	$1,053,028	$243,699	$1,296,727	$1,052,494	186,515	1,239,009

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2021 and 2020 were as follows ($000):

	June 30, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$476,200	$(106,802)	$369,398	$444,315	$(68,048)	$376,267
Trade Names	22,660	(6,233)	16,427	22,369	(3,669)	18,700
Customer Lists	469,154	(136,519)	332,635	456,223	(92,822)	363,401
Other	1,576	(1,576)	—	1,570	(1,570)	—
Total	$969,590	$(251,130)	$718,460	$924,477	$(166,109)	$758,368

Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2021, 2020 and 2019 was $82 million, $64 million, and $17 million, respectively. The technology intangible assets are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 147 months. The customer lists are being amortized over 60 to 240 months with a weighted-average remaining life of approximately 135 months.

In connection with past acquisitions, the Company acquired trade names with indefinite lives. The carrying amount of these trade names of $14 million as of June 30, 2021 is not amortized but tested annually for impairment. The Company completed its impairment test of these trade names with indefinite lives in the fourth quarter of fiscal years 2021 and 2020. Based on the results of these tests, the trade names were not impaired.

The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2022	$83,463
2023	82,558
2024	80,684
2025	79,196
2026	73,466

Note 9.        Debt
The components of debt for the periods indicated were as follows ($000):

	June 30, 2021	June 30, 2020
Term A Facility, interest at LIBOR, as defined, plus 1.38%	$1,057,412	$1,194,463
Revolving Credit Facility, interest at LIBOR, as defined, plus 1.38%	—	74,000
Debt issuance costs, Term A Facility and Revolving Credit Facility	(25,191)	(32,174)
Term B Facility, interest at LIBOR, as defined, plus 3.50%	—	714,600
Debt issuance costs, Term B Facility	—	(24,747)
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	14,888
0.25% convertible senior notes	344,969	345,000
0.25% convertible senior notes unamortized discount attributable to cash conversion option and debt issuance costs including initial purchaser discount	(16,937)	(30,688)

Total debt	1,375,141	2,255,342
Current portion of long-term debt	(62,050)	(69,250)
Long-term debt, less current portion	$1,313,091	$2,186,092

The scheduled maturities of principal amounts of debt obligations for the next five years and thereafter is as follows ($000):

Year Ending
June 30,
2022	$62,050
2023	407,019
2024	62,050
2025	871,263
2026	—
Thereafter	14,888
Total	$1,417,270

Senior Credit Facilities

The Company currently has Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The credit agreement governing the Senior Credit Facilities (the "Credit Agreement") provides for senior secured financing of $2.4 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Term B Facility” and together with the Term A Facility, the “Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Credit Facilities”).
The Credit Agreement also provides for a letter of credit sub-facility not to exceed $25 million and a swing loan sub-facility initially not to exceed $20 million.

The Term B Facility was repaid in full by the Company subsequent to the public offerings that closed on July 7, 2020. In conjunction with the repayment, the Company paid $1 million in associated interest and expensed $25 million of debt issuance costs related to the Term B Facility.

The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Finisar Closing Date").

The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s existing or future direct and indirect domestic subsidiaries (collectively, the “Guarantors”). Borrowings under the Senior Credit Facilities are collateralized by a first priority lien in substantially all of the assets of the Company and the Guarantors, except that no real property is collateral under the Senior Credit Facilities.
All amounts outstanding under the Senior Credit Facilities become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Notes”) if (i) the II-VI Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Notes.
Amounts outstanding under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default.  The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the Senior Credit Facilities.  Refer to Note 15 for further information regarding this interest rate swap.
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Finisar Closing Date, commencing with the first full fiscal quarter after the Finisar Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Finisar Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.
0.50% Finisar Convertible Notes
Finisar’s outstanding 0.50% Convertible Senior Notes due 2036 (the “Finisar Notes”) may be redeemed at any time on or after December 22, 2021 in whole or in part at the option of the Company at a redemption price equal to one hundred percent (100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. Each holder of Finisar Notes also may require Finisar to repurchase all or any portion of such holder’s outstanding Finisar Notes for cash on December 15, 2021, December 15, 2026 and December 15, 2031 at a repurchase price equal to one hundred percent ( 100%) of the principal amount of such Finisar Notes plus accrued and unpaid interest. The Finisar Notes will mature on December 15, 2036. Interest on the Finisar Notes accrues at 0.50% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year.
In connection with the acquisition of Finisar, the Company, Finisar and the trustee entered into a First Supplemental Indenture, dated as of September 24, 2019 (the “First Supplemental Indenture”). The First Supplemental Indenture supplements the base indenture (as supplemented, the “Finisar Indenture”), which governs the Finisar Notes. Pursuant to the terms of the First Supplemental Indenture, the Company has fully and unconditionally guaranteed, on a senior unsecured basis, the due and punctual payment and performance of all obligations of Finisar to the holders of the Finisar Notes. The First Supplemental Indenture also provides that the right of holders of Finisar Notes to convert Finisar Notes into cash and/or shares of Finisar’s common stock, is changed to a right to convert Finisar Notes into cash and shares of the Company’s common stock, subject to the terms of the Finisar Indenture.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.

As a result of our cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount, which was $58 million as of June 30, 2021. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar nonconvertible debt; the debt discount is being amortized as additional non-cash interest expense over the term of the II-VI Notes using the effective interest method.
The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial conversion rate is 21.25 shares of common stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI common stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $532 million as of June 30, 2021 and $346 million as of June 30, 2020 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).

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

Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Notes are convertible at the option of the holders thereof during the fiscal quarter ending September 30, 2021.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.

Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. II-VI Notes were convertible during the quarters ended March 31, and June 30, 2021; conversions were immaterial.
The following table sets forth total interest expense recognized related to the II-VI Notes for the years ended June 30, 2021, 2020 and 2019 ($000):

	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
0.25% contractual coupon	$874	$876	$874
Amortization of debt discount and debt issuance costs including initial purchaser discount	13,748	13,172	12,550
Interest expense	$14,622	$14,048	$13,424

The effective interest rate on the liability component for the periods presented was 5%. The unamortized discount amounted to $15 million as of June 30, 2021, and is being amortized over the remaining life of the notes.

Aggregate Availability
The Company had aggregate availability of $449 million under its Revolving Credit Facility as of June 30, 2021.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1% and 3% for the years ended June 30, 2021 and 2020, respectively.

Note 10.        Income Taxes

The components of earnings (loss) before income taxes were as follows:

Year Ended June 30,	2021	2020	2019
($000)
U.S. income (loss)	$21,692	$(302,027)	$(34,241)
Non-U.S. income	330,898	238,099	163,054
Earnings (loss) before income taxes	$352,590	$(63,928)	$128,813
The components of income tax expense were as follows:

Year Ended June 30,	2021	2020	2019
($000)
Current:
Federal	$415	$7	$1,755
State	1,632	496	472
Foreign	53,362	45,052	29,531
Total Current	$55,409	$45,555	$31,758
Deferred:
Federal	$13,744	$(43,955)	$(3,764)
State	(431)	1,007	(2,010)
Foreign	(13,684)	494	(4,688)
Total Deferred	$(371)	$(42,454)	$(10,462)
Total Income Tax Expense	$55,038	$3,101	$21,296

Principal items comprising deferred income taxes were as follows:

June 30,	2021	2020
($000)
Deferred income tax assets
Inventory capitalization	$20,753	$19,372
Interest rate swap	6,347	9,847
Non-deductible accruals	7,437	9,325
Accrued employee benefits	14,025	11,095
Net-operating loss and credit carryforwards	163,717	182,625
Share-based compensation expense	8,400	8,110
Other	8,956	9,736
Right of use asset	33,341	31,573
Valuation allowances	(53,765)	(54,559)
Total deferred income tax assets	$209,211	$227,124
Deferred income tax liabilities
Tax over book accumulated depreciation	$(32,692)	$(25,926)
Intangible assets	(153,582)	(160,577)
Tax on unremitted earnings	(21,569)	(21,785)
Convertible debt	(3,321)	(6,006)
Lease liability	(32,053)	(29,768)
Other	(6,458)	(5,676)
Total deferred income tax liabilities	$(249,675)	$(249,738)
Net deferred income taxes	$(40,464)	$(22,614)

The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2021	%	2020	%	2019	%
($000)
Taxes at statutory rate	$74,044	21	$(13,425)	21	$27,051	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	1,246	—	1,194	(2)	(1,212)	(1)
Taxes on non U.S. earnings	(26,557)	(7)	(915)	1	(5,857)	(5)
Valuation allowance	(3,720)	(1)	(9,365)	15	(6,703)	(5)
Research and manufacturing incentive deductions and credits	(22,968)	(6)	(15,836)	25	(11,756)	(9)
Stock compensation	(2,500)	(1)	4,334	(7)	(1,914)	(1)
Repatriation tax	—	—	—	—	14,108	11
GILTI and FDII	27,369	8	36,067	(56)	6,437	5
Other	8,124	2	1,047	(2)	1,142	1
	$55,038	16	$3,101	(5)	$21,296	17

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

The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes.  As a result of the Act, among other things, the Company determined it will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs.  Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes.  Foreign currency gains/losses related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed.  The Company has estimated the associated withholding tax to be $22 million.

During the fiscal years ended June 30, 2021, 2020, and 2019, net cash paid by the Company for income taxes was $60 million, $40 million, and $26 million, respectively.
Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements.  The impact of the tax holidays on our effective rate is a reduction in the rate of 3.22%, (8.91)% and 0.25% for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and the impact of the tax holidays on diluted earnings per share is $0.10, $0.07, and $0.00 for the fiscal years ended June 30, 2021, 2020, and 2019, respectively. The holiday related to II-VI Malaysia Advanced Manufacturing Center Sdn. Bhd will end during the fiscal year ended June 30, 2026, the holiday related to certain II-VI Laser Enterprise Philippines, Inc.'s business lines will end during the fiscal year ended June 30, 2022, and the holiday related to II-VI Vietnam Co., Ltd will end during the fiscal year ended June 30, 2024.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2021:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$79,211	June 2022-June 2041
Foreign tax credits	20,493	June 2022-June 2031
State tax credits	15,434	June 2022-June 2036
State tax credits (indefinite)	39,125	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$47,755	June 2022-June 2036
Loss carryforwards - state	136,454	June 2022-June 2041
Loss carryforwards - state (indefinite)	13,076	Indefinite
Loss carryforwards - foreign	17,375	June 2021-June 2040
Loss carryforwards - foreign (indefinite)	48,884	Indefinite

The Company has recorded a valuation allowance against the majority of the foreign and state loss and credit carryforwards. The Company’s U.S. federal loss carryforwards, federal research and development credit carryforwards, and certain state tax credits resulting from the Company’s acquisitions are subject to various annual limitations under Section 382 of the U.S. Internal Revenue Code.
Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
($000)
Beginning balance	$42,803	$11,520	$9,892
Increases in current year tax positions	3,940	1,506	191
Increases in prior year tax positions	—	—	376
Acquired business	5,341	31,791	6,036
Settlements	(7,514)	—	—
Expiration of statute of limitations	(6,545)	(2,014)	(4,975)
Ending balance	$38,025	$42,803	$11,520

The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2021, 2020 and 2019, there was $0.3 million, $0.6 million and $(0.1) million of interest and penalties within income tax expense, respectively. The Company had $3 million, $4 million and $1 million of interest and penalties accrued at June 30, 2021, 2020 and 2019, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $26 million, $24 million and $6 million at June 30, 2021, 2020 and 2019, respectively. The Company expects a decrease of $2 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.
Fiscal years 2018 to 2021 remain open to examination by the Internal Revenue Service, fiscal years 2016 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2010 to 2021 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination in New York for the years ended June 30, 2018 though June 30, 2019 and under examination for certain subsidiary companies in India for the year ended March 31, 2016; Philippines for the year ended June 30, 2019; and Germany for the years ended June 30, 2012 through June 30, 2018. The Company believes its income tax reserves for these tax matters are adequate.

Note 11. Equity and Redeemable Preferred Stock

Mandatory Convertible Preferred Stock

On July 2, 2020, II-VI announced the pricing of an underwritten public offering of 2,000,000 shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”), resulting in gross proceeds to II-VI from the offering of $400 million, before deducting the underwriting discounts and commissions and offering expenses payable by the Company (the “Preferred Stock Offering”). In addition, the underwriters had a 30-day option to purchase up to an additional 300,000 shares of Series A Mandatory Convertible Preferred Stock at the applicable public offering price, less underwriting discounts and commissions and solely to cover over-allotments with respect to the preferred stock offering. On July 2, 2020, the underwriters exercised the option in full, raising an additional approximately $60 million in gross proceeds. On July 7, 2020, the Company closed the Preferred Stock Offering, including the issuance and sale of 2 million shares of Mandatory Convertible Preferred Stock.

Upon conversion on the mandatory conversion date, July 1, 2023, as determined in accordance with the terms of the Mandatory Convertible Preferred Stock, each outstanding share of the Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert into a number of shares of II-VI Common Stock equal to not more than 4.6512 shares of II-VI Common Stock and not less than 3.8760 shares of II-VI Common Stock (the “Minimum Conversion Rate”), depending on the applicable market value of the II-VI Common Stock, determined in accordance with the terms of the Mandatory Convertible Preferred Stock and subject to certain anti-dilution adjustments.

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

Upon issuance of the Mandatory Convertible Preferred Stock, the Company used a Monte Carlo simulation model to estimate the future market value of the II-VI Common Stock on the mandatory conversion date, based on the following inputs:

Expected Volatility	50% - 55%
Cost of Equity	14% - 17%
Dividend Yield	none

Expected volatility is based on the historical volatility of II-VI Common Stock, taking into consideration the mean-reverting tendency of volatility and the expected term of the Mandatory Convertible Preferred Stock, as well as traded option contracts for II-VI Common Stock. The cost of equity was calculated over a three-year term, assuming a risk-free interest rate of 0.2% derived from the average U.S. Treasury Note rate during the period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on II-VI Common Stock and has no current intention to pay cash dividends on II-VI Common Stock in the future.

The Company declared $27 million of preferred stock dividends during fiscal year 2021 associated with the Mandatory Convertible Preferred Stock. Dividends from the quarter ended June 30, 2021 were $7 million and were presented as other accrued liabilities on the Consolidated Balance Sheet.

The following table presents dividends per share and dividends recognized for the year ended June 30, 2021:

Year Ended June 30, 2021
Dividends per share	11.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	27,140

Redeemable Convertible Preferred Stock
The Company issued 75,000 shares of II-VI Series B-1 Convertible Preferred Stock in the year ended June 30, 2021. Refer to Note 3. Pending Coherent Acquisition for additional information.

In connection with the execution of the Investment Agreement, on March 30, 2021, the Company filed a Statement with Respect to Shares (the “Statement”) with the Pennsylvania Department of State Corporation Bureau to establish the designation, rights and preferences of the II-VI Series B-1 Convertible Preferred Stock. The Statement became effective on March 30, 2021.

The shares of II-VI Series B-1 Convertible Preferred Stock accrue dividends at 5.00% per annum, subject to increase if II-VI defaults on payment obligations with respect to the New II-VI Convertible Preferred Stock, not to exceed 14% per annum. Until the fourth anniversary of March 31, 2021 (the “Initial Issue Date”), dividends are payable solely in-kind. After the fourth anniversary of the Initial Issue Date, dividends are payable on the applicable series, at the Company’s option, in cash, in-kind, or as a combination of both.

The shares of II-VI Series B-1 Convertible Preferred Stock are convertible into shares of II-VI Common Stock as follows:

•at any time after their issuance, at the election of the holder, each share of II-VI Series B-1 Convertible Preferred Stock may be converted into shares of II-VI Common Stock at a conversion price of $85.00 per share (“Conversion Price”), except that the shares of II-VI Series B-1 Convertible Preferred Stock will be so convertible only after the earliest to occur of (i) the issuance of shares of II-VI Series B-2 Convertible Preferred Stock upon the Closing, (ii) the termination of the Merger Agreement or (iii) the delivery by II-VI to the Investor of an offer to repurchase the II-VI Series B-1 Convertible Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement); and

•at any time following the third anniversary of Initial Issue Date, at the election of II-VI, each share of II-VI Series B-1 Convertible Preferred Stock may be converted into shares of II-VI Common Stock at the then-applicable Conversion Price if the volume-weighted average price of II-VI Common Stock exceeds 150% of the then- applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The II-VI Series B-1 Convertible Preferred Stock have voting rights, voting as one class with the II-VI Common Stock, on an as-converted basis, subject to limited exceptions.

On or at any time after the tenth anniversary of the Initial Issue Date:

•each holder has the right to require the Company to redeem all of their II-VI Series B-1 Convertible Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value for such shares (as defined in the Statement) plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”), and

•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of II-VI Series B-1 Convertible Preferred Stock outstanding, for cash, at the Redemption Price.

In connection with any Fundamental Change, and subject to the procedures set forth in the Statement, the Company must, or will cause the survivor of a Fundamental Change (such survivor of a Fundamental Change, the “Acquirer”) to, make an offer to repurchase, at the option and election of the holder thereof, each share of II-VI Series B-1 Convertible Preferred Stock then-outstanding (the “Fundamental Change Repurchase Offer”) at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to the fifth anniversary of the Initial Issue Date, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through the fifth anniversary of the Initial Issue Date.

The II-VI Series B-1 Convertible Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Rights, and upon a Fundamental Change, and is therefore classified as mezzanine equity.

The Company recognized $10 million of preferred stock dividends during the fiscal year ended 2021, which were presented as a reduction to retained earnings on the Consolidated Balance Sheet as of June 30, 2021. The Company incurred $27 million of transaction costs associated with the II-VI Series B-1 Convertible Preferred Stock, of which, $23 million were capitalized, and $4 million were expensed in the Selling, General, and Administrative expenses in the Consolidated Statements of Earnings (Loss) for the fiscal year ended June 30, 2021.

The following table presents dividends per share and dividends recognized for the year ended June 30, 2021:

Year Ended June 30, 2021
Dividends per share	$134.55
Dividends ($000)	9,583
Deemed dividends ($000)	508

The obligation to issue the shares of II-VI Series B-2 Convertible Preferred Stock is an embedded feature within the II-VI Series B-1 Convertible Preferred Stock that does not require bifurcation for separate accounting.

Common Stock Offering

On July 2, 2020, II-VI announced the pricing of an underwritten public offering of 9,302,235 shares of II-VI Common Stock at a public offering price of $43.00 per share, resulting in gross proceeds to II-VI from the offering of approximately $400 million, before deducting the underwriting discounts and commissions and offering expenses payable by II-VI (the “Common Stock Offering”). In addition, the underwriters had a 30-day option to purchase up to an additional 1,395,335 shares of II-VI Common Stock at the applicable public offering price, less underwriting discounts and commissions. On July 2, 2020, the underwriters exercised the option in full, raising an additional approximately $60 million in gross proceeds. On July 7, 2020, the Company closed the Common Stock Offering, including the issuance and sale of approximately 11 million shares II-VI Common Stock.

Note 12.        Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
The diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury method. For the fiscal years ended 2021, 2020 and 2019, diluted shares outstanding include the dilutive effect of the potential shares of the Company's common stock issuable from stock options, performance and restricted shares. For fiscal year ended 2021, the diluted shares outstanding also include the dilutive effect of the potential shares of the Company's Common Stock issuable upon conversion of outstanding convertible debt

The following is a reconciliation of the numerators and denominators of the basis and diluted earnings (loss) per share computations for the periods presented ($000):

Year Ended June 30,	2021	2020	2019
($000 except per share)
Numerator
Net earnings (loss)	$297,552	$(67,029)	$107,517
Deduct Series A preferred stock dividends	(27,140)	—	—
Deduct Series B redeemable preferred stock dividends	(9,583)	—	—
Deduct Series B redeemable preferred stock deemed dividends	(508)	—	—
Basic earnings (loss) available to common shareholders	$260,321	$(67,029)	$107,517

Effect of dilutive securities:
Add back interest on II-VI Notes Due 2022	$12,264	$—	$—
Diluted earnings (loss) available to common shareholders	$272,585	$(67,029)	$107,517

Denominator
Weighted average shares	104,151	84,828	63,584
Effect of dilutive securities
Stock options, performance and restricted shares	3,552	—	2,220
II-VI Notes due 2022	7,331	—	—
Diluted weighted average common shares	115,034	84,828	65,804

Basic earnings (loss) per common share	$2.50	$(0.79)	$1.69

Diluted earnings (loss) per common share	$2.37	$(0.79)	$1.63

The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been antidilutive (in thousands of shares):

Year Ended June 30,	2021	2020	2019
Series A Mandatory Convertible Preferred Stock	8,915	—	—
Series B Redeemable Preferred Stock	2,230	—	—
II-VI Notes due 2022	—	7,331	7,331
Stock options, performance and restricted shares	118	2,345	115
0.50% Finisar Convertible Notes	—	289	—
Total anti-dilutive shares	11,263	9,965	7,446

Note 13.        Leases
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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Finance Lease Cost
Amortization of right-of-use assets	$1,667	$1,667
Interest on lease liabilities	1,268	1,328
Total finance lease cost	2,935	2,995
Operating lease cost	37,361	32,466
Sublease income	1,471	368
Total lease cost	$38,825	$35,093

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	1,268	1,328
Operating cash flows from operating leases	35,641	30,816
Financing cash flows from finance leases	1,152	1,026

Assets Obtained in Exchange for Lease Liabilities
Right-of-use assets obtained in acquisitions	13,391	29,247
Right-of-use assets obtained in exchange for new operating lease liabilities	52,839	29,458
Total assets obtained in exchange for new operating lease liabilities	66,230	58,705

Weighted-Average Remaining Lease Term (in Years)
Finance leases	10.5	11.5
Operating leases	7.0	7.2

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%
Operating leases	6.1%	7.3%
The following table presents future minimum lease payments, which include short-term leases ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$34,076	$2,486	$36,562
Year 2	31,121	2,554	33,675
Year 3	27,276	2,624	29,900
Year 4	23,332	2,697	26,029
Year 5	18,632	2,771	21,403
Thereafter	58,590	16,648	75,238
Total minimum lease payments	$193,027	$29,780	$222,807
Less: amounts representing interest	42,128	7,484	49,612
Present value of total lease liabilities	$150,899	$22,296	$173,195

Note 14.        Share-Based Compensation
The Company’s Board of Directors amended the II-VI Incorporated 2018 Omnibus Incentive Plan, which was approved by the shareholders at the Annual Meeting in November 2018. The Amended Omnibus Plan (the “Plan”) was approved at the annual meeting in November 2020. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of the Company’s common stock authorized for issuance under the Plan is limited to 9,550,000 shares of common stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee.
As of June 30, 2021, there were approximately 8 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
The Company records share-based compensation expense for these awards, which requires the recognition of the grant-date fair value of share-based compensation in net earnings. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company accounts for cash-based stock appreciation rights, cash-based restricted share units and cash-based performance share units as liability awards, in accordance with U.S. GAAP.
Share-based compensation expense for the fiscal years ended June 30, 2021, 2020 and 2019 is as follows $000:

Year Ended June 30,	2021	2020	2019
Stock Options and Cash-Based Stock Appreciation Rights	$10,626	$11,893	$6,801
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units	47,060	49,957	9,242
Performance Share Units and Cash Based Performance Share Units	16,640	11,977	8,920
	$74,326	$73,827	$24,963

Stock Options and Cash-Based Stock Appreciation Rights:
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal year ended June 30, 2021, no stock options were issued. During fiscal years ended June 30, 2020 and 2019, the weighted-average fair value of options granted under the Plan was $14.79 and $20.66, respectively, per option using the following assumptions:

Year Ended June 30,	2020	2019
Risk-free interest rate	1.50%	2.80%
Expected volatility	39%	37%
Expected life of options	6.91 years	6.96 years
Dividend yield	None	None

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
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2021 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - July 1, 2020	3,721,801	$26.99	230,374	$32.13
Exercised	(1,047,216)	$21.04	(76,880)	$28.75
Forfeited and Expired	(31,951)	$33.86	(8,160)	$34.14
Outstanding - June 30, 2021	2,642,634	$29.26	145,334	$33.80
Exercisable - June 30, 2021	1,805,735	$25.31	63,209	$27.36

As of June 30, 2021, 2020 and 2019, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $88 million, $80 million and $56 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2021, 2020, and 2019 was $49 million, $20 million, and $15 million, respectively. As of June 30, 2021, total unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights was $9 million. This cost is expected to be recognized over a weighted-average period of approximately two years.

Outstanding and exercisable stock options at June 30, 2021 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$13.34 - $18.07	574,264	3.55	$16.18	574,264	3.55	$16.18
$18.07 - $24.35	685,719	4.01	$20.83	674,952	3.94	$20.70
$24.35 - $35.39	542,224	6.79	$33.21	291,734	6.18	$34.20
$35.39 - $36.90	573,384	8.21	$36.47	126,567	8.16	$36.43
$36.90 - $49.90	412,377	7.08	$47.85	201,427	6.96	$47.60
	2,787,968	5.78	$29.49	1,868,944	4.78	$25.38
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units:
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision.
Restricted share award, restricted share unit, and cash-based restricted share unit activity during the fiscal year ended June 30, 2021, was as follows:

	Restricted Share Awards		Restricted Share Units		Cash-Based Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2020	50,527	$35.92	2,242,412	$39.46	82,003	$38.31
Granted	—	$—	1,277,460	$45.74	5,194	$44.30
Vested	(49,525)	$35.47	(996,955)	$37.91	(38,943)	$38.57
Forfeited	(1,002)	$18.42	(196,745)	$38.36	(2,381)	$38.91
Nonvested - June 30, 2021	—	$—	2,326,172	$43.67	45,873	$38.75

As of June 30, 2021, total unrecognized compensation cost related to non-vested, restricted share unit and cash-based restricted share units was $68 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share award and restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share awards, restricted share units, and cash-based restricted share units granted during the years ended June 30, 2021, 2020 and 2019, was $59 million, $11 million and $10 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $69 million, $75 million and $20 million during fiscal years 2021, 2020 and 2019, respectively.
Performance Share Units and Cash-Based Performance Share Units:
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units and cash-based performance share units under the Plan. As of June 30, 2021, the Company had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.
For our relative Total Shareholder Return (“TSR”) performance-based units, which are based on market performance of our stock as compared to the S&P Composite 1500 – Electronic Equipment, Instruments & Components Index, the compensation cost is recognized over the performance period on a straight-line basis, because the grants vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR performance-based units using the Monte-Carlo simulation model.
The performance share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based performance share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. Performance share unit and cash-based performance share unit activity relating to the Plan during the year ended June 30, 2021, was as follows:

	Performance Share Units		Cash-Based Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2020	409,246	$40.96	35,188	$38.54
Granted	209,639	$52.04	—	$—
Vested	(187,410)	$30.03	(14,928)	$35.25
Forfeited	(5,344)	$37.66	—	$—
Performance Adjustments	92,178	$17.52	7,464	$35.25
Nonvested - June 30, 2021	518,309	$45.28	27,724	$39.43
As of June 30, 2021, total unrecognized compensation cost related to non-vested performance share units and cash-based performance share units was $12 million. This cost is expected to be recognized over a weighted-average period of approximately 1.65 years. The total fair value of the performance share units and cash-based performance share units granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $14 million, $15 million and $10 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2021, 2020 and 2019 was $9 million, $6 million and $11 million, respectively. The performance adjustments relate to grants that exceeded the performance targets when vested during FY21, including the final number of shares issued, which were 200% of the target units based on actual results during the three-year performance period.

Note 15.        Segment and Geographic Reporting
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
The Compound Semiconductors segment has locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium, the United Kingdom, Italy, South Korea, the Philippines, Vietnam, Sweden, and Taiwan. This segment address all of II-VI's seven end markets, namely: communications, industrial, aerospace & defense, consumer electronics, semiconductor capital equipment, life sciences and automotive. This segment designs, manufactures and markets the following products: (i) optical and electro-optical components and materials used primarily in CO2 lasers, fiber-lasers and direct diode lasers for materials processing applications; (ii) infrared optical components and high-precision optical assemblies for aerospace and defense, medical and commercial laser imaging applications; (iii) semiconductor lasers and detectors for optical interconnects and sensing applications; (iv) engineered materials for thermoelectric, ceramics and silicon carbide for a wide range of applications; and (v) compound semiconductor epitaxial wafers for applications in optical and wireless communication.
The Photonic Solutions segment has locations in the United States, China, Vietnam, Germany, Japan, the United Kingdom, Italy, Malaysia, Australia, and Hong Kong. This segment manufactures (i) transceivers for data centers and telecom optical networks; (ii) pump lasers, optical amplifiers, wavelength selective switches and advanced components for telecom networks; (iii) crystal materials, optics, lasers and optoelectronic modules for a wide range of applications, including in optical communications, life sciences, and consumer electronics markets.
In September 2019, the Company completed its acquisition of Finisar. The operating results of this acquisition have been reflected in the selected financial information of the Company’s Photonic Solutions segment and Compound Semiconductors Segment beginning on October 1, 2019, with the results from September 24, 2019 to September 30, 2019 reflected in Unallocated and Other.
The accounting policies are consistent across both of the segments. To the extent possible, the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Unallocated and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the pending Coherent acquisition in the fiscal year ended June 30, 2021. In the fiscal year ended June 30, 2020, it included transaction costs related to the Finisar acquisition.
The following tables summarize selected financial information of the Company’s operations by segment:

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2021
Revenues	$2,038,284	$1,067,607	$—	$3,105,891
Inter-segment revenues	35,358	244,407	(279,765)	—
Operating income (loss)	207,652	221,239	(26,772)	402,119
Interest expense	—	—	—	(59,899)
Other income, net	—	—	—	10,370
Income taxes	—	—	—	(55,038)
Net earnings	—	—	—	297,552
Depreciation and amortization	161,208	108,861	—	270,069
Expenditures for property, plant & equipment	87,304	59,033	—	146,337
Segment assets	4,231,289	2,281,361	—	6,512,650
Goodwill	1,053,028	243,699	—	1,296,727

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2020
Revenues	$1,536,790	$821,230	$22,051	$2,380,071
Inter-segment revenues	31,515	164,884	(196,399)	—
Operating income (loss)	49,930	62,279	(72,730)	39,479
Interest expense	—	—	—	(89,409)
Other income, net	—	—	—	(13,998)
Income taxes	—	—	—	(3,101)
Net loss	—	—	—	(67,029)
Depreciation and amortization	112,203	104,936	3,743	220,882
Expenditures for property, plant & equipment	45,795	88,318	2,764	136,877
Segment assets	3,502,467	1,732,247	—	5,234,714
Goodwill	1,052,494	186,515	—	1,239,009

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2019
Revenues	$638,889	$723,607	$—	$1,362,496
Inter-segment revenues	12,568	94,405	(106,973)	—
Operating income	81,898	82,414	(15,643)	148,668
Interest expense	—	—	—	(22,417)
Other income, net	—	—	—	2,562
Income taxes	—	—	—	(21,296)
Net earnings	—	—	—	107,517
Depreciation and amortization	26,273	66,092	—	92,365
Expenditures for property, plant & equipment	44,851	83,899	—	128,750
Segment Assets	681,610	1,272,163	—	$1,953,773
Goodwill	134,057	185,721	—	$319,778

Geographic information for revenues from the legal country of origin, and long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows:

	Revenues
Year Ended June 30,	2021	2020	2019
($000)
United States	$2,017,152	$1,432,195	$405,404
Non-United States
Hong Kong	356,356	299,359	319,601
China	343,483	292,139	290,287
Japan	132,015	146,325	109,670
Germany	153,548	124,934	155,000
Vietnam	38,799	22,152	22,322
Switzerland	24,462	35,895	32,770
Korea	12,406	8,537	11,674
Taiwan	11,385	3,743	2,005
Singapore	5,103	5,791	6,868
Philippines	4,974	4,479	4,179
United Kingdom	4,560	4,226	2,712
Other	1,648	296	4
Total Non-United States	$1,088,739	$947,876	$957,092
	$3,105,891	$2,380,071	$1,362,496

	Long-Lived Assets
June 30,	2021	2020
($000)
United States	$737,151	$754,815
Non-United States
China	402,987	369,544
United Kingdom	60,090	55,028
Malaysia	53,187	46,162
Switzerland	37,121	37,129
Sweden	27,374	24,270
Germany	16,703	18,631
Australia	13,627	12,321
Vietnam	10,246	11,140
Philippines	7,890	7,607
Taiwan	6,532	—
Korea	4,595	3,438
Hong Kong	2,104	2,870
Other	1,916	1,965
Total Non-United States	$644,372	$590,105
	$1,381,523	$1,344,920

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $29 million is recognized in the Consolidated Balance Sheet within other accrued liabilities (current) and other liabilities (non-current). Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Consolidated Balance Sheet and reclassified into the Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to June 30, 2021; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 9. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at June 30, 2021 ($000):

	Fair Value	Carrying Value
II-VI Notes	$549,580	$328,032
Finisar Notes	$14,889	$14,888

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
By entering into the Investment Agreement as described in Note 3 on March 25, 2021, the Company entered into a commitment to issue shares of II-VI Series B-1 Convertible Preferred Stock on the Initial Closing Date for a fixed price (such commitment the "Forward Sale Commitment"). The Forward Sale Commitment comprises a financial instrument, other than an outstanding share, that, at inception, has both of the following characteristics: (i) embodies an obligation to repurchase the Company's equity shares and (ii) requires or may require the Company to settle the obligation by transferring assets. Under ASC 480, Distinguishing Liabilities from Equity, it is required to be initially measured and subsequently remeasured, at fair value as an asset or liability with changes in fair value recognized in earnings. An option pricing model was utilized to calculate the fair value of the Forward Sale Commitment. The Company recognized $11 million of realized gains within Other Expense (Income), Net in the Consolidated Statements of Earnings (Loss) for the year ended June 30, 2021, related to the Forward Sale Commitment due to changes in its fair value from March 25, 2021 to its settlement on March 31, 2021.
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
Note 17.        Employee Benefit Plans
Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions accrued for the plan are made at the discretion of the Company’s board of directors and were $2 million, $6 million, and $5 million for the years ended June 30, 2021, 2020 and 2019, respectively.
On August 18, 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“2018 Plan”) for full time U.S. employees who have completed two years of continuous employment with the Company, and the 2018 Plan was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders in November 2018. The employee may purchase the Company’s common stock for the lesser of 90% of the fair market value of the shares (i) on the first trading day of the offering period, or (ii) on the purchase date. Offering periods will run from August through January and from February through July each year. The number of shares which may be bought by an employee during each fiscal year is limited to 15% of the employee’s base pay. The 2018 Plan limits the number of shares of common stock available for purchase to 2,000,000 shares. As of June 30, 2021, there have been 361,834 shares purchased on behalf of the employees under the 2018 Plan.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for years ended June 30, 2021 and 2020 were $4 million and $3 million, respectively. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $25 million and $27 million as of June 30, 2021 and 2020, respectively. The pension adjustment amount recognized in accumulated other comprehensive income was $2 million decrease and $3 million increase for the fiscal years ended June 30, 2021 and 2020, respectively. The accumulated benefit obligation was $90 million as of June 30, 2021, compared to $85 million as of June 30, 2020.
Estimated future benefit payments under the Swiss Plan are estimated to be as follows:

Year Ending June 30,
($000)
2022	$5,500
2023	4,700
2024	4,900
2025	6,100
2026	7,500
Next five years	35,800

Note 18.        Other Accrued Liabilities
The components of other accrued liabilities were as follows:

June 30,	2021	2020
($000)
Contract liabilities	$13,926	$17,328
Warranty reserves	21,868	27,620
Other accrued liabilities	110,115	74,390
	$145,909	$119,338

Note 19.        Commitments and Contingencies
The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain liquidated damage provisions for early termination. The Company does not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments based upon historical experience and current expectations. The Company also has contingent obligations relating to earnout arrangements on its acquisitions of $1 million. Total future purchase commitments held by II-VI as of June 30, 2021, were $352 million in fiscal 2022, and $35 million thereafter.

Note 20.        Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2020 the Company purchased 50,000 shares of its common stock for $2 million under this program. As of June 30, 2021, the Company has cumulatively purchased 1,416,587 shares of II-VI common stock pursuant to the Program for approximately $22 million.

Note 21.        Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the years ended June 30, 2021, 2020, and 2019 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2018	$(1,308)	$—	$(2,472)	$(3,780)
Other comprehensive income (loss) before reclassifications	(14,319)	—	(6,307)	(20,626)
Amounts reclassified from AOCI	—	—	185	185
Net current-period other comprehensive income	(14,319)	—	(6,122)	(20,441)
AOCI - June 30, 2019	$(15,627)	$—	$(8,594)	$(24,221)
Other comprehensive income (loss) before reclassifications	(15,969)	(46,067)	(3,528)	(65,564)
Amounts reclassified from AOCI	—	1,982	420	2,402
Net current-period other comprehensive income	(15,969)	(44,085)	(3,108)	(63,162)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$(11,702)	$(87,383)
Other comprehensive income (loss) before reclassifications	86,991	(2,687)	1,709	86,013
Amounts reclassified from AOCI	—	14,999	638	15,637
Net current-period other comprehensive income	86,991	12,312	2,347	101,650
AOCI - June 30, 2021	$55,395	$(31,773)	$(9,355)	$14,267

Quarterly Financial Data (unaudited)
Fiscal Year 2021

Quarter Ended	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
($000, except per share)
2021
Net revenues	$808,006	$783,232	$786,569	$728,084
Cost of goods sold	500,379	483,676	464,103	441,520
Internal research and development	83,768	83,231	84,858	78,248
Selling, general and administrative	126,666	131,244	118,893	107,186
Interest expense	14,066	13,034	15,585	17,214
Other expense (income) - net	(10,124)	(21,432)	(3,153)	24,339
Earnings (loss) before income taxes	93,251	93,479	106,283	59,577
Income taxes	10,957	12,387	18,383	13,311
Net Earnings (Loss)	$82,294	$81,092	$87,900	$46,266

Basic earnings (loss) per share	$0.62	$0.71	$0.78	$0.39

Diluted earnings (loss) per share	$0.59	$0.66	$0.73	$0.38

Fiscal Year 2020

Quarter Ended	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
($000, except per share)
2020
Net revenues	$746,290	$627,041	$666,331	$340,409
Cost of goods sold	444,153	381,108	517,991	217,269
Internal research and development	100,489	94,764	107,700	36,120
Selling, general and administrative	134,152	82,133	119,218	105,495
Interest expense	25,521	28,530	28,390	6,968
Other expense (income) - net	1,264	7,168	487	5,079
Earnings before income taxes	40,711	33,338	(107,455)	(30,522)
Income taxes	(10,550)	27,417	(9,242)	(4,524)
Net Earnings	$51,261	$5,921	$(98,213)	$(25,998)

Basic earnings per share	$0.56	$0.07	$(1.08)	$(0.39)

Diluted earnings per share	$0.53	$0.06	$(1.08)	$(0.39)

SCHEDULE II
II-VI INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2021, 2020, AND 2019
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2021:
Allowance for doubtful accounts	$1,698	$301	$—		$(1,075)	(3)	$924
Warranty reserves	$27,620	$2,134	$—		$(7,886)		$21,868
Deferred tax asset valuation allowance	$54,559	$(2,545)	$1,751	(2)	$—		$53,765

YEAR ENDED JUNE 30, 2020:
Allowance for doubtful accounts	$1,292	$956	$—		$(550)	(3)	$1,698
Warranty reserves	$4,478	$11,507	$37,453	(1)	$(25,818)		$27,620
Deferred tax asset valuation allowance	$20,190	$(2,186)	$36,555	(1)	$—		$54,559

YEAR ENDED JUNE 30, 2019:
Allowance for doubtful accounts	$837	$548	$—		$(93)	(3)	$1,292
Warranty reserves	$4,679	$4,185	$—		$(4,386)		$4,478
Deferred tax asset valuation allowance	$21,797	$(1,607)	$—		$—		$20,190

(1) Related to amounts assumed from the Finisar Acquisition.
(2) Primarily related to currency translation adjustments.
(3) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective.
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

Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the information set forth under the captions “Election of Directors and Delinquent Section 16(a) Reports" in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).
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
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.

Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation in Fiscal Year 2021,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.
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
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2021 is set forth under Item 8 of this Annual Report on Form 10-K.
Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

Exhibit No.	Description	Location
2.01	Agreement and Plan of Merger, dated as of November 8, 2018, by and among II-VI Incorporated, Mutation Merger Sub Inc. and Finisar Corporation.	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 9, 2018.
2.02	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	Incorporated herein by reference to Exhibit 2.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 25, 2021.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated.	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Amended and Restated By-Laws of II-VI Incorporated, as amended and restated effective February 26, 2021.	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 001-39375) filed on March 1, 2021.
3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020.	Incorporated herein by reference to Exhibit 3.03 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021.	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 31, 2021.
4.01	Indenture, dated as of August 29, 2017, by and between II-IV Incorporated and U.S. Bank, National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2017.
4.02	Form of 0.25% Convertible Senior Notes due 2022.	Included in Exhibit 4.01.
4.03	Description of II-VI's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated herein by reference to Exhibit 4.03 of II-VI's Annual Report on Form 10-K (File No, 001-39375) for the fiscal year ended June 30, 2020.
4.04	Indenture, dated as of December 21, 2016 by and between Finisar Corporation and Wells Fargo Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 4.1 to Finisar Corporation's Current Report on Form 8-K (File No. 000-27999) filed on December 21, 2016.

4.05	First Supplemental Indenture, dated as of September 24, 2019, by and among II-VI Incorporated, Finisar Corporation and Wells Fargo Bank, National Association, as trustee	Incorporated herein by reference to Exhibit 4.2 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2019.
4.06	Form of 0.50% Convertible Senior Notes due 2036	Included in Exhibit 4.04.
4.07	Form of 6.00% Series A Mandatory Convertible Preferred Stock Certificate.	Included in Exhibit 3.03.
10.01
Amended and Restated Credit Agreement, dated as of September 24, 2019, by and among II-VI Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto
Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on September 24, 2019.
10.02	Amended and Restated Employment Agreement, effective January 26, 2020, by and between II-VI Incorporated and Vincent D. Mattera, Jr. *	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on January 30, 2020.

10.03	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	Incorporated herein by reference to Exhibit 10.15 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2018.
10.04	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended (P)	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.05	Description of Bonus Incentive Plan*	Incorporated herein by reference to Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.06	Description of Discretionary Incentive Plan (now known as the Goal/ Results Incentive Program)*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.
10.07	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)*	Incorporated herein by reference to Exhibit 10.17 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2015.

10.08	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)*	Incorporated herein by reference to Exhibit 10.18 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2015.
10.09	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.10	II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit A to II-VI’s Definitive Proxy Statement on Schedule 14A (File No. 000-16195) filed on September 25, 2009.
10.11	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2009 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2011.
10.12	II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 5, 2012.
10.13	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.

10.14	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Registration Statement on Form S-8 (File No. 333-199855) filed on November 4, 2014.
10.15	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.

10.16	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2015.
10.17	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.

10.18	Form of Restricted Share Award Agreement (3 year) under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.
10.19	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.07 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.
10.20	Form of Performance Share Award Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.20 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.

10.21	II-VI Incorporated 2018 Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 13, 2018.
10.22	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 99.1 to II-VI’s Registration Statement on Form S-8 (File No. 333-249995) filed on November 10, 2020.
10.23	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.24	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.25	Form of Restricted Share Unit Settled In Cash Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.

10.26	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.27	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.28	Form of Performance Share Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.28 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.

10.29	II-VI Incorporated Executive Severance Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 000-16195) filed on August 22, 2019.
10.30	Form of Participation Agreement for the II-VI Incorporated Executive Severance Plan*	Incorporated herein by reference to Exhibit 10.2 to II-VI's Current Report on Form 8-K (File No. 000-016195) filed on August 22, 2019.
10.31	Amended and Restated Investment Agreement, dated as of March 30, 2021 by and between II-VI Incorporated and BCPE Watson (DE) SPV, LP	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 31, 2021.
10.31	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled)	Filed herewith.
10.32	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled	Filed herewith.
21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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
Furnished herewith.

101	Interactive Data File

(101.INS)	Inline XBRL Instance Document	Filed herewith.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.DEF)	Inline XBRL Taxonomy Definition Linkbase	Filed herewith.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

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

II-VI INCORPORATED

Date: August 20, 2021	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 20, 2021	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer and Director
Principal Financial and Accounting Officer:

Date: August 20, 2021	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

Date: August 20, 2021	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman of the Board

Date: August 20, 2021	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 20, 2021	By:	/s/ RADM Marc Y. E. Pelaez (retired)
RADM Marc Y. E. Pelaez (retired)
Director

Date: August 20, 2021	By:	/s/ Howard H. Xia
Howard H. Xia
Director

Date: August 20, 2021	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director

Date: August 20, 2021	By:	/s/ Enrico Digirolamo
Enrico Digirolamo
Director

Date: August 20, 2021	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 20, 2021	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 20, 2021	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 20, 2021	By:	/s/ Stephen Pagliuca
Stephen Pagliuca
Director