Form 10-Q
period 2021-09-30
II-VI INC
filed 2021-11-09
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 5, 2021, 106,139,773 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2021	June 30, 2021
Assets
Current Assets
Cash and cash equivalents	$1,560,175	$1,591,892
Accounts receivable - less allowance for doubtful accounts of $1,041 at September 30, 2021 and $924 at June 30, 2021	663,940	658,962
Inventories	747,413	695,828
Prepaid and refundable income taxes	14,652	13,095
Prepaid and other current assets	64,771	67,617
Total Current Assets	3,050,951	3,027,394
Property, plant & equipment, net	1,242,093	1,242,906
Goodwill	1,294,748	1,296,727
Other intangible assets, net	697,209	718,460
Deferred income taxes	33,495	33,498
Other assets	197,366	193,665
Total Assets	$6,515,862	$6,512,650
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$420,029	$62,050
Accounts payable	295,003	294,486
Accrued compensation and benefits	125,218	181,491
Operating lease current liabilities	27,087	25,358
Accrued income taxes payable	12,148	20,295
Other accrued liabilities	149,172	145,909
Total Current Liabilities	1,028,657	729,589
Long-term debt	956,377	1,313,091
Deferred income taxes	81,173	73,962
Operating lease liabilities	125,145	125,541
Other liabilities	130,138	138,119
Total Liabilities	2,321,490	2,380,302
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; authorized - 215,000 shares; issued - 75,000 shares at September 30, 2021 and June 30, 2021 redemption value - $769,287 and $759,583, respectively	736,360	726,178
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; authorized - 5,000,000 shares; issued - 2,300,000 shares at September 30, 2021 and June 30, 2021.	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 119,970,679 shares at September 30, 2021; 119,126,585 shares at June 30, 2021	2,002,452	2,028,273
Accumulated other comprehensive income	2,567	14,267
Retained earnings	1,239,075	1,136,777
	3,689,413	3,624,636
Treasury stock, at cost; 13,840,320 shares at September 30, 2021 and 13,640,555 shares at June 30, 2021	(231,401)	(218,466)
Total Shareholders' Equity	3,458,012	3,406,170
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$6,515,862	$6,512,650
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2021	2020
Revenues	$795,111	$728,084

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	478,921	441,520
Internal research and development	88,966	78,248
Selling, general and administrative	132,174	107,186
Interest expense	12,191	17,214
Other expense (income), net	(7,582)	24,339
Total Costs, Expenses, & Other Expense (Income)	704,670	668,507

Earnings Before Income Taxes	90,441	59,577

Income Tax Expense	15,977	13,311

Net Earnings	$74,464	$46,266

Less: Dividends on Preferred Stock	$17,082	$6,440
Net Earnings available to the Common Shareholders	$57,382	$39,826

Basic Earnings Per Share	$0.54	$0.39

Diluted Earnings Per Share	$0.50	$0.38
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
($000)

	Three Months Ended September 30,
	2021	2020
Net earnings	$74,464	$46,266
Other comprehensive income:
Foreign currency translation adjustments	(14,381)	35,524
Change in fair value of interest rate swap, net of taxes of $734 for the three months ended September 30, 2021 and $(152) for the three months ended September 30, 2020	2,681	(555)
Comprehensive income	$62,764	$81,235
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net earnings	$74,464	$46,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	49,297	44,474
Amortization	20,395	20,211
Share-based compensation expense	23,796	15,757
Amortization of discount on convertible debt and debt issuance costs	2,227	5,170
Debt extinguishment costs	—	24,747
Unrealized losses (gains) on foreign currency remeasurements and transactions	(4,882)	4,703
Earnings from equity investments	(687)	(1,417)
Deferred income taxes	10,672	22,567
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(1,821)	22,483
Inventories	(56,260)	(4,671)
Accounts payable	(4,248)	(15,165)
Income taxes	(6,826)	2,484
Accrued compensation and benefits	(56,273)	(34,973)
Other operating net assets (liabilities)	2,482	(18,309)
Net cash provided by operating activities	52,336	134,327
Cash Flows from Investing Activities
Additions to property, plant & equipment	(47,565)	(33,792)
Purchases of businesses, net of cash acquired	—	(36,064)
Net cash used in investing activities	(47,565)	(69,856)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	—	460,000
Proceeds from issuance of Series A preferred shares	—	460,000
Payments on borrowings under Term A Facility	(15,513)	(15,513)
Payments on borrowings under Term B Facility	—	(714,600)
Payments on borrowings under Revolving Credit Facility	—	(25,000)
Equity issuance costs	—	(36,092)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	7,481	1,083
Payments in satisfaction of employees' minimum tax obligations	(13,017)	(5,574)
Payment of dividends	(13,808)	—
Other financing activities	(1,109)	(1,329)
Net cash provided by (used in) financing activities	(35,966)	122,975
Effect of exchange rate changes on cash and cash equivalents	(522)	3,493
Net increase (decrease) in cash and cash equivalents	(31,717)	190,939
Cash and Cash Equivalents at Beginning of Period	1,591,892	493,046
Cash and Cash Equivalents at End of Period	$1,560,175	$683,985
Cash paid for interest	$8,326	$7,615
Cash paid for income taxes	$12,417	$13,606
Additions to property, plant & equipment included in accounts payable	$38,400	$17,472
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(478)	—	—	(478)	—	478
Dividends	—	—	—	—	—	(16,604)	—	—	(16,604)	—	9,704
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount			Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803
Share-based and deferred compensation activities	575	16,764	—	—	—	—	(120)	(5,498)	11,266
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908
Net Earnings	—	—	—	—	—	46,266	—	—	46,266
Foreign currency translation adjustments	—	—	—	—	35,524	—	—	—	35,524
Change in fair value of interest rate swap, net of taxes of $(152)	—	—	—	—	(555)	—	—	—	(555)
Dividends	—	—	—	—	—	(6,535)	—	—	(6,535)
Balance - September 30, 2020	$117,189	$1,942,300	$2,300	$445,319	$(52,414)	$916,283	$(13,476)	$(204,811)	$3,046,677

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 20, 2021. The condensed consolidated results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2021 was derived from the Company’s audited consolidated financial statements.
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
Note 2.    Recently Issued Financial Accounting Standards
Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity's Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The Company adopted this standard as of July 1, 2021. The Company elected to use the modified retrospective method to report the effect of the changes. Adoption of the standard affected the 0.25% Convertible Senior Notes. Refer to Note 8. Debt for the impact of the adoption on the 0.25% Convertible Senior Notes.

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

(A) $220.00 in cash, without interest (the "Cash Consideration"), and

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

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time-and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to the following vesting acceleration benefits:

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

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI expects that the Merger will be completed in the first calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.1 billion in debt financing. II-VI and the Commitment Parties amended and restated the Commitment Letter on October 25, 2021 (the "Amended and Restated Commitment Letter") to effect certain amendments thereto, including to reduce the amount of commitments thereunder to $4.99 billion. The obligation of the Commitment Parties to provide the debt financing provided for in the Amended and Restated Commitment Letter is subject to a number of customary conditions.

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

•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company, no par value per share ("II-VI Series B-2 Convertible Preferred Stock," and together with the II-VI Series B-1 Convertible Preferred Stock, “New II-VI Convertible Preferred Stock”), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.1 billion, immediately prior to closing; and

•immediately prior to Closing, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.

Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.2 billion.

The expenses associated with the pending acquisition for the three months ended September 30, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other in Note 13. Segment Reporting.

Note 4.    Revenue from Contracts with Customers

The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
The following tables summarize disaggregated revenue for the three months ended September 30, 2021 and 2020 ($000):

	Three Months Ended September 30, 2021
	Photonic Solutions	Compound Semiconductors	Total

Communications	$500,447	$32,094	$532,541
Consumer	2,043	55,128	57,171
Industrial	18,453	80,779	99,232
Aerospace & Defense	—	44,112	44,112
Other	15,080	46,975	62,055
Total Revenues	$536,023	$259,088	$795,111

	Three Months Ended September 30, 2020
	Photonic Solutions	Compound Semiconductors	Total

Communications	$473,690	$36,655	$510,345
Consumer	1,309	52,353	53,662
Industrial	11,063	53,901	64,964
Aerospace & Defense	—	49,265	49,265
Other	11,665	38,183	49,848
Total Revenues	$497,727	$230,357	$728,084

"Other" revenue included in the tables above include revenue from the life science/medical, semiconductor and automotive end markets.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three months ended September 30, 2021, the Company recognized revenue of $4 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2021. The Company had $51 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2021.
Note 5.    Inventories
The components of inventories were as follows ($000):

	September 30, 2021	June 30, 2021
Raw materials	$240,193	$211,890
Work in progress	357,866	336,391
Finished goods	149,354	147,547
	$747,413	$695,828

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2021	June 30, 2021
Land and improvements	$20,263	$20,454
Buildings and improvements	420,313	419,157
Machinery and equipment	1,521,265	1,483,183
Construction in progress	148,338	136,544
Finance lease right-of-use asset	25,000	25,000
	2,135,179	2,084,338
Less accumulated depreciation	(893,086)	(841,432)
	$1,242,093	$1,242,906

Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2021
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,053,028	$243,699	$1,296,727
Foreign currency translation	(727)	(1,252)	(1,979)
Balance-end of period	$1,052,301	$242,447	$1,294,748
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2021 and June 30, 2021 were as follows ($000):

	September 30, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$475,612	$(116,367)	$359,245	$476,200	$(106,802)	$369,398
Trade Names	22,647	(6,864)	15,783	22,660	(6,233)	16,427
Customer Lists	468,345	(146,164)	322,181	469,154	(136,519)	332,635
Other	1,573	(1,573)	—	1,576	(1,576)	—
Total	$968,177	$(270,968)	$697,209	$969,590	$(251,130)	$718,460

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2021	June 30, 2021
Term A Facility, interest at LIBOR, as defined, plus 1.375%	$1,041,900	$1,057,412
Debt issuance costs, Term A Facility and Revolving Credit Facility	(23,473)	(25,191)
0.50% convertible senior notes, assumed in the Finisar acquisition	14,888	14,888
0.25% convertible senior notes	344,967	344,969
0.25% convertible senior notes unamortized discount attributable to cash conversion option (prior to adoption of ASU 2020-06) and debt issuance costs including initial purchaser discount	(1,876)	(16,937)

Total debt	1,376,406	1,375,141
Current portion of long-term debt	(420,029)	(62,050)
Long-term debt, less current portion	$956,377	$1,313,091
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
The Term B Facility was repaid in full by the Company in fiscal year 2021.
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
All amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Notes”) if (i) the II-VI Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Notes. As of September 30, 2021, the II-VI Notes are now included in the current portion of long-term debt. The Company has sufficient cash to repay the principal amount of the II-VI Notes, therefore the Senior Credit facilities remain classified as long-term obligations in the Condensed Consolidated Balance Sheet.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.
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
Holders of approximately $560 million in aggregate principal amount of Finisar Notes exercised the repurchase right. Finisar repurchased those Finisar Notes on October 23, 2019 for an aggregate consideration of approximately $561 million in cash, including accrued interest. No holders of Finisar Notes exercised the related conversion right. The Company borrowed $561 million under a delayed draw on its Term Loan A to fund the payment to the holders of Finisar Notes that exercised the repurchase right. As of September 30, 2021, approximately $15 million in aggregate principal amount of Finisar Notes remain outstanding.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
Originally, the Company had separately accounted for the value of the conversion option as an equity component, and the resulting debt discount was amortized as additional non-cash interest expense.
With the adoption of ASU 2020-06 on July 1, 2021, the Company reversed that accounting, electing to use the modified retrospective method. The adoption resulted in an increase of $15 million to the current portion of long-term debt, a decrease of $3 million to deferred income taxes, and a decrease of $11 million to shareholders' equity.
The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. Throughout the term of the II-VI Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Notes amounted to $435 million as of September 30, 2021 and $532 million as of June 30, 2021 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
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
Holders of the II-VI Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. II-VI Notes were convertible during the quarter ended September 30, 2021; conversions were immaterial. The II-VI Notes are not convertible during the quarter ending December 31, 2022 based upon the II-VI Notes’ conversion features.
The following tables set forth total interest expense recognized related to the II-VI Notes for the three months ended September 30, 2021 and September 30, 2020 ($000):

	Three Months Ended September 30,
	2021	2020
0.25% contractual coupon	$220	$220
Amortization of debt discount and debt issuance costs including initial purchaser discount	415	$3,407
Interest expense	$635	$3,627

The effective interest rates on the liability component for the three months ended September 30, 2021 and 2020 presented were 1% and 5%, respectively.
Aggregate Availability
The Company had aggregate availability of $450 million under its Revolving Credit Facility as of September 30, 2021.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1% and 2% for the three months ended September 30, 2021 and 2020, respectively.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at September 30, 2021 was 18% compared to an effective tax rate of 22% for the same period in 2020. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2021 and June 30, 2021, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $38 million for both periods. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $33 million of the gross unrecognized tax benefits at September 30, 2021 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $3 million at both September 30, 2021 and June 30, 2021. Fiscal years 2018 to 2021 remain open to examination by the Internal Revenue Service, fiscal years 2017 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2021 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination in New York for the years ended June 30, 2018 through June 30, 2019 and under examination for certain subsidiary companies in India for the year ended March 31, 2016; Philippines for the years ended June 30, 2018 through June 30, 2019; Germany for the years ended June 30, 2012 through June 30, 2018; and South Korea for the years ended December 31, 2016 through December 31, 2020. The Company believes its income tax reserves for these tax matters are adequate.
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

The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Finance Lease Cost
Amortization of right-of-use assets	$417	$417
Interest on lease liabilities	307	323
Total finance lease cost	$724	$740
Operating lease cost	9,134	9,197
Sublease income	368	368
Total lease cost	$9,490	$9,569

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$307	$323
Operating cash flows from operating leases	8,726	8,631
Financing cash flows from finance leases	306	274

Weighted-Average Remaining Lease Term (in Years)
Finance leases	10.3	11.3
Operating leases	7.0	7.0

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%
Operating leases	5.9%	7.1%
Note 11.    Equity and Redeemable Preferred Stock

Mandatory Convertible Preferred Stock

In July 2020, the Company issued 2,300,000 shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”).

Unless previously converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert on the Mandatory Conversion Date (as defined in the Statement with Respect to Shares establishing the Mandatory Convertible Preferred Stock) into a number of shares of II-VI Common Stock equal to not more than 4.6512 shares and not less than 3.8760 shares (the "Minimum Conversion Rate"), depending on the applicable market value of the II-VI Common Stock, subject to certain anti-dilution adjustments.

Other than in the event of one of certain fundamental changes, a holder of Mandatory Convertible Preferred Stock may, at any time prior to July 1, 2023, elect to convert such holder's shares, in whole or in part, at a Minimum Conversion Rate per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments.

If one of certain fundamental changes occurs on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of II-VI Common Stock at the conversion rate determined in accordance with the terms of the Mandatory Convertible Preferred Stock during the period beginning on, and including, the effective date of such change and ending on, and including, the date that is 20 calendar days after the effective date of such fundamental change (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change, but in no event later than July 1, 2023). Holders who convert their shares of the Mandatory Convertible Preferred Stock during that period will also receive a dividend make-whole amount and, to the extent there is any, the accumulated dividend amount, in each case as calculated in accordance with the terms of the Mandatory Convertible Preferred Stock.

The Company recognized $7 million of preferred stock dividends during the first quarter of fiscal year 2022, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of September 30, 2021.

The following table presents dividends per share and dividends recognized for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Dividends per share	$3.00	$2.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	$6,900	6,440

Redeemable Convertible Preferred Stock

In March 2021, the Company issued 75,000 shares of II-VI Series B-1 Convertible Preferred Stock, no par value per share. Refer to Note 3. Pending Coherent Acquisition for additional information.

The shares of II-VI Series B-1 Convertible Preferred Stock are convertible into shares of II-VI Common Stock as follows:

•at the election of the holder, at a conversion price of $85 per share (“Conversion Price”) after the earliest to occur of (i) the issuance of shares of II-VI Series B-2 Convertible Preferred Stock upon the Closing, (ii) the termination of the Merger Agreement or (iii) the delivery by II-VI to the Investor of an offer to repurchase the II-VI Series B-1 Convertible Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock); and

•at the election of the Company, any time following March 31, 2024 at the then-applicable Conversion Price if the volume-weighted average price of II-VI Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of II-VI Series B-1 Convertible Preferred Stock currently have voting rights, voting as one class with the II-VI Common Stock, on an as-converted basis, subject to limited exceptions.

On or at any time after March 31, 2031

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

In connection with any Fundamental Change, and subject to the procedures set forth in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change (such survivor of a Fundamental Change, the “Acquirer”) to, make an offer to repurchase, at the option and election of the holder thereof, each share of II-VI Series B-1 Convertible Preferred Stock then-outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026.

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

The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to Common Shareholders.

The Company recognized $10 million of preferred stock dividends during the fiscal quarter ended September 30, 2021, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of September 30, 2021.

The following table presents dividends per share and dividends recognized for the three months ended September 30, 2021:

Three Months Ended September 30, 2021
Dividends per share	$135.77
Dividends ($000)	9,704
Deemed dividends ($000)	478

Note 12.    Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per common share is computed by dividing the diluted earnings available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three months ended September 30, 2021, diluted shares outstanding include the dilutive effect of the potential shares II-VI Common Stock issuable from stock options, performance and restricted shares, as well as the shares of II-VI Common Stock issuable upon conversion of outstanding convertible debt.

Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings per common share. For the three months ended September 30, 2021, diluted earnings per share excluded the potentially dilutive effect of the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented ($000):

	Three Months Ended September 30,
	2021	2020
Numerator
Net earnings	$74,464	$46,266
Deduct Series A preferred stock dividends	(6,900)	(6,440)
Deduct Series B dividends and deemed dividends	(10,182)	—
Basic earnings available to common shareholders	$57,382	$39,826

Effect of dilutive securities:
Add back interest on Convertible Senior Notes Due 2022 (net of tax)	$502	$—
Diluted earnings available to common shareholders	$57,884	$39,826

Denominator
Weighted average shares	105,761	102,809
Effect of dilutive securities:
Common stock equivalents	2,758	2,438
0.25% Convertible Senior Notes due 2022	7,330	—
Diluted weighted average common shares	115,849	105,247

Basic earnings per common share	$0.54	$0.39

Diluted earnings per common share	$0.50	$0.38

The following table presents potential shares of II-VI Common Stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive (000):

	Three Months Ended September 30,
	2021	2020
Series A Mandatory Convertible Preferred Stock	8,915	10,425
0.25% Convertible Senior Notes due 2022	—	7,331
Common stock equivalents	30	430
0.50% Finisar Convertible Notes	—	75
Series B Redeemable Preferred Stock	8,993	—
Total anti-dilutive shares	17,938	18,261

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
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the pending acquisition of Coherent for the three months ended September 30, 2021 have not been allocated to an Operating Segment, and are presented in Unallocated and Other.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$536,023	$259,088	$—	$795,111
Inter-segment revenues	16,563	78,369	(94,932)	—
Operating income	56,545	49,671	(11,167)	95,050
Interest expense	—	—	—	(12,191)
Other income, net	—	—	—	7,582
Income taxes	—	—	—	(15,977)
Net earnings	—	—	—	74,464
Depreciation and amortization	42,137	27,555	—	69,692
Expenditures for property, plant & equipment	24,977	22,589	—	47,565
Segment assets	4,242,706	2,273,156	—	6,515,862
Goodwill	1,052,301	242,447	—	1,294,748

	Three Months Ended September 30, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$497,727	$230,357	$—	$728,084
Inter-segment revenues	7,216	67,087	(74,303)	—
Operating income	50,435	50,695	—	101,130
Interest expense	—	—	—	(17,214)
Other expense, net	—	—	—	(24,339)
Income taxes	—	—	—	(13,311)
Net earnings	—	—	—	46,266
Depreciation and amortization	38,687	25,998	—	64,685
Expenditures for property, plant & equipment	21,234	12,558	—	33,792

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

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2021	2020
Stock Options and Cash-Based Stock Appreciation Rights	$548	$1,920
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	17,372	10,110
Performance Share Awards and Cash-Based Performance Share Unit Awards	3,708	3,472
	$21,628	$15,502

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $25 million is recognized in the Condensed Consolidated Balance Sheet within other liabilities as of September 30, 2021. Changes in fair value are recorded within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Notes and Finisar Notes based on quoted market prices as of the last trading day prior to September 30, 2021; however, the II-VI Notes and Finisar Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Notes and Finisar Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Notes and Finisar Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.

The fair value and carrying value of the II-VI Notes and Finisar Notes were as follows at September 30, 2021 ($000):

	Fair Value	Carrying Value
II-VI Notes	$460,596	$343,091
Finisar Notes	14,888	14,888
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
The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales, for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. At September 30, 2021, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. No foreign currency gain or loss related to these contracts was realized for the three months ended September 30, 2021.
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of II-VI Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended September 30, 2021. As of September 30, 2021, the Company has cumulatively purchased 1,416,587 shares of II-VI Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of September 30, 2021 that may yet be purchased under the Program is approximately $28 million.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the three months ended September 30, 2021 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2021	$55,395	$(31,773)	$(9,355)	$14,267
Other comprehensive income before reclassifications	(14,381)	(1,244)	—	(15,625)
Amounts reclassified from AOCI	—	3,925	—	3,925
Net current-period other comprehensive income	(14,381)	2,681	—	(11,700)
AOCI - September 30, 2021	$41,014	$(29,092)	$(9,355)	$2,567

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
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
Investors should also be aware that, while the Company does communicate with securities analysts from time to time, such communications are conducted in accordance with applicable securities laws. Investors should not assume that the Company agrees with any statement, conclusion of any analysis, or report issued by any analyst irrespective of the content of the statement or report.
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
Pending Coherent Acquisition
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

The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time-and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to certain vesting acceleration benefits.

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

The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI expects that the Merger will be completed in the first calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a different time or not at all.

In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.125 billion in debt financing. II-VI and the Commitment Parties amended and restated the Commitment Letter on October 25, 2021 (the “Amended and Restated Commitment Letter”) to effect certain amendments thereto, including to reduce the total amounts of commitments thereunder to $4.99 billion. The obligation of the Commitment Parties to provide the debt financing provided for in the Amended and Restated Commitment Letter is subject to a number of customary conditions.

In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of as of March 30, 2021, (the "Investment Agreement"), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company (“II-VI Series B-1 Convertible Preferred Stock”) for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of

$750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the company would issue, sell and deliver to the Investor:

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

The expenses associated with the pending acquisition for the three months ended September 30, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this Quarterly Report.
Critical Accounting Estimates
The preparation of financial statements and related disclosures are in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 20, 2021 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
New Accounting Standards
See Note 2. Recently Issued Accounting Pronouncements to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
COVID-19 Update
On March 11, 2020, the World Health Organization designated the novel coronavirus disease known as COVID-19 as a global pandemic. In response to the global spread of COVID-19, governments at various levels have implemented unprecedented response measures. Overall, the COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Certain of the measures taken in response to the COVID-19 pandemic have adversely affected, and could in the future materially adversely impact, our business, results of operations, financial condition and stock price. In particular, the COVID-19 pandemic continues to have a significant impact on global trade, which has resulted in supply chain and production disruptions impacting our business.

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

In addition, our supply chain has been affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations.

The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance remains uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of protective public safety measures, and the impact of the pandemic on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended June 30, 2021. Further, to the extent the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors in the Annual Report on Form 10-K for the year ended June 30, 2021 and in our subsequent filings with the Securities and Exchange Commission.
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2021 and 2020 ($ in millions):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		% of Revenues		% of Revenues
Total revenues	$795	100%	$728	100%
Cost of goods sold	479	60	442	61
Gross margin	316	40	287	39
Operating expenses:
Internal research and development	89	11	78	11
Selling, general and administrative	132	17	107	15
Interest and other, net	5	1	42	6
Earnings before income taxes	90	11	60	8
Income taxes	16	2	13	2
Net earnings	$74	9%	$46	6%

Diluted earnings per share	$0.50		$0.38
Consolidated
Revenues. Revenues for the three months ended September 30, 2021 increased 9% to $795 million, compared to $728 million for the same period last fiscal year. The Company realized increased revenues within its product lines for industrial and communications, semiconductor capital equipment and consumer electronics markets.
Gross margin. Gross margin for the three months ended September 30, 2021 was $316 million, or 40% of total revenues, compared to $287 million, or 39% of total revenues, for the same period last fiscal year. The increase in gross margin of 40 basis points for the three months ended September 30, 2021 was driven by higher volume in both segments and improved mix of products sold.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2021 were $89 million, or 11% of revenues, compared to $78 million, or 11% of revenues, for the same period last fiscal year. The higher IR&D is a result of increased investments in power electronics and sensing products.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 were $132 million, or 17% of revenues, compared to $107 million, or 15% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three months ended September 30, 2021 compared to the same period last fiscal year was primarily the result of transaction costs incurred in the current year related to the pending Coherent acquisition of $12 million, as compared to $2 million during the same period last fiscal year, primarily related to the Ascatron acquisition. The other driver of the increase in SG&A is an increase in stock compensation as a result of the increase in the stock price.
Interest and other, net. Interest and other, net for the three months ended September 30, 2021 was expense of $5 million, compared to expense of $42 million for the same period last fiscal year. Included in interest and other, net, were interest expense on borrowings, equity earnings from unconsolidated investments, foreign currency gains and losses, expense of debt issuance costs, and interest income on excess cash balances. For the three months ended September 30, 2021, interest and other, net decreased by $37 million in comparison to the same period last fiscal year, driven by $25 million of debt extinguishment expense recognized in the prior year, and a favorable foreign currency fluctuation year over year of approximately $10 million. There were foreign currency gains of $5 million for the current three-month period, compared to $5 million of losses for the three months ended September 30, 2020.
Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2021 was 18%, compared to an effective tax rate of 22% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were primarily due to tax rate differentials between U.S. and foreign jurisdictions.
Segment Reporting
Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference.
Photonic Solutions ($ in millions)

	Three Months Ended September 30,		% Increase
	2021	2020
Revenues	$536	$498	8%
Operating income	$57	$50	12%
Revenues for the three months ended September 30, 2021 increased 8% to $536 million, compared to $498 million for the same period last fiscal year. The increase in revenue during the three months ended September 30, 2021 was primarily due to sustained demand for products in the optical communications market, including datacom and telecom products.

Operating income for the three months ended September 30, 2021 increased 12% to $57 million, compared to operating income of $50 million for the same period last fiscal year. The increase in operating income was driven by the increase in volume and improved mix of products sold.
Compound Semiconductors ($ in millions)

	Three Months Ended September 30,		% Increase
	2021	2020
Revenues	$259	$230	12%
Operating income	$50	$51	(2)%
Revenues for the three months ended September 30, 2021 for Compound Semiconductors increased 12% to $259 million, compared to revenues of $230 million for the same period last fiscal year. The increase in revenues during the three months ended September 30, 2021 primarily related to the increase in product shipments addressing the industrial market, the semiconductor capital equipment market and the consumer electronics market, with declines in aerospace and defense.
Operating income for the three months ended September 30, 2021 remained flat compared to the same period last fiscal year. Investment in IR&D offset higher volume and improved margins.
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
Sources (uses) of cash (millions):

	Three Months Ended Sept 30,
	2021	2020
Net cash provided by operating activities	$52	$134
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	8	1
Purchases of businesses, net of cash acquired	—	(36)
Net proceeds from equity issuance	—	884
Other items	(1)	—
Effect of exchange rate changes on cash and cash equivalents and other items	(1)	2
Payments in satisfaction of employees' minimum tax obligations	(13)	(6)
Payment of dividends	(14)	—
Payments under long-term borrowings and credit facility	(16)	(755)
Additions to property, plant & equipment	(48)	(34)
Operating activities:
Net cash provided by operating activities was $52 million for the three-months ended September 30, 2021 compared to $134 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the three months ended September 30, 2021 compared to the same period last fiscal year was primarily due to increased working capital requirements to accommodate the Company's current increased business activities.
Investing activities:
Net cash used in investing activities was $48 million for the three months ended September 30, 2021, compared to net cash used of $70 million for the same period last fiscal year. Cash used to fund capital expenditures increased by $14 million year over year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities for the three months ended September 30, 2020 was used to fund the acquisitions of Ascatron AB and Innovion Corporation.
Financing activities:
Net cash used by financing activities was $36 million for the three months ended September 30, 2021, compared to net cash provided by financing activities of $123 million for the same period last fiscal year. Cash outflow for the current period was primarily comprised of payments on the Term A facility and payment of cash dividends. Net cash provided by financing activities in the prior year primarily consisted of payment on the Term B facility, offset by proceeds from the issuance of Common and Preferred shares.
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
The Term B Facility was repaid in full by the Company in fiscal year 2021.

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

The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Finisar Closing Date, commencing with the first full fiscal quarter after the Finisar Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Finisar Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of September 30, 2021 the Company was in compliance with all financial covenants under the Credit Agreement.

Additional information regarding the Senior Credit Facilities and certain of the Company's other indebtedness is set forth in Note 8. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Japanese Yen, Chinese Renminbi, Swiss Franc, and the Malaysian Ringgit. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risks
As of September 30, 2021, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $11 million for the three months ended September 30, 2021.
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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. As of September 30, 2021, the Company has cumulatively purchased 1,416,587 shares of its Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares that may yet be purchased under the Program is approximately $28 million.
The following table sets forth repurchases of our Common Stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
July 1, 2021 to July 31, 2021	—		$—	—	$27,658,759
August 1, 2021 to August 31, 2021	198,843	(1)	$63.60	—	$27,658,759
September 1, 2021 to September 30, 2021	6,033	(1)	$61.49	—	$27,658,759
Total	204,876		$63.54	—
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

II-VI INCORPORATED
(Registrant)

Date: November 9, 2021	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: November 9, 2021	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer