Form 10-Q
period 2021-12-31
II-VI INC
filed 2022-02-09
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At February 7, 2022, 106,334,121 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	December 31, 2021	June 30, 2021
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$2,649,716	$1,591,892
Accounts receivable - less allowance for doubtful accounts of $2,169 at December 31, 2021 and $924 at June 30, 2021	604,206	658,962
Inventories	819,091	695,828
Prepaid and refundable income taxes	16,796	13,095
Prepaid and other current assets	75,986	67,617
Total Current Assets	4,165,795	3,027,394
Property, plant & equipment, net	1,272,377	1,242,906
Goodwill	1,293,167	1,296,727
Other intangible assets, net	676,465	718,460
Deferred income taxes	36,600	33,498
Other assets	204,879	193,665
Total Assets	$7,649,283	$6,512,650
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$1,378,118	$62,050
Accounts payable	339,985	294,486
Accrued compensation and benefits	146,203	181,491
Operating lease current liabilities	28,015	25,358
Accrued income taxes payable	23,070	20,295
Other accrued liabilities	167,849	145,909
Total Current Liabilities	2,083,240	729,589
Long-term debt	942,579	1,313,091
Deferred income taxes	80,367	73,962
Operating lease liabilities	120,449	125,541
Other liabilities	139,072	138,119
Total Liabilities	3,365,707	2,380,302
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; authorized - 215,000 shares; issued - 75,000 shares at December 31, 2021 and June 30, 2021; redemption value - $778,594 and $759,583, respectively	746,163	726,178
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; authorized - 5,000,000 shares; issued - 2,300,000 shares at December 31, 2021 and June 30, 2021	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 120,052,989 shares at December 31, 2021; 119,126,585 shares at June 30, 2021	2,019,306	2,028,273
Accumulated other comprehensive income	15,070	14,267
Retained earnings	1,289,925	1,136,777
	3,769,620	3,624,636
Treasury stock, at cost; 13,853,088 shares at December 31, 2021 and 13,640,555 shares at June 30, 2021	(232,207)	(218,466)
Total Shareholders' Equity	3,537,413	3,406,170
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$7,649,283	$6,512,650
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2021	2020
Revenues	$806,819	$786,569

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	495,652	473,863
Internal research and development	95,328	84,858
Selling, general and administrative	117,617	109,133
Interest expense	17,062	15,585
Other expense (income), net	1,806	(3,153)
Total Costs, Expenses, & Other Expense (Income)	727,465	680,286

Earnings Before Income Taxes	79,354	106,283

Income Tax Expense	11,697	18,383

Net Earnings	$67,657	$87,900

Less: Dividends on Preferred Stock	$16,703	$6,900
Net Earnings available to the Common Shareholders	$50,954	$81,000

Basic Earnings Per Share	$0.48	$0.78

Diluted Earnings Per Share	$0.44	$0.73

- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2021	2020
Revenues	$1,601,930	$1,514,653

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	984,139	924,977
Internal research and development	184,294	163,106
Selling, general and administrative	240,225	206,725
Interest expense	29,253	32,799
Other expense (income), net	(5,776)	21,186
Total Costs, Expenses, & Other Expense (Income)	1,432,135	1,348,793

Earnings Before Income Taxes	169,795	165,860

Income Tax Expense	27,674	31,694

Net Earnings	$142,121	$134,166

Less: Dividends on Preferred Stock	$33,785	$13,340
Net Earnings available to the Common Shareholders	$108,336	$120,826

Basic Earnings Per Share	$1.02	$1.17

Diluted Earnings Per Share	$0.94	$1.12
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net earnings	$67,657	$87,900	$142,121	$134,166
Other comprehensive income:
Foreign currency translation adjustments	2,593	64,067	(11,788)	99,591
Change in fair value of interest rate swap, net of taxes of $2,714 and $3,448 for the three and six months ended December 31, 2021, respectively and $782 and $630 for the three and six months ended December 31, 2020, respectively	9,910	2,854	12,591	2,299
Comprehensive income	$80,160	$154,821	$142,924	$236,056
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net earnings	$142,121	$134,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	100,392	91,027
Amortization	40,327	40,859
Share-based compensation expense	40,709	38,018
Amortization of discount on convertible debt and debt issuance costs	4,557	10,376
Debt extinguishment costs	—	24,747
Unrealized losses (gains) on foreign currency remeasurements and transactions	(1,880)	12,178
Earnings from equity investments	(1,393)	(1,817)
Deferred income taxes	3,218	8,518
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	55,548	32,371
Inventories	(123,748)	(1,714)
Accounts payable	12,752	(23,262)
Income taxes	2,598	(12,013)
Accrued compensation and benefits	(35,288)	(13,965)
Other operating net assets (liabilities)	172	16,210
Net cash provided by operating activities	240,085	355,699
Cash Flows from Investing Activities
Additions to property, plant & equipment	(101,689)	(79,329)
Purchases of businesses, net of cash acquired	—	(34,431)
Net cash used in investing activities	(101,689)	(113,760)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	—	460,000
Proceeds from issuance of Series A preferred shares	—	460,000
Proceeds from issuance of Senior Notes	990,000	—
Payments on Finisar Notes	(14,888)	—
Payments on borrowings under Term A Facility	(31,025)	(31,025)
Payments on borrowings under Term B Facility	—	(714,600)
Payments on borrowings under Revolving Credit Facility	—	(74,000)
Debt issuance costs	(5,639)	—
Equity issuance costs	—	(36,092)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	8,370	22,355
Payments in satisfaction of employees' minimum tax obligations	(13,823)	(6,941)
Payment of dividends	(20,708)	(6,519)
Other financing activities	(1,415)	(366)
Net cash provided by financing activities	910,872	72,812
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,556	26,743
Net increase in cash, cash equivalents, and restricted cash	1,057,824	341,494
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,591,892	493,046
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,649,716	$834,540
Cash paid for interest	$16,104	$13,898
Cash paid for income taxes	$22,933	$24,227
Additions to property, plant & equipment included in accounts payable	$64,098	$10,497
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(478)	—	—	(478)	—	478
Dividends	—	—	—	—	—	(16,604)	—	—	(16,604)	—	9,704
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360
Share-based and deferred compensation activities	82	16,854	—	—	—	—	(13)	(806)	16,048	—	—
Net Earnings	—	—	—	—	—	67,657	—	—	67,657	—	—
Foreign currency translation adjustments	—	—	—	—	2,593	—	—	—	2,593	—	—
Change in fair value of interest rate swap, net of taxes of $2,714	—	—	—	—	9,910	—	—	—	9,910	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(496)	—	—	(496)	—	496
Dividends	—	—	—	—	—	(16,311)	—	—	(16,311)	—	9,307
Balance - December 31, 2021	120,053	$2,019,306	2,300	$445,319	$15,070	$1,289,925	(13,853)	$(232,207)	$3,537,413	75	$746,163

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803
Share-based and deferred compensation activities	575	16,764	—	—	—	—	(120)	(5,498)	11,266
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908
Net Earnings	—	—	—	—	—	46,266	—	—	46,266
Foreign currency translation adjustments	—	—	—	—	35,524	—	—	—	35,524
Change in fair value of interest rate swap, net of taxes of $(152)	—	—	—	—	(555)	—	—	—	(555)
Dividends	—	—	—	—	—	(6,535)	—	—	(6,535)
Balance - September 30, 2020	117,189	$1,942,300	2,300	$445,319	$(52,414)	$916,283	(13,476)	$(204,811)	$3,046,677
Share-based and deferred compensation activities	854	43,533	—	—	—	—	(11)	(1,318)	42,215
Net Earnings	—	—	—	—	—	87,900	—	—	87,900
Foreign currency translation adjustments	—	—	—	—	64,067	—	—	—	64,067
Change in fair value of interest rate swap, net of taxes of $782	—	—	—	—	2,854	—	—	—	2,854
Dividends	—	—	—	—	—	(6,900)	—	—	(6,900)
Balance - December 31, 2020	118,043	$1,985,833	2,300	$445,319	$14,507	$997,283	(13,487)	$(206,129)	$3,236,813

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2021 and 2020 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 20, 2021. The condensed consolidated results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2021 was derived from the Company’s audited consolidated financial statements.
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business including the impact to our employees, suppliers and customers as well as the impact to the countries and markets in which II-VI operates. At the onset of the COVID-19 outbreak, the Company began focusing intensely on mitigating the adverse impacts of COVID-19 on foreign and domestic operations starting by protecting its employees, suppliers and customers.
We previously classified intangible asset amortization expense within Selling, general and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Earnings. Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Condensed Consolidated Statements of Earnings. Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $10 million and $19 million for the three and six months ended December 31, 2020, respectively.
Note 2.    Recently Issued Financial Accounting Standards
Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity's Own Equity
In August 2020, the Financial Accounting Standards Board (the "FASB") issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The Company adopted this standard as of July 1, 2021. The Company elected to use the modified retrospective method to report the effect of the changes. Adoption of the standard affected the II-VI Convertible Notes. Refer to Note 8. Debt for the impact of the adoption on the II-VI Convertible Notes.

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

(A) $220.00 in cash, without interest (the "Cash Consideration"), and

(B) 0.91 of a validly issued, fully paid and nonassessable share of common stock of II-VI, no par value per share ("II-VI Common Stock").
Pursuant to the terms of the Merger Agreement, each Coherent restricted stock unit award (a “Coherent RSU”), other than Director RSUs (as defined below), outstanding immediately prior to the Effective Time will be automatically converted into time-based restricted stock units denominated in shares of II-VI Common Stock entitling the holder to receive, upon settlement, a number of shares of II-VI Common Stock equal to the number of shares of Coherent Common Stock subject to the Coherent RSU multiplied by the sum of (A) 0.91, and (B) the quotient obtained by dividing the Cash Consideration by the volume weighted average price of a share of II-VI Common Stock for a 10-trading day period ending prior to the closing of the Merger (the “Closing”). For Coherent RSUs subject to performance-based vesting conditions and metrics, the number of shares of II-VI Common Stock subject to the converted Coherent RSUs will be determined after giving effect to the Coherent Board of Directors’ determination of the number of Coherent RSUs earned, based on the greater of the target or actual level of achievement of such goals or metrics immediately prior to the Effective Time.
The converted Coherent RSUs generally will be subject to the same terms and conditions that applied to the awards immediately prior to the Effective Time, provided that any Coherent RSUs subject to performance-based vesting conditions will be subject solely to time-and service-based vesting. Each Coherent RSU that is outstanding as of the date of the Merger Agreement and as of immediately prior to the Effective Time will be entitled to the following vesting acceleration benefits:
(A) for any holder of Coherent RSUs who is a participant under Coherent’s Change of Control and Leadership Change Severance Plan (the “CIC Plan”), the acceleration benefits under the CIC Plan upon such participant’s involuntary termination of employment in accordance with the terms and conditions set forth therein; and
(B) for any holder who is not a participant in the CIC Plan, upon his or her termination of employment by Coherent, II-VI or their respective subsidiaries without “cause” within the period beginning immediately following the date of the Closing and ending on December 31, 2022 (a “Qualifying Termination”), 50% of the total number of converted Coherent RSUs that otherwise would have vested during calendar year 2022 under the applicable vesting schedule in effect on the Closing had such holder remained employed with Coherent, II-VI or their respective subsidiaries through the last applicable vesting date for such award in calendar year 2022 (and reduced by the total number of converted Coherent RSUs that vested in calendar year 2022 prior to such Qualifying Termination).
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
The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI anticipates that the Merger will be completed by the middle of the second calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed later or not at all.
In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.125 billion in debt financing. II-VI and the Commitment Parties amended and restated the Commitment Letter on October 25, 2021 (the "Amended and Restated Commitment Letter") to effect certain amendments thereto, including to reduce the total amounts of commitments thereunder to $4.99 billion. The obligation of the Commitment Parties to provide the debt financing provided for in the Amended and Restated Commitment Letter is subject to a number of customary conditions. Subject to the terms of the Amended and Restated Commitment Letter, the commitment parties thereto committed to provide a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance of the Senior Notes (defined in Note 8), the Bridge Loan Commitment was terminated, such that the total amounts of commitments under the Amended and Restated Commitment Letter are $4.0 billion.
On December 10, 2021, II-VI issued $990 million of the Senior Notes. The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under its existing credit agreement. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Senior Notes will be payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.000% per annum. The Senior Notes will mature on December 15, 2029.
As of December 10, 2021, the New Term Facilities and the New Revolving Credit Facility (as defined in Note 8) contemplated by the Amended and Restated Commitment Letter have been fully priced and allocated. The Company intends to borrow under the New Term Facilities and to use the net proceeds from the issuance and sale of the Senior Notes in connection with the Merger. The New Revolving Credit Facility is expected to be available concurrently with the Closing.
In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of March 30, 2021, (the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the Company would issue, sell and deliver to the Investor:
•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company, no par value per share ("II-VI Series B-2 Convertible Preferred Stock," and together with the II-VI Series B-1 Convertible Preferred Stock, “New II-VI Convertible Preferred Stock”), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.05 billion, immediately prior to the Closing; and
•immediately prior to the Closing, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.
Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.15 billion.
The expenses associated with the Merger for the three and six months ended December 31, 2021 have not been allocated to an Operating Segment, and are presented in the Unallocated and Other in Note 13. Segment Reporting.

Note 4.    Revenue from Contracts with Customers
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
The following tables summarize disaggregated revenue for the three and six months ended December 31, 2021 and 2020 ($000):

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total

Industrial	$16,548	$88,521	$105,069	$35,001	$169,299	$204,300
Communications	488,030	28,713	516,743	988,477	60,808	1,049,285
Aerospace & Defense	—	47,195	47,195	—	91,308	91,308
Consumer	2,377	67,716	70,093	4,420	122,843	127,263
Other	18,014	49,705	67,719	33,094	96,680	129,774
Total Revenues	$524,969	$281,850	$806,819	$1,060,992	$540,938	$1,601,930

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total

Industrial	$10,160	$61,446	$71,606	$21,224	$115,347	$136,571
Communications	454,035	34,918	488,953	927,726	71,573	999,299
Aerospace & Defense	—	46,366	46,366	—	95,631	95,631
Consumer	2,215	119,114	121,329	3,522	171,467	174,989
Other	16,469	41,846	58,315	28,134	80,029	108,163
Total Revenues	$482,879	$303,690	$786,569	$980,606	$534,047	$1,514,653

"Other" revenue included in the tables above include revenue from the life science/medical, semiconductor and automotive end markets.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the six months ended December 31, 2021, the Company recognized revenue of $7 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2021. The Company had $67 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of December 31, 2021.

Note 5.    Inventories
The components of inventories were as follows ($000):

	December 31, 2021	June 30, 2021
Raw materials	$274,146	$211,890
Work in progress	370,658	336,391
Finished goods	174,287	147,547
	$819,091	$695,828

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2021	June 30, 2021
Land and improvements	$20,235	$20,454
Buildings and improvements	424,170	419,157
Machinery and equipment	1,589,976	1,483,183
Construction in progress	158,911	136,544
Finance lease right-of-use asset	25,000	25,000
	2,218,292	2,084,338
Less accumulated depreciation	(945,915)	(841,432)
	$1,272,377	$1,242,906
Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2021
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,053,028	$243,699	$1,296,727
Foreign currency translation	(990)	(2,570)	(3,560)
Balance-end of period	$1,052,038	$241,129	$1,293,167
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2021 and June 30, 2021 were as follows ($000):

	December 31, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$475,274	$(126,108)	$349,166	$476,200	$(106,802)	$369,398
Trade Names	22,704	(7,041)	15,663	22,660	(6,233)	16,427
Customer Lists	467,468	(155,832)	311,636	469,154	(136,519)	332,635
Other	1,571	(1,571)	—	1,576	(1,576)	—
Total	$967,017	$(290,552)	$676,465	$969,590	$(251,130)	$718,460

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2021	June 30, 2021
Term A Facility, interest at LIBOR, as defined, plus 1.375%	$1,026,388	$1,057,412
Debt issuance costs, Term A Facility and Revolving Credit Facility	(21,759)	(25,191)
5.000% Senior Notes	990,000	—
Debt issuance costs and discount, Senior Notes	(17,532)	—
0.50% convertible senior notes, assumed in the Finisar acquisition	—	14,888
0.25% convertible senior notes	344,967	344,969
Debt issuance costs and discount, 0.25% convertible senior notes	(1,367)	(16,937)

Total debt	2,320,697	1,375,141
Current portion of long-term debt	(1,378,118)	(62,050)
Long-term debt, less current portion	$942,579	$1,313,091
Senior Credit Facilities
The Company currently has Senior Credit Facilities (as defined below) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
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
The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Closing Date"). The Company is obligated to repay the outstanding principal amount of the Revolving Credit Facility, if any, on the fifth anniversary of the Closing Date. Notwithstanding the foregoing, all amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Convertible Notes”) if (i) the II-VI Convertible Notes remain outstanding and (ii) the Company has insufficient cash and borrowing availability under the Revolving Credit Facility to repay the principal amount of the II-VI Convertible Notes. The II-VI Convertible Notes are included in the current portion of long-term debt. The Company has sufficient cash to repay the principal amount of the II-VI Convertible Notes, therefore the Senior Credit Facilities remain classified as long-term obligations in the Condensed Consolidated Balance Sheet.
The Company’s obligations under the Senior Credit Facilities are guaranteed by the Company’s material existing or future direct and indirect domestic subsidiaries, including Finisar Corporation ("Finisar") and its domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. Borrowings under the Senior Credit Facilities are secured by a first priority lien in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions, including that no real property secures the Senior Credit Facilities.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company is obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of December 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.
In addition, on December 2, 2021, the Company entered into an amendment to the Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, related to the offering of the Senior Notes (as defined below).
Allocation and Pricing of New Senior Credit Facilities
As of December 10, 2021, a new term loan A credit facility (the "New Term A Facility") in an aggregate principal amount of $850 million, a new term loan B credit facility (the "New Term B Facility" and, together with the New Term A Facility, the “New Term Facilities”) in an aggregate principal amount of $2,800 million, and a new revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $350 million, in each case as contemplated under the Amended and Restated Commitment Letter, have been fully priced and allocated. The New Term Facilities are expected be funded concurrently with the Closing. The New Revolving Credit Facility is expected to be available concurrently with the Closing. The New Term A Facility and the New Revolving Credit Facility will each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The New Term B Facility will bear interest at LIBOR (subject to a 0.50% floor) plus 2.75%. The definitive documentation for the New Term Facilities and the New Revolving Credit Facility is expected to include customary LIBOR replacement provisions.
The Company capitalized approximately $17 million of debt issuance costs during the three months ended December 31, 2021. These capitalized costs are presented within the prepaid and other current assets and other long-term assets captions in the Condensed Consolidated Balance Sheet. Amortization of debt issuance costs for the three months ended December 31, 2021, related to the New Term Facilities, was approximately $1 million included in interest expense in the Condensed Consolidated Statements of Earnings.
5.000% Senior Notes due 2029
On December 10, 2021, the Company issued $990 million aggregate principal amount of 5.000% Senior Notes due 2029 (the "Senior Notes") pursuant to the indenture, dated as of December 10, 2021 (the "Indenture") between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under the Senior Credit Facilities. Interest on the Senior Notes will be payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.000% per annum. The Senior Notes will mature on December 15, 2029.
The Company intends to use the proceeds from the offering of the Senior Notes, together with other financing sources (including the New Term Facilities and cash on hand), to fund the cash consideration, the repayment of certain indebtedness and certain fees and expenses in connection with the Merger. If (i) the Merger has not been consummated on or prior to 11:59 p.m., Eastern Time, on December 15, 2022 or (ii) the Company informs U.S. Bank National Association, as trustee (the "Trustee"), in writing or otherwise announces in writing that the Merger is no longer being pursued and/or the Merger Agreement has been terminated, the Company will be required to redeem all of the outstanding Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date (the "Special Mandatory Redemption Date"). Pursuant to the terms of the Indenture, prior to the earlier of (i) the date of the consummation of the Merger and (ii) the Special Mandatory Redemption Date, the gross proceeds from the Senior Notes cannot be used for any purpose, and therefore $990 million of restricted cash is classified within cash, cash equivalents, and restricted cash on the Condensed Consolidated Balance Sheet at December 31, 2021.

On or after December 15, 2024, the Company may redeem the Senior Notes, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to December 15, 2024, the Company may redeem the Senior Notes, at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, at any time and from time to time prior to December 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds of certain equity offerings as set forth in the Indenture, at a redemption price equal to 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Indenture contains customary covenants and events of default, including, default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of December 31, 2021, the Company was in compliance with all covenants under the Indenture.
Bridge Loan Commitment
Subject to the terms of the Amended and Restated Commitment Letter, the commitment parties thereto committed to provide, in addition to the New Term Facilities and the New Revolving Credit Facilities, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated, such that the total amounts of commitments under the Amended and Restated Commitment Letter are $4.0 billion. During the three months ended December 31, 2021, the Company incurred expenses of $3 million related to the Bridge Loan Commitment, which is included in interest expense in the Condensed Consolidated Statements of Earnings.
0.50% Finisar Convertible Notes
On November 1, 2021, Finisar delivered to holders of all outstanding 0.50% Convertible Senior Notes due 2036 issued by Finisar (the "Finisar Notes") a notice of redemption pursuant to which Finisar provided notice that it would redeem on December 22, 2021 all of the Finisar Notes that were not repurchased by Finisar on December 15, 2021 pursuant to the terms of the Finisar Notes and that remained outstanding on December 22, 2021. On December 15, 2021, Finisar repurchased $15 million aggregate principal amount of Finisar Notes that were tendered for repurchase by holders of Finisar Notes. Each holder of Finisar Notes that remained outstanding after the repurchase on December 15, 2021 had the option to elect to receive (i) a redemption price equal to 100% of the principal amount of the redeemed Finisar Notes, plus accrued and unpaid interest on the redeemed Finisar Notes or (ii) to convert all or any portion of the Finisar Notes held by such holder in accordance with the terms of the Finisar Notes until the close of business on December 21, 2021. Based on the elections of such holders, the Company issued 45 shares of common stock and paid approximately $0.3 million in the aggregate on December 22, 2021 to settle the conversion of the Finisar Notes that were converted and to redeem all remaining outstanding Finisar Notes.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Convertible Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
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
The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Convertible Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. Throughout the term of the II-VI Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Convertible Notes amounted to $501 million as of December 31, 2021 and $532 million as of June 30, 2021 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
Prior to the close of business on the business day immediately preceding June 1, 2022, the II-VI Convertible Notes will be convertible only under the following circumstances:

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
(ii) during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of II-VI Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the II-VI Common Stock and the conversion rate on each such trading day; or
(iii) upon the occurrence of certain specified corporate events.
On or after June 1, 2022 until the close of business on the business day immediately preceding the maturity date, holders may convert their II-VI Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.
Holders of the II-VI Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Convertible Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. The II-VI Convertible Notes were not convertible during the quarter ended December 31, 2021. Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Convertible Notes are convertible at the option of the holders thereof during the fiscal quarter ending March 31, 2022.
The following tables set forth total interest expense recognized related to the II-VI Convertible Notes for the three and six months ended December 31, 2021 and December 31, 2020 ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
0.25% contractual coupon	$220	$220	$441	$441
Amortization of debt discount and debt issuance costs including initial purchaser discount	510	3,446	925	6,852
Interest expense	$730	$3,666	$1,366	$7,293

The effective interest rates on the liability component for the three and six months ended December 31, 2021 and 2020 presented were 1% and 5%, respectively.
Aggregate Availability
The Company had aggregate availability of $450 million under its Revolving Credit Facility as of December 31, 2021.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 1% and 2% for the six months ended December 31, 2021 and 2020, respectively.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at December 31, 2021 was 16% compared to an effective tax rate of 19% for the same period in 2020. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions and deductions for intangible income.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and June 30, 2021, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $38 million for both periods. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $33 million of the gross unrecognized tax benefits at December 31, 2021 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $3 million at both December 31, 2021 and June 30, 2021. Fiscal years 2018 to 2021 remain open to examination by the Internal Revenue Service, fiscal years 2017 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2021 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination in New York for the years ended June 30, 2018 through June 30, 2019 and under examination for certain subsidiary companies in India for the year ended March 31, 2016; Philippines for the years ended June 30, 2018 through June 30, 2019; and Germany for the years ended June 30, 2012 through June 30, 2018. The Company believes its income tax reserves for these tax matters are adequate.
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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Finance Lease Cost
Amortization of right-of-use assets	$418	$838
Interest on lease liabilities	302	609
Total finance lease cost	$720	$1,447
Operating lease cost	9,176	18,395
Sublease income	143	507
Total lease cost	$9,753	$19,335

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$302	$609
Operating cash flows from operating leases	8,850	17,665
Financing cash flows from finance leases	312	622

Weighted-Average Remaining Lease Term (in Years)
Finance leases	10.0
Operating leases	6.9

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	5.9%

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Finance Lease Cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	319	642
Total finance lease cost	$736	$1,475
Operating lease cost	9,547	18,600
Sublease income	368	735
Total lease cost	$9,915	$19,340

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$319	$642
Operating cash flows from operating leases	9,229	17,692
Financing cash flows from finance leases	278	551

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
The Company recognized $7 million and $14 million of preferred stock dividends for the three and six months ended December 31, 2021, respectively, associated with the Mandatory Convertible Preferred Stock, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of December 31, 2021.
The following table presents dividends per share and dividends recognized for the three and six months ended December 31, 2021:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Dividends per share	$3.00	$6.00
Mandatory Convertible Preferred Stock dividends ($000)	$6,900	$13,800

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
On or at any time after March 31, 2031
•each holder has the right to require the Company to redeem all of their II-VI Series B-1 Convertible Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value for such shares (as defined in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock) plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”); and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of II-VI Series B-1 Convertible Preferred Stock outstanding, for cash, at the Redemption Price.
In connection with any Fundamental Change, and subject to the procedures set forth in the Statement with Respect to Shares establishing the New II-VI Convertible Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of II-VI Series B-1 Convertible Preferred Stock then-outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026.
If the Company defaults on a payment obligation with respect to the II-VI Series B-1 Convertible Preferred Stock and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
The II-VI Series B-1 Convertible Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Right, and upon a Fundamental Change, and is therefore classified as mezzanine equity.
The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to Common Shareholders.
The Company recognized $10 million and $20 million of preferred stock dividends for the three and six months ended December 31, 2021, respectively, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of December 31, 2021.
The following table presents dividends per share and dividends recognized for the three and six months ended December 31, 2021:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Dividends per share	$131	$266
Dividends ($000)	9,307	19,011
Deemed dividends ($000)	496	974
Note 12.    Earnings Per Share
Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per common share is computed by dividing the diluted earnings available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and six months ended December 31, 2021, diluted shares outstanding include the dilutive effect of the potential shares II-VI Common Stock issuable from stock options, performance and restricted shares, as well as the shares of II-VI Common Stock issuable upon conversion of outstanding convertible debt.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per common share. For the three and six months ended December 31, 2021, diluted earnings per share excluded the potentially dilutive effect of the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended December 31, 2021 ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator
Net earnings	$67,657	$87,900	$142,121	$134,166
Deduct Series A preferred stock dividends	(6,900)	(6,900)	(13,800)	(13,340)
Deduct Series B dividends and deemed dividends	(9,803)	—	(19,985)	—
Basic earnings available to common shareholders	$50,954	$81,000	$108,336	$120,826

Effect of dilutive securities:
Add back interest on II-VI Convertible Notes (net of tax)	$577	$3,066	$1,079	$6,132
Diluted earnings available to common shareholders	$51,531	$84,066	$109,415	$126,958

Denominator
Weighted average shares	106,158	104,092	105,960	103,450
Effect of dilutive securities:
Common stock equivalents	2,952	3,630	2,854	3,034
II-VI Convertible Notes	7,330	7,331	7,330	7,331
Diluted weighted average common shares	116,440	115,053	116,144	113,815

Basic earnings per common share	$0.48	$0.78	$1.02	$1.17

Diluted earnings per common share	$0.44	$0.73	$0.94	$1.12

The following table presents potential shares of II-VI Common Stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended December 31, 2021 (000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Common stock equivalents	2	21	16	225
Series A Mandatory Convertible Preferred Stock	8,915	8,915	8,915	8,922
Series B Redeemable Preferred Stock	9,105	—	9,049	—
Total anti-dilutive shares	18,022	8,936	17,980	9,147

Note 13.    Segment Reporting
The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision-maker organizes business segments within the Company for making operating decisions and assessing financial performance.
The Company reports its financial results in the following two segments: (i) Compound Semiconductors, and (ii) Photonic Solutions, and the Company’s chief operating decision-maker receives and reviews financial information based on these segments. The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment.
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the pending acquisition of Coherent for the three and six months ended December 31, 2021 have not been allocated to an Operating Segment, and are presented in Unallocated and Other.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$524,969	$281,850	$—	$806,819
Inter-segment revenues	9,377	92,269	(101,646)	—
Operating income	49,713	57,249	(8,740)	98,222
Interest expense	—	—	—	(17,062)
Other income, net	—	—	—	(1,806)
Income taxes	—	—	—	(11,697)
Net earnings	—	—	—	67,657
Depreciation and amortization	42,850	28,176	—	71,026
Expenditures for property, plant & equipment	11,885	42,237	—	54,122
Segment assets	4,981,065	2,668,218	—	7,649,283
Goodwill	1,052,038	241,129	—	1,293,167

	Three Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$482,879	$303,690	$—	$786,569
Inter-segment revenues	8,441	64,812	(73,253)	—
Operating income	48,439	70,277	—	118,716
Interest expense	—	—	—	(15,585)
Other expense, net	—	—	—	3,153
Income taxes	—	—	—	(18,383)
Net earnings	—	—	—	87,900
Depreciation and amortization	39,764	27,437	—	67,200
Expenditures for property, plant & equipment	24,853	20,684	—	45,537

	Six Months Ended December 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,060,992	$540,938	$—	$1,601,930
Inter-segment revenues	25,940	170,638	(196,578)	—
Operating income (loss)	106,259	106,920	(19,907)	193,272
Interest expense	—	—	—	(29,253)
Other income (expense), net	—	—	—	5,776
Income taxes	—	—	—	(27,674)
Net earnings	—	—	—	142,121
Depreciation and amortization	84,986	55,732	—	140,718
Expenditures for property, plant & equipment	36,862	64,827	—	101,689

	Six Months Ended December 31, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$980,606	$534,047	$—	$1,514,653
Inter-segment revenues	15,657	131,899	(147,556)	—
Operating income (loss)	98,873	120,972	—	219,845
Interest expense	—	—	—	(32,799)
Other income, net	—	—	—	(21,186)
Income taxes	—	—	—	(31,694)
Net earnings	—	—	—	134,166
Depreciation and amortization	78,451	53,435	—	131,886
Expenditures for property, plant & equipment	46,087	33,242	—	79,329
Note 14.    Share-Based Compensation
The Company’s Board of Directors amended and restated the II-VI Incorporated 2018 Omnibus Incentive Plan, which was approved by the shareholders at the Annual Meeting in November 2018. The II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan (the “Plan”) was approved by the shareholders at the Annual Meeting in November 2020. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of II-VI Common Stock authorized for issuance under the Plan is limited to 9,550,000 shares of II-VI Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee.

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Stock Options and Cash-Based Stock Appreciation Rights	$1,924	$5,414	$2,472	$7,334
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	13,760	15,773	31,132	25,883
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,058	6,892	5,766	10,364
	$17,742	$28,079	$39,370	$43,581

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $19 million is recognized in the Condensed Consolidated Balance Sheet within other liabilities as of December 31, 2021. Changes in fair value are recorded within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Convertible Notes based on quoted market prices as of the last trading day prior to December 31, 2021; however, the II-VI Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Convertible Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Convertible Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.

The fair value and carrying value of the II-VI Convertible Notes were as follows at December 31, 2021 ($000):

	Fair Value	Carrying Value
II-VI Convertible Notes	$513,632	$343,600
The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its lease obligations and the Senior Notes, excluding the II-VI Convertible Notes are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value. Due to the proximity of the issuance date to the quarter end December 31, 2021, the Company assumes that the principal amount of the Senior Notes approximates fair value.
The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales, for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. At December 31, 2021, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. There were no material realized gains or losses related to these contracts for the three and six months ended December 31, 2021.
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of II-VI Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended December 31, 2021. As of December 31, 2021, the Company has cumulatively purchased 1,416,587 shares of II-VI Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of December 31, 2021 that may yet be purchased under the Program is approximately $28 million.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the six months ended December 31, 2021 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2021	$55,395	$(31,773)	$(9,355)	$14,267
Other comprehensive income before reclassifications	(11,788)	4,783	—	(7,005)
Amounts reclassified from AOCI	—	7,808	—	7,808
Net current-period other comprehensive income	(11,788)	12,591	—	803
AOCI - December 31, 2021	$43,607	$(19,182)	$(9,355)	$15,070

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
In addition, we operate in a highly competitive and rapidly changing environment; new risk factors can arise, and it is not possible for management to anticipate all such risk factors, or to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are based only on information currently available to us and speak only as of the date of this Report. We do not assume any obligation, and do not intend, to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws. Investors should, however, consult any further disclosures of a forward-looking nature that the Company may make in its subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or other disclosures filed with or furnished to the SEC.
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
The Company generates revenues, earnings and cash flows from developing, manufacturing and marketing a broad portfolio of products for our end markets. We also generate revenue, earnings and cash flows from government and customer-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.
Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, manufacturers of equipment and devices for industrial, optical communications, consumer electronics, security and monitoring applications, U.S. government prime contractors, and various U.S. government agencies.
As we grow, we are focused on scaling our company and deriving the continued benefits of vertical integration as we strive to be a best-in-class competitor in all of our highly competitive markets. The Company may elect to change the way in which the Company operates or is organized in the future to enable the most efficient implementation of our strategy.
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
Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each share of common stock of Coherent (the “Coherent Common Stock”) issued and outstanding immediately prior to the Effective Time will be canceled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”): (A) $220.00 in cash, without interest

(the “Cash Consideration”), and (B) 0.91 of a validly issued, fully paid and nonassessable share of common stock of II-VI, no par value per share ("II-VI Common Stock").
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
The completion of the Merger is subject to the satisfaction or waiver of certain additional customary closing conditions, including review and approval of the Merger by the State Administration for Market Regulation in China. Subject to the satisfaction or waiver of each of the closing conditions, II-VI anticipates that the Merger will be completed by the middle of the second calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed at a later time or not at all.
In connection with entering into the Merger Agreement, II-VI has obtained a fully underwritten financing commitment pursuant to a commitment letter (the “Commitment Letter”), dated as of March 25, 2021, as further amended and restated on April 21, 2021, with JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A. and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide up to $5.125 billion in debt financing. II-VI and the Commitment Parties amended and restated the Commitment Letter on October 25, 2021 (the “Amended and Restated Commitment Letter”) to effect certain amendments thereto, including to reduce the total amounts of commitments thereunder to $4.99 billion. The obligation of the Commitment Parties to provide the debt financing provided for in the Amended and Restated Commitment Letter is subject to a number of customary conditions. Subject to the terms of the Amended and Restated Debt Commitment Letter, the commitment parties thereto committed to provide a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance of the Senior Notes (defined in Note 8), the Bridge Loan Commitment was terminated, such that the total amounts of commitments under the Amended and Restated Commitment Letter are $4.0 billion.
On December 10, 2021, II-VI issued $990 million aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under its existing credit agreement. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Senior Notes will be payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.00% per annum. The Senior Notes will mature on December 15, 2029.

As of December 10, 2021, the New Term Facilities and the New Revolving Credit Facility (as defined in Note 8) contemplated by the Amended and Restated Commitment Letter have been fully priced and allocated. The Company intends to borrow under the New Term Facilities and to use the net proceeds from the issuance and sale of the Senior Notes in connection with the Merger. The New Revolving Credit Facility is expected to be available concurrently with the Closing.
The Company intends to use the net proceeds from the offering of the Senior Notes, together with other financing sources (including the New Term Facilities described further under Note 3. Pending Coherent Acquisition in Part I, Item 1 of this Quarterly Report on Form 10-Q) and cash on hand, to fund the Cash Consideration, the repayment of certain indebtedness and certain fees and expenses in connection with the Merger.
If (i) the Merger has not been consummated on or prior to 11:59 p.m., Eastern Time, on December 15, 2022 or (ii) the Company informs the Trustee in writing or otherwise announces in writing that the Merger is no longer being pursued and/or the Merger Agreement has been terminated, the Company will be required to redeem all of the outstanding Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of as of March 30, 2021, (the "Investment Agreement"), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company (“II-VI Series B-1 Convertible Preferred Stock”) for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million. Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the Company would issue, sell and deliver to the Investor:
•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company (“II-VI Series B-2 Convertible Preferred Stock”) for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.05 billion, immediately prior to the Closing; and
•immediately prior to the Closing, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the "Upsize Shares") for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.
Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021 of its agreement to purchase the Upsize Shares from the Company immediately prior to the Closing, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.15 billion.
The expenses associated with the Merger for the six months ended December 31, 2021, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this Quarterly Report.
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
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
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
Our focus has been on the protection of the health and safety of our employees and business partners. In our facilities, we have deployed new safety measures, including guidance to employees on matters such as effective hygiene and disinfection, social distancing, limited and remote-access working where feasible and use of protective equipment. We also are prioritizing efforts to understand and support the changing business needs of our customers and suppliers in light of restrictions that are applicable to them.
In addition, our supply chain has been affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and have increased collection risks, which may adversely affect our results of operations.
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
Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and six months ended December 31, 2021 and 2020 ($ in millions):

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
		% of Revenues		% of Revenues
Total revenues	$807	100%	$787	100%
Cost of goods sold	496	61	474	60
Gross margin	311	39	313	40
Operating expenses:
Internal research and development	95	12	85	11
Selling, general and administrative	118	15	109	14
Interest and other, net	19	2	12	2
Earnings before income taxes	79	10	106	14
Income taxes	12	1	18	2
Net earnings	$68	8%	$88	11%

Diluted earnings per share	$0.44		$0.73

	Six Months Ended December 31, 2021		Six Months Ended December 31, 2020
		% of Revenues		% of Revenues
Total revenues	$1,602	100%	$1,515	100%
Cost of goods sold	984	61	925	61
Gross margin	618	39	590	39
Operating expenses:
Internal research and development	184	12	163	11
Selling, general and administrative	240	15	207	14
Interest and other, net	24	1	54	4
Earnings (loss) before income taxes	170	11	166	11
Income taxes	28	2	32	2
Net earnings (loss)	$142	9%	$134	9%

Diluted earnings (loss) per share	$0.94		$1.12
Consolidated
Revenues. Revenues for the three months ended December 31, 2021 increased 3% to $807 million, compared to $787 million for the same period last fiscal year. Revenues for the six months ended December 31, 2021 increased 6% to $1,602 million, compared to $1,515 million for the same period last fiscal year. The increase in revenue for both the three and six months ended December 31, 2021 is driven by increased sales in the industrial and communications product lines, especially 200, 400, and 800G products.
Gross margin. Gross margin for the three months ended December 31, 2021 was $311 million, or 39% of total revenues, compared to $313 million, or 40% of total revenues, for the same period last fiscal year, a decrease of 120 basis points. Gross margin for the six months ended December 31, 2021 increased 5% to $618 million, compared to $590 million for the same period last fiscal year, and decreased as a percent of revenue year-over-year by 30 basis points. The decrease as a percent of revenue for both the three and six months ended December 31, 2021, was driven by higher costs to secure components affected by supply chain shortages, as well as additional costs incurred related to COVID-19.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2021 were $95 million, or 12% of revenues, compared to $85 million, or 11% of revenues, for the same period last fiscal year. IR&D for the six months ended December 31, 2021 increased 13% to $184 million, compared to $163 million for the same period last fiscal year. The increase for both the three and six months ended December 31, 2021 was driven by additional operating expenses of $10 million related to the start-up of new devices for new customer applications.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2021 were $118 million, or 15% of revenues, compared to $109 million, or 14% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2021 were $240 million, or 15% of revenues, compared to $207 million, or 14% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three and six months ended December 31, 2021 compared to the same period last fiscal year was primarily the result of transaction costs incurred in the current year related to the Merger of $20 million, as compared to $3 million during the same period last fiscal year.
Interest and other, net. Interest and other, net for the three months ended December 31, 2021 was expense of $19 million, compared to expense of $12 million for the same period last fiscal year. Included in interest and other, net, was interest expense on borrowings, equity earnings from unconsolidated investments, foreign currency gains and losses, amortization of debt issuance costs, and interest income on excess cash balances. For the three months ended December 31, 2021, interest and other, net increased by $6 million in comparison to the same period last fiscal year, driven by additional expense incurred in the current year related to financing of the Merger. For the six months ended December 31, 2021, interest and other, net decreased by $31 million in comparison to the same period last fiscal year, driven by $25 million of debt extinguishment expense recognized in the prior year, and a favorable foreign currency fluctuation year-over-year of approximately $17 million. There were foreign currency gains of $5 million for the current six-month period, compared to $12 million of losses for the six months ended December 31, 2020.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2021 was 16%, compared to an effective tax rate of 19% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions and deductions for intangible income.
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
Photonic Solutions ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2021	2020		2021	2020
Revenues	$525	$483	9%	$1,061	$981	8%
Operating income	$50	$48	3%	$106	$99	7%
Revenues for the three months ended December 31, 2021 increased 9% to $525 million, compared to $483 million for the same period last fiscal year. Revenues for the six months ended December 31, 2021 increased 8% to $1,061 million, compared to $981 million for the same period last fiscal year. The increase in revenue during the three and six months ended December 31, 2021 was primarily due to sustained demand for products in the optical communications market, in particular datacom and telecom products.
Operating income for the three months ended December 31, 2021 increased 3% to $50 million, compared to operating income of $48 million for the same period last fiscal year. Operating income for the six months ended December 31, 2021 increased 7% to $106 million, compared to operating income of $99 million for the same period last fiscal year. The increase in operating income for both the three and six months ended December 31, 2021 was driven by the increase in revenue, and remained consistent as a percentage of sales.
Compound Semiconductors ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2021	2020		2021	2020
Revenues	$282	$304	(7)%	$541	$534	1%
Operating income	$57	$70	(19)%	$107	$121	(12)%
Revenues for the three months ended December 31, 2021 decreased 7% to $282 million, compared to revenues of $304 million for the same period last fiscal year. Compared to the three months ended December 31, 2020, 3D sensing revenue was lower due to two factors, the first being a design change that comes with a lower unit price, accompanied by a shift in timing of revenues into our first fiscal quarter this year. This decrease was partially offset by growth in the industrial and semiconductor capital equipment markets. Revenues for the six months ended December 31, 2021 increased 1% to $541 million, compared to revenues of $534 million for the same period last fiscal year. The increase in revenues during the six months ended December 31, 2021 primarily related to the increase in demand in the industrial market and the semiconductor capital equipment market. Shipments for 3D sensing were similar to the prior year with strong outlook despite changes in designs.
Operating income for the three months ended December 31, 2021 decreased 19% to $57 million, compared to operating income of $70 million for the same period last fiscal year. Operating income for the six months ended December 31, 2021 decreased

12% to $107 million, compared to operating income for the same period last fiscal year. The decrease in operating income for both the three and six months ended December 31, 2021 was driven by increased operating expense of $11 million related to the start-up of new devices for new customer applications.
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
Sources (uses) of cash (millions):

	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$240	$356
Net proceeds from debt and equity issuances	990	884
Effect of exchange rate changes on cash and cash equivalents and other items	9	26
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	8	22
Purchases of businesses, net of cash acquired	—	(34)
Other items	(2)	—
Debt issuance costs	(6)	—
Payments in satisfaction of employees' minimum tax obligations	(14)	(7)
Payments on Finisar Notes	(15)	—
Payment of dividends	(21)	(7)
Payments under long-term borrowings and credit facility	(31)	(820)
Additions to property, plant & equipment	(102)	(79)
Operating activities:
Net cash provided by operating activities was $240 million for the six months ended December 31, 2021 compared to $356 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the six months ended December 31, 2021 compared to the same period last fiscal year was primarily due to increased working capital requirements to mitigate the impact of our supply chain challenges.
Investing activities:
Net cash used in investing activities was $102 million for the six months ended December 31, 2021, compared to net cash used of $114 million for the same period last fiscal year. Cash used to fund capital expenditures increased by $22 million year over year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities for the six months ended December 31, 2020 was used to fund the acquisitions of Ascatron AB and Innovion Corporation.
Financing activities:
Net cash provided by financing activities was $911 million for the six months ended December 31, 2021, compared to net cash provided by financing activities of $73 million for the same period last fiscal year. Cash outflow for the current period was primarily comprised of payments on the Term A facility (as defined below), payment to repurchase, redeem and settle conversions of Finisar Corporation's 0.50% Convertible Senior Notes due 2036 and payment of cash dividends on II-VI's outstanding preferred stock, no par value. Net cash provided by financing activities in the current year primarily consisted of receipt of the net proceeds from the offering of the Senior Notes.

The Company intends to use the proceeds from the offering of the Senior Notes, together with other financing sources (including the New Term Facilities and cash on hand), to fund the cash consideration, the repayment of certain indebtedness and certain fees and expenses in connection with the Merger.
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
The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Closing Date"). The Company is obligated to repay the outstanding principal amount of the Revolving Credit Facility, if any, on the fifth anniversary of the Closing Date. Notwithstanding the foregoing, all amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the Company’s currently outstanding 0.25% Convertible Senior Notes due 2022 (the “II-VI Convertible Notes”) if (i) the II-VI Convertible Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability under the Revolving Credit Facility to repay the principal amount of the II-VI Convertible Notes. The II-VI Convertible Notes are included in the current portion of long-term debt. The Company has sufficient cash to repay the principal amount of the II-VI Convertible Notes, therefore the Senior Credit facilities remain classified as long-term obligations in the Condensed Consolidated Balance Sheet.
The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s material existing or future direct and indirect domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. Borrowings under the Senior Credit Facilities are secured by a first priority lien in substantially all of the assets of the Company and the Guarantors, subject to certain exception, including that no real property secures the Senior Credit Facilities.
All amounts outstanding under the Senior Credit Facilities become due and payable 120 days prior to the maturity of the Company’s currently outstanding II-VI Convertible Notes if (i) the II-VI Convertible Notes remain outstanding, and (ii) the Company has insufficient cash and borrowing availability to repay the principal amount of the II-VI Convertible Notes.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company is obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Finisar Closing Date, commencing with the first full fiscal quarter after the Finisar Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Finisar Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of December 31, 2021 the Company was in compliance with all financial covenants under the Credit Agreement.
In addition, on December 2, 2021, the Company entered into an amendment to the Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, related to the offering of the Senior Notes (as defined in Note 8).
Additional information regarding the Senior Credit Facilities and certain of the Company's other indebtedness is set forth in Note 8. Debt to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Malaysian Ringgit, Chinese Renminbi, Swiss Franc and Japanese Yen. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risks
As of December 31, 2021, the Company’s total borrowings include variable rate borrowings, which expose the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $11 million for the three and six months ended December 31, 2021.
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

Item 6.    EXHIBITS

Exhibit Number	Description of Exhibit	Reference
3.01	Amended and Restated Bylaws of II-VI Incorporated, as amended and restated effective November 19, 2021.	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on November 24, 2021.
4.01	Indenture, dated as of December 10, 2021, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee.	Incorporated herein by reference to Exhibit 4.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on December 10, 2021.
4.02	Form of 5.000% Senior Notes due 2029.	Included in Exhibit 4.01.
10.01	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 2, 2021, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on December 2, 2021.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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

II-VI INCORPORATED
(Registrant)

Date: February 9, 2022	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: February 9, 2022	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer