Form 10-Q
period 2022-03-31
II-VI INC
filed 2022-05-10
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 6, 2022, 106,456,567 shares of Common Stock, no par value, of the registrant were outstanding.

II-VI INCORPORATED

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
II-VI Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2022	June 30, 2021
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$2,600,315	$1,591,892
Accounts receivable - less allowance for doubtful accounts of $2,899 at March 31, 2022 and $924 at June 30, 2021	653,095	658,962
Inventories	879,510	695,828
Prepaid and refundable income taxes	16,032	13,095
Prepaid and other current assets	84,847	67,617
Total Current Assets	4,233,799	3,027,394
Property, plant & equipment, net	1,320,191	1,242,906
Goodwill	1,292,649	1,296,727
Other intangible assets, net	657,590	718,460
Deferred income taxes	38,708	33,498
Other assets	224,259	193,665
Total Assets	$7,767,196	$6,512,650
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$1,383,959	$62,050
Accounts payable	361,533	294,486
Accrued compensation and benefits	141,461	181,491
Operating lease current liabilities	28,050	25,358
Accrued income taxes payable	35,508	20,295
Other accrued liabilities	173,370	145,909
Total Current Liabilities	2,123,881	729,589
Long-term debt	928,745	1,313,091
Deferred income taxes	74,523	73,962
Operating lease liabilities	115,230	125,541
Other liabilities	140,641	138,119
Total Liabilities	3,383,020	2,380,302
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; authorized - 215,000 shares; issued - 75,000 shares at March 31, 2022 and June 30, 2021; redemption value - $788,326 and $759,583, respectively	756,411	726,178
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; authorized - 5,000,000 shares; issued - 2,300,000 shares at March 31, 2022 and June 30, 2021	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 120,319,353 shares at March 31, 2022; 119,126,585 shares at June 30, 2021	2,045,850	2,028,273
Accumulated other comprehensive income	48,117	14,267
Retained earnings	1,321,779	1,136,777
	3,861,065	3,624,636
Treasury stock, at cost; 13,868,570 shares at March 31, 2022 and 13,640,555 shares at June 30, 2021	(233,300)	(218,466)
Total Shareholders' Equity	3,627,765	3,406,170
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$7,767,196	$6,512,650
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$827,724	$783,232

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	506,051	493,242
Internal research and development	96,895	83,231
Selling, general and administrative	118,009	121,678
Interest expense	43,499	13,034
Other expense (income), net	241	(21,432)
Total Costs, Expenses, & Other Expense (Income)	764,695	689,753

Earnings Before Income Taxes	63,029	93,479

Income Tax Expense	14,027	12,387

Net Earnings	$49,002	$81,092

Less: Dividends on Preferred Stock	$17,148	$7,013
Net Earnings available to the Common Shareholders	$31,854	$74,079

Basic Earnings Per Share	$0.30	$0.71

Diluted Earnings Per Share	$0.28	$0.66
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2022	2021
Revenues	$2,429,654	$2,297,885

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,490,190	1,418,219
Internal research and development	281,189	246,337
Selling, general and administrative	358,234	328,403
Interest expense	72,752	45,833
Other expense (income), net	(5,535)	(246)
Total Costs, Expenses, & Other Expense (Income)	2,196,830	2,038,546

Earnings Before Income Taxes	232,824	259,339

Income Tax Expense	41,701	44,081

Net Earnings	$191,123	$215,258

Less: Dividends on Preferred Stock	$50,933	$20,353
Net Earnings available to the Common Shareholders	$140,190	$194,905

Basic Earnings Per Share	$1.32	$1.88

Diluted Earnings Per Share	$1.22	$1.78
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net earnings	$49,002	$81,092	$191,123	$215,258
Other comprehensive income:
Foreign currency translation adjustments	327	(18,400)	(11,461)	81,191
Change in fair value of interest rate swap, net of taxes of $6,519 and $9,967 for the three and nine months ended March 31, 2022, respectively, and $2,299 and $2,929 for the three and nine months ended March 31, 2021, respectively	23,804	8,394	36,395	10,693
Change in fair value of interest rate cap, net of taxes of $2,370 for the three and nine months ended March 31, 2022	8,916	—	8,916	—
Comprehensive income	$82,049	$71,086	$224,973	$307,142
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings	$191,123	$215,258
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	153,714	138,300
Amortization	59,820	61,570
Share-based compensation expense	57,424	54,417
Amortization of discount on convertible debt and debt issuance costs	12,159	15,512
Debt extinguishment costs	—	24,747
Unrealized losses (gains) on foreign currency remeasurements and transactions	(912)	4,260
Earnings from equity investments	(1,641)	(2,011)
Deferred income taxes	(8,917)	(2,959)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	3,764	(8,454)
Inventories	(184,073)	(27,155)
Accounts payable	27,056	(2,320)
Income taxes	19,957	(7,592)
Accrued compensation and benefits	(40,030)	(16,030)
Other operating net assets (liabilities)	(13,437)	(691)
Net cash provided by operating activities	276,007	446,852
Cash Flows from Investing Activities
Additions to property, plant & equipment	(195,991)	(105,331)
Purchases of businesses, net of cash acquired	—	(34,431)
Other investing activities	(5,750)	(1,057)
Net cash used in investing activities	(201,741)	(140,819)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	—	460,000
Proceeds from issuance of Series A preferred shares	—	460,000
Proceeds from issuance of Series B preferred shares	—	750,000
Proceeds from issuance of Senior Notes	990,000	—
Payments on Finisar Notes	(14,888)	—
Payments on borrowings under Term A Facility	(46,538)	(121,538)
Payments on borrowings under Term B Facility	—	(714,600)
Payments on borrowings under Revolving Credit Facility	—	(74,000)
Debt issuance costs	(10,197)	—
Equity issuance costs	—	(58,596)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	17,177	31,562
Payments in satisfaction of employees' minimum tax obligations	(14,948)	(8,253)
Payment of dividends	(27,608)	(13,419)
Other financing activities	(1,715)	(1,967)
Net cash provided by financing activities	891,283	709,189
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	42,874	27,042
Net increase in cash, cash equivalents, and restricted cash	1,008,423	1,042,264
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,591,892	493,046
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,600,315	$1,535,310
Cash paid for interest	$24,158	$17,963
Cash paid for income taxes	$34,757	$53,696
Additions to property, plant & equipment included in accounts payable	$71,477	$21,650
- See notes to condensed consolidated financial statements.

II-VI Incorporated and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(478)	—	—	(478)	—	478
Dividends	—	—	—	—	—	(16,604)	—	—	(16,604)	—	9,704
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360
Share-based and deferred compensation activities	82	16,854	—	—	—	—	(13)	(806)	16,048	—	—
Net Earnings	—	—	—	—	—	67,657	—	—	67,657	—	—
Foreign currency translation adjustments	—	—	—	—	2,593	—	—	—	2,593	—	—
Change in fair value of interest rate swap, net of taxes of $2,714	—	—	—	—	9,910	—	—	—	9,910	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(496)	—	—	(496)	—	496
Dividends	—	—	—	—	—	(16,311)	—	—	(16,311)	—	9,307
Balance - December 31, 2021	120,053	$2,019,306	2,300	$445,319	$15,070	$1,289,925	(13,853)	$(232,207)	$3,537,413	75	$746,163
Share-based and deferred compensation activities	266	26,544	—	—	—	—	(16)	(1,093)	25,451	—	—
Net Earnings	—	—	—	—	—	49,002	—	—	49,002	—	—
Foreign currency translation adjustments	—	—	—	—	327	—	—	—	327	—	—
Change in fair value of interest rate swap, net of taxes of $6,519	—	—	—	—	23,804	—	—	—	23,804	—	—
Change in fair value of interest rate cap, net of taxes of $2,370	—	—	—	—	8,916	—	—	—	8,916	—	—
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(516)	—	—	(516)	—	516
Dividends	—	—	—	—	—	(16,632)	—	—	(16,632)	—	9,732
Balance - March 31, 2022	120,319	$2,045,850	2,300	$445,319	$48,117	$1,321,779	(13,869)	$(233,300)	$3,627,765	75	$756,411

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803	—	$—
Share-based and deferred compensation activities	575	16,764	—	—	—	—	(120)	(5,498)	11,266	—	—
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908	—	—
Net Earnings	—	—	—	—	—	46,266	—	—	46,266	—	—
Foreign currency translation adjustments	—	—	—	—	35,524	—	—	—	35,524	—	—
Change in fair value of interest rate swap, net of taxes of $(152)	—	—	—	—	(555)	—	—	—	(555)	—	—
Dividends	—	—	—	—	—	(6,535)	—	—	(6,535)	—	—
Balance - September 30, 2020	117,189	$1,942,300	2,300	$445,319	$(52,414)	$916,283	(13,476)	$(204,811)	$3,046,677	—	$—
Share-based and deferred compensation activities	854	43,533	—	—	—	—	(11)	(1,318)	42,215	—	—
Net Earnings	—	—	—	—	—	87,900	—	—	87,900	—	—
Foreign currency translation adjustments	—	—	—	—	64,067	—	—	—	64,067	—	—
Change in fair value of interest rate swap, net of taxes of $782	—	—	—	—	2,854	—	—	—	2,854	—	—
Dividends	—	—	—	—	—	(6,900)	—	—	(6,900)	—	—
Balance - December 31, 2020	118,043	$1,985,833	2,300	$445,319	$14,507	$997,283	(13,487)	$(206,129)	$3,236,813	—	$—
Share-based and deferred compensation activities	327	25,377	—	—	—	—	(3)	(1,115)	24,262	—	—
Common stock repurchase	—	—	—	—	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	—	81,092	—	—	81,092	—	—
Series B shares issued in March 2021	—	—	—	—	—	—	—	—	—	75	716,087
Accretion to redemption value of Series B shares issued in March 2021	—	—	—	—	—	(9)	—	—	(9)	—	9
Foreign currency translation adjustments	—	—	—	—	(18,400)	—	—	—	(18,400)	—	—
Change in fair value of interest rate swap, net of taxes of $2,299	—	—	—	—	8,394	—	—	—	8,394	—	—
Dividends	—	—	—	—	—	(7,004)	—	—	(7,004)	—	104
Balance - March 31, 2021	118,370	$2,011,210	2,300	$445,319	$4,501	$1,071,362	(13,490)	$(207,244)	$3,325,148	75	$716,200

II-VI Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of II-VI Incorporated (“II-VI”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 20, 2021. The condensed consolidated results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2021 was derived from the Company’s audited consolidated financial statements.
The Company is closely monitoring the ongoing impact of the COVID-19 pandemic and related factors on all aspects of our business, including the impact to our employees, suppliers and customers, as well as the impact to the countries and markets in which II-VI operates. In particular, the Company is continuing to focus intensely on mitigating any resulting adverse impacts on our foreign and domestic operations, starting by prioritizing the safety of our employees, suppliers and customers.
We previously classified intangible asset amortization expense within Selling, general and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Earnings. Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Condensed Consolidated Statements of Earnings. Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $10 million and $29 million for the three and nine months ended March 31, 2021, respectively.
Note 2.    Recently Issued Financial Accounting Standards
Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity's Own Equity
In August 2020, the Financial Accounting Standards Board (the "FASB") issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The Company adopted this standard as of July 1, 2021. The Company elected to use the modified retrospective method to report the effect of the changes. Adoption of the standard affected the Company's currently outstanding 0.25% convertible senior notes due 2022 (the "II-VI Convertible Notes"). Refer to Note 8. Debt for the impact of the adoption on the II-VI Convertible Notes.

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
The Boards of Directors of II-VI and Coherent unanimously approved the Merger and the Merger Agreement. II-VI filed with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-4 relating to the Merger, and the SEC declared that registration statement to be effective on May 6, 2021. Shareholders of II-VI and stockholders of Coherent voted to approve proposals related to the Merger at special meetings held on June 24, 2021 by the respective companies.
The completion of the Merger is subject to the termination or expiration of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and the approval by the State Administration for Market Regulation in China, along with the satisfaction and completion of other customary closing conditions. Subject to the satisfaction or waiver of each of the closing conditions, II-VI anticipates that the Merger will be completed by the end of the second calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed later or not at all.
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
The expenses associated with the Merger for the three and nine months ended March 31, 2022 have not been allocated to an Operating Segment, and are presented in the Unallocated and Other in Note 13. Segment Reporting.

Note 4.    Revenue from Contracts with Customers
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
The following tables summarize disaggregated revenue for the three and nine months ended March 31, 2022 and 2021 ($000):

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total

Industrial	$18,372	$82,421	$100,793	$53,372	$251,721	$305,093
Communications	531,256	34,006	565,262	1,519,733	94,813	1,614,546
Aerospace & Defense	—	45,096	45,096	—	136,405	136,405
Consumer	2,194	41,773	43,967	6,615	164,615	171,230
Semiconductor	3,111	36,670	39,781	10,288	97,359	107,647
Other	12,857	19,968	32,825	38,774	55,959	94,733
Total Revenues	$567,790	$259,934	$827,724	$1,628,782	$800,872	$2,429,654

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total

Industrial	$12,081	$77,160	$89,241	$33,305	$192,508	$225,813
Communications	476,234	34,130	510,364	1,403,960	105,702	1,509,662
Aerospace & Defense	—	51,686	51,686	—	147,317	147,317
Consumer	2,402	65,544	67,946	5,924	237,011	242,935
Semiconductor	2,082	27,648	29,730	6,717	77,005	83,722
Other	15,182	19,083	34,265	38,681	49,755	88,436
Total Revenues	$507,981	$275,251	$783,232	$1,488,587	$809,298	$2,297,885

"Other" revenue included in the tables above include revenue from the life science/medical and automotive end markets.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the nine months ended March 31, 2022, the Company recognized revenue of $9 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2021. The Company had $65 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2022.

Note 5.    Inventories
The components of inventories were as follows ($000):

	March 31, 2022	June 30, 2021
Raw materials	$316,342	$211,890
Work in progress	386,042	336,391
Finished goods	177,126	147,547
	$879,510	$695,828

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2022	June 30, 2021
Land and improvements	$20,208	$20,454
Buildings and improvements	425,996	419,157
Machinery and equipment	1,632,459	1,483,183
Construction in progress	206,971	136,544
Finance lease right-of-use asset	25,000	25,000
	2,310,634	2,084,338
Less accumulated depreciation	(990,443)	(841,432)
	$1,320,191	$1,242,906
Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2022
	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,053,028	$243,699	$1,296,727
Foreign currency translation	(857)	(3,221)	(4,078)
Balance-end of period	$1,052,171	$240,478	$1,292,649
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2022 and June 30, 2021 were as follows ($000):

	March 31, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$475,864	$(135,542)	$340,322	$476,200	$(106,802)	$369,398
Trade Names	22,719	(7,247)	15,472	22,660	(6,233)	16,427
Customer Lists	467,436	(165,640)	301,796	469,154	(136,519)	332,635
Other	1,569	(1,569)	—	1,576	(1,576)	—
Total	$967,588	$(309,998)	$657,590	$969,590	$(251,130)	$718,460

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2022	June 30, 2021
Term A Facility, interest at LIBOR, as defined, plus 1.375%	$1,010,875	$1,057,412
Debt issuance costs, Term A Facility and Revolving Credit Facility	(20,080)	(25,191)
5.000% Senior Notes	990,000	—
Debt issuance costs and discount, Senior Notes	(12,183)	—
0.50% convertible senior notes, assumed in the Finisar acquisition	—	14,888
0.25% convertible senior notes	344,951	344,969
Debt issuance costs and discount, 0.25% convertible senior notes	(859)	(16,937)

Total debt	2,312,704	1,375,141
Current portion of long-term debt	(1,383,959)	(62,050)
Long-term debt, less current portion	$928,745	$1,313,091
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
The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Closing Date"). The Company is obligated to repay the outstanding principal amount of the Revolving Credit Facility, if any, on the fifth anniversary of the Closing Date. Notwithstanding the foregoing, all amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the II-VI Convertible Notes if (i) the II-VI Convertible Notes remain outstanding and (ii) the Company has insufficient cash and borrowing availability under the Revolving Credit Facility to repay the principal amount of the II-VI Convertible Notes. The II-VI Convertible Notes are included in the current portion of long-term debt. The Company has sufficient cash to repay the principal amount of the II-VI Convertible Notes, therefore the Senior Credit Facilities remain classified as long-term obligations in the Condensed Consolidated Balance Sheet.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company is obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
In addition, on December 2, 2021, the Company entered into an amendment to the Credit Agreement, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, related to the offering of the Senior Notes (as defined below).
Allocation and Pricing of New Senior Credit Facilities
As of December 10, 2021, a new term loan A credit facility (the "New Term A Facility") in an aggregate principal amount of $850 million, a new term loan B credit facility (the "New Term B Facility" and, together with the New Term A Facility, the “New Term Facilities”) in an aggregate principal amount of $2,800 million, and a new revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $350 million, in each case as contemplated under the Amended and Restated Commitment Letter, have been fully priced and allocated. The New Term Facilities are expected be funded concurrently with the Closing. The New Revolving Credit Facility is expected to be available concurrently with the Closing. The New Term A Facility and the New Revolving Credit Facility will each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The New Term B Facility will bear interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the New Term B Facility, the Company incurred expense of $14 million in the three months ended March 31, 2022, which is included in interest expense in the Condensed Consolidated Statements of Earnings. The definitive documentation for the New Term Facilities and the New Revolving Credit Facility is expected to include customary LIBOR replacement provisions.
The Company capitalized approximately $17 million of debt issuance costs during the nine months ended March 31, 2022. These capitalized costs are presented within the prepaid and other current assets and other long-term assets captions in the Condensed Consolidated Balance Sheet. Amortization of debt issuance costs related to the New Term Facilities for the three and nine months ended March 31, 2022 totaled $2 million and $3 million, respectively, and is included in interest expense in the Condensed Consolidated Statements of Earnings.
5.000% Senior Notes due 2029
On December 10, 2021, the Company issued $990 million aggregate principal amount of 5.000% Senior Notes due 2029 (the "Senior Notes") pursuant to the indenture, dated as of December 10, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under the Senior Credit Facilities. Interest on the Senior Notes will be payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.000% per annum. The Senior Notes will mature on December 15, 2029.
The Company intends to use the proceeds from the offering of the Senior Notes, together with other financing sources (including the New Term Facilities and cash on hand), to fund the cash consideration, the repayment of certain indebtedness and certain fees and expenses in connection with the Merger. If (i) the Merger has not been consummated on or prior to 11:59 p.m., Eastern Time, on December 15, 2022 or (ii) the Company informs the Trustee, in writing or otherwise announces in writing that the Merger is no longer being pursued and/or the Merger Agreement has been terminated, the Company will be required to redeem all of the outstanding Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date (the "Special Mandatory Redemption Date"). Pursuant to the terms of the Indenture, prior to the earlier of (i) the date of the consummation of the Merger and (ii) the Special Mandatory Redemption Date, the gross proceeds from the Senior Notes cannot be used for any purpose, and therefore $990 million of restricted cash is classified within cash, cash equivalents, and restricted cash on the Condensed Consolidated Balance Sheet at March 31, 2022.

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
The Indenture contains customary covenants and events of default, including, default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of March 31, 2022, the Company was in compliance with all covenants under the Indenture.
Bridge Loan Commitment
Subject to the terms of the Amended and Restated Commitment Letter, the commitment parties thereto committed to provide, in addition to the New Term Facilities and the New Revolving Credit Facilities, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated, such that the total amounts of commitments under the Amended and Restated Commitment Letter are $4.0 billion. During the three months ended March 31, 2022, there was no expense incurred related to the Bridge Loan Commitment. During the nine months ended March 31, 2022, the Company incurred expenses of $3 million related to the Bridge Loan Commitment, which is included in interest expense in the Condensed Consolidated Statements of Earnings.
0.50% Finisar Convertible Notes
On November 1, 2021, Finisar delivered to holders of all outstanding 0.50% Convertible Senior Notes due 2036 issued by Finisar (the "Finisar Notes") a notice of redemption pursuant to which Finisar provided notice that it would redeem on December 22, 2021 all of the Finisar Notes that were not repurchased by Finisar on December 15, 2021 pursuant to the terms of the Finisar Notes and that remained outstanding on December 22, 2021. On December 15, 2021, Finisar repurchased $14.6 million aggregate principal amount of Finisar Notes that were tendered for repurchase by holders of Finisar Notes. Each holder of Finisar Notes that remained outstanding after the repurchase on December 15, 2021 had the option to elect to receive (i) a redemption price equal to 100% of the principal amount of the redeemed Finisar Notes, plus accrued and unpaid interest on the redeemed Finisar Notes or (ii) to convert all or any portion of the Finisar Notes held by such holder in accordance with the terms of the Finisar Notes until the close of business on December 21, 2021. Based on the elections of such holders, the Company issued 45 shares of common stock and paid approximately $0.3 million in the aggregate on December 22, 2021 to settle the conversion of the Finisar Notes that were converted and to redeem all remaining outstanding Finisar Notes.
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
The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Convertible Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. Throughout the term of the II-VI Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Convertible Notes amounted to $531 million as of March 31, 2022 and $532 million as of June 30, 2021 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
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
On or after June 1, 2022 until the close of business on the business day immediately preceding September 1, 2022 ( the "Maturity Date") holders may convert their II-VI Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election.
Holders of the II-VI Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Convertible Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Notes were convertible during the quarter ended March 31, 2022; conversions were immaterial. Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2022 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Convertible Notes are convertible at the option of the holders thereof during the fiscal period ranging from April 1, 2022 to May 31, 2022. As of June 1, 2022, the II-VI Convertible Notes become convertible regardless of compliance with any other conversion trigger until the close of business on the business day immediately preceding the Maturity Date.
The following tables set forth total interest expense recognized related to the II-VI Convertible Notes for the three and nine months ended March 31, 2022 and March 31, 2021 ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
0.25% contractual coupon	$216	$216	$656	$656
Amortization of debt discount and debt issuance costs including initial purchaser discount	508	3,410	1,433	10,262
Interest expense	$724	$3,625	$2,089	$10,918
The effective interest rates on the liability component for the three and nine months ended March 31, 2022 and 2021 presented were 1% and 5%, respectively.
Aggregate Availability
The Company had aggregate availability of $450 million under its Revolving Credit Facility as of March 31, 2022.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at March 31, 2022 was 18% compared to an effective tax rate of 17% for the same period in 2021. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2022 and June 30, 2021, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $40 million and $38 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $34 million of the gross unrecognized tax benefits at March 31, 2022 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $3 million at both March 31, 2022 and June 30, 2021. Fiscal years 2018 to 2021 remain open to examination by the Internal Revenue Service, fiscal years 2017 to 2021 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2021 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination in New York for the years ended June 30, 2018 through June 30, 2019 and under examination for certain subsidiary companies in California for the years ended April 30, 2017 through April 28, 2019; India for the year ended March 31, 2016; Philippines for the years ended June 30, 2018 through June 30, 2019; Germany for the years ended June 30, 2012 through June 30, 2018; and Switzerland for the years ended June 30, 2020 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
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
The following table presents lease costs, which include short-term leases, lease term, and discount rates ($000):

	Three Months Ended March 31, 2022	Nine months ended March 31, 2022
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,255
Interest on lease liabilities	298	907
Total finance lease cost	$715	$2,162
Operating lease cost	9,240	27,635
Sublease income	—	507
Total lease cost	$9,955	$29,290

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$298	$907
Operating cash flows from operating leases	8,899	26,565
Financing cash flows from finance leases	332	954

Weighted-Average Remaining Lease Term (in Years)
Finance leases	9.8
Operating leases	6.7

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	5.8%

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	315	957
Total finance lease cost	$732	$2,207
Operating lease cost	9,212	27,147
Sublease income	368	1,103
Total lease cost	$9,576	$28,251

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$315	$957
Operating cash flows from operating leases	9,150	26,003
Financing cash flows from finance leases	298	849

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
The Company recognized $7 million and $21 million of preferred stock dividends for the three and nine months ended March 31, 2022, respectively, associated with the Mandatory Convertible Preferred Stock, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of March 31, 2022.
The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2022:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Dividends per share	$3.00	$9.00
Mandatory Convertible Preferred Stock dividends ($000)	$6,900	$20,700

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
On or at any time after March 31, 2031:
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
The Company recognized $10 million and $30 million of preferred stock dividends for the three and nine months ended March 31, 2022, respectively, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of March 31, 2022.
The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2022:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Dividends per share	$137	$403
Dividends ($000)	9,732	28,743
Deemed dividends ($000)	516	1,490
Note 12.    Earnings Per Share
Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per common share is computed by dividing the diluted earnings available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and nine months ended March 31, 2022, diluted shares outstanding include the dilutive effect of the potential shares II-VI Common Stock issuable from stock options, performance and restricted shares, as well as the shares of II-VI Common Stock issuable upon conversion of outstanding convertible debt.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per common share. For the three and nine months ended March 31, 2022, diluted earnings per share excluded the potentially dilutive effect of the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended March 31, 2022 ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator
Net earnings	$49,002	$81,092	$191,123	$215,258
Deduct Series A preferred stock dividends	(6,900)	(6,900)	(20,700)	(20,240)
Deduct Series B dividends and deemed dividends	(10,248)	(113)	(30,233)	(113)
Basic earnings available to common shareholders	$31,854	$74,079	$140,190	$194,905

Effect of dilutive securities:
Add back interest on II-VI Convertible Notes (net of tax)	$571	$3,066	$1,650	$9,199
Diluted earnings available to common shareholders	$32,425	$77,145	$141,840	$204,103

Denominator
Weighted average shares	106,323	104,767	106,079	103,883
Effect of dilutive securities:
Common stock equivalents	3,296	4,203	3,001	3,424
II-VI Convertible Notes	7,330	7,331	7,330	7,331
Diluted weighted average common shares	116,949	116,302	116,410	114,637

Basic earnings per common share	$0.30	$0.71	$1.32	$1.88

Diluted earnings per common share	$0.28	$0.66	$1.22	$1.78

The following table presents potential shares of II-VI Common Stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended March 31, 2022 (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Common stock equivalents	2	14	12	154
Series A Mandatory Convertible Preferred Stock	8,915	8,915	8,915	8,915
Series B Redeemable Preferred Stock	9,217	98	9,105	33
Total anti-dilutive shares	18,134	9,027	18,032	9,102

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
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the pending acquisition of Coherent for the three and nine months ended March 31, 2022 have not been allocated to an Operating Segment, and are presented in Unallocated and Other.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2022
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$567,790	$259,934	$—	$827,724
Inter-segment revenues	10,039	73,251	(83,290)	—
Operating income	54,604	61,768	(9,604)	106,768
Interest expense	—	—	—	(43,499)
Other expense, net	—	—	—	(241)
Income taxes	—	—	—	(14,027)
Net earnings	—	—	—	49,002
Depreciation and amortization	44,402	28,415	—	72,817
Expenditures for property, plant & equipment	18,415	75,887	—	94,302
Segment assets	4,991,163	2,776,033	—	7,767,196
Goodwill	1,052,171	240,478	—	1,292,649

	Three Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$507,981	$275,251	$—	$783,232
Inter-segment revenues	12,209	61,272	(73,481)	—
Operating income	48,286	52,522	(15,728)	85,080
Interest expense	—	—	—	(13,034)
Other income, net	—	—	—	21,432
Income taxes	—	—	—	(12,387)
Net earnings	—	—	—	81,092
Depreciation and amortization	41,060	26,925	—	67,985
Expenditures for property, plant & equipment	16,364	9,639	—	26,002

	Nine Months Ended March 31, 2022
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,628,782	$800,872	$—	$2,429,654
Inter-segment revenues	35,979	243,889	(279,868)	—
Operating income	160,863	168,688	(29,511)	300,041
Interest expense	—	—	—	(72,752)
Other income, net	—	—	—	5,535
Income taxes	—	—	—	(41,701)
Net earnings	—	—	—	191,123
Depreciation and amortization	129,388	84,147	—	213,535
Expenditures for property, plant & equipment	55,277	140,714	—	195,991

	Nine Months Ended March 31, 2021
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
Revenues	$1,488,587	$809,298	$—	$2,297,885
Inter-segment revenues	27,866	193,171	(221,037)	—
Operating income	147,159	173,494	(15,728)	304,925
Interest expense	—	—	—	(45,833)
Other income, net	—	—	—	246
Income taxes	—	—	—	(44,081)
Net earnings	—	—	—	215,258
Depreciation and amortization	119,510	80,360	—	199,870
Expenditures for property, plant & equipment	62,450	42,881	—	105,331
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

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Stock Options and Cash-Based Stock Appreciation Rights	$1,635	$1,328	$4,107	$8,662
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	13,317	12,089	44,449	37,972
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,614	3,320	8,380	13,684
	$17,566	$16,737	$56,936	$60,318

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap is scheduled to decrease to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $18 million is recognized in the Condensed Consolidated Balance Sheet within other assets as of March 31, 2022. Changes in fair value are recorded within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, the Company entered into an interest rate cap ("the Cap") with an effective date of July 1, 2023. The Cap manages the Company's exposure to interest rate movements on a portion of the Company's floating rate debt. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.85%. Beginning in July 2023, the Company will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $11 million is recognized in the Condensed Consolidated Balance Sheet within other assets as of March 31, 2022.
The Cap is designed to mirror the terms of the Company's Credit Agreement as of the effective date, or its direct replacement. The Company designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term

Loans. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income. Amounts accumulated in accumulated other comprehensive income will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The Cap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Convertible Notes based on quoted market prices as of the last trading day prior to March 31, 2022; however, the II-VI Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Convertible Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Convertible Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The Company estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to March 31, 2022; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Convertible Notes and Senior Notes were as follows at March 31, 2022 ($000):

	Fair Value	Carrying Value
II-VI Convertible Notes	$539,879	$344,092
Senior Notes	973,121	977,817
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
The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales, for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. At March 31, 2022, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for both the three and nine months ended March 31, 2022 were $2 million, and were included in other expense in the Condensed Consolidated Statements of Earnings.
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of II-VI Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended March 31, 2022. As of March 31, 2022, the Company has cumulatively purchased 1,416,587 shares of II-VI Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of March 31, 2022 that may yet be purchased under the Program is approximately $28 million.
Note 17.    Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the nine months ended March 31, 2022 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2021	$55,395	$(31,773)	$—	$(9,355)	$14,267
Other comprehensive income (loss) before reclassifications	(11,461)	24,852	8,916	—	22,307
Amounts reclassified from AOCI	—	11,543	—	—	11,543
Net current-period other comprehensive income (loss)	(11,461)	36,395	8,916	—	33,850
AOCI - March 31, 2022	$43,934	$4,622	$8,916	$(9,355)	$48,117

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
The completion of the Merger is subject to the termination or expiration of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and the approval by the State Administration for Market Regulation in China, along with the satisfaction and completion of other customary closing conditions. Subject to the satisfaction or waiver of each of the closing conditions, II-VI anticipates that the Merger will be completed by the end of the second calendar quarter of 2022. However, it is possible that factors outside the control of both companies could result in the Merger being completed later or not at all.
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
The expenses associated with the Merger for the nine months ended March 31, 2022, have not been allocated to an Operating Segment, and are presented in the Unallocated and Other within this Quarterly Report.
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
COVID-19 Update
In response to the global spread of COVID-19, governments at various levels have implemented, and may continue to implement, unprecedented response measures. Overall, the COVID-19 pandemic and related factors have significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Certain of the measures taken in response to the COVID-19 pandemic have adversely affected, and could in the future continue to materially adversely impact, our business, results of operations, financial condition and stock price. In particular, the COVID-19 pandemic continues to have a significant impact on global trade, which has resulted in supply chain and production disruptions impacting our business.
In particular, our supply chain has been affected by various measures implemented in response to the pandemic. In certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels or on predictable timing. We also have experienced restrictions and delays on logistics, such as those relating to air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. As a result of these factors, we have increased our inventory of certain items to mitigate these logistical uncertainties. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and have increased collection risks, which may adversely affect our results of operations.
The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance remains uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of protective public safety measures, and the impact of the pandemic and related factors on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2022 and 2021 ($ in millions):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
		% of Revenues		% of Revenues
Total revenues	$828	100%	$783	100%
Cost of goods sold	506	61	493	63
Gross margin	322	39	290	37
Operating expenses:
Internal research and development	97	12	83	11
Selling, general and administrative	118	14	122	16
Interest and other, net	44	5	(8)	(1)
Earnings before income taxes	63	8	94	12
Income taxes	14	2	12	2
Net earnings	$49	6%	$81	10%

Diluted earnings per share	$0.28		$0.66

	Nine Months Ended March 31, 2022		Nine Months Ended March 31, 2021
		% of Revenues		% of Revenues
Total revenues	$2,430	100%	$2,298	100%
Cost of goods sold	1,490	61	1,418	62
Gross margin	940	39	880	38
Operating expenses:
Internal research and development	281	12	246	11
Selling, general and administrative	358	15	328	14
Interest and other, net	67	3	46	2
Earnings before income taxes	233	10	259	11
Income taxes	42	2	44	2
Net earnings	$191	8%	$215	9%

Diluted earnings per share	$1.22		$1.78
Consolidated
Revenues. Revenues for the three months ended March 31, 2022 increased 6% to $828 million, compared to $783 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2022 increased 6% to $2,430 million, compared to $2,298 million for the same period last fiscal year. The increase in revenue for both the three and nine months ended March 31, 2022 is driven by increased sales in the industrial, semiconductor capital equipment and communications markets, partially offset by decreased sales in the consumer electronics and aerospace and defense markets.
Gross margin. Gross margin for the three months ended March 31, 2022 was $322 million, or 39% of total revenues, compared to $290 million, or 37% of total revenues, for the same period last fiscal year, an increase of 190 basis points. Gross margin for the nine months ended March 31, 2022 was $940 million, or 39% of total revenues, compared to $880 million, or 38% of total revenues for the same period last fiscal year, an increase 40 basis points. The increase as a percent of revenue for both the three and nine months ended March 31, 2022, was driven by improved product mix and increased shipments.

Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2022 were $97 million, or 12% of revenues, compared to $83 million, or 11% of revenues, for the same period last fiscal year. IR&D for the nine months ended March 31, 2022 increased 14% to $281 million, compared to $246 million for the same period last fiscal year. The increase for both the three and nine months ended March 31, 2022 was driven by additional operating expenses of $13 million related to the start-up of new devices for new customer applications.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 were $118 million, or 14% of revenues, compared to $122 million, or 16% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2022 were $358 million, or 15% of revenues, compared to $328 million, or 14% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended March 31, 2022 compared to the same period last fiscal year was primarily the result of cost control measures across the Company. The increase in SG&A for the nine months ended March 31, 2022, compared to the same period last fiscal year was primarily the result of $13 million of incremental integration and transaction expenses related to the Merger.
Interest and other, net. Interest and other, net for the three months ended March 31, 2022 was expense of $44 million, compared to income of $8 million for the same period last fiscal year. Included in interest and other, net, was interest expense on borrowings, equity earnings from unconsolidated investments, foreign currency gains and losses, amortization of debt issuance costs, and interest income on excess cash balances. For the three months ended March 31, 2022, interest and other, net increased by $52 million in comparison to the same period last fiscal year, driven by additional expense incurred in the current year related to financing of the Merger, and an $11 million mark to market gain on the Series B Preferred Shares in the prior year. For the nine months ended March 31, 2022, interest and other, net increased by $22 million in comparison to the same period last fiscal year, due to additional expense incurred in the current year related to financing of the Merger and the mark to market gain on the Series B Preferred Shares in the prior year, partially offset by a favorable foreign currency fluctuation year-over-year of approximately $8 million. There were foreign currency gains of $4 million for the current nine-month period, compared to $4 million of losses for the nine months ended March 31, 2021.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2022 was 18%, compared to an effective tax rate of 17% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
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
Photonic Solutions ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2022	2021		2022	2021
Revenues	$568	$508	12%	$1,629	$1,489	9%
Operating income	$55	$48	13%	$161	$147	9%
Revenues for the three months ended March 31, 2022 increased 12% to $568 million, compared to $508 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2022 increased 9% to $1,629 million, compared to $1,489 million for the same period last fiscal year. The increase in revenue during the three and nine months ended March 31, 2022 was primarily due to sustained demand for products in the communications market.
Operating income for the three months ended March 31, 2022 increased 13% to $55 million, compared to operating income of $48 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2022 increased 9% to $161 million, compared to operating income of $147 million for the same period last fiscal year. The increase in operating income for both the three and nine months ended March 31, 2022 was driven by the increase in the communications market, and remained consistent as a percentage of sales.

Compound Semiconductors ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2022	2021		2022	2021
Revenues	$260	$275	(6)%	$801	$809	(1)%
Operating income	$62	$53	18%	$169	$173	(3)%
Revenues for the three months ended March 31, 2022 decreased 6% to $260 million, compared to revenues of $275 million for the same period last fiscal year. Compared to the three months ended March 31, 2021, 3D sensing revenue was lower due to a design change that resulted in a lower unit price, accompanied by lower volume than the comparable period. This decrease was partially offset by growth in the industrial and semiconductor capital equipment markets. Revenues for the nine months ended March 31, 2022 decreased 1% to $801 million, compared to revenues of $809 million for the same period last fiscal year. Revenue decreased slightly during the nine months ended March 31, 2022 with lower 3D sensing revenue being offset by higher revenue in industrial and semiconductor capital equipment markets.
Operating income for the three months ended March 31, 2022 increased 18% to $62 million, compared to operating income of $53 million for the same period last fiscal year, primarily driven by changes in product mix, which included increases in margin from the communications market. Operating income for the nine months ended March 31, 2022 decreased 3% to $169 million, compared to operating income of $173 million for the same period last fiscal year, primarily driven by slightly lower revenue and increased expense related to the start-up of new devices for new customer applications.
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
Sources (uses) of cash (millions):

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$276	$447
Net proceeds from debt and equity issuances	990	1,611
Effect of exchange rate changes on cash and cash equivalents and other items	43	27
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	17	32
Purchases of businesses, net of cash acquired	—	(34)
Other items	(2)	(3)
Debt issuance costs	(10)	—
Payments in satisfaction of employees' minimum tax obligations	(15)	(8)
Payments on Finisar Notes	(15)	—
Payment of dividends	(28)	(13)
Payments under long-term borrowings and credit facility	(47)	(910)
Additions to property, plant & equipment	(196)	(105)
Operating activities:
Net cash provided by operating activities was $276 million for the nine months ended March 31, 2022 compared to $447 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the nine months ended March 31, 2022 compared to the same period last fiscal year was primarily due to increased working capital requirements to mitigate the impact of our supply chain challenges, therefore, spend on inventory increased $157 million year-over-year. An additional driver of the decrease in operating cash flows was a decrease in net earnings of $24 million year-over-year.
Investing activities:
Net cash used in investing activities was $202 million for the nine months ended March 31, 2022, compared to net cash used of $141 million for the same period last fiscal year. Cash used to fund capital expenditures increased by $91 million year over year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio. Net cash used in investing activities for the nine months ended March 31, 2021 was used to fund capital expenditures and the acquisitions of Ascatron AB and Innovion Corporation.
Financing activities:
Net cash provided by financing activities was $891 million for the nine months ended March 31, 2022, compared to net cash provided by financing activities of $709 million for the same period last fiscal year. Cash outflow for the current period was primarily comprised of payments on the Term A facility (as defined below), payment to repurchase, redeem and settle conversions of Finisar Corporation's 0.50% Convertible Senior Notes due 2036 and payment of cash dividends on II-VI's outstanding preferred stock, no par value. Net cash provided by financing activities in the current year primarily consisted of receipt of the net proceeds from the offering of the Senior Notes.
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
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company is obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Finisar Closing Date, commencing with the first full fiscal quarter after the Finisar Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Finisar Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of March 31, 2022 the Company was in compliance with all financial covenants under the Credit Agreement.
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
Interest Rate Risks
As of March 31, 2022, the Company’s total borrowings include variable rate borrowings, which expose the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $10 million and $11 million for the three and nine months ended March 31, 2022.
On February 23, 2022, the Company entered into an interest rate cap (the "Cap"), with an effective date of July 1, 2023. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the three and nine months ended March 31, 2022.
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

Item 6.    EXHIBITS

Exhibit Number	Description of Exhibit	Reference
10.1	Offer Letter from II-VI Incorporated to Ronald Basso	Filed herewith.
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
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

II-VI INCORPORATED
(Registrant)

Date: May 10, 2022	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: May 10, 2022	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer