Form 10-K
period 2022-06-30
II-VI INC
filed 2022-08-29
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding common stock, no par value, held by non-affiliates of the Registrant at December 31, 2021, was approximately $7,194,944,557 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of common stock, no par value, at August 24, 2022, was 130,874,428.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2022 Annual Meeting of Shareholders of II-VI Incorporated, are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2023 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.
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

•Our products may contain defects that are not detected until deployed, which could increase our costs, reduce our revenues, cause us to lose key customers, or expose us to litigation related to our products.
•Our competitive position may still require significant investments.
•We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
•Although we expect that our acquisitions will result in cost savings, synergies, and other benefits, we may not realize those benefits, or be able to retain those benefits even if realized.
•Our future success depends on continued international sales, and our global operations are complex and present multiple challenges to manage.
•We may fail to accurately estimate the size and growth of our markets and our customers’ demands.
•We may encounter increased competition, and we may fail to accurately estimate our competitors’ or our customers’ willingness and capability to backward integrate into our competencies and thereby displace us.
•A significant portion of our business may be subject to cyclical market factors.
•The long sales cycles for many of our products may cause us to incur significant expenses.
•We have entered into supply agreements that commit us to supply products on specified terms.
•We depend on highly complex manufacturing processes that require feeder materials, components, and products from limited sources of supply.
•Delays in transportation of products and possible shortages of critical raw materials, parts, equipment and other resources may adversely affect our results of operations.
•We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.
•There are risks associated with our participation in the flat panel display market, including as a result of there being a relatively limited number of end customer manufacturers.
•Increases in commodity prices may adversely affect our results of operations and financial condition.
•A widespread health crisis could materially and adversely affect our business, financial condition, and results of operations.
•Global economic downturns may adversely affect our business, operating results, and financial condition.
•Foreign currency risk may negatively affect our revenues, cost of sales, and operating margins, and could result in foreign exchange losses.
•We are subject to complex and rapidly changing import and export regulations which could limit our sales and decrease our profitability and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
•Changes in trade policies, such as increased import duties, could increase the costs of goods imported into the United States or China.
•Our current credit agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
•Any inability to access financial markets from time to time to raise required capital, finance our working capital requirements or our acquisition strategies, or otherwise support our liquidity needs could negatively impact our ability to finance our operations, meet certain obligations, or implement our growth strategy.
•There are limitations on the protection of our intellectual property, and we may from time to time be involved in costly intellectual property litigation or indemnification.
•Our global operations are subject to complex legal and regulatory requirements.
•We may face particular data privacy and security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
•Data breach incidents and breakdowns of information and communication technologies could disrupt our operations and impact our financial results.
•We use and generate potentially hazardous substances that are subject to stringent environmental regulations.
•We have a substantial amount of debt, which could adversely affect our business, financial condition, or results of operations and prevent us from fulfilling our debt-related obligations.
•The agreements that govern our senior credit facilities and our 2029 Notes contain various covenants that impose restrictions on our business, which may affect our ability to operate our businesses.
•Unfavorable changes in tax rates, tax liabilities, or tax accounting rules could negatively affect future results.
•Natural disasters or other global or regional catastrophic events could disrupt our operations, give rise to substantial environmental hazards, and adversely affect our results.
•Russia’s invasion of Ukraine and the resulting conflict has had a negative impact on our business, may continue to negatively impact our business and may have a negative impact on our results of operations.
•Our success requires us to attract, retain, and develop key personnel and maintain good relations with our employees.
•We contract with a number of large end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
•We may be adversely affected by climate change regulations.

•Some of our business units depend from time to time on large purchases from a few significant customers, and any loss, cancellation, reduction, or delay in purchases by these customers could harm the longevity of the business.
•Our operations may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities.
•Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or noncancellable purchase commitments.
•Our markets are unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
Risks Relating to Our Capital Stock
•The trading prices for our securities have been volatile in the past and may be volatile in the future.
•Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and the Pennsylvania Business Corporation Law may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.
•We do not currently intend to pay dividends on our common stock, holders will benefit from an investment in our common stock only if it appreciates in value and by the intended anti-dilution actions of our share-buyback program.
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
•The redemption rights of the holders of Series B Preferred Stock may result in the use of our cash in such a way that could adversely affect our business, financial condition or results of operations.
•Holders of our Series B Preferred Stock can exercise significant control over us, which could limit the ability of holders of our other capital stock to influence the outcome of key transactions, including a change of control.
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

PART I
Item 1.        BUSINESS
Definitions
II-VI Incorporated (“II-VI,” the “Company,” “we,” “us,” or “our”) was incorporated in Pennsylvania in 1971. Our headquarters are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, USA. Our telephone number is +1-724-352-4455. Reference to “II-VI,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to II-VI Incorporated and its wholly owned subsidiaries. The Company’s name is pronounced “Two Six Incorporated.” The name II-VI refers to Groups II and VI of the periodic table of elements from which II-VI originally designed and produced infrared optics for high-power CO2 lasers used in materials processing. The majority of our revenues are attributable to the sale of engineered materials and optoelectronic components, devices, and subsystems for the optical communications, industrial, aerospace and defense, and consumer electronics markets. Reference to “fiscal,” “fiscal year,” or “FY” means our fiscal year ended June 30 for the year referenced.
As of June 30, 2022, the Company’s operations were organized into two reporting segments: (i) Photonic Solutions and (ii) Compound Semiconductors. See below for a more detailed description of each of these segments. On July 1, 2022 the Company completed the previously announced acquisition of Coherent, Inc. (“Coherent”), pursuant to the Agreement and Plan of Merger, dated March 25, 2021 (the “Merger Agreement”), by and among the Company, Coherent and Watson Merger Sub Inc. (the “Merger”). In connection with the Merger, effective July 1, 2022, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Materials, which previously was referred to as our Compound Semiconductors segment (ii) Networking, which previously was referred to as our Photonic Solutions segment, and (iii) Lasers. The Company will report financial information for these new reporting segments in fiscal 2023. This change in reporting is to occur beginning with periods commencing July 1, 2022.
The following defined terms are used in this Annual Report on Form 10-K: augmented reality (AR); bismuth telluride (Bi2Te3); cadmium telluride (CdTe); carbon dioxide (CO2); Centers for Disease Control (CDC); chemical vapor deposition (CVD) of materials including diamond; datacenter interconnect (DCI); dense wavelength division multiplexing (DWDM); digital signal processors (DSPs); diversity, equity, and inclusion (DEI); extreme-ultraviolet (EUV) lithography; fifth-generation (5G) wireless; fourth-generation (4G) wireless; gallium arsenide (GaAs); gallium nitride (GaN); Geostationary Operational Environment Satellite Program (GOES); gigabit Ethernet (GbE); gigabit per second (Gbps); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); kilowatt (kW); light detection and ranging (LiDAR); liquid crystal (LC); liquid crystal on silicon (LCOS); metal-oxide-semiconductor field-effect transistor (MOSFET); millimeters (mm); nanometers (nm); near-infrared (NIR); optical channel monitor (OCM); optoelectronic chip hybrid integration platform (OCHIP); original equipment manufacturer (OEM); optical time-domain reflectometer (OTDR); polymerase chain reaction (PCR); radio frequency (RF); reconfigurable optical add/drop multiplexer (ROADM); research and development (R&D); research, development, and engineering (RD&E); silicon carbide (SiC); terabit per second (Tbps); three-dimensional (3D); transimpedance amplifier (TIA); ultraviolet (UV); vertical-cavity surface-emitting laser (VCSEL); virtual reality (VR); wavelength division multiplexing (WDM); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).
General Description of Business
We develop, manufacture, and market engineered materials, optoelectronic components, and devices for use in optical communications, industrial, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences, and automotive applications end markets. We use advanced engineered materials growth technologies and proprietary high-precision fabrication, microassembly, optical thin-film coating, and electronic integration to manufacture complex optoelectronic devices and modules. Our products are deployed in a variety of applications, including (i) optical, data, and wireless communications products; (ii) laser cutting, welding, marking, and other materials processing operations; (iii) 3D sensing consumer applications; (iv) aerospace and defense applications including intelligence, surveillance, and reconnaissance; (v) semiconductor processing tools; and (vi) thermoelectric cooling and power-generation solutions.
Through RD&E investments and its strategic acquisitions, II-VI has expanded its portfolio of materials and product platforms. We believe that the materials we grow and fabricate are differentiated by one or a combination of unique optical, electrical, magnetic, thermal, and mechanical properties. II-VI’s optics are shaped by precision surfacing techniques to meet the most stringent requirements for flat or curved geometries, functionalized with smooth or structured surfaces, or with patterned metallization. Proprietary processes developed at our global optical coating centers differentiate our products’ durability against high-energy lasers and extreme operating environments. Optical coatings also provide the desired spectral characteristics, ranging from the ultraviolet to the far-infrared. II-VI leverages these capabilities to deliver miniature to large-scale precision optical assemblies, including those in combination with thermal-management components, integrated electronics, and software.

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
II-VI continues to improve its operational capabilities, develop next-generation products, and invest in new technology platforms to drive growth in the short term and the long term. With our strategic focus on fast-growing and sustainable markets, II-VI pursues its mission of enabling the world to be safer, healthier, closer, and more efficient, and strives to attain its vision of a world transformed through innovations vital to a better life today and the sustainability of future generations.
Acquisition and Background of Coherent, Inc.
Coherent, one of the world's leading providers of laser solutions and optics for microelectronics, life sciences, industrial manufacturing, scientific and aerospace and defense markets, was acquired by II-VI on July 1, 2022. In fiscal year 2023, Coherent's operations will be included in the combined company, to be rebranded Coherent Corp., as the Lasers Segment. Except as otherwise indicated in this Annual Report on Form 10-K, information about II-VI as of June 30, 2022 or any earlier date, or for any period ended June 30, 2022 or any earlier date, does not include any financial, operational or other information regarding Coherent.
Coherent delivers systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, Coherent has grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings. Coherent serves important end markets like microelectronics, precision manufacturing, and instrumentation, as well as applications in aerospace and defense.
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including welding and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all of the beam energy is confined to a narrow wavelength band. Lasers can produce the lasing action in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. Coherent manufactures all of these laser types, in various options such as continuous wave, pulse duration, output power, beam dimensions, etc. Each application has its own specific requirements in terms of laser performance.
Coherent’s key laser applications include: semiconductor wafer inspection; manufacturing of advanced printed circuit boards; flat panel display manufacturing; solar cell production; medical and bio-instrumentation; materials processing; metal cutting and welding; industrial process and quality control; marking; imaging and printing; graphic arts and display; and research and development. For example, UV lasers are enabling the continuous move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
Information Regarding Market Segments and Foreign Operations
Financial data regarding our revenues, results of operations, industry segments, and international sales for the three years ended June 30, 2022, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 14. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.
Bookings and Backlog
We define our bookings as customer orders received that are expected to be converted to revenues over the next 12 months. The Company reports as bookings only those orders that are expected to be converted into revenues within 12 months from the end of the reporting period. Bookings are adjusted if changes in customer demands or production schedules cause the expected time of a delivery to extend beyond 12 months. For the fiscal year ended June 30, 2022, our bookings were approximately $4.3 billion, compared with bookings of approximately $3.3 billion for the fiscal year ended June 30, 2021.
We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. As of June 30, 2022, our backlog was approximately $2.3 billion, compared with approximately $1.3 billion as of June 30, 2021.

Global Operations
II-VI is headquartered in Saxonburg, Pennsylvania, USA, with RD&E, manufacturing, and sales facilities worldwide. Our U.S. production and RD&E operations are located in Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Massachusetts, Michigan, Mississippi, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Texas, and our non-U.S. production and RD&E operations are based in Australia, China, Germany, India, Malaysia, the Philippines, Singapore, Sweden, Switzerland, Thailand, the United Kingdom, and Vietnam. We also utilize contract manufacturers and strategic suppliers. In addition to sales offices co-located at most of our manufacturing sites, we have sales and marketing subsidiaries in Belgium, Canada, China, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, Taiwan, and the United Kingdom, and, following the Coherent acquisition, in France, Israel, the Netherlands, and Spain.
In addition, Coherent’s products are manufactured at sites in California, Oregon, Michigan, New Jersey, and Connecticut in the United States; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, China, Singapore, and Malaysia in Asia. In addition, Coherent also uses contract manufacturers in southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.
Human Capital
Our mission is “Enabling the world to be safer, healthier, closer, and more efficient.”
Our vision is “A world transformed through innovations vital to a better life today and the sustainability of future generations.”
Our core values are: Integrity, Collaboration, Accountability, Respect, and Enthusiasm (I CARE). Our values define who we are and serve as a guide in how we engage with each other, our customers, our suppliers, our investors, and our environment. They serve as a model for how we grow our company in an ethical, scalable, and sustainable manner.
Our workplace is defined by our people. It enables them to show up as their “best self” to work every day. This includes creating an inclusive environment in which every individual is considered a valued and valuable member of the team. We listen to the voice of the employee through focus groups, personal interviews, engagement as part of our open-door policy, and through engagement surveys, among other methods. This rich feedback allows us to reflect and adjust our employee-focused initiatives across the globe to create a culture that recognizes their contributions and values their opinions. As a result, our human capital strategies are core to the long-term sustainability and success of the Company.
As of June 30, 2022, the Company employed approximately 24,000 employees worldwide.

	Number of employees	Percent of total
Direct production	16,293	69%
Research, development, engineering, sales and marketing	4,379	18%
General administration	2,986	13%
Total:	23,658	100%
We believe that our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
•Our People. Our people are critical to our continued success. We provide a workplace that develops, supports, and motivates our employees. We partner with Gallup to implement their Q12 Employee Engagement Survey. The survey questions and Gallup’s resources help us measure our progress toward creating a stronger, more engaged workforce. Based on the results, our employee teams then collaborate on action plans to improve in targeted areas. Our most recent employee engagement survey (2021) saw 94% participation from our global workforce, and the results showed that overall engagement increased by 10% from our original survey. We plan to conduct the survey again in calendar year 2023 to continue to measure and enhance employee engagement company wide.

•Occupational Health and Safety. It is our highest priority to keep our employees, customers, and suppliers safe, as the health and safety of our workforce is paramount to the success of our business. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We have experienced employees on-site at each of our manufacturing locations who are tasked with environmental, health, and personal safety education and compliance. The safety calculation recognized by the Occupational Safety and Health Administration, the Total Recordable Incident Rate (“TRIR”), is closely monitored throughout the Company. As of June 30, 2022, our TRIR was 0.23, which remained static year-over-year as compared to FY21. We customize our policies to the local requirements and circumstances of each plant.
•COVID-19. Our top priority during the ongoing COVID-19 pandemic has been and continues to be protecting the health and safety of our employees and their families, our customers, suppliers, and our communities. Our on-site work environments were changed to accommodate best-in-class protocols. The commitment to this effort is evidenced by the extensive planning and numerous actions we swiftly took to respond to the pandemic, including the development and implementation of a Pandemic Response Team and Pandemic Response Guide, a work-from-home program, health check protocols, temperature screenings, and periodic COVID-19 testing where permitted and deemed appropriate for all employees working on-site. Additionally, new process workflows were initiated to ensure reduced contact for employees working on-site, contact tracing processes and protocols were established, quarantining and testing protocols for exposure and positive tests were implemented, travel guidelines and protocols were created to ensure that employees who must travel for work can do so safely, and phased return-to-work plans and approval processes were formed to enable non-manufacturing employees to return to the office when permitted by local government regulations and deemed appropriate by II-VI leadership. We hired an infectious disease expert who specializes in COVID-19 to offer guidance to our Pandemic Response Team, managers, and site leaders. We have begun the transition back to in-person work for offices on a site-by-site basis per location where deemed safe and responsible by the CDC and safeguards continue to evolve based on the local risk level and feedback from our medical consultants.
•Talent Acquisition, Development, and Training. Hiring talented individuals and continuing to develop them are critical to our operations, and we are focused on creating experiences and programs that foster growth and performance. We have a robust succession-planning process that identifies internal candidates for development. We provide all employees the chance to learn and develop critical skills, and we strive to attract, motivate, and retain high-quality talent. We encourage all employees to broaden their knowledge. For example, to foster our culture of innovation, we host monthly Technology Spotlight Seminars to highlight some of the many significant technical advances and competencies within II-VI. These seminars cover a broad spectrum of platforms and products, with the primary objectives of fostering innovation within the company and technical community; cross-fertilizing technology and sparking new ideas for cross-business collaborations; and enhancing the visibility of II-VI’s technical capabilities, platforms, and recent advances. Tuition reimbursement and funding for growth and development is built into the annual budget to ensure that II-VI has the skilled workforce we need. Our global internship programs welcome a new talent pipeline. In FY22, II-VI pledged $1,000,000 to fund STEM educational and research programs in 2022.
•Total Rewards. Our “One II-VI” approach to total rewards provides a competitive total compensation package that attracts, motivates, and retains high-quality talent; matches total rewards of competitors with which we compete for talent; increases transparency of rewards programs, company and segment metrics, and measurement of achievements in relation to challenging objectives; balances fixed costs (benefits and base pay) and variable costs (bonus and equity), with a substantial portion of total direct compensation tied to performance; pays for performance – base, bonus, and equity reflect both company and individual performance; and aligns with the interests of our shareholders. Globally, all non-sales employees participate in a variable incentive program measured on the operating earnings of their business segment. Similarly, sales employees are incentivized on revenue and profit-after-tax attainment. Select employees are eligible to receive equity-based awards, to align employee and shareholder interests. In addition to offering competitive and fair compensation, we also offer a compelling suite of benefits, including comprehensive health benefits to all of our employees globally.

•Diversity and Inclusion. II-VI supports fundamental human rights – values inherent to all human beings. We expect all leaders and employees to treat each other with dignity, fairness, and respect. We are consciously expanding the diversity of our workforce with a focus on underrepresented groups in leadership and technical positions, creating growth and development opportunities for our employees, embracing different perspectives, and fostering an inclusive work environment. We have begun to incorporate inclusive leadership training topics into our leadership development programs to ensure that inclusive leadership practices are embedded into our culture. In FY22, we introduced “Building a Culture of Inclusion” into our global Front-Line Leader Program. The Company also formed a Global Advisory Council comprising senior leaders across the organization responsible for providing oversight on our DEI efforts. The program’s executive sponsors include the CEO’s direct reports and a Corporate Board Member. The Council is currently working on developing the program’s strategic pillars and tying DEI objectives to the business strategy. We plan to have regional DEI strategies in place for each of our global locations. With the launch of our DEI program, Chair and CEO Chuck Mattera took a stand against racism in signing the CEO Action for Diversity & Inclusion Pledge, joining other CEOs dedicated to advancing diversity and inclusion in the workplace. The pledge includes a commitment to engage the board of directors when developing and evaluating DEI strategies, cultivating an environment that supports open dialogue on complex and often difficult conversations around DEI, implementing and expanding unconscious bias education and training, and sharing best practices in the area of DEI programs and initiatives.
Globally, approximately 49% of the workforce is female, with 11,519 females and 12,139 males as of June 30, 2022. In the II-VI’s Senior Leadership Team (“SLT”), which consists of senior directors and above, there are 21 females and 196 males. The SLT meets quarterly to discuss strategy, business trends, company operations, financials, and people programs. Our global footprint is diverse, with approximately 18,600 employees in the Asia-Pacific region, 1,300 in Europe, and 3,800 in the Americas.
Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to manufacture and tailor the optical and physical properties of technically challenging materials and components. The ability to produce, process, and refine these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to the performance of our customers’ subsystems and systems. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products.
Our network of worldwide manufacturing sites allows us to manufacture our products in regions that provide cost-effective and risk-management advantages. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include metal-organic chemical vapor deposition and molecular beam epitaxy reactors, automated computer numeric control optical fabrication, high-throughput thin-film coaters, nanoprecision metrology, and custom-engineered automated furnace controls for crystal growth processes. Manufacturing products for use across the electromagnetic spectrum requires the capability to repeatedly manufacture products with high yields to atomic tolerances. II-VI continuously updates its comprehensive quality management systems that feature manufacturing quality best practices. II-VI is committed to delivering products within specification, on time, and with high quality, with a goal of fully satisfying customers and continually improving.
We continue to focus our efforts to convert locations to renewable energy. During the past two fiscal years, we have converted 40 of our sites to renewable-electricity contracts. In addition, II-VI participates in Apple’s Supplier Clean Energy Program, and all of our Apple production facilities are powered with 100% renewable energy.
Additionally, our Fremont, California, and Dallas, Texas, facilities are multiyear award recipients for continued compliance with local wastewater treatment programs. Additional information can be found on the Environmental, Social, and Governance (ESG) section of our website at www.ii-vi.com. The website address is intended to be an inactive textual reference only. None of the information on, or accessible through, II-VI's website is part of this Annual Report on Form 10-K or is incorporated by reference herein.
Sources of Supply
In our production processes, we use numerous optical, electrical, and mechanical parts that are sourced from third-party suppliers. These include integrated circuits, mechanical housings, and optical components, and we commonly refer to them as raw materials.

The continued high quality of and access to these raw materials are critical to the stability and predictability of our manufacturing yields. We specify and test these raw materials at the onset of and throughout the production process. Additional research and capital investment are sometimes needed to better define future raw materials specifications. As a result of COVID-19, we have experienced some production delays due to shortages of raw materials, and we are driving the development of strategic second sources as part of our overall business continuity planning. We do occasionally experience problems associated with vendor-supplied raw materials not meeting contract specifications for quality or purity. Risks associated with reliance on third parties for the timely and reliable delivery of raw materials is discussed in greater detail in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Business Units
The Company’s organizational structure historically has been divided into two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Photonic Solutions and (ii) Compound Semiconductors. With the acquisition of Coherent on July 1, 2022 the Company added a third reporting segment "Lasers", which is comprised of nearly all of the business of Coherent. In addition, the Company renamed its existing two reporting segments from Photonics Solutions to Networking and from Compound Semiconductors to Materials. Beginning with fiscal year 2023, the Company is divided into three reporting segments: (i) Materials, (ii) Networking, and (iii) Lasers. The Company will report financial information for these new reporting segments in fiscal 2023.
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
Transceivers
•Pluggable transceivers for Ethernet and Fibre Channel applications in cloud and enterprise datacenter applications
•High-speed optoelectronics and modules for optical communications in telecom networks, including for datacenter interconnects and for metro, regional, long-haul, and ultralong-haul networks

Advanced Optics
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
•High-power semiconductor lasers and laser bars enabling fiber and direct-diode lasers for industrial, defense, consumer, and printing applications
•Laser heads and modules, Q-switched laser modules, high-power uncooled pump laser modules, laser solutions for superhard materials processing
•Laser processing heads and beam delivery systems for laser materials processing with industrial lasers
•High-speed VCSELs for optical communications
•High-power pumps for amplifiers and optical communications
•Precision optical assemblies, objectives, infrared optics, thin-film coatings, and optical materials
•Optical solutions for critical and complex design, engineering, and production challenges in aerospace and defense
•Semiconductor lasers and detectors for optical interconnects

New Ventures & Wide-Bandgap Electronics Technologies	•SiC and advanced semiconductor materials for high-frequency and high-power electronic device applications in defense, telecommunications, automotive, and industrial markets
Optoelectronic & RF Devices
•VCSELs for sensing, including 3D sensing in consumer electronics and automotive applications
•GaAs-based RF electronic devices
•Integrated circuits for transceivers for optical communications
•III-V epitaxial wafers to enable higher-performance photonic and RF components for consumer, communications, network, and mobile applications
•Semiconductors lasers and detectors for sensing applications

Aerospace & Defense	•Ultraviolet to long wavelength infrared materials and optics •High energy lasers and optics

Our Markets
Our market-focused businesses are currently organized by technologies and products. Our businesses address the following primary markets: optical and wireless communications, industrial, aerospace and defense, semiconductor capital equipment, life sciences, consumer electronics, and automotive. In connection with the acquisition of Coherent, effective July 1, 2022, the Company has reconfigured its primary markets. The combined company will serve the four markets of industrial, communications, electronics, and instrumentation. The Company will report financial information for these new markets in fiscal 2023. This change in reporting is to occur beginning with periods commencing July 1, 2022.
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
Our optical transport products are at the core of both terrestrial and undersea optical networks. Our market-leading 980 nm pump lasers are the key enablers of our erbium-doped fiber amplifiers, which boost the power of optical signals in fiber-optic cables at intervals spanning 80 kilometers, typically, to allow high-speed signals to be transmitted over longer distances. Our latest generation of components for coherent transceivers is critical to a new generation of small-size, long-reach DWDM transmission modules operating from 100 Gbps to 1 Tbps and beyond.
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
The accelerating adoption of applications such as cloud computing is driving the rapid growth of datacenter buildouts. Our high-speed VCSELs enable transceivers for intra-datacenter communication. Our miniature WDM thin-film filter assemblies are used to increase the bandwidth within 100 GbE transceivers by combining wavelengths at the transmitter end and separating them out at the receiver end.

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
We are a market leader in the technology development and large-volume manufacturing of 100 mm and 150 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G and 5G wireless base stations. In areas of high bandwidth demand, 5G antennas with beamforming technology utilizing multiple devices per antenna are expected to be densely deployed, increasing the demand for GaN-on-SiC power amplifiers by approximately an order of magnitude or more versus 4G antennas. Looking forward, II-VI continues to advance the state of the art in SiC substrates, with a strong technology portfolio of 30 active patents using highly differentiated and proprietary manufacturing platforms and technologies including crystal growth, substrate fabrication, and polishing. Our demonstration of the world’s first prototype 200 mm semi-insulating SiC substrates will enable the RF power amplifier market to continue to scale, increasingly replacing functions performed by devices based on silicon and enabling new applications.
Leveraging this materials expertise, II-VI has invested aggressively in a world-class 150 mm compound semiconductor manufacturing platform and is developing a fully vertically integrated, 150 mm wafer fabrication capability to manufacture the state-of-the-art GaN-on-SiC HEMT devices that will enable these next-generation wireless networks.
Industrial Market
Our laser optics and solutions for the industrial market remain well-positioned. Our vertically integrated and market-leading ZnSe optics and components, due to their inherent low loss at around the 10-micron wavelength, have enabled high-power CO2 laser systems for many decades and remain critical to the steady stream of new deployments as well as to continued operation, serving as replacement optics for the installed base of CO2 lasers. II-VI continues to introduce products that address new and growing applications for low-power CO2 lasers, such as drilling and cutting plastics, textiles, leather, wood, and other organic materials, for which the CO2 laser’s 10-micron wavelength is ideally suited. CO2 lasers are also at the core of EUV lithography systems, which enable a new generation of smaller and more powerful integrated circuits.
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

Our solutions for the Lunar Reconnaissance Orbiter (LRO) provided the first images proving that the astronauts’ footprints on the moon are still there. The LRO continues to orbit the moon and provide rich information for future lunar landing sites. The LRO camera and its more advanced derivatives, are the basis for many advanced space imaging applications being pursued by our customers. Our solution for the OSIRIS-REx mission enables the first-ever ability for a NASA satellite to touch down on an asteroid (Bennu) and to retrieve a sample and return it to Earth. Our advanced imaging lenses and windows ensure that our customers’ vehicles are able to safely and accurately dock with the Space Station. Our advanced telescope solution for the Geostationary Lightning Mapper enables the GOES satellites to detect early lightning strikes and predict tornados a full 20 minutes before previous technology. It forms the basis for many of our customers’ advanced multispectral imaging solutions.
II-VI’s Aerospace & Defense (A&D) Division maintains separate business development, IT infrastructure, accounting, finance, engineering, and manufacturing facilities in the United States with strictly controlled access; they are dedicated to our U.S. government-supported contracts.
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
Our products enable legacy Deep UV lithography equipment that is widely deployed in semiconductor fabs. In the rapidly accelerating market of Extreme UV lithography systems, CO2 lasers are used to generate extreme-ultraviolet light. These CO2 lasers and beam delivery systems leverage our broad portfolio of CO2 laser optics, CdTe modulators, and high-power damage-resistant polycrystalline CVD diamond windows to route the powerful laser beam to a tin droplet from which EUV light will emanate. Due to its very high mechanical and thermal performance characteristics, our reaction-bonded SiC is used in structural support systems that are integral to EUV lithography optics to meet critical requirements for optical system stability.
Life Sciences Market
Within the life sciences end market, II-VI focuses on analytical instrumentation that integrates light and/or thermal-management solutions. We segment this market into three application areas (biotechnology, medical laser, and scientific) and deliver targeted and unique product portfolios for each segment. II-VI vertically integrates from the component level to more complex subassemblies and even full systems. Applications within the biotechnology segment include flow cytometry, genome sequencing, PCR, molecular diagnostics, imaging, and spectroscopy, to name a few. Our broad product portfolio delivers solutions covering illumination, light management, and thermal control. Visible-wavelength lasers and multicolored laser engines provide low-noise, high-performance, reliable light sources. Optical components and subassemblies such as filters, lenses, flow cells, gratings, objective lenses, and patterned reticles are embedded into these instruments to manage light delivery. Our state-of-the-art thermal engines precisely control temperature and uniformity across large areas such as plate and block assemblies, even extending to reagent or sample chilling.
Medical laser and clinical procedures are increasingly performed with systems that integrate our lasers, optics, and thermal solutions. These applications are performed at or near the patient, requiring extreme precision and often complex designs and typically reach into the NIR and IR wavelengths. Applications are varied, from laser-based treatments and surgeries to medical imaging and even point of care. II-VI’s semiconductor laser bars and stacks are used in applications such as hair and wrinkle removal. Crystals and laser cavities, along with custom-designed lens assemblies, are used for ophthalmic, dental, and dermatological surgeries. Finally, thermal components and subassemblies deliver solutions for medical-based applications such as providing heating and cooling to the human body and medical laser temperature control.
For the scientific segment, II-VI’s solutions are the building blocks of molecular spectroscopy and imaging-based platforms. These tools typically target environmental applications such as water, air, food and beverage, pharmaceutical, and agricultural testing and monitoring. II-VI continues to leverage its core laser, optics, and temperature-control expertise to deliver custom components and subassembly-level solutions at all wavelengths, from UV to NIR and IR.

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
In addition to VCSELs, our products for the consumer electronics market include wafer-scale optics, diffraction gratings, thermoelectric coolers, and substrates for sensing and AR/VR applications.
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
Our industry-leading semiconductor lasers, optics, and materials can be leveraged for LiDAR systems embedded in advanced driver-assistance systems (ADAS) for autonomous vehicles. LiDAR sensors enable ADAS to perform functions such as emergency braking and adaptive cruise control. II-VI’s broad portfolio of components and modules for LiDAR include high-power laser diodes, fiber amplifiers, frequency-modulated continuous-wave detection solutions, optical filters for detection, mirrors for scanning, and thermoelectric coolers for temperature control. Our product offerings include edge-emitters and VCSELs that are capable of providing a wide range of peak powers for direct illumination and imaging for short- and long-range LiDAR solutions. Emission and return windows on LiDAR systems are available in ultrahard bulk materials, such as SiC and diamond, and with optical coatings that are water-shedding and oil-resistant. Our thermoelectric coolers are qualified to automotive standards and enable LiDAR systems to operate with optimal performance and efficiency.
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
Automotive manufacturers continue to differentiate their products with comfort features such as temperature-controlled car seats and cup holders, all of which require thermoelectric devices. II-VI offers thermal-management solutions that are qualified to stringent automotive industry standards and tailored to various applications.
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

Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through key account relationships, personal selling, select advertising, attendance at trade shows, and customer partnerships. Our sales force includes a highly trained technical sales support team to assist customers in designing, testing, and qualifying our products as key components of our customers’ systems. As of June 30, 2022, we employed approximately 400 individuals in sales, marketing, and support.
We do business with a number of customers in the aerospace and defense industry, who in turn generally contract with a governmental entity, typically a U.S. government agency.
Customers
The representative groups of customers by segment are as follows:

Photonic Solutions
Business Unit:	Our Customers Are:	Representative Customers:
ROADM	Worldwide network system and subsystem providers of telecommunications, data communications, and CATV	•Ciena Corporation •Fujitsu Network Communications •NEC Corporation •Nokia Corporation
Transceivers	Cloud service providers, telecom service providers, enterprises with internal datacom networks, datacom OEMs, telecom OEMs	•ADVA •Alibaba Group •Cisco Systems Inc. •Dell Technologies •Extreme Networks Inc. •H3C Technologies Co. Ltd. •Tencent
Advanced Optics	Global manufacturers of industrial and medical laser optics and crystals including commercial and consumer products used in a wide array of instruments, sensors, fiber lasers, displays, and projection devices	•Coherent, Inc. •Corning Incorporated. •Han’s Laser Technology Industry Group Co. Ltd.

Compound Semiconductors
Business Unit:	Our Customers Are:	Representative Customers:
Engineered Materials & Laser Optics	OEM and system integrators of industrial, medical, personal comfort, and aerospace and defense laser systems; laser end users who require replacement optics for their existing laser systems	•Bystronic Laser AG •Coherent, Inc. •TRUMPF GmbH + Co. KG
	Manufacturers and developers of integrated-circuit capital equipment for the semiconductor capital equipment industry	•ASML Holding NV •Carl Zeiss AG •KLA Corporation •Nikon Corporation
	Primary mineral processors, refiners, and providers of specialized materials used in laser optics, photovoltaics, semiconductors, thermoelectric coolers, metallurgy, and industrial products	•Aurubis AG
	Manufacturers of equipment and devices for aerospace, defense, and commercial markets	•Lockheed Martin Corporation •Raytheon Technologies Corporation
Laser Devices & Systems	Manufacturers of industrial laser components, optical communications equipment, and consumer technology applications; automotive manufacturers	•Ford Motor Company •Hisense Broadband Inc. •Laserline GmbH •Wuhan Raycus Fiber Laser Technologies Co. Ltd.
	OEM and subsystem integrators of aiming, machine vision, biomedical instruments, and fiber lasers; laser cutting machines for superhard materials	•TRUMPF GmbH + Co. KG
New Ventures & Wide-Bandgap Electronics Technologies	Manufacturers and developers of equipment and devices for high-power RF electronics and high-power, voltage-switching, and power-conversion systems for commercial and aerospace and defense applications	•Dongguan Tianyu Semiconductor Technology Co., Ltd. •Infineon Technologies AG •IQE PLC •Showa Denko KK •Sumitomo Electric Device Innovations Inc.
Optoelectronic & RF Devices	Manufacturers of consumer electronics and transceivers	•Apple Inc.

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

Photonic Solutions
Areas of Competition:	Competitors:
Optical components, modules, and subsystems for optical communications	•Accelink Technologies Co. Ltd. •Cisco Systems, Inc. •Eoptolink Technology Inc., Ltd. •InLC Technology •InnoLight Technology Ltd.	•Intel Data Platforms Group •Lumentum Operations LLC •Molex LLC •O-Net Communications Ltd.
Optical and crystal components, thin-film coatings, and subassemblies for lasers and metrology instruments	•CASTECH Inc. •Casix Inc. •IDEX Corporation	•Optowide Technologies Co. Ltd. •Research Electro-Optics Inc. •On Semiconductor Corporation

Compound Semiconductors
Areas of Competition:	Competitors:
Infrared laser optics	•American Photonics •Forerun (China) •Lambda Research Corporation •MKS Instruments Inc. •Ophir Corporation •Research Electro-Optics Inc.	•Pleiger Maschinenfabrik GmbH & Co. KG •Sigma Koki Co. Ltd. •Sumitomo Electric Industries Ltd. •ULO Optics Ltd. •Wavelength Opto-Electronic Pte. Ltd.
Automated equipment and laser materials processing tools to deliver high-power 1-micron laser systems	•Empower •Mitsubishi Cable Industries Ltd.	•Optoskand AB •Precitec GmbH & Co.
Biomedical instruments for flow cytometry, DNA sequencing, and fluorescence microscopy	•Shimadzu Corporation	•Pavilion Integration Corporation
Semiconductor laser diodes for the industrial and consumer markets	•ams AG •Broadcom Inc. •Everbright LLC •Hamamatsu Photonics KK •Jenoptik AG •Lumentum Operations LLC •nLight Inc.	•Optowell Co. Ltd. •OSRAM Licht AG •Panasonic Corporation •ROHM Co. Ltd. •Sony Corporation •TRUMPF GmbH + Co. KG
Infrared optics for aerospace and defense applications	•In-house fabrication and thin-film coating capabilities of major aerospace and defense customers
Thermoelectric components, subassemblies, and systems	•Ferrotec Corporation •Laird Thermal Systems	•Komatsu Ltd.
Metal-matrix composites and reaction-bonded ceramic products	•Berliner Glas GmbH •CoorsTek Inc. •Japan Fine Ceramics Co. Ltd.	•Kyocera Corporation •Morgan Advanced Materials PLC •Schunk GmbH
Single-crystal SiC substrates	•Wolfspeed, Inc. •Dow Inc. •ROHM Co. Ltd.	•SICC Co. Ltd. •TankeBlue Semiconductor Co. Ltd.
Refining and materials recovery services for high-purity rare metals	•5N Plus Inc. •RETORTE GmbH	•Vital Materials Co. Ltd.

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
Research, Development, and Engineering
During the fiscal year ended June 30, 2022, the Company continued to identify, invest in, and focus our research and development on new products and platform technologies in an effort to accelerate our organic growth. This approach is managed under a disciplined innovation program that we refer to as the II-VI Phase Gate Process.
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
During the fiscal year ended June 30, 2022, we focused our RD&E investments in the following areas:

Photonic Solutions
Area of Development:	Our RD&E Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications; develop new platforms and capabilities

Datacom transceivers	Continue cost reduction on 10G-100G products by leveraging our engineering resources and manufacturing scale; continue to develop high-end 200G/400G/800G/1.6T products, including RF and packaging designs; explore high-density, high-bandwidth co-packaged designs through silicon photonics; continue to develop vertically integrated designs, including with lasers and ICs
Coherent optics and transceivers	Drive further integration to reduce size and power consumption; increase bandwidth to enable 100G/200G/400G coherent transceivers; optimize product cost with new design architectures and more efficient manufacturing flow
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio and flexible manufacturing footprint to address evolving terrestrial and undersea markets
Develop InP growth and processing capability together with associated packaging technology for Raman amplification applications
Optical amplifiers and subsystems	Invest in and broaden the range of amplifiers and integrated subsystems, including ROADMs
WSS	Develop LC and LCOS technologies and associated module designs for WSS; invest in manufacturing equipment, including the WSS automated assembly platform
Optical monitoring	Continue optical channel monitoring investment
Develop OTDRs to monitor the health of the fiber plant
Micro-optics manufacturing	Shift toward smaller, more compact optics and automated assembly platforms and packages
Invest in manufacturing equipment for computerized processes

Compound Semiconductors
Area of Development:	Our RD&E Investments:
High-power laser diodes Semiconductor lasers Devices for optical communications, sensing, and high-volume manufacturing	Increase output power and reliability of edge-emitting laser diodes for fiber laser, optical communications, and sensing applications
Develop high-power VCSELs, including multi-junction VCSELs for 3D sensing and consumer devices as well as next-generation, high-speed VCSELs for datacom applications
Develop high-power and high-speed InP lasers, detectors, and components for applications in optical communications and sensing
High-power beam delivery	Develop multi-kW beam delivery systems and cables for welding and cutting
CVD diamond technology	Develop CVD diamond for EUV applications and as substrates for high-performance RF devices
Broaden our portfolio beyond infrared window applications
SiC technology SiC epitaxial wafers, devices, and modules	Develop advanced SiC substrate growth technologies to support emerging markets in GaN RF and SiC power electronics
Continuous improvement to maintain world-class, high-quality, large-diameter substrates and epitaxial wafers
Develop SiC epitaxial wafers, SiC diodes and MOSFET devices, and SiC power modules
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating
Focus on thermoelectric power-generation capability in order to introduce new products
Metal-matrix composites and reaction-bonded ceramics	Support industrial customers in developing application-specific material wear-out, light-weight high mechanical stability materials, and thermal-management solutions

Fiber laser technologies	Develop high-power fiber laser technologies for aerospace, defense, and commercial applications
High-speed ICs	Develop high-performance analog TIAs, laser drivers, and clock and data-recovery retimer (CDR) ICs

Other R&D
Area of Development:	Our RD&E Investments:
Digital signal processors (DSPs)	Develop high-speed DSPs for coherent optical communications
Optoelectronic chip hybrid integration platform (OCHIP)	Develop wafer-scale assembly technologies and processes for integration of lasers, optics, and ICs
Silicon photonics devices	Develop silicon-based photonic ICs for coherent and direct-detection transceivers and co-packaging solutions
Battery technology	Develop technology for lithium-ion batteries and recycling processes
Space-based laser communications	Develop technology and devices for space-based laser communications
Additive manufacturing	Develop alloys and multibeam delivery systems for laser additive manufacturing
Develop binder jet additive manufacturing for advanced ceramic components
Research and development expenditures were $377 million, $330 million, and $339 million for the fiscal years 2022, 2021, and 2020, respectively.
Import and Export Compliance
We are required to comply with all relevant import/export and economic sanctions laws and regulations, including:
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
Foreign governments also have similar import and export control, and sanctions, laws, and regulations. For additional discussion regarding our import, export, and sanctions compliance, see the discussion in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Trade Secrets, Patents, and Trademarks
Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective intellectual property licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. As of June 30, 2022, we had a total of approximately 2,100 patents globally.

Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2022, are set forth below. Each executive officer listed has been appointed by the board of directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Vincent D. Mattera, Jr.	66	Chair and Chief Executive Officer
Giovanni Barbarossa	60	Chief Strategy Officer and President, Compound Semiconductors
Walter R. Bashaw II	57	President
Mary Jane Raymond	61	Chief Financial Officer and Treasurer
Christopher Koeppen	51	Chief Technology Officer
Ronald Basso	62	Chief Legal Officer and Compliance Officer and Secretary
Vincent D. Mattera, Jr. initially served as a member of the II-VI board of directors from 2000 to 2002. Dr. Mattera joined the Company as a Vice President in 2004 and served as Executive Vice President from January 2010 to November 2013, when he became the Chief Operating Officer. In November 2014, Dr. Mattera became the President and Chief Operating Officer and was reappointed to the board of directors. In November 2015, he became the President of II-VI. In September 2016, Dr. Mattera became the Company’s third President and Chief Executive Officer in 45 years and served as the Company’s President through June 2019, when the roles of President and Chief Executive Officer were separated. Dr. Mattera became the Company’s Board Chair in November 2021. During his career at II-VI, he has assumed successively broader management roles, including as a lead architect of the Company’s diversification strategy. He has provided vision, energy, and dispatch to the Company’s growth initiatives, including overseeing the acquisition-related integration activities in the United States, Europe, and Asia, thereby establishing additional platforms. These have contributed to a new positioning of the Company into large and transformative global growth markets while increasing considerably the global reach of the Company, deepening the technology and IP portfolio, broadening the product roadmap and customer base, and increasing the potential of II-VI.
Prior to joining II-VI as an executive, Dr. Mattera had a continuous 20-year career in the Optoelectronic Device Division of AT&T Bell Laboratories, Lucent Technologies, and Agere Systems, during which he led the development and manufacturing of semiconductor laser-based materials and devices for optical and data communications networks. Dr. Mattera has nearly 40 years of leadership experience in the compound semiconductor materials, device technology, operations, and markets that are core to II-VI’s business and strategy. Dr. Mattera holds a B.S. degree in chemistry from the University of Rhode Island (1979) and a Ph.D. in chemistry from Brown University (1984). He completed the Stanford University Executive Program (1996). Dr. Mattera is a member of the Cleveland Clinic Florida Regional Board of Directors.
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
Walter R. Bashaw II has served as the Company’s President since July 2019. Mr. Bashaw served as the Company's Senior Vice President, Corporate Strategy and Development, Administration, from October 2018 to July 2019. Previously, Mr. Bashaw served as the Company's Interim General Counsel and Secretary from December 2015 until March 2017. Mr. Bashaw also previously was a Managing Shareholder and a Director of the law firm of Sherrard, German & Kelly, P.C. in Pittsburgh, Pennsylvania, until October 2018 and Of Counsel at SGK from October 2018 until June 2019. Mr. Bashaw graduated from the Pennsylvania State University with a B.S. degree in Logistics and also holds a J.D. degree from the University of Pittsburgh School of Law.

Mary Jane Raymond has been Chief Financial Officer and Treasurer of the Company since March 2014. Previously, Ms. Raymond was Executive Vice President and Chief Financial Officer of Hudson Global Inc. from 2005 to 2013. Ms. Raymond was the Chief Risk Officer and Vice President and Corporate Controller at Dun and Bradstreet Inc. from 2002 to 2005. Additionally, she was the Vice President, Merger Integration, at Lucent Technologies from 1997 to 2002 and held several management positions at Cummins Engine Company from 1988 to 1997. In 2019, Ms. Raymond was named to the board of directors and Audit Committee of Veeco, Inc. Ms. Raymond holds a B.A. degree in Public Management from St. Joseph’s University, and an MBA from Stanford University.
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
Ronald Basso joined II-VI in 2019 as Vice President, Corporate Development, and was named Chief Legal and Compliance Officer and Corporate Secretary in March 2022. Previously, Mr. Basso was the Executive Vice President of Business Development, General Counsel & Secretary for Black Box Corp. for six years. Before that, his 28-year career at Buchanan Ingersoll & Rooney PC involved significant client engagements on corporate, governance, securities, capital markets transactions, M&A, and executive compensation matters. He served on the II-VI IPO team in 1987 and as II-VI’s SEC counsel for 25 years until he joined Black Box. Mr. Basso holds a bachelor’s degree in Economics from the University of Pittsburgh and a J.D. degree from the University of Pittsburgh School of Law.
In addition, following the consummation of the Merger on July 1, 2022, Mark Sobey became an executive officer of the Company and serves as President of the Company’s Lasers Segment. Dr. Sobey, 62, served as Coherent Inc.’s Executive Vice President and Chief Operating Officer from April 2020 through the consummation of the Merger. Dr. Sobey previously served as Coherent Inc.’s Executive Vice President and General Manager of OEM Laser Sources (OLS) from 2016 to April 2020, Executive Vice President and General Manager of Specialty Laser Systems (SLS) from 2010 to 2016, and Senior Vice President and General Manager of SLS from 2007 until 2010. Prior to Coherent Inc., Dr. Sobey spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including serving in Senior Vice President roles in Product Management at Cymer and Global Sales at JDS Uniphase. Dr. Sobey received his PhD in Engineering and BSc in Physics from the University of Strathclyde in Scotland.
Availability of Information
Our internet addresses are www.ii-vi.com and www.coherent.com. Information contained on our websites are not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We post the following reports on our website as soon as reasonably practical after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers, and 10% beneficial owners pursuant to Section 16 of the Exchange Act. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make our corporate governance documents available on our website, including the Company’s Code of Ethical Business Conduct, Governance Guidelines, and the charters for our board committees. All such documents are located on the Investors page of our website and are available free of charge.

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
We continue to make investments in programs with the goal of gaining a greater share of end markets using semiconductor lasers and other components, including those used for 3D sensing, power electronics and emerging 5G technology. We cannot guarantee that our investments in capital and capabilities will be sufficient. The potential end markets, as well as our ability to gain market share in such markets, may not materialize on the timeline anticipated or at all. We cannot be sure of the end market price, specification, or yield for products incorporating our technologies. Our technologies could fail to fulfill, partially or completely, our target customers’ specifications. We cannot guarantee the end market customers’ acceptance of our technologies. Further, we may be unable to fulfill the terms of our contracts with our target customers, which could result in penalties of a material nature, including damages, loss of market share, and loss of reputation.
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
Some systems that use our products are inherently complex in design and require ongoing maintenance. As a result of the technological complexity of our products, in particular our excimer laser annealing tools used in the flat panel display market, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. Our customers may also discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. The occurrence of any one or more of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.

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
We have acquired several companies, including Finisar Corporation (“Finisar”) in September 2019 and Coherent in July 2022. We expect to expand and diversify our operations with additional acquisitions, but we may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
To the extent that we complete acquisitions, we may be unsuccessful in integrating acquired companies or product lines with existing operations, or the integration may be more difficult or more costly than anticipated. We expect to incur substantial expenses related to the acquisition of Coherent and the related integration of Coherent and its subsidiaries. Some of the risks that may affect our ability to integrate or realize anticipated benefits from acquired companies, businesses, or assets include those associated with:
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
•diversion of management’s attention from other business concerns; and
•actions we may take in connection with acquisitions, such as:
◦using a significant portion of our available cash;
◦issuing equity securities, which would dilute current shareholders’ percentage ownership;
◦incurring significant debt;
◦incurring or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions, or similar liabilities;
◦incurring impairment charges related to goodwill or other intangibles; and
◦facing antitrust or other regulatory inquiries or actions.
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
•the retention of, and possible decrease in business from, existing customers;
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
We manufacture products in numerous countries worldwide. Our operations vary by location and are influenced on a location-by-location basis by local customs, languages, and work practices, as well as different local weather conditions, management styles, and education systems. In addition, multiple complex issues may arise concurrently in different countries, potentially hampering our ability to respond in an effective and timely manner. Any inability to respond in an effective and timely manner to issues in our global operations could have a material adverse effect on our business, results of operations, or financial condition.
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
A significant portion of our business may be subject to cyclical market factors.
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

The long sales cycles for many of our products may cause us to incur significant expenses.
Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy design-in sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity and increase inventory of long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenues to offset such expenses.
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
Some of our products, particularly in the OLED display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers' technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such order into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations, we may increase our inventory of such products as a "safety stock" during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.
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

Furthermore, we have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, fiber, lasers and laser-based systems. We also manufacture certain large format optics. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business.
Delays in transportation of products and possible shortages of critical raw materials, parts, equipment and other resources may adversely affect our results of operations.
Current challenges in global shipping and other aspects of commercial transportation, such as congestion in ports, a shortage in containers and a general lack of space on ships and trucks, have adversely impacted our operations. Because of this ongoing situation, we face a risk of continued supply chain disruptions. Additionally, our revenues and collections also may be adversely affected by transportation delays that could have a negative impact on the timing of payments that we receive under our sales arrangements. If these issues continue beyond the short term, our overall supply chain and our revenues derived from our sales flow could be adversely impacted.
We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.
The microelectronics market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. In the event either our customers’ or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.
There are risks associated with our participation in the flat panel display market, including as a result of there being a relatively limited number of end customer manufacturers.
In the flat panel display market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders.
Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could result in delays in shipments and rescheduled or cancelled orders by our customers. This could negatively impact our backlog, timing of revenues and results of operations.
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
A widespread health crisis could materially and adversely affect our business, financial condition, and results of operations.
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
•disruption in our own ability to produce and ship products, including components we use in the production of other products;
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
In the early stages of the outbreak of the global novel coronavirus (COVID-19) in 2020, we closely monitored the impact of the COVID-19 pandemic on all aspects of our business, including the impact to our suppliers, customers, and employees, as well as the impact to the countries and markets in which we operate. We began focusing intensely on mitigating the adverse impacts of COVID-19 on our foreign and domestic operations, starting by protecting our employees, suppliers, and customers. We have modified our business practices for the continued health and safety of our employees - including, among other things, implementing a remote work policy to the fullest extent possible, a limited travel policy, the distribution of and mandatory use of personal protective equipment, reorganizing and adjusting the timing of manufacturing personnel shifts, temperature monitoring for entering our facilities, and a social distancing policy - and we may take further actions, or be required to take further actions, that are in the best interests of our employees.
Our suppliers, distributors and customers have also implemented similar measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition and results of operations.
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
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the industrial, aerospace and defense, optical communications, telecommunications, semiconductor, consumer, microelectronics, precision manufacturing, instrumentation, and life science markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Thus, prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make.
Global economic downturns may affect industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products. Such conditions could have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products.
Adverse changes may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability, or other factors affecting economic conditions. For example, factors that may affect our operating results include disruption in the credit and financial markets in the United States, Europe, and elsewhere, adverse effects of slowdowns in the U.S., European, Chinese or other Asian economies, reductions or limited growth in consumer spending or consumer credit, global trade tariffs, and other adverse economic conditions that may be specific to the Internet, e-commerce, and payments industries.
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

We are subject to complex and rapidly changing import and export regulations which could limit our sales and decrease our profitability and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations
Obtaining export licenses can be difficult, time-consuming and require interpretation of complex regulations. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition, relationships with our customers and results of operations. Additionally, failure to comply with the various regulatory requirements could subject us to significant fines, suspension of export privileges or disbarment.
Additionally, we are subject to the passage of and changes in the interpretation of regulation by U.S. government entities at the federal, state, and local levels and by non-U.S. agencies, including, but not limited to, the following:
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
Our current credit agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
Our credit agreement, dated as of July 1, 2022, by and among us, the lenders and other parties thereto, and JP Morgan Chase Bank, NA, as administrative agent and collateral agent (the “New Credit Agreement”) contains a number of restrictive covenants that may impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur indebtedness, grant liens, undergo certain fundamental changes, fund non-US operations, dispose of assets, make certain investments, enter into certain transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the New Credit Agreement.
The New Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations, and financial results. Furthermore, if we are unable to repay the amounts due and payable under the New Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event that our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the New Credit Agreement would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
In addition, we may enter into other credit agreements or other debt arrangements from time to time which contain similar or more extensive restrictive covenants and events of default, in which case we may face similar or additional limitations as a result of the terms of those credit agreements or other debt arrangements.
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
We manufacture products in numerous countries worldwide. Operations inside and outside of the United States are subject to many legal and regulatory requirements, some of which are not aligned with others. These include tariffs, quotas, taxes and other market barriers, restrictions on the export or import of technology, potentially limited intellectual property protection, import and export requirements and restrictions, anti-corruption and anti-bribery laws, foreign exchange controls and cash repatriation restrictions, foreign investment rules and regulations, data privacy requirements, competition laws, employment and labor laws, pensions and social insurance, and environmental health and safety laws and regulations.
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
We may face particular data privacy and security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
We may face particular data privacy and security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, effective May 25, 2018, the European General Data Protection Regulation (“GDPR”) imposed additional obligations and risk upon our business and increased substantially the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in fines of up to 20 million Euro or 4% of global annual revenues, whichever is higher. We have taken extensive measures to ensure compliance with GDPR and to minimize the risk of incurring any penalties and we continue to adapt to the developing interpretation and enforcement of GDPR as well as emerging best practice standards. For example, we have introduced an international Data Protection Organization, a European Data Protection Policy, a system for Data Protection Management and Documentation and implemented an international Intra Group Data Transfer Agreement including the EU Standard Contractual Clauses. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020 and which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. Like GDPR, other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.
There also have also been recent significant developments concerning privacy and data security in China, where we have significant operations. For example, the Data Security Law of the People’s Republic of China (the “Data Security Law”) took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired, or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Further, the Personal Information Protection Law (the “PIPL”) took effect in China in November 2021. The PIPL raises the protection requirements for processing personal information. Because many specific requirements of the PIPL remain to be clarified, the ultimate impact of the PIPL currently is unknown. Fines for PIPL violations range from $7.7M to up to 5% of the infringing company’s previous year’s revenues. We may be required to make adjustments to our business practices to comply with the personal information protection laws and regulations in China.
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
We have in place emergency response plans with respect to our generation and use of the hazardous gases, which include hydrogen selenide, hydrogen sulfide, arsine, phosphine, and silane. Special attention has been given to all procedures pertaining to these gaseous materials to minimize the chance of accidental release into the atmosphere and to provide for an integrated system for monitoring and mitigating risk.
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
From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. The implementation of such regulations may require us to incur additional costs and expend internal resources.
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
As of June 30, 2022, we had approximately $2.3 billion of outstanding indebtedness on a consolidated basis. Immediately following the closing of the Coherent acquisition on July 1, 2022, we had $5.0 billion of outstanding indebtedness, including under (i) our $850 million senior secured term loan A facility (the “Term A Facility”), our $2.8 billion senior secured term loan B facility (the “Term Loan B Facility”, and together with the Term A Facility, the “Senior Credit Facilities”) and (ii) our $990 million 5.000% senior notes due 2029 (the “2029 Notes”). Additionally we have $350 million of undrawn capacity under our senior secured revolving credit facility (the “Revolving Credit Facility. We may also incur additional indebtedness in the future by entering into new financing arrangements. Our indebtedness could have important consequences for us, including:
•making it difficult for us to satisfy all of our obligations with respect to our debt, or to our trade or other creditors;
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
Certain of our financial arrangements, including our Senior Credit Facilities, are made at variable rates that use interbank offered rates, or IBORs, including the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. IBORs are or have been reformed, may cease to be available or may be declared to be no longer representative of the underlying market and economic realities. In such a case IBORs and specifically LIBOR may need to be replaced with a replacement rate. In March 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to cease or otherwise declare as no longer representative certain LIBOR settings on December 31, 2021 and the remainder of the U.S. dollar LIBOR settings on June 30, 2023. The New Credit Agreement contains provisions addressing the end of the use of LIBOR as a benchmark rate of interest and a mechanism for determining an alternative benchmark rate of interest. At this time, we cannot predict how markets will respond to reform or the proposed alternative rates or the effect of any changes to IBORs or the discontinuation or non-representativeness of LIBOR. New methods of calculating IBORs that may be established or the establishment of alternative reference rates could have an adverse impact on the market value for or value of IBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. There is no guarantee that a transition from IBORs and specifically LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition, and results of operations.
The agreements that govern our senior credit facilities and our 2029 Notes contain various covenants that impose restrictions on our business, which may affect our ability to operate our businesses.
The New Credit Agreement and the Indenture, dated as of December 10, 2021 (the “Indenture), which provides for the 2029 Notes, contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things.
In addition, the Term Loan A Facility and Revolving Credit Facility require that the Company maintain (i) a maximum total net leverage ratio, as defined in the New Credit Agreement, initially of 5.25 to 1.00 as of the last day of each fiscal quarter, commencing with the end of the first full fiscal quarter after the Closing Date, stepping down to 4.00 to 1.00 at December 31, 2023 and thereafter and (ii) an interest coverage ratio, as defined in the New Credit Agreement, of at least 2.50 to 1.00.
Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the New Credit Agreement or the Indenture, as applicable. If such indebtedness is accelerated, there can be no assurance that we will have sufficient financial resources or that we will be able to arrange financing to repay our borrowings at such time.
Unfavorable changes in tax rates, tax liabilities, or tax accounting rules could negatively affect future results.
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. As such, we must exercise a level of judgment in determining our worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or changes in tax laws as well as changes in our current or future global corporate structure. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate, including the newly-enacted “Inflation Reduction Act of 2022” and the two-pillar solution for a global minimum level of taxation by the Organization for Economic Co-operation and Development (“OECD”). We are also impacted by the establishment or release of valuation allowances against deferred tax assets, changes in generally accepted accounting principles and continued eligibility for tax holiday benefits.

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
In addition, we are subject to regular examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. This includes challenges to our intercompany transfer pricing arrangements and charges and the appropriate level of profitability for our entities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and Competent Authority processes to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provision and accruals, which could materially and adversely affect our business, results of operation, or financial condition.
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
A substantial portion of our research and development activities, manufacturing, and other critical business operations are located near major earthquake faults, for example in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and revenues and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.
Russia’s invasion of Ukraine and the resulting conflict has had a negative impact on our business, may continue to negatively impact our business and may have a negative impact on our results of operations.
In February 2022, Russia invaded Ukraine, resulting in the United States, Canada, the European Union (“EU”) and other countries imposing economic sanctions on Russia, some of which have been expanded to include Belarus. The military conflict and the resulting sanctions have caused and are expected to continue to cause significant disruptions in logistics, availability of components and supplies used in the manufacture and services of our products and global markets. The largest source of certain gases which are utilized in the application and servicing of some of our laser products has historically been located in Ukraine. We have accelerated purchases of these gases from other limited sources outside of the conflict zone and, to date, we have avoided any material disruption to our business. Similarly, our end customers for these products are largely located in geographies which have access to these gases from local suppliers.
A material reduction in our access to critical supplies, the disruption in the ability to source components and supplies used in the manufacture, service or use of our products and the availability of shipping and the increased costs therefor would likely negatively impact the results of our operations. Additionally, the consequences of the foregoing or other limitation on the availability of fuels to provide electricity in the EU to businesses at the same current levels could have a material adverse effect on our business, particularly with regard to our ability to manufacture and ship products at our manufacturing locations in Germany, and is likely to result in higher operating costs.
Our success requires us to attract, retain, and develop key personnel and maintain good relations with our employees.
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
Some of our business units depend from time to time on large purchases from a few significant customers, and any loss, cancellation, reduction, or delay in purchases by these customers could harm the longevity of the business.
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
Our operations may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities.
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

Changes in manufacturing processes are often required due to changes in product specifications, changing customer needs, and the introduction of new products. These changes may reduce manufacturing yields at our contract manufacturers and at our own manufacturing facilities, resulting in reduced margins on those products. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs.
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
Our markets are unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.
The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating net sales in this industry will depend on, among other things:
•maintaining and enhancing our relationships with our customers;
•the education of potential end-user customers about the benefits of lasers and laser systems; and
•our ability to accurately predict and develop our products to meet industry standards.
We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.
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
The trading prices for our common stock on the Nasdaq Global Select Market Composite varied between a high of $75.23 per share and a low of $50.14 per share in the fiscal year ended June 30, 2022. Likewise, the trading prices of our Mandatory Convertible Preferred Stock varied between a high of $308.50 per share and a low of $215.02 per share in the fiscal year ended June 30, 2022. The market prices of our securities could fluctuate significantly for many reasons, including the following:
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
•fluctuations in demand for our products or downturns in the industries that we serve, particularly the continued build-out of the capacity for the manufacture of OLED and the increased use of the installed base of our products in such manufacturing;
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
Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and the Pennsylvania Business Corporation Law may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.

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
The terms of the New Credit Agreement contain a restriction on our ability to pay cash dividends on our capital stock. If the terms of the New Credit Agreement restrict our ability to pay cash dividends on the Mandatory Convertible Preferred Stock, we will pay any dividends declared by our board of directors (or an authorized committee thereof) on the Mandatory Convertible Preferred Stock in the form of shares of common stock. In addition, credit facilities, indentures, or other financing agreements that we enter into in the future may contain provisions that restrict or prohibit our ability to pay cash dividends on our capital stock.
In addition, under Pennsylvania law, our board of directors may not pay dividends if after giving effect to the relevant dividend payment we (i) would not be able to pay our debts as they become due in the usual course of our business or (ii) our total assets would not be greater than or equal to the sum of our total liabilities plus the amount that would be needed if we were to be dissolved at the time as of which the dividend is measured, in order to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. Even if we are permitted under our contractual obligations and Pennsylvania law to pay cash dividends on the Mandatory Convertible Preferred Stock, we may not have sufficient cash to pay cash dividends on the Mandatory Convertible Preferred Stock
Trading in preferred stock that we have issued may adversely affect the market price of our common stock.
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
The redemption rights of the holders of Series B Preferred Stock may result in the use of our cash in such a way that could adversely affect our business, financial condition or results of operations.
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
Our Series B Preferred Stock has voting rights, allowing holders to vote as one class with our common stock on an as-converted basis, subject to limited exceptions. As a result, the holders of Series B Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Holders of Series B Preferred Stock are entitled to act separately in their own respective interests with respect to their ownership interests in us and have the ability to substantially influence all matters that require approval by our shareholders, including the approval of significant corporate transactions. Additionally, we may not undertake certain actions without the prior written approval of the holders of a majority of the issued and outstanding shares of Series B Preferred Stock, voting separately from our common stock. Subject to certain exceptions, we must not: (1) alter or change the rights, preferences or privileges of our Series B Preferred Stock or amend, modify or supplement any provision of our organizational documents in a manner that adversely affects the rights, powers, preferences or privileges of our Series B Preferred Stock; (2) authorize or issue any senior stock (or securities convertible into senior stock), or amend or alter our articles of incorporation to increase the number of authorized or issued shares of our Series B Preferred Stock; (3) decrease the number of authorized shares of our Series B Preferred Stock (other than as permitted pursuant to a conversion, redemption or repurchase by us thereof); (4) issue any shares of our Series B Preferred Stock (other than pursuant to the amended and restated invested agreement, entered into on March 30, 2021, by and between Bain Capital Private Equity, LP (“BCPE”) and us (the “Investment Agreement”); and (5) effect any voluntary deregistration or delisting with Nasdaq of our common stock.
Furthermore, we may not, unless holders of Series B Preferred Stock otherwise consent in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as BCPE owns at least 5% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, (i) authorize or issue any parity stock and (ii) pay any cash dividend on our common stock (other than ordinary dividends). We also may not, unless BCPE otherwise consents in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as it owns at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, redeem, repurchase or otherwise acquire (or make or declare any dividend or distribution in respect of) any junior stock (subject to certain exceptions, including, among other things, ordinary dividends, non-cash dividends or other distributions paid pro rata to all holders of our common stock and, if applicable, holders of Series B Preferred Stock, repurchases of junior stock of up to $100 million on an aggregate annual basis and dividends on junior stock in kind or in the form of other junior securities or securities convertible into or exchange for such junior securities). Moreover, under the terms of the Investment Agreement, following the closing of the initial investment and for so long as BCPE beneficially owns shares of Series B Preferred Stock (or shares of our common stock issued upon the conversion thereof) that represent, in the aggregate and on an as-converted basis, at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the completion of the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, BCPE will have the right to nominate one designee and to designate one observer to the our board of directors. Circumstances may occur in which the interests of BCPE could conflict with the interests of holders of other outstanding capital stock, including our common stock and our Mandatory Convertible Preferred Stock.

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
If dividends on any Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more dividend periods, whether or not for consecutive dividend periods, the holders of such Mandatory Convertible Preferred Stock, voting together as a single class with holders of all other series of preferred stock ranking equally with the Mandatory Convertible Preferred Stock and having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of two additional members of our board of directors, subject to certain limitations.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2022, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Compound Semiconductors	700,000	Owned
Easton, PA	Manufacturing and Research and Development	Compound Semiconductors	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Compound Semiconductors	235,000	Owned and Leased
Warren, NJ	Manufacturing and Research and Development	Compound Semiconductors	159,000	Leased
Newark, DE	Manufacturing and Research and Development	Compound Semiconductors	135,000	Leased
Fremont, CA	Manufacturing and Research and Development	Compound Semiconductors	128,000	Leased
Murrieta, CA	Manufacturing and Research and Development	Compound Semiconductors	108,000	Leased
Information regarding our principal foreign properties at June 30, 2022, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Compound Semiconductors and Photonic Solutions	2,991,000	Owned and Leased
Malaysia	Manufacturing	Photonic Solutions	640,000	Owned
United Kingdom	Manufacturing, Research and Development	Compound Semiconductors and Photonic Solutions	319,000	Owned and Leased
Philippines	Manufacturing	Compound Semiconductors	318,000	Leased
Vietnam	Manufacturing	Compound Semiconductors and Photonic Solutions	211,000	Owned and Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Compound Semiconductors	112,000	Leased
Germany	Manufacturing and Distribution	Compound Semiconductors and Photonic Solutions	110,000	Owned and Leased
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “IIVI.” As of August 24, 2022, there were approximately 860 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal years ended June 30, 2022 or June 30, 2021. As of June 30, 2022, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. The dollar value of shares as of June 30, 2022 that may yet be purchased under the Program is approximately $28 million.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the Nasdaq Composite Index and with a peer group of companies constructed by the Company for the period from June 30, 2017, through June 30, 2022. The Company’s current fiscal year peer group includes CMC Materials Inc., Coherent, Inc., Corning Incorporated, Franklin Electric Co., Inc., Lumentum Holdings Inc., MKS Instruments Inc., and Silicon Laboratories, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among II-VI Incorporated, the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
6/17
6/18
6/19
6/20
6/21
6/22
II-VI Incorporated
NASDAQ Composite
Peer Group

*$100 invested on 6/30/17 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        [RESERVED]
Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of II-VI’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. II-VI’s MD&A is presented in nine sections:
•Forward-Looking Statements
•Overview
•Acquisition and Background of Coherent, Inc.
•Critical Accounting Policies and Estimates
•COVID-19 Update
•Fiscal Year 2022 Compared to Fiscal Year 2021
•Fiscal Year 2021 Compared to Fiscal Year 2020
•Liquidity and Capital Resources
•Off Balance Sheet Arrangements
Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Item 1A for discussion of these risks and uncertainties).
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

Overview
II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a global leader in materials, networking and lasers, is a vertically integrated manufacturing company that develops, manufactures and markets engineered materials, optoelectronic components and devices, and lasers for use in industrial materials processing, optical communications, aerospace and defense, consumer electronics, semiconductor capital equipment, medical diagnostics and life sciences, automotive applications, machine tools, consumer goods and medical device manufacturing. Headquartered in Saxonburg, Pennsylvania, II-VI has research and development, manufacturing, sales, service, and distribution facilities worldwide. II-VI produces a wide variety of lasers, along with application-specific photonic and electronic materials and components, and deploys them in various forms, including integrated with advanced software to enable its customers.
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
Acquisition and Background of Coherent, Inc.
Coherent, Inc. ("Coherent"), one of the world's leading providers of laser solutions and optics for microelectronics, life sciences, industrial manufacturing, scientific and aerospace and defense markets, was acquired by II-VI Incorporated on July 1, 2022. In fiscal year 2023, it will be included in the combined company, to be rebranded Coherent Corp., as the Lasers Segment.
Coherent delivers systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, Coherent has grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings. Coherent serves important end markets like microelectronics, precision manufacturing, and instrumentation, as well as applications in aerospace and defense.
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including welding and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all of the beam energy is confined to a narrow wavelength band. Lasers can produce the lasing action in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. Coherent manufactures all of these laser types, in various options such as continuous wave, pulse duration, output power, beam dimensions, etc. Each application has its own specific requirements in terms of laser performance.
Coherent’s key laser applications include: semiconductor wafer inspection; manufacturing of advanced printed circuit boards; flat panel display manufacturing; solar cell production; medical and bio-instrumentation; materials processing; metal cutting and welding; industrial process and quality control; marking; imaging and printing; graphic arts and display; and research and development. For example, UV lasers are enabling the continuous move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
Coherent’s products are manufactured at sites in California, Oregon, Michigan, New Jersey, and Connecticut in the United States; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, China, Singapore, and Malaysia in Asia. In addition, Coherent also uses contract manufacturers in southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.

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
Accounting for Commercial Agreements
From time-to-time, the Company enters into commercial agreements with our customers that include advance payments from our customers, the cash flow from which the Company uses to fund our capital expansion. The Company determines at the inception or modification of the contract if the arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In determining if a contract contains a lease, the Company uses judgment to evaluate whether the contract, either explicitly or implicitly, is for the use of an identified asset and whether the customer has the right to direct the use of, and obtain substantially all of the economic benefit from, the identified asset. Determination of the accounting treatment of the contract requires judgment and impacts the amounts recorded in our Consolidated Financial Statements.
The Company entered into a commercial agreement with one of our customers to produce certain engineered materials products within the Compound Semiconductors segment. We received payments of $23 million and $8 million during the years ended June 30, 2022 and 2021, respectively, which the Company used to partially fund the purchase of plant and equipment, which is recorded as a contract liability. See Note 4. Revenue from Contracts with Customers of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. We determined the contractual rights and obligations in the commercial agreement provide us with the substantive right to substitute alternative assets throughout the period of use and therefore the commercial agreement does not contain a lease under ASC 842.
Goodwill
The Company tests goodwill for impairment annually, and when events or changes in circumstances indicate that goodwill might be impaired. The determination of whether goodwill is impaired requires us to make judgments based on long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated results and general economic and market conditions and their projections. For fiscal year 2022, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. As of June 30, 2022, no reporting units are at risk for impairment. Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges and other factors. If material adverse conditions occur that impact one or both of our reporting units, our determination of future fair value might not support the carrying amount of one or both of our reporting units, and the related goodwill would need to be impaired.

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
For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. Further, to the extent that the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors in Item 1A of this Annual Report on Form 10-K.

Fiscal Year 2022 Compared to Fiscal Year 2021
As of June 30, 2022, the Company was aligned along the following two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. The Company is reporting financial information (revenue and operating income) for these reporting segments in this Annual Report on Form 10-K.
We previously classified intangible asset amortization expense within Selling, general and administrative (“SG&A”) expenses in our Consolidated Statements of Earnings (Loss). Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Consolidated Statements of Earnings. Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $39 million for the year ended June 30, 2021.
The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2022 and 2021 ($ in millions except per share information):

	Year Ended June 30, 2022		Year Ended June 30, 2021
		% of Revenues		% of Revenues
Total revenues	$3,317	100%	$3,106	100%
Cost of goods sold	2,051	62	1,928	62
Gross margin	1,265	38	1,177	38
Operating expenses:
Internal research and development	377	11	330	11
Selling, general and administrative	474	14	445	14
Interest and other, net	132	4	50	2
Earnings before income taxes	282	8	353	11
Income taxes	47	1	55	2
Net earnings	$235	7%	$298	10%

Diluted earnings per share	$1.45		$2.37
Consolidated
Revenues. Revenues for the year ended June 30, 2022 increased 7% to $3,317 million, compared to $3,106 million for the prior fiscal year. The biggest driver of increased revenue was strength in the communications market, which grew by 7% year-over-year, contributing an incremental $151 million in sales. The strength in the communications market was due to strong demand in datacom and transceivers, specifically for transceivers with data rates greater than 100G. In addition, semiconductor capital equipment sales grew 29% and industrial sales grew 26% compared to the same period last year, with an additional $34 million and $85 million in incremental revenue, respectively. This growth was partially offset by decreased revenue in the consumer market, which fell 20%, or $56 million, year-over-year due to lower sales in 3D sensing.
Gross margin. Gross margin for the year ended June 30, 2022 was $1,265 million, or 38%, of total revenues, compared to $1,177 million, or 38% of total revenues, for the same period last fiscal year. Gross margin as a percentage of revenues increased 20 basis points compared to the prior fiscal year.
Internal research and development. Internal research and development (“IR&D”) expenses for the fiscal year ended June 30, 2022 were $377 million, or 11% of revenues, compared to $330 million, or 11%. of revenues, last fiscal year. The IR&D expenses are primarily related to the Company's continued investment in new products and manufacturing processes across all its businesses including significant investments in indium phosphide semiconductor lasers, silicon carbide materials and devices for both power electronics and wireless devices, semiconductor technology, gallium arsenide semiconductor lasers, and silicon carbide semiconductor technology.
Selling, general and administrative. SG&A expenses for the year ended June 30, 2022 were $474 million, or 14% of revenues, compared to $445 million, or 14% of revenues, last fiscal year. The Company incurred transaction and integration costs relating to the acquisition of Coherent, which increased $9 million year-over-year.

Interest and other, net. Interest and other, net for the year ended June 30, 2022 included expense of $132 million compared to expense of $50 million last fiscal year, or an increase of $83 million year over year. Interest and other, net includes $121 million for interest expense on borrowings, and $16 million of foreign currency losses. Interest expense of $121 million incurred in FY22 was related to funding both raised in advance of the closing of the Coherent acquisition, as well as fees for financing to be funded contingent upon the close of the transaction, the combined expense totaling $79 million.
Foreign currency losses were $16 million for the year ended June 30, 2022, as compared to $6 million of losses for the year ended June 30, 2021. The increased foreign currency impact was the result of volatility in the foreign exchange market, particularly in regard to the Euro. The Company purchased $345 million Euros to pay off the Euro based debt of Coherent at transaction closing, which resulted in a $24 million realized loss during the year ended June 30, 2022.
Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2022 was 17%, compared to an effective tax rate of 16% last fiscal year. The current fiscal year’s effective tax rate was lower than statutory rates because of favorable research and development incentives in certain jurisdictions and tax rate differentials between U.S. and foreign jurisdictions.
Segment Reporting
Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from income from operations in that operating income excludes certain expenses, including interest, the impact of foreign exchange, and other miscellaneous expenses as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control, which is used by management in its evaluation of segment performance. See Note 14. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.
Photonic Solutions ($ in millions)

	Year Ended June 30,		% Increase
	2022	2021
Revenues	$2,226	$2,038	9%
Operating income	$230	$208	11%
Revenues for the year ended June 30, 2022 for Photonic Solutions increased 9% to $2,226 million, compared to $2,038 million for last fiscal year. Our transceiver business grew across all product lines including the 200G and 400G modules, an increase of $152 million year-over-year.
Operating income for the year ended June 30, 2022 for Photonic Solutions increased 11% to $230 million, compared to an operating income of $208 million last fiscal year. The drivers of the increased operating income were higher sales volume, and improved operating performance.
Compound Semiconductors ($ in millions)

	Year Ended June 30,		% Increase
	2022	2021
Revenues	$1,090	$1,068	2%
Operating income	$220	$221	—%
Revenues for the fiscal year ended June 30, 2022 for Compound Semiconductors increased 2% to $1,090 million, compared to revenues of $1,068 million last fiscal year. The increase in revenues during the current fiscal year was primarily driven by strong sales in the industrial and semiconductor capital equipment businesses, an increase of $64 million and $30 million in comparison to prior year, respectively. This growth was partially offset by a $56 million decrease in the consumer market.
Operating income for the fiscal year ended June 30, 2022 for Compound Semiconductors remained flat, with operating income of $220 million in the current year, compared to operating income of $221 million last fiscal year. The decrease in operating income during the current fiscal year as a percent of revenue was driven by a $53 million increase in R&D spend in fiscal year 2022 as compared to fiscal year 2021, primarily for SiC materials and devices and InP technology platforms. Additionally, supply chain costs increased year-over-year further driving the decrease in operating income as a percent of revenue.

Fiscal Year 2021 Compared to Fiscal Year 2020
As of June 30, 2021, the Company was aligned along the following two reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Compound Semiconductors and (ii) Photonic Solutions. The Company is reporting financial information (revenue and operating income) for these reporting segments in this Annual Report on Form 10-K.
We previously classified intangible asset amortization expense within SG&A expenses in our Consolidated Statements of Earnings (Loss). Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Consolidated Statements of Earnings (Loss). Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $39 million and $28 million for the years ended June 30, 2021 and June 30, 2020, respectively.
The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2021 and 2020 ($ in millions except per share information):

	Year Ended		Year Ended
	June 30, 2021		June 30, 2020
		% of Revenues		% of Revenues
Total revenues	$3,106	100%	$2,380	100%
Cost of goods sold	1,928	62	1,589	67
Gross margin	1,177	38	791	33
Operating expenses:
Internal research and development	330	11	339	14
Selling, general and administrative	445	14	413	17
Interest and other, net	50	2	103	4
Earnings (loss) before income tax	353	11	(64)	(3)
Income taxes	55	2	3	—
Net earnings (loss)	$298	10%	$(67)	(3)%

Diluted earnings (loss) per share	$2.37		$(0.79)
Consolidated
Revenues. Revenues for the year ended June 30, 2021 increased 30% to $3,106 million, compared to $2,380 million for fiscal year 2020. Revenue for 2021 was a record with growth across all end markets compared to the same period in fiscal year 2020. Communications, our largest vertical, grew 30% compared to the same period in the prior year. This increase was due to a full year of Finisar Corporation ("Finisar") revenue, strong demand across transceivers, including 200/400G products, as well as other optical communications products. The strong demand for our 3D sensing products drove 118% growth in revenue for consumer electronics. Life sciences grew 65%, driven by demand for our filters, optics and thermo-electric coolers for COVID-19 related PCR testing and sequencing instrumentation. Our industrial business grew 11% compared to the same period in the prior year, due to strong growth in both "CO 2" and one micron laser components.
Gross margin. Gross margin for the year ended June 30, 2021 was $1,177 million, or 38%, of total revenues, compared to $791 million, or 33% of total revenues, for the same period fiscal year 2020. Gross margin as a percentage of revenues increased 470 basis points compared to the prior fiscal year. Gross margin was negatively impacted in the in fiscal year 2020 by the effects of purchase accounting on inventory, an increased value of $87.7 million related to the fair value adjustment of the acquired Finisar inventory.
Internal research and development. Company-funded IR&D expenses for the fiscal year ended June 30, 2021 were $330 million, or 11% of revenues, compared to $339 million, or 14% of revenues, fiscal year 2020. The IR&D expenses were primarily related to the Company continuing to invest in new products and processes across all its businesses including investments in high speed datacom and telecom transceivers, high speed integrated circuits (ICs), 5G technology, 3D sensing, indium phosphide semiconductor lasers, gallium arsenide semiconductor lasers, silicon carbide semiconductor technology, and other emerging market trends.
Selling, general and administrative. SG&A expenses for the year ended June 30, 2021 were $445 million, or 14% of revenues, compared to $413 million, or 17% of revenues, fiscal year 2020. The Company incurred transaction and integration costs relating to the acquisitions of Finisar, Ascatron AB ("Ascatron") and INNOViON Corporation ("Innovion"), the acquisition of Coherent, increased stock compensation due to the increased II-VI stock price, as well as the SG&A from the operations of Ascatron and Innovion.
Interest and other, net. Interest and other, net for the year ended June 30, 2021 was expense of $50 million compared to expense of $103 million fiscal year 2020, or a decrease of $53 million year over year. Interest and other, net primarily includes $60 million for interest expense on borrowings, and $6 million of foreign currency losses. The decrease compared to the prior fiscal year was driven by lower levels of debt outstanding, due to the Term Loan B being repaid with funds from the July 2020 equity raise, as well as gains of $7 million and $11 million recognized in relation to the Innovion acquisition and the Preferred Series B forward sale agreement, respectively. These gains were offset by $25 million of debt issuance costs recognized in conjunction with the repayment of the Company's Term Loan B Facility in fiscal 2021.
There were foreign currency losses of $6 million for the year ended June 30, 2021 due to the volatility in the foreign exchange market, compared to $8 million of losses for the year ended June 30, 2020.
Income taxes. The Company’s year-to-date effective income tax rate at June 30, 2021 was 16%, compared to an effective tax rate of (5)% in the prior fiscal year. The effective tax rate in fiscal year 2021 was lower than statutory rates because of favorable research and development incentives in certain jurisdictions and stock option exercise benefits from the strong II-VI stock price.
Photonic Solutions ($ in millions)

	Year Ended June 30,		% Increase
	2021	2020
Revenues	$2,038	$1,537	33%
Operating income	$208	$50	316%
The above operating results for the year ended June 30, 2021 include the Company’s acquisition of Finisar in September 2019.
Revenues for the year ended June 30, 2021 for Photonic Solutions increased 33% to $2,038 million, compared to $1,537 million for fiscal year 2020. The largest driver of the increase was the inclusion of four full fiscal quarters of revenue from Finisar compared to six days and three quarters of revenue in the prior year. Our transceiver business grew across all product lines including the 200G and 400G modules.
Operating income for the year ended June 30, 2021 for Photonic Solutions increased 316% to $208 million, compared to an operating income of $50 million for fiscal year 2020. The drivers of the increased operating income were higher sales volume, and improved operating performance and the absence of costs related to purchase accounting that were present in fiscal year 2020.
Compound Semiconductors ($ in millions)

	Year Ended June 30,		% Increase
	2021	2020
Revenues	$1,068	$821	30%
Operating income	$221	$62	255%
The above operating results for the year ended June 30, 2021 include the Company's acquisition of Finisar in September 2019.
Revenues for the fiscal year ended June 30, 2021 for Compound Semiconductors increased 30% to $1,068 million, compared to revenues of $821 million for fiscal year 2020. The increase in revenues during the current fiscal year was primarily driven by over a 100% increase in VCSEL product shipments addressing the 3D sensing consumer market, and increased revenues to customers in all of our other markets with significant growth in our Life Sciences business.

Operating income for the fiscal year ended June 30, 2021 for Compound Semiconductors increased 255% to $221 million, compared to operating income of $62 million for fiscal year 2020. The increase in operating income during fiscal year 2021 was primarily driven by product mix and improved absorption of operating costs due to higher volumes and shipping 3D sensing products. In addition, the expenses associated with the fair value inventory write-up and other related acquisition expenses for Finisar did not repeat in fiscal year 2021.
Liquidity and Capital Resources
Historically, our primary sources of cash have been provided from operations, long-term borrowings, sale of our equity securities and advance funding from customers. Our historic uses of cash have been for capital expenditures, investments in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, payments of debt issuance costs to obtain financing, payments in satisfaction of employees’ minimum tax obligations and purchases of treasury stock. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of Cash (millions):

Year Ended June 30,	2022	2021	2020
Net cash provided by operating activities	$413	$574	$297
Net proceeds from debt and equity issuances	990	1,611	2,121
Effect of exchange rate changes on cash and cash equivalents and other items	34	22	(12)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	18	32	14
Proceeds from prior credit facility and other borrowings	—	—	10
Common stock repurchases	—	—	(2)
Payments under prior term loan and credit facility	—	—	(177)
Purchases of businesses, net of cash acquired	—	(34)	(1,037)
Other investing and financing	(8)	5	—
Debt issuance costs	(10)	—	(64)
Payment of Finisar Notes	(15)	—	(560)
Payments in satisfaction of employees' minimum tax obligations	(21)	(20)	(29)
Payment of dividends	(35)	(20)	—
Payments under long-term borrowings and credit facility	(62)	(926)	(138)
Additions to property, plant & equipment	(314)	(146)	(137)
Net cash provided by operating activities:
Net cash provided by operating activities was $413 million during the current fiscal year ended June 30, 2022 compared to $574 million of cash provided by operating activities during the same period last fiscal year. The decrease in cash flows provided by operating activities during the year ended June 30, 2022 compared to the same period last fiscal year was driven by decreased net earnings of $63 million in the year ended June 30, 2022 due to increased interest expense. In addition, higher levels of working capital were needed in order to ensure business continuity in the face of supply chain challenges and projected growth.
Net cash provided by operating activities was $574 million and $297 million for the fiscal years ended June 30, 2021 and 2020, respectively. The increase in cash flows provided by operating activities during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily driven by additional net earnings of $277 million.
Net cash used in investing activities:
Net cash used in investing activities was $320 million for the fiscal year ended June 30, 2022, compared to net cash used of $173 million for the same period last fiscal year. Net cash used in investing activities during the current period included $314 million of capital expenditures to continue to increase capacity to meet the growing demand for the Company’s product portfolio.
Net cash used in investing activities was $173 million and $1,179 million for the fiscal years ended June 30, 2021 and 2020, respectively. Net cash used in investing activities during the fiscal year ended June 30, 2021 primarily included $34 million for net cash paid for the acquisition of Ascatron and Innovion and $146 million of cash expenditures to continue to increase capacity to meet the growing demand for the Company's product portfolio. Net cash used in investing activities during the fiscal year ended June 30, 2020 primarily included $1,037 million for net cash paid for the acquisition of Finisar.
Net cash provided by financing activities:
Net cash provided by financing activities was $863 million for the fiscal year ended June 30, 2022, compared to net cash provided by financing activities of $676 million for the same period last fiscal year. Net cash provided by financing activities was driven by $980 million of net proceeds from the Company's issuance of 5.000% Senior Notes due 2029, issued in December 2021, partially offset by cash used to repay borrowings and Series A dividends, of $62 million and $35 million, respectively.
Net cash provided by financing activities was $676 million for the year ended June 30, 2021 compared to net cash provided by financing activities of $1,174 million for the year ended June 30, 2020. Net cash provided by financing activities during the fiscal year ended June 30, 2021 was primarily impacted by $1,611 million of net proceeds from the Company's underwritten public offering in July 2020 as well as the issuance of the Series B Preferred Stock in March 2021, offset by cash used to repay borrowings of $926 million.
Senior Credit Facilities as of June 30, 2022
The Company had Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
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
On July 1, 2022, the Credit Agreement was terminated, and amounts borrowed under the Term A Facility were repaid in full using proceeds from the New Term Facilities (defined below).
Funding of Coherent Acquisition on July 1, 2022
The Company funded amounts payable in connection with the Merger with the proceeds of the loans borrowed under the New Term Facilities (as defined below) on the closing date of the Merger, together with other financing sources (including the net proceeds from the issuance and sale of the Company’s previously issued 5.000% Senior Notes due 2029) and cash on hand. In particular, cash from these sources was used to fund (i) the cash consideration payable in connection with the Coherent Merger, (ii) the repayment in full of the Senior Credit Facilities (as defined above), and Coherent’s credit agreement, dated as of November 7, 2016, as amended, and (iii) certain fees and expenses in connection with the Coherent Merger. The net cash outflow on July 1, 2022 to complete the funding of the Merger was $2.1 billion.

New Senior Credit Facilities
As of December 10, 2021, a new term loan A credit facility (the "New Term A Facility") in an aggregate principal amount of $850 million a new term loan B credit facility (the "New Term B Facility") and, together with the New Term A Facility, the “New Term Facilities”) in an aggregate principal amount of $2,800 million, and a new revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $350 million, were fully priced and allocated. The New Term Facilities were funded concurrently with the closing of the Merger. The New Revolving Credit Facility also became available concurrently with the closing of the Merger. The New Term A Facility and the New Revolving Credit Facility will each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The New Term B Facility will bear interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the New Term B Facility, the Company incurred expense of $34 million in the year ended June 30, 2022, which is included in interest expense in the Consolidated Statements of Earnings (Loss). The definitive documentation for the New Term Facilities and the New Revolving Credit Facility include customary LIBOR replacement provisions.
As of August 1, 2022, the Company had no amount outstanding under the New Revolving Credit Facility.
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
The Company used the proceeds from the offering of the Senior Notes, together with other financing sources (including the New Term Facilities and cash on hand), to fund the cash consideration, the repayment of certain indebtedness and certain fees and expenses in connection with the Merger.
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
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2022, the Company was in compliance with all covenants under the Indenture.
0.25% Convertible Senior Notes
In August 2017, the Company issued and sold $345 million aggregate principal amount of the II-VI Convertible Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Convertible Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. The if-converted value of the II-VI Convertible Notes amounted to $370 million as of June 30, 2022 and $532 million as of June 30, 2021 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
On or after June 1, 2022 until the close of business on the business day immediately preceding September 1, 2022 (the "Maturity Date"), holders may convert their II-VI Convertible Notes at any time. For conversions occurring on or after June 1, 2022, the Company has delivered or will deliver shares of II-VI Common Stock to settle conversions.

Holders of the II-VI Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Convertible Note, other than as provided in the governing indenture. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited, other than as provided in the governing indenture. Notes were convertible during three quarters in the year ended June 30, 2022. Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the year ended June 30, 2022 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Convertible Notes were convertible at the option of the holders thereof during the fiscal period ranging from April 1, 2022 to May 31, 2022. As of June 1, 2022, the II-VI Convertible Notes become convertible regardless of compliance with any other conversion trigger until the close of business on the business day immediately preceding the Maturity Date.
Aggregate Availability
The Company had aggregate availability of $450 million under its Revolving Credit Facility as of June 30, 2022.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 2% and 1% for the years ended June 30, 2022 and 2021, respectively
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2022	June 30, 2021
Cash, cash equivalents, and restricted cash	$2,582	$1,592
Available borrowing capacity	450	449
Total debt obligations	2,300	1,375
On July 1, 2022 the Company utilized $2.1 billion of cash, cash equivalents, and restricted cash as part of the funding required to complete the Coherent acquisition. The Company believes existing cash, cash flow from operations, and available borrowing capacity from its New Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in internal research and development, and internal and external growth objectives at least through fiscal year 2023. Additionally, the Company expects to settle any future conversions of its II-VI Convertible Notes in shares of common stock. However, the Company may be required to repay in cash any outstanding II-VI Convertible Notes that are not converted prior to the Maturity Date for the II-VI Convertible Notes.
The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2022, the Company held approximately $332 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States.
Share Repurchase Program
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal years ended June 30, 2022 or June 30, 2021. As of June 30, 2022, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. The dollar value of shares as of June 30, 2022 that may yet be purchased under the Program is approximately $28 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Contractual Obligations
As of June 30, 2022, in the ordinary course of business, we had total estimated purchase commitments from vendors of approximately $704 million. In addition, as of June 30, 2022, we had obligations under our operating leases of approximately $171 million, $34 million of which will be paid in the fiscal year 2023.

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
Interest Rate Risk
As of June 30, 2022, the Company’s total borrowings include variable rate borrowings, which exposes the Company to changes in interest rates. In November 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $19 million for the year ended June 30, 2022.
On February 23, 2022, the Company entered into an interest rate cap (the "Cap"), with an effective date of July 1, 2023. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the year ended June 30, 2022.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2022, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2022. Its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of II-VI Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of II-VI Incorporated and Subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2022 expressed an unqualified opinion thereon.
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

Accounting for commercial agreement
Description of the Matter	As described in Note 12 to the consolidated financial statements, the Company entered into a commercial agreement and received advance payments to fund the purchase of plant and equipment for the production of certain engineered materials products within the Compound Semiconductors segment. The Company determined that it has a substantive right to substitute alternative assets throughout the period of use, and therefore a lease does not exist within the commercial agreement.

Auditing the Company’s accounting for the commercial agreement was complex due to the judgment required to determine whether the contract is a lease or contains a lease, which included an evaluation of whether the contractual rights and obligations in the commercial agreement provide the Company with the ability to substitute alternative assets throughout the period of use and whether the right of substitution is substantive.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to management’s accounting for the commercial agreement. For example, we tested controls related to management’s review of the relevant rights and obligations in the contract and related assessment as to whether the contract is a lease or contains a lease.

To test the Company’s accounting for the commercial agreement, our audit procedures included, among others, evaluating the reasonableness of the Company’s interpretation of the rights and obligations in the contract by reading the commercial agreement, performing inquiries of and obtaining written representations from management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania
August 29, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of II-VI Incorporated
Opinion on Internal Control over Financial Reporting
We have audited II-VI Incorporated and Subsidiaries’ internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, II-VI Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 29, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 29, 2022

II-VI Incorporated and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2022	2021
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$2,582,371	$1,591,892
Accounts receivable - less allowance for doubtful accounts of $4,206 at June 30, 2022 and $924 at June 30, 2021	700,331	658,962
Inventories	902,559	695,828
Prepaid and refundable income taxes	19,585	13,095
Prepaid and other current assets	100,346	67,617
Total Current Assets	4,305,192	3,027,394
Property, plant & equipment, net	1,363,195	1,242,906
Goodwill	1,285,759	1,296,727
Other intangible assets, net	635,404	718,460
Deferred income taxes	31,714	33,498
Other assets	223,582	193,665
Total Assets	$7,844,846	$6,512,650

Liabilities. Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$403,212	$62,050
Accounts payable	434,917	294,486
Accrued compensation and benefits	172,109	181,491
Operating lease current liabilities	27,574	25,358
Accrued income taxes payable	29,317	20,295
Other accrued liabilities	199,830	145,909
Total Current Liabilities	1,266,959	729,589
Long-term debt	1,897,214	1,313,091
Deferred income taxes	77,259	73,962
Operating lease liabilities	110,214	125,541
Other liabilities	109,922	138,119
Total Liabilities	3,461,568	2,380,302
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 75,000 shares at June 30, 2022 and June 30, 2021, redemption value - $798,181 and 759,583 as of June 30, 2022 and June 30, 2021, respectively	766,803	726,178
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 2,300,000 shares at June 30, 2022 and June 30, 2021	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 120,923,171 shares at June 30, 2022; issued - 119,126,585 shares at June 30, 2021	2,064,552	2,028,273
Accumulated other comprehensive income (loss)	(2,167)	14,267
Retained earnings	1,348,125	1,136,777
	3,855,829	3,624,636
Treasury stock, at cost - 13,972,758 shares at June 30, 2022 and 13,640,555 shares at June 30, 2021	(239,354)	(218,466)
Total Shareholders' Equity	3,616,475	3,406,170
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$7,844,846	$6,512,650
See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Earnings (Loss)

Year Ended June 30,	2022	2021	2020
($000, except per share data)
Revenues	$3,316,616	$3,105,891	$2,380,071

Costs, Expenses and Other Expense (Income)
Cost of goods sold	2,051,120	1,928,432	1,588,890
Internal research and development	377,106	330,105	339,073
Selling, general and administrative	474,096	445,235	412,629
Interest expense	121,254	59,899	89,409
Other expense (income), net	11,233	(10,370)	13,998
Total Costs, Expenses and Other Expense (Income)	3,034,809	2,753,301	2,443,999

Earnings (Loss) Before Income Taxes	281,807	352,590	(63,928)

Income Tax Expense	47,048	55,038	3,101

Net Earnings (Loss)	$234,759	$297,552	$(67,029)

Less: Dividends on Preferred Stock	$68,225	$37,231	$—
Net Earnings (Loss) available to the Common Shareholder	$166,534	$260,321	$(67,029)

Basic Earnings (Loss) Per Share	$1.57	$2.50	$(0.79)

Diluted Earnings (Loss) Per Share	$1.45	$2.37	$(0.79)
See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year Ended June 30,	2022	2021	2020
($000)
Net earnings (loss)	$234,759	$297,552	$(67,029)
Other comprehensive income (loss):
Foreign currency translation adjustments	(89,967)	86,991	(15,969)
Change in fair value of interest rate swap, net of taxes of $11,901, $3,372, and $0 for the years ended June 30, 2022, 2021, and 2020, respectively	43,508	12,312	(44,085)
Change in fair value of interest rate cap, net of taxes of $3,818 for the year ended June 30, 2022	14,306	—	—
Pension adjustment, net of taxes of $3,856, $576 and ($851) for the years ended June 30, 2022, 2021, and 2020, respectively	15,719	2,347	(3,108)
Other comprehensive income (loss)	(16,434)	101,650	(63,162)
Comprehensive income (loss)	$218,325	$399,202	$(130,191)

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Mezzanine Equity

					Accumulated Other
	Common Stock		Preferred Stock		Comprehensive	Retained	Treasury Stock			Mezzanine Equity
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total	Preferred Shares	Amount
(000, including share amounts)
Balance - June 30, 2019	76,315	$382,423	—	$—	$(24,221)	$943,581	(12,604)	$(168,574)	$1,133,209	—	$—
Share-based and deferred compensation activities	2,888	116,817	—	—	—	—	(702)	(29,114)	87,703	—	—
Net loss	—	—	—	—	—	(67,029)	—	—	(67,029)	—	—
Purchases of treasury stock	—	—	—	—	—	—	(50)	(1,625)	(1,625)	—	—
Shares issued related to Finisar Acquisition	26,713	987,707	—	—	—	—	—	—	987,707	—	—
Foreign currency translation adjustments	—	—	—	—	(15,969)	—	—	—	(15,969)	—	—
Change in fair value of interest rate swap	—	—	—	—	(44,085)	—	—	—	(44,085)	—	—
Pension adjustment, net of taxes of ($851)	—	—	—	—	(3,108)	—	—	—	(3,108)	—	—
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803	—	$—
Share-based and deferred compensation activities	2,512	102,737	—	—	—	—	(284)	(19,153)	83,584	—	—
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908	—	—
Series B shares issued in March 2021	—	—	—	—	—	—	—	—	—	75	716,087
Net earnings	—	—	—	—	—	297,552	—	—	297,552	—	—
Accretion to redemption value of Series B share issued in March 2021	—	—	—	—	—	(508)	—	—	(508)	—	508
Foreign currency translation adjustments	—	—	—	—	86,991	—	—	—	86,991	—	—
Change in fair value of interest rate swap, net of taxes of $3,372	—	—	—	—	12,312	—	—	—	12,312	—	—
Pension adjustment, net of taxes of ($576)	—	—	—	—	2,347	—	—	—	2,347	—	—
Dividends	—	—	—	—	—	(36,819)	—	—	(36,819)	—	9,583
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	1,796	92,667	—	—	—	—	(333)	(20,888)	71,779	—	—
Net earnings	—	—	—	—	—	234,759	—	—	234,759	—	—
Foreign currency translation adjustments	—	—	—	—	(89,967)	—	—	—	(89,967)	—	—
Change in fair value of interest rate swap, net of taxes of $11,901	—	—	—	—	43,508	—	—	—	43,508	—	—
Change in fair value of interest rate cap, net of taxes of $3,818	—	—	—	—	14,306	—	—	—	14,306	—	—
Pension adjustment, net of taxes of $3,856	—	—	—	—	15,719	—	—	—	15,719	—	—
Dividends and deemed dividends	—	—	—	—	—	(68,327)	—	—	(68,327)	—	40,625
Adjustments for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended June 30,	2022	2021	2020
($000)
Cash Flows from Operating Activities
Net earnings (loss)	$234,759	$297,552	$(67,029)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	207,132	187,803	156,690
Amortization	79,647	82,266	64,192
Share-based compensation expense	73,214	70,953	68,480
Amortization of discount on convertible debt and debt issuance costs	18,807	20,732	22,150
Debt extinguishment expense	—	24,747	3,960
Losses (gains) on disposals of property, plant and equipment	617	2,537	(1,461)
Unrealized losses on foreign currency remeasurements and transactions	1,167	5,545	14,442
Earnings from equity investments	(2,190)	(14,246)	(2,775)
Deferred income taxes	(8,154)	(371)	(42,454)
Impairment of investment	—	—	4,980
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	(55,193)	(51,697)	(91,981)
Inventories	(230,882)	(44,645)	112,572
Accounts payable	97,053	2,266	45,026
Income taxes	17,961	(18,086)	40,061
Accrued compensation and benefits	(9,382)	23,934	—
Other operating net assets (liabilities)	(11,224)	(14,937)	(29,561)
Net cash provided by operating activities	413,332	574,353	297,292
Cash Flows from Investing Activities
Additions to property, plant & equipment	(314,332)	(146,337)	(136,877)
Purchases of businesses, net of cash acquired	—	(34,394)	(1,036,609)
Other investing activities	(5,750)	7,774	(5,804)
Net cash used in investing activities	(320,082)	(172,957)	(1,179,290)
Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	990,000	—	—
Proceeds from issuance of common shares	—	460,000	—
Proceeds from issuance of Series A preferred shares	—	460,000	—
Proceeds from issuance of Series B preferred shares	—	750,000	—
Proceeds from borrowings of Term A Facility	—	—	1,241,000
Proceeds from borrowings of Term B Facility	—	—	720,000
Proceeds from borrowings of Revolving Credit Facility	—	—	160,000
Proceeds from borrowings under prior Credit Facility	—	—	10,000
Payment of Finisar Notes	(14,888)	—	(560,112)
Payments on borrowings under prior Term Loan, Credit Facility, and other loans	—	—	(176,618)
Payments on borrowings under Term A Facility	(62,050)	(137,050)	(46,538)
Payments on borrowings under Term B Facility	—	(714,600)	(5,400)
Payments on borrowings under Revolving Credit Facility	—	(74,000)	(86,000)
Debt issuance costs	(10,197)	—	(63,510)
Equity issuance costs	—	(58,596)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	17,858	32,360	13,467
Common stock repurchases	—	—	(1,625)
Payments in satisfaction of employees' minimum tax obligations	(21,249)	(19,701)	(28,700)
Payment of dividends	(34,508)	(20,319)	—
Other financing activities	(2,013)	(2,367)	(2,339)
Net cash provided by financing activities	862,953	675,727	1,173,625
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	34,276	21,723	(3,453)
Net increase in cash and cash equivalents, and restricted cash	990,479	1,098,846	288,174
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,591,892	493,046	204,872
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,582,371	$1,591,892	$493,046
Cash paid for interest	$57,314	$37,266	$62,190
Cash paid for income taxes	$50,000	$60,393	$39,521
Non cash transactions:
Additions to property, plant & equipment included in accounts payable	$84,890	$32,028	$21,801

See Notes to Consolidated Financial Statements.

II-VI Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.        Nature of Business and Summary of Significant Accounting Policies
Nature of Business. II-VI Incorporated (“II-VI,” the “Company,” “we,” “us” or “our”), a global leader in engineered materials and optoelectronic components and devices, is a vertically-integrated manufacturing company that develops, manufactures and markets engineered materials and optoelectronic components and devices for precision use in industrial materials processing, optical communications, aerospace and defense, consumer electronics, semiconductor capital equipment, life sciences and automotive applications. The Company markets its products through its direct sales force and through distributors and agents.
The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of the Company’s manufacturing yields. The Company has not experienced material production delays due to a shortage of materials. However, the Company does occasionally experience problems associated with vendor-supplied materials not meeting specifications for quality or purity. A significant failure of the Company’s suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on the Company’s results of operations.
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
Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.
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

Leases. Leases are recognized under Accounting Standards Codification 842, Leases. The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Earnings (Loss), lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 12. Leases for additional information.
Business Combinations. The Company accounts for business combinations by establishing the acquisition-date fair value as the measurement for all assets acquired and liabilities assumed. Certain provisions of U.S. GAAP prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the quantitative assessment described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the quantitative assessment. Otherwise, the Company will forego the quantitative assessment and does not need to perform any further testing. As of April 1 of fiscal years 2022 and 2021, the Company completed its annual impairment tests of its reporting units using the quantitative assessment. Based on the results of these analyses the Company’s goodwill was not impaired; the fair value is well in excess of the carrying value for each reporting unit.
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
We previously classified intangible asset amortization expense within SG&A expenses in our Consolidated Statements of Earnings (Loss). Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Consolidated Statements of Earnings (Loss). Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $39 million and $28 million for the years ended June 30, 2021 and June 30, 2020, respectively.

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
The Company generally accounts for investments it makes in VIEs in which it has determined that it does not have a controlling financial interest but has significant influence over or holds at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for under ASC 321, Investments - Equity Securities. If an entity fails to meet the characteristics of a VIE, management then evaluates such entity under the voting model. Under the voting model, management consolidates the entity if they determine that the Company, directly or indirectly, has greater than 50% of the voting shares and determines that other equity holders do not have substantive participating rights.
Series A Mandatory Convertible Preferred Stock. The II-VI Series A Mandatory Convertible Preferred Stock is initially measured at fair value, less underwriting discounts and commissions and offering expenses paid by the Company. The Preferred Stock’s dividends are cumulative, at 6% per annum.
Series B Convertible Preferred Stock. The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholder.
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. The Company had no material loss contingency liabilities at June 30, 2022 related to commitments and contingencies.
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
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. See Note 4. Revenue from Contracts with Customers.
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
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing certain exceptions and adding guidance to improve consistency for other areas of Topic 740. The Company adopted this standard effective July 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
Pronouncements Currently Under Evaluation
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of evaluating the impact of the pronouncement.
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606 rather than adjust them to fair value at the acquisition date. We will adopt this accounting standard in the first quarter of fiscal 2023. Results of operations for quarterly periods prior to adoption remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisition of Coherent, and all future acquisitions, will be accounted for in accordance with ASU 2021-08. Refer to Note 3. Coherent Acquisition for further information. The adoption of this standard did not have an impact on our Consolidated Financial Statements.

Note 3. Coherent Acquisition
On July 1, 2022, the Company completed its acquisition of all of the outstanding equity interests in Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). The Merger was consummated with the goal of creating a uniquely strategic global leader capable of delivering to our customers the most attractive combination of photonic solutions, compound semiconductors, as well as laser technology and systems. The results of the Merger will be included in the Company’s consolidated operating results beginning on July 1, 2022.
Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of Coherent, par value $0.01 per share (the “Coherent Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of II-VI Common Stock. In order to complete the funding of the Merger, the Company had a net cash outflow of $2.1 billion on July 1, 2022. Estimated expenses, comprised of success-based transaction costs and estimated severance costs relating to the consummation of the Merger are approximately $87 million and will be recognized as expense in the Condensed Consolidated Statement of Earnings for the first quarter of fiscal year 2023. A total of 23 million shares were issued in conjunction with the closing of the Merger. Estimated Merger consideration is approximately $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Coherent restricted stock units.
The Company will account for the acquisition as a business combination and will recognize the assets acquired and liabilities assumed at their fair values as of July 1, 2022. A significant portion of the purchase price is expected to be allocated to intangible assets and goodwill. Due to the timing of the Merger being after our fiscal year-end, and the amount of assets acquired and liabilities assumed, our initial accounting is incomplete and therefore we have not provided the other disclosures set forth in ASC 805, Business Combinations. Such information will be disclosed in our condensed consolidated financial statements for the fiscal quarter ending September 30, 2022. The calculation of estimated expenses and estimated Merger consideration set forth herein is preliminary and will be revised as additional information becomes available during the measurement period, which could be up to 12 months from the acquisition date. Any such revisions or changes may be material.
The expenses associated with the Merger for the year ended June 30, 2022, have not been allocated to an operating segment, and are presented in the Unallocated and Other in Note 14. Segment and Geographic Reporting. The total expense for the years ended June 30, 2022 and 2021 was $36 million and $27 million, respectively and is recorded in SG&A in our Consolidated Statement of Earnings (Loss).
Note 4.        Revenue from Contracts with Customers
The following table summarizes disaggregated revenue by market for the years ended June 30, 2022, 2021 and 2020 ($000):

	Year Ended June 30, 2022
	Photonic Solutions	Compound Semiconductors	Total

Industrial	$71,027	$340,079	$411,106
Communications	2,078,288	124,843	2,203,131
Aerospace & Defense	—	184,635	184,635
Consumer	9,255	221,002	230,257
Semiconductor	13,841	137,182	151,023
Other	53,785	82,679	136,464
Total Revenues	$2,226,196	$1,090,420	$3,316,616

	Year Ended June 30, 2021
	Photonic Solutions	Compound Semiconductors	Total

Industrial	$50,181	$275,698	$325,879
Communications	1,917,697	134,969	2,052,666
Aerospace & Defense	—	201,845	201,845
Consumer	9,138	277,319	286,457
Semiconductor	9,778	107,374	117,152
Other	51,490	70,402	121,892
Total Revenues	$2,038,284	$1,067,607	$3,105,891

	Year Ended June 30, 2020
	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total

Industrial	$52,806	$240,475	$—	$293,281
Communications	1,437,377	125,527	21,557	1,584,461
Aerospace & Defense	—	175,097	—	175,097
Consumer	4,620	126,227	494	131,341
Semiconductor	7,971	102,203	—	110,174
Other	34,016	51,701	—	85,717
Total Revenues	$1,536,790	$821,230	$22,051	$2,380,071
"Other" revenue included in the tables above include revenue from the life science/medical and automotive end markets.
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contracts. Contract liabilities are recognized as revenue when performance obligations have been performed. During the year ended June 30, 2022, the Company recognized revenue of $13 million related to customer payments that were included in the Consolidated Balance Sheets as of June 30, 2021. As of June 30, 2022 and June 30, 2021, the Company had $69 million and $40 million, respectively, of contract liabilities recorded in the Consolidated Balance Sheets.
Note 5.        Inventories
The components of inventories were as follows:

June 30,	2022	2021
($000)
Raw materials	$318,758	$211,890
Work in progress	408,405	336,391
Finished goods	175,396	147,547
Total Inventories	$902,559	$695,828

Note 6.        Property, Plant & Equipment
Property, plant & equipment consists of the following:

June 30,	2022	2021
($000)
Land and land improvements	$19,368	$20,454
Buildings and improvements	415,530	419,157
Machinery and equipment	1,651,762	1,483,183
Construction in progress	271,605	136,544
Finance lease right-of-use asset	25,000	25,000
	2,383,265	2,084,338
Less accumulated depreciation	(1,020,070)	(841,432)
Property, plant, and equipment, net	$1,363,195	$1,242,906
Included in the table above is a building acquired under a finance lease. As of June 30, 2022 and June 30, 2021, the accumulated depreciation of the finance lease ROU asset was $9 million and $7 million, respectively.
Note 7.        Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.
Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2022			Year Ended June 30, 2021
	Photonic Solutions	Compound Semiconductors	Total	Photonic Solutions	Compound Semiconductors	Total
Balance-beginning of period	$1,053,028	$243,699	$1,296,727	$1,052,494	$186,515	$1,239,009
Goodwill acquired	—	—	—	—	54,634	54,634
Finisar measurement period adjustments	—	—	—	(4,901)	—	(4,901)
Foreign currency translation	(4,285)	(6,683)	(10,968)	5,435	2,550	7,985
Balance-end of period	$1,048,743	$237,016	$1,285,759	$1,053,028	$243,699	$1,296,727
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of June 30, 2022 and 2021 were as follows ($000):

	June 30, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$473,845	$(144,409)	$329,436	$476,200	$(106,802)	$369,398
Trade Names	22,536	(7,454)	15,082	22,660	(6,233)	16,427
Customer Lists	464,880	(173,994)	290,886	469,154	(136,519)	332,635
Other	1,563	(1,563)	—	1,576	(1,576)	—
Total	$962,824	$(327,420)	$635,404	$969,590	$(251,130)	$718,460
Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2022, 2021 and 2020 was $80 million, $82 million, and $64 million, respectively. The technology intangible assets are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 153 months and the amortization is recorded in cost of goods sold in our Consolidated Statements of Earnings (Loss). The customer lists are being amortized over 60 to 240 months with a weighted-average remaining life of approximately 135 months and the amortization is recorded in SG&A in our Consolidated Statements of Earnings (Loss).

In connection with past acquisitions, the Company acquired trade names with indefinite lives. The carrying amount of these trade names of $14 million as of June 30, 2022 is not amortized but tested annually for impairment. The Company completed its impairment test of these trade names with indefinite lives in the fourth quarter of fiscal years 2022 and 2021. Based on the results of these tests, the trade names were not impaired.
The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2023	$77,480
2024	75,607
2025	74,119
2026	72,265
2027	70,495

Note 8.        Debt
The components of debt for the periods indicated were as follows ($000):

	June 30, 2022	June 30, 2021
Term A Facility, interest at LIBOR, as defined, plus 1.375%	$995,363	$1,057,412
Debt issuance costs, Term A Facility and Revolving Credit Facility	(18,396)	(25,191)
5.000% Senior Notes	990,000	—
Debt issuance costs and discount, Senior Notes	(7,703)	—
0.50% Convertible Senior Notes, assumed in the Finisar acquisition	—	14,888
0.25% Convertible Senior Notes	341,501	344,969
Debt issuance costs and discount, 0.25% Convertible Senior Notes	(339)	(16,937)

Total debt	2,300,426	1,375,141
Current portion of long-term debt	(403,212)	(62,050)
Long-term debt, less current portion	$1,897,214	$1,313,091

The scheduled maturities of principal amounts of debt obligations for the next five years and thereafter is as follows ($000):

Year Ending
June 30,
2023	$403,551
2024	62,050
2025	871,263
2026	—
2027	—
Thereafter	990,000
Total	$2,326,864

Senior Credit Facilities
Through June 30, 2022, the Company had Senior Credit Facilities with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
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
The Company is obligated to repay the outstanding principal amount of the Term A Facility in quarterly installments equal to 1.25% of the initial aggregate principal amount of the Term A Facility, with the remaining outstanding balance due and payable on the fifth anniversary of September 24, 2019 (the "Closing Date"). The Company is obligated to repay the outstanding principal amount of the Revolving Credit Facility, if any, on the fifth anniversary of the Closing Date. Notwithstanding the foregoing, all amounts outstanding under the Senior Credit Facilities will become due and payable 120 days prior to the maturity of the II-VI Convertible Notes if (i) the II-VI Convertible Notes remain outstanding and (ii) the Company has insufficient cash and borrowing availability under the Revolving Credit Facility to repay the principal amount of the II-VI Convertible Notes. The II-VI Convertible Notes are included in the current portion of long-term debt. The Company has sufficient cash to repay the principal amount of the II-VI Convertible Notes, therefore the Senior Credit Facilities remain classified as long-term obligations in the Consolidated Balance Sheets.
The Company’s obligations under the Senior Credit Facilities are guaranteed by each of the Company’s material existing or future direct and indirect domestic subsidiaries, including Finisar Corporation ("Finisar") and its domestic subsidiaries (collectively, the “Guarantors”), subject to certain exceptions. Borrowings under the Senior Credit Facilities are secured by a first priority lien in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions, including that no real property secures the Senior Credit Facilities.
Amounts outstanding under the Senior Credit Facilities will bear interest at a rate per annum equal to an applicable margin over a eurocurrency rate or an applicable margin over a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s prime rate and (c) a eurocurrency rate plus 1.00%, in each case as calculated in accordance with the terms of the Credit Agreement. The applicable interest rate would increase under certain circumstances relating to events of default. The Company has entered into an interest rate swap contract to hedge its exposure to interest rate risk on its variable rate borrowings under the Senior Credit Facilities. Refer to Note 15. Fair Value of Financial Instruments for further information regarding this interest rate swap.
The Credit Agreement contains customary affirmative and negative covenants with respect to the Senior Credit Facilities, including limitations with respect to liens, investments, indebtedness, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company will be obligated to maintain a consolidated interest coverage ratio (as calculated in accordance with the terms of the Credit Agreement) as of the end of each fiscal quarter of not less than 3.00 to 1.00. The Company will be obligated to maintain a consolidated total net leverage ratio (as calculated in accordance with the terms of the Credit Agreement) of not greater than (i) 5.00 to 1.00 for the first four fiscal quarters after the Closing Date, commencing with the first full fiscal quarter after the Closing Date, (ii) 4.50 to 1.00 for the fifth fiscal quarter through and including the eighth fiscal quarter after the Closing Date, and (iii) 4.00 to 1.00 for each subsequent fiscal quarter. As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
On July 1, 2022, the Credit Agreement was terminated, and amounts borrowed under the Term A Facility were repaid in full using proceeds from the New Term Facilities (defined below).
New Senior Credit Facilities
In connection with entering into the Merger Agreement, II-VI obtained a fully underwritten financing commitment pursuant to a commitment letter, dated as of March 25, 2021, as further amended and restated on April 21, 2021 and October 25, 2021 (the “Amended and Restated Commitment Letter”), with JP Morgan Chase Bank, N.A., Citigroup Global Markets Inc., MUFG Bank, Ltd., MUFG Securities Americas Inc., PNC Capital Markets LLC, PNC Bank, National Association, HSBC Securities (USA) Inc., HSBC Bank USA, National Association, Citizens Bank, N.A., Mizuho Bank, Ltd., BMO Capital Markets Corp., Bank of Montreal, TD Securities (USA) LLC, The Toronto-Dominion Bank, New York Branch, TD Bank, N.A., and First National Bank of Pennsylvania (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties committed to provide up to $5.0 billion in debt financing.
On July 1, 2022, II-VI entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the "New Term A Facility") in an aggregate principal amount of $850 million, a new term loan B credit facility (the "New Term B Facility") and, together with the New Term A Facility, the “New Term Facilities”) in an aggregate principal amount of $2,800 million, and a new revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $350 million, including a letter of credit sub-facility of up to $50 million, in each case as contemplated under the Amended and Restated Commitment Letter. The New Term A Facility and the New Revolving Credit Facility will each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The New Term B Facility will bear interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the New Term B Facility, the Company incurred expense of $34 million in the year ended June 30, 2022, which is included in interest expense in the Consolidated Statements of Earnings (Loss).

Proceeds of the loans borrowed under the New Term Facilities on July 1, 2022, together with other financing sources (including the Senior Notes) and cash on hand, were used to fund the cash portion of Merger consideration, the repayment of certain indebtedness (including the repayment in full of the Credit Agreement), and certain fees and expenses in connection with the Merger and otherwise for general corporate purposes.
The Company capitalized approximately $17 million of debt issuance costs during the year ended June 30, 2022. These capitalized costs are presented within the prepaid and other current assets and other assets in the Consolidated Balance Sheets. Amortization of debt issuance costs related to the New Term Facilities for the year ended June 30, 2022 totaled $5 million and is included in interest expense in the Consolidated Statements of Earnings (Loss).
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
If (i) the Merger had not been consummated on or prior to 11:59 p.m., Eastern Time, on December 15, 2022 or (ii) the Company informed the Trustee, in writing or otherwise announced in writing that the Merger was no longer being pursued and/or the Merger Agreement had been terminated, the Company would have been required to redeem all of the outstanding Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date (the "Special Mandatory Redemption Date"). Pursuant to the terms of the Indenture, prior to the earlier of (i) the date of the consummation of the Merger and (ii) the Special Mandatory Redemption Date, the gross proceeds from the Senior Notes could not be used for any purpose, and therefore $990 million of restricted cash was classified within cash, cash equivalents, and restricted cash on the Consolidated Balance Sheets at June 30, 2022.
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
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2022, the Company was in compliance with all covenants under the Indenture.
Bridge Loan Commitment
Subject to the terms of the Amended and Restated Commitment Letter, the commitment parties thereto committed to provide, in addition to the New Term Facilities and the New Revolving Credit Facilities, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated. During the year ended June 30, 2022, the Company incurred expenses of $3 million related to the Bridge Loan Commitment, which is included in interest expense in the Consolidated Statements of Earnings (Loss).
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
With the adoption of ASU 2020-06 on July 1, 2021, the Company reversed that accounting, electing to use the modified retrospective method. The adoption resulted in an increase of $15 million to the current portion of long-term debt, a decrease of $3 million to deferred income taxes, and a decrease of $11 million to shareholders' equity. If the Company had not adopted ASU 2020-06, additional interest expense included in the Consolidated Statements of Earnings would have been $13 million, and the impact of the change on basic and diluted earnings per share is a decrease of $0.09 and $0.02, respectively.
The initial conversion rate is 21.25 shares of II-VI Common Stock per $1,000 principal amount of II-VI Convertible Notes, which is equivalent to an initial conversion price of $47.06 per share of II-VI Common Stock. Throughout the term of the II-VI Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain events. The if-converted value of the II-VI Convertible Notes amounted to $370 million as of June 30, 2022 and $532 million as of June 30, 2021 (based on the Company’s closing stock price on the last trading day of the fiscal periods then ended).
Prior to the close of business on the business day immediately preceding June 1, 2022, the II-VI Convertible Notes were convertible only under the following circumstances:
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
On or after June 1, 2022 until the close of business on the business day immediately preceding September 1, 2022 (the "Maturity Date"), holders may convert their II-VI Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion occurring prior to June 1, 2022, the Company will pay or delivered, as the case may be, cash, shares of II-VI Common Stock or a combination of cash and shares of II-VI Common Stock, at the Company’s election, to settle conversions. For conversions occurring on or after June 1, 2022, the Company will deliver shares of II-VI Common Stock to settle conversions.
Holders of the II-VI Convertible Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a II-VI Convertible Note, other than as provided in the governing indenture. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited, other than as provided in the governing indenture. Notes were convertible during three quarters in the year ended June 30, 2022. Because the last reported sale price of II-VI Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the year ended June 30, 2022 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the II-VI Convertible Notes were convertible at the option of the holders thereof during the fiscal period ranging from April 1, 2022 to May 31, 2022. As of June 1, 2022, the II-VI Convertible Notes become convertible regardless of compliance with any other conversion trigger until the close of business on the business day immediately preceding the Maturity Date. For the year ended June 30, 2022, conversions totaled $3 million of aggregate principal amount, resulting in the issuance of 74 thousand shares of II-VI Common Stock.

The following table sets forth total interest expense recognized related to the II-VI Convertible Notes for the years ended June 30, 2022, 2021 and 2020 ($000):

	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
0.25% contractual coupon	$875	$874	$876
Amortization of debt discount and debt issuance costs including initial purchaser discount	1,947	13,748	13,172
Interest expense	$2,822	$14,622	$14,048

The effective interest rate on the liability component was 1% for the year ended June 30, 2022, and 5% for the years ended June 30, 2021 and 2020.
Aggregate Availability
The Company had aggregate availability of $450 million under its Revolving Credit Facility as of June 30, 2022.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 2% and 1% for the years ended June 30, 2022 and 2021, respectively
Note 9.        Income Taxes
The components of earnings (loss) before income taxes were as follows:

Year Ended June 30,	2022	2021	2020
($000)
U.S. income (loss)	$(62,721)	$21,692	$(302,027)
Non-U.S. income	344,528	330,898	238,099
Earnings (loss) before income taxes	$281,807	$352,590	$(63,928)
The components of income tax expense were as follows:

Year Ended June 30,	2022	2021	2020
($000)
Current:
Federal	$1,569	$415	$7
State	768	1,632	496
Foreign	52,865	53,362	45,052
Total Current	$55,202	$55,409	$45,555
Deferred:
Federal	$(7,185)	$13,744	$(43,955)
State	(1,215)	(431)	1,007
Foreign	246	(13,684)	494
Total Deferred	$(8,154)	$(371)	$(42,454)
Total Income Tax Expense	$47,048	$55,038	$3,101

Principal items comprising deferred income taxes were as follows:

June 30,	2022	2021
($000)
Deferred income tax assets
Inventory capitalization	$20,562	$20,753
Interest rate swap	—	6,347
Non-deductible accruals	8,403	7,437
Accrued employee benefits	11,320	14,025
Net-operating loss and credit carryforwards	149,949	163,717
Share-based compensation expense	10,125	8,400
Other	3,565	1,832
Deferred revenue	12,416	7,124
Right of use asset	29,817	33,341
Valuation allowances	(55,420)	(53,765)
Total deferred income tax assets	$190,737	$209,211
Deferred income tax liabilities
Tax over book accumulated depreciation	$(28,701)	$(32,692)
Intangible assets	(134,972)	(153,582)
Interest rate swap	(6,105)	—
Interest rate cap	(4,102)	—
Tax on unremitted earnings	(26,383)	(21,569)
Convertible debt	—	(3,321)
Lease liability	(28,983)	(32,053)
Other	(7,036)	(6,458)
Total deferred income tax liabilities	$(236,282)	$(249,675)
Net deferred income taxes	$(45,545)	$(40,464)
The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2022	%	2021	%	2020	%
($000)
Taxes at statutory rate	$59,179	21	$74,044	21	$(13,425)	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(339)	—	1,246	—	1,194	(2)
Taxes on non U.S. earnings	(2,704)	(1)	(26,557)	(7)	(915)	1
Valuation allowance	(1,513)	(1)	(3,720)	(1)	(9,365)	15
Research and manufacturing incentive deductions and credits	(24,341)	(9)	(22,968)	(6)	(15,836)	25
Stock compensation	2,095	1	(2,500)	(1)	4,334	(7)
GILTI and FDII	4,866	2	27,369	8	36,067	(56)
Other	9,805	4	8,124	2	1,047	(2)
	$47,048	17	$55,038	16	$3,101	(5)
The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As a result of the Tax Cuts and Jobs Act (the “Tax Act”), among other things, the Company determined it will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs. Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes. Foreign currency gains (losses) related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has estimated the associated withholding tax to be $26 million.

Additionally, the Tax Act introduced a new category of income, referred to as global intangible low tax income (“GILTI”), which requires a current year inclusion of earnings of controlled foreign corporations taxed at a low rate and without a significant fixed asset base. The Company made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
During the fiscal years ended June 30, 2022, 2021, and 2020, cash paid by the Company for income taxes was $50 million, $60 million, and $40 million, respectively.
Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements. The impact of the tax holidays on our effective rate is a reduction in the rate of 1.60%, 3.22% and (8.91)% for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, and the impact of the tax holidays on diluted earnings per share is $0.04, $0.10, and $0.07 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. The tax holiday related to II-VI Malaysia Advanced Manufacturing Center Sdn. Bhd will end during the fiscal year ended June 30, 2026, the tax holiday related to certain II-VI Laser Enterprise Philippines, Inc.'s business lines will end during the fiscal year ended June 30, 2026, and the tax holiday related to II-VI Vietnam Co., Ltd will end during the fiscal year ended June 30, 2024.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2022:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$83,063	June 2023-June 2042
Foreign tax credits	3,540	June 2030-June 2032
State tax credits	15,632	June 2023-June 2037
State tax credits (indefinite)	39,243	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$42,012	June 2023-June 2036
Loss carryforwards - state	182,178	June 2023-June 2042
Loss carryforwards - state (indefinite)	25,899	Indefinite
Loss carryforwards - foreign	15,608	June 2023-June 2032
Loss carryforwards - foreign (indefinite)	38,600	Indefinite
The Company has recorded a valuation allowance against the majority of the foreign and state loss and credit carryforwards. The Company’s U.S. federal loss carryforwards, federal research and development credit carryforwards, and certain state tax credits resulting from the Company’s acquisitions are subject to various annual limitations under Section 382 of the U.S. Internal Revenue Code.
Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
($000)
Beginning balance	$38,025	$42,803	$11,520
Increases in current year tax positions	1,803	3,940	1,506
Acquired business	—	5,341	31,791
Settlements	—	(7,514)	—
Expiration of statute of limitations	(2,417)	(6,545)	(2,014)
Ending balance	$37,411	$38,025	$42,803

The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2022, 2021 and 2020, there was $0.4 million, $0.3 million and $0.6 million of interest and penalties within income tax expense, respectively. The Company had $3 million, $3 million and $4 million of interest and penalties accrued at June 30, 2022, 2021 and 2020, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $25 million, $26 million and $24 million at June 30, 2022, 2021 and 2020, respectively. The Company expects a decrease of $2 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.
Fiscal years 2019 to 2022 remain open to examination by the Internal Revenue Service, fiscal years 2018 to 2022 remain open to examination by certain state jurisdictions, and fiscal years 2010 to 2022 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in India for the year ended March 31, 2016; Philippines for the years ended June 2018 and 2019; and Germany for the years ended June 30, 2012 through June 30, 2018. The Company believes its income tax reserves for these tax matters are adequate.
Note 10. Equity and Redeemable Preferred Stock
The Company has 5 million shares of preferred stock authorized, of which 2.3 million shares have been designated and issued as Series A Mandatory Convertible Preferred Stock, no par value per share, and 215,000 shares have been designated as Series B Convertible Preferred Stock, no par value per share, of which 75,000 shares were issued at June 30, 2022 and 2021.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued of 2,300,000 shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”).
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
The Company recognized $28 million and $27 million of preferred stock dividends during fiscal years 2022 and 2021, respectively, associated with the Mandatory Convertible Preferred Stock, which were presented as a reduction to retained earnings on the Consolidated Balance Sheet as of June 30, 2022.
The following table presents dividends per share and dividends recognized for the years ended June 30, 2022, and June 30, 2021:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Dividends per share	12.00	11.80
Series A Mandatory Convertible Preferred Stock dividends ($000)	27,600	27,140
Redeemable Convertible Preferred Stock
In connection with entering into the Merger Agreement, II-VI entered into an Amended and Restated Investment Agreement, dated as of March 30, 2021 (the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, II-VI issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-1 Convertible Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million.
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
The shares of II-VI Series B-1 Convertible Preferred Stock are convertible into shares of II-VI Common Stock as follows:
•at the election of the holder, at a conversion price of $85.00 per share (“Conversion Price”), after the earliest to occur of (i) the issuance of shares of II-VI Series B-2 Convertible Preferred Stock upon the closing of the Coherent acquistion, (ii) the termination of the Merger Agreement or (iii) the delivery by II-VI to the Investor of an offer to repurchase the II-VI Series B-1 Convertible Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement); and
•at the election of the Company, any time following March 31, 2024, at the then-applicable Conversion Price if the volume-weighted average price of II-VI Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of II-VI Series B-1 Convertible Preferred Stock have voting rights, voting as one class with the II-VI Common Stock, on an as-converted basis, subject to limited exceptions.
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

In connection with any Fundamental Change, and subject to the procedures set forth in the Statement with Respect to Shares establishing the new II-VI Convertible Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of II-VI Series B-1 Convertible Preferred Stock then outstanding (the “Fundamental Change Repurchase Offer”) at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026.
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
The II-VI Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) available to Common Shareholders.
The Company recognized $41 million of preferred stock dividends during the fiscal year ended June 30, 2022, which were presented as a reduction to retained earnings on the Consolidated Balance Sheets as of June 30, 2022.
The following table presents dividends per share and dividends recognized for the years ended June 30, 2022, and June 30, 2021:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Dividends per share	541.66	134.55
Dividends ($000)	38,598	9,583
Deemed dividends ($000)	2,027	508
Subject to the terms and conditions of the Investment Agreement, among other things, the Company and the Investor also agreed that the Company would issue, sell and deliver to the Investor:
•105,000 shares of a new Series B-2 Convertible Preferred Stock of the Company, no par value per share (“II-VI Series B-2 Convertible Preferred Stock,” and together with the II-VI Series B-1 Convertible Preferred Stock, “New II-VI Convertible Preferred Stock”), for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate purchase price of $1.05 billion, immediately prior to closing of the Coherent acquisition; and
•immediately prior to the closing of the Coherent acquisition, if elected by the Company and agreed by the Investor, up to an additional 35,000 shares of II-VI Series B-2 Convertible Preferred Stock (the “Upsize Shares”) for a purchase price per share equal to the Equity Per Share Price, resulting in an aggregate maximum purchase price for the Upsize Shares of $350 million.
Following the Company’s provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021, of its agreement to purchase the Upsize Shares from the Company immediately prior to the closing of the Coherent acquisition, increasing the Investor’s total equity commitment to II-VI pursuant to the Investment Agreement to $2.15 billion.
On July 1, 2022, II-VI issued and sold 140,000 shares of II-VI Series B-2 Convertible Preferred Stock, for $10,000 per share and an aggregate purchase price of $1.4 billion.
Note 11.        Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
The diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the fiscal years ended June 30, 2022 and June 30, 2021, diluted shares outstanding include the dilutive effect of the potential shares of the Company's common stock issuable from stock options, performance and restricted shares. For the fiscal year ended June 30, 2022 and June 30, 2021, the diluted shares outstanding also include the dilutive effect of the potential shares of the Company's common stock issuable upon conversion of outstanding convertible debt.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000):

Year Ended June 30,	2022	2021	2020
($000 except per share)
Numerator
Net earnings (loss)	$234,759	$297,552	$(67,029)
Deduct Series A preferred stock dividends	(27,600)	(27,140)	—
Deduct Series B dividends and deemed dividends	(40,625)	(10,091)	—
Basic earnings (loss) available to common shareholders	$166,534	$260,321	$(67,029)

Effect of dilutive securities:
Add back interest on II-VI Convertible Notes (net of tax)	$2,229	$12,264	$—
Diluted earnings (loss) available to common shareholders	$168,763	$272,585	$(67,029)

Denominator
Weighted average shares	106,189	104,151	84,828
Effect of dilutive securities
Common stock equivalents	3,012	3,552	—
II-VI Convertible Notes	7,312	7,331	—
Diluted weighted average common shares	116,513	115,034	84,828

Basic earnings (loss) per common share	$1.57	$2.50	$(0.79)

Diluted earnings (loss) per common share	$1.45	$2.37	$(0.79)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been antidilutive (in thousands of shares):

Year Ended June 30,	2022	2021	2020
Series A Mandatory Convertible Preferred Stock	8,915	8,915	—
Series B Redeemable Preferred Stock	9,162	2,230	—
II-VI Convertible Notes due 2022	—	—	7,331
Common stock equivalents	9,611	118	2,345
Total anti-dilutive shares	27,688	11,263	9,676

Note 12.        Leases
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.
Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases assets are recorded in property, plant and equipment, net, and finance lease liabilities within other accrued liabilities and other liabilities on our Consolidated Balance Sheets. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.

Operating leases are recorded in other assets and operating lease liabilities, current and non-current on the Company’s Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Finance Lease Cost
Amortization of right-of-use assets	$1,671	$1,667	$1,667
Interest on lease liabilities	1,200	1,268	1,328
Total finance lease cost	2,871	2,935	2,995
Operating lease cost	36,716	37,361	32,466
Sublease income	507	1,471	368
Total lease cost	$39,080	$38,825	$35,093

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	1,200	1,268	1,328
Operating cash flows from operating leases	35,481	35,641	30,816
Financing cash flows from finance leases	1,290	1,152	1,026

Assets Obtained in Exchange for Lease Liabilities
Right-of-use assets obtained in acquisitions	—	13,391	29,247
Right-of-use assets obtained in exchange for new operating lease liabilities	18,161	52,839	29,458
Total assets obtained in exchange for new operating lease liabilities	18,161	66,230	58,705

Weighted-Average Remaining Lease Term (in Years)
Finance leases	9.5	10.5	11.5
Operating leases	6.6	7.0	7.2

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%	5.6%
Operating leases	5.7%	6.1%	7.3%

The following table presents future minimum lease payments, which includes leases for arrangements with an initial term of more than 12 months ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$34,062	$2,554	$36,616
Year 2	29,923	2,624	32,547
Year 3	24,830	2,697	27,527
Year 4	19,816	2,771	22,587
Year 5	15,532	2,847	18,379
Thereafter	47,284	13,801	61,085
Total minimum lease payments	$171,447	$27,294	$198,741
Less: amounts representing interest	33,659	6,284	39,943
Present value of total lease liabilities	$137,788	$21,010	$158,798
From time-to-time, the Company enters into commercial agreements with our customers that include advance payments from our customers, the cash flow from which the Company uses to fund our capital expansion. The Company determines at the inception or modification of the contract if the arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In determining if a contract contains a lease, the Company evaluates whether the contract, either explicitly or implicitly, is for the use of an identified asset and whether the customer has the right to direct the use of, and obtain substantially all of the economic benefit from, the identified asset.
The Company entered into a commercial agreement with one of our customers to produce certain engineered materials products within the Compound Semiconductors segment. We received payments of $23 million and $8 million during the years ended June 30, 2022 and 2021, respectively, which the Company used to partially fund the purchase of plant and equipment, which is recorded as a contract liability. See Note 4. Revenue from Contracts with Customers. We determined the contractual rights and obligations in the commercial agreement provide us with the substantive right to substitute alternative assets throughout the period of use and therefore the commercial agreement does not contain a lease under ASC 842.
Note 13.        Share-Based Compensation
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
As of June 30, 2022, there were approximately 7 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
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

Share-based compensation expense for the fiscal years ended June 30, 2022, 2021 and 2020 is as follows $000:

Year Ended June 30,	2022	2021	2020
Stock Options and Cash-Based Stock Appreciation Rights	$3,218	$10,626	$11,893
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units	56,365	47,060	49,957
Performance Share Units and Cash Based Performance Share Units	10,077	16,640	11,977
	$69,660	$74,326	$73,827
Stock Options and Cash-Based Stock Appreciation Rights:
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal years ended June 30, 2022 and June 30, 2021, no stock options were issued. During fiscal year ended June 30, 2020, the weighted-average fair value of options granted under the Plan was $14.79 per option, using the following assumptions:

Year Ended June 30,	2020
Risk-free interest rate	1.50%
Expected volatility	39%
Expected life of options	6.91 years
Dividend yield	None
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
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2022 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - July 1, 2021	2,642,634	$29.26	145,334	$33.80
Exercised	(188,015)	$26.78	(14,054)	$37.00
Forfeited and Expired	(21,729)	$30.78	(3,718)	$35.80
Outstanding - June 30, 2022	2,432,890	$29.41	127,562	$33.39
Exercisable - June 30, 2022	1,990,721	$27.61	86,211	$30.86
As of June 30, 2022, 2021 and 2020, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $48 million, $88 million and $80 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2022, 2021, and 2020 was $8 million, $49 million, and $20 million, respectively. As of June 30, 2022, total unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights was $3 million. This cost is expected to be recognized over a weighted-average period of approximately 1 year.

Outstanding and exercisable stock options at June 30, 2022 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$13.34 - $18.07	549,192	2.62	$16.14	549,192	2.62	$16.14
$18.07 - $24.35	596,310	3.23	$20.96	590,046	3.19	$20.87
$24.35 - $35.39	490,512	5.72	$33.29	401,104	5.33	$34.10
$35.39 - $36.90	541,065	7.19	$36.46	254,550	7.14	$36.45
$36.90 - $49.90	383,373	6.08	$47.94	282,040	6.02	$47.85
	2,560,452	4.84	$29.60	2,076,932	4.32	$27.74
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units:
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision. There were no restricted share awards issued in the fiscal year ending June 30, 2022, and all previous restricted share awards have been amortized in full.
Restricted share unit, and cash-based restricted share unit activity during the fiscal year ended June 30, 2022, was as follows:

	Restricted Share Units		Cash-Based Restricted Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - July 1, 2021	2,326,172	$43.67	45,873	$38.75
Granted	849,467	$63.63	3,538	$63.60
Vested	(1,117,600)	$40.67	(26,589)	$40.48
Forfeited	(159,861)	$44.87	(2,344)	$45.29
Nonvested - June 30, 2022	1,898,178	$54.24	20,478	$40.05
As of June 30, 2022, total unrecognized compensation cost related to non-vested, restricted share unit and cash-based restricted share units was $58 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share awards, restricted share units, and cash-based restricted share units granted during the years ended June 30, 2022, 2021 and 2020, was $54 million, $59 million and $11 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $67 million, $69 million and $75 million during fiscal years 2022, 2021 and 2020, respectively.
Performance Share Units and Cash-Based Performance Share Units:
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units and cash-based performance share units under the Plan. As of June 30, 2022, the Company had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.
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
The performance share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based performance share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. Performance share unit and cash-based performance share unit activity relating to the Plan during the year ended June 30, 2022, was as follows:

	Performance Share Units		Cash-Based Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - July 1, 2021	518,309	$45.28	27,724	$39.43
Granted	167,764	$83.03	—	$—
Vested	(200,611)	$62.69	(23,514)	$49.90
Forfeited	(16,407)	$53.49	—	$—
Performance Adjustments	122,530	$—	13,914	$49.90
Nonvested - June 30, 2022	591,585	$40.48	18,124	$33.88
As of June 30, 2022, total unrecognized compensation cost related to non-vested performance share units and cash-based performance share units was $10 million. This cost is expected to be recognized over a weighted-average period of approximately 1.75 years. The total fair value of the performance share units and cash-based performance share units granted during the fiscal years ended June 30, 2022, 2021 and 2020 was $14 million, $14 million and $15 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2022, 2021 and 2020 was $11 million, $9 million and $6 million, respectively. The performance adjustments relate to grants that exceeded the performance targets when vested during FY22, including the final number of shares issued, which were 200% of the target units based on actual results during the three-year performance period.
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
The accounting policies are consistent across both of the segments. To the extent possible, the Company’s corporate expenses are allocated to the segments. The Company evaluates segment performance based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Unallocated and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the Coherent acquisition in the fiscal years ended June 30, 2022 and June 30, 2021. In the fiscal year ended June 30, 2020, it included transaction costs related to the Finisar acquisition.
The following tables summarize selected financial information of the Company’s operations by segment:

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2022
Revenues	$2,226,196	$1,090,420	$—	$3,316,616
Inter-segment revenues	36,898	329,342	(366,240)	—
Operating income (loss)	230,094	220,070	(35,870)	414,294
Interest expense	—	—	—	(121,254)
Other income, net	—	—	—	(11,233)
Income taxes	—	—	—	(47,048)
Net earnings	—	—	—	234,759
Depreciation and amortization	172,851	113,928	—	286,779
Expenditures for property, plant & equipment	89,818	224,514	—	314,332
Segment assets	4,875,053	2,969,793	—	7,844,846
Goodwill	1,048,743	237,016	—	1,285,759

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2021
Revenues	$2,038,284	$1,067,607	$—	$3,105,891
Inter-segment revenues	35,358	244,407	(279,765)	—
Operating income (loss)	207,652	221,239	(26,772)	402,119
Interest expense	—	—	—	(59,899)
Other income, net	—	—	—	10,370
Income taxes	—	—	—	(55,038)
Net loss	—	—	—	297,552
Depreciation and amortization	161,208	108,861	—	270,069
Expenditures for property, plant & equipment	87,304	59,033	—	146,337
Segment assets	4,231,289	2,281,361	—	6,512,650
Goodwill	1,053,028	243,699	—	1,296,727

	Photonic Solutions	Compound Semiconductors	Unallocated & Other	Total
($000)
2020
Revenues	$1,536,790	$821,230	$22,051	$2,380,071
Inter-segment revenues	31,515	164,884	(196,399)	—
Operating income	49,930	62,279	(72,730)	39,479
Interest expense	—	—	—	(89,409)
Other income, net	—	—	—	(13,998)
Income taxes	—	—	—	(3,101)
Net earnings	—	—	—	(67,029)
Depreciation and amortization	112,203	104,936	3,743	220,882
Expenditures for property, plant & equipment	45,795	88,318	2,764	136,877
Segment Assets	3,502,467	1,732,247	—	5,234,714
Goodwill	1,052,494	186,515	—	1,239,009

Geographic information for revenues by location of the customer's headquarters, were as follows:

	Revenues
Year Ended June 30,	2022	2021	2020
($000)
North America	$1,771,385	$1,560,254	$1,085,146
Europe	623,157	567,703	437,908
China	614,393	680,479	483,393
Japan	196,512	203,655	183,587
Rest of World	111,169	93,800	190,038
Total	$3,316,616	$3,105,891	$2,380,071

Geographic information for long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows:

	Long-Lived Assets
June 30,	2022	2021
($000)
United States	$902,163	$737,151
Non-United States
China	394,056	402,987
United Kingdom	63,898	60,090
Malaysia	64,807	53,187
Switzerland	40,540	37,121
Sweden	28,030	27,374
Germany	14,521	16,703
Australia	10,478	13,627
Vietnam	16,844	10,246
Philippines	7,375	7,890
Taiwan	7,025	6,532
Korea	4,325	4,595
Hong Kong	1,645	2,104
Other	2,350	1,916
Total Non-United States	$655,894	$644,372
	$1,558,057	$1,381,523

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

The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap decreased to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $27 million is recognized in the Consolidated Balance Sheets within prepaid and other current assets and other assets as of June 30, 2022. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into the Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, the Company entered into an interest rate cap ("the Cap") with an effective date of July 1, 2023. The Cap manages the Company's exposure to interest rate movements on a portion of the Company's floating rate debt. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.85%. Beginning in July 2023, the Company will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $18 million is recognized in the Consolidated Balance Sheets within other assets as of June 30, 2022.
The Cap is designed to mirror the terms of the Company's Credit Agreement as of the effective date, or its direct replacement. The Company designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loans. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the II-VI Convertible Notes based on quoted market prices as of the last trading day prior to June 30, 2022; however, the II-VI Convertible Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the II-VI Convertible Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the II-VI Convertible Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The Company estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to June 30, 2022; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the II-VI Convertible Notes and Senior Notes were as follows at June 30, 2022 ($000):

	Fair Value	Carrying Value
II-VI Convertible Notes	$382,601	$341,162
Senior Notes	$865,527	$982,297
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

The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to sell specified amounts of these foreign currencies expected to be received from its export sales, for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. At June 30, 2022, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for the year ended June 30, 2022 were $27 million, and were included in other expense (income), net in the Consolidated Statements of Earnings (Loss). For the years ended June 30, 2021 and June 30, 2020, the realized losses related to foreign currency forward contracts were not material.
Note 16.        Employee Benefit Plans
Eligible U.S. employees of the Company participate in a profit sharing retirement plan. Contributions accrued for the plan are made at the discretion of the Company’s board of directors and were $2 million, $2 million, and $6 million for the years ended June 30, 2022, 2021 and 2020, respectively.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for years ended June 30, 2022 and 2021 were $2 million and $4 million, respectively. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $4 million and $25 million as of June 30, 2022 and 2021, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $16 million increase and a $2 million increase for the fiscal years ended June 30, 2022 and 2021, respectively. The accumulated benefit obligation was $81 million as of June 30, 2022, compared to $90 million as of June 30, 2021.
Estimated future benefit payments under the Swiss Plan are estimated to be as follows:

Year Ending June 30,
($000)
2023	$6,700
2024	5,300
2025	6,700
2026	8,900
2027	4,600
Next five years	41,200

Note 17.        Other Accrued Liabilities
The components of other accrued liabilities were as follows:

June 30,	2022	2021
($000)
Contract liabilities	$22,960	$13,926
Warranty reserves	17,738	21,868
Accrued interest	38,872	428
Other accrued liabilities	120,260	109,687
	$199,830	$145,909

Note 18.        Commitments and Contingencies
The Company has purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of the Company’s materials and processes, certain contracts may contain liquidated damage provisions for early termination. The Company does not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments based upon historical experience and current expectations. Total future purchase commitments held by II-VI as of June 30, 2022 were $491 million in fiscal 2023 and $213 million thereafter.
Note 19.        Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the fiscal years ended June 30, 2022 or June 30, 2021. As of June 30, 2022, the Company has cumulatively purchased 1,416,587 shares of II-VI common stock pursuant to the Program for approximately $22 million.
Note 20.        Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the years ended June 30, 2022, 2021, and 2020 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2019	$(15,627)	$—	$—	$(8,594)	$(24,221)
Other comprehensive loss before reclassifications	(15,969)	(46,067)	—	(3,528)	(65,564)
Amounts reclassified from AOCI	—	1,982	—	420	2,402
Net current-period other comprehensive loss	(15,969)	(44,085)	—	(3,108)	(63,162)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$—	$(11,702)	$(87,383)
Other comprehensive income (loss) before reclassifications	86,991	(2,687)	—	1,709	86,013
Amounts reclassified from AOCI	—	14,999	—	638	15,637
Net current-period other comprehensive income	86,991	12,312	—	2,347	101,650
AOCI - June 30, 2021	$55,395	$(31,773)	$—	$(9,355)	$14,267
Other comprehensive income (loss) before reclassifications	(89,967)	29,711	14,306	15,300	(30,650)
Amounts reclassified from AOCI	—	13,797	—	419	14,216
Net current-period other comprehensive income (loss)	(89,967)	43,508	14,306	15,719	(16,434)
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)

SCHEDULE II
II-VI INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2022, 2021, AND 2020
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2022:
Allowance for doubtful accounts	$924	$3,292	$—		$(10)	(3)	$4,206
Warranty reserves	$21,868	$7,718	$—		$(11,848)		$17,738
Deferred tax asset valuation allowance	$53,765	$2,157	$(502)	(2)	$—		$55,420

YEAR ENDED JUNE 30, 2021:
Allowance for doubtful accounts	$1,698	$301	$—		$(1,075)	(3)	$924
Warranty reserves	$27,620	$2,134	$—		$(7,886)		$21,868
Deferred tax asset valuation allowance	$54,559	$(2,545)	$1,751	(1)	$—		$53,765

YEAR ENDED JUNE 30, 2020:
Allowance for doubtful accounts	$1,292	$956	$—		$(550)	(3)	$1,698
Warranty reserves	$4,478	$11,507	$37,453		$(25,818)		$27,620
Deferred tax asset valuation allowance	$20,190	$(2,186)	$36,555		$—		$54,559

(1) Related to amounts assumed from the Finisar acquisition.
(2) Primarily related to currency translation adjustments.
(3) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Refer to Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.
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

Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the information set forth under the captions "Election of Directors" and if applicable, "Delinquent Section 16(a) Reports" in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).
Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth in the Company’s Proxy Statement.
Code of Ethics
The Company has adopted its Code of Business Conduct and Ethics for all of its employees. The Code of Business Conduct and Ethics can be found on the Company’s Internet web site at www.ii-vi.com under “Investors Information – Corporate Governance Documents.” The Company will promptly disclose on its web site (i) any amendments or waivers with respect to a director’s or executive officer’s compliance with the Code of Business Conducts and Ethics and (ii) any amendments or waivers with respect to any provision of the Code of Ethics. Any person may also obtain a copy of the Code of Business Conduct and Ethics without charge by submitting their request to the Chief Financial Officer and Treasurer of II-VI Incorporated, 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, or by calling (724) 352-4455.
We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our web site.
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.
Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation in Fiscal Year 2022,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the information set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Independence and Corporate Governance Policies” in the Company’s Proxy Statement.
Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information set forth under the caption “Ratification of the Audit Committee's Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2022 is set forth under Item 8 of this Annual Report on Form 10-K.

Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

Exhibit No.	Description	Location
2.01	Agreement and Plan of Merger, dated as of November 8, 2018, by and among II-VI Incorporated, Mutation Merger Sub Inc. and Finisar Corporation.	Incorporated herein by reference to Exhibit 2.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 9, 2018.
2.02	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	Incorporated herein by reference to Exhibit 2.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 25, 2021.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated.	Incorporated herein by reference to Exhibit 3.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 8, 2011.
3.02	Amended and Restated By-Laws of II-VI Incorporated as amended and restated effective November 19, 2021.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39375) filed on November 24, 2021.
3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020.	Incorporated herein by reference to Exhibit 3.03 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021.	Incorporated herein by reference to Exhibit 3.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on March 31, 2021.
4.01	Indenture, dated as of August 29, 2017, by and between II-IV Incorporated and U.S. Bank, National Association, as Trustee	Incorporated herein by reference to Exhibit 4.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 14, 2017.
4.02	Form of 0.25% Convertible Senior Notes due 2022.	Included in Exhibit 4.01.
4.03	Description of II-VI's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
4.04	Form of 6.00% Series A Mandatory Convertible Preferred Stock Certificate.	Included in Exhibit 3.03.
4.05	Indenture, dated as of December 10, 2021, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee.	Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-39375) filed on December 10, 2021.
4.06	Form of 0.50% Convertible Senior Notes due 2029.	Included in Exhibit 4.05.
4.07	Registration Rights Agreement, dated March 31, 2021, by and between II-VI Incorporated and BCPE Watson (DE) SPV, LP.	Incorporated herein by reference to Exhibit D of the Schedule 13D filed by BCPE Watson (DE) BML, LP on July 11, 2022.

10.01	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39375) filed on July 1, 2022.
10.02	Amended and Restated Employment Agreement, effective January 26, 2020, by and between II-VI Incorporated and Vincent D. Mattera, Jr. *	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on January 30, 2020.

10.03	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	Incorporated herein by reference to Exhibit 10.15 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2018.
10.04	II-VI Incorporated Amended and Restated Employees’ Profit-Sharing Plan and Trust Agreement, as amended (P)	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Registration Statement on Form S-1 (File No. 33-16389).
10.05	Description of Bonus Incentive Plan*	Incorporated herein by reference to Exhibit 10.14 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.06	Description of Discretionary Incentive Plan (now known as the Goal/ Results Incentive Program)*	Incorporated herein by reference to Exhibit 10.27 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2009.
10.07	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)*	Incorporated herein by reference to Exhibit 10.17 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2015.

10.08	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)*	Incorporated herein by reference to Exhibit 10.18 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2015.
10.09	Trust Under the II-VI Incorporated Deferred Compensation Plan*	Incorporated herein by reference is Exhibit 10.13 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 1996.
10.12	II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 5, 2012.
10.13	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan*	Incorporated herein by reference is Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.

10.14	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Registration Statement on Form S-8 (File No. 333-199855) filed on November 4, 2014.
10.15	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.30 to II-VI’s Annual Report on Form 10-K (File No. 000-16195) for the fiscal year ended June 30, 2013.

10.16	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Current Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2015.
10.17	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.

10.18	Form of Restricted Share Award Agreement (3 year) under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.
10.19	Form of Restricted Share Unit Award Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.07 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended September 30, 2016.
10.20	Form of Performance Share Award Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.20 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.

10.21	II-VI Incorporated 2018 Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI’s Current Report on Form 8-K (File No. 000-16195) filed on November 13, 2018.
10.22	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 99.1 to II-VI’s Registration Statement on Form S-8 (File No. 333-249995) filed on November 10, 2020.
10.23	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.01 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.24	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.02 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.25	Form of Restricted Share Unit Settled In Cash Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.03 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.

10.26	Form of Restricted Share Unit Settled In Shares Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.04 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.27	Form of Stock Appreciation Rights Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.05 to II-VI’s Quarterly Report on Form 10-Q (File No. 000-16195) for the quarter ended December 31, 2018.
10.28	Form of Performance Share Award Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan*	Incorporated herein by reference to Exhibit 10.28 to II-VI's Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2020.

10.29	II-VI Incorporated Executive Severance Plan*	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 000-16195) filed on August 22, 2019.
10.30	Form of Participation Agreement for the II-VI Incorporated Executive Severance Plan*	Incorporated herein by reference to Exhibit 10.2 to II-VI's Current Report on Form 8-K (File No. 000-016195) filed on August 22, 2019.
10.31	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled)	Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2021.

10.32	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 001-39375) for the fiscal year ended June 30, 2021.
10.33	Offer Letter, dated January 13, 2022, from II-VI Incorporated to Ronald Basso*	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39375) for the quarter ended March 31, 2022.
10.34	Employment Letter Agreement, dated January 7, 2022, by and between II-VI Incorporated and Mark Sobey*	Filed herewith.
10.35	Coherent, Inc. 2011 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed by Coherent, Inc. (File No. 333-174019) on May 6, 2011.
10.36	Coherent, Inc. 2011 Equity Incentive Plan - Form of Time-Based RSU Agreement.	Incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Coherent, Inc. (File No. 001-33962) for its fiscal year ended October 1, 2011.
10.37	Coherent, Inc. 2011 Equity Incentive Plan - Form of Performance RSU Agreement.	Incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Coherent, Inc. (File No. 001-33962) for its fiscal year ended September 28, 2019.
10.38	Coherent, Inc. 2011 Equity Incentive Plan - Form of Global RSU Agreement.	Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by Coherent, Inc. (File No. 001-33962) for its fiscal year ended September 29, 2018.
10.39	Coherent, Inc. 2011 Equity Incentive Plan - Form of Global Performance RSU Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by Coherent, Inc. (File No. 001-33962) for its fiscal year ended September 28, 2019.
10.40	Coherent, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by Coherent, Inc. (File No. 333-237855) on April 27, 2020.
10.41	Coherent, Inc. Equity Incentive Plan - Form of Global Restricted Stock Unit Agreement.	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Coherent, Inc. (File No. 001-33962) for its quarter ended July 4, 2020.
10.42
Coherent, Inc. Equity Incentive Plan - Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Coherent, Inc. (File No. 001-33962) on August 12, 2020).
Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Coherent, Inc. (File No. 001-33962) for its quarter ended July 4, 2020.
10.43	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	Incorporated herein by reference to Exhibit 10.1 to II-VI's Current Report on Form 8-K (File No. 001-39375) filed on August 23, 2022

21.01	List of Subsidiaries of II-VI Incorporated	Filed herewith.

23.01	Consent of Ernst & Young LLP	Filed herewith.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

II-VI INCORPORATED

Date: August 29, 2022	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 29, 2022	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer and Chairman of the Board
Principal Financial and Accounting Officer:

Date: August 29, 2022	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

Date: August 29, 2022	By:	/s/ Francis J. Kramer
Francis J. Kramer
Chairman Emeritus of the Board

Date: August 29, 2022	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 29, 2022	By:	/s/ Howard H. Xia
Howard H. Xia
Director

Date: August 29, 2022	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director

Date: August 29, 2022	By:	/s/ Enrico Digirolamo
Enrico Digirolamo
Director

Date: August 29, 2022	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 29, 2022	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 29, 2022	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 29, 2022	By:	/s/ Stephen Pagliuca
Stephen Pagliuca
Director
Date: August 29, 2022	By:	/s/ Lisa Neal-Graves
Lisa Neal-Graves
Director
Date: August 29, 2022	By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Director
Date: August 29, 2022	By:	/s/ Sandeep S. Vij
Sandeep S. Vij
Director