Form 10-Q
period 2022-09-30
COHERENT CORP.
filed 2022-11-09
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File Number: 001-39375
________________________________________________________________
COHERENT CORP.
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
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	COHR	Nasdaq Global Select Market
Series A Mandatory Convertible Preferred Stock, no par value	IIVIP	Nasdaq Global Select Market
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 7, 2022, 138,690,024 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2022	June 30, 2022
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$898,501	$2,582,371
Accounts receivable - less allowance for doubtful accounts of $4,506 at September 30, 2022 and $4,206 at June 30, 2022	975,437	700,331
Inventories	1,346,940	902,559
Prepaid and refundable income taxes	23,205	19,585
Prepaid and other current assets	150,547	100,346
Total Current Assets	3,394,630	4,305,192
Property, plant & equipment, net	1,803,646	1,363,195
Goodwill	5,284,591	1,285,759
Other intangible assets, net	2,984,979	635,404
Deferred income taxes	28,451	31,714
Other assets	334,262	223,582
Total Assets	$13,830,559	$7,844,846
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$129,011	$403,212
Accounts payable	479,385	434,917
Accrued compensation and benefits	187,764	172,109
Operating lease current liabilities	38,855	27,574
Accrued income taxes payable	43,578	29,317
Other accrued liabilities	304,491	199,830
Total Current Liabilities	1,183,084	1,266,959
Long-term debt	4,494,282	1,897,214
Deferred income taxes	618,565	77,259
Operating lease liabilities	141,542	110,214
Other liabilities	230,568	109,922
Total Liabilities	6,668,041	3,461,568
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 and 75,000 shares at September 30, 2022 and June 30, 2022, respectively; redemption value - $2,225,658 and $798,181, respectively	2,153,480	766,803
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 2,300,000 shares at September 30, 2022 and June 30, 2022	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 153,089,681 shares at September 30, 2022; 120,923,171 shares at June 30, 2022	3,671,514	2,064,552
Accumulated other comprehensive loss	(101,431)	(2,167)
Retained earnings	1,273,850	1,348,125
	5,289,252	3,855,829
Treasury stock, at cost; 14,802,661 shares at September 30, 2022 and 13,972,758 shares at June 30, 2022	(280,214)	(239,354)
Total Shareholders' Equity	5,009,038	3,616,475
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$13,830,559	$7,844,846
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2022	2021
Revenues	$1,344,570	$795,111

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	900,996	488,487
Internal research and development	121,084	88,966
Selling, general and administrative	280,014	122,608
Interest expense	61,889	12,191
Other expense (income), net	31,605	(7,582)
Total Costs, Expenses, & Other Expense (Income)	1,395,588	704,670

Earnings (Loss) Before Income Taxes	(51,018)	90,441

Income Tax Expense (Benefit)	(12,320)	15,977

Net Earnings (Loss)	$(38,698)	$74,464

Less: Dividends on Preferred Stock	$35,577	$17,082
Net Earnings (Loss) available to the Common Shareholders	$(74,275)	$57,382

Basic Earnings (Loss) Per Share	$(0.56)	$0.54

Diluted Earnings (Loss) Per Share	$(0.56)	$0.50
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended September 30,
	2022	2021
Net earnings (loss)	$(38,698)	$74,464
Other comprehensive income (loss):
Foreign currency translation adjustments	(132,371)	(14,381)
Change in fair value of interest rate swap, net of taxes of $3,452 and $734 for the three months ended September 30, 2022 and 2021, respectively	12,604	2,681
Change in fair value of interest rate cap, net of taxes of $9,258 for the three months ended September 30, 2022	20,464	—
Pension adjustment, net of taxes of $0 for the three months ended September 30, 2022	39	—
Comprehensive income (loss)	$(137,962)	$62,764
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net earnings (loss)	$(38,698)	$74,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	64,669	49,297
Amortization	82,617	20,395
Share-based compensation expense	54,185	23,796
Amortization of discount on convertible debt and debt issuance costs	4,466	2,227
Unrealized gains on foreign currency remeasurements and transactions	(22,273)	(4,882)
Earnings from equity investments	(613)	(687)
Deferred income taxes	(14,479)	10,672
Loss on debt extinguishment	6,835	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(1,326)	(1,821)
Inventories	7,514	(56,260)
Accounts payable	(42,865)	(4,248)
Contract liabilities	44,419	10,790
Income taxes	(8,633)	(6,826)
Accrued compensation and benefits	(44,910)	(56,273)
Other operating net assets (liabilities)	(11,330)	(8,308)
Net cash provided by operating activities	79,577	52,336
Cash Flows from Investing Activities
Additions to property, plant & equipment	(138,990)	(47,565)
Purchases of businesses, net of cash acquired	(5,488,556)	—
Other investing activities	(711)	—
Net cash used in investing activities	(5,628,257)	(47,565)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	850,000	—
Proceeds from borrowings of Term B Facility	2,800,000	—
Proceeds from Revolving Credit Facility	65,000	—
Proceeds from issuance of Series B Preferred Shares	1,400,000	—
Payments on existing debt	(996,429)	(15,513)
Payments on convertible notes	(3,561)	—
Debt issuance costs	(126,516)	—
Equity issuance costs	(42,000)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	7,425	7,481
Payments in satisfaction of employees' minimum tax obligations	(40,885)	(13,017)
Payment of dividends	—	(13,808)
Other financing activities	(292)	(1,109)
Net cash provided by (used in) financing activities	3,912,742	(35,966)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(42,273)	(522)
Net decrease in cash, cash equivalents, and restricted cash	(1,678,211)	(31,717)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,582,371	1,591,892
Cash, Cash Equivalents, and Restricted Cash at End of Period	$904,160	$1,560,175
Cash paid for interest	$45,963	$8,326
Cash paid for income taxes	$14,920	$12,417
Additions to property, plant & equipment included in accounts payable	$71,035	$38,400
See notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash, non-current is included in the condensed consolidated balance sheets under 'Other Assets'. At September 30, 2022, we had $22 million of restricted cash.

	Three Months Ended September 30,
	2022	2021
Cash, cash equivalents, and restricted cash	$898,501	$1,560,175
Restricted cash, non-current	5,659	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$904,160	$1,560,175
See notes to condensed consolidated financial statements.

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent Acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net Loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $9,258	—	—	—	—	20,464	—	—	—	20,464	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $0	—	—	—	—	39	—	—	—	39	—	—
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Dividends	—	—	—	—	—	(17,082)	—	—	(17,082)	—	10,182
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 29, 2022. The condensed consolidated results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2022 was derived from the Company’s audited consolidated financial statements.
The Company is closely monitoring the ongoing impact of the COVID-19 pandemic and related factors on all aspects of our business, including the impact to our employees, suppliers and customers, as well as the impact to our supply chain and the countries and markets in which Coherent operates. In particular, the Company is continuing to focus intensely on mitigating any resulting adverse impacts on our foreign and domestic operations, starting by prioritizing the safety of our employees, suppliers and customers.
We previously classified intangible asset amortization expense within Selling, general and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Earnings (Loss). Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Condensed Consolidated Statements of Earnings (Loss). Prior period amounts have been conformed to the current period presentation, which resulted in an increase to Cost of goods sold and a decrease to SG&A expenses of $10 million for the three months ended September 30, 2021.
Note 2.    Recently Issued Financial Accounting Standards
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of evaluating the impact of the pronouncement.
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification ASC 606, Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. We have adopted this accounting standard as of July 1, 2022. The acquisition of Coherent, Inc. has been accounted for in accordance with ASU 2021-08, as will any future acquisitions. Results of operations for quarterly periods prior to adoption remain unchanged as a result of the adoption of ASU No. 2021-08. Refer to Note 3. Coherent Acquisition for further information.

Note 3.     Coherent Acquisition
On July 1, 2022 (the "Closing Date"), the Company completed its acquisition of Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of legacy Coherent, Inc. (“Legacy Coherent”), par value $0.01 per share (the “Legacy Coherent Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of Coherent's Common Stock.
Following the completion of the Legacy Coherent acquisition, the Company announced a new brand identity, including a corporate name change to Coherent Corp. (Nasdaq: COHR) on September 8, 2022.
On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the "Term A Facility") in an aggregate principal amount of $850 million a new term loan B credit facility (the "Term B Facility") (and, together with the Term A Facility, the “Term Facilities”) in an aggregate principal amount of $2.8 billion, and a new revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $350 million, including a letter of credit sub-facility of up to $50 million. For additional information on the credit facility refer to Note 8. Debt.
In order to complete the funding of the Merger, the Company had a net cash outflow of $2.1 billion on July 1, 2022. The Company recorded $62 million of acquisition related costs in the three months ended September 30, 2022, representing professional and other direct acquisition costs. These costs are recorded within SG&A expense in our Condensed Consolidated Statement of Earnings (Loss). Approximately 23 million shares of Coherent's common stock, no par value ("Coherent Common Stock") in the aggregate were issued in conjunction with the closing of the Merger. Total preliminary Merger consideration was $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Legacy Coherent restricted stock units.
The preliminary total fair value of consideration paid in connection with the acquisition of Coherent, Inc. consisted of the following (in $000):

	Shares	Per Share	Total Consideration
Cash paid for merger consideration	—	—	$5,460,808
Shares of COHR common stock issued to Legacy Coherent stockholders	22,587,885	$49.83	1,125,554
Converted Legacy Coherent RSUs attributable to pre-combination service	—	—	82,037
Payment of Legacy Coherent debt	—	—	364,544
Payment of Legacy Coherent transaction expenses	—	—	62,840
			$7,095,783
The Company allocated the fair value of the preliminary purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess preliminary purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, property, plant & equipment and deferred income taxes.
The purchase price allocation set forth herein is preliminary and will be revised as third party valuations are finalized or additional information becomes available during the measurement period, which could be up to 12 months from the Closing Date. Any such revisions or changes may be material. The Company utilized market available benchmarking analysis to perform the preliminary allocation.

Our preliminary allocation of the purchase price of Legacy Coherent, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

Allocation as of 7/1/2022
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$393,324
Accounts receivable	270,928
Inventories (i)	497,345
Prepaid and refundable income taxes	8,869
Prepaid and other current assets	41,467
Total Current Assets	1,211,933
Property, plant & equipment, net (ii)	424,228
Deferred income taxes	1,115
Other assets	102,726
Other intangible assets, net (iii)	2,425,454
Goodwill	4,005,727
Total Assets	$8,171,183
Liabilities
Current Liabilities
Current portion of long-term debt	$4,504
Accounts payable	116,754
Accrued compensation and benefits	60,596
Operating lease current liabilities	13,002
Accrued income taxes payable	16,936
Other accrued liabilities	136,042
Total Current Liabilities	347,834
Long-term debt	22,991
Deferred income taxes	563,824
Operating lease liabilities	43,313
Other liabilities	97,438
Total Liabilities	$1,075,400

Preliminary aggregate acquisition consideration	$7,095,783
(i) The condensed combined balance sheet has been adjusted to record Legacy Coherent’s inventories at a preliminary fair value of approximately $497 million, an increase of $91 million from the carrying value. The condensed combined statement of earnings (loss) for the three months ended September 30, 2022 has been adjusted to recognize additional cost of goods sold of approximately $45 million related to the increased basis. The additional costs will be amortized over the expected period during which the acquired inventory is sold and are not anticipated to affect the condensed combined statements of earnings (loss) beyond twelve months after the Closing Date.
(ii) The condensed combined balance sheet has been adjusted to record Legacy Coherent’s property, plant and equipment (consisting of land, buildings and improvements, equipment, furniture and fixtures, and leasehold improvements) at a preliminary fair value of approximately $424 million, an increase of $128 million from the carrying value. The condensed combined statements of earnings (loss) have been adjusted to recognize additional depreciation expense related to the increased basis. The additional depreciation expense is computed with the assumption that the various categories of assets will be depreciated over their remaining useful lives on a straight-line basis.

(iii) Preliminary identifiable intangible assets in the unaudited condensed combined financial information consist of the following and are being amortized over their estimated useful lives in the condensed combined statements of earnings (loss) (in $000):

	Preliminary Fair Value	Estimated Useful Life
Trade names and trademarks	$225,654	N/A
Customer relationships	979,324	10 years
Developed technology	1,220,476	8 years
Intangible assets acquired	$2,425,454
Operating results, including goodwill and intangibles, of Legacy Coherent are reflected in the Company’s consolidated financial statements from the Closing Date, within the Lasers segment. Revenues and net loss for the Lasers segment for the three months ended September 30, 2022 were $392 million, and $128 million, respectively. Goodwill in the amount of $4.0 billion arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining Coherent and Legacy Coherent. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.
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
The following supplemental pro forma information presents the combined results of operations for the three months ended September 30, 2022, as if Legacy Coherent had been acquired as of July 1, 2021. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of debt issuance costs related to the Senior Credit Facilities.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in $000):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenue	$1,344,570	$1,186,785
Net Earnings (Loss)	79,770	(202,363)
Note 4.    Revenue from Contracts with Customers
The Company believes that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
As of July 1, 2022, the Company disaggregates revenue into four end markets: industrial, communications, electronics and instrumentation. All prior period market and segment disclosure information has been reclassified to conform to the current reporting structure.
Effective July 1, 2022, the Company updated the operating segments due to the closing of the Merger. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments. See Note 13. Segment Reporting for further details.

The following tables summarize disaggregated revenue for the three months ended September 30, 2022 and 2021 ($000):

	Three Months Ended September 30, 2022
	Networking	Materials	Lasers	Total
Industrial	$18,693	$144,083	$298,241	$461,017
Communications	563,521	21,877	—	585,398
Electronics	3,822	176,622	—	180,444
Instrumentation	10,512	13,062	94,137	117,711
Total Revenues	$596,548	$355,644	$392,378	$1,344,570

	Three Months Ended September 30, 2021
	Networking	Materials	Total
Industrial	$21,729	$154,884	$176,613
Communications	498,632	19,875	518,507
Electronics	2,967	77,020	79,987
Instrumentation	7,685	12,319	20,004
Total Revenues	$531,013	$264,098	$795,111
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the three months ended September 30, 2022, the Company recognized revenue of $6 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2022. The Company had $191 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2022. Contract liabilities acquired from the Merger totaled $77 million. As of September 30, 2022, $108 million of deferred revenue is included other accrued liabilities and $83 million is included within other liabilities on the Condensed Consolidated Balance Sheet.

Note 5.    Inventories
The components of inventories were as follows ($000):

	September 30, 2022	June 30, 2022
Raw materials	$444,010	$318,758
Work in progress	581,752	408,405
Finished goods	321,178	175,396
	$1,346,940	$902,559
During the three months ended September 30, 2022, as part of the Coherent, Inc. acquisition, a fair value inventory step-up in the amount of $91 million was recorded as part of the preliminary purchase price allocation. The inventory step-up will be amortized to cost of goods sold over the expected period during which the acquired inventory is sold. Refer to Note 3. Coherent Acquisition for additional information. These costs are non-recurring in nature and not anticipated to affect the condensed combined statements of earnings (loss) beyond twelve months after the Closing Date.

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2022	June 30, 2022
Land and improvements	$36,271	$19,368
Buildings and improvements	609,839	415,530
Machinery and equipment	1,841,274	1,651,762
Construction in progress	354,341	271,605
Finance lease right-of-use asset	25,000	25,000
	2,866,725	2,383,265
Less accumulated depreciation	(1,063,079)	(1,020,070)
	$1,803,646	$1,363,195
During the three months ended September 30, 2022, as part of the Coherent, Inc. acquisition, a fair value step-up in the amount of $128 million was recorded to property, plant and equipment as part of the preliminary purchase price allocation. The step-up will be amortized over the useful lives of the related assets. Refer to Note 3. Coherent Acquisition for additional information.
Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2022
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,048,743	$237,016	$—	$1,285,759
Transfer between segments[1]	(35,466)	35,466	—	—
Goodwill acquired	—	—	4,005,727	4,005,727
Foreign currency translation	(4,199)	(2,285)	(411)	(6,895)
Balance-end of period	$1,009,078	$270,197	$4,005,316	$5,284,591
1 - Refer to Note 13. Segment Reporting for information regarding the segment transfer of goodwill between segments.
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of September 30, 2022 and June 30, 2022 were as follows ($000):

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,701,446	$(191,158)	$1,510,288	$473,845	$(144,409)	$329,436
Trade Names	248,014	(7,660)	240,354	22,536	(7,454)	15,082
Customer Lists	1,441,510	(207,173)	1,234,337	464,880	(173,994)	290,886
Other	1,557	(1,557)	—	1,563	(1,563)	—
Total	$3,392,527	$(407,548)	$2,984,979	$962,824	$(327,420)	$635,404
Refer to Note 3. Coherent Acquisition for additional information on intangibles acquired in the three months ended September 30, 2022.

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2022	June 30, 2022
New Term A Facility, interest at LIBOR, as defined, plus 2.00%	$850,000	$—
New Revolving Credit Facility, interest at LIBOR, as defined, plus 2.00%	65,000	—
Debt issuance costs, New Term A Facility and New Revolving Credit Facility	(22,251)	—
New Term B Facility, interest at LIBOR, as defined, plus 2.75%	2,800,000	—
Debt issuance costs, New Term B Facility	(76,581)	—
1.30% Term loan due 2024	260	—
1.00% State of Connecticut term loan due 2023	2,426	—
Facility construction loan in Germany due 2030	21,965	—
Existing Term A Facility, interest at LIBOR, as defined, plus 1.375%	—	995,363
Debt issuance costs, Existing Term A Facility and Existing Revolving Credit Facility	—	(18,396)
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(7,526)	(7,703)
0.25% Convertible Senior Notes	—	341,501
Debt issuance costs and discount, 0.25% Convertible Senior Notes	—	(339)

Total debt	4,623,293	2,300,426
Current portion of long-term debt	(129,011)	(403,212)
Long-term debt, less current portion	$4,494,282	$1,897,214
Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of the Term A Facility, with an aggregate principal amount of $850 million, the Term B Facility, with an aggregate principal amount of $2,800 million, and the New Revolving Credit Facility, in an aggregate principal amount of $350 million, including a letter of credit sub-facility of up to $50 million. The New Term A Facility and the Revolving Credit Facility each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The New Term B Facility bears interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense of $50 million in the three months ended September 30, 2022, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
Proceeds of the loans borrowed under the Term Facilities on July 1, 2022, together with other financing sources (including the net proceeds from Coherent's offer and sale of its 5.000% Senior Notes due 2029 (the "Senior Notes") and cash on hand) were used to fund the cash portion of the Merger consideration, the repayment of certain indebtedness (including the repayment in full of all amounts outstanding under the Prior Credit Agreement as defined below), and certain fees and expenses in connection with the Merger and otherwise for general corporate purposes.
The Company capitalized approximately $90 million of debt issuance costs during the three months ended September 30, 2022. These capitalized costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheet. Amortization of debt issuance costs related to the New Term Facilities for the three months ended September 30, 2022 totaled $4 million and is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). As of September 30, 2022, the Company was in compliance with all covenants under the New Term Facilities.
Prior Senior Credit Facilities
Through June 30, 2022, the Company had senior credit facilities (the "Prior Senior Credit Facilities") with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The credit agreement governing the Senior Credit Facilities (the "Prior Credit Agreement") provided for senior secured financing of $2.4 billion in the aggregate, consisting of

(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the "Prior Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Prior Term B Facility” and together with the Prior Term A Facility, the “Prior Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Prior Revolving Credit Facility” and together with the Prior Term Loan Facilities, the “Prior Senior Credit Facilities”).
The Prior Credit Agreement also provided for a letter of credit sub-facility not to exceed $25 million and a swing loan sub-facility initially not to exceed $20 million.
On July 1, 2022, the Company terminated the Prior Credit Agreement and repaid all amounts outstanding thereunder.
Debt extinguishment costs related to the termination of the Prior Credit Agreement of $17 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the three months ended September 30, 2022.
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement, the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance and sale of the Senior Notes, the Bridge Loan Commitment was terminated. During the three months ended September 30, 2022, the Company incurred expenses of $18 million related to the termination of the Bridge Loan Commitment, which is included in other expense (income) in the Condensed Consolidated Statements of Earnings (Loss). There will be no additional expense related to the Bridge Loan Commitment going forward.
Debt Assumed through Acquisition
The Company assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $25 million as of September 30, 2022. The terms loans assumed consisted of the following: (i) 1.3% Term Loan due 2024 (ii) 1.0% State of Connecticut Term Loan due 2023 and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were to be and were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
5.000% Senior Notes due 2029
On December 10, 2021, the Company issued and sold $990 million aggregate principal amount of Senior Notes pursuant to the indenture, dated as of December 10, 2021 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under the Senior Credit Facilities. Interest on the Senior Notes is payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.000% per annum. The Senior Notes will mature on December 15, 2029.
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

The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of September 30, 2022, the Company was in compliance with all covenants under the Indenture.
0.25% Convertible Senior Notes due 2022
In August 2017, the Company issued and sold $345 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2022 (the "Convertible Notes") in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
Beginning on June 1, 2022 until the close of business on the business day immediately preceding September 1, 2022 ( the "Maturity Date") holders were able to convert their Convertible Notes at any time. For the fiscal quarter ended September 30, 2022, the holders of the Coherent Convertible Notes converted $332 million of principal and received approximately 7 million shares of Coherent Common Stock in settlement of the conversions.
On the Maturity Date, $4 million aggregate principal amount of Convertible Notes remained outstanding, and was repaid in cash, and the Convertible Notes are no longer outstanding. At the Maturity Date, the accrued interest on the Coherent Convertible Notes was immaterial. The total interest expense related to the Convertible Notes was immaterial for both the three months ended September 30, 2022 and September 30, 2021.
Aggregate Availability
The Company had aggregate availability of $285 million under its Revolving Credit Facility as of September 30, 2022.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at September 30, 2022 was 24% compared to an effective tax rate of 18% for the same period in 2021. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2022 and June 30, 2022, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $72 million and $37 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $32 million of the gross unrecognized tax benefits at September 30, 2022 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million and $3 million at September 30, 2022 and June 30, 2022, respectively. Fiscal years 2019 to 2022 remain open to examination by the Internal Revenue Service, fiscal years 2018 to 2022 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2022 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in California for the years ended September 30, 2018 through September 30, 2019; Colorado for the years ended September 30, 2018 through September 30, 2021; Minnesota for the years ended September 30, 2018 through September 30, 2021; Vietnam for the years ended September 30, 2018 through September 30, 2021; India for the year ended March 31, 2016; and Germany for the years ended June 30, 2012 through September 30, 2018. The Company believes its income tax reserves for these tax matters are adequate.
Note 10.    Leases
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.
Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases assets are recorded in property, plant and equipment, net, and finance lease liabilities within other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheets. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.

Operating leases are recorded in other assets and operating lease liabilities, current and non-current on the Company’s Condensed Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
The Company’s lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, the Company considers only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. The Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and includes it in the initial measurement of leased assets and corresponding liabilities. The Company’s lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that Coherent will exercise that option.
The Company’s lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Finance lease cost
Amortization of right-of-use assets	$417	$417
Interest on lease liabilities	288	307
Total finance lease cost	705	724
Operating lease cost	12,848	9,134
Sublease income	—	368
Total lease cost	$13,553	$9,490

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$288	$307
Operating cash flows from operating leases	12,679	8,726
Financing cash flows from finance leases	341	306

Weighted-Average Remaining Lease Term (in Years)
Finance leases	9.3	10.3
Operating leases	6.2	7.0

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%
Operating leases	5.3%	5.9%
Note 11.    Equity and Redeemable Preferred Stock
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”).
Unless previously converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert on the Mandatory Conversion Date (as defined in the Statement with Respect to Shares establishing the Mandatory Convertible Preferred Stock) into a number of shares of Coherent Common Stock equal to not more than 4.6512 shares and not less than 3.8760 shares (the "Minimum Conversion Rate"), depending on the applicable market value of the Coherent Common Stock, subject to certain anti-dilution adjustments.

Other than in the event of one of certain fundamental changes, a holder of Mandatory Convertible Preferred Stock may, at any time prior to July 1, 2023, elect to convert such holder's shares, in whole or in part, at a Minimum Conversion Rate per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments.
If one of certain fundamental changes occurs on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of Coherent Common Stock at the conversion rate determined in accordance with the terms of the Mandatory Convertible Preferred Stock during the period beginning on, and including, the effective date of such change and ending on, and including, the date that is 20 calendar days after the effective date of such fundamental change (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change, but in no event later than July 1, 2023). Holders who convert their shares of the Mandatory Convertible Preferred Stock during that period will also receive a dividend make-whole amount and, to the extent there is any, the accumulated dividend amount, in each case as calculated in accordance with the terms of the Mandatory Convertible Preferred Stock.
The Company recognized $7 million of preferred stock dividends for both the three months ended September 30, 2022 and September 30, 2021 associated with the Mandatory Convertible Preferred Stock, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of September 30, 2022.
The following table presents dividends per share and dividends recognized for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Dividends per share	$3.00	$3.00
Mandatory Convertible Preferred Stock dividends ($000)	6,900	6,900
Series B-1 Convertible Preferred Stock
In March 2021, the Company issued 75,000 shares of Series B-1 Convertible Preferred Stock, no par value per share ("Series B-1 Preferred Stock").
The shares of Series B-1 Preferred Stock are convertible into shares of Coherent Common Stock as follows:
•at the election of the holder, at an initial conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”) upon the delivery by Coherent to the holders of the Series B-1 Preferred Stock of an offer to repurchase the Series B-1 Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock as defined below); and
•at the election of the Company, any time following March 31, 2024 at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of Series B-1 Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock and the Series B-2 Preferred Stock as defined below, on an as-converted basis, subject to limited exceptions.
On or at any time after March 31, 2031:
•each holder has the right to require the Company to redeem all of their Coherent Series B-1 Convertible Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”); and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B-1 Preferred Stock outstanding, for cash, at the Redemption Price.

In connection with any Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock), and subject to the procedures set forth in the Statement with Respect to Shares establishing the Series B Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of Series B-1 Preferred Stock then-outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026.
If the Company defaults on a payment obligation with respect to the Series B-1 Preferred Stock and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
The Series B-1 Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Right, and upon a Fundamental Change, and is therefore classified as mezzanine equity.
The Series B-1 Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to Common Shareholders.
Series B-2 Convertible Preferred Stock
On July 1, 2022, the Company issued 140,000 shares of Series B-2 Convertible Preferred Stock, no par value per share ("Series B-2 Preferred Stock" and, together with the Series B-1 Preferred Stock, the "Series B Preferred Stock").
The shares of Series B-2 Preferred Stock are convertible into shares of Coherent Common Stock as follows:
•at the election of the holder the Conversion Price upon the delivery by Coherent to the holders of the Series B-2 Preferred Stock of an offer to repurchase the Coherent Series B-2 Convertible Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock); and
•at the election of the Company, any time following July 1, 2025 at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of Series B-2 Convertible Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock and the Series B-1 Preferred Stock, on an as-converted basis, subject to limited exceptions.
On or at any time after July 1, 2032:
•each holder has the right to require the Company to redeem all of their Series B-2 Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value for such shares (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”); and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B-2 Preferred Stock outstanding, for cash, at the Redemption Price.
In connection with any Fundamental Change, and subject to the procedures set forth in the Statement with Respect to Shares establishing the Series B Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of Series B-2 Preferred Stock then-outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to July 1, 2027, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through July 1, 2027.

If the Company defaults on a payment obligation with respect to the Series B-2 Preferred Stock and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
The Series B-2 Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Right, and upon a Fundamental Change, and is therefore classified as mezzanine equity.
The Series B-2 Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings Available to Common Shareholders.
The Company recognized $29 million and $10 million of preferred stock dividends related to the Series B Preferred Stock for the three months ended September 30, 2022 and September 30, 2021, respectively, which were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of September 30, 2022.
The following table presents dividends per share and dividends recognized for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Dividends per share	$133.38	$135.77
Dividends ($000)	27,477	9,704
Deemed dividends ($000)	1,200	478
Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three months ended September 30, 2022, as the Company was in a net loss position, no dilution was included in the calculation of earnings (loss) per share.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended September 30, 2022, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of outstanding convertible debt, the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended September 30, 2022 and September 30, 2021 ($000):

	Three Months Ended September 30,
	2022	2021
Numerator
Net earnings (loss)	$(38,698)	$74,464
Deduct Series A preferred stock dividends	(6,900)	(6,900)
Deduct Series B dividends and deemed dividends	(28,677)	(10,182)
Basic earnings (loss) available to common shareholders	$(74,275)	$57,382

Effect of dilutive securities:
Add back interest on Convertible Notes (net of tax)	$—	$502
Diluted earnings (loss) available to common shareholders	$(74,275)	$57,884

Denominator
Weighted average shares	133,280	105,761
Effect of dilutive securities:
Common stock equivalents	—	2,758
Convertible Notes	—	7,330
Diluted weighted average common shares	133,280	115,849

Basic earnings (loss) per common share	$(0.56)	$0.54

Diluted earnings (loss) per common share	$(0.56)	$0.50
The following table presents potential shares of Coherent Common Stock excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive for the three months ended September 30, 2022 and September 30, 2021 ($000):

	Three Months Ended September 30,
	2022	2021
Common stock equivalents	1,762	30
Convertible Notes	4,474	—
Series A Mandatory Convertible Preferred Stock	9,604	8,915
Series B Convertible Preferred Stock	25,861	8,993
Total anti-dilutive shares	41,701	17,938

Note 13.    Segment Reporting
The Company reports its business segments using the “management approach” model for segment reporting. This means that the Company determines its reportable business segments based on the way the chief operating decision-maker organizes business segments within the Company for making operating decisions and assessing financial performance.
On July 1, 2022, the Company completed its acquisition of Legacy Coherent. See Note 3. Coherent Acquisition for further information. The operating results of Legacy Coherent are reflected in the Lasers segment.

Effective July 1, 2022 the Company reports its financial results in the following three newly designated segments: (i) Networking, (ii) Materials, and (iii) Lasers. Previously, financial results had been reported in the following two segments: (i) Photonic Solutions, and (ii) Compound Semiconductors. The Networking segment represents the former Photonic Solutions segment and the Materials segment represents the former Compound Semiconductors segment
The Company’s chief operating decision maker receives and reviews financial information based on these three segments. The Company evaluates business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment.
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the Coherent acquisition for the three months ended September 30, 2022 are wholly allocated to the Lasers segment. For the three months ended Sept 30, 2021, the expenses associated with the pending acquisition of Coherent were not allocated to an operating segment, and were presented in Unallocated and Other. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended September 30, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$596,548	$355,644	$392,378	$—	$1,344,570
Inter-segment revenues	18,740	95,054	166	(113,960)	—
Operating income (loss)	90,982	75,335	(123,841)	—	42,476
Interest expense	—	—	—	—	(61,889)
Other income (expense), net	—	—	—	—	(31,605)
Income taxes	—	—	—	—	12,320
Net loss	—	—	—	—	(38,698)
Depreciation and amortization	42,774	26,527	77,985	—	147,286
Expenditures for property, plant & equipment	43,830	74,898	20,262	—	138,990
Segment assets	3,491,637	2,251,544	8,087,378	—	13,830,559
Goodwill	1,009,078	270,197	4,005,316	—	5,284,591

	Three Months Ended September 30, 2021
	Networking	Materials	Unallocated & Other	Total
Revenues	$531,013	$264,098	$—	$795,111
Inter-segment revenues	32,169	62,763	(94,932)	—
Operating income (loss)	59,439	46,778	(11,167)	95,050
Interest expense	—	—	—	(12,191)
Other income (expense), net	—	—	—	7,582
Income taxes	—	—	—	(15,977)
Net earnings	—	—	—	74,464
Depreciation and amortization	41,833	27,859	—	69,692
Expenditures for property, plant & equipment	24,796	22,770	—	47,565

Note 14.    Share-Based Compensation
Stock Award Plans
The Company’s Board of Directors amended and restated the Coherent Corp. 2018 Omnibus Incentive Plan, which was approved by the shareholders at the Annual Meeting in November 2018 (the "Plan"). The Plan was approved by the shareholders at the Annual Meeting in November 2020. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 9,550,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee.
On the Closing Date the Company assumed 403,675 Legacy Coherent restricted stock units ("Converted RSUs"). The Converted RSUs are generally subject to the same terms and conditions that applied to the RSUs immediately prior to the Closing Date. Other than the assumed Converted RSUs, Coherent did not assume any other awards outstanding under Legacy Coherent equity incentive plans. On the Closing Date, Coherent assumed the unused capacity under Legacy Coherent equity incentive plan, which totaled 10,959,354 shares of issuable Coherent Common Stock.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2022	2021
Stock Options and Cash-Based Stock Appreciation Rights	$(441)	$548
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	44,652	17,372
Performance Share Awards and Cash-Based Performance Share Unit Awards	7,089	3,708
	$51,300	$21,628

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

The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap was decreased to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $43 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of September 30, 2022. Changes in fair value are recorded within accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, the Company entered into an interest rate cap ("the Cap") with an effective date of July 1, 2023. The Cap manages the Company's exposure to interest rate movements on a portion of the Company's floating rate debt. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.85%. Beginning in July 2023, the Company will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $44 million is recognized in the Condensed Consolidated Balance Sheet within other assets as of September 30, 2022.
The Cap is designed to mirror the terms of the Credit Agreement as of the effective date, or its direct replacement. The Company designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The Cap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to September 30, 2022; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Convertible Notes and Senior Notes were as followed ($000):

	September 30, 2022		June 30, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Notes	$—	$—	$382,601	$341,162
Senior Notes	$821,324	$982,474	$865,527	$982,297
The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.

The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to transact specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose the Company's earnings, on the revaluation of its aggregate net assets or liabilities in respective currencies, to foreign currency risk. At September 30, 2022, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for the three months ended September 30, 2022 were $23 million, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of Coherent Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended September 30, 2022. As of September 30, 2022, the Company has cumulatively purchased 1,416,587 shares of Coherent Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of September 30, 2022 that may yet be purchased under the Program is approximately $28 million.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2022 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)
Other comprehensive income (loss) before reclassifications	(132,371)	13,884	20,464	39	(97,984)
Amounts reclassified from AOCI	—	(1,280)	—	—	(1,280)
Net current-period other comprehensive income (loss)	(132,371)	12,604	20,464	39	(99,264)
AOCI - September 30, 2022	$(166,943)	$24,339	$34,770	$6,403	$(101,431)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 1 of this quarterly report. Coherent’s MD&A is presented in seven sections:
•Forward-Looking Statements
•Overview
•Acquisition and Background of Coherent, Inc.
•Critical Accounting Estimates
•COVID-19 Update
•Results of Operations
•Liquidity and Capital Resources
Forward-looking statements in Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Part II Item 1A for discussion of these risks and uncertainties).

Forward-Looking Statements
Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “believes,” “plans,” “projects” or similar expressions.
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
Overview
Coherent Corp. (“Coherent”, the “Company,” “we,” “us” or “our”), a global leader in materials, networking and lasers, is a vertically integrated manufacturing company that develops, manufactures and markets engineered materials, optoelectronic components and devices, and lasers for use in industrial materials processing, optical communications, aerospace and defense, consumer electronics, semiconductor capital equipment, medical diagnostics and life sciences, automotive applications, machine tools, consumer goods and medical device manufacturing. Headquartered in Saxonburg, Pennsylvania, Coherent has research and development, manufacturing, sales, service, and distribution facilities worldwide. Coherent produces a wide variety of lasers, along with application-specific photonic and electronic materials and components, and deploys them in various forms, including integrated with advanced software to enable its customers.
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

Acquisition and Background of Coherent, Inc.
The acquisition of Coherent, Inc., (“Legacy Coherent”) one of the world's leading providers of laser and optics-based product solutions, closed on July 1, 2022. For the full fiscal year 2023, Legacy Coherent will be included in the combined company and rebranded as the Lasers Segment. Legacy Coherent’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing and aerospace & defense, as well as instrumentation customers in life science and scientific instrumentation.
Legacy Coherent delivers systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, Legacy Coherent has grown through internal organic expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings.
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." Lasers emit an intense output of light with unique and highly useful properties, of which its near perfect collimation (beam like property) is the most commonly know, as well usually being highly monochromatic at a precise wavelength (color). The name Coherent originates from another key property which is related to the synchronization of the phase of the light oscillations, which is known as Coherence. Therefore, lasers are many orders of magnitude brighter than any other optical source. Lasers also have the ability to be pulsed at almost any repetition rate, even beyond a billion times per second, and are the technology which underpin the global fiber optic communications network, as well as producing the shortest man-made pulses of any technology known.
As a result of their highly collimated beams, the light can be focused to a very small and intense spot or line, useful for applications requiring enough power to modify the target material, with very high precision through processes such as heat treating (annealing), welding or cutting almost any material. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications, where the laser light is essentially a highly precise illumination source. These applications typically operate at lower powers, so as not to alter the physical property of the target material.
Lasers can produce the lasing action in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. Legacy Coherent manufactures all of these laser types, in various options such as continuous wave, pulse duration, output power, and beam dimensions. Each application has its own specific requirements in terms of laser performance.
Legacy Coherent's key laser applications include: semiconductor wafer inspection; manufacturing of advanced printed circuit boards; flat panel display manufacturing; metal cutting and welding, including welding of electric vehicle batteries; manufacturing of medical devices; marking; medical; bio-instrumentation and imaging; and research and development. For example, UV lasers are enabling the continuous move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.
Legacy Coherent's products are manufactured at sites in California, Oregon, Michigan, New Jersey, and Connecticut in the United States; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, China, Singapore, and Malaysia in Asia. In addition, Legacy Coherent uses contract manufacturers in southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.
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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 29, 2022 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Starting in the three months ended September 30, 2022, we assessed business combinations to be one of our critical accounting policies.
Business Combinations. Business combinations are accounted for using the purchase method of accounting. As such, assets acquired, including identified intangible assets, and liabilities assumed are recorded at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective.

New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
COVID-19 Update
Our supply chain continues to be affected by various measures implemented in response to the Covid-19 pandemic. In certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels or on predictable timing. We continue to experience restrictions and delays with logistics and shipping. As a result of these factors, we have increased our inventory of certain items to mitigate these logistical uncertainties. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and have increased collection risks, which may adversely affect our results of operations.
The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance continues to remain uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of new and additional protective public safety measures, and the impact of the pandemic and related factors on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.
For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A. Risk Factors in Part I of the Annual Report on Form 10-K filed on August 29, 2022. Further, to the extent that the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors in Item 1A of the Annual Report on Form 10-K filed on August 29, 2022.
Results of Operations ($ in millions, except per share data)
We previously classified intangible asset amortization expense within Selling, general and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Earnings (Loss). Amortization expense on the developed technology intangible assets is now classified within Cost of goods sold, with amortization expense on customer lists and trade names remaining within SG&A expenses in our Condensed Consolidated Statements of Earnings (Loss). The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2022 and 2021 ($ in millions):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		% of Revenues		% of Revenues
Total revenues	$1,345	100%	$795	100%
Cost of goods sold	901	67	489	61
Gross margin	444	33	307	39
Operating expenses:
Internal research and development	121	9	89	11
Selling, general and administrative	280	21	123	15
Interest and other, net	93	7	5	1
Earnings (loss) before income taxes	(51)	(4)%	90	11
Income taxes	(12)	(1)%	16	2
Net earnings (loss)	$(39)	(3)%	$74	9%

Diluted earnings (loss) per share	$(0.56)		$0.50

Consolidated
Revenues. Revenues for the three months ended September 30, 2022 increased 69% to $1,345 million, compared to $795 million for the same period last fiscal year. The increase in revenue for the three months ended September 30, 2022 is driven by the additional revenue from the Lasers segment. Lasers revenue for the quarter was $392 million, of which 76% was in the industrial end market and 24% in the instrumentation end market.
Organic revenue growth was $157 million, or 20% year-over-year. Networking increased $67 million year-over-year, driven largely by datacom and telecom. Materials contributed an additional $92 million year-over-year, with $103 million growth in the electronics end market due to the introduction of new products and growth in semiconductor capital equipment. The growth was partially offset by softer sales in aerospace and defense in the U.S. and slower sales in industrial China.
Gross margin. Gross margin for the three months ended September 30, 2022 was $444 million, or 33% of total revenues, compared to $307 million, or 39% of total revenues, for the same period last fiscal year, a decrease of 560 basis points. The decrease as a percent of revenue for the three months ended September 30, 2022, was driven by $45 million of additional expense related to the preliminary fair value adjustment on acquired inventory from the acquisition of Legacy Coherent (“Merger”), as well as $38 million of incremental amortization expense related to technology acquired as a result of the Merger.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2022 were $121 million, or 9% of revenues, compared to $89 million, or 11% of revenues, for the same period last fiscal year. The increase for the three months ended September 30, 2022 was driven by an additional $30 million of R&D expenses from the Lasers segment. As a percent of sales, R&D spend decreased 5% in the Materials segment year-over-year due to the launch of new products.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 were $280 million, or 21% of revenues, compared to $123 million, or 15% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three months ended September 30, 2022 compared to the same period last fiscal year was the result of one time-charges related to the Merger, including $39 million in transaction fees and financing, an incremental $11 million in integration and restructuring, incremental amortization expense of $25 million, and a one-time expense of $18 million related to share-based compensation resulting from the Merger.
Interest and other, net. Interest and other, net for the three months ended September 30, 2022 was expense of $93 million, compared to expense of $5 million for the same period last fiscal year. Included in interest and other, net, was interest expense on borrowings, equity losses from unconsolidated investments, foreign currency gains and losses, amortization of debt issuance costs, and interest income on excess cash balances. For the three months ended September 30, 2022, interest and other, net increased by $89 million in comparison to the same period last fiscal year, driven by $35 million incurred in the current year related to financing of the Merger. There was a foreign currency gain of $5 million for the three months ended September 30, 2021 as compared to a foreign currency gain of $3 million for the current three-month period. Interest expense increased $48 million year-over-year due to the new debt assumed in the financing of the Merger.
Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2022 was a benefit of 24%, compared to an effective tax rate of 18% for the same period last fiscal year. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.

Segment Reporting
Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference. Effective July 1, 2022 the Company is reporting its financial results in the following three newly designated segments: (i) Materials, (ii) Networking, and (iii) Lasers. Financial results in prior years had been reported in the following two segments: (i) Compound Semiconductors, and (ii) Photonic Solutions. The Materials segment represents the former Compound Semiconductors segment and the Networking segment represents the former Photonic Solutions segment. The Lasers segment represents the acquisition of Coherent, Inc. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
Networking ($ in millions)

	Three Months Ended September 30,		% Increase
	2022	2021
Revenues	$597	$531	12%
Operating loss	$91	$59	53%
Revenues for the three months ended September 30, 2022 increased 12% to $597 million, compared to $531 million for the same period last fiscal year. The increase in revenue during the three months ended September 30, 2022 was primarily due to increased revenue in the communications market of $65 million year-over-year, driven by increased revenue in both telecom and datacom.
Operating income for the three months ended September 30, 2022 increased 53% to $91 million, compared to operating income of $59 million for the same period last fiscal year. The increase in operating income for the three months ended September 30, 2022 was driven by strong sales, the favorable impact of foreign currency, and the efficient use of the Corporate Center of Excellence, with existing corporate resources leveraged across each of our three segments.
Materials ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2022	2021
Revenues	$356	$264	35%
Operating income	$75	$47	61%
Revenues for the three months ended September 30, 2022 increased 35% to $356 million, compared to revenues of $264 million for the same period last fiscal year. Compared to the three months ended September 30, 2021, Materials contributed an additional $92 million year-over-year, with $100 million growth in the electronics end market due to the introduction of new products and growth in semiconductor capital equipment. The growth was partially offset by softer sales in aerospace and defense in the U.S. and slower sales in industrial China.
Operating income for the three months ended September 30, 2022 increased 61% to $75 million, compared to operating income of $47 million for the same period last fiscal year, primarily driven by strong sales, and the launch of a new product in the Consumer market, thereby reducing R&D expense year-over-year. Further, the Company has efficiently used the Corporate Center of Excellence, with corporate resources leveraged across each of our three segments.

Lasers ($ in millions)

Three Months Ended September 30,
2022
Revenues	$392
Operating loss	$(124)
Revenues for the three months ended September 30, 2022 were $392 million. The revenues from the Lasers segment were split between the Industrial and Instrumentation end markets, at 76% and 24%, respectively.
Operating loss for the three months ended September 30, 2022 was $124 million. The loss was driven by $45 million of amortization of the preliminary fair value step-up on acquired inventory, one-time charges of $39 million for transaction fees and financing, $23 million of integration costs, and $18 million of nonrecurring share based compensation. In addition, $62 million of amortization expense was recorded operating income (loss) related to the preliminary fair value of intangible assets acquired.
Liquidity and Capital Resources
Historically, our primary sources of cash have been from operations, long-term borrowings, and advance funding from customers. Other sources of cash include proceeds from the issuance of equity, proceeds received from the exercises of stock options, and sale of equity investments and businesses. Our historic uses of cash have been for capital expenditures, investment in research and development, business acquisitions, payments of principal and interest on outstanding debt obligations, payments of debt and equity issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of cash (millions):

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$80	$52
Proceeds on long-term borrowings	3,715	—
Net proceeds from equity issuances	1,358	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	7	8
Payment of dividends	—	(14)
Other items	(1)	(1)
Payments on Convertible Debt	(4)	—
Payments in satisfaction of employees' minimum tax obligations	(41)	(13)
Effect of exchange rate changes on cash and cash equivalents and other items	(42)	(1)
Debt issuance costs	(127)	—
Additions to property, plant & equipment	(139)	(48)
Payments on existing debt	(996)	(16)
Purchases of businesses, net of cash acquired	(5,489)	—
Operating activities:
Net cash provided by operating activities was $80 million for the three months ended September 30, 2022 compared to $52 million of net cash provided by operating activities for the same period last fiscal year. The increase in cash flows provided by operating activities during the three months ended September 30, 2022 compared to the same period last fiscal year was primarily due to improved management of working capital accounts; spend on inventory decreased $64 million year-over-year.

Investing activities:
Net cash used by investing activities was $5,628 million for the three months ended September 30, 2022, compared to net cash used of $48 million for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures increased by $91 million year over year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio.
Financing activities:
Net cash provided by financing activities was $3,913 million for the three months ended September 30, 2022, compared to net cash used by financing activities of $36 million for the same period last fiscal year. Cash inflow for the current period was primarily comprised of borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent's Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company's existing senior credit facilities.
Senior Credit Facilities as of June 30, 2022
On July 1, 2022, the amounts outstanding under the Company's prior senior credit facilities were repaid in full using proceeds from the New Term Facilities (defined below).
New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a new term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a new revolving credit facility (the “New Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate principal amount of $350 million, including a letter of credit sub-facility of up to $50 million. The Term A Facility and the Revolving Credit Facility each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings are initially expected to bear interest at LIBOR plus 2.00%. The Term B Facility will bear interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $50 million for the quarter ended September 30, 2022, which is included in interest expense in the Consolidated Statements of Earnings (Loss). The definitive documentation for the Senior Credit Facilities includes customary LIBOR replacement provisions.
As of September 30, 2022, the Company had $65 million outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	September 30, 2022	June 30, 2022
Cash, cash equivalents, and restricted cash	$899	$2,582
Available borrowing capacity under New Revolving Credit Facility	285	450
Total debt obligations	4,623	2,300
On July 1, 2022 the Company utilized $2.1 billion of cash, cash equivalents, and restricted cash as part of the funding required to complete the Coherent acquisition. The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in internal research and development, and internal and external growth objectives at least through fiscal year 2023.
The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2022, the Company held approximately $644 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States.
At September 30, 2022, we had $22 million of restricted cash.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
The Company is exposed to market risks arising from adverse changes in foreign currency exchange rates. In the normal course of business, the Company uses a variety of techniques and derivative financial instruments as part of its overall risk management strategy, which is primarily focused on its exposure in relation to the Chinese Renminbi, Euro, Swiss Franc, Japanese Yen, Singapore Dollar and Korean Won. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risks
As of September 30, 2022, the Company’s total borrowings include variable rate borrowings, which expose the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $12 million for the three months ended September 30, 2022.
On February 23, 2022, the Company entered into an interest rate cap (the "Cap"), with an effective date of July 1, 2023. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the three months ended September 30, 2022.
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
Changes in Internal Control over Financial Reporting
In July 2022, we completed the acquisition of Legacy Coherent. We are in the process of integrating Legacy Coherent into our systems and control environment as of September 30, 2022. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Legacy Coherent’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the entire period from July 1, 2022 to September 30, 2022 and represented 58% of the Company’s consolidated total assets as of September 30, 2022 and 29% of the Company’s consolidated total revenues for the three months ended September 30, 2022.

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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    EXHIBITS

		Incorporated by reference herein
Exhibit Numbers		Form	Exhibit No.	Filing Date	File No.
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated.	8-K	3.01	November 8, 2011	000-16195
3.02	Amended and Restated Bylaws, effective September 8, 2022.	8-K	3.02	September 8, 2022	001-39375
3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020.	10-K	3.03	June 30, 2020	001-39375
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021.	8-K	3.04	March 31, 2021	001-39375
3.05	Articles of Amendment, effective September 8, 2022.	8-K	3.05	September 8, 2022	001-38375
10.01	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.01	July 1, 2022	001-39375
10.02	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	8-K	10.02	August 23, 2023	001-39375
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32.01*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*
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
* Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coherent Corp.
(Registrant)

Date: November 9, 2022	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: November 9, 2022	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer