Form 10-Q
period 2022-12-31
COHERENT CORP.
filed 2023-02-08
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At February 6, 2023, 138,962,661 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	December 31, 2022	June 30, 2022
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$913,286	$2,582,371
Accounts receivable - less allowance for doubtful accounts of $7,843 at December 31, 2022 and $4,206 at June 30, 2022	956,674	700,331
Inventories	1,367,375	902,559
Prepaid and refundable income taxes	25,266	19,585
Prepaid and other current assets	153,799	100,346
Total Current Assets	3,416,400	4,305,192
Property, plant & equipment, net	1,875,558	1,363,195
Goodwill	4,426,841	1,285,759
Other intangible assets, net	4,028,533	635,404
Deferred income taxes	30,860	31,714
Other assets	330,702	223,582
Total Assets	$14,108,894	$7,844,846
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$74,927	$403,212
Accounts payable	428,959	434,917
Accrued compensation and benefits	208,474	172,109
Operating lease current liabilities	39,101	27,574
Accrued income taxes payable	75,424	29,317
Other accrued liabilities	306,031	199,830
Total Current Liabilities	1,132,916	1,266,959
Long-term debt	4,422,817	1,897,214
Deferred income taxes	825,904	77,259
Operating lease liabilities	146,537	110,214
Other liabilities	219,459	109,922
Total Liabilities	6,747,633	3,461,568
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 and 75,000 shares at December 31, 2022 and June 30, 2022, respectively; redemption value - $2,253,479 and $798,181, respectively	2,182,471	766,803
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 2,300,000 shares at December 31, 2022 and June 30, 2022	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 153,869,047 shares at December 31, 2022; 120,923,171 shares at June 30, 2022	3,704,259	2,064,552
Accumulated other comprehensive income (loss)	126,130	(2,167)
Retained earnings	1,192,847	1,348,125
	5,468,555	3,855,829
Treasury stock, at cost; 15,067,831 shares at December 31, 2022 and 13,972,758 shares at June 30, 2022	(289,765)	(239,354)
Total Shareholders' Equity	5,178,790	3,616,475
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$14,108,894	$7,844,846
See notes to condensed consolidated financial statements.

Table of Contents`
Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2022	2021
Revenues	$1,370,285	$806,819

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	959,097	495,652
Internal research and development	128,791	95,328
Selling, general and administrative	274,151	117,617
Interest expense	70,904	17,062
Other expense (income), net	3,696	1,806
Total Costs, Expenses, & Other Expense (Income)	1,436,639	727,465

Earnings (Loss) Before Income Taxes	(66,354)	79,354

Income Tax Expense (Benefit)	(21,282)	11,697

Net Earnings (Loss)	$(45,072)	$67,657

Less: Dividends on Preferred Stock	$35,889	$16,703
Net Earnings (Loss) available to the Common Shareholders	$(80,961)	$50,954

Basic Earnings (Loss) Per Share	$(0.58)	$0.48

Diluted Earnings (Loss) Per Share	$(0.58)	$0.44
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2022	2021
Revenues	$2,714,855	$1,601,930

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,860,093	984,139
Internal research and development	249,875	184,294
Selling, general and administrative	554,165	240,225
Interest expense	132,793	29,253
Other expense (income), net	35,301	(5,776)
Total Costs, Expenses, & Other Expense (Income)	2,832,227	1,432,135

Earnings (Loss) Before Income Taxes	(117,372)	169,795

Income Tax Expense (Benefit)	(33,602)	27,674

Net Earnings (Loss)	$(83,770)	$142,121

Less: Dividends on Preferred Stock	$71,466	$33,785
Net Earnings (Loss) available to the Common Shareholders	$(155,236)	$108,336

Basic Earnings (Loss) Per Share	$(1.14)	$1.02

Diluted Earnings (Loss) Per Share	$(1.14)	$0.94
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net earnings (loss)	$(45,072)	$67,657	$(83,770)	$142,121
Other comprehensive income (loss):
Foreign currency translation adjustments	232,035	2,593	99,664	(11,788)
Change in fair value of interest rate swap, net of taxes of $(92) and $3,360 for the three and six months ended December 31, 2022, respectively, and $2,714 and $3,448 for the three and six months ended December 31, 2021, respectively	(334)	9,910	12,270	12,591
Change in fair value of interest rate cap, net of taxes of $(1,208) and $4,232 for the three and six months ended December 31, 2022, respectively, and $0 for the three and six months ended December 31, 2021	(4,543)	—	15,921	—
Pension adjustment, net of taxes of $0 for the three and six months ended December 31, 2022, and $0 for the three and six months ended December 31, 2021	403	—	442	—
Comprehensive income (loss)	$182,489	$80,160	$44,527	$142,924
See notes to condensed consolidated financial statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings (loss)	$(83,770)	$142,121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	129,227	100,392
Amortization	187,968	40,327
Share-based compensation expense	88,952	40,709
Amortization of discount on convertible debt and debt issuance costs	8,276	4,557
Unrealized losses (gains) on foreign currency remeasurements and transactions	3,988	(1,880)
Loss from equity investments	(740)	(1,393)
Deferred income taxes	(86,232)	3,218
Loss on debt extinguishment	6,835	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	12,647	55,548
Inventories	96,084	(123,748)
Accounts payable	(82,042)	12,752
Contract liabilities	12,078	25,096
Income taxes	24,098	2,598
Accrued compensation and benefits	(24,231)	(35,288)
Other operating net assets (liabilities)	6,930	(24,924)
Net cash provided by operating activities	300,068	240,085
Cash Flows from Investing Activities
Additions to property, plant & equipment	(245,854)	(101,689)
Purchases of businesses, net of cash acquired	(5,488,556)	—
Other investing activities	(2,261)	—
Net cash used in investing activities	(5,736,671)	(101,689)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	850,000	—
Proceeds from borrowings of Term B Facility	2,800,000	—
Proceeds from borrowings of Revolving Credit Facility	65,000	—
Proceeds from issuance of Series B Preferred Shares	1,400,000	—
Proceeds from issuance of Senior Notes	—	990,000
Payments on Finisar Notes	—	(14,888)
Payments on existing debt	(1,065,217)	(31,025)
Payments on convertible notes	(3,561)	—
Payments on borrowings under Revolving Credit Facility	(65,000)	—
Debt issuance costs	(126,516)	(5,639)
Equity issuance costs	(42,000)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	7,749	8,370
Payments in satisfaction of employees' minimum tax obligations	(50,516)	(13,823)
Payment of dividends	(13,800)	(20,708)
Other financing activities	(582)	(1,415)
Net cash provided by financing activities	3,755,557	910,872
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,769	8,556
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,664,277)	1,057,824
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,582,371	1,591,892
Cash, Cash Equivalents, and Restricted Cash at End of Period	$918,094	$2,649,716
Cash paid for interest	$127,039	$16,104
Cash paid for income taxes	$31,853	$22,933
Additions to property, plant & equipment included in accounts payable	$47,060	$64,098
See notes to condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows. Restricted cash, non-current is included in the condensed consolidated balance sheets under 'Other Assets'. At December 31, 2022, we had $21 million of restricted cash.

	Six Months Ended December 31,
	2022	2021
Cash, cash equivalents, and restricted cash	$913,286	$2,649,716
Restricted cash, non-current	4,808	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$918,094	$2,649,716
See notes to condensed consolidated financial statements.

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent Acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net Loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $5,440	—	—	—	—	20,464	—	—	—	20,464	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $0	—	—	—	—	39	—	—	—	39	—	—
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480
Share-based and deferred compensation activities	779	32,745	—	—	—	—	(266)	(9,551)	23,194	—	—
Net Loss	—	—	—	—	—	(45,072)	—	—	(45,072)	—	—
Foreign currency translation adjustments	—	—	—	—	232,035	—	—	—	232,035	—	—
Change in fair value of interest rate swap, net of taxes of $(92)	—	—	—	—	(334)	—	—	—	(334)	—	—
Change in fair value of interest rate cap, net of taxes of $(1,208)	—	—	—	—	(4,543)	—	—	—	(4,543)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	403	—	—	—	403	—	—
Dividends	—	—	—	—	—	(35,931)	—	—	(35,931)	—	28,992
Balance - December 31, 2022	153,869	$3,704,259	2,300	$445,319	$126,130	$1,192,847	(15,069)	$(289,765)	$5,178,790	215	$2,182,471

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Dividends	—	—	—	—	—	(2,082)	—	—	(2,082)	—	10,182
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360
Share-based and deferred compensation activities	82	16,854	—	—	—	—	(13)	(806)	16,048	—	—
Net Earnings	—	—	—	—	—	67,657	—	—	67,657	—	—
Foreign currency translation adjustments	—	—	—	—	2,593	—	—	—	2,593	—	—
Change in fair value of interest rate swap, net of taxes of $2,714	—	—	—	—	9,910	—	—	—	9,910	—	—
Pension adjustment, net of taxes	—	—	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(16,807)	—	—	(16,807)	—	9,803
Balance - December 31, 2021	120,053	$2,019,306	2,300	$445,319	$15,070	$1,289,925	$(13,853)	$(232,207)	$3,537,413	75	$746,163

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 29, 2022. The condensed consolidated results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2022 was derived from the Company’s audited consolidated financial statements.
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
Note 2.    Recently Issued Financial Accounting Standards
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is in the process of evaluating the impact of the pronouncement on its consolidated financial statements relative to our floating rate debt, our interest rate swap and our interest rate cap.
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
Note 3.     Coherent Acquisition
On July 1, 2022 (the “Closing Date”), the Company completed its acquisition of Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of legacy Coherent, Inc. (“Legacy Coherent”), par value $0.01 per share (the “Legacy Coherent Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of Coherent's common stock, no par value (“Coherent Common Stock”).
Following the completion of the Legacy Coherent acquisition, the Company announced a new brand identity, including a corporate name change to Coherent Corp. (Nasdaq: COHR) on September 8, 2022.

On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the “Term A Facility”) in an aggregate principal amount of $850 million a new term loan B credit facility (the “Term B Facility”) (and, together with the Term A Facility, the “Term Facilities”) in an aggregate principal amount of $2.8 billion, and a new revolving credit facility (the “Revolving Credit Facility”) in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. For additional information on the credit facility refer to Note 8. Debt.
In order to complete the funding of the Merger, the Company had a net cash outflow of $2.1 billion on July 1, 2022. The Company recorded $10 million and $72 million of acquisition related costs in the three and six months ended December 31, 2022, respectively, representing professional and other direct acquisition costs. These costs are recorded within Selling, general and administrative expense in our Condensed Consolidated Statement of Earnings (Loss). Approximately 23 million shares of Coherent Common Stock in the aggregate were issued in conjunction with the closing of the Merger. Total preliminary Merger consideration was $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Legacy Coherent restricted stock units.
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
			$7,095,783
The Company allocated the fair value of the preliminary purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess preliminary purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, inventories, property, plant & equipment and deferred income taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired business, including among other things, the forecasted revenue growth attributable to the asset group and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the Company and Legacy Coherent. The Company’s intangible assets are comprised of trade names and trademarks, customer relationships, developed technology and backlog. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.
The purchase price allocation set forth is preliminary and will be revised as third party valuations are finalized or additional information becomes available during the measurement period, which could be up to 12 months from the Closing Date. Any such revisions or changes may be material. We expect to finalize pushdown accounting as soon as practicable, but no later than twelve months from the Closing Date.

Our preliminary allocation of the purchase price of Legacy Coherent, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

	Preliminary Allocation as of 7/1/2022
	Previously Reported September 30, 2022	Measurement Period Adjustments (i)	As Adjusted (preliminary)
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$393,324	$—	$393,324
Accounts receivable	270,928	—	270,928
Inventories (ii)	497,345	66,581	563,926
Prepaid and refundable income taxes (iii)	8,869	(1,592)	7,277
Prepaid and other current assets	41,467	—	41,467
Total Current Assets	1,211,933	64,989	1,276,922
Property, plant & equipment, net (iv)	424,228	16,704	440,932
Deferred income taxes (iii)	1,115	(793)	322
Other assets	102,726	—	102,726
Other intangible assets, net (v)	2,425,454	1,079,546	3,505,000
Goodwill	4,005,727	(910,633)	3,095,094
Total Assets	$8,171,183	$249,813	$8,420,996
Liabilities
Current Liabilities
Current portion of long-term debt	$4,504	$—	$4,504
Accounts payable	116,754	—	116,754
Accrued compensation and benefits	60,596	—	60,596
Operating lease current liabilities	13,002	—	13,002
Accrued income taxes payable	16,936	—	16,936
Other accrued liabilities (vi)	136,042	702	136,744
Total Current Liabilities	347,834	702	348,536
Long-term debt	22,991	—	22,991
Deferred income taxes (iii)	563,824	249,674	813,498
Operating lease liabilities	43,313	—	43,313
Other liabilities (vi)	97,438	(563)	96,875
Total Liabilities	$1,075,400	$249,813	$1,325,213

Preliminary aggregate acquisition consideration	$7,095,783	$—	$7,095,783
(i) The Company recorded measurement period adjustments to its preliminary acquisition date fair values due to the refinement of its valuation models, assumptions and inputs. The following measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.
(ii) The condensed combined balance sheet has been adjusted to record Legacy Coherent’s inventories at a preliminary fair value of approximately $564 million, an increase of $67 million from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. The Condensed Combined Statement of Earnings (Loss) for the three and six months ended December 31, 2022 includes cost of goods sold of approximately $112 million and $158 million, respectively, related to the increased basis in the preliminary fair value compared to the carrying value. The $112 million cost of goods sold recognized in the three months ended December 31, 2022 includes an increase of $33 million due to the measurement period adjustment which relates to a previous reporting period. The costs are being amortized over the expected period during which the acquired inventory is sold, the six months ended December 31, 2022, and thus are not anticipated to affect the Condensed Consolidated Statements of Earnings (Loss) beyond twelve months after the Closing Date.

(iii) The Company has adjusted its prepaid and refundable income taxes, deferred tax asset and deferred tax liability positions as of December 31, 2022, to $7 million, $0 million and $813 million, respectively, as a result of measurement period adjustments.
(iv) The Condensed Consolidated Balance Sheet has been adjusted to record Legacy Coherent’s property, plant and equipment (consisting of land, buildings and improvements, equipment, furniture and fixtures, and leasehold improvements) at a preliminary fair value of approximately $441 million, an increase of $17 million from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. The Condensed Consolidated Statements of Earnings (Loss) have been adjusted to recognize additional depreciation expense related to the increased basis. The additional depreciation expense is computed with the assumption that the various categories of assets will be depreciated over their remaining useful lives on a straight-line basis.
(v) Preliminary identifiable intangible assets in the condensed combined balance sheet increased $1.1 billion from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. Intangibles amortization recorded in cost of goods sold for the three and six months ended December 31, 2022 was $6 million and $43 million, respectively, and included a reduction in the current quarter of $16 million due to the measurement period adjustment which relates to a previous reporting period. Intangibles amortization recorded in selling, general and administrative expenses for the three and six months ended December 31, 2022 was $80 million and $105 million, respectively, and included an increase in the current quarter of $27 million due to the measurement period adjustment which relates to a previous reporting period.
Preliminary identifiable intangible assets consist of the following and are being amortized over their estimated useful lives in the Condensed Consolidated Statements of Earnings (Loss) (in $000):

	Preliminary Fair Value	Estimated Useful Life
Trade names and trademarks	$430,000	N/A
Customer relationships	1,830,000	15 years
Developed technology	1,157,500	13.5 years
Backlog	87,500	1.0 year
Intangible assets acquired	$3,505,000
(vi) The Company recorded approximately $1 million of increases in other current liabilities and $1 million of decreases in other liabilities as measurement period adjustments.
Operating results, including goodwill and intangibles, of Legacy Coherent are reflected in the Company’s consolidated financial statements from the Closing Date, within the Lasers segment. Revenues and net loss for the Lasers segment for the three months ended December 31, 2022 were $379 million and $171 million, respectively. Revenues and net loss for the Lasers segment for the six months ended December 31, 2022 were $772 million and $299 million, respectively. Goodwill in the amount of $3.1 billion arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining Coherent and Legacy Coherent. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.
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
The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 31, 2022 and December 31, 2021, as if Legacy Coherent had been acquired as of July 1, 2021. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of debt issuance costs related to the Senior Credit Facilities (as defined in Note 8. Debt).

The unaudited supplemental pro forma financial information for the periods presented is as follows (in $000):

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Revenue	$1,370,285	$1,191,326
Net Earnings (Loss)	101,349	(65,115)

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Revenue	$2,714,855	$2,378,111
Net Earnings (Loss)	211,420	(241,375)
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
The following tables summarize disaggregated revenue for the three and six months ended December 31, 2022 and 2021 ($000):

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$15,926	$149,454	$284,851	$450,231	34,619	293,537	583,092	911,248
Communications	579,393	20,662	—	600,055	1,142,914	42,539	—	1,185,453
Electronics	3,003	196,952	—	199,955	6,825	373,574	—	380,399
Instrumentation	10,358	15,328	94,358	120,044	20,870	28,390	188,495	237,755
Total Revenues	$608,680	$382,396	$379,209	$1,370,285	$1,205,228	$738,040	$771,587	$2,714,855

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Networking	Materials	Total	Networking	Materials	Total
Industrial	$19,996	$166,864	$186,860	41,725	321,748	363,473
Communications	483,640	23,562	507,202	982,271	43,437	1,025,708
Electronics	3,360	83,423	86,783	6,328	160,443	166,771
Instrumentation	9,545	16,429	25,974	17,230	28,748	45,978
Total Revenues	$516,541	$290,278	$806,819	$1,047,554	$554,376	$1,601,930

Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed. During the six months ended December 31, 2022, the Company recognized revenue of $9 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2022. The Company had $181 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of December 31, 2022. Contract liabilities acquired from the Merger totaled $77 million. As of December 31, 2022, $114 million of deferred revenue is included other accrued liabilities and $67 million is included within other liabilities on the Condensed Consolidated Balance Sheet.
Note 5.    Inventories
The components of inventories were as follows ($000):

	December 31, 2022	June 30, 2022
Raw materials	$486,649	$318,758
Work in progress	608,777	408,405
Finished goods	271,949	175,396
	$1,367,375	$902,559
During the six months ended December 31, 2022, as part of the Merger, a fair value inventory step-up in the amount of $158 million was recorded as part of the preliminary purchase price allocation. The inventory step-up will be amortized to cost of goods sold over the expected period during which the acquired inventory is sold. Refer to Note 3. Coherent Acquisition for additional information. These costs are non-recurring in nature and not anticipated to affect the condensed combined statements of earnings (loss) beyond twelve months after the Closing Date.
Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2022	June 30, 2022
Land and improvements	$73,887	$19,368
Buildings and improvements	646,228	415,530
Machinery and equipment	1,960,765	1,651,762
Construction in progress	315,965	271,605
Finance lease right-of-use asset	24,999	25,000
	3,021,844	2,383,265
Less accumulated depreciation	(1,146,286)	(1,020,070)
	$1,875,558	$1,363,195
During the six months ended December 31, 2022, as part of the Merger, a fair value step-up in the amount of $145 million was recorded to property, plant and equipment as part of the preliminary purchase price allocation. The step-up will be amortized over the useful lives of the related assets. Refer to Note 3. Coherent Acquisition for additional information.

Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2022
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,048,743	$237,016	$—	$1,285,759
Transfer between segments[1]	(35,466)	35,466	—	—
Goodwill acquired	—	—	3,095,094	3,095,094
Foreign currency translation	(1,633)	786	46,835	45,988
Balance-end of period	$1,011,644	$273,268	$3,141,929	$4,426,841
1 Refer to Note 13. Segment Reporting for information regarding the segment transfer of goodwill between segments.
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2022 and June 30, 2022 were as follows ($000):

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,658,893	$(206,723)	$1,452,170	$473,845	$(144,409)	$329,436
Trade Names	452,419	(7,866)	444,553	22,536	(7,454)	15,082
Customer Lists	2,341,807	(255,047)	2,086,760	464,880	(173,994)	290,886
Backlog and Other	90,366	(45,316)	45,050	1,563	(1,563)	—
Total	$4,543,485	$(514,952)	$4,028,533	$962,824	$(327,420)	$635,404
Refer to Note 3. Coherent Acquisition for additional information on intangibles acquired in the six months ended December 31, 2022.

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2022	June 30, 2022
New Term A Facility, interest at LIBOR, as defined, plus 2.00%	$839,375	$—
Debt issuance costs, New Term A Facility and New Revolving Credit Facility	(20,453)	—
New Term B Facility, interest at LIBOR, as defined, plus 2.75%	2,743,000	—
Debt issuance costs, New Term B Facility	(72,802)	—
1.30% Term loan due 2024	163	—
1.00% State of Connecticut term loan due 2023	2,336	—
Facility construction loan in Germany due 2030	23,433	—
Existing Term A Facility, interest at LIBOR, as defined, plus 1.375%	—	995,363
Debt issuance costs, Existing Term A Facility and Existing Revolving Credit Facility	—	(18,396)
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(7,308)	(7,703)
0.25% Convertible Senior Notes	—	341,501
Debt issuance costs and discount, 0.25% Convertible Senior Notes	—	(339)

Total debt	4,497,744	2,300,426
Current portion of long-term debt	(74,927)	(403,212)
Long-term debt, less current portion	$4,422,817	$1,897,214
Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (“the Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (“the Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. The Term A Facility and the Revolving Credit Facility each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at LIBOR plus 2.00% as of December 31, 2022. The Term B Facility bears interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs, of $61 million and $114 million in the three and six months ended December 31, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
Proceeds of the loans borrowed under the Term Facilities on July 1, 2022, together with other financing sources (including the net proceeds from Coherent's offer and sale of its 5.000% Senior Notes due 2029 (the “Senior Notes”) and cash on hand) were used to fund the cash portion of the Merger consideration, the repayment of certain indebtedness (including the repayment in full of all amounts outstanding under the Prior Credit Agreement as defined below), and certain fees and expenses in connection with the Merger and otherwise for general corporate purposes.
The Company capitalized approximately $90 million of debt issuance costs during the six months ended December 31, 2022. These capitalized costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheet. Amortization of debt issuance costs related to the New Term Facilities for the three and six months ended December 31, 2022 totaled $5 million and $9 million, respectively, and is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). As of December 31, 2022, the Company was in compliance with all covenants under the New Term Facilities.
Prior Senior Credit Facilities
Through June 30, 2022, the Company had senior credit facilities (the “Prior Senior Credit Facilities”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

The credit agreement governing the Senior Credit Facilities (the “Prior Credit Agreement”) provided for senior secured financing of $2.4 billion in the aggregate, consisting of
(i)Aggregate principal amount of $1,255 million for a five-year senior secured first-lien term A loan facility (the “Prior Term A Facility”),
(ii)Aggregate principal amount of $720 million for a seven-year senior secured term B loan facility (the “Prior Term B Facility” and together with the Prior Term A Facility, the “Prior Term Loan Facilities”), which was repaid in full during the quarter ended September 30, 2020, and
(iii)Aggregate principal amount of $450 million for a five-year senior secured first-lien revolving credit facility (the “Prior Revolving Credit Facility” and together with the Prior Term Loan Facilities, the “Prior Senior Credit Facilities”).
The Prior Credit Agreement also provided for a letter of credit sub-facility not to exceed $25 million and a swing loan sub-facility initially not to exceed $20 million.
On July 1, 2022, the Company terminated the Prior Credit Agreement and repaid all amounts outstanding thereunder, of which $62 million was recorded as current portion of long-term debt and $933 million was recorded as long-term debt at June 30, 2022.
Debt extinguishment costs related to the termination of the Prior Credit Agreement of $17 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the six months ended December 31, 2022.
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement, the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance and sale of the Senior Notes, the Bridge Loan Commitment was terminated. During the six months ended December 31, 2022, the Company incurred expenses of $18 million, respectively, related to the termination of the Bridge Loan Commitment, which is included in other expense (income) in the Condensed Consolidated Statements of Earnings (Loss). There will be no additional expense related to the Bridge Loan Commitment going forward.
Debt Assumed through Acquisition
The Company assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $26 million as of December 31, 2022. The terms loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023, and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $25 million in the three and six months ended December 31, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of December 31, 2022, the Company was in compliance with all covenants under the Indenture.
0.25% Convertible Senior Notes due 2022
In August 2017, the Company issued and sold $345 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2022 (the “Convertible Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.
Beginning on June 1, 2022 until the close of business on the business day immediately preceding September 1, 2022 (the “Maturity Date”), holders were able to convert their Convertible Notes at any time. For the fiscal quarter ended September 30, 2022, the holders of the Convertible Notes converted $332 million of principal, which was recorded as current portion of long-term debt at June 30, 2022, and received approximately 7 million shares of Coherent Common Stock in settlement of the conversions.
On the Maturity Date, $4 million aggregate principal amount of Convertible Notes remained outstanding, and was repaid in cash, and the Convertible Notes are no longer outstanding. At the Maturity Date, the accrued interest on the Coherent Convertible Notes was immaterial. The total interest expense related to the Convertible Notes was immaterial for both the three and six months ended December 31, 2022 and December 31, 2021.
Aggregate Availability
The Company had aggregate availability of $350 million under its Revolving Credit Facility as of December 31, 2022.
Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at December 31, 2022 was 29% compared to an effective tax rate of 16% for the same period in 2021. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022 and June 30, 2022, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $71 million and $37 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $32 million of the gross unrecognized tax benefits at December 31, 2022 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million and $3 million at December 31, 2022 and June 30, 2022, respectively. Fiscal years 2019 to 2022 remain open to examination by the Internal Revenue Service, fiscal years 2018 to 2022 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2022 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in California for the years ended September 30, 2018 through September 30, 2019; Colorado for the years ended September 30, 2018 through September 30, 2021; Vietnam for the years ended September 30, 2018 through September 30, 2021; India for the year ended March 31, 2016; Singapore for the year ended September 30, 2020; and Germany for the years ended June 30, 2012 through September 30, 2020. The Company believes its income tax reserves for these tax matters are adequate.
Note 10.    Leases
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.
Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance lease assets are recorded in property, plant and equipment, net, and finance lease liabilities within other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheets. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Finance lease cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	284	572
Total finance lease cost	701	1,405
Operating lease cost	13,045	26,311
Total lease cost	$13,746	$27,716

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$284	$572
Operating cash flows from operating leases	12,354	25,052
Financing cash flows from finance leases	346	688

Weighted-Average Remaining Lease Term (in Years)
Finance leases	9.0
Operating leases	6.8

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	5.3%

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Finance Lease Cost
Amortization of right-of-use assets	$418	$838
Interest on lease liabilities	302	609
Total finance lease cost	$720	$1,447
Operating lease cost	9,176	18,395
Sublease income	143	507
Total lease cost	$9,753	$19,335

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$302	$609
Operating cash flows from operating leases	8,850	17,665
Financing cash flows from finance leases	312	622
Note 11.    Equity and Redeemable Preferred Stock
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of 6.00% Series A Mandatory Convertible Preferred, no par value per share (“Mandatory Convertible Preferred Stock”).
Unless previously converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert on the Mandatory Conversion Date (as defined in the Statement with Respect to Shares establishing the Mandatory Convertible Preferred Stock) into a number of shares of Coherent Common Stock equal to not more than 4.6512 shares and not less than 3.8760 shares (the “Minimum Conversion Rate”), depending on the applicable market value of the Coherent Common Stock, subject to certain anti-dilution adjustments.

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
The Company recognized $7 million and $14 million of preferred stock dividends for the three and six months ended December 31, 2022, respectively, associated with the Mandatory Convertible Preferred Stock. The Company recognized $7 million and $14 million of preferred stock dividends for the three and six months ended December 31, 2021, respectively, associated with the Mandatory Convertible Preferred Stock. The preferred dividends were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of December 31, 2022.
The following table presents dividends per share and dividends recognized for the three and six months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Dividends per share	$3.00	$3.00	$6.00	$6.00
Mandatory Convertible Preferred Stock dividends ($000)	6,900	6,900	13,800	13,800
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
The issued shares of Series B-1 Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock and the Series B-2 Preferred Stock (as defined below), on an as-converted basis, subject to limited exceptions.
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
Series B-2 Convertible Preferred Stock
On July 1, 2022, the Company issued 140,000 shares of Series B-2 Convertible Preferred Stock, no par value per share (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”).
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
The Company recognized $29 million and $58 million of preferred stock dividends related to the Series B Preferred Stock for the three and six months ended December 31, 2022, respectively. The Company recognized $10 million and $20 million of preferred stock dividends related to the Series B Preferred Stock for the three and six months ended December 31, 2021, respectively. The preferred stock dividends were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of December 31, 2022.
The following table presents dividends per share and dividends recognized for the three and six months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Dividends per share	$134.83	$130.71	$268.21	$266.47
Dividends ($000)	27,821	9,307	55,298	19,011
Deemed dividends ($000)	1,168	496	2,368	974
Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three and six months ended December 31, 2022, as the Company was in a net loss position, no dilution was included in the calculation of earnings (loss) per share.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and six months ended December 31, 2022, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of outstanding convertible debt, the Series A Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and six months ended December 31, 2022 and December 31, 2021 ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator
Net earnings (loss)	$(45,072)	$67,657	$(83,770)	$142,121
Deduct Series A preferred stock dividends	(6,900)	(6,900)	(13,800)	(13,800)
Deduct Series B dividends and deemed dividends	(28,989)	(9,803)	(57,666)	(19,985)
Basic earnings (loss) available to common shareholders	$(80,961)	$50,954	$(155,236)	$108,336

Effect of dilutive securities:
Add back interest on Convertible Notes (net of tax)	$—	$577	$—	$1,079
Diluted earnings (loss) available to common shareholders	$(80,961)	$51,531	$(155,236)	$109,415

Denominator
Weighted average shares	138,623	106,158	135,951	105,960
Effect of dilutive securities:
Common stock equivalents	—	2,952	—	2,854
Convertible Notes	—	7,330	—	7,330
Diluted weighted average common shares	138,623	116,440	135,951	116,144

Basic earnings (loss) per common share	$(0.58)	$0.48	$(1.14)	$1.02

Diluted earnings (loss) per common share	$(0.58)	$0.44	$(1.14)	$0.94
The following table presents potential shares of Coherent Common Stock excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive for the three and six months ended December 31, 2022 and December 31, 2021 ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Common stock equivalents	2,827	2	2,295	16
Convertible Notes	—	—	2,237	—
Series A Mandatory Convertible Preferred Stock	10,697	8,915	10,149	8,915
Series B Convertible Preferred Stock	26,184	9,105	26,022	9,049
Total anti-dilutive shares	39,708	18,022	40,703	17,980
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

Effective July 1, 2022, the Company reports its financial results in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Previously, financial results had been reported in the following two segments: (i) Photonic Solutions and (ii) Compound Semiconductors. The Networking segment represents the former Photonic Solutions segment and the Materials segment represents the former Compound Semiconductors segment.
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
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the Legacy Coherent acquisition for the three and six months ended December 31, 2022 are wholly allocated to the Lasers segment. For the three and six months ended December 31, 2021, the expenses associated with the acquisition of Legacy Coherent were not allocated to an operating segment, and were presented in Unallocated and Other. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended December 31, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$608,680	$382,396	$379,209	$—	$1,370,285
Inter-segment revenues	17,630	85,844	917	(104,391)	—
Operating income (loss)	90,039	81,472	(163,265)	—	8,246
Interest expense	—	—	—	—	(70,904)
Other income (expense), net	—	—	—	—	(3,696)
Income taxes	—	—	—	—	21,282
Net loss	—	—	—	—	(45,072)
Depreciation and amortization	40,241	28,035	101,633	—	169,909
Expenditures for property, plant & equipment	30,383	61,474	15,007	—	106,864
Segment assets	3,518,319	2,248,600	8,341,975	—	14,108,894
Goodwill	1,011,644	273,268	3,141,929	—	4,426,841

	Three Months Ended December 31, 2021
	Networking	Materials	Unallocated & Other	Total
Revenues	$516,541	$290,278	$—	$806,819
Inter-segment revenues	24,552	77,094	(101,646)	—
Operating income (loss)	50,424	56,538	(8,740)	98,222
Interest expense	—	—	—	(17,062)
Other income (expense), net	—	—	—	(1,806)
Income taxes	—	—	—	(11,697)
Net earnings	—	—	—	67,657
Depreciation and amortization	42,545	28,481	—	71,026
Expenditures for property, plant & equipment	10,620	43,502	—	54,122

	Six Months Ended December 31, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$1,205,228	$738,040	$771,587	$—	$2,714,855
Inter-segment revenues	36,370	180,898	1,083	(218,351)	—
Operating income (loss)	181,021	156,807	(287,106)	—	50,722
Interest expense	—	—	—	—	(132,793)
Other income (expense), net	—	—	—	—	(35,301)
Income taxes	—	—	—	—	33,602
Net earnings	—	—	—	—	(83,770)
Depreciation and amortization	83,015	54,562	179,618	—	317,195
Expenditures for property, plant & equipment	74,213	136,372	35,269	—	245,854

	Six Months Ended December 31, 2021
	Networking	Materials	Unallocated & Other	Total
Revenues	$1,047,554	$554,376	$—	$1,601,930
Inter-segment revenues	56,721	139,857	(196,578)	—
Operating income (loss)	109,863	103,316	(19,907)	193,272
Interest expense	—	—	—	(29,253)
Other income (expense), net	—	—	—	5,776
Income taxes	—	—	—	(27,674)
Net earnings	—	—	—	142,121
Depreciation and amortization	84,379	56,340	—	140,719
Expenditures for property, plant & equipment	35,416	66,273	—	101,689
Note 14.    Share-Based Compensation
Stock Award Plans
The Company’s Board of Directors amended and restated the Coherent Corp. 2018 Omnibus Incentive Plan, which originally was approved by the Company's shareholders at the Annual Meeting in November 2018 (as amended and restated, the "Plan"). The Plan was approved by the Company's shareholders at the Annual Meeting in November 2020. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 9,550,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee.
On the Closing Date, the Company assumed 403,675 Legacy Coherent restricted stock units ("Converted RSUs"). The Converted RSUs are generally subject to the same terms and conditions that applied to the RSUs immediately prior to the Closing Date. Other than the assumed Converted RSUs, Coherent did not assume any other awards outstanding under Legacy Coherent equity incentive plans. On the Closing Date, Coherent assumed the unused capacity under Legacy Coherent equity incentive plan, which totaled 10,959,354 shares of issuable Coherent Common Stock.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock Options and Cash-Based Stock Appreciation Rights	$601	$1,924	$160	$2,472
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	28,818	13,760	73,470	31,132
Performance Share Awards and Cash-Based Performance Share Unit Awards	3,242	2,058	10,331	5,766
	$32,661	$17,742	$83,961	$39,370

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. The Company receives payments based on the one-month LIBOR and makes payments based on a fixed rate of 1.52%. The Company receives payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap was decreased to $825 million in June 2022 and will remain at that amount through the expiration date. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract. The fair value of the interest rate swap of $43 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of December 31, 2022. Changes in fair value are recorded within accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, the Company entered into an interest rate cap ("the Cap") with an effective date of July 1, 2023. The Cap manages the Company's exposure to interest rate movements on a portion of the Company's floating rate debt. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.85%. Beginning in July 2023, the Company will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $38 million is recognized in the Condensed Consolidated Balance Sheet within other assets as of December 31, 2022.
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

The Company estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to December 31, 2022; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Convertible Notes and Senior Notes were as followed ($000):

	December 31, 2022		June 30, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Notes	$—	$—	$382,601	$341,162
Senior Notes	$857,142	$982,692	$865,527	$982,297
The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
The Company, from time to time, purchases foreign currency forward exchange contracts, that permit it to transact specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose the Company's earnings, on the revaluation of its aggregate net assets or liabilities in respective currencies, to foreign currency risk. At December 31, 2022, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and six months ended December 31, 2022 were $28 million and $5 million, respectively, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).
Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of Coherent Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended December 31, 2022. As of December 31, 2022, the Company has cumulatively purchased 1,416,587 shares of Coherent Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of December 31, 2022 that may yet be purchased under the Program is approximately $28 million.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the six months ended December 31, 2022 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)
Other comprehensive income (loss) before reclassifications	99,664	17,973	15,921	442	134,000
Amounts reclassified from AOCI	—	(5,703)	—	—	(5,703)
Net current-period other comprehensive income (loss)	99,664	12,270	15,921	442	128,297
AOCI - December 31, 2022	$65,092	$24,005	$30,227	$6,806	$126,130

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
Acquisition and Background of Coherent, Inc.
The acquisition of Coherent, Inc. (“Legacy Coherent”), one of the world's leading providers of laser and optics-based product solutions, closed on July 1, 2022. For the full fiscal year 2023, Legacy Coherent will be included in the combined company and rebranded as the Lasers Segment. Legacy Coherent’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing and aerospace & defense, as well as instrumentation customers in life science and scientific instrumentation.
Legacy Coherent delivers systems to the world's leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, Legacy Coherent has grown through internal organic expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings.
The word "laser" is an acronym for "light amplification by stimulated emission of radiation." Lasers emit an intense output of light with unique and highly useful properties, of which its near perfect collimation (beam like property) is the most commonly known, as well usually being highly monochromatic at a precise wavelength (color). The name Coherent originates from another key property which is related to the synchronization of the phase of the light oscillations, known as Coherence. Therefore, lasers are many orders of magnitude brighter than any other optical source. Lasers also have the ability to be pulsed at almost any repetition rate, even beyond a billion times per second, and are the technology which underpins the global fiber optic communications network, as well as producing the shortest man-made pulses of any technology known.
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
COVID-19 Update
Our supply chain continues to show signs of improving after various measures were implemented in response to the COVID-19 pandemic. In certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels or on predictable timing. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and have increased collection risks, which may adversely affect our results of operations.
The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance is improving. However, continued improvement will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of new and additional protective public safety measures, and the impact of the pandemic and related factors on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.
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

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2022 and 2021 ($ in millions):

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
		% of Revenues		% of Revenues
Total revenues	$1,370	100%	$807	100%
Cost of goods sold	959	70	496	61
Gross margin	411	30	311	39
Operating expenses:
Internal research and development	129	9	95	12
Selling, general and administrative	274	20	118	15
Interest and other, net	75	5	19	2
Earnings (loss) before income taxes	(66)	(5)%	79	10
Income taxes	(21)	(2)%	12	1
Net earnings (loss)	$(45)	(3)%	$68	8%

Diluted earnings (loss) per share	$(0.58)		$0.44

	Six Months Ended December 31, 2022		Six Months Ended December 31, 2021
		% of Revenues		% of Revenues
Total revenues	$2,715	100%	$1,602	100%
Cost of goods sold	1,860	69	984	61
Gross margin	855	31	618	39
Operating expenses:
Internal research and development	250	9	184	12
Selling, general and administrative	554	20	240	15
Interest and other, net	168	6	24	1
Earnings (loss) before income taxes	(117)	(4)%	170	11
Income taxes	(34)	(1)%	28	2
Net earnings (loss)	$(84)	(3)%	$142	9%

Diluted earnings (loss) per share	$(1.14)		$0.94
Consolidated
Revenues. Revenues for the three months ended December 31, 2022 increased 70% to $1,370 million, compared to $807 million for the same period last fiscal year. Revenues for the six months ended December 31, 2022 increased 69% to $2,715 million, compared to $1,602 million for the same period last fiscal year. The majority of the increase in revenue for both the three and six months ended December 31, 2022 is driven by the Lasers segment, which was acquired in our acquisition of Legacy Coherent, with the remaining contributions from both the Materials and Networking segments. Lasers revenue for the three months ended December 31, 2022 was $379 million, of which 75% was in the industrial end market and 25% in the instrumentation end market. Lasers revenue for the six months ended December 31, 2022 was $772 million, of which 76% was in the industrial end market and 24% in the instrumentation end market.
Organic revenue growth was $184 million, or 23%, year-over-year for the three months ended December 31, 2022. Networking increased $92 million year-over-year, with growth in both datacom and telecom. Materials contributed an additional $92 million year-over-year, with $114 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the industrial end market.

Organic revenue growth was $341 million, or 21%, year-over-year for the six months ended December 31, 2022. Networking increased $158 million year-over-year, with growth in both datacom and telecom. Materials contributed an additional $184 million year-over-year, with $213 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the industrial end market.
Gross margin. Gross margin for the three months ended December 31, 2022 was $411 million, or 30% of total revenues, compared to $311 million, or 39% of total revenues, for the same period last fiscal year, a decrease of 860 basis points. Gross margin for the six months ended December 31, 2022 increased to $855 million, or 31% of total revenues, compared to $618 million, or 39% of total revenues, for the same period last fiscal year, and decreased as a percent of revenue year-over-year by 710 basis points. The decrease as a percent of revenue for the three and six months ended December 31, 2022 was driven by $112 million and $158 million, respectively, of additional expense related to the preliminary fair value adjustment on acquired inventory from the acquisition of Legacy Coherent (“Merger”), as well as $6 million and $43 million, respectively, of incremental amortization expense related to technology acquired as a result of the Merger. Gross margins excluding the fair value adjustment on acquired inventory and incremental amortization were flat for both the three and six months ended December 31, 2022 compared to the prior year periods.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2022 were $129 million, or 9% of revenues, compared to $95 million, or 12% of revenues, for the same period last fiscal year. IR&D for the six months ended December 31, 2022 increased 36% to $250 million, or 9% of revenues, compared to $184 million, or 12% of revenues, for the same period last fiscal year. The increase for the three and six months ended December 31, 2022 was driven by an additional $32 million and $62 million, respectively, of IR&D expenses from the Lasers segment. As a percent of sales, IR&D spend in the Materials segment decreased 4% and 5% for the three and six months ended December 31, 2022, respectively, compared to the prior year periods due to the launch of new products.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2022 were $274 million, or 20% of revenues, compared to $118 million, or 15% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2022 were $554 million, or 20% of revenues, compared to $240 million, or 15% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three months ended December 31, 2022 compared to the same period last fiscal year was primarily the result of incremental amortization expense of $80 million. The increase in SG&A as a percentage of revenue for the six months ended December 31, 2022 compared to the same period last fiscal year was primarily the result of incremental amortization expense of $104 million, additional one time-charges related to the Merger, including $38 million additional integration and restructuring, $19 million additional transaction fees and financing, and a one-time expense of $18 million related to share-based compensation resulting from the Merger.
Interest and other, net. Interest and other, net for the three months ended December 31, 2022 was expense of $75 million, compared to expense of $19 million for the same period last fiscal year, an increase of $56 million. Included in interest and other, net, was interest expense on borrowings, equity losses from unconsolidated investments, foreign currency gains and losses, amortization of debt issuance costs, and interest income on excess cash balances. For the three months ended December 31, 2022, the increase of $56 million in comparison to the same period last fiscal year was driven by $54 million of incremental interest expense due to the new debt assumed in the financing of the Merger and $7 million incremental foreign currency losses, partially offset by $2 million incremental interest income. Interest and other, net for the six months ended December 31, 2022 was expense of $168 million, compared to expense of $24 million for the same period last fiscal year, an increase of $145 million. The increase of $145 million in comparison to the same period last fiscal year was driven by $104 million incremental interest expense due to the new debt assumed in the financing of the Merger, $35 million incurred in the current year related to financing of the Merger and $9 million incremental net foreign currency losses, with a foreign currency gain of $5 million for the six months ended December 31, 2021 as compared to a foreign currency loss of $4 million for the current six-month period. The increases were partially offset by $2 million of incremental interest income.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2022 was 29% compared to an effective tax rate of 16% for the same period in 2021. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.

Segment Reporting
Revenues and operating income for the Company’s reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s operating income to net earnings, which is incorporated herein by reference. Effective July 1, 2022, the Company is reporting its financial results in the following three designated segments: (i) Materials, (ii) Networking, and (iii) Lasers. Financial results in prior years had been reported in the following two segments: (i) Compound Semiconductors, and (ii) Photonic Solutions. The Materials segment represents the former Compound Semiconductors segment and the Networking segment represents the former Photonic Solutions segment. The Lasers segment represents Legacy Coherent. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
Networking ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2022	2021		2022	2021
Revenues	$609	$517	18%	$1,205	$1,048	15%
Operating income	$90	$50	79%	$181	$110	65%
Revenues for the three months ended December 31, 2022 increased 18% to $609 million, compared to $517 million for the same period last fiscal year. Revenues for the six months ended December 31, 2022 increased 15% to $1,205 million, compared to $1,048 million for the same period last fiscal year. The increases in revenue of $92 million and $158 million during the three and six months ended December 31, 2022, respectively, were primarily due to increased revenue year-over-year in the communications market driven by increased revenue in both telecom and datacom.
Operating income for the three months ended December 31, 2022 increased 79% to $90 million, compared to operating income of $50 million for the same period last fiscal year. Operating income for the six months ended December 31, 2022 increased 65% to $181 million, compared to operating income of $110 million for the same period last fiscal year. The increase in operating income for the three and six months ended December 31, 2022 was driven by strong sales, improved mix and the favorable impact of foreign currency.
Materials ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2022	2021		2022	2021
Revenues	$382	$290	32%	$738	$554	33%
Operating income	$81	$57	44%	$157	$103	52%
Revenues for the three months ended December 31, 2022 increased 32% to $382 million, compared to revenues of $290 million for the same period last fiscal year. Compared to the three months ended December 31, 2021, Materials contributed an additional $92 million year-over-year, with $114 million growth in the electronics end market from innovations in sensing products. The growth was partially offset by softer sales in aerospace and defense in the United States and slower sales in industrial China. Revenues for the six months ended December 31, 2022 increased 33% to $738 million, compared to revenues of $554 million for the same period last fiscal year. The increase in revenues of $184 million during the six months ended December 31, 2022 was primarily related to the increase in demand in the electronics end market from innovations in sensing products.

Operating income for the three months ended December 31, 2022 increased 44% to $81 million, compared to operating income of $57 million for the same period last fiscal year, primarily driven by strong sales, and the launch of a new product in the Consumer market, thereby reducing R&D expense year-over-year. Further, the Company has efficiently used the Corporate Center of Excellence, with corporate resources leveraged across each of our three segments. Operating income for the six months ended December 31, 2022 increased 52% to $157 million, compared to $103 million of operating income for the same period last fiscal year. The increase in operating income for both the three and six months ended December 31, 2022 was driven by strong sales, the launch of a new product in the Consumer market and improved operating expenses.
Lasers ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2022	2021		2022	2021
Revenues	$379	$—	N/A	$772	$—	N/A
Operating income	$(163)	$—	N/A	$(287)	$—	N/A
Revenues for the three months ended December 31, 2022 were $379 million, with 75% of revenues from the industrial end market and 25% from the instrumentation end market. Revenues for the six months ended December 31, 2022 were $772 million, with 76% of revenues from the industrial end market and 24% from the instrumentation end market.
Operating loss for the three months ended December 31, 2022 was $163 million. The loss was driven by $112 million of amortization of the preliminary fair value step-up on acquired inventory, $86 million of amortization expense related to the preliminary fair value of intangible assets acquired, and $12 million of integration costs. Operating loss for the six months ended December 31, 2022 was $287 million. The loss was driven by $158 million of amortization of the preliminary fair value step-up on acquired inventory, $149 million of amortization expense related to the preliminary fair value of intangible assets acquired, one-time charges of $39 million for transaction fees and financing, $35 million of integration costs, and $18 million of nonrecurring share based compensation.
Liquidity and Capital Resources
Historically, our primary sources of cash have been from operations, long-term borrowings, and advance funding from customers. Other sources of cash include proceeds from the issuance of equity, proceeds received from the exercises of stock options, and sale of equity investments and businesses. Our historic uses of cash have been for business acquisitions, capital expenditures, investment in research and development, payments of principal and interest on outstanding debt obligations, payments of debt and equity issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of cash (millions):

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$300	$240
Proceeds from long-term borrowings and revolving credit facility	3,715	—
Net proceeds from debt and equity issuances	1,358	990
Effect of exchange rate changes on cash and cash equivalents and other items	17	9
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	8	8
Other items	(3)	(2)
Payments on Convertible Debt	(4)	(15)
Payment of dividends	(14)	(21)
Payments in satisfaction of employees' minimum tax obligations	(51)	(14)
Debt issuance costs	(127)	(6)
Additions to property, plant & equipment	(246)	(102)
Payments on existing debt	(1,130)	(31)
Purchases of businesses, net of cash acquired	(5,489)	—
Operating activities:
Net cash provided by operating activities was $300 million for the six months ended December 31, 2022 compared to $240 million of net cash provided by operating activities for the same period last fiscal year. The increase in cash flows provided by operating activities during the six months ended December 31, 2022 compared to the same period last fiscal year was primarily due to improved management of working capital accounts.
Investing activities:
Net cash used by investing activities was $5,737 million for the six months ended December 31, 2022, compared to net cash used of $102 million for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures increased by $144 million year-over-year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio.
Financing activities:
Net cash provided by financing activities was $3,756 million for the six months ended December 31, 2022, compared to net cash provided by financing activities of $911 million for the same period last fiscal year. Cash inflow for the current period was from borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent's Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company's existing senior credit facilities.
Senior Credit Facilities as of June 30, 2022
On July 1, 2022, the amounts outstanding under the Company's prior senior credit facilities were repaid in full using proceeds from the New Term Facilities (defined below).

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. The Term A Facility and the Revolving Credit Facility each bear interest at LIBOR subject to a 0.00% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at LIBOR plus 2.00% as of December 31, 2022. The Term B Facility bears interest at LIBOR (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $61 million and $114 million for the three and six months ended December 31, 2022, respectively, which is included in interest expense in the Consolidated Statements of Earnings (Loss). The definitive documentation for the Senior Credit Facilities includes customary LIBOR replacement provisions.
During the six months ended December 31, 2022, the Company made payments of $68 million for the Term Facilities, including a voluntary prepayment of $50 million, and we expect to pay down another $75 million in total during the rest of this fiscal year.
As of December 31, 2022, the Company had no borrowings outstanding under the Revolving Credit Facility. We repaid the $65 million that was borrowed in the three months ended September 30, 2022.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	December 31, 2022	June 30, 2022
Cash, cash equivalents, and restricted cash	$913	$2,582
Available borrowing capacity under New Revolving Credit Facility	350	450
Total debt obligations	4,498	2,300
On July 1, 2022, the Company utilized $2.1 billion of cash, cash equivalents, and restricted cash as part of the funding required to complete the Coherent acquisition. The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in internal research and development, and internal and external growth objectives at least through fiscal year 2023.
The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2022, the Company held approximately $653 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States.
At December 31, 2022, we had $21 million of restricted cash.

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
Interest Rate Risks
As of December 31, 2022, the Company’s total borrowings include variable rate borrowings, which expose the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $12 million for both the three and six months ended December 31, 2022, respectively.
On February 23, 2022, the Company entered into an interest rate cap (the "Cap"), with an effective date of July 1, 2023. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the three and six months ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
In July 2022, we completed the acquisition of Legacy Coherent. We are in the process of integrating Legacy Coherent into our systems and control environment as of December 31, 2022. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Legacy Coherent’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the entire period from July 1, 2022 to December 31, 2022 and represented 59% of the Company’s consolidated total assets as of December 31, 2022 and 28% of the Company’s consolidated total revenues for the three months ended December 31, 2022.

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

Coherent Corp.
(Registrant)

Date: February 8, 2023	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: February 8, 2023	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer