Form 10-Q
period 2023-03-31
COHERENT CORP.
filed 2023-05-10
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	COHR	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, no par value	IIVI	New York Stock Exchange
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 8, 2023, 139,377,779 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2023	June 30, 2022
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$901,028	$2,582,371
Accounts receivable - less allowance for doubtful accounts of $8,344 at March 31, 2023 and $4,206 at June 30, 2022	924,369	700,331
Inventories	1,394,103	902,559
Prepaid and refundable income taxes	26,237	19,585
Prepaid and other current assets	160,907	100,346
Total Current Assets	3,406,644	4,305,192
Property, plant & equipment, net	1,910,561	1,363,195
Goodwill	4,505,137	1,285,759
Other intangible assets, net	3,954,198	635,404
Deferred income taxes	34,169	31,714
Other assets	306,923	223,582
Total Assets	$14,117,632	$7,844,846
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$74,910	$403,212
Accounts payable	428,860	434,917
Accrued compensation and benefits	177,811	172,109
Operating lease current liabilities	40,309	27,574
Accrued income taxes payable	74,156	29,317
Other accrued liabilities	311,410	199,830
Total Current Liabilities	1,107,456	1,266,959
Long-term debt	4,349,923	1,897,214
Deferred income taxes	847,212	77,259
Operating lease liabilities	148,010	110,214
Other liabilities	213,953	109,922
Total Liabilities	6,666,554	3,461,568
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 and 75,000 shares at March 31, 2023 and June 30, 2022, respectively; redemption value - $2,281,448 and $798,181, respectively	2,211,642	766,803
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 2,300,000 shares at March 31, 2023 and June 30, 2022	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 154,369,985 shares at March 31, 2023; 120,923,171 shares at June 30, 2022	3,755,410	2,064,552
Accumulated other comprehensive income (loss)	170,454	(2,167)
Retained earnings	1,159,322	1,348,125
	5,530,505	3,855,829
Treasury stock, at cost; 15,098,467 shares at March 31, 2023 and 13,972,758 shares at June 30, 2022	(291,069)	(239,354)
Total Shareholders' Equity	5,239,436	3,616,475
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$14,117,632	$7,844,846
See Notes to Condensed Consolidated Financial Statements.

Table of Contents`
Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,240,194	$827,724

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	820,038	506,051
Internal research and development	126,382	96,895
Selling, general and administrative	226,386	118,009
Interest expense	75,183	43,499
Other expense (income), net	(3,048)	241
Total Costs, Expenses, & Other Expense	1,244,941	764,695

Earnings (Loss) Before Income Taxes	(4,747)	63,029

Income Tax Expense (Benefit)	(7,293)	14,027

Net Earnings	$2,546	$49,002

Less: Dividends on Preferred Stock	$36,071	$17,148
Net Earnings (Loss) available to the Common Shareholders	$(33,525)	$31,854

Basic Earnings (Loss) Per Share	$(0.24)	$0.30

Diluted Earnings (Loss) Per Share	$(0.24)	$0.28
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2023	2022
Revenues	$3,955,049	$2,429,654

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	2,680,131	1,490,190
Internal research and development	376,257	281,189
Selling, general and administrative	780,551	358,234
Interest expense	207,976	72,752
Other expense (income), net	32,253	(5,535)
Total Costs, Expenses, & Other Expense	4,077,168	2,196,830

Earnings (Loss) Before Income Taxes	(122,119)	232,824

Income Tax Expense (Benefit)	(40,895)	41,701

Net Earnings (Loss)	$(81,224)	$191,123

Less: Dividends on Preferred Stock	$107,537	$50,933
Net Earnings (Loss) available to the Common Shareholders	$(188,761)	$140,190

Basic Earnings (Loss) Per Share	$(1.38)	$1.32

Diluted Earnings (Loss) Per Share	$(1.38)	$1.22
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net earnings (loss)	$2,546	$49,002	$(81,224)	$191,123
Other comprehensive income (loss):
Foreign currency translation adjustments	58,141	327	157,805	(11,461)
Change in fair value of interest rate swap, net of taxes of $(1,712) and $1,649 for the three and nine months ended March 31, 2023, respectively, and $6,519 and $9,967 for the three and nine months ended March 31, 2022, respectively	(6,251)	23,804	6,019	36,395
Change in fair value of interest rate cap, net of taxes of $(2,200) and $2,032 for the three and nine months ended March 31, 2023, respectively, and $2,370 for the three and nine months ended March 31, 2022	(8,275)	8,916	7,646	8,916
Pension adjustment, net of taxes of $0 for the three and nine months ended March 31, 2023, and $0 for the three and nine months ended March 31, 2022	709	—	1,151	—
Comprehensive income	$46,870	$82,049	$91,397	$224,973
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings (loss)	$(81,224)	$191,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	197,469	153,714
Amortization	280,667	59,820
Share-based compensation expense	123,674	57,424
Amortization of discount on convertible debt and debt issuance costs	13,690	12,159
Unrealized losses (gains) on foreign currency remeasurements and transactions	(945)	(912)
Gain from equity investments	(435)	(1,641)
Deferred income taxes	(121,277)	(8,917)
Loss on debt extinguishment	6,835	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	50,887	3,764
Inventories	75,096	(184,073)
Accounts payable	(78,985)	27,056
Contract liabilities	13,177	24,473
Income taxes	18,478	19,957
Accrued compensation and benefits	(54,893)	(40,030)
Other operating net assets (liabilities)	10,279	(37,910)
Net cash provided by operating activities	452,493	276,007
Cash Flows from Investing Activities
Additions to property, plant & equipment	(342,999)	(195,991)
Purchases of businesses, net of cash acquired	(5,488,556)	—
Other investing activities	(2,261)	(5,750)
Net cash used in investing activities	(5,833,816)	(201,741)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	850,000	—
Proceeds from borrowings of Term B Facility	2,800,000	—
Proceeds from borrowings of Revolving Credit Facility	65,000	—
Proceeds from issuance of Series B Preferred Shares	1,400,000	—
Proceeds from issuance of Senior Notes	—	990,000
Payments on Finisar Notes	—	(14,888)
Payments on existing debt	(1,144,025)	(46,538)
Payments on borrowings under Revolving Credit Facility	(65,000)	—
Payments on convertible notes	(3,561)	—
Debt issuance costs	(126,516)	(10,197)
Equity issuance costs	(42,000)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	21,509	17,177
Payments in satisfaction of employees' minimum tax obligations	(51,836)	(14,948)
Payment of dividends	(20,700)	(27,608)
Other financing activities	(866)	(1,715)
Net cash provided by financing activities	3,682,005	891,283
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22,532	42,874
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,676,786)	1,008,423
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,582,371	1,591,892
Cash, Cash Equivalents, and Restricted Cash at End of Period	$905,585	$2,600,315
Cash paid for interest	$190,672	$24,158
Cash paid for income taxes	$63,485	$34,757
Additions to property, plant & equipment included in accounts payable	$45,425	$71,477
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows. Restricted cash, non-current is included in the Condensed Consolidated Balance Sheets under 'Other Assets'. At March 31, 2023, we had $21 million of restricted cash.

	Nine Months Ended March 31,
	2023	2022
Cash, cash equivalents, and restricted cash	$901,028	$2,600,315
Restricted cash, non-current	4,557	—
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$905,585	$2,600,315
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent Acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net Loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $5,440	—	—	—	—	20,464	—	—	—	20,464	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $0	—	—	—	—	39	—	—	—	39	—	—
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480
Share-based and deferred compensation activities	779	32,745	—	—	—	—	(266)	(9,551)	23,194	—	—
Net Loss	—	—	—	—	—	(45,072)	—	—	(45,072)	—	—
Foreign currency translation adjustments	—	—	—	—	232,035	—	—	—	232,035	—	—
Change in fair value of interest rate swap, net of taxes of $(92)	—	—	—	—	(334)	—	—	—	(334)	—	—
Change in fair value of interest rate cap, net of taxes of $(1,208)	—	—	—	—	(4,543)	—	—	—	(4,543)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	403	—	—	—	403	—	—
Dividends	—	—	—	—	—	(35,931)	—	—	(35,931)	—	28,992
Balance - December 31, 2022	153,869	$3,704,259	2,300	$445,319	$126,130	$1,192,847	(15,069)	$(289,765)	$5,178,790	215	$2,182,471
Share-based and deferred compensation activities	501	51,151	—	—	—	—	(29)	(1,304)	49,847	—	—
Net Earnings	—	—	—	—	—	2,546	—	—	2,546	—	—
Foreign currency translation adjustments	—	—	—	—	58,141	—	—	—	58,141	—	—
Change in fair value of interest rate swap, net of taxes of $(1,712)	—	—	—	—	(6,251)	—	—	—	(6,251)	—	—
Change in fair value of interest rate cap, net of taxes of $(2,200)	—	—	—	—	(8,275)	—	—	—	(8,275)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	709	—	—	—	709	—	—
Dividends	—	—	—	—	—	(36,071)	—	—	(36,071)	—	29,171
Balance - March 31, 2023	154,370	$3,755,410	2,300	$445,319	$170,454	$1,159,322	(15,098)	$(291,069)	$5,239,436	215	$2,211,642

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	844	30,567	—	—	—	—	(200)	(12,935)	17,632	—	—
Net Earnings	—	—	—	—	—	74,464	—	—	74,464	—	—
Foreign currency translation adjustments	—	—	—	—	(14,381)	—	—	—	(14,381)	—	—
Change in fair value of interest rate swap, net of taxes of $734	—	—	—	—	2,681	—	—	—	2,681	—	—
Dividends	—	—	—	—	—	(17,082)	—	—	(17,082)	—	10,182
Adjustment for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - September 30, 2021	119,971	$2,002,452	2,300	$445,319	$2,567	$1,239,075	(13,840)	$(231,401)	$3,458,012	75	$736,360
Share-based and deferred compensation activities	82	16,854	—	—	—	—	(13)	(806)	16,048	—	—
Net Earnings	—	—	—	—	—	67,657	—	—	67,657	—	—
Foreign currency translation adjustments	—	—	—	—	2,593	—	—	—	2,593	—	—
Change in fair value of interest rate swap, net of taxes of $2,714	—	—	—	—	9,910	—	—	—	9,910	—	—
Dividends	—	—	—	—	—	(16,807)	—	—	(16,807)	—	9,803
Balance - December 31, 2021	120,053	$2,019,306	2,300	$445,319	$15,070	$1,289,925	$(13,853)	$(232,207)	$3,537,413	75	$746,163
Share-based and deferred compensation activities	266	26,544	—	—	—	—	(16)	(1,093)	25,451	—	—
Net Earnings	—	—	—	—	—	49,002	—	—	49,002	—	—
Foreign currency translation adjustments	—	—	—	—	327	—	—	—	327	—	—
Change in fair value of interest rate swap, net of taxes of $6,519	—	—	—	—	23,804	—	—	—	23,804	—	—
Change in fair value of interest rate cap, net of taxes $2,370	—	—	—	—	8,916	—	—	—	8,916	—	—
Dividends	—	—	—	—	—	(17,148)	—	—	(17,148)	—	10,248
Balance - March 31, 2022	120,319	$2,045,850	2,300	$445,319	$48,117	$1,321,779	$(13,869)	$(233,300)	$3,627,765	75	$756,411

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 29, 2022. The condensed consolidated results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2022 was derived from the Company’s audited consolidated financial statements.
Transfer to New York Stock Exchange
On February 8, 2023, the Company announced the voluntary transfer of the listing of its common stock, no par value (“Coherent Common Stock”) and Series A Mandatory Convertible Preferred Stock, no par value (“Mandatory Convertible Preferred Stock”), from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”), effective as of the close of trading on February 22, 2023. The Coherent Common Stock and Mandatory Convertible Preferred Stock began trading on the NYSE on February 23, 2023 under the ticker symbols “COHR” and “IIVI”, respectively.

Note 2.    Recently Issued Financial Accounting Standards
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This topic provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted Topic 848 in the three months ended March 31, 2023 and applied the practical expedients under Topic 848 to account for modifications and updates to its floating rate debt, its interest rate swap and its interest rate cap. Application of these practical expedients allowed the Company to maintain hedge accounting for its interest rate cap and swap contracts. The adoption did not have a material impact on the Company's consolidated financial statements.
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification ASC 606: Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. We have adopted this accounting standard as of July 1, 2022. The acquisition of Coherent, Inc. has been accounted for in accordance with ASU 2021-08, as will any future acquisitions. Results of operations for quarterly periods prior to adoption remain unchanged as a result of the adoption of ASU No. 2021-08. Refer to Note 3. Coherent Acquisition for further information.

Note 3.     Coherent Acquisition
On July 1, 2022 (the “Closing Date”), the Company completed its acquisition of Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of legacy Coherent, Inc. (“Legacy Coherent”), par value $0.01 per share (the “Legacy Coherent Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of Coherent Common Stock.

Following the completion of the Legacy Coherent acquisition, the Company announced a new brand identity, including a corporate name change to Coherent Corp. (NYSE: COHR) on September 8, 2022.
On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the “Term A Facility”) in an aggregate principal amount of $850 million, a new term loan B credit facility (the “Term B Facility”) (and, together with the Term A Facility, the “Term Facilities”) in an aggregate principal amount of $2.8 billion, and a new revolving credit facility (the “Revolving Credit Facility”) in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. For further on the credit facility refer to Note 8. Debt.
In order to complete the funding of the Merger, the Company had a net cash outflow of $2.1 billion on July 1, 2022. The Company recorded $11 million and $83 million of acquisition related costs in the three and nine months ended March 31, 2023, respectively, representing professional and other direct acquisition costs. These costs are recorded within Selling, general and administrative expense in our Condensed Consolidated Statement of Earnings (Loss). Approximately 23 million shares of Coherent Common Stock in the aggregate were issued in conjunction with the closing of the Merger. Total preliminary Merger consideration was $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Legacy Coherent restricted stock units.
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

Our preliminary allocation of the $7.1 billion purchase price of Legacy Coherent, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

	Preliminary Allocation as of 7/1/2022 as adjusted through 3/31/23
	Previously Reported September 30, 2022	Measurement Period Adjustments (i)	As Adjusted (preliminary)
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$393,324	$—	$393,324
Accounts receivable	270,928	—	270,928
Inventories (ii)	497,345	66,540	563,885
Prepaid and refundable income taxes (iii)	8,869	(1,592)	7,277
Prepaid and other current assets	41,467	—	41,467
Total Current Assets	1,211,933	64,948	1,276,881
Property, plant & equipment, net (iv)	424,228	16,704	440,932
Deferred income taxes (iii)	1,115	(793)	322
Other assets	102,726	—	102,726
Other intangible assets, net (v)	2,425,454	1,079,546	3,505,000
Goodwill	4,005,727	(862,497)	3,143,230
Total Assets	$8,171,183	$297,908	$8,469,091
Liabilities
Current Liabilities
Current portion of long-term debt	$4,504	$—	$4,504
Accounts payable	116,754	—	116,754
Accrued compensation and benefits	60,596	—	60,596
Operating lease current liabilities	13,002	—	13,002
Accrued income taxes payable	16,936	—	16,936
Other accrued liabilities (vi)	136,042	702	136,744
Total Current Liabilities	347,834	702	348,536
Long-term debt	22,991	—	22,991
Deferred income taxes (iii)	563,824	292,168	855,992
Operating lease liabilities	43,313	—	43,313
Other liabilities (vi)	97,438	5,038	102,476
Total Liabilities	$1,075,400	$297,908	$1,373,308

Preliminary aggregate acquisition consideration	$7,095,783	$—	$7,095,783
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
(ii) The Condensed Combined Balance Sheet has been adjusted to record Legacy Coherent’s inventories at a preliminary fair value of approximately $564 million, an increase of $67 million from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. The Condensed Combined Statement of Earnings (Loss) for the three and nine months ended March 31, 2023 includes cost of goods sold of approximately zero and $158 million, respectively, related to the increased basis in the preliminary fair value compared to the carrying value. The costs are being amortized over the expected period during which the acquired inventory is sold, and thus are not anticipated to affect the Condensed Consolidated Statements of Earnings (Loss) beyond twelve months after the Closing Date.
(iii) The Company has adjusted its prepaid and refundable income taxes, deferred tax asset and deferred tax liability positions as of March 31, 2023, to $7 million, zero and $856 million, respectively, as a result of measurement period adjustments.

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
(v) Preliminary identifiable intangible assets in the Condensed Combined Balance Sheet increased $1.1 billion from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. Intangibles amortization recorded in cost of goods sold for the three and nine months ended March 31, 2023 was $21 million and $64 million, respectively. Intangibles amortization recorded in selling, general and administrative expenses for the three and nine months ended March 31, 2023 was $51 million and $156 million, respectively.
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
(vi) The Company recorded approximately $1 million of increases in other current liabilities and $5 million of increases in other liabilities as measurement period adjustments.
Operating results, including goodwill and intangibles, of Legacy Coherent are reflected in the Company’s consolidated financial statements from the Closing Date, within the Lasers segment. Revenues and net loss for the Lasers segment for the three months ended March 31, 2023 were $365 million and $65 million, respectively. Revenues and net loss for the Lasers segment for the nine months ended March 31, 2023 were $1,137 million and $364 million, respectively. Goodwill in the amount of $3.1 billion arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining Coherent and Legacy Coherent. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.
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
The supplemental pro forma information presents the combined results of operations for the three and nine months ended March 31, 2023 and March 31, 2022, as if Legacy Coherent had been acquired as of July 1, 2021. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of debt issuance costs related to the Senior Credit Facilities (as defined in Note 8. Debt).
The unaudited supplemental pro forma financial information for the periods presented is as follows (in $000):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$1,240,194	$1,197,928
Net Earnings	36,294	6,482

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Revenue	$3,955,049	$3,576,039
Net Earnings (Loss)	247,715	(234,815)

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
Effective July 1, 2022, the Company updated the operating segments due to the closing of the Merger. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments. See Note 13. Segment Reporting for further information.
The following tables summarize disaggregated revenue for the three and nine months ended March 31, 2023 and 2022 ($000):

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$17,570	$156,846	$263,789	$438,205	$52,189	$450,383	$846,881	$1,349,453
Communications	521,291	17,014	—	538,305	1,664,205	59,553	—	1,723,758
Electronics	2,849	136,229	—	139,078	9,674	509,803	—	519,477
Instrumentation	9,389	13,680	101,537	124,606	30,259	42,070	290,032	362,361
Total Revenues	$551,099	$323,769	$365,326	$1,240,194	$1,756,327	$1,061,809	$1,136,913	$3,955,049

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Networking	Materials	Total	Networking	Materials	Total
Industrial	$21,325	$164,346	$185,671	$63,050	$486,094	$549,144
Communications	527,821	25,999	553,820	1,510,092	69,436	1,579,528
Electronics	2,752	60,240	62,992	9,080	220,683	229,763
Instrumentation	7,662	17,579	25,241	24,892	46,327	71,219
Total Revenues	$559,560	$268,164	$827,724	$1,607,114	$822,540	$2,429,654
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligation has been satisfied. During the nine months ended March 31, 2023, the Company recognized revenue of $18 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2022. The Company had $181 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2023. Contract liabilities acquired from the Merger totaled $77 million. As of March 31, 2023, $116 million of deferred revenue is included other accrued liabilities and $65 million is included within other liabilities on the Condensed Consolidated Balance Sheet.

Note 5.    Inventories
The components of inventories were as follows ($000):

	March 31, 2023	June 30, 2022
Raw materials	$490,479	$318,758
Work in progress	621,295	408,405
Finished goods	282,329	175,396
	$1,394,103	$902,559
During the nine months ended March 31, 2023, as part of the Merger, a fair value inventory step-up in the amount of $158 million was recorded as part of the preliminary purchase price allocation. The inventory step-up was amortized to cost of goods sold over the expected period during which the acquired inventory is sold. Refer to Note 3. Coherent Acquisition for further information. These costs are non-recurring in nature and not anticipated to affect the Condensed Combined Statements of Earnings (Loss) beyond twelve months after the Closing Date.

Note 6.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2023	June 30, 2022
Land and improvements	$74,908	$19,368
Buildings and improvements	686,293	415,530
Machinery and equipment	2,030,892	1,651,762
Construction in progress	311,051	271,605
Finance lease right-of-use asset	24,999	25,000
	3,128,143	2,383,265
Less accumulated depreciation	(1,217,582)	(1,020,070)
	$1,910,561	$1,363,195
During the nine months ended March 31, 2023, as part of the Merger, a fair value step-up in the amount of $145 million was recorded to property, plant and equipment as part of the preliminary purchase price allocation. The step-up will be amortized over the useful lives of the related assets. Refer to Note 3. Coherent Acquisition for further information.

Note 7.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2023
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,048,743	$237,016	$—	$1,285,759
Transfer between segments(1)	(35,466)	35,466	—	—
Goodwill acquired	—	—	3,143,230	3,143,230
Foreign currency translation	(1,271)	859	76,560	76,148
Balance-end of period	$1,012,006	$273,341	$3,219,790	$4,505,137
(1) Refer to Note 13. Segment Reporting for information regarding the segment transfer of goodwill between segments.
The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of March 31, 2023 and June 30, 2022 were as follows ($000):

	March 31, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,669,863	$(238,908)	$1,430,955	$473,845	$(144,409)	$329,436
Trade Names	452,461	(8,073)	444,388	22,536	(7,454)	15,082
Customer Lists	2,352,969	(296,873)	2,056,096	464,880	(173,994)	290,886
Backlog and Other	90,072	(67,313)	22,759	1,563	(1,563)	—
Total	$4,565,365	$(611,167)	$3,954,198	$962,824	$(327,420)	$635,404
Refer to Note 3. Coherent Acquisition for further information on intangibles acquired in the nine months ended March 31, 2023.

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2023	June 30, 2022
New Term A Facility, interest at adjusted SOFR, as defined, plus 1.750%	$828,750	$—
Debt issuance costs, New Term A Facility and New Revolving Credit Facility	(19,290)	—
New Term B Facility, interest at adjusted SOFR, as defined, plus 2.750%	2,676,000	—
Debt issuance costs, New Term B Facility	(68,773)	—
1.30% Term loan due 2024	66	—
1.00% State of Connecticut term loan due 2023	2,040	—
Facility construction loan in Germany due 2030	23,126	—
Existing Term A Facility, interest at LIBOR, as defined, plus 1.375%	—	995,363
Debt issuance costs, Existing Term A Facility and Existing Revolving Credit Facility	—	(18,396)
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(7,086)	(7,703)
0.25% Convertible Senior Notes	—	341,501
Debt issuance costs and discount, 0.25% Convertible Senior Notes	—	(339)

Total debt	4,424,833	2,300,426
Current portion of long-term debt	(74,910)	(403,212)
Long-term debt, less current portion	$4,349,923	$1,897,214
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (“the Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (“the Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of March 31, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs, of $69 million and $183 million in the three and nine months ended March 31, 2023, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
On the Closing Date, the Borrower and certain of its direct and indirect subsidiaries, provided a guaranty of all obligations of the Borrower and the other loan parties under the Credit Agreement and the other loan documents, secured cash management agreements and secured hedge agreements with the lenders and/or their affiliates (subject to certain exceptions). The Borrower and the other guarantors have also granted a security interest in substantially of their assets to secure such obligations.
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
The Company capitalized approximately $90 million of debt issuance costs during the nine months ended March 31, 2023. These capitalized costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheet. Amortization of debt issuance costs related to the New Term Facilities for the three and nine months ended March 31, 2023 totaled $5 million and $14 million, respectively, and is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). As of March 31, 2023, the Company was in compliance with all covenants under the New Term Facilities.

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
Debt extinguishment costs related to the termination of the Prior Credit Agreement of $17 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the nine months ended March 31, 2023.
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement, the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the "Bridge Loan Commitment"). As a result of the issuance and sale of the Senior Notes, the Bridge Loan Commitment was terminated. During the nine months ended March 31, 2023, the Company incurred expenses of $18 million, respectively, related to the termination of the Bridge Loan Commitment, which is included in other expense (income) in the Condensed Consolidated Statements of Earnings (Loss). There will be no additional expense related to the Bridge Loan Commitment going forward.
Debt Assumed through Acquisition
The Company assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $25 million as of March 31, 2023. The terms loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023, and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $38 million in the three and nine months ended March 31, 2023, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of March 31, 2023, the Company was in compliance with all covenants under the Indenture.
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
On the Maturity Date, $4 million aggregate principal amount of Convertible Notes remained outstanding, and was repaid in cash, and the Convertible Notes are no longer outstanding. At the Maturity Date, the accrued interest on the Coherent Convertible Notes was immaterial. The total interest expense related to the Convertible Notes was immaterial for both the three and nine months ended March 31, 2023 and March 31, 2022.
Aggregate Availability
The Company had aggregate availability of $348 million under its Revolving Credit Facility as of March 31, 2023.

Note 9.    Income Taxes
The Company’s year-to-date effective income tax rate at March 31, 2023 was 33% compared to an effective tax rate of 18% for the same period in 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2023 and June 30, 2022, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $66 million and $37 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $27 million of the gross unrecognized tax benefits at March 31, 2023 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million and $3 million at March 31, 2023 and June 30, 2022, respectively.
Fiscal years 2019 to 2022 remain open to examination by the Internal Revenue Service, fiscal years 2018 to 2022 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2022 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in California for the years ended September 30, 2018 through September 30, 2019; Colorado for the years ended September 30, 2018 through September 30, 2021; Vietnam for the years ended September 30, 2018 through September 30, 2021; Singapore for the year ended September 30, 2020; and Germany for the years ended September 30, 2011 through September 30, 2020. The Company believes its income tax reserves for these tax matters are adequate.

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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Finance lease cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	279	851
Total finance lease cost	696	2,101
Operating lease cost	13,324	39,817
Total lease cost	$14,020	$41,918

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$279	$851
Operating cash flows from operating leases	12,578	37,843
Financing cash flows from finance leases	369	1,056

Weighted-Average Remaining Lease Term (in Years)
Finance leases	8.8
Operating leases	6.7

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	5.5%

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,255
Interest on lease liabilities	298	907
Total finance lease cost	$715	$2,162
Operating lease cost	9,240	27,635
Sublease income	—	507
Total lease cost	$9,955	$29,290

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$298	$907
Operating cash flows from operating leases	8,899	26,565
Financing cash flows from finance leases	332	954

Note 11.    Equity and Redeemable Preferred Stock
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
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
The Company recognized $7 million and $21 million of preferred stock dividends for the three and nine months ended March 31, 2023, respectively, associated with the Mandatory Convertible Preferred Stock. The Company recognized $7 million and $21 million of preferred stock dividends for the three and nine months ended March 31, 2022, respectively, associated with the Mandatory Convertible Preferred Stock. The preferred dividends were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of March 31, 2023.
The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Dividends per share	$3.00	$3.00	$9.00	$9.00
Mandatory Convertible Preferred Stock dividends ($000)	6,900	6,900	20,700	20,700
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
The Company recognized $29 million and $87 million of preferred stock dividends related to the Series B Preferred Stock for the three and nine months ended March 31, 2023, respectively. The Company recognized $10 million and $30 million of preferred stock dividends related to the Series B Preferred Stock for the three and nine months ended March 31, 2022, respectively. The preferred stock dividends were presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheet as of March 31, 2023.
The following table presents dividends per share and dividends recognized for the three and nine months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Dividends per share	$136	$137	$404	$403
Dividends ($000)	27,969	9,732	83,267	28,743
Deemed dividends ($000)	1,202	516	3,570	1,490

Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three and nine months ended March 31, 2023, as the Company was in a net loss position, no dilution was included in the calculation of earnings (loss) per share.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and nine months ended March 31, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of outstanding convertible debt, the Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine months ended March 31, 2023 and March 31, 2022 ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator
Net earnings (loss)	$2,546	$49,002	$(81,224)	$191,123
Deduct Series A preferred stock dividends	(6,900)	(6,900)	(20,700)	(20,700)
Deduct Series B dividends and deemed dividends	(29,171)	(10,248)	(86,837)	(30,233)
Basic earnings (loss) available to common shareholders	$(33,525)	$31,854	$(188,761)	$140,190

Effect of dilutive securities:
Add back interest on Convertible Notes (net of tax)	$—	$571	$—	$1,650
Diluted earnings (loss) available to common shareholders	$(33,525)	$32,425	$(188,761)	$141,840

Denominator
Weighted average shares	139,113	106,323	136,990	106,079
Effect of dilutive securities:
Common stock equivalents	—	3,296	—	3,001
Convertible Notes	—	7,330	—	7,330
Diluted weighted average common shares	139,113	116,949	136,990	116,410

Basic earnings (loss) per common share	$(0.24)	$0.30	$(1.38)	$1.32

Diluted earnings (loss) per common share	$(0.24)	$0.28	$(1.38)	$1.22
The following table presents potential shares of Coherent Common Stock excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive for the three and nine months ended March 31, 2023 and March 31, 2022 ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Common stock equivalents	2,416	2	2,334	12
Convertible Notes	—	—	1,491	—
Series A Mandatory Convertible Preferred Stock	10,697	8,915	10,331	8,915
Series B Convertible Preferred Stock	26,511	9,217	26,185	9,105
Total anti-dilutive shares	39,624	18,134	40,341	18,032

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
The accounting policies are consistent across each segment. To the extent possible, the Company’s corporate expenses and assets are allocated to the segments. The expenses associated with the Legacy Coherent acquisition for the three and nine months ended March 31, 2023 are wholly allocated to the Lasers segment. For the three and nine months ended March 31, 2022, the expenses associated with the acquisition of Legacy Coherent were not allocated to an operating segment, and were presented in Unallocated and Other. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
The following tables summarize selected financial information of the Company’s operations by segment ($000):

	Three Months Ended March 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$551,099	$323,769	$365,326	$—	$1,240,194
Inter-segment revenues	17,759	96,604	317	(114,680)	—
Operating income (loss)	49,476	67,826	(49,914)	—	67,388
Interest expense	—	—	—	—	(75,183)
Other income (expense), net	—	—	—	—	3,048
Income tax benefit	—	—	—	—	7,293
Net earnings	—	—	—	—	2,546
Depreciation and amortization	41,369	29,242	90,330	—	160,941
Expenditures for property, plant & equipment	6,441	78,666	12,038	—	97,145
Segment assets	3,435,816	2,275,614	8,406,202	—	14,117,632
Goodwill	1,012,006	273,341	3,219,790	—	4,505,137

	Three Months Ended March 31, 2022
	Networking	Materials	Unallocated & Other	Total
Revenues	$559,560	$268,164	$—	$827,724
Inter-segment revenues	23,945	59,345	(83,290)	—
Operating income (loss)	54,618	61,754	(9,604)	106,768
Interest expense	—	—	—	(43,499)
Other income (expense), net	—	—	—	(241)
Income taxes	—	—	—	(14,027)
Net earnings	—	—	—	49,002
Depreciation and amortization	44,126	28,691	—	72,817
Expenditures for property, plant & equipment	18,363	75,939	—	94,302

	Nine Months Ended March 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$1,756,327	$1,061,809	$1,136,913	$—	$3,955,049
Inter-segment revenues	54,129	277,502	1,400	(333,031)	—
Operating income (loss)	230,497	224,633	(337,020)	—	118,110
Interest expense	—	—	—	—	(207,976)
Other income (expense), net	—	—	—	—	(32,253)
Income tax benefit	—	—	—	—	40,895
Net earnings	—	—	—	—	(81,224)
Depreciation and amortization	124,384	83,804	269,948	—	478,136
Expenditures for property, plant & equipment	80,654	215,038	47,307	—	342,999

	Nine Months Ended March 31, 2022
	Networking	Materials	Unallocated & Other	Total
Revenues	$1,607,114	$822,540	$—	$2,429,654
Inter-segment revenues	80,666	199,202	(279,868)	—
Operating income (loss)	164,481	165,071	(29,511)	300,041
Interest expense	—	—	—	(72,752)
Other income (expense), net	—	—	—	5,535
Income taxes	—	—	—	(41,701)
Net earnings	—	—	—	191,123
Depreciation and amortization	128,504	85,031	—	213,535
Expenditures for property, plant & equipment	53,779	142,211	—	195,991

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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock Options and Cash-Based Stock Appreciation Rights	$767	$1,635	$927	$4,107
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	29,533	13,317	103,003	44,449
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,936	2,614	13,267	8,380
	$33,236	$17,566	$117,197	$56,936

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
The Company entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to its variable interest rate debt by effectively converting it to a fixed interest rate. Through February 28, 2023, the Company received payments based on the one-month LIBOR and made payments based on a fixed rate of 1.52%. The Company received payments with a floor of 0.00%. The interest rate swap agreement had an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap was decreased to $825 million in June 2022 and will remain at that amount through the expiration date. On March 20, 2023, the Company amended its $825 million interest rate swap ("Amended Swap"), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with the amended credit agreement. See Note 8. Debt for further information. Under the Amended Swap, the Company receives payments based on the one-month SOFR and makes payments based on a fixed rate of 1.42%. The Company receives payments with a floor of 0.10%. The Company designated this instrument as a cash flow hedge and deemed the hedge relationship effective at inception of the contract and amended contract.
The fair value of the interest rate swap of $35 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of March 31, 2023. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, the Company entered into an interest rate cap ("the Cap") with an effective date of July 1, 2023. On March 20, 2023, the Company amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with the amended credit agreement. See Note 8. Debt for further information. The Cap manages the Company's exposure to interest rate movements on a portion of the Company's floating rate debt. The Cap provides the Company with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, the Company will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $28 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of March 31, 2023.

The Cap, as amended, is designed to mirror the terms of the Credit Agreement as amended on March 31, 2023. The Company designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Loan Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The Cap is classified as a Level 2 item within the fair value hierarchy.
The Company estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to March 31, 2023; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. The Company concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Convertible Notes and Senior Notes were as followed ($000):

	March 31, 2023		June 30, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Notes	$—	$—	$382,601	$341,162
Senior Notes	$901,326	$982,914	$865,527	$982,297
The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings including its lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
The Company, from time to time, purchases foreign currency forward exchange contracts that permit it to transact specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose the Company's earnings, on the revaluation of its aggregate net assets or liabilities in respective currencies, to foreign currency risk. At March 31, 2023, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and nine months ended March 31, 2023 were $0 million and $5 million, respectively, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).

Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of Coherent Common Stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase any shares pursuant to this Program during the quarter ended March 31, 2023. As of March 31, 2023, the Company has cumulatively purchased 1,416,587 shares of Coherent Common Stock pursuant to the Program for approximately $22 million. The dollar value of shares as of March 31, 2023 that may yet be purchased under the Program is approximately $28 million.

Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the nine months ended March 31, 2023 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)
Other comprehensive income before reclassifications	157,805	17,895	7,646	1,151	184,497
Amounts reclassified from AOCI	—	(11,876)	—	—	(11,876)
Net current-period other comprehensive income	157,805	6,019	7,646	1,151	172,621
AOCI - March 31, 2023	$123,233	$17,754	$21,952	$7,515	$170,454

Note 18.    Subsequent Events
On May 10, 2023, the Company announced that it plans to take certain additional restructuring actions that will run through the end of fiscal year 2025 (the "Plan") in light of the macro conditions and its ongoing efforts to make the Company more efficient. The Plan includes certain restructuring actions including workforce reductions to reduce costs and expenses as well as site consolidations, including the relocation of certain manufacturing facilities, to increase its resiliency and lower its costs. We anticipate incurring approximately $150 million to $200 million of restructuring and other non-recurring costs to reduce the workforce and relocate facilities, among others, in connection with the Plan.
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide “SiC” business. The Company expects to consider a range of strategic alternatives including a minority investment in the SiC business by a strategic or financial partner, joint venture, and/or a sale of the SiC business.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 1 of this quarterly report. Coherent’s MD&A is presented in eight sections:
•Forward-Looking Statements
•Overview
•Acquisition and Background of Coherent, Inc.
•Critical Accounting Estimates
•Transfer to the New York Stock Exchange
•Subsequent Events
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
Legacy Coherent's products are manufactured at sites in California, Oregon, Michigan, New Jersey, and Connecticut in the United States; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, Singapore, and Malaysia in Asia. In addition, Legacy Coherent uses contract manufacturers in southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.
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
Transfer to New York Stock Exchange
On February 8, 2023, the Company announced the voluntary transfer of the listing of its common stock, no par value ("Coherent Common Stock") and Series A Mandatory Convertible Preferred Stock. no par value ("Mandatory Convertible Preferred Stock") from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”), effective as of the close of trading on February 22, 2023. The Coherent Common Stock and Mandatory Convertible Preferred Stock began trading on the NYSE February 23, 2023, under the ticker symbols “COHR” and “IIVI”, respectively.
Subsequent Events
On May 10, 2023, the Company announced that it plans to take certain additional restructuring actions that will run through the end of fiscal year 2025 (the "Plan") in light of the macro conditions and its ongoing efforts to make the Company more efficient. The Plan includes certain restructuring actions including workforce reductions to reduce costs and expenses as well as site consolidations, including the relocation of certain manufacturing facilities, to increase its resiliency and lower its costs. We anticipate incurring approximately $150 million to $200 million of restructuring and other non-recurring costs to reduce the workforce and relocate facilities, among others, in connection with the Plan.
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide “SiC” business. The Company expects to consider a range of strategic alternatives including a minority investment in the SiC business by a strategic or financial partner, joint venture, and/or a sale of the SiC business.

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2023 and 2022 ($ in millions):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		% of Revenues		% of Revenues
Total revenues	$1,240	100%	$828	100%
Cost of goods sold	820	66	506	61
Gross margin	420	34	322	39
Operating expenses:
Internal research and development	126	10	97	12
Selling, general and administrative	226	18	118	14
Interest and other, net	72	6	44	5
Earnings (loss) before income taxes	(5)	—%	63	8
Income taxes	(7)	(1)%	14	2
Net earnings (loss)	$3	—%	$49	6%

Diluted earnings (loss) per share	$(0.24)		$0.28

	Nine Months Ended March 31, 2023		Nine Months Ended March 31, 2022
		% of Revenues		% of Revenues
Total revenues	$3,955	100%	$2,430	100%
Cost of goods sold	2,680	68	1,490	61
Gross margin	1,275	32	940	39
Operating expenses:
Internal research and development	376	10	281	12
Selling, general and administrative	781	20	358	15
Interest and other, net	240	6	67	3
Earnings (loss) before income taxes	(122)	(3)%	233	10
Income taxes	(41)	(1)%	42	2
Net earnings (loss)	$(81)	(2)%	$191	8%

Diluted earnings (loss) per share	$(1.38)		$1.22
Consolidated
Revenues. Revenues for the three months ended March 31, 2023 increased 50% to $1,240 million, compared to $828 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2023 increased 63% to $3,955 million, compared to $2,430 million for the same period last fiscal year. The majority of the increase in revenue for both the three and nine months ended March 31, 2023 is driven by the Lasers segment, which was acquired in our acquisition of Legacy Coherent. The remaining contributions to the increased revenues were from the Materials segment in the three months ended March 31, 2023 and from both the Materials and Networking segments in the nine months ended March 31, 2023. Lasers revenue for the three months ended March 31, 2023 was $365 million, of which 72% was in the industrial end market and 28% in the instrumentation end market. Lasers revenue for the nine months ended March 31, 2023 was $1,137 million, of which 74% was in the industrial end market and 26% in the instrumentation end market.
Organic revenue growth was $47 million, or 6%, year-over-year for the three months ended March 31, 2023. Materials contributed $56 million of this organic growth year-over-year, with $76 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the communications, industrial and instrumentation end markets. Networking decreased $8 million year-over-year, with decreases from our communications end market.

Organic revenue growth was $388 million, or 16%, year-over-year for the nine months ended March 31, 2023. Materials contributed $239 million of this organic growth year-over-year, with $289 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the industrial end market. Networking increased $149 million year-over-year, with growth in both telecom and datacom.
Gross margin. Gross margin for the three months ended March 31, 2023 was $420 million, or 34% of total revenues, compared to $322 million, or 39% of total revenues, for the same period last fiscal year, a decrease of 500 basis points. The decrease as a percent of revenue for the three months ended March 31, 2023 included $21 million of incremental amortization expense related to technology acquired as a result of the Merger. Gross margins excluding the incremental amortization decreased 327 basis points for the three months ended March 31, 2023 compared to the prior year period primarily due to lower revenues, less favorable mix of revenues, underutilized operating capacity in several plants, and the unfavorable foreign exchange rates.
Gross margin for the nine months ended March 31, 2023 increased to $1,275 million, or 32% of total revenues, compared to $940 million, or 39% of total revenues, for the same period last fiscal year, and decreased as a percent of revenue year-over-year by 650 basis points. The decrease as a percent of revenue for the nine months ended March 31, 2023 was driven by $158 million of additional expense related to the preliminary fair value adjustment on acquired inventory from the acquisition of Legacy Coherent (“Merger”), as well as $64 million of incremental amortization expense related to technology acquired as a result of the Merger. Gross margins excluding the fair value adjustment on acquired inventory and incremental amortization decreased 82 basis points for the nine months ended March 31, 2023 compared to the prior year period.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2023 were $126 million, or 10% of revenues, compared to $97 million, or 12% of revenues, for the same period last fiscal year. IR&D for the nine months ended March 31, 2023 increased 34% to $376 million, or 10% of revenues, compared to $281 million, or 12% of revenues, for the same period last fiscal year. The increase for the three and nine months ended March 31, 2023 was driven by an additional $34 million and $96 million, respectively, of IR&D expenses from the Lasers segment. As a percent of sales, IR&D spend in the Materials segment decreased 5% for each of the three and nine month periods ended March 31, 2023 compared to the prior year periods due to the launch of new products.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 were $226 million, or 18% of revenues, compared to $118 million, or 14% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2023 were $781 million, or 20% of revenues, compared to $358 million, or 15% of revenues, for the same period last fiscal year. The increase in SG&A as a percentage of revenue for the three months ended March 31, 2023 compared to the same period last fiscal year was the result of the comparatively larger sales and administrative efforts required to sell an entire laser system versus components and subsystems, as well as incremental amortization expense of $52 million. The increase in SG&A as a percentage of revenue for the nine months ended March 31, 2023 compared to the same period last fiscal year was the result of the comparatively larger sales and administrative efforts required to sell an entire laser system versus components and subsystems, incremental amortization expense of $156 million and higher one time-charges related to the Merger of $79 million for integration, share-based compensation, and transaction fees.
Interest and other, net. Interest and other, net for the three months ended March 31, 2023 was expense of $72 million, compared to expense of $44 million for the same period last fiscal year, an increase of $28 million. Included in interest and other, net, were interest expense on borrowings, equity gains and losses from unconsolidated investments, foreign currency gains and losses, amortization of debt issuance costs, and interest income on excess cash balances. For the three months ended March 31, 2023, the increase of $28 million in comparison to the same period last fiscal year was driven by $32 million of incremental interest expense due to the new debt assumed in the financing of the Merger partially offset by $2 million incremental interest income. Interest and other, net for the nine months ended March 31, 2023 was expense of $240 million, compared to expense of $67 million for the same period last fiscal year, an increase of $173 million. The increase of $173 million in comparison to the same period last fiscal year was driven by $135 million incremental interest expense due to the new debt assumed in the financing of the Merger, $35 million incurred in the current year related to financing of the Merger and $9 million incremental net foreign currency losses, with a foreign currency loss of $4 million for the nine months ended March 31, 2022 as compared to a foreign currency gain of $5 million for the current nine-month period. The increases were partially offset by $4 million of incremental interest income.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2023 was 33% compared to an effective tax rate of 18% for the same period in 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to nondeductible expenses and tax rate differentials between U.S. and foreign jurisdictions.

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
Networking ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2023	2022		2023	2022
Revenues	$551	$560	(2)%	$1,756	$1,607	9%
Operating income	$49	$55	(9)%	$230	$164	40%
Revenues for the three months ended March 31, 2023 decreased 2% to $551 million, compared to $560 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2023 increased 9% to $1,756 million, compared to $1,607 million for the same period last fiscal year. The decrease in revenue of $8 million during the three months ended March 31, 2023 was primarily due to decreases in the communications market driven by decreased revenues in the communications end market. The increase in revenues of $149 million during the nine months ended March 31, 2023 was primarily due to increased revenue year-over-year in the communications market.
Operating income for the three months ended March 31, 2023 decreased 9% to $49 million, compared to operating income of $55 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2023 increased 40% to $230 million, compared to operating income of $164 million for the same period last fiscal year. The decrease in operating income for the three months ended months ended March 31, 2023 was driven by lower sales and the unfavorable impact of foreign exchange rates partially offset by lower variable compensation costs and the leveraging of corporate resources across each of our three segments. The increase in operating income for the nine months ended March 31, 2023 was driven by strong sales, lower variable compensation costs and the leveraging of corporate resources across each of our three segments.
Materials ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues	$324	$268	21%	$1,062	$823	29%
Operating income	$68	$62	10%	$225	$165	36%
Revenues for the three months ended March 31, 2023 increased 21% to $324 million, compared to revenues of $268 million for the same period last fiscal year. Compared to the three months ended March 31, 2022, Materials contributed an additional $56 million year-over-year, with $76 million growth in the electronics end market for consumer products and electric vehicles as well as in semiconductor equipment. The growth was partially offset by softer revenues in datacom and precision manufacturing markets. Revenues for the nine months ended March 31, 2023 increased 29% to $1,062 million, compared to revenues of $823 million for the same period last fiscal year. The increase in revenues of $239 million during the nine months ended March 31, 2023 was primarily related to the increase in demand in the electronics end market from innovations in sensing products.

Operating income for the three months ended March 31, 2023 increased 10% to $68 million, compared to operating income of $62 million for the same period last fiscal year, primarily driven by strong sales in electronics markets and lower costs for reliance on corporate resources for some services. The margin percentage was lower than the three months ended March 31, 2022 due to mix and variations in demand across the operations. Operating income for the nine months ended March 31, 2023 increased 36% to $225 million, compared to $165 million of operating income for the same period last fiscal year. The increase in operating income for the nine months ended March 31, 2023 was driven by strong sales in electronics markets, partially offset by slower sales in industrial markets. The margin percentage was lower than the nine months ended March 31, 2022 due to mix and variations in demand across the operations.
Lasers ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues	$365	$—	N/A	$1,137	$—	N/A
Operating income	$(50)	$—	N/A	$(337)	$—	N/A
Revenues for the three months ended March 31, 2023 were $365 million, with 72% of revenues from the industrial end market and 28% from the instrumentation end market. Revenues for the nine months ended March 31, 2023 were $1,137 million, with 74% of revenues from the industrial end market and 26% from the instrumentation end market.
Operating loss for the three months ended March 31, 2023 was $50 million. The loss was driven by $73 million of amortization expense related to the preliminary fair value of intangible assets acquired, and $13 million of integration costs. Operating loss for the nine months ended March 31, 2023 was $337 million. The loss was driven by $222 million of amortization expense related to the preliminary fair value of intangible assets acquired, $158 million of amortization of the preliminary fair value step-up on acquired inventory, one-time charges of $39 million for transaction fees and financing, $48 million of integration costs, and $18 million of nonrecurring share based compensation.
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

Sources (uses) of cash (millions):

	Nine Months Ended March 31,
	2023	2022
Proceeds from long-term borrowings and revolving credit facility	$3,715	$—
Net proceeds from debt and equity issuances	1,358	990
Net cash provided by operating activities	453	276
Effect of exchange rate changes on cash and cash equivalents and other items	23	43
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	22	17
Other items	(3)	(2)
Payments on Convertible Debt and Finisar Notes	(4)	(15)
Payment of dividends	(21)	(28)
Payments in satisfaction of employees' minimum tax obligations	(52)	(15)
Debt issuance costs	(127)	(10)
Additions to property, plant & equipment	(343)	(196)
Payments on existing debt	(1,209)	(47)
Purchases of businesses, net of cash acquired	(5,489)	—
Operating activities:
Net cash provided by operating activities was $452 million for the nine months ended March 31, 2023 compared to $276 million of net cash provided by operating activities for the same period last fiscal year. The increase in cash flows provided by operating activities during the nine months ended March 31, 2023 compared to the same period last fiscal year was primarily due to improved management of working capital accounts.
Investing activities:
Net cash used by investing activities was $5.8 billion for the nine months ended March 31, 2023, compared to net cash used of $202 million for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures increased by $147 million year-over-year, to continue to increase capacity to meet the growing demand for the Company’s product portfolio.
Financing activities:
Net cash provided by financing activities was $3.7 billion for the nine months ended March 31, 2023, compared to net cash provided by financing activities of $891 million for the same period last fiscal year. Cash inflow for the current year-to-date period was from borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent's Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company's existing senior credit facilities.
Senior Credit Facilities as of June 30, 2022
On July 1, 2022, the amounts outstanding under the Company's prior senior credit facilities were repaid in full using proceeds from the New Term Facilities (defined below).

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of March 31, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $69 million and $183 million for the three and nine months ended March 31, 2023, respectively, which is included in interest expense in the Consolidated Statements of Earnings (Loss).
During the nine months ended March 31, 2023, the Company made payments of $145 million for the Term Facilities, including voluntary prepayments of $110 million.
As of March 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility. In the three months ended December 31, 2022, we repaid the $65 million that was borrowed in the three months ended September 30, 2022.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	March 31, 2023	June 30, 2022
Cash, cash equivalents, and restricted cash	$901	$2,582
Available borrowing capacity under New Revolving Credit Facility	348	450
Total debt obligations	4,425	2,300
On July 1, 2022, the Company utilized $2.1 billion of cash, cash equivalents, and restricted cash as part of the funding required to complete the Coherent acquisition. The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in internal research and development, and internal and external growth objectives at least through the next twelve months.
The Company’s cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2023, the Company held approximately $649 million of cash and cash equivalents outside of the United States. Cash balances held outside the United States could be repatriated to the United States.
At March 31, 2023, we had $21 million of restricted cash.
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

Changes in Internal Control over Financial Reporting
In July 2022, we completed the acquisition of Legacy Coherent. We are in the process of integrating Legacy Coherent into our systems and control environment as of March 31, 2023. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) were implemented during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Legacy Coherent’s operations are included in the Company’s unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the entire period from July 1, 2022 to March 31, 2023 and represented 60% of the Company’s consolidated total assets as of March 31, 2023 and 29% of the Company’s consolidated total revenues for the three months ended March 31, 2023.
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
Interest Rate Risks
As of March 31, 2023, the Company’s total borrowings include variable rate borrowings, which expose the Company to changes in interest rates. On November 24, 2019, the Company entered into an interest rate swap contract to limit the exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. On March 20, 2023, the Company amended the swap contract. If the Company had not effectively hedged its variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $12 million and $36 million for the three and nine months ended March 31, 2023, respectively.
On February 23, 2022, the Company entered into an interest rate cap (the "Cap"), with an effective date of July 1, 2023. On March 20, 2023, the Company amended the swap contract. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the three and nine months ended March 31, 2023.

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

Item 6.    EXHIBITS

Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
4.01*	Second Supplemental Indenture, dated as of May 5, 2023, by and among Coherent Corp., Coherent NA, Inc. and U.S. Bank Trust Company, National Association
10.01*	Amendment No. 1 to Credit Agreement, dated as of March 31, 2023, by and among Coherent, Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto.
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

Coherent Corp.
(Registrant)

Date: May 10, 2023	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: May 10, 2023	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Chief Financial Officer and Treasurer