Form 10-K
period 2023-06-30
COHERENT CORP.
filed 2023-08-18
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2023
☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                     to                     .
Commission File Number: 001-39375
COHERENT CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1214948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Saxonburg Blvd.
Saxonburg, PA	16056
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 724-352-4455
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	COHR	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, no par value	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding common stock, no par value, held by non-affiliates of the Registrant at December 31, 2022, was approximately $4,841,177,890 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of common stock, no par value, at August 15, 2023, was 150,397,328.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2023 Annual Meeting of Shareholders of Coherent Corp., are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2024 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.
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
Coherent Corp. does communicate with securities analysts from time to time and those communications are conducted in accordance with applicable securities laws. Investors should not assume that Coherent Corp. agrees with any statement or report issued by any analyst, irrespective of the content of the statement or report.
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
•We are subject to complex and rapidly changing import and export regulations which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
•We may fail to accurately estimate the size and growth rate of our markets and our customers’ demands.
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
•We depend on highly complex manufacturing processes that require strategic materials, components, and products from limited sources of supply.
•We participate in the semiconductor capital equipment market, which requires significant research and development expenses to develop and maintain products, and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.
•There are risks associated with our participation in the display capital equipment market, including as a result of there being a relatively limited number of end customer manufacturers.
•Increases in commodity prices and diminished availability of rare earth minerals and noble gases may adversely affect our results of operations and financial condition.
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
•Inflation and increased borrowing costs could impact our cash flows and profitability.
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
•Our global operations are subject to complex and rapidly changing legal and regulatory requirements.
•We may face particular data privacy and security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
•Data breach incidents and breakdowns of information and communication technologies could disrupt our operations, subject us to legal claims, and impact our financial results.
•We use and generate potentially hazardous substances that are subject to stringent environmental and safety regulations.
•We have a substantial amount of debt, which could adversely affect our business, financial condition, or results of operations and prevent us from fulfilling our debt-related obligations.
•The agreements that govern our senior credit facilities and our 5.000% senior notes due 2029 contain various covenants that impose restrictions on our business, which may affect our ability to operate our businesses.
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
•The adoption of new climate change regulations may result in increased financial costs and/or losses.
•Some of our business units depend from time to time on large purchases from a few large customers, and any loss, cancellation, reduction, or delay in purchases by these large customers could harm the longevity of the business.

•Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
•We have announced that we are reviewing strategic alternatives for our silicon carbide business, but there can be no assurance that a strategic transaction will be completed or that we will achieve the expected benefits of any strategic transaction that we determine to pursue.
•Our operations may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities.
•Failure to accurately forecast our customer demands and our resulting revenues could result in additional charges for obsolete or excess inventories or noncancellable purchase commitments.
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
Risks Relating to Our Capital Stock
•The trading prices for our common stock have been volatile in the past and may be volatile in the future.
•Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and the Pennsylvania Associations Code (the “Code”) may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.
•We do not currently intend to pay dividends on our common stock; holders will benefit from an investment in our common stock only if it appreciates in value and by the intended anti-dilution actions of our share-buyback program.
•Our ability to declare and pay dividends on our capital stock may be limited, including by the terms of our existing Credit Agreement.
•Our common stock is subordinate to our existing and future indebtedness; the Series B Preferred Stock; and any other preferred stock we may issue in the future. Our Series B Preferred Stock ranks junior to all of our and our subsidiaries’ consolidated liabilities.
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

PART I
Item 1.        BUSINESS
Definitions
Coherent Corp. (“Coherent,” the “Company,” “we,” “us,” or “our”), a global leader in materials, networking, and lasers, is a vertically integrated manufacturing company that develops, manufactures, and markets engineered materials, optoelectronic components and devices, and lasers for use in the industrial, communications, electronics, and instrumentation markets. Our headquarters are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, USA. Our telephone number is +1-724-352-4455. Reference to “Coherent,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to Coherent Corp. and its wholly owned subsidiaries.
The following defined terms are used in this Annual Report on Form 10-K: artificial intelligence (AI); bismuth telluride (Bi2Te3); cadmium telluride (CdTe); carbon dioxide (CO2); chemical vapor deposition (CVD) of materials including diamond; continuous wave (CW); datacenter interconnect (DCI); dense wavelength division multiplexing (DWDM); diversity, equity, and inclusion (DEI); edge-emitting lasers (EELs); extreme-ultraviolet (EUV) lithography; fifth-generation (5G) wireless; fourth-generation (4G) wireless; gallium arsenide (GaAs); gallium antimonide (GaSb), gallium nitride (GaN); Geostationary Operational Environment Satellite Program (GOES); gigabit per second (Gbps); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); high-energy laser (HEL); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); kilowatt (kW); light detection and ranging (LiDAR); liquid crystal (LC); liquid crystal on silicon (LCoS); machine learning (ML); metal-oxide-semiconductor field-effect transistor (MOSFET); millimeters (mm); nanometers (nm); near-infrared (NIR); optical channel monitor (OCM); optoelectronic chip hybrid integration platform (OCHIP); original equipment manufacturer (OEM); optical time-domain reflectometer (OTDR); polymerase chain reaction (PCR); radio frequency (RF); reconfigurable optical add/drop multiplexer (ROADM); research and development (R&D); silicon carbide (SiC); terabit per second (Tbps); three-dimensional (3D); ultraviolet (UV); vertical-cavity surface-emitting laser (VCSEL); virtual reality (VR); wavelength division multiplexing (WDM); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).
General Description of Business
We develop, manufacture, and market engineered materials, optoelectronic components and devices, optical and laser subsystems and systems for use in the industrial, communications, electronics, and instrumentation markets. We use advanced engineered materials growth technologies and proprietary high-precision fabrication, microassembly, optical thin-film coating, and electronic integration to manufacture complex optoelectronic devices and modules. Our products are deployed in a variety of market verticals, including (i) precision manufacturing; (ii) semiconductor capital equipment; (iii) display capital equipment; (iv) aerospace & defense; (v) telecommunication networks; (vi) data communication networks; (vii) consumer electronics; (viii) automotive; (ix) life sciences; and (x) scientific instruments.
We generate almost all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a broad portfolio of products and services for our end markets. We also generate revenue, earnings, and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials, and products.
Our customer base includes original equipment manufacturers; laser end users; system integrators of high-power lasers; manufacturers of equipment and devices for the industrial, communications, electronics, and instrumentation markets; U.S. government prime contractors; and various U.S. government agencies.
Through R&D investments and our strategic acquisitions, we have expanded our portfolio of materials and product platforms. We have a strong core competency in bulk and epitaxial crystal growth that enable differentiated products. We believe that the materials we grow and fabricate are differentiated by one or a combination of unique optical, electrical, magnetic, thermal, and mechanical properties.
Our optics are shaped by precision surfacing techniques to meet the most stringent requirements for flat or curved geometries, functionalized with smooth or structured surfaces, or with patterned metallization. Proprietary processes developed at our global optical coating centers differentiate our products’ durability against HELs and extreme operating environments. Optical coatings also provide the desired spectral characteristics, ranging from the ultraviolet to the far-infrared. We leverage these capabilities to deliver miniature to large-scale precision optical assemblies, including those in combination with thermal-management components, integrated electronics, and software.
We also offer a broad portfolio of compound semiconductor lasers that are used in a variety of applications in our end markets. These lasers enable optical signal transmission, reception, and amplification in terrestrial and submarine communications networks; high-bit-rate server connectivity between and within datacenters; optical communications network monitoring; materials processing; and fast and accurate measurements in biomedical instruments and sensing in consumer electronics. We are a major supplier of silicon carbide substrates for the power electronics market and for the wireless mobile market.

We continue to improve our operational capabilities, develop next-generation products, and invest in new technology platforms to drive growth in the short and the long term. With our strategic focus on fast-growing and sustainable markets, we pursue our mission of enabling the world to be safer, healthier, closer, and more efficient, and strive to attain our vision of a world transformed through innovations vital to a better life today and the sustainability of future generations.
Acquisition and Background of Coherent, Inc.
The acquisition of Coherent, Inc. (“Legacy Coherent”), one of the world’s leading providers of laser and optics-based product solutions, closed on July 1, 2022. For the full fiscal year 2023, Legacy Coherent is included in the combined company and renamed as the Lasers segment. The Lasers segment’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing, and aerospace & defense, as well as instrumentation customers in life sciences and scientific devices.
Information Regarding Reporting Segments and Foreign Operations
In connection with the acquisition of Coherent, Inc., effective July 1, 2022, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Materials, which previously was referred to as our Compound Semiconductors segment; (ii) Networking, which previously was referred to as our Photonic Solutions segment; and (iii) Lasers segment. Effective July 1, 2022, the Company reports financial information for these three segments.
Financial data regarding our revenues, results of operations, reporting segments, and international sales for the three years ended June 30, 2023, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 14. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.
Backlog
We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. As of June 30, 2023, our backlog was approximately $2.7 billion, compared with approximately $2.3 billion as of June 30, 2022.
Global Operations
Coherent is headquartered in Saxonburg, Pennsylvania, USA, with R&D, manufacturing, and sales facilities worldwide. Our U.S. production and R&D operations are located in Arizona, California, Colorado, Connecticut, Delaware, Florida, Illinois, Massachusetts, Michigan, Mississippi, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Texas, and our non-U.S. production and R&D operations are based in Australia, China, Finland, Germany, India, Malaysia, the Philippines, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, the United Kingdom, and Vietnam. We also utilize contract manufacturers and strategic suppliers. In addition to sales offices co-located at most of our manufacturing sites, we have sales and marketing subsidiaries in Belgium, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland, Taiwan, and the United Kingdom.
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
Our workplace is defined by our people. It enables them to show up as their “best self” to work every day. This includes creating an inclusive environment in which every individual is considered a valued and valuable member of the team. We listen to the voice of the employee through focus groups, personal interviews, our open-door policy, and engagement surveys, among other methods. This rich feedback allows us to reflect and adjust our employee-focused initiatives across the globe to create a culture that recognizes their contributions and values their opinions. As a result, our human capital strategies are core to the long-term sustainability and success of the Company.

As of June 30, 2023, the Company employed approximately 27,000 employees worldwide.

	Number of employees	Percent of total
Manufacturing	21,818	82%
Research and development	2,426	9%
Sales, general and administrative	2,378	9%
Total:	26,622	100%
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
•Talent Acquisition, Development, and Training. Hiring talented individuals and continuing to develop them are critical to our operations, and we are focused on creating experiences and programs that foster growth and performance. Our Talent Acquisition teams continue their outreach efforts to engage and attract diverse, high-quality talent to our organization. We have a robust succession-planning process that identifies internal candidates for development. We provide all employees the chance to learn and develop critical skills, and we strive to attract, motivate, and retain our talent. Our Leadership Academy offers global leadership development programs for our people leaders to build their leadership capabilities. Tuition reimbursement and funding for growth and development is also built into the annual budget to ensure that Coherent has the skilled workforce we need. Our global internship programs also welcome a new talent pipeline. In fiscal 2023, we pledged $1.3 million to fund STEM educational and research programs in 2023.
•Total Rewards. Our “One Coherent” approach to total rewards provides a competitive total compensation package that attracts, motivates, and retains high-quality talent; matches total rewards of competitors with which we compete for talent; increases transparency of rewards programs, company and segment metrics, and measurement of achievements in relation to challenging objectives; balances fixed costs (benefits and base pay) and variable costs (bonus and equity), with a substantial portion of total direct compensation tied to performance; pays for performance – base, bonus, and equity reflect both company and individual performance; and aligns with the interests of our shareholders. Globally, all non-sales employees participate in a variable incentive program measured on the operating earnings of their business segment. Similarly, sales employees are incentivized on revenue and profit-after-tax attainment. Select employees are eligible to receive equity-based awards, to align employee and shareholder interests. In addition to offering competitive and fair compensation, we also offer a compelling suite of benefits, including comprehensive health benefits to all of our employees globally.

•Diversity and Inclusion. Coherent supports fundamental human rights – values inherent to all human beings. We expect all leaders and employees to treat each other with dignity, fairness, and respect. We are consciously expanding the diversity of our workforce including underrepresented groups in leadership and technical positions, creating growth and development opportunities for our employees, embracing different perspectives, and fostering an inclusive work environment. Recognizing the opportunity to increase gender representation at all levels of the organization, we piloted a Women in Leadership Program in fiscal 2023. This program is a significant investment in the development and advancement of women at Coherent and is designed to further career growth for women through targeted skill development, exposure to and coaching by senior leaders, and opportunities to network with peers across the organization. The Global Advisory Council completed our global DEI program’s strategy and objectives. Communication of this strategy to the organization has already taken place as well as the deployment of our Foundations of DEI training to employees globally to set the foundation of awareness and understanding on the concepts of DEI in our workplace. Our next step is to implement regionally relevant DEI goals in support of the global strategy for each of our global locations with the assistance of Regional Councils. Our organization continues to actively partner with CEO Action for Diversity & Inclusion to advance diversity and inclusion in the workplace. In fiscal 2023, Chair and CEO Chuck Mattera and our Chief HR Officer served as mentors in the CEO Action Mentoring Initiative. This program pairs C-suite leaders with mentees from underrepresented and diverse populations working at the director and vice president levels to take part in a range of professional development activities focused on accelerating the development of diverse senior leaders through mentoring circles. Additional Coherent executive leaders have volunteered to serve as mentors for future cohorts of this program as well as for the Optica Women Scholars Program.
Globally, approximately 44% of the workforce is female, with 11,838 females,14,893 males and 224 undisclosed as of June 30, 2023. In Coherent’s Senior Leadership Team (“SLT”), which consists of directors and above, there are 65 females and 483 males. The SLT meets quarterly to discuss strategy, business trends, company operations, financials, and people programs. Our global footprint is diverse, with approximately 17,900 employees in the Asia-Pacific region, 3,900 in Europe, and 5,200 in the Americas.
Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to manufacture and tailor the optical and physical properties of technically challenging materials, components, and photonics-based solutions across a broad array of industries. The ability to produce, process, and refine these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to our customers. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products. Ours lasers are displacing conventional technology because they can do the job faster, yield higher quality, provide overall economic benefits, and enable next generation applications.
Our network of worldwide manufacturing sites allows us to manufacture our products in regions that provide cost-effective and risk-management advantages. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include metal-organic chemical vapor deposition and molecular beam epitaxy reactors, automated computer numeric control optical fabrication, high-throughput thin-film coaters, nanoprecision metrology, and custom-engineered automated furnace controls for crystal growth processes. We provide lasers in the form of gas, semiconductor, solid state crystal or fiber which can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc., which are application specific. Manufacturing products for use across the electromagnetic spectrum requires the capability to repeatedly manufacture products with high yields to atomic tolerances. We continuously update our comprehensive quality management systems that feature manufacturing quality best practices. We are committed to delivering products within specification, on time, and with high quality, with a goal of fully satisfying customers and continually improving.

The Use of Renewable Energy
We continue to focus our efforts to convert locations to renewable energy, and our program is now in its fourth year. We continue to increase our use of renewable energy to power our operations and lower our greenhouse gas footprint. As of April 2023, we have contracts in place to cover over 50% of our total electricity requirements globally from renewable sources. That includes more than 50 sites now procuring 100% renewable electricity. We have on-site solar systems at several facilities that further contribute to our renewable energy efforts. We participate in Apple’s Supplier Clean Energy Program, and all of our Apple production is powered by 100% renewable electricity sources. Our team also works to minimize energy usage, water usage, other raw materials usage, and waste generation.
We have been recognized for excellence in some of these programs by external organizations. For example, our Dallas, Texas, facility has received a local award for its wastewater treatment program for three consecutive years and 19 years in total. Additional information can be found on the Environmental, Social, and Governance (ESG) section of our website at www.coherent.com. The website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Coherent’s website is part of this Annual Report on Form 10-K, nor is it incorporated herein by reference.
Sources of Supply
In our production processes, we use numerous optical, electrical, and mechanical parts that are sourced from third-party suppliers. These include integrated circuits, digital signal processors, mechanical housings, and optical components, and we commonly refer to them as raw materials. Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, in the Lasers segment, we currently purchase several key components and materials, including exotic materials, crystals and optics, used in the manufacture of our products from sole source or limited source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, lasers and laser-based systems.
The continued high quality of and access to these raw materials are critical to the stability and predictability of our manufacturing yields. We specify and test these raw materials at the onset of and throughout the production process. Additional research and capital investment are sometimes needed to better define future raw materials specifications. During COVID-19, we experienced some production delays due to shortages of raw materials, and while we are still seeing some challenges on certain components and infrastructure items, for the most part supplier lead times are reducing and supply is back to pre-pandemic levels. We continue to develop strategic second sources as part of our overall business continuity planning, and occasionally experience problems associated with raw materials not meeting contract specifications for quality or purity. Risks associated with reliance on third parties for the timely and reliable delivery of raw materials are discussed in greater detail in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Reporting Segments and Business Units
The Company’s organizational structure historically had been divided into two reporting segments for the purpose of making operational decisions and assessing financial performance: Photonic Solutions and Compound Semiconductors. With the acquisition of Coherent, Inc., on July 1, 2022, we added a third reporting segment, “Lasers,” which comprises nearly all of the business of Legacy Coherent. In addition, we renamed our existing two reporting segments, from Photonics Solutions to Networking and from Compound Semiconductors to Materials. Beginning with fiscal year 2023, the Company is divided into three reporting segments: (i) Materials, (ii) Networking, and (iii) Lasers. We have reported financial information for these new reporting segments in fiscal year 2023. In addition, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments.
The Networking segment leverages Coherent’s compound semiconductor technology platforms and deep knowledge of end-user applications for our key end markets to deliver differentiated components and subsystems.
The Materials segment is a market leader in engineered materials and optoelectronic devices, such as those based on ZnSe, ZnS, GaAs, InP, GaSb, and SiC. We may from time to time reorganize parts of a given segment or corporate center to drive the focus of certain priorities.
The Lasers segment’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing, and aerospace & defense, as well as instrumentation customers in life sciences and scientific instrumentation.
Coherent’s segments are organized by business unit. Each of these business units develops and markets products as described below.

Networking
Business Unit	Our Products
Telecommunications	•Products and solutions that enable high-bit-rate interconnects for communications and cloud service providers, including in terrestrial and undersea fiber-optic transmission
Datacom Transceivers	•Pluggable transceivers for Ethernet and Fibre Channel applications in cloud, hyperscale and enterprise datacenter applications, including AI/ML
Advanced Optics
•Fiber optics and precision optics used in projection displays; crystal materials and components for optical communications; high-power UV, visible, and NIR optics for industrial lasers; filters and assemblies for life sciences as well as for sensors, instrumentation, and semiconductor equipment

Materials
Business Unit	Our Products
Engineered Materials & Laser Optics
•Laser optics and accessories for CO2 lasers
•High-power fiber and direct-diode laser optics
•Infrared thermal imaging optics and assemblies
•Polycrystalline materials production including ZnSe, ZnS, and CVD diamond
•Thermoelectric components, subassemblies, and systems
•Specialty refining, recycling, and materials-recovery services for high-purity rare metals such as selenium and tellurium, as well as related chemical products such as tellurium dioxide
•Advanced ceramic and metal-matrix composite products

Laser Components & Subsystems
•High-power semiconductor lasers and laser bars
•Laser heads and modules, Q-switched laser modules, high-power uncooled pump laser modules, laser systems for superhard materials processing
•Laser processing heads and beam delivery systems for laser materials processing with industrial lasers
•High-power fiber lasers for materials processing
•EELs, VCSELs, and detectors
•High-power pumps for amplifiers
•Precision optical assemblies, infrared optics, thin-film coatings, and optical materials
•Optical solutions for critical and complex design, engineering, and production challenges in aerospace & defense

New Ventures & Wide-Bandgap Electronics Technologies	•SiC and semiconductor materials for high-frequency and high-power electronic devices
Optoelectronic Devices & Modules	•VCSELs for sensing •EELs and detectors •Integrated circuits for transceivers

Lasers
Business Unit	Our Products
Excimer Lasers	•High pulse energy UV gas and solid-state lasers from 193 nm to 355 nm •Advanced UV optical systems, line beams, and mask-based imaging systems
Solid-State Lasers North America
•Ultrafast lasers from UV to IR wavelengths
•High pulse energy UV nanosecond lasers
•Low-power continuous-wave lasers and systems
•Miniature low-power continuous-wave lasers and systems
•High-power ultrafast amplifiers
•Continuous-wave UV gas lasers

Solid-State Lasers Europe	•Ultrafast lasers from UV to IR wavelengths •High pulse energy UV nanosecond lasers •Miniature low-power continuous-wave lasers from UV to IR wavelengths
Laser Systems
•Subsystems incorporating various lasers, optics, beam manipulation, monitoring, and control electronics
•Standard systems incorporating standard subsystems in a complete mechanical housing, sold to the end user

CO2 Lasers	•kW class continuous-wave gas IR lasers •50 W to 1 kW continuous-wave and pulse gas IR lasers
Aerospace & Defense
•Specialty polishing and coating of optics, optical systems, and assemblies requiring high complexity and precision at dimensions of up to 2 meters
•Specialty lasers and laser systems
•Specialty crystals
•Specialty diode lasers

Markets
Our market-focused businesses are currently organized by technologies and products. Our businesses historically addressed the following primary markets: optical and wireless communications, industrial, aerospace & defense, semiconductor capital equipment, life sciences, consumer electronics, and automotive. In connection with the acquisition of Coherent, effective July 1, 2022, the Company reconfigured its primary markets and is reporting based on the following markets effective July 1, 2022: industrial, communications, electronics, and instrumentation.
Industrial Market Group
•Precision Manufacturing Market Vertical. Our laser optics and solutions for the industrial market remain well-positioned. Our vertically integrated and market-leading ZnSe optics and components, due to their inherent low loss at around the 10-micron wavelength, have enabled high-power CO2 laser systems for many decades and remain critical to the steady stream of new deployments as well as to continued operation, serving as replacement optics for the installed base of CO2 lasers. We continue to introduce products that address new and growing applications for low-power CO2 lasers, such as drilling and cutting plastics, textiles, leather, wood, and other organic materials, for which the CO2 laser’s 10-micron wavelength is ideally suited. CO2 lasers are also at the core of EUV lithography systems, which enable a new generation of smaller and more powerful integrated circuits.
Fiber lasers that operate at about the 1-micron wavelength in pulsed or continuous mode have taken a central role in many industrial applications, especially for metal cutting and welding along with precision machining such as marking and microdrilling. We supply a broad range of materials, components, and subsystems that enable many functions within these fiber lasers, from the laser chips that generate the input optical power to the beam delivery systems that direct the output optical power to the target. The same set of Coherent products is at the core of existing and emerging direct-diode laser systems.
Coherent’s broad portfolio of coated optics and crystal materials serves all of these growing laser markets.

•Aerospace & Defense Market Vertical. Coherent’s aerospace & defense solutions enable mission-critical capabilities for applications in HELs; contested space; and intelligence, surveillance, and reconnaissance. From uniquely grown single crystals and advanced ceramics, to completely engineered gimbal subsystems, Coherent solutions are embedded on nearly every platform in the field as well as those under development. Coherent laser beam combining and advanced lightweight gimbal technologies, along with domestically produced high-power fiber laser pumps and amplifiers, are enabling next-generation HEL systems and space-based laser communications applications. With the addition of nano-machined single-crystal silicon and grating technologies, together with Coherent’s advanced HEL coating capabilities, we enable advanced spectral beam combining and novel microstructured surface capabilities, which are highly valued within the aerospace & defense industry.
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
Our solutions for the Lunar Reconnaissance Orbiter (LRO) provided the first images proving that the astronauts’ footprints on the moon are still there. The LRO continues to orbit the moon and provide rich information for future lunar landing sites. The LRO camera and its more advanced derivatives are the basis for many advanced space imaging applications being pursued by our customers. Our solution for the OSIRIS-REx mission enables the first-ever ability for a NASA satellite to touch down on an asteroid (Bennu) and to retrieve a sample and return it to Earth. Our advanced imaging lenses and windows ensure that our customers’ vehicles are able to safely and accurately dock with the Space Station. Our advanced telescope solution for the Geostationary Lightning Mapper enables the GOES satellites to detect early lightning strikes and predict tornados a full 20 minutes before previous technology. It forms the basis for many of our customers’ advanced multispectral imaging solutions.
Coherent’s Aerospace & Defense (A&D) Division maintains separate business development, IT infrastructure, accounting, finance, engineering, and manufacturing facilities in the United States with strictly controlled access; they are dedicated to our U.S. government-supported contracts.
•Semiconductor Capital Equipment Market Vertical. Semiconductor capital equipment requires advanced materials to meet the need for tighter tolerances, enhanced thermal stability, faster wafer transfer speeds, and reduced stage settling times. Our metal matrix composites and reaction-bonded ceramics enable these applications, thanks to their optimum combination of light weight, strength, hardness, and coefficient of thermal expansion. Our reaction-bonded SiC materials are used to manufacture wafer chucks, lightweight scanning stages, and high-temperature corrosion-resistant wafer support systems. Our cooled SiC mirrors and precision patterned reticles are used in the illumination systems of lithography tools.
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
Beyond lasers, we have deep expertise in ceramics and metal matrix composites that semiconductor equipment manufacturers depend on to achieve state-of-the-art semiconductor manufacturing throughput, enabled by the exceptional mechanical and thermal properties of these materials.
•Display Market Vertical. We have achieved breakthrough laser innovations essential to manufacture displays for phones, tablets, computers, and televisions. Our laser solutions can improve precision, combining high-spatial precision and selectivity for advanced display production; they can increase productivity, offering fast, large-area processing for current and future-generation modules and panels; and they can maximize yield, maintaining superior yield along the process chain from backplane to individual display.
Communications Market Group
•Telecom Market Vertical. Coherent’s optical communications products and technologies enable next-generation high-speed optical transmission systems, networks, and datacenter solutions necessary to meet the accelerating global bandwidth demand.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic from video conferencing for work, school, and leisure; video downloads and streaming; live TV; social networking; online gaming; file sharing; enterprise IP/internet traffic; cloud computing; datacenter virtualization; and, more recently, the new optical connectivity needed to support AI/ML algorithms.
We are a global technology leader in optical communications, providing materials, subcomponents, components, modules, and subsystems to optical component and module manufacturers, networking equipment manufacturers, datacenter operators, and telecom service providers. We design products that meet the increasing demands for network bandwidth and data storage.
Our optical communications products can be divided into two main groups, optical transmission and optical transport. Our optical transmission products consist primarily of transmitters, receivers (as stand-alone parts or combined in different integrated solutions), transceivers, transponders, and active optical cables, which provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in networks. This equipment includes switches, routers, and servers used in wireline networks. These products rely on advanced components such as semiconductor lasers and photodetectors, in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber-optic cable at speeds ranging from less than 1 Gbps to more than 800 Gbps, over distances of less than 10 meters to more than 5,000 kilometers, using a wide range of network protocols and physical configurations.
Our optical transport products are at the core of both terrestrial and undersea optical networks, as well as of the emerging new space optical communications connections. Our market-leading 980 nm pump lasers are the key enablers of our erbium-doped fiber amplifiers, which boost the power of optical signals in fiber-optic cables at intervals spanning 80 kilometers, typically, to allow high-speed signals to be transmitted over longer distances. Our 14xx nm pumps enable Raman amplification, based on the stimulated Raman scattering (SRS) effect, of the optical signal traveling over long and ultralong distances. Our latest generation of components for coherent transceivers is critical to a new generation of small-size, long-reach DWDM transmission modules operating from 100 Gbps to 1 Tbps and beyond.
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
•Datacom Market Vertical. We see a major market transition in the datacom market vertical with the dramatic growth in AI and ML.
Network changes to address AI and ML are driving the introduction of higher-speed transceivers at a faster pace than ever before. Only 20 years ago, the highest data rate for optical transceivers was 10G. Today, more than 50% of Coherent’s datacom revenue is generated by 200G and higher data-rate transceivers. Driven by the demands of growing AI/ML adoption, 800G transceivers are shipping in production and we expect the first 1.6T transceivers will ship in the next few years. In five years, the market opportunity for 800G and 1.6T datacom transceivers is expected to be greater than all other types of datacom transceivers combined, largely driven by AI and ML.
At Coherent, we already have a complete portfolio of transceivers matched to the requirements set by AI and ML. These transceivers are protocol-agnostic, meaning the same transceiver hardware can support Ethernet and InfiniBand, as well as proprietary protocols for AI and ML such as NVIDIA’s NVLink.
Over the years, we have made strategic investments that give us a unique level of vertical integration. We not only design and manufacture our transceivers internally, we also design and manufacture many of the components including lasers, detectors, and passive optics. When designing a new transceiver that requires a new component, we either source that component from one of our valued development partners, or we design and manufacture it internally. We decide what to develop internally and what to develop with suppliers based on business case, time to market, and strategic considerations.
800G and 1.6T transceivers require 100G/lane and 200G/lane lasers. The type of laser used is determined by the data rate and the fiber link length. Generally speaking, interconnects in the AI/ML fabric portion of the network (Level 0)

are less than 50 m, interconnects connecting ToR switches to spine switches (Level 1) are up to 500 m, and interconnects connecting switches to routers or routers to routers (Telecom Access) are between 2 and 10 km. Each of these distances and applications are best served by different laser technologies.
For link distances less than 100 m, including Level 0 interconnects and a subset of Level 1 interconnects, VCSELs are used. These are based on our GaAs technology platform. VCSELs are generally the lowest-cost, lowest-power consumption solution, and are the lasers of choice for less than 100 m connections.
Coherent has multiple 6” GaAs VCSEL fabs in the U.S. and Europe. Our 100G/lane VCSELs are in production to support 400G and 800G transceivers.We are working on 200G/lane VCSELs, which will require significant changes in the VCSEL device design and fabrication.
For Level 1 switching for distances greater than can be supported by VCSELs, and for telecom access, single-mode devices are used. These devices are made from InP materials. Coherent has multiple InP fabs in the U.S. and Europe.
For Level 1 link distances greater than 100 m, silicon photonics-based transceivers may be used. All silicon photonics products, including some of our own, need an InP CW laser to generate the light. For Level 1 links greater than 100 m, and for telecom access (2 – 10 km), electro-absorption modulated lasers, or EMLs, may be used. We manufacture 100G/lane EMLs to support 400G and 800G transceivers, such as our EML-based 800G DR8 transceiver. We introduced our 200G/lane EML in 2022.
As we look forward to 200G/lane transceivers, achieving a 10 km reach is a significant challenge, even with EMLs. For that application, we have been developing a laser technology called DFB-MZ, which stands for Distributed Feedback Laser with Mach Zehnder. This is an InP CW laser monolithically integrated with an InP Mach Zehnder modulator. This laser technology will enable 1.6T transceivers with up to 10 km reach.
Electronics Market Group
•Consumer Electronics Market Vertical. We manufacture VCSELs, VCSEL arrays, and optical filters for the consumer electronics market. Our VCSEL products leverage our world-class 6-inch GaAs platform, combining our epitaxial wafer growth and wafer fabrication capabilities. Our VCSELs have been used in consumer products such as computer mice and mobile phones for many years. Our VCSELs are also widely deployed in datacenters and HDMI optical cables as well as in vehicle steering wheels. This expertise in VCSEL technology has been leveraged for the growing 3D sensing market. 3D sensing was the first application to drive the demand for relatively large two-dimensional VCSEL arrays. A typical design for 3D sensing requires tens or hundreds of VCSELs per chip in order to scale up the optical power required for, for example, face recognition. Therefore, 3D sensing applications created the need to scale up manufacturing to 6-inch wafer processing. Today, Coherent is one of the very few vertically integrated 6-inch VCSEL manufacturers with a proven track record in high-volume manufacturing of high-reliability, large multi-emitter VCSEL dies designed for 3D sensing. An increasing number of consumer devices are coming on the market with embedded VCSELs, including multiple smartphones and tablets, smart watches, and household robots.
In addition to VCSELs, our products for the consumer electronics market include wafer-scale optics, diffraction gratings, thermoelectric coolers, and substrates for sensing and AR/VR applications.
•Automotive Market Vertical. We are a global leader in SiC substrates for power electronics that improve the energy efficiency of electric and hybrid-electric vehicles. Power electronics based on SiC enable systems to achieve significantly improved power utilization and conversion efficiencies, lower operating temperatures, and reduced thermal loads. This in turn enables either increased driving range or reductions in required battery capacity for a given range, which results in a significant cost reduction. Our comprehensive understanding of crystal growth and materials processing was acquired over decades of sustained R&D and manufacturing, allowing us to continuously evolve our technology and IP portfolio. We offer a full range of substrate diameters, including the world’s first 200 mm substrate.
Our industry-leading semiconductor lasers, optics, and materials can be leveraged for LiDAR systems embedded in advanced driver-assistance systems (ADAS) for autonomous vehicles. LiDAR sensors enable ADAS to perform functions such as emergency braking and adaptive cruise control. Coherent’s broad portfolio of components and modules for LiDAR include high-power laser diodes, fiber amplifiers, frequency-modulated continuous-wave detection solutions, optical filters for detection, mirrors for scanning, and thermoelectric coolers for temperature control. Our product offerings include edge-emitters and VCSELs that are capable of providing a wide range of peak powers for direct illumination and imaging for short- and long-range LiDAR solutions. Emission and return windows on LiDAR systems are available in ultrahard bulk materials such as SiC and diamond, and with optical coatings that are water-shedding and oil-resistant. Our thermoelectric coolers are qualified to automotive standards and enable LiDAR systems to operate with optimal performance and efficiency.

New generations of vehicles will be equipped with a greater number of sensors that can monitor a driver’s alertness and let occupants interact with the console using touch sensing or gesture recognition. In the event of a collision, sensors can help provide critical information about the position and attention of occupants to activate restraints and deploy airbags in the best possible manner. Coherent’s products enable the most advanced in-cabin control and monitoring systems for the latest applications in human-vehicle interactions. Our VCSELs are ideal for optical touch sensors integrated in dashboards or steering wheels. Our VCSEL arrays can provide infrared cabin illumination and structured light projection to enable gesture recognition.
Automotive manufacturers continue to differentiate their products with comfort features such as temperature-controlled car seats and cup holders, all of which require thermoelectric devices. We offer thermal-management solutions that are qualified to stringent automotive industry standards and tailored to various applications.
•Wireless Market Vertical. Mobile traffic is increasing as a result of the proliferation of smartphones, tablet computers, and other mobile devices. In the mobile wireless market, we are a global leader in the strategic supply chain for materials and devices utilized in the latest 4G and 5G base station infrastructure. The deployment of 5G wireless is accelerating globally, driving the demand for RF power amplifiers that can operate efficiently in new high-frequency bands and be manufactured on a technology platform that can scale to meet the growing demand. GaN-on-SiC RF power amplifiers have superior performance, compared with devices based on silicon, over a wide spectrum of 5G operating frequencies in the gigahertz range, including in the millimeter-wave bands.
We are a market leader in the technology development and large-volume manufacturing of 100 mm and 150 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G and 5G wireless base stations. In areas of high bandwidth demand, 5G antennas with beamforming technology utilizing multiple devices per antenna are expected to be densely deployed, increasing the demand for GaN-on-SiC power amplifiers by approximately an order of magnitude or more versus 4G antennas. Looking forward, we continue to advance the state of the art in SiC substrates, with a strong technology portfolio of 30 active patents using highly differentiated and proprietary manufacturing platforms and technologies including crystal growth, substrate fabrication, and polishing. Our demonstration of the world’s first prototype 200 mm semi-insulating SiC substrates will enable the RF power amplifier market to continue to scale, increasingly replacing functions performed by devices based on silicon and enabling new applications.
The GaN and InP technological platform, which are within the core competencies of Coherent, are key materials also for future 6G high-efficiency power amplifiers and low-noise amplifiers, enabling the best power performance in their respective frequency ranges.
Instrumentation Market Group
•Life Sciences Market Vertical. Within the life sciences end market, we focus on analytical instrumentation that integrates light- and/or thermal-management solutions. We segment this market into three application areas (biotechnology, medical laser, and scientific) and deliver targeted and unique product portfolios for each segment. We vertically integrate from the component level to more complex subassemblies and even full systems. Applications within the biotechnology segment include flow cytometry, genome sequencing, PCR, molecular diagnostics, imaging, and spectroscopy, to name a few. Our broad product portfolio delivers solutions covering illumination, light management, and thermal control. Visible-wavelength lasers and multicolored laser engines provide low-noise, high-performance, reliable light sources. Optical components and subassemblies such as filters, lenses, flow cells, gratings, objective lenses, and patterned reticles are embedded into these instruments to manage light delivery. Our state-of-the-art thermal engines precisely control temperature and uniformity across large areas such as plate and block assemblies, even extending to reagent or sample chilling.
Medical laser and clinical procedures are increasingly performed with systems that integrate our lasers, optics, and thermal solutions. These applications are performed at or near the patient, requiring extreme precision and often complex designs and typically reaching into the NIR and IR wavelengths. Applications are varied, from laser-based treatments and surgeries to medical imaging and point of care. Coherent’s semiconductor laser bars and stacks are used in applications such as hair and wrinkle removal. Crystals and laser cavities, along with custom-designed lens assemblies, are used for ophthalmic, dental, and dermatological surgeries. Thermal components and subassemblies deliver solutions for medical-based applications such as providing heating and cooling to the human body and medical laser temperature control.

•Scientific Instrumentation. Scientific instrumentation rugged enough to be deployed in the field is increasingly essential for testing and monitoring of air, water, food and beverage products, and pharmaceuticals, as environmental and safety concerns become more prevalent. Coherent’s solutions are the building blocks of molecular spectroscopy and imaging-based platforms. These tools typically target environmental applications such as water, air, food and beverage, pharmaceutical, and agricultural testing and monitoring. We continue to leverage our core laser, optics, and temperature-control expertise to deliver custom components and subassembly-level solutions at all wavelengths, from UV to NIR and IR.
Sales and Marketing
We market our products and service through a direct sales force and through representatives and distributors around the world. Our market strategy is focused on understanding our customers’ requirements and building market awareness and acceptance of our products and service. New products are continually being developed and introduced to our new and established customers in all markets.
We have centralized our worldwide sales and strategic marketing functions. Sales offices have been strategically aligned to best serve and distribute products to our worldwide customer base. There are significant cooperation, coordination, and synergies among our business units, which capitalize on the most efficient and appropriate marketing channels to address diverse applications within our markets.
Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through key account relationships, personal selling, select advertising, attendance at trade shows, digital marketing, and customer partnerships. Our sales force includes a highly trained technical sales support team to assist customers in designing, testing, and qualifying our products as key components of our customers’ systems. As of June 30, 2023, we employed approximately 778 individuals in sales, marketing, and support.
We do business with a number of customers in the aerospace & defense industry, who in turn generally contract with a governmental entity, typically a U.S. government agency.
We had one customer who contributed more than 10% of revenue during fiscal 2023.
Customers
The representative groups of customers that we are able to disclose * are as follows:

Networking
Business Unit:	Our Customers Are:	Representative Customers*:
Telecommunications	Worldwide providers of telecommunications and CATV network systems and subsystems; telecommunications service providers	•Ciena Corporation •Cisco Systems, Inc. •Fujitsu Network Communications •NEC Corporation •Nokia Corporation •Windstream Holdings, Inc.
Datacom Transceivers	Cloud service providers, enterprises with internal datacom networks, datacom OEMs, telecom OEMs	•Alibaba Group •Cisco Systems, Inc. •Extreme Networks, Inc. •H3C Technologies Co. Ltd. •Hewlett Packard Enterprise, Co. •Tencent
Advanced Optics	Global manufacturers of industrial and medical laser optics and crystals including commercial and consumer products used in a wide array of instruments, sensors, fiber lasers, displays, and projection devices	•Corning Incorporated •Cytek Biosciences, Inc. •Han’s Laser Technology Industry Group Co. Ltd. •Zygo Corporation
* Many of our customers (including many of our largest customers) require us to maintain confidentiality of our business relationship, in part by not disclosing their names.

Materials
Business Unit:	Our Customers Are:	Representative Customers*:
Engineered Materials & Laser Optics
OEM and system integrators of industrial, medical, and personal comfort; laser end users who require replacement optics for their existing laser systems; manufacturers of semiconductor capital equipment; mineral processors and refiners
•Applied Materials, Inc. •Beckman Coulter •Bystronic Laser AG •Carl Zeiss AG •Nikon Corporation •TRUMPF GmbH + Co. KG
Laser Components & Subsystems	Manufacturers of industrial laser components, optical communications equipment, and consumer technology applications; automotive manufacturers; OEM and subsystem integrators of machine vision, biomedical instruments, and fiber lasers; laser cutting machines for superhard materials	•Ford Motor Company •Laserline GmbH
New Ventures & Wide-Bandgap Electronics Technologies	Manufacturers and developers of equipment and devices for high-power inverters and converters, voltage-switching, power-conversion systems, and high-power RF electronics	•Dongguan Tianyu Semiconductor Technology Co., Ltd. •Hyundai Mobis Co., Ltd. •Infineon Technologies AG •Mitsubishi Corporation •Qorvo, Inc. •Sumitomo Electric Device Innovations Inc.
Optoelectronic Devices and Modules	Manufacturers of consumer electronics and datacom transceivers	•Apple Inc.

Lasers
Business Unit:	Our Customers Are:	Representative Customers*:
Excimer Lasers	Manufacturers of displays, semiconductor capital equipment, therapeutic, medical, and scientific research	•Advanced Process Systems Corporation •Carl Zeiss Meditec AG •Dukin Co. Ltd. •JSW Atkina Systems Co. Ltd •JSW Electromechanical Trading (Shanghai) Co. Ltd.
Solid State Lasers - North America	Manufacturers of displays and semiconductor capital equipment, equipment for life sciences instrumentation, scientific research, and various other industrial	•Agilent Biosciences (Hangzhou) Co. Ltd •Asclepion Laser Technologies GmbH •Lasertec USA, Inc. •Sumitomo Heavy Industries Ltd.
Solid State Lasers - Europe	Manufacturers of displays and, semiconductor capital equipment, equipment for life sciences instrumentation and research, and various other industrial	•Hitachi High-Tech Corporation •LG Electronics, Inc. •Meerecompany Incorporated •Philoptics Co, Ltd.

Laser Systems	Manufacturers of equipment for various industrial market, cutting, and hole drilling with a focus on medical device manufacturing and automotive/EV/batteries	•Align Technology, Inc. •Siemens AG
CO2 Lasers	Manufacturers of semiconductor capital equipment and equipment for various industrial marking, cutting, hole-drilling, and annealing of organic materials	•Körber Technologies GmbH •Nikon Corporation •Siemens AG
Aerospace & Defense	Internal crystal and diode supply; manufacturers of ground and space astronomy, and classified aerospace & defense solutions	•Lockheed Martin Corporation •Raytheon Company
Competition
Coherent is a global leader in many of its product families. We compete, in part, on our core competencies from materials to systems, our differentiated products and service, and the sustainability of our competitive advantages. We also compete by leveraging our intellectual property, ability to scale, product quality, on-time delivery, and technical support. We believe that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution channels provide us with competitive advantages. The following are among our top competitors (in alphabetic order):
•Broadcom Corporation
•IDEX Corporation
•InnoLight Technology (Suzhou) Ltd.
•IPG Photonics, Inc.
•Lumentum Operations LLC
•MKS Instruments, Inc.
•Molex, LLC
•O-Net Technologies (Shenzhen) Group Co., Ltd.
•Trumpf GmbH + Co. KG
•Wolfspeed, Inc

In addition to competitors who manufacture products similar to those we produce, there are other technologies and products available that may compete with our technologies and products.
Our Strategy
Our strategy is to grow businesses with world-class engineered materials and laser processing capabilities to advance our current customers’ strategies, reach new markets through innovative technologies and platforms, and enable new applications in large and growing markets. A key strategy of ours is to develop and manufacture high-performance materials and, in certain cases, components incorporating those materials, that are differentiated from those produced by our competitors. We focus on providing components that are critical to the heart of our customers’ products that serve the applications mentioned above.
We continue to grow the number and size of our key accounts. A significant portion of our business is based on sales orders with market leaders, which enables our forward planning and production efficiencies. We intend to continue capitalizing and executing on this proven model, participating effectively in the growth of the markets discussed above, and continuing our focus on operational excellence as we execute our primary business strategies.
Research and Development
During the fiscal year ended June 30, 2023, we continued to identify, invest in, and focus our research and development on new products and platform technologies in an effort to accelerate our organic growth. This approach is managed under a disciplined innovation program that we refer to as the Coherent Phase Gate Process.

We devote significant resources to R&D programs directed at the continuous improvement of our existing products and processes, and to the timely development of new materials, technologies, platforms, and products. We believe that our R&D activities are essential to establishing and maintaining a leadership position in each of the markets we serve. In addition, certain manufacturing personnel support or participate in our research and development efforts on an ongoing basis. We believe the close interaction between the development and manufacturing functions enhances the direction of our projects, reducing costs and accelerating technology transfers. It also offers development opportunities to our employees.
During the fiscal year ended June 30, 2023, we focused our R&D investments in the following areas:

Networking
Area of Development:	Our R&D Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications; develop new platforms and capabilities
Datacom transceivers	Continue cost reduction on 10G-100G products by leveraging our engineering resources and manufacturing scale; continue to develop high-end 200G/400G/800G/1.6T products, including RF and packaging designs; explore high-density, high-bandwidth co-packaged designs through silicon photonics; continue to develop vertically integrated designs, including with lasers and ICs
Coherent optics and transceivers	Drive further integration to reduce size and power consumption; increase bandwidth to enable 100G/200G/400G coherent transceivers; optimize product cost with new design architectures and more efficient manufacturing flow
Integrated circuits	Develop high-speed integrated circuits for coherent optical communications
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio and flexible manufacturing footprint to address evolving terrestrial and undersea markets
Develop InP growth and processing capability together with associated packaging technology for Raman amplification applications
Optical amplifiers and subsystems	Invest in and broaden the range of amplifiers and integrated subsystems, including ROADMs
Optoelectronic chip hybrid integration platform (OCHIP)	Develop wafer-scale assembly technologies and processes for integration of lasers, optics, and ICs
Silicon photonics devices	Develop silicon-based photonic ICs for coherent and direct-detection transceivers and co-packaging solutions
WSS	Develop LC and LCoS technologies and associated module designs for WSS; invest in manufacturing equipment, including the WSS automated assembly platform
Optical monitoring	Continue optical channel monitoring investment
Develop OTDRs to monitor the health of the fiber plant
Micro-optics manufacturing	Shift toward smaller, more compact optics and automated assembly platforms and packages
Invest in manufacturing equipment for computerized processes

Materials
Area of Development:	Our R&D Investments:

High-power laser diodes Semiconductor lasers Devices for optical communications, sensing, and high-volume manufacturing	Increase output power and reliability of edge-emitting laser diodes for fiber laser, optical communications, and sensing applications
Develop high-power VCSELs, including multi-junction VCSELs for 3D sensing and consumer devices as well as next-generation, high-speed VCSELs for datacom applications
Develop high-power and high-speed InP lasers, detectors, and components for applications in optical communications and sensing
High-power beam delivery	Develop multi-kW beam delivery systems and cables for welding and cutting
CVD diamond technology	Develop CVD diamond for EUV applications and as substrates for high-performance RF devices
Broaden our portfolio beyond infrared window applications
SiC technology SiC epitaxial wafers, devices, and modules	Develop advanced SiC substrate growth technologies to support emerging markets in GaN RF and SiC power electronics
Continuous improvement to maintain world-class, high-quality, large-diameter substrates and epitaxial wafers
Develop SiC epitaxial wafers, SiC diodes and MOSFET devices, and SiC power modules
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating
Focus on thermoelectric power-generation capability in order to introduce new products
Metal matrix composites and reaction-bonded ceramics	Support industrial customers in developing application-specific material wear-out, light-weight high mechanical stability materials, and thermal-management solutions
Fiber laser technologies	Develop high-power fiber laser technologies for aerospace & defense and commercial applications
High-speed ICs	Develop high-performance analog TIAs, laser drivers, and clock and data-recovery retimer ICs
Battery technology	Develop technology for lithium-ion batteries and recycling processes
Additive manufacturing	Develop alloys and multibeam delivery systems for laser additive manufacturing
Develop binder jet additive manufacturing for advanced ceramic components

Lasers
Area of Development:	Our R&D Investments:
Diode-pumped Solid-State Lasers	Continue to develop solid-state lasers for industrial applications for materials processing, instrumentation, and scientific applications, including extension of wavelengths using nonlinear optics (harmonic generation), especially into the ultraviolet wavelength range.
Continuous-wave operation as well as pulsed systems with pulses in the range of 400 fs to 100 ns.
Ultrafast Fiber Lasers
Continued development of industrial femtosecond fiber lasers with 50-200 μJ pulse energy, including UV generation, for semiconductor capital equipment and display manufacturing. Power-scaling and wavelength range extension for low energy (<1 μJ), high repetition rate (80 MHz), femtosecond fiber laser systems used in multi-photon imaging.

Femtosecond Oscillators and Amplifiers	Continue to develop ultrafast laser systems for scientific applications based on Ti:Sapphire and Yb-doped gain materials with sub-100-fs pulse duration.
Optically-pumped Semiconductor Lasers (OPSL)	Continue to broaden the product portfolio of continuous-wave, visible and ultraviolet OPSL by offering new wavelengths, increasing the output power and further reducing the product footprint. This includes the development of single-frequency ultraviolet cw OPSL-based systems.

Semiconductor Lasers	Increase output power and reliability of GaAs- and InP-based edge-emitting semiconductor lasers (single emitters, bars, stacks and fiber-coupled modules) for laser pumping, industrial, and defense applications.
Excimer Lasers and Excimer Laser Tools	Continue to support existing excimer laser-based applications in display manufacturing, instrumentation, and materials processing. Increase output power and reliability of pulsed excimer lasers (wavelength range of 193 nm to 308 nm) and continue to develop new excimer laser-based tools for display manufacturing.
CO2 Lasers
Continue to develop medium-power slab waveguide CO2 lasers (20 W to 1 kW) used in industrial applications with an emphasis on improved reliability and decreased cost. Continue to develop and support new applications for high-power slab waveguide CO2 lasers with average output powers of up to 8 kW.

Laser Tools	Continue to develop laser-based tools used for marking, cutting, and welding applications with an emphasis on process control.
Laser Crystal and Nonlinear Crystal Growth	Support and optimize growth processes of laser crystals (e.g., Nd:YVO4, Nd:YAG, Yb:YAG, Yb:KYW, Yb:CALGO) and nonlinear crystals (e.g., LBO, BBO) used in laser systems. Continued improvement in crystal quality (absorption, homogeneity, scattering) and in crystal lifetime during laser operation.
Optical Fibers	Continue to broaden the portfolio of passive optical fibers and doped active fibers (doped with Nd, Yb, Er, Tm) and develop novel fiber designs for improved fiber laser performance.
Optical Components for Laser Systems	Continued development of optical components used in laser systems, including isolators, rotators, volume Bragg gratings. Continued improvement of optical coatings for laser mirrors and lenses.
Large-scale Mirrors and Lenses	Invest in fabrication technologies for large-sized lenses and mirrors used in astronomy and aerospace & defense applications. Support fabrication of large-dimension cylinder lenses for excimer-based laser tools used in display manufacturing.

Other R&D
Area of Development:	Our R&D Investments:
Space-based laser communications	Develop technology and devices for space-based laser communications
Research and development expenditures were $500 million, $377 million, and $330 million for the fiscal years 2023, 2022, and 2021, respectively.
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
Trade Secrets, Patents, and Trademarks
Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective intellectual property licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. As of June 30, 2023, we had a total of approximately 3,000 patents globally.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2023, are set forth below. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Vincent D. Mattera, Jr.	67	Chair and Chief Executive Officer
Giovanni Barbarossa	61	Chief Strategy Officer and President, Materials
Walter R. Bashaw II	58	President
Mary Jane Raymond	62	Chief Financial Officer and Treasurer
Christopher Koeppen	52	Chief Innovation Officer
Julie Sheridan Eng	56	Chief Technology Officer
Ronald Basso	63	Chief Legal and Compliance Officer & Secretary
Mark Sobey	63	President, Lasers
Vincent D. Mattera, Jr. initially served as a member of the Coherent Board from 2000 to 2002. Dr. Mattera joined the Company as a Vice President in 2004, and served as Executive Vice President from January 2010 to November 2013, when he became the Chief Operating Officer. He was re-appointed to the Board in 2012. In November 2014, Dr. Mattera became the President and Chief Operating Officer. In September 2016, Dr. Mattera became the Company’s third President and Chief Executive Officer in 45 years and served as the Company’s President through June 2019, when the roles of President and Chief Executive Officer were separated. Dr. Mattera became the Company’s Board Chair immediately following the 2021 Annual Meeting. During his career at Coherent, he has assumed successively broader management roles, including as a lead architect of the Company’s growth and diversification strategies. The platforms that the Company has added under his leadership have contributed to positioning the Company into large and transformative global growth markets while increasing our global reach, deepening our technology and IP portfolio, broadening our product roadmap and customer base, and increasing the potential of the Company.
Prior to joining the Company as an executive, Dr. Mattera had a continuous 20-year career in the Optoelectronic Device Division of AT&T Bell Laboratories, Lucent Technologies and Agere Systems, during which he led the development and manufacturing of semiconductor laser-based materials and devices for optical and data communications networks. Dr. Mattera has 39 years of leadership experience in the compound semiconductor materials and device technology, operations and markets that are core to Company’s business and strategy. Dr. Mattera holds a B.S. degree in chemistry from the University of Rhode Island (1979), and a Ph.D. in chemistry from Brown University (1984). He completed the Stanford University Executive Program in 1996. He is a member of Business Roundtable and serves on the board of the U.S.-Japan Business Council and of the Cleveland Clinic Florida Regional Board of Directors.
Giovanni Barbarossa joined the Company in 2012 and has been the Chief Strategy Officer of the Company and the President of the Materials Segment since July 2019. Previously, he was the Chief Technology Officer of the Company and the President of the Laser Solutions Segment. Dr. Barbarossa was employed at Avanex Corporation from 2000 through 2009, serving in various executive positions in product development and general management, ultimately serving as the President and Chief Executive Officer. When Avanex merged with Bookham Technology, forming Oclaro, Inc. ,Dr. Barbarossa became a member of the Board of Directors of Oclaro and served as such from 2009 to 2012. Previously, he had management responsibilities at British Telecom, AT&T Bell Labs, Lucent Technologies, and Hewlett Packard. Dr. Barbarossa graduated from the University of Bari, Italy, with a B.S. in Electrical Engineering, and has a Ph.D. in Photonics from the University of Glasgow, U.K.

Walter R. Bashaw II joined the Company in 2018 and has been President of the Company since July 2019. Mr. Bashaw previously served as Vice President of Strategy. In this role, he was primarily responsible for the Company’s M&A and integration work. Prior to joining the Company, Mr. Bashaw was a senior partner at the law firm of Sherrard, German & Kelly, P.C. in Pittsburgh, Pennsylvania, where his areas of expertise were corporate law, mergers and acquisitions, and technology planning. Mr. Bashaw holds a J.D. from the University of Pittsburgh School of Law, from which he graduated cum laude and at which he was the editor-in-chief of the University of Pittsburgh Journal of Law and Commerce. He holds a B.S. in Logistics from the Pennsylvania State University.
Mary Jane Raymond has been Chief Financial Officer and Treasurer of the Company since March 2014. Previously, Ms. Raymond was Executive Vice President and Chief Financial Officer of Hudson Global Inc., from 2005 to 2013. Ms. Raymond was the Chief Risk Officer and Vice President and Corporate Controller at Dun and Bradstreet, Inc., from 2002 to 2005. In addition, she was the Vice President, Merger Integration, at Lucent Technologies, Inc., from 1997 to 2002, and held several management positions at Cummins Engine Company from 1988 to 1997. In 2019, Ms. Raymond was named to the Board of Directors and Audit Committee of Veeco, Inc. Ms. Raymond holds a B.A. degree in Public Management from St. Joseph’s University, and an MBA from Stanford University.
Christopher Koeppen joined the Company in 2011 following the acquisition of Aegis Lightwave, Inc., where he served as General Manager, Aegis-NJ. He was named General Manager of the Agile Network Products Division in 2012 and Director of Corporate Strategic Technology Planning in 2015. He then served as Vice President of the Industrial Laser Group and Corporate Strategic Technology Planning from 2017 until his appointment as Chief Technology Officer in 2019. In October, 2022, Dr. Koeppen was appointed Chief Innovation Officer of the Company. Previously, Dr. Koeppen was co-founder and CEO of CardinalPoint Optics, prior to its acquisition by Aegis Lightwave. He has more than two decades of progressively increasing general and technology management experience in high-tech companies, including at Meriton Networks, Mahi Networks, Photuris, and Lucent Technologies. Dr. Koeppen holds a Ph.D. in Physics from the University of Pennsylvania, where he was an AT&T Bell Laboratories Scholar, and B.S. degrees in Physics and Mathematics from the Pennsylvania State University.
Julie Sheridan Eng was appointed Chief Technology Officer of the Company in October 2022. Prior to becoming CTO, Dr. Eng, 56, served as Senior Vice President and General Manager of the Company’s Optoelectronic Devices and Modules Business Unit. Dr. Eng joined the Company in 2019 with the acquisition of Finisar Corporation, where she held various senior management positions, including Executive Vice President and General Manager of 3D Sensing, and Executive Vice President of Datacom Engineering. Dr. Eng spent over 20 years in the optoelectronics and optical communications industries, including roles at AT&T, Lucent, and Agere. Dr. Eng received her PhD and M.S. in electrical Engineering from Stanford, and an M.S. and B.A. from Bryn Mawr College (summa cum laude) and a B.S., with honors from the California Institute of Technology (Caltech).
Ronald Basso joined the Company in 2019 as Vice President, Corporate Development, and was named Chief Legal and Compliance Officer and Corporate Secretary in March 2022. Previously, Mr. Basso was the Executive Vice President of Business Development, General Counsel & Secretary for Black Box Corporation for six years. Before that, his 28-year career at Buchanan Ingersoll & Rooney PC involved significant client engagements on corporate, governance, securities, capital markets transactions, M&A, and executive compensation matters. He served on the Coherent IPO team in 1987 and as Coherent’s SEC counsel for 25 years until he joined Black Box. Mr. Basso holds a bachelor’s degree (summa cum laude) in Economics and a Juris Doctor degree (Order of the Coif) from the University of Pittsburgh.
Mark Sobey became an executive officer of the Company and was named President of the Lasers segment following the closing of our acquisition of Legacy Coherent in July 2022. Previously, Dr. Sobey served as Legacy Coherent’s, Chief Operating Officer from April 2020 to July 2022. He was previously Executive Vice President and General Manager of Coherent, Inc.’s, OEM Laser Sources until being promoted to COO, and before that he was Executive Vice President and General Manager of Specialty Laser Systems (SLS) from 2010 to 2016, and Vice President and General Manager of SLS from 2007 until 2010. Prior to his service with Legacy Coherent, Dr. Sobey spent over 20 years in the laser and fiber optics telecommunications industries, including senior vice president roles in product management at Cymer and in global sales at JDS Uniphase. He received his Ph.D. in Engineering and B.Sc. in Physics from the University of Strathclyde in Scotland. In July 2023, Dr. Sobey announced his plan to retire from the Company effective September 1, 2023.

Availability of Information
Our internet address is www.coherent.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We post the following reports on our website as soon as reasonably practical after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, we post our proxy statements on Schedule 14A related to our annual shareholders’ meetings as well as reports filed by our directors, officers, and 10% beneficial owners pursuant to Section 16 of the Exchange Act. In addition, all filings are available via the SEC’s website (www.sec.gov). We also make our corporate governance documents available on our website, including the Company’s Code of Ethical Business Conduct, Governance Guidelines, and the charters for our board committees. All such documents are located on the Investors page of our website and are available free of charge.

Item 1A.     RISK FACTORS
The following are certain risk factors that could affect our business, results of operations, financial condition or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the material risks that we face. If any of the following occur, our business, results of operations, financial position, or cash flows could be adversely affected. You should carefully consider these factors, as well as the other information contained in this Annual Report on Form 10-K, when evaluating an investment in our securities.
Risks Relating to Our Business and Our Industry
Investments in future markets of potential significant growth may not result in the expected return.
We continue to make investments in programs with the goal of gaining a greater share of end markets using laser systems, semiconductor lasers and other components. We cannot guarantee that our investments in capital and capabilities will be sufficient. The potential end markets, as well as our ability to gain market share in such markets, may not materialize on the timeline anticipated or at all. We cannot be sure of the end market price, specification, or yield for products incorporating our technologies. Our technologies could fail to fulfill, partially or completely, our target customers’ specifications. We cannot guarantee the end market customers’ acceptance of our technologies. Further, we may be unable to fulfill the terms of our contracts with our target customers, which could result in penalties of a material nature, including damages, loss of market share, and loss of reputation.
Our competitive position depends on our ability to develop new products and processes.
To meet our strategic objectives, we must develop, manufacture, and market new products and continue to update our existing products and processes to keep pace sudden increases in market demand and other market developments to address increasingly sophisticated customer requirements. Our success in developing and selling new and enhanced products and processes depends upon a variety of factors, including strategic product selection, efficient completion of product design and development, timely implementation of manufacturing and assembly processes, effective sales and marketing, and high-quality and successful product performance in the market.
The introduction by our competitors of products or processes using new developments that are better or lower cost than ours could render our products or processes obsolete or unmarketable. We intend to continue to make significant investments in research, development, and engineering to achieve our goals. There can be no assurance that we will be able to develop and introduce new products or enhancements to our existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could have a material adverse effect on our ability to grow our business and maintain our competitive position and on our results of operations and/or financial condition.
Our products may contain defects that are not detected until deployed, which could increase our costs, reduce our revenues, cause us to lose key customers, or expose us to litigation related to our products.
Some systems that use our products are inherently complex in design. As a result of the technological complexity of our products, in particular our excimer laser annealing tools used in the display capital equipment market, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. Our customers may also discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors which may contain defects. Should problems occur, it may be difficult to identify the source of the problem. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. The occurrence of any one or more of the foregoing factors could have a material adverse effect on our business, results of operations, or financial condition.
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
We have acquired several companies, including Finisar Corporation in September 2019 and Legacy Coherent in July 2022. We expect to expand and diversify our operations with additional acquisitions, but we may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable competition laws and other regulations may limit our ability to acquire targets, integrate businesses, or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets. To the extent that we complete acquisitions, we may be unsuccessful in integrating acquired companies or product lines with existing operations, or the integration may be more difficult or more costly than anticipated.
We incurred substantial expenses related to the acquisition of Legacy Coherent and we continue to incur substantial expenses related to the integration of Legacy Coherent and its subsidiaries. Some of the risks that may affect our ability to integrate or realize anticipated benefits from acquired companies, businesses, or assets include those associated with:
•unexpected losses of key employees of the acquired company;
•standardizing the combined company’s standards, processes, procedures, and controls, including integrating enterprise resource planning systems and other key business applications;
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
We are subject to complex and rapidly changing import and export regulations which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Obtaining export licenses can be difficult, time-consuming and require interpretation of complex regulations. Failure to obtain and/or retain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition, results of operations and relationships with our customers. Additionally, failure to comply with the various regulatory requirements could subject us to significant fines, suspension of export privileges or disbarment.
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
•Exported technologies, including, but not limited to, equipment necessary to develop and manufacture certain products are subject to U.S. export control laws and similar laws of other jurisdictions. We may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties, and other sanctions for violations of these laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific applications outside the United States. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary, and nonmonetary penalties; disruptions to our business; limitations on our ability to import and export products and services; and damage to our reputation.
We may fail to accurately estimate the size and growth rate of our markets and our customers’ demands.
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
Alternatively, downturns in the industries in which we compete may cause our customers to significantly and abruptly reduce their demand, or even cancel orders. With respect to orders we initiate with our suppliers to address anticipated demand from our customers, certain suppliers may have required noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Unexpected declines in customer demands can result in excess or obsolete inventory and additional charges. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.
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
Our business is dependent on the demand for products produced by end-users of industrial, communications, electronics, and instrumentation markets. Many of these end-users are in industries that have historically experienced a highly cyclical demand for their products. As a result, demand for our products is subject to these cyclical fluctuations. Fluctuations in demand could have a material adverse effect on our business, results of operations or financial condition.
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
We depend on highly complex manufacturing processes that require strategic materials, components, and products from limited sources of supply.
Our operations are dependent upon a supply chain of difficult-to-make or difficult-to-refine products and materials, including integrated circuits, mechanical housings and optical components, and some of our product inflow is subject to yield reductions from growth or fabrication losses, and thus the quantities we may receive are not consistently predictable. Customers may also change a specification for a product that our suppliers cannot meet which may limit and/or otherwise impact our ability to supply such customers.

Some of our products, for example in the OLED display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers’ technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such order into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations, we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.
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
In addition, we use rare earth minerals and produce and use high-purity and relatively uncommon materials and compounds to manufacture our products, including, but not limited to, ZnS, GaAs, yttrium aluminum garnet, yttrium lithium fluoride, calcium fluoride, germanium, selenium, telluride, Bi2Te3, and SiC. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials (including, in the case of rare earth minerals, as a consequence of their limited diminished availability) on a timely basis could have a material adverse effect on our business, results of operations, or financial condition.
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
We participate in the semiconductor capital equipment market, which requires significant research and development expenses to develop and maintain products, and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.
The semiconductor capital equipment market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. In the event either our customers’ or our products fail to gain market acceptance, or the semiconductor capital equipment market fails to grow, it would likely have a significant negative effect on our business and results of operations.
There are risks associated with our participation in the display capital equipment market, including as a result of there being a relatively limited number of end customer manufacturers.
In the display capital equipment market, it is unclear when the timing will be, or whether it will occur at all, for any further build-out of fabs for the manufacture of OLED screens, and there are a relatively limited number of manufacturers who are the end customers for our annealing products. Given macroeconomic conditions, varying consumer demand and technical process limitations at manufacturers, we may see fluctuations in orders, including periods with no or few orders, and our customers may seek to reschedule or cancel orders.

Additionally, challenges in meeting evolving technological requirements for these complex products by us and our suppliers could result in delays in shipments and rescheduled or cancelled orders by our customers. This could negatively impact our backlog, timing of revenues and results of operations.
The Laser segment service revenue can experience fluctuations driven by market demand as well as customer factors such as inventory management and the ability to run some systems at lower power levels during times of lower demand from their external customers. This can impact short-term service demand and cause some fluctuations in the Laser segment service revenues.
Increases in commodity prices and diminished availability of rare earth minerals and noble gases may adversely affect our results of operations and financial condition.
We are exposed to a variety of market risks, including the effects of increases in commodity prices and diminished availability of rare earth minerals and noble gases. Our businesses purchase, produce, and sell raw materials based upon quoted market prices from minor metal exchanges. The negative impact from increases in commodity prices and diminished availability of rare earth minerals and noble gases might not be recovered through our product sales, which could have a material adverse effect on our net earnings and financial condition.
Changes in trade policies, such as increased import duties, could increase the costs of goods imported into the United States or China.
In March 2018, the United States announced new steel and aluminum tariffs. Then, in July 2018, the United States imposed increased tariffs on products of Chinese origin, and China responded by increasing tariffs on U.S.-origin goods. On the export side, denial orders and placing companies on the U.S. Entity List could decrease our access to customers and markets and materially impact our revenues in the aggregate. In April 2018, for example, the U.S. Department of Commerce issued a denial order against two companies in the telecommunications market. In 2019 and 2020, the U.S. Department of Commerce placed a number of entities on the U.S. Entity List. If we cannot obtain relief from, or take other action to mitigate the impact of, these additional duties and restrictions and duties, our business and profits may be materially and adversely affected. Further changes in the trade policy of the United States or of other countries in which we do cross-border business, or additional sanctions, could result in retaliatory actions by other countries that could materially and negatively impact the volume of economic activity in the United States or globally, which, in turn, may decrease our access to customers and markets, reduce our revenues, and increase our operating costs.
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
For example, in response to the global novel coronavirus disease 2019 (COVID-19), we have focused intensely on mitigating the adverse impacts of COVID-19 on our foreign and domestic operations and modified our business practices for the continued health and safety of our employees. We may take further actions, or be required to take further actions, that are in the best interests of our employees.
Our suppliers, distributors and customers also implemented measures, which to mitigate the adverse impacts of COVID-19, which resulted in, and may continue to result in, disruptions or delays and higher costs. While we believe that we have been successful in identifying, managing, and mitigating the economic disruption impacts of the COVID-19 pandemic on us, we cannot provide any assurance that we similarly will be able to mitigate the impacts of any future widespread health crises, including as a result of any variants of COVID-19.
The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material adverse impact on our business, financial condition and results of operations.
Global economic downturns may adversely affect our business, operating results, and financial condition.
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the industrial, communications, electronics and instrumentation markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Thus, prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates, or holds assets or liabilities in a currency different from its functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, either of which may have an adverse effect on our financial condition, cash flows, and profitability. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the U.S.
Inflation and increased borrowing costs could impact our cash flows and profitability.
Prolonged periods of inflation have the potential to adversely affect our business, results of operations, financial condition and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has and may continue to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, world events such as the conflict between Russia and Ukraine could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Additionally, our borrowing costs, including those under our current credit agreement, dated as of July 1, 2022, by and among us, the lenders and other parties thereto, and JP Morgan Chase Bank, NA, as administrative agent and collateral agent (the “Credit Agreement”), increase or decrease (i.e., “float”) based on interest rate benchmarks. As governments increase interest rate benchmarks to combat inflation, our borrowing costs increase. Although we may take measures to mitigate the impact of this inflation through pricing actions, efficiency gains and interest rate hedging, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Our current credit agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
Our Credit Agreement contains a number of restrictive covenants that may impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur indebtedness, grant liens, undergo certain fundamental changes, fund non-US operations, dispose of assets, make certain investments, enter into certain transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions set forth in the Credit Agreement.
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
We rely on a combination of trade secret, patent, copyright, and trademark laws, combined with employee confidentiality, noncompetition, and nondisclosure agreements to protect our intellectual property rights. We cannot ensure that our employees with key knowledge will not be employed by our competitors. There can be no assurance that the steps we take will be adequate to prevent misappropriation of our technology or intellectual property. Furthermore, there can be no assurance that third parties will not assert infringement claims against us in the future.
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
Our global operations are subject to complex and rapidly changing legal and regulatory requirements.
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
We may face particular data privacy, security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, effective May 25, 2018, the European General Data Protection Regulation (“GDPR”) imposed additional obligations and risk upon our business and increased substantially the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in fines of up to 20 million Euro or 4% of global annual revenues, whichever is higher. We have taken extensive measures to ensure compliance with GDPR and to minimize the risk of incurring any penalties and we continue to adapt to the developing interpretation and enforcement of GDPR as well as emerging best practice standards. For example, we have established a privacy program office that oversees global compliance of privacy laws (including GDPR), introduced a Data Protection Policy, implemented a security system for data protection management and updated our international Intra Group Data Transfer Agreement to include the new EU Standard Contractual Clauses. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and gives consumers and employees many of the same rights as those available under GDPR. Similar laws to the CCPA have been enacted in the United States at both the federal and state level. Compliance with global privacy and security laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.
As and additional example, there have also been recent developments concerning privacy and data security in China, where we have significant operations. For example, the Data Security Law of the People’s Republic of China (the “Data Security Law”) took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired, or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Further, the Personal Information Protection Law (the “PIPL”) took effect in China in November 2021. The PIPL raises the protection requirements for processing personal information and requires government approval to conduct personal data transfers outside of China. We have submitted our application with Cyberspace Administration of China and are awaiting approval. Because many specific requirements of the PIPL remain to be clarified, the ultimate impact of the PIPL currently is unknown. Fines for PIPL violations range from $7.7M to up to 5% of the infringing company’s previous year’s revenues. We may be required to make adjustments to our business practices to comply with the personal information protection laws and regulations in China as they evolve.
Data breach incidents and breakdowns of information and communication technologies could disrupt our operations, subject us to legal claims, and impact our financial results.
In the course of our business, we collect and store sensitive data, including intellectual property (both our own and that of our customers), as well as proprietary business information. We also maintain personal and confidential data regarding our employees. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of our network or data, including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, and unauthorized disclosure of confidential information. If we are unable to prevent or contain such security or privacy breaches, our operations could be disrupted or we could suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties.

We use and generate potentially hazardous substances that are subject to stringent environmental and safety regulations.
Hazardous substances used or generated in some of our research and manufacturing facilities are subject to stringent environmental and safety regulations. We believe that our handling of such substances is in material compliance with applicable environmental, safety, and health regulations at each operating location. We invest substantially in facility and infrastructure design, proper personal protective equipment and process controls, including specialized monitoring equipment and training, to minimize risks to our facilities, employees, surrounding communities, and the environment that could result from the presence and handling of such hazardous substances. When exposure problems or potential exposure problems have been uncovered, corrective actions have been implemented, and re-occurrence has been minimal or nonexistent.
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
As of June 30, 2023, we had approximately $4.3 billion of outstanding indebtedness on a consolidated basis, including under (i) our $850 million senior secured term loan A facility (the “Term A Facility”), (ii) our $2.8 billion senior secured term loan B facility (the “Term Loan B Facility”, and together with the Term A Facility, the “Senior Credit Facilities”) and (iii) our $990 million 5.000% senior notes due 2029 (the “2029 Notes”). Additionally we have $348 million of undrawn capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”). We may also incur additional indebtedness in the future by entering into new financing arrangements. Our indebtedness could have important consequences for us, including:
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
The agreements that govern our senior credit facilities and our 5.000% senior notes due 2029 contain various covenants that impose restrictions on our business, which may affect our ability to operate our businesses.
The Credit Agreement and the Indenture, dated as of December 10, 2021 (the “Indenture”), which provides for the 2029 Notes, contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things.
In addition, the Term Loan A Facility and Revolving Credit Facility require that the Company maintain (i) a maximum total net leverage ratio, as defined in the New Credit Agreement, initially of 5.25 to 1.00 as of the last day of each fiscal quarter, commencing with the end of the first full fiscal quarter after the Closing Date, stepping down to 4.00 to 1.00 at December 31, 2023 and thereafter and (ii) an interest coverage ratio, as defined in the Credit Agreement, of at least 2.50 to 1.00.
Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the Credit Agreement or the Indenture, as applicable. If such indebtedness is accelerated, there can be no assurance that we will have sufficient financial resources or that we will be able to arrange financing to repay our borrowings at such time.
Unfavorable changes in tax rates, tax liabilities, or tax accounting rules could negatively affect future results.
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. As such, we must exercise a level of judgment in determining our worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates or changes in tax laws as well as changes in our current or future global corporate structure, including our integration of existing and acquired legal entities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate, including the “Inflation Reduction Act of 2022” and the two-pillar solution for a global minimum level of taxation by the Organization for Economic Co-operation and Development (“OECD”). We are also impacted by the establishment or release of valuation allowances against deferred tax assets, changes in generally accepted accounting principles and continued eligibility for tax holiday benefits.
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
We may be exposed to business interruptions due to extreme weather caused by climate change and deforestation, force majeure catastrophes, natural disasters, (including, but not limited to, droughts; earthquakes; flooding; heavy rains; landslides; rotating storms like cyclones, hurricanes, tornados, and typhoons; tsunamis and other giant waves; wildfires and volcanic eruptions), pandemic, terrorism, or acts of war that are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, results of operations, or financial condition could be materially adversely affected.
A portion of our research and development activities, manufacturing, and other critical business operations are located near major earthquake faults, for example in Santa Clara, California, an area with a history of seismic events. . Other business operations are located in regions which could be effected by any future increases in sea levels or in the frequency or severity of heavy rains, rotating and other storms, tsunamis and other giant waves, landslides and flooding including, but not limited to, China, Korea, Vietnam, and the coastal regions of the United States including, but not limited to, California and Florida. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and revenues and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot ensure you that our existing insurance coverage will be adequate against all other possible losses.
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
We are highly dependent upon the experience and continuing services of certain scientists, engineers, production, sales, and management personnel. Competition for the services of these personnel is intense. There can be no assurance that we will be able to retain or attract the personnel necessary for our success. The loss of the services of our key personnel could have a material adverse effect on our business, results of operations, or financial condition. Our failure to execute on our succession planning may affect our ability to maintain our differentiated knowledge base.
We contract with a number of large end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
Large end-user service providers and product companies comprise a significant portion of our customer base. These large customers generally have greater purchasing power than smaller customers and, accordingly, often negotiate more favorable terms from suppliers, including us. As we seek to expand our sales to existing and new large customers, we may be required to agree to terms and conditions that are more favorable to these customers and that may affect the timing of our ability to recognize revenue, increase our costs, and have an adverse effect on our business, results of operations and financial condition. Furthermore, large customers have increased buying power and ability to negotiate onerous terms into our contracts with them, including pricing, warranties, indemnification and production capability terms. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share, and loss of reputation. Additionally, the terms these large customers require, such as most-favored customer or exclusivity provisions, may impact our ability to do business with other customers and generate revenues from such customers.
The adoption of new climate change regulations may result in increased financial costs and/or losses.
In many of the countries in which we operate, government bodies are increasingly enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations have the potential to impact our operations directly or indirectly as a result of required compliance by our customers and/or suppliers. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate.

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
Some of our business units depend from time to time on large purchases from a few large customers, and any loss, cancellation, reduction, or delay in purchases by these large customers could harm the longevity of the business.
A small number of customers have consistently accounted for a significant portion of our revenues, with one customer contributing more than 10% of total revenues in fiscal 2023. Our success will depend on our continued ability to develop and manage relationships with our large customers and their continued need for our products. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing large customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed, or cancelled. The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers.
Our dependence on large orders from a relatively small number of large customers makes our relationship with each large customer critically important to our business. We cannot ensure that we will be able to retain our large customers, attract additional large customers, or that our large customers will be successful in selling their products that incorporate our products. In addition, governmental trade action or economic sanctions may limit or preclude our ability to do business with certain large customers. We have in the past experienced delays and reductions in orders from some of our large customers. In addition, our large customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost and expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products, which may, in turn, adversely affect our relationships with some of our large customers. Further, some of our large customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors, or may in certain circumstances produce competitive products themselves. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In May 2023, we announced that our Board of Directors approved a restructuring plan (the “Restructuring Plan”) which includes site consolidations, facilities movements and closures, and the relocation and requalification of certain manufacturing facilities. While the Restructuring Plan and other proactive cost reduction measures that we plan to take are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts.
As a result of the Restructuring Plan, we expect to incur approximately $150 million to $200 million of pre-tax charges in the fiscal years 2023 to 2025 primarily as a result of the reduction in force and facility consolidations related to the closure and relocation of sites. We also have incurred, and may continue to incur, additional costs in the near term, including cash payments related to severance, employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense.
The Restructuring Plan may result in other unintended consequences, including higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the United States; higher than anticipated lease termination and facility closure costs; employee attrition beyond our intended reduction in force; and decreased employee morale among our remaining employees; diversion of management attention; adverse effects to our reputation as an employer which could make it more difficult for us to hire new employees in the future; loss of the institutional knowledge and expertise of departing employees; failure to maintain adequate controls and procedures while executing, and subsequent to completing, the Restructuring Plan; and potential failure or delays to meet operational and growth targets due to the loss of qualified employees.
If we experience any of these adverse consequences, the Restructuring Plan and other cost reduction initiatives that we may undertake may not achieve or sustain the intended benefits. Our failure to achieve the expected results from the Restructuring Plan and other cost reduction initiatives for any reason also could lead to the implementation of additional restructuring-related activities in the future, which may exacerbate these risks or introduce new risks which could adversely affect our business, results of operations and financial condition.

We have announced that we are reviewing strategic alternatives for our silicon carbide business, but there can be no assurance that a strategic transaction will be completed or that we will achieve the expected benefits of any strategic transaction that we determine to pursue.
In May 2023, we announced that we are reviewing strategic alternatives for our silicon carbide business. The process of evaluating strategic alternatives and completing any transaction may be time-consuming and involve considerable costs and expenses, which could be higher than what we anticipate. Moreover, we may not be able to complete any strategic transaction on the anticipated terms or time frame or at all, and any strategic transactions may not generate some or all of the anticipated strategic, financial, operational or other benefits. Whether or not a transaction is ultimately completed, the review of strategic alternatives and the pendency of any transaction could adversely impact Coherent and our business (including our silicon carbide business), including through potential business disruption, diversion of management time and attention and reduced employee retention, and potential impacts on Coherent’s relationships with its customers and other stakeholders.
Our operations may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities.
We manufacture some of the components that we incorporate into our subsystem products; in other cases, we provide components to contract manufacturers to produce finished or intermediary goods. For some of the components and finished or intermediary goods, we are the sole qualified manufacturer. Our manufacturing processes are highly complex, and quality issues are often difficult to forecast, detect, and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer, which could result in interruptions in supply and would likely materially impact our results of operations and financial condition. In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or our own business strategies, we may voluntarily, or be required to, transfer the manufacturing of certain products to other manufacturing sites.
Changes in manufacturing processes are often required due to changes in product specifications, yield improvements, changing customer needs, and the introduction of new products. These changes may reduce manufacturing yields at our contract manufacturers and at our own manufacturing facilities, resulting in reduced margins on and/or reduced availability of those products. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs.
Failure to accurately forecast our customer demands and our resulting revenues could result in additional charges for obsolete or excess inventories or noncancellable purchase commitments.
We base many of our operating decisions including, but not limited to, those regarding manufacturing capacity and staffing, and enter into purchase commitments, on the basis of anticipated revenue trends that are highly unpredictable. Some of our purchase commitments are not cancellable, and in some cases we are required to recognize a charge representing an amount of material or capital equipment purchased or ordered that exceeds our actual requirements. Should revenues in future periods fall substantially below our expectations, or should we fail to accurately forecast changes in demand mix, we could be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments.
Our markets are unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.
Our markets are characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating sales in this industry will depend on, among other things:
•maintaining and enhancing our relationships with our customers;
•the education of potential end-user customers about the benefits of lasers and laser systems; and
•our ability to accurately predict and develop our products to meet industry standards.

We cannot ensure you that our expenditures for research and development will result in the launch of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, as amended (“the Sarbanes-Oxley Act”), and New York Stock Exchange (“NYSE”) listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could delay the reporting of our financial results or cause us to be subject to investigations, enforcement actions by regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs or pay fines, settlements, or judgments. Any such failures or difficulties could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. We may also then become the target of activist investors. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Risks Relating to Our Capital Stock
The trading prices for our common stock have been volatile in the past and may be volatile in the future.
The trading prices for our common stock varied between a high of $60.46 per share and a low of $26.29 per share in the fiscal year ended June 30, 2023. The market prices of our securities could fluctuate significantly for many reasons, including the following:
•future announcements by or concerning us or our competitors;
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
•the issuance of common stock or other securities (including shares of common stock issued upon conversion of any shares of Series B Preferred Stock);

•incurrence of indebtedness;
•quarterly variations in operating results;
•our ability to accurately forecast future performance;
•business acquisitions or divestitures;
•fluctuations in the economy, political events, or general market conditions; and
•changes in our operating industry generally.
In addition, stock markets have experienced extreme price and volume fluctuations in recent years. Moreover, these fluctuations frequently have been unrelated to the operating performance or underlying fundamentals of the affected companies. These broad market fluctuations, including fluctuations within our industry peer group, may adversely affect the market price of our common stock. These fluctuations may be unrelated to our performance or out of our control, and could lead to securities class action litigation that could result in substantial expenses and diversion of management’s attention and corporate resources, any or all of which could adversely affect our business, financial condition, and results of operations.
Provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and the Pennsylvania Associations Code (the “Code”) may delay or prevent our acquisition by a third party, which could also reduce the market price of our capital stock.
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
In addition, the Code contains provisions that may have the effect of delaying or preventing a change in our control or changes in our management. Many of these provisions are triggered if any person or group acquires, or discloses the intent to acquire, 20% or more of a corporation’s voting power, subject to certain exceptions. These provisions:
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
Regardless of the amount of a person’s holdings, if a shareholder or shareholder group (including affiliated persons) would be a party to certain proposed transactions with us or would be treated differently from other shareholders of ours in certain proposed transactions, the Code requires approval by a majority of votes entitled to be cast by all shareholders other than the interested shareholder or affiliate group, unless the transaction is approved by independent directors or other criteria are satisfied. Furthermore, under the Code, a “short-form” merger of Coherent Corp. cannot be implemented without the consent of our Board of Directors.
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
Furthermore, the Code provides that directors, in discharging their duties, may consider, to the extent they deem appropriate, the effects of any action upon shareholders, employees, suppliers, customers, and the communities in which the corporation’s offices are located. Directors are not required to consider the interests of shareholders to a greater degree than other constituencies’ interests. The Code expressly provides that directors do not violate their fiduciary duties solely by relying on “poison pills” or the anti-takeover provisions of the Code. We do not currently have a “poison pill.”
All of these provisions may limit the price that investors may be willing to pay for shares of our capital stock.
In addition, if any of certain fundamental changes were to occur, we or the surviving entity would be required to make an offer to repurchase, at the option and election of the holders thereof, for cash each share of Series B Preferred Stock then outstanding. These features of the Series B Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

We do not currently intend to pay dividends on our common stock; holders will benefit from an investment in our common stock only if it appreciates in value and by the intended anti-dilution actions of our share-buyback program.
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
The terms of the Credit Agreement contain a restriction on our ability to pay cash dividends on our capital stock. Credit facilities, indentures, or other financing agreements that we enter into in the future also may contain provisions that restrict or prohibit our ability to pay cash dividends on our capital stock.
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
Our common stock is subordinate to our existing and future indebtedness; the Series B Preferred Stock; and any other preferred stock we may issue in the future. Our Series B Preferred Stock ranks junior to all of our and our subsidiaries’ consolidated liabilities.
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
Our common stock ranks junior to our Series B Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution, or winding-up of our affairs. This means that, unless accumulated dividends have been paid on all the Series B Preferred Stock then outstanding through the most recently completed dividend period, no dividends may be declared or paid on our common stock and we will not be permitted to repurchase any of our common stock, subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution, or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series B Preferred Stock then outstanding the applicable liquidation preferences.
In the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our consolidated liabilities have been paid. In addition, the Series B Preferred Stock ranks structurally junior to all existing and future liabilities of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, or winding-up of our affairs, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on any or all of the Series B Preferred Stock then outstanding.
Our Board of Directors can issue, without approval of the holders of our common stock, preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of our common stock, the rights of holders of shares of our capital stock, or the market price of our capital stock.
Our Articles of Incorporation authorize our Board of Directors to issue one or more additional series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued will rank ahead of our common stock in terms of dividends and liquidation rights. If we issue additional preferred stock, it may adversely affect the market price of our common stock. Our Board of Directors also has the authority, without shareholder approval, subject to applicable law, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends, and other terms, or upon our liquidation, dissolution, or winding-up of our affairs. If we issue additional preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up of our affairs, or if we issue additional preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our capital stock or the market price of our capital stock could be adversely affected. The issuance of preferred stock or even the ability to issue preferred stock could also have the effect of delaying, deterring, or preventing a change of control or other corporate action.

The redemption rights of the holders of Series B Preferred Stock may result in the use of our cash in such a way that could adversely affect our business, financial condition or results of operations.
At any time on or after the ten-year anniversary of the applicable issuance date of the shares of our Series B Preferred Stock and subject to the procedures set forth in the terms of the Series B Preferred Stock, each holder of such shares will have the right to require us to redeem all of such holder’s shares for cash at a price per share equal to the sum of the applicable stated value for such shares plus accrued or declared and unpaid dividends on such shares that had not previously been added to such stated value. This may have the effect of reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, thereby negatively affecting the interests of holders of our other capital stock, including our common stock.
Holders of our Series B Preferred Stock can exercise significant control over us, which could limit the ability of holders of our other capital stock to influence the outcome of key transactions, including a change of control.
Our Series B Preferred Stock has voting rights, allowing holders to vote as one class with our common stock on an as-converted basis, subject to limited exceptions. As a result, the holders of Series B Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Holders of Series B Preferred Stock are entitled to act separately in their own respective interests with respect to their ownership interests in us and have the ability to substantially influence all matters that require approval by our shareholders, including the approval of significant corporate transactions. Additionally, we may not undertake certain actions without the prior written approval of the holders of a majority of the issued and outstanding shares of Series B Preferred Stock, voting separately from our common stock. Subject to certain exceptions, we must not: (1) alter or change the rights, preferences or privileges of our Series B Preferred Stock or amend, modify or supplement any provision of our organizational documents in a manner that adversely affects the rights, powers, preferences or privileges of our Series B Preferred Stock; (2) authorize or issue any senior stock (or securities convertible into senior stock), or amend or alter our articles of incorporation to increase the number of authorized or issued shares of our Series B Preferred Stock; (3) decrease the number of authorized shares of our Series B Preferred Stock (other than as permitted pursuant to a conversion, redemption or repurchase by us thereof); (4) issue any shares of our Series B Preferred Stock (other than pursuant to the amended and restated invested agreement, entered into on March 30, 2021, by and between Bain Capital Private Equity, LP (“BCPE”) and us (the “Investment Agreement”); and (5) effect any voluntary deregistration or delisting with the NYSE of our common stock.
Furthermore, we may not, unless holders of Series B Preferred Stock otherwise consent in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as BCPE owns at least 5% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, Inc., (i) authorize or issue any parity stock and (ii) pay any cash dividend on our common stock (other than ordinary dividends). We also may not, unless BCPE otherwise consents in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as it owns at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, Inc., redeem, repurchase or otherwise acquire (or make or declare any dividend or distribution in respect of) any junior stock (subject to certain exceptions, including, among other things, ordinary dividends, non-cash dividends or other distributions paid pro rata to all holders of our common stock and, if applicable, holders of Series B Preferred Stock, repurchases of junior stock of up to $100 million on an aggregate annual basis and dividends on junior stock in kind or in the form of other junior securities or securities convertible into or exchange for such junior securities). Moreover, under the terms of the Investment Agreement, following the closing of the initial investment and for so long as BCPE beneficially owns shares of Series B Preferred Stock (or shares of our common stock issued upon the conversion thereof) that represent, in the aggregate and on an as-converted basis, at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the completion of the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, BCPE will have the right to nominate one designee and to designate one observer to the our Board of Directors. Circumstances may occur in which the interests of BCPE could conflict with the interests of holders of other outstanding capital stock, including our common stock.
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
A significant portion of our operations is conducted through our subsidiaries, and our ability to generate cash to meet our debt service obligations or to make future dividend payments, to the extent we elect to make such payments in cash, with respect to our Series B Preferred Stock is highly dependent on the earnings and the receipt of funds from our subsidiaries. Our subsidiaries are separate legal entities that have no obligation to make any funds available to us, whether by dividends, loans, or other payments.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2023, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Materials	700,000	Owned
Easton, PA	Manufacturing and Research and Development	Materials	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Materials	235,000	Owned and Leased
Santa Clara, CA	Manufacturing and Research and Development	Lasers	200,000	Owned
Warren, NJ	Manufacturing and Research and Development	Materials	159,000	Leased
Fremont, CA	Manufacturing and Research and Development	Materials	153,000	Leased
Newark, DE	Manufacturing and Research and Development	Materials	135,000	Leased
Murrieta, CA	Manufacturing and Research and Development	Materials	108,000	Leased
Information regarding our principal foreign properties at June 30, 2023, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Materials and Networking	3,047,000	Owned and Leased
Germany	Manufacturing, Research and Development	Lasers	846,000	Owned and Leased
Malaysia	Manufacturing	Networking	640,000	Owned
United Kingdom	Manufacturing, Research and Development	Materials and Networking	319,000	Owned and Leased
Philippines	Manufacturing	Materials	318,000	Leased
Vietnam	Manufacturing	Materials and Networking	211,000	Owned and Leased
Germany	Manufacturing and Distribution	Materials and Networking	138,000	Owned and Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Materials	112,000	Leased
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “COHR”, beginning February 23, 2023 when the Company voluntarily transferred the listing of its common stock from the NASDAQ Global Select Market to the NYSE. As of August 15, 2023, there were approximately 918 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.
Dividends on the Company’s Series A Mandatory Convertible Preferred Stock were payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 6% of the liquidation preference of $200.00 per share. All outstanding shares of Series A Mandatory Convertible Preferred Stock were converted to Company Common Stock on July 3, 2023, and no shares of Series A Mandatory Convertible Preferred Stock are currently issued and outstanding.
Dividends on the Company’s Series B Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5%, subject to increase if Coherent defaults on payment obligation with respect to these shares, not to exceed 14% per annum. Until the fourth anniversary of the issuance of the Series B Convertible Preferred Stock, dividends are payable solely in-kind. After the fourth anniversary, dividends are payable, at the Company’s option, in cash, in-kind or as a combination of both.
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal years ended June 30, 2023 or June 30, 2022. As of June 30, 2023, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. The dollar value of shares as of June 30, 2023 that may yet be purchased under the Program is approximately $28 million. The peer group was changed to better represent the Company following its acquisition of Coherent, Inc. on July 1, 2022.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the Russell 1000 Index, Nasdaq Composite Index and with a peer group of companies constructed by the Company for the period from June 30, 2018, through June 30, 2023. The Company’s current fiscal year peer group includes IPG Photonics Corp., Wolfspeed Inc., Lumentum Holdings, Inc., Corning, Inc., MKS Instruments, Inc., and Honeywell International, Inc. The old peer group includes CMC Materials Inc., Corning Incorporated, Franklin Electric Co., Inc., Lumentum Holdings Inc., MKS Instruments Inc., and Silicon Laboratories, Inc.

$250
$200
$150
$100
$50
$0
6/18
6/19
6/20
6/21
6/22
6/23
Coherent Corp.
NASDAQ Composite
Russell 1000
Old Peer Group
New Peer Group

*$100 invested on 6/30/18 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        [RESERVED]
Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. Coherent’s MD&A is presented in ten sections:
•Forward-Looking Statements
•Overview
•Acquisition and Background of Coherent, Inc.
•Restructuring and Site Consolidation
•Critical Accounting Policies and Estimates
•Transfer to the New York Stock Exchange and Conversion of Series A Preferred Stock
•Fiscal Year 2023 Compared to Fiscal Year 2022
•Fiscal Year 2022 Compared to Fiscal Year 2021
•Liquidity and Capital Resources
•Off Balance Sheet Arrangements
Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Item 1A for discussion of these risks and uncertainties).
Forward-Looking Statements
Certain statements contained in this MD&A are forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “projects” or similar expressions.
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

Overview
Coherent Corp. (“Coherent”, the “Company,” “we,” “us” or “our”), a global leader in materials, networking, and lasers, is a vertically integrated manufacturing company that develops, manufactures, and markets engineered materials, optoelectronic components and devices, and lasers for use in the industrial, communications, electronics and instrumentation markets. Headquartered in Saxonburg, Pennsylvania, Coherent has research and development, manufacturing, sales, service, and distribution facilities worldwide. Coherent produces a wide variety of lasers, along with application-specific photonic and electronic materials and components, and deploys them in various forms, including integrated with advanced software to enable its customers.
We generate almost all of our revenues, earnings and cash flows from developing, manufacturing and marketing a broad portfolio of products and services for our end markets. We also generate revenue, earnings and cash flows from government-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.
Our customer base includes original equipment manufacturers; laser end users; system integrators of high-power lasers; manufacturers of equipment and devices for industrial, optical communications, electronics, and instrumentation markets; U.S. government prime contractors; and various U.S. government agencies.
As we grow, we are focused on scaling our Company and deriving the continued benefits of vertical integration as we strive to be a best-in-class player in all of our highly competitive markets. We may elect to change the way in which we operate or are organized in the future to enable the most efficient implementation of our strategy.
Acquisition and Background of Coherent, Inc.
The acquisition of Coherent, Inc. (“Legacy Coherent”), one of the world’s leading providers of laser and optics-based product solutions, closed on July 1, 2022. For the full fiscal year 2023, Legacy Coherent was included in the combined company and renamed as the Lasers segment. The Lasers segment’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing and aerospace & defense, as well as instrumentation customers in life science and scientific instrumentation.
Legacy Coherent delivers systems to the world’s leading brands, innovators, and researchers, all backed with a global service and support network. Since inception in 1966, Legacy Coherent has grown through internal organic expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes, and product offerings.
The word “laser” is an acronym for “light amplification by stimulated emission of radiation.” Lasers emit an intense output of light with unique and highly useful properties, of which its near perfect collimation (beam like property) is the most commonly known, as well usually being highly monochromatic at a precise wavelength (color). The name Coherent originates from another key property which is related to the synchronization of the phase of the light oscillations, which is known as coherence. Therefore, lasers are many orders of magnitude brighter than any other optical source. Lasers also can be pulsed at almost any repetition rate, even beyond a billion times per second, and are the technology which underpin the global fiber optic communications network, as well as producing the shortest man-made pulses of any technology known.
As a result of their highly collimated beams, the light can be focused to a very small and intense spot or line, useful for applications requiring enough power to modify the target material, with very high precision through processes such as heat treating (annealing), welding or cutting almost any material. The laser’s high spatial resolution is also useful for microscopic imaging and inspection applications, where the laser light is essentially a highly precise illumination source. These applications typically operate at lower powers, so as not to alter the physical property of the target material.
Lasers can produce the lasing action in the form of a gas, liquid, semiconductor, solid state crystal or fiber. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. The Lasers segment manufactures all of these laser types, in various options such as continuous wave, pulse duration, output power, and beam dimensions. Each application has its own specific requirements in terms of laser performance.
The Lasers segment's key laser applications include: semiconductor wafer inspection; manufacturing of advanced printed circuit boards; flat panel display manufacturing; metal cutting and welding, including welding of electric vehicle batteries; manufacturing of medical devices; marking; medical; bio-instrumentation and imaging; and research and development. For example, UV lasers are enabling the continuous move towards miniaturization, which drives innovation and growth in many markets. In addition, the advent of industrial grade ultrafast lasers continues to open up new applications for laser processing.

The Lasers segment’s products are manufactured at sites in California, Oregon, Michigan, New Jersey, and Connecticut in the United States; Germany, Scotland, Finland, Sweden, Switzerland, and Spain in Europe; and South Korea, Singapore, and Malaysia in Asia. In addition, our Lasers segment uses contract manufacturers in Southeast Asia, Eastern Europe and the United States for the production of certain assemblies and turnkey solutions.
Restructuring and Site Consolidation
Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions are expected to be accompanied by other cost reductions and are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model.
In the fourth quarter of fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 21. Restructuring and Synergy and Site Consolidation Plan to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Legacy Coherent, including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the fourth quarter of fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination, the write-off of inventory for products that are being exited and shut down costs. See Note 21. Restructuring and Synergy and Site Consolidation Plan to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
SiC Strategy
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide “SiC” business. We expect to consider a range of strategic alternatives including a minority investment in the SiC business by a strategic or financial partner, joint venture, and/or a sale of the SiC business in fiscal 2024.

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
Goodwill
We test goodwill for impairment annually, and when events or changes in circumstances indicate that goodwill might be impaired. The determination of whether goodwill is impaired requires us to make judgments based on long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated results and general economic and market conditions and their projections. For fiscal year 2023, we performed a quantitative assessment, The fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. Determination of the fair value requires discretion and the use of estimates by management. As of April 1, 2023, we had significant headroom in the Networking and Materials reporting units.
For the Lasers reporting unit, as of April 1, 2023, based on the quantitative assessment, the estimated fair value exceeded the carrying value by approximately 10% and we had determined that the goodwill was at risk for impairment going forward should there be a deterioration of projected cash flows of the reporting unit. Our Lasers reporting unit has goodwill of approximately $3.2 billion at June 30, 2023. In evaluating the Lasers reporting unit, significant weight was provided to the forecasted revenue and related gross margins as we determined that these have the most significant impact on its fair value. The forecasted profitability is expected to increase as volumes increase and the achievement of operating efficiencies and the benefit from the multi-year synergy and site consolidation plans are realized. We used a discount rate of 13.0% which is the required return a market participant would require in its investment in the Reporting Unit based on observed market inputs. If actual results are not consistent with management’s estimates and assumptions, a material goodwill impairment charge could occur, which could have a material adverse effect on our consolidated financial statements.
Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges and other factors. If material adverse conditions occur that impact one or more of our reporting units, our determination of future fair value might not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

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
Business Combinations
Business combinations are accounted for using the purchase method of accounting. As such, assets acquired, including identified intangible assets, and liabilities assumed are recorded at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Management engages third party experts to assist in the valuation of material acquisitions. For our acquisition of Legacy Coherent, we used the multi-period excess earnings method to value the customer relationships and relief from royalty method to value trade name and technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included the forecasted revenue growth, gross margin, projected operating expenses inclusive of expected synergies, including future cost savings, and other benefits expected to be achieved by combining the Company and Legacy Coherent, attrition rate and discount rate. The significant assumption used to estimate the fair value of the trade name included an estimated royalty rate. The significant assumptions used to estimate the fair value of technology included the forecasted revenue growth and an estimated royalty rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
Transfer to New York Stock Exchange and Conversion of Series A Preferred Stock
On February 8, 2023, the Company announced the voluntary transfer of the listing of its common stock, no par value (“Company Common Stock”) and Series A Mandatory Convertible Preferred Stock, no par value (“Mandatory Convertible Preferred Stock”), from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”), effective as of the close of trading on February 22, 2023. The Company Common Stock and Mandatory Convertible Preferred Stock began trading on the NYSE on February 23, 2023, under the ticker symbols “COHR” and “IIVI”, respectively.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to Company Common Stock on July 3, 2023, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Fiscal Year 2023 Compared to Fiscal Year 2022
Effective July 1, 2022, the Company was aligned to report its financial results in the following three designated segments: (i) Materials, (ii) Networking, and (iii) Lasers. The Materials segment represents the former Compound Semiconductors segment and the Networking segment represents the former Photonic Solutions segment. The Lasers segment represents Legacy Coherent. In addition, prior year numbers have been recast to reflect the transfer of two entities between the Networking and Materials segments. We are reporting financial information (revenue and operating income) for these new reporting segments in this Annual Report on Form 10-K.

The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2023 and 2022 ($ in millions except per share information):

	Year Ended June 30, 2023		Year Ended June 30, 2022
		% of Revenues		% of Revenues
Total revenues	$5,160	100%	$3,317	100%
Cost of goods sold	3,542	69	2,051	62
Gross margin	1,618	31	1,265	38
Operating expenses:
Internal research and development	500	10	377	11
Selling, general and administrative	1,037	20	474	14
Restructuring charges	119	2	—	—
Interest and other, net	318	6	132	4
Earnings (loss) before income taxes	(356)	(7)	282	8
Income Tax Expense (Benefit)	(96)	(2)	47	1
Net earnings (loss)	$(259)	(5)%	$235	7%

Diluted earnings (loss) per share	$(2.93)		$1.45
Consolidated
Revenues. Revenues for the year ended June 30, 2023 increased 56% to $5,160 million, compared to $3,317 million for the prior fiscal year. The biggest driver of increased revenue relates to the Lasers segment, which was acquired as part of the Legacy Coherent (“Merger”) acquisition. The largest growth was in the industrial market with increased sales of $1,015 million, or 136%, year-over-year primarily due to the Lasers segment. The remaining contributions to the increased revenues were from growth in the electronics market, which grew 102% year-over-year, contributing an incremental $315 million in sales, and strength in the communications market, which grew by 6% year-over-year, contributing an incremental $139 million in sales. The growth in the industrial end market was primarily due to incremental sales of $1,088 million in the Lasers segment, partially offset by $73 million of softer sales in the Materials and Networking segments. The growth in the electronics market was primarily in the Materials segment due to innovations in sensing products. The strength in the communications market, primarily in the Networking segment, was due to stronger demand in telecom and datacom. Lasers revenue for fiscal 2023 was $1,469 million, of which 74% was in the industrial end market and 26% in the instrumentation end market.
Organic revenue growth was $374 million, or 11%, year-over-year. Materials contributed $230 million of this organic growth year-over-year, with $316 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the industrial end market. Networking increased $144 million year-over-year, with growth in both telecom and datacom.
Gross margin. Gross margin for the year ended June 30, 2023 was $1,618 million, or 31%, of total revenues, compared to $1,265 million, or 38% of total revenues, for fiscal 2022. Gross margin as a percentage of revenues decreased 680 basis points compared to the prior fiscal year. The decrease as a percent of revenue for fiscal 2023 was driven by $158 million of additional expense related to the preliminary fair value adjustment on acquired inventory from the Merger and $87 million of incremental amortization expense related to technology acquired as a result of the Merger. Gross margins excluding the fair value adjustment on acquired inventory and incremental amortization decreased 206 basis points for fiscal 2023 compared to the fiscal 2022, which included a less favorable mix of revenues, higher costs related to the write-off of inventory for product lines that are being exited, underutilized operating capacity in several plants, shut down costs related to site consolidations, and the unfavorable impact of foreign exchange rates.
Internal research and development. IR&D expenses for the fiscal year ended June 30, 2023 were $500 million, or 10% of revenues, compared to $377 million, or 11% of revenues, last fiscal year. The increase of $122 million for fiscal 2023 was driven by an additional $132 million of IR&D expenses from the Lasers segment. As a percentage of revenues, IR&D spend in the Materials segment decreased 4% year-over-year, due to higher costs in fiscal 2022 related to the launch of new products. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all of our businesses, including significant investments in indium phosphide semiconductor lasers, silicon carbide materials, devices for both power electronics and wireless devices, and lasers for display processing and semiconductor capital equipment.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2023 were $1,037 million, or 20% of revenues, compared to $474 million, or 14% of revenues, last fiscal year. The increase in SG&A as a percentage of revenue for fiscal 2023 compared to fiscal 2022 was primarily the result of incremental amortization expense of $240 million, including $209 million related to the Merger and $31 million charges for impairment of certain tradename and customer list intangibles assets (see Note 7. Goodwill and Other Intangible Assets to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information). In addition, the increase in SG&A as a percentage of revenue was due to higher one time-charges related to the Merger of $125 million for integration, share-based compensation, and transaction fees, as well as the comparatively larger sales and administrative efforts required to sell an entire laser system versus components and subsystems.
Restructuring Charges. Restructuring charges related to our Restructuring Plan for the year ended June 30, 2023 were $119 million, or 2% of revenues, and consist of severance and equipment write-offs, net of reimbursements, due to the consolidation of certain manufacturing sites. See Note 21. Restructuring and Synergy and Site Consolidation Plan for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2023 was expense of $318 million compared to expense of $132 million last fiscal year, an increase of $186 million. Included in interest and other, net, were interest expense on borrowings, Merger financing fees, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances. The increase of $186 million in comparison to fiscal 2022 was driven by $166 million incremental interest expense due to the new debt assumed in the financing of the Merger, with $79 million of the fiscal 2022 interest expense related to funding both raised in advance of the closing of the Merger, and fees for financing to be funded contingent upon the close of the Merger, as well as $35 million incurred in the current year related to financing of the Merger. The increases were partially offset by $6 million lower net foreign currency losses and $5 million of incremental interest income.
Foreign currency losses were $11 million for the year ended June 30, 2023, primarily the result of volatility in the foreign exchange market, compared to $16 million of losses for the year ended June 30, 2022. The fiscal 2022 losses include a $24 million realized loss related the purchase of $345 million Euros to pay off the Euro based debt of Legacy Coherent at transaction closing.
Income taxes. Our effective income tax rate for fiscal 2023 was 27%, compared to an effective tax rate of 17% last fiscal year. The difference between our effective tax rate and the U.S. statutory rate of 21% was due to research and development incentives in certain jurisdictions.
Segment Reporting
Revenues and operating income for our reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain expenses, including interest, the impact of foreign exchange, and other miscellaneous expenses as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 14. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.
Networking ($ in millions)

	Year Ended June 30,		% Increase
	2023	2022
Revenues	$2,341	$2,197	7%
Operating income	$222	$232	(4)%
Revenues for the year ended June 30, 2023 for Networking increased 7% to $2,341 million, compared to $2,197 million for last fiscal year. The increase in revenues of $144 million during fiscal 2023 was primarily due to increased revenue in the communications market due to stronger demand in telecom and datacom.
Operating income for the year ended June 30, 2023 for Networking decreased 4% to $222 million, compared to operating income of $232 million last fiscal year. The driver of the decreased operating income was the $56 million in restructuring charges, primarily severance, related to our Restructuring Plan, partially offset by strong sales, lower variable compensation costs and the leveraging of corporate resources across each of our three segments.

Materials ($ in millions)

	Year Ended June 30,		% Increase
	2023	2022
Revenues	$1,350	$1,119	21%
Operating income	$160	$219	(27)%
Revenues for the fiscal year ended June 30, 2023 for Materials increased 21% to $1,350 million, compared to revenues of $1,119 million last fiscal year. The increase in revenues during the current fiscal year was primarily driven by an increase in demand in the electronics end market from innovations in sensing products, partially offset by softer demand in the industrial end market.
Operating income for the fiscal year ended June 30, 2023 for Materials decreased 27%, with operating income of $160 million in the current year, compared to operating income of $219 million last fiscal year. The decrease in operating income during the current fiscal year was driven by $60 million in restructuring charges, primarily severance, related to our Restructuring Plan and $33 million for charges for impairment of certain tradename, customer list and technology intangibles. The increases were partially offset by lower variable compensation costs and lower IR&D spending. As a percentage of revenue, operating income decreased from 20% to 12% primarily due to lower gross margins and the fiscal 2023 restructuring charges, partially offset by lower IR&D spending and lower variable compensation. The lower gross margins as a percentage of revenue were driven by less favorable mix of revenues, higher costs related to the write-off of inventory for products that are being exited, underutilized operating capacity in several plants and shut down costs related to site consolidations.
Lasers ($ in millions)

	Year Ended June 30,		% Increase
	2023	2022
Revenues	$1,469	$—	N/A
Operating income	$(419)	$—	N/A
Revenues for the fiscal year ended June 30, 2023 for Lasers were $1,469 million, with 74% in the industrial end market and 26% from the instrumentation end market.
Operating loss for the fiscal year ended June 30, 2023 for Lasers was $419 million. The loss was driven by $297 million of amortization expense related to the preliminary fair value of intangible assets acquired, $158 million of amortization of the preliminary fair value step-up on acquired inventory, $79 million of integration and site consolidation and shut down costs, one-time charges of $39 million for transaction fees and financing, and $18 million of nonrecurring share-based compensation.
Fiscal Year 2022 Compared to Fiscal Year 2021
Effective July 1, 2022, the Company was aligned to report its financial results in the following three designated segments: (i) Materials, (ii) Networking, and (iii) Lasers. The Materials segment represents the former Compound Semiconductors segment and the Networking segment represents the former Photonic Solutions segment. The Lasers segment represents Legacy Coherent. In addition, prior year numbers have been recast to reflect the transfer of two entities between the Networking and Materials segments. We are reporting financial information (revenue and operating income) for these new reporting segments in this Annual Report on Form 10-K.

The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2022 and 2021 ($ in millions except per share information):

	Year Ended		Year Ended
	June 30, 2022		June 30, 2021
		% of Revenues		% of Revenues
Total revenues	$3,317	100%	$3,106	100%
Cost of goods sold	2,051	62	1,928	62
Gross margin	1,265	38	1,177	38
Operating expenses:
Internal research and development	377	11	330	11
Selling, general and administrative	474	14	445	14
Interest and other, net	132	4	50	2
Earnings before income tax	282	8	353	11
Income taxes	47	1	55	2
Net earnings	$235	7%	$298	10%

Diluted earnings per share	$1.45		$2.37
Consolidated
Revenues. Revenues for the year ended June 30, 2022 increased 7% to $3,317 million, compared to $3,106 million for fiscal 2021. The biggest driver of increased revenue was strength in the communications market, which grew by 7% year-over-year, contributing an incremental $151 million in sales. The strength in the communications market was due to strong demand in datacom and transceivers, specifically for transceivers with data rates greater than 100G. In addition, semiconductor capital equipment sales grew 29% and industrial sales grew 26% compared to fiscal 2021, with an additional $34 million and $85 million in incremental revenue, respectively. This growth was partially offset by decreased revenue in the consumer market, which fell 20%, or $56 million, year-over-year due to lower sales in 3D sensing.
Gross margin. Gross margin for the year ended June 30, 2022 was $1,265 million, or 38%, of total revenues, compared to $1,177 million, or 38% of total revenues, for fiscal 2021. Gross margin as a percentage of revenues increased 20 basis points compared to fiscal 2021.
Internal research and development. IR&D expenses for the fiscal year ended June 30, 2022 were $377 million, or 11% of revenues, compared to $330 million, or 11%. of revenues, in fiscal 2021. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all its businesses including significant investments in indium phosphide semiconductor lasers, silicon carbide materials and devices for both power electronics and wireless devices, semiconductor technology, gallium arsenide semiconductor lasers, and silicon carbide semiconductor technology.
Selling, general and administrative. SG&A expenses for the year ended June 30, 2022 were $474 million, or 14% of revenues, compared to $445 million, or 14% of revenues, in fiscal 2021. We incurred transaction and integration costs relating to the Merger, which increased $9 million year-over-year.
Interest and other, net. Interest and other, net for the year ended June 30, 2022 included expense of $132 million compared to expense of $50 million in fiscal 2021, or an increase of $83 million year over year. Interest and other, net includes $121 million for interest expense on borrowings, and $16 million of foreign currency losses. Interest expense of $121 million incurred in fiscal 2022 was related to funding both raised in advance of the closing of the Merger, as well as fees for financing to be funded contingent upon the close of the transaction, the combined expense totaling $79 million.
Foreign currency losses were $16 million for the year ended June 30, 2022, as compared to $6 million of losses for fiscal 2021. The increased foreign currency impact was the result of volatility in the foreign exchange market, particularly in regard to the Euro. The Company purchased $345 million Euros to pay off the Euro based debt of Coherent at transaction closing, which resulted in a $24 million realized loss during fiscal 2022.
Income taxes. Our effective income tax rate in fiscal 2022 was 17%, compared to an effective tax rate of 16% in fiscal 2021. The fiscal 2022 effective tax rate was lower than statutory rates because of favorable research and development incentives in certain jurisdictions and tax rate differentials between U.S. and foreign jurisdictions.

Segment Reporting
Revenues and operating income for our reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain expenses, including interest, the impact of foreign exchange, and other miscellaneous expenses as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 14. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.
Networking ($ in millions)

	Year Ended June 30,		% Increase
	2022	2021
Revenues	$2,197	$2,004	10%
Operating income	$232	$201	15%
Revenues for the year ended June 30, 2022 for Networking increased 10% to $2,197 million, compared to $2,004 million for fiscal year 2021. Our transceiver business grew across all product lines including the 200G and 400G modules, an increase of $152 million year-over-year.
Operating income for the year ended June 30, 2022 for Networking increased 15% to $232 million, compared to operating income of $201 million for fiscal year 2021. The drivers of the increased operating income were higher sales volume, and improved operating performance.
Materials ($ in millions)

	Year Ended June 30,		% Increase
	2022	2021
Revenues	$1,119	$1,102	2%
Operating income	$219	$227	(4)%
Revenues for the fiscal year ended June 30, 2022 for Materials increased 2% to $1,119 million, compared to revenues of $1,102 million for fiscal year 2021. The increase in revenues during the current fiscal year was primarily driven by strong sales in the industrial market with an increase of $77 million compared to fiscal 2021. This growth was partially offset by a $67 million decrease in the communications market.
Operating income for the fiscal year ended June 30, 2022 for Materials decreased 4% to $219 million, compared to operating income of $227 million for fiscal year 2021. The decrease in operating income during the current fiscal year as a percent of revenue was driven by a $53 million increase in R&D spend in fiscal year 2022 as compared to fiscal year 2021, primarily for SiC materials and devices and InP technology platforms. Additionally, supply chain costs increased year-over-year further driving the decrease in operating income as a percent of revenue.
Liquidity and Capital Resources
Historically, our primary sources of cash have been provided from operations, long-term borrowings, sale of our equity securities and advance funding from customers. Our historic uses of cash have been for business acquisitions, capital expenditures, investments in research and development, payments of principal and interest on outstanding debt obligations, payments of debt and equity issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:

Sources (uses) of Cash (millions):

Year Ended June 30,	2023	2022	2021
Proceeds from long-term borrowings and revolving credit facility	$3,715	$—	$—
Net proceeds from debt and equity issuances	1,358	990	1,611
Net cash provided by operating activities	634	413	574
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	24	18	32
Effect of exchange rate changes on cash and cash equivalents and other items	(4)	34	22
Payment on Convertible Debt and Finisar Notes	(4)	(15)	—
Other investing and financing	(5)	(8)	5
Payment of dividends	(28)	(35)	(20)
Payments in satisfaction of employees’ minimum tax obligations	(54)	(21)	(20)
Debt issuance costs	(127)	(10)	—
Additions to property, plant & equipment	(436)	(314)	(146)
Payments on existing debt	(1,330)	(62)	(926)
Purchases of businesses, net of cash acquired	(5,489)	—	(34)
Net cash provided by operating activities:
Net cash provided by operating activities was $634 million during the current fiscal year ended June 30, 2023 compared to $413 million of cash provided by operating activities during the same period last fiscal year. The increase in cash flows provided by operating activities during the year ended June 30, 2023 compared to the same period last fiscal year was driven by improved management of working capital accounts.
Net cash provided by operating activities was $413 million and $574 million for the fiscal years ended June 30, 2022 and 2021, respectively. The increase in cash flows provided by operating activities during the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was primarily driven by decreased net earnings of $63 million due to increased interest expense. In addition, higher levels of working capital were needed in order to ensure business continuity in the face of supply chain challenges and projected growth.
Net cash used in investing activities:
Net cash used in investing activities was $5.9 billion for the fiscal year ended June 30, 2023, compared to net cash used of $320 million for the same period last fiscal year. In fiscal 2023, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures increased by $122 million year-over-year, to continue to increase capacity to meet the growing demand for our product portfolio.
Net cash used in investing activities was $320 million and $173 million for the fiscal years ended June 30, 2022 and 2021, respectively. Net cash used in investing activities during the fiscal year ended June 30, 2022 primarily included $314 million of cash expenditures to continue to increase capacity to meet the growing demand for our product portfolio. Net cash used in investing activities during the fiscal year ended June 30, 2021 primarily included $34 million for net cash paid for the acquisition of Ascatron AB and INNOViON Corporation and $146 million of cash expenditures to continue to increase capacity to meet the growing demand for our product portfolio.
Net cash provided by financing activities:
Net cash provided by financing activities was $3.6 billion for the fiscal year ended June 30, 2023, compared to net cash provided by financing activities of $863 million for the same period last fiscal year. Cash inflow for the current year-to-date period was from borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company’s existing senior credit facilities.
Net cash provided by financing activities was $863 million for the year ended June 30, 2022 compared to net cash provided by financing activities of $676 million for the year ended June 30, 2021. Net cash provided by financing activities during the fiscal year ended June 30, 2022 was primarily driven by $980 million of net proceeds from the Company’s issuance of 5.000% Senior Notes due 2029, issued in December 2021, partially offset by cash used to repay borrowings and Series A dividends, of $62 million and $35 million, respectively.

Senior Credit Facilities as of June 30, 2022
On July 1, 2022, the amounts outstanding under the Company’s prior senior credit facilities were repaid in full using proceeds from the New Term Facilities (defined below).
New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of June 30, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $256 million for the fiscal year ended June 30, 2023, which is included in interest expense in the Consolidated Statements of Earnings (Loss).
During the fiscal year ended June 30, 2023, the Company made payments of $265 million for the Term Facilities, including voluntary prepayments of $212 million.
As of June 30, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility. In the three months ended December 31, 2022, we repaid the $65 million that was borrowed in the three months ended September 30, 2022.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 6% and 2% for the years ended June 30, 2023 and 2022, respectively.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2023	June 30, 2022
Cash, cash equivalents, and restricted cash	$833	$2,582
Available borrowing capacity under New Revolving Credit Facility	348	450
Total debt obligations	4,310	2,300
On July 1, 2022, we utilized $2.1 billion of cash, cash equivalents, and restricted cash as part of the funding required to complete the Merger. The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in IR&D, and internal and external growth objectives at least through fiscal year 2024.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2023, we held approximately $636 million of cash and cash equivalents outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At June 30, 2023, we had $16 million of restricted cash.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Contractual Obligations
As of June 30, 2023, in the ordinary course of business, we had total estimated purchase commitments from vendors of approximately $757 million. In addition, as of June 30, 2023, we had obligations under our operating leases of approximately $219 million, $47 million of which will be paid in the fiscal year 2024.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
We are exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, we use a variety of techniques and derivative financial instruments as part of our overall risk management strategy, which is primarily focused on our exposure in relation to the Chinese Renminbi, Euro, Swiss Franc, Japanese Yen, Singapore Dollar, Korean Won and Malaysian Ringgit. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risk
As of June 30, 2023, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. On March 20, 2023, we amended the swap contract. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $47 million for the year ended June 30, 2023.
On February 23, 2022, we entered into an interest rate cap (the “Cap”, with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap contract. As the Cap is not effective until July 2023, there is no impact on variable rate borrowings from the Cap for the year ended June 30, 2023.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-159f) and 15(d)-15(f). The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s Consolidated Financial Statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and other results of such systems.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2023, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2023, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent Corp. and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 18, 2023 expressed an unqualified opinion thereon.
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

Valuation of customer relationships, trade name and technology intangible assets in the acquisition of Coherent, Inc.
Description of the Matter	As discussed in Note 3 to the consolidated financial statements, during the year ended June 30, 2023, the Company completed the acquisition of Coherent, Inc. (“Lasers”) for a total purchase price of approximately $7.1 billion. The acquisition was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill.

Auditing the Company’s accounting for its acquisition of Lasers was complex due to the significant estimation uncertainty involved in estimating the fair value of customer relationships, trade name and technology intangible assets. The total fair value ascribed to customer relationships, trade name and technology intangible assets amounted to $1.8 billion, $430 million and $1.2 billion, respectively. The Company used the multi-period excess earnings method to value the customer relationships and relief from royalty method to value trade name and technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included the forecasted revenue growth, gross margin, projected operating expenses inclusive of expected synergies, including future cost savings, and other benefits expected to be achieved by combining the Company and Lasers, attrition rate and discount rate. The significant assumption used to estimate the fair value of trade name included an estimated royalty rate. The significant assumptions used to estimate the fair value of technology included the forecasted revenue growth and an estimated royalty rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Lasers. For example, we tested controls that address the risks of material misstatement relating to the valuation of the customer relationships, trade name and technology intangible assets, including management’s review of the methods and significant assumptions used to develop such estimates.

To test the estimated fair value of the acquired customer relationships, trade name and technology intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodology used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenue growth, gross margin, projected operating expenses inclusive of expected synergies, including future cost savings, and other benefits expected to be achieved by combining the Company and Lasers and attrition rate, we compared the financial projections to current industry and economic trends, the historic financial performance of the acquired business, the Company’s history with other acquisitions, and forecasted performance of guideline public companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialist to assist in evaluating the methodologies used to estimate the fair value of the customer relationships, trade name and technology intangible assets and to test certain significant assumptions, including: (i) the discount rate, which included comparison of the selected discount rate to the acquired business’s weighted average cost of capital, an evaluation of the relationships of the weighted average cost of capital, internal rate of return and weighted-average return on assets, and consideration of guideline public company benchmarking analyses reflecting the composition of purchase prices for similar transactions; and (ii) the royalty rate, which included a comparison of the selected royalty rate to a range of royalty rates we identified by performing an independent search of comparable licensing agreements.

Goodwill impairment assessment - Lasers Reporting Unit
Description of the Matter	At June 30, 2023, the Company had $4.5 billion of goodwill on its consolidated balance sheet. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment test for the Lasers reporting unit is complex because it involves making assumptions about the timing and amount of the forecasted future net cash flows of the reporting unit. The fair value estimate can be sensitive to significant assumptions such as revenue and the selected discount rate, which is based on a risk-adjusted weighted-average cost of capital. These significant assumptions are forward looking and could be impacted by future economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the assumptions described above.

Our audit procedures to test management’s impairment evaluation of the Lasers reporting unit included, among others, assessing the valuation methodology and assumptions discussed above, and the underlying data used to develop such assumptions. For example, we compared certain assumptions to current industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the assumptions. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodologies and auditing the assumptions used to calculate the estimated fair value of the Lasers reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania

August 18, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Coherent Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherent Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated August 18, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 18, 2023

Coherent Corp. and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2023	2022
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$833,333	$2,582,371
Accounts receivable - less allowance for doubtful accounts of $8,005 and $4,206 at June 30, 2023 and June 30, 2022, respectively	901,531	700,331
Inventories	1,272,333	902,559
Prepaid and refundable income taxes	28,271	19,585
Prepaid and other current assets	216,530	100,346
Total Current Assets	3,251,998	4,305,192
Property, plant & equipment, net	1,782,035	1,363,195
Goodwill	4,512,700	1,285,759
Other intangible assets, net	3,814,684	635,404
Deferred income taxes	37,748	31,714
Other assets	311,968	223,582
Total Assets	$13,711,133	$7,844,846

Liabilities. Mezzanine Equity and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$74,836	$403,212
Accounts payable	405,308	434,917
Accrued compensation and benefits	175,564	172,109
Operating lease current liabilities	38,271	27,574
Accrued income taxes payable	74,488	29,317
Other accrued liabilities	310,281	199,830
Total Current Liabilities	1,078,748	1,266,959
Long-term debt	4,234,962	1,897,214
Deferred income taxes	780,307	77,259
Operating lease liabilities	140,748	110,214
Other liabilities	247,402	109,922
Total Liabilities	6,482,167	3,461,568
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 and 75,000 shares at June 30, 2023 and June 30, 2022, redemption value - $2,309,966 and 798,181 as of June 30, 2023 and June 30, 2022, respectively	2,241,415	766,803
Shareholders’ Equity
Series A preferred stock, no par value, 6% cumulative; issued - 2,300,000 shares at June 30, 2023 and June 30, 2022	445,319	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 154,719,413 shares at June 30, 2023; issued - 120,923,171 shares at June 30, 2022	3,781,211	2,064,552
Accumulated other comprehensive income (loss)	109,726	(2,167)
Retained earnings	944,416	1,348,125
	5,280,672	3,855,829
Treasury stock, at cost - 15,135,711 shares at June 30, 2023 and 13,972,758 shares at June 30, 2022	(293,121)	(239,354)
Total Shareholders’ Equity	4,987,551	3,616,475
Total Liabilities, Mezzanine Equity and Shareholders’ Equity	$13,711,133	$7,844,846
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Earnings (Loss)

Year Ended June 30,	2023	2022	2021
($000, except per share data)
Revenues	$5,160,100	$3,316,616	$3,105,891

Costs, Expenses and Other Expense (Income)
Cost of goods sold	3,541,817	2,051,120	1,928,432
Internal research and development	499,603	377,106	330,105
Selling, general and administrative	1,036,699	474,096	445,235
Restructuring charges	119,101	—	—
Interest expense	286,872	121,254	59,899
Other expense (income), net	31,566	11,233	(10,370)
Total Costs, Expenses and Other Expense	5,515,658	3,034,809	2,753,301

Earnings (Loss) Before Income Taxes	(355,558)	281,807	352,590

Income Tax Expense (Benefit)	(96,100)	47,048	55,038

Net Earnings (Loss)	$(259,458)	$234,759	$297,552

Less: Dividends on Preferred Stock	$144,212	$68,225	$37,231
Net Earnings (Loss) available to the Common Shareholder	$(403,670)	$166,534	$260,321

Basic Earnings (Loss) Per Share	$(2.93)	$1.57	$2.50

Diluted Earnings (Loss) Per Share	$(2.93)	$1.45	$2.37
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year Ended June 30,	2023	2022	2021
($000)
Net earnings (loss)	$(259,458)	$234,759	$297,552
Other comprehensive income (loss):
Foreign currency translation adjustments	87,927	(89,967)	86,991
Change in fair value of interest rate swap, net of taxes of $2,122, $11,901, and $3,372 for the years ended June 30, 2023, 2022, and 2021, respectively	7,749	43,508	12,312
Change in fair value of interest rate cap, net of taxes of $5,934 and $3,818 for the years ended June 30, 2023 and 2022, respectively	22,322	14,306	—
Pension adjustment, net of taxes of ($1,682), $3,856 and $576 for the years ended June 30, 2023, 2022, and 2021, respectively	(6,105)	15,719	2,347
Other comprehensive income (loss)	111,893	(16,434)	101,650
Comprehensive income (loss)	$(147,565)	$218,325	$399,202
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Mezzanine Equity

					Accumulated Other
	Common Stock		Preferred Stock		Comprehensive	Retained	Treasury Stock			Mezzanine Equity
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Shares	Amount	Total	Preferred Shares	Amount
(000, including share amounts)
Balance - June 30, 2020	105,916	$1,486,947	—	$—	$(87,383)	$876,552	(13,356)	$(199,313)	$2,076,803	—	$—
Share-based and deferred compensation activities	2,512	102,737	—	—	—	—	(284)	(19,153)	83,584	—	—
Series B shares issued in March 2021	—	—	—	—	—	—	—	—	—	75	716,087
Shares issued in underwritten public offering	10,698	438,589	2,300	445,319	—	—	—	—	883,908	—	—
Net earnings	—	—	—	—	—	297,552	—	—	297,552	—	—
Foreign currency translation adjustments	—	—	—	—	86,991	—	—	—	86,991	—	—
Change in fair value of interest rate swap, net of taxes of $3,372	—	—	—	—	12,312	—	—	—	12,312	—	—
Pension adjustment, net of taxes of $576	—	—	—	—	2,347	—	—	—	2,347	—	—
Dividends	—	—	—	—	—	(37,327)	—	—	(37,327)	—	10,091
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$3,406,170	75	$726,178
Share-based and deferred compensation activities	1,796	92,667	—	—	—	—	(333)	(20,888)	71,779	—	—
Net earnings	—	—	—	—	—	234,759	—	—	234,759	—	—
Foreign currency translation adjustments	—	—	—	—	(89,967)	—	—	—	(89,967)	—	—
Change in fair value of interest rate swap, net of taxes of $11,901	—	—	—	—	43,508	—	—	—	43,508	—	—
Change in fair value of interest rate cap, net of taxes of $3,818	—	—	—	—	14,306	—	—	—	14,306	—	—
Pension adjustment, net of taxes of $3,856	—	—	—	—	15,719	—	—	—	15,719	—	—
Dividends	—	—	—	—	—	(68,327)	—	—	(68,327)	—	40,625
Adjustments for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	(11,472)	—	—
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	4,029	171,128	—	—	—	—	(1,164)	(53,767)	117,361	—	—
Coherent Acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible Debt Conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net loss	—	—	—	—	—	(259,458)	—	—	(259,458)	—	—
Foreign currency translation adjustments	—	—	—	—	87,927	—	—	—	87,927	—	—
Change in fair value of interest rate swap, net of taxes of $2,122	—	—	—	—	7,749	—	—	—	7,749	—	—
Change in fair value of interest rate cap, net of taxes of $5,934	—	—	—	—	22,322	—	—	—	22,322	—	—
Issuance of Series B Shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $(1,682)	—	—	—	—	(6,105)	—	—	—	(6,105)	—	—
Dividends	—	—	—	—	—	(144,251)	—	—	(144,251)	—	116,612
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$4,987,551	215	$2,241,415
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended June 30,	2023	2022	2021
($000)
Cash Flows from Operating Activities
Net earnings (loss)	$(259,458)	$234,759	$297,552
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	267,562	207,132	187,803
Amortization	414,125	79,647	82,266
Share-based compensation expense	148,872	73,214	70,953
Non-cash impairment of property, plant & equipment	119,456	—	—
Amortization of discount on convertible debt and debt issuance costs	19,850	18,807	20,732
Debt extinguishment expense	6,855	—	24,747
Losses (gains) on disposals of property, plant & equipment	2,440	617	2,537
Unrealized losses (gains) on foreign currency remeasurements and transactions	(3,549)	1,167	5,545
Earnings from equity investments	66	(2,190)	(14,246)
Deferred income taxes	(206,822)	(8,154)	(371)
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	68,315	(55,193)	(51,697)
Inventories	174,136	(230,882)	(44,645)
Accounts payable	(83,330)	97,053	2,266
Contract Liabilities	(18,957)	26,614	2,820
Income taxes	28,651	17,961	(18,086)
Accrued compensation and benefits	(57,140)	(9,382)	23,934
Other operating net assets (liabilities)	12,953	(37,838)	(17,757)
Net cash provided by operating activities	634,025	413,332	574,353
Cash Flows from Investing Activities
Additions to property, plant & equipment	(436,060)	(314,332)	(146,337)
Purchases of businesses, net of cash acquired	(5,488,556)	—	(34,394)
Other investing activities	(4,010)	(5,750)	7,774
Net cash used in investing activities	(5,928,626)	(320,082)	(172,957)
Cash Flows from Financing Activities
Proceeds from borrowings of Term B Facility	2,800,000	—	—
Proceeds from issuance of Series B preferred shares	1,400,000	—	750,000
Proceeds from borrowings of Term A Facility	850,000	—	—
Proceeds from borrowings of Revolving Credit Facility	65,000	—	—
Proceeds from issuance of common shares	—	—	460,000
Proceeds from issuance of Series A preferred shares	—	—	460,000
Proceeds from issuance of Senior Notes	—	990,000	—
Payments on existing debt	(1,265,175)	(62,050)	(851,650)
Payments on borrowings under Revolving Credit Facility	(65,000)	—	(74,000)
Payments on convertible notes	(3,561)	—	—
Payment of Finisar Notes	—	(14,888)	—
Debt issuance costs	(126,516)	(10,197)	—
Equity issuance costs	(42,000)	—	(58,596)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	24,167	17,858	32,360
Payments in satisfaction of employees’ minimum tax obligations	(54,172)	(21,249)	(19,701)
Payment of dividends	(27,600)	(34,508)	(20,319)
Other financing activities	(1,124)	(2,013)	(2,367)
Net cash provided by financing activities	3,554,019	862,953	675,727
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,223)	34,276	21,723
Net increase in cash and cash equivalents, and restricted cash	(1,744,805)	990,479	1,098,846
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,582,371	1,591,892	493,046
Cash, Cash Equivalents, and Restricted Cash at End of Period	$837,566	$2,582,371	$1,591,892

Cash paid for interest	$282,835	$57,314	$37,266
Cash paid for income taxes	$89,567	$50,000	$60,393
Non cash transactions:
Additions to property, plant & equipment included in accounts payable	$36,777	$84,890	$32,028
See Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows. Restricted cash, non-current is included in the consolidated balance sheets under “Other Assets” At June 30, 2023, we had $16 million of restricted cash.

Year Ended June 30,	2023	2022	2021
($000)
Cash, cash equivalents, and restricted cash	$833,333	$2,582,371	$1,591,892
Restricted cash, non-current	4,233	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$837,566	$2,582,371	$1,591,892
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.        Nature of Business and Summary of Significant Accounting Policies
Nature of Business. Coherent Corp. (“Coherent,” the “Company,” “we,” “us” or “our”), a global leader in materials, networking, and lasers, is a vertically-integrated manufacturing company that develops, manufactures, and markets engineered materials, optoelectronic components and devices, and lasers for use in the industrial, communications, electronics and instrumentation markets. The Company markets its products through its direct sales force and through distributors and agents.
The Company uses certain uncommon materials and compounds to manufacture its products. Some of these materials are available from only one proven outside source. The continued high quality of these materials is critical to the stability of our manufacturing yields. We have not experienced material production delays due to a shortage of materials. However, we do occasionally experience problems associated with vendor-supplied materials not meeting specifications for quality or purity. A significant failure of our suppliers to deliver sufficient quantities of necessary high-quality materials on a timely basis could have a material adverse effect on our results of operations.
Transfer to New York Stock Exchange. On February 8, 2023, the Company announced the voluntary transfer of the listing of its common stock, no par value (“Coherent Common Stock”) and Series A Mandatory Convertible Preferred Stock, no par value (“Mandatory Convertible Preferred Stock”), from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”), effective as of the close of trading on February 22, 2023. The Coherent Common Stock and Mandatory Convertible Preferred Stock began trading on the NYSE on February 23, 2023 under the ticker symbols “COHR” and “IIVI”, respectively.
Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with generally accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions Coherent may undertake in the future, actual results may ultimately differ from the estimates.
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
Cash, Cash Equivalents, and Restricted Cash. We consider highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023, we had restricted cash of $16,256 that is restricted for a specific purpose, with $12 million and $4 million recorded in cash, cash equivalents, and restricted cash and other assets, respectively, on our Consolidated Balance Sheet.
Allowance for Expected Credit Losses. We recognize expected credit losses resulting from the inability of our customers to make required payments through an allowance account that is measured each reporting date. We estimate credit losses over the life of our trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions.
Inventories. Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. We generally record a reduction to the carrying value of inventory as a charge against earnings for all products on hand more than 12 to 24 months, depending on the nature of the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional charge may be recorded for product on hand that is in excess of product sold to customers over the same periods noted above.
Property, Plant and Equipment. Property, plant and equipment are carried at cost or fair value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. We review our property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation on property, plant and equipment and amortization on finance lease right-of-use assets for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives for building, building improvements and land improvements of 10 to 40 years and 3 to 20 years for machinery and equipment.

Leases. Leases are recognized under Accounting Standards Codification 842, Leases. The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Earnings (Loss), lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred, and are not presented as part of the ROU asset or lease liability. See Note 12. Leases for further information.
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
On July 1, 2022, we acquired Coherent, Inc. The significant accounting policies of Coherent, Inc. have been aligned to conform to those of the Company, and the consolidated financial statements include the results of Coherent, Inc. as of its acquisition date. See Note 3. Coherent Acquisition for further information.
Goodwill. The excess purchase price over the fair value allocated to identifiable tangible and intangible net assets of businesses acquired is reported as goodwill in the accompanying Consolidated Balance Sheets. We test goodwill for impairment at least annually as of April 1, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting units to the recorded value (including goodwill). We use a discounted cash flow (“DCF”) model and/or a market analysis to determine the fair value of our reporting units. A number of assumptions and estimates are involved in estimating the forecasted cash flows used in the DCF model, including markets and market shares, sales volume and pricing, costs to produce, working capital changes and income tax rates. Management considers historical experience and all available information at the time the fair values of the reporting units are estimated. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
We have the option to perform a qualitative assessment of goodwill prior to completing the quantitative assessment described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, it must perform the quantitative assessment. Otherwise, we will forego the quantitative assessment and does not need to perform any further testing. As of April 1 of fiscal years 2023 and 2022, we completed our annual impairment tests of our reporting units using the quantitative assessment. For fiscal year 2023, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. Determination of the fair value requires discretion and the use of estimates by management. As of April 1, 2023, we had significant headroom in the Networking and Materials reporting units.
For the Lasers reporting unit, as of April 1, 2023, based on the quantitative assessment, the estimated fair value exceeded the carrying value by approximately 10% and we had determined that the goodwill was at risk for impairment going forward should there be a deterioration of projected cash flows of the reporting unit. Our Lasers reporting unit has goodwill of approximately $3.2 billion at June 30, 2023. In evaluating the Lasers reporting unit, significant weight was provided to the forecasted revenue and related gross margins as we determined that these have the most significant impact on its fair value. The forecasted profitability is expected to increase as volumes increase and the achievement of operating efficiencies and the benefit from the multi-year synergy and site consolidation plans are realized. We used a discount rate of 13.0% which is the required return a market participant would require in its investment in the Reporting Unit based on observed market inputs. If actual results are not consistent with management’s estimates and assumptions, a material goodwill impairment charge could occur, which could have a material adverse effect on our consolidated financial statements.

Due to the cyclical nature of our business, and the other factors described in the section on Risk Factors set forth in Item 1A of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges and other factors. If material adverse conditions occur that impact one or more of our reporting units, our determination of future fair value might not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
Intangibles. Intangible assets are initially recorded at their cost or fair value upon acquisition. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment at April 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired. As of April 1 of fiscal 2023, the Company completed a quantitative impairment test of the Coherent trade name acquired in the Merger using the relief from royalty method and determined that its fair value is well in excess of its carrying value. As of April 1, 2023, the Company recorded $25 million of impairment charges related to the abandonment of certain purchased technology and customer lists $14 million of impairment charges related to trade names for older acquisitions. See Note 7. Goodwill and Other Intangible Assets for further information.
Investments in Other Entities. In the normal course of business, we enter into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by the Company in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. We determine whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if the Company is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When the Company is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest.
We generally account for investments we make in VIEs in which we have determined that we do not have a controlling financial interest but have significant influence over or hold at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for under ASC 321, Investments - Equity Securities. If an entity fails to meet the characteristics of a VIE, management then evaluates such entity under the voting model. Under the voting model, management consolidates the entity if they determine that the Company, directly or indirectly, has greater than 50% of the voting shares and determines that other equity holders do not have substantive participating rights.
Series A Mandatory Convertible Preferred Stock. The Mandatory Convertible Preferred Stock is initially measured at fair value, less underwriting discounts and commissions and offering expenses paid by the Company. The Preferred Stock’s dividends are cumulative, at 6% per annum. See Note 10. Equity and Redeemable Preferred Stock for further information.
Series B Convertible Preferred Stock. The Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholder. The Series B-2 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholder. See Note 10. Equity and Redeemable Preferred Stock for further information.
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such accruals are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. We had no material loss contingency liabilities at June 30, 2023 related to commitments and contingencies.

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
Revenue Recognition. Revenue is recognized under Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), when or as obligations under the terms of a contract with our customer have been satisfied and control has transferred to the customer. We have elected the practical expedient to exclude all taxes from the measurement of the transaction price.
For contracts with commercial customers, which comprise the majority of our performance obligations, ownership of the goods and associated revenue are generally transferred to customers at a point in time, generally upon shipment of a product to the customer or delivery of the product to the customer and without significant judgments. The majority of contracts typically require payment within 30 to 90 days after transfer of ownership to the customer.
We periodically enter into contracts in which a customer may purchase a combination of goods and/or services, such as products with maintenance contracts or extended warranty. Extended warranties are sold separately from products, and represent a distinct performance obligation. Revenue related to the performance obligation for extended warranties is recognized over time as the customer simultaneously receives and consumes the benefits provided by us.
Contracts with the U.S. government through its prime contractors are typically for products or services with no alternative future use to the Company with an enforceable right to payment for performance completed to date, whereas commercial contracts typically have alternative use. Customized products with no alternative future use to the Company with an enforceable right to payment for performance completed to date are recorded over time utilizing the output method of units delivered. We consider this to be a faithful depiction of the transfer to the customer of revenue over time due to short cycle time and immaterial work-in-process balances. The majority of contracts typically require payment within 30 to 90 days after transfer of ownership to the customer.
Service revenue includes repairs, tolling arrangements and installation. Repairs, tolling and installation activities are usually completed in a short period of time (normally less than one month) and therefore recorded at a point in time when the services are completed. The majority of contracts typically require payment within 30 to 90 days after performance of the service.
Non-recurring engineering arrangements are typically recognized as product revenue over time under either the time and material practical expedient, as the entity has a right to consideration from a customer, in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date or under the output method. The majority of contracts typically require payment within 30 to 90 days.
Our revenue recognition policy is consistently applied across our segments, product lines, services, and geographical locations. For the periods covered herein, we measure revenue based on the amount of consideration it expects to be entitled to in exchange for products or services, reduced by the amount of variable consideration related to products expected to be returned. We determine variable consideration, which primarily consists of product returns and distributor sales price reductions resulting from price protection agreements, by estimating the impact of such reductions based on historical analysis of such activity.
Under ASC 606, we expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses (“SG&A”). We have elected to recognize the costs for freight and shipping when control over products has transferred to the customer as an expense in cost of goods sold.
We monitor and track the amount of product returns and reduces revenue at the time of shipment for the estimated amount of future returns, based on historical experience.

We offer an assurance-type limited warranty that products will be free from defects in materials and workmanship. We establish an accrual for estimated warranty expenses at the time revenue is recognized. The warranty is typically one year, although can be longer periods for certain products, and is typically limited to either (1) the replacement or repair of the product or (2) a credit against future purchases.
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. See Note 4. Revenue from Contracts with Customers for further information.
Internal Research and Development. Internal research and development (“IR&D”) expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology, including allocations of our wafer fabrication and other manufacturing facilities and resources utilized to support R&D programs, are included in IR&D expenses as incurred.
Share-Based Compensation. Share-based compensation arrangements require the recognition in net earnings (loss) of the grant date fair value of stock compensation (for equity-classified awards). We recognize the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period, net of forfeitures. The estimated annualized forfeitures are based on our historical experience of pre-vesting cancellations. We will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated. See Note 13. Share-Based Compensation for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.
Earnings per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. If there is a net loss for the period, diluted earnings per share is the same as basic earnings per share. See Note 11. Earnings Per Share for further information.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is a measure of all changes in shareholders’ equity that result from transactions and other economic events in the period other than transactions with owners. Accumulated other comprehensive income (loss) is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments, changes in the fair value of interest rate swap and cap derivative instruments, and pension adjustments.
Fair Value Measurements. We apply fair value accounting for all financial assets and liabilities that are required to be recognized or disclosed at fair value in the Consolidated Financial Statements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact, and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
Note 2.        Recently Issued Financial Accounting Standards
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This topic provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contract modifications of debt and lease contracts and derivative contracts identified in a hedging relationship. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. We adopted Topic 848 in the three months ended March 31, 2023 and applied the practical expedients under Topic 848 to account for modifications and updates to our floating rate debt, our interest rate swap and our interest rate cap. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate cap and swap contracts. The adoption did not have a material impact on our consolidated financial statements.

Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification ASC 606, Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. We adopted this accounting standard as of July 1, 2022. The acquisition of Coherent, Inc. has been accounted for in accordance with ASU 2021-08, as will any future acquisitions. Results of operations for quarterly periods prior to adoption remain unchanged as a result of the adoption of ASU No. 2021-08. Refer to Note 3. Coherent Acquisition for further information.
Note 3.        Coherent Acquisition
On July 1, 2022 (the “Closing Date”), the Company completed its acquisition of Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of legacy Coherent, Inc. (“Legacy Coherent”), par value $0.01 per share (the “Legacy Coherent Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of Coherent’s common stock, no par value (“Coherent Common Stock”).
Following the completion of the Legacy Coherent acquisition, the Company announced a new brand identity, including a corporate name change to Coherent Corp. (NYSE: COHR) on September 8, 2022.
On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a new term loan A credit facility (the “Term A Facility”) in an aggregate principal amount of $850 million a new term loan B credit facility (the “Term B Facility”) (and, together with the Term A Facility, the “Term Facilities”) in an aggregate principal amount of $3 billion, and a new revolving credit facility (the “Revolving Credit Facility”) in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. For further information on the credit facility refer to Note 8. Debt.
In order to complete the funding of the Merger, we had a net cash outflow of $2.1 billion on July 1, 2022. We recorded $94 million of acquisition related costs in the year ended June 30, 2023 representing professional and other direct acquisition costs. These costs are recorded within SG&A expense in our Consolidated Statement of Earnings (Loss). Approximately 23 million shares of Coherent Common Stock in the aggregate were issued in conjunction with the closing of the Merger. Total Merger consideration was $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Legacy Coherent restricted stock units.

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
			$7,095,783
The purchase price allocation set forth herein is final. We allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require estimates, especially with respect to intangible assets, inventories, property, plant & equipment and deferred income taxes. In determining the fair value of intangible assets acquired, we must make assumptions about the future performance of the acquired business, including among other things, the forecasted revenue growth attributable to the asset group and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the Company and Legacy Coherent. Our intangible assets are comprised of trade names and trademarks, customer relationships, developed technology and backlog. We utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the purchase price allocation. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.

Our final allocation of the purchase price of Legacy Coherent, based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

	Final Purchase Price Allocation
	Previously Reported September 30, 2022	Measurement Period Adjustments (i)	As Adjusted
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$393,324	$—	$393,324
Accounts receivable	270,928	—	270,928
Inventories (ii)	497,345	65,539	562,884
Prepaid and refundable income taxes (iii)	8,869	(4,037)	4,832
Prepaid and other current assets (iv)	41,467	(3,662)	37,805
Total Current Assets	1,211,933	57,840	1,269,773
Property, plant & equipment, net (v)	424,228	16,704	440,932
Deferred income taxes (iii)	1,115	(879)	236
Other assets (iv)	102,726	3,662	106,388
Other intangible assets, net (vi)	2,425,454	1,079,546	3,505,000
Goodwill	4,005,727	(830,743)	3,174,984
Total Assets	$8,171,183	$326,130	$8,497,313
Liabilities
Current Liabilities
Current portion of long-term debt	$4,504	$—	$4,504
Accounts payable	116,754	—	116,754
Accrued compensation and benefits (vii)	60,596	(1,965)	58,631
Operating lease current liabilities	13,002	—	13,002
Accrued income taxes payable (iii)	16,936	8,116	25,052
Other accrued liabilities (vii)	136,042	2,882	138,924
Total Current Liabilities	347,834	9,033	356,867
Long-term debt	22,991	—	22,991
Deferred income taxes (iii)	563,824	313,774	877,598
Operating lease liabilities	43,313	—	43,313
Other liabilities (vii)	97,438	3,323	100,761
Total Liabilities	$1,075,400	$326,130	$1,401,530

Final aggregate acquisition consideration	$7,095,783	$—	$7,095,783
(i) We recorded measurement period adjustments to our preliminary acquisition date fair values due to the refinement of our valuation models, assumptions and inputs. The following measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.
(ii) The Consolidated Balance Sheet has been adjusted to record Legacy Coherent’s inventories at a fair value of approximately $563 million, an increase of $66 million from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. The Consolidated Statement of Earnings (Loss) for the year ended June 30, 2023 includes cost of goods sold of approximately $158 million related to the increased basis in the fair value compared to the carrying value. The costs are being amortized over the expected period during which the acquired inventory is sold and thus are not anticipated to affect the Consolidated Statements of Earnings (Loss) beyond twelve months after the Closing Date.
(iii) We have adjusted our prepaid and refundable income taxes, deferred tax asset, income taxes payable and deferred tax liability positions as of June 30, 2023, to $5 million, $0 million, $25 million and $878 million, respectively, as a result of measurement period adjustments.
(iv) We recorded approximately $4 million of decreases in prepaid and other current assets and $4 million of increases in other assets as measurement period adjustments.

(v) The Consolidated Balance Sheet has been adjusted to record Legacy Coherent’s property, plant and equipment (consisting of land, buildings and improvements, equipment, furniture and fixtures, and leasehold improvements) at a fair value of approximately $441 million, an increase of $17 million from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. The Consolidated Statements of Earnings (Loss) have been adjusted to recognize additional depreciation expense related to the increased basis. The additional depreciation expense is computed with the assumption that the various categories of assets will be depreciated over their remaining useful lives on a straight-line basis.
(vi) Identifiable intangible assets in the Consolidated Balance Sheet increased $1.1 billion from the preliminary fair value reported at September 30, 2022 with a corresponding decrease to goodwill. Intangibles amortization recorded in cost of goods sold for the year ended June 30, 2023 was $87 million. Intangibles amortization recorded in SG&A expenses for the year ended June 30, 2023 was $209 million.
Identifiable intangible assets consist of the following and are being amortized over their estimated useful lives in the Consolidated Statements of Earnings (Loss) (in $000):

	Fair Value	Estimated Useful Life
Trade names and trademarks	$430,000	N/A
Customer relationships	1,830,000	15 years
Developed technology	1,157,500	13.5 years
Backlog	87,500	1.0 year
Intangible assets acquired	$3,505,000
(vii) We recorded approximately $3 million of increases in other accrued liabilities, $2 million of decreases in accrued compensation and benefits and $3 million of increases in other liabilities as measurement period adjustments.
Operating results, including goodwill and intangibles, of Legacy Coherent are reflected in the Company’s consolidated financial statements from the Closing Date, within the Lasers segment. Revenues and net loss for the Lasers segment for the year ended June 30, 2023 were $1,469 million and $412 million, respectively. Goodwill in the amount of $3.2 billion arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining Coherent and Legacy Coherent. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.
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
The following supplemental pro forma information presents the combined results of operations for the years ended June 30, 2023 and June 30, 2022, as if Legacy Coherent had been acquired as of July 1, 2021. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of debt issuance costs related to the Senior Credit Facilities (as defined in Note 8. Debt).
The unaudited supplemental pro forma financial information for the periods presented is as follows (in $000):

	Year Ended June 30, 2023	Year Ended June 30, 2022
Revenue	$5,160,100	$4,837,103
Net Earnings (Loss)	105,849	(289,615)
Note 4.        Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
Effective July 1, 2022, we disaggregate revenue into four end markets: industrial, communications, electronics and instrumentation. All prior period market and segment disclosure information has been reclassified to conform to the current reporting structure.

As a result of the Merger, we now have the following operating segments: Networking, Materials and Lasers. Additionally, prior year numbers were recast to reflect the transfer of two entities between the Networking and Materials segments. See Note 14. Segment and Geographic Reporting for further information.
The following table summarizes disaggregated revenue by market for the years ended June 30, 2023, 2022 and 2021 ($000):

	Year Ended June 30, 2023
	Networking	Materials	Lasers	Total
Industrial	$70,076	$603,664	$1,087,881	$1,761,621
Communications	2,219,677	73,703	—	2,293,380
Electronics	11,488	614,151	—	625,639
Instrumentation	39,689	58,240	381,531	479,460
Total Revenues	$2,340,930	$1,349,758	$1,469,412	$5,160,100

	Year Ended June 30, 2022
	Networking	Materials	Lasers	Total
Industrial	$84,032	$662,731	$—	$746,763
Communications	2,064,424	90,406	—	2,154,830
Electronics	12,218	298,156	—	310,374
Instrumentation	36,575	68,074	—	104,649
Total Revenues	$2,197,249	$1,119,367	$—	$3,316,616

	Year Ended June 30, 2021
	Networking	Materials	Lasers	Total
Industrial	$58,919	$585,957	$—	$644,876
Communications	1,904,624	80,449	—	1,985,073
Electronics	13,636	364,941	—	378,577
Instrumentation	27,131	70,234	—	97,365
Total Revenues	$2,004,310	$1,101,581	$—	$3,105,891
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contracts. Contract liabilities are recognized as revenue when performance obligations have been satisfied. During the year ended June 30, 2023, we recognized revenue of $34 million related to customer payments that were included in the Consolidated Balance Sheet as of June 30, 2022. As of June 30, 2023 and June 30, 2022, we had $148 million and $69 million, respectively, of contract liabilities recorded in the Consolidated Balance Sheets. Contract liabilities acquired from the Merger totaled $77 million. As of June 30, 2023, $104 million of deferred revenue is included other accrued liabilities, and $43 million is included within other liabilities on the Consolidated Balance Sheet.

Note 5.        Inventories
The components of inventories were as follows:

June 30,	2023	2022
($000)
Raw materials	$462,436	$318,758
Work in progress	549,992	408,405
Finished goods	259,905	175,396
Total Inventories	$1,272,333	$902,559
During the year ended June 30, 2023, as part of the Merger, a fair value inventory step-up in the amount of $158 million was recorded as part of the purchase price allocation. The inventory step-up has been amortized to cost of goods sold over the expected period during which the acquired inventory was sold. Refer to Note 3. Coherent Acquisition for further information.
Note 6.        Property, Plant & Equipment
Property, plant & equipment consists of the following:

June 30,	2023	2022
($000)
Land and land improvements	$69,639	$19,368
Buildings and improvements	780,204	415,530
Machinery and equipment	1,879,136	1,651,762
Construction in progress	287,990	271,605
Finance lease right-of-use asset	25,000	25,000
	3,041,969	2,383,265
Less accumulated depreciation	(1,259,934)	(1,020,070)
Property, plant, and equipment, net	$1,782,035	$1,363,195
Included in the table above is a building acquired under a finance lease. As of June 30, 2023 and June 30, 2022, the accumulated depreciation of the finance lease ROU asset was $11 million and $9 million, respectively.
During the year ended June 30, 2023, as part of the Merger, a fair value step-up in the amount of $145 million was recorded to property, plant and equipment as part of the purchase price allocation. The step-up is being amortized over the useful lives of the related assets. Refer to Note 3. Coherent Acquisition for further information.
Note 7.        Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.

Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2023
	Networking	Materials	Lasers	Total
Balance at beginning of period	$1,013,277	$272,482	$—	$1,285,759
Goodwill acquired	—	—	3,174,984	3,174,984
Foreign currency translation	22,927	(24,787)	53,817	51,957
Balance-end of period	$1,036,204	$247,695	$3,228,801	$4,512,700

	Year Ended June 30, 2022
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,053,028	$243,699	$—	$1,296,727
Transfer between segments(1)	(35,466)	35,466	—	—
Foreign currency translation	(4,285)	(6,683)	—	(10,968)
Balance-end of period	$1,013,277	$272,482	$—	$1,285,759
(1) Refer to Note 14. Segment Reporting for information regarding the segment transfer of goodwill between segments.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2023 and 2022 were as follows ($000):

	June 30, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,661,263	$(270,786)	$1,390,477	$473,845	$(144,409)	$329,436
Trade Names	438,470	(8,279)	430,191	22,536	(7,454)	15,082
Customer Lists	2,333,360	(339,344)	1,994,016	464,880	(173,994)	290,886
Backlog and Other	88,834	(88,834)	—	1,563	(1,563)	—
Total	$4,521,927	$(707,243)	$3,814,684	$962,824	$(327,420)	$635,404

Refer to Note 3. Coherent Acquisition for further information on intangibles acquired in the year ended June 30, 2023.
Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2023, 2022 and 2021 was $414 million, $80 million, and $82 million, respectively. The technology intangible assets are being amortized over a range of 72 to 228 months with a weighted-average remaining life of approximately 142 months, and the amortization is recorded in cost of goods sold in our Consolidated Statements of Earnings (Loss). The customer lists are being amortized over 72 to 180 months with a weighted-average remaining life of approximately 157 months, and the amortization is recorded in SG&A in our Consolidated Statements of Earnings (Loss).
Amortization expense in the fiscal year ended June 30, 2023 includes a total of $39 million of impairment charges, with $33 million in the Materials segment and $7 million in the Networking segment. $25 million of the impairment charges related to the abandonment of certain purchased technology and customer lists, with $8 million recorded in cost of goods sold and $18 million recorded in SG&A in our Consolidated Statements of Earnings (Loss). $14 million of impairment charges, recorded in SG&A, related to the abandonment of indefinite-lived trade names.
In connection with past acquisitions, the Company acquired trade names with indefinite lives. In conjunction with our annual impairment test for indefinite-lived intangibles in the fourth quarter of fiscal year 2023, we recognized impairment charges related to trade names for older acquisitions of $14 million, primarily due to the fiscal 2023 rebranding of the Company as Coherent Corp. We concluded that the $430 million indefinite-lived Coherent trade name acquired in the Merger was not impaired. In the fourth quarter of fiscal year 2022, we had completed our impairment test of these trade names with indefinite lives with no resulting impairment.

The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2024	$287,493
2025	285,667
2026	284,089
2027	283,376
2028	281,688

Note 8.        Debt
The components of debt for the periods indicated were as follows ($000):

	June 30, 2023	June 30, 2022
Term A Facility, interest at adjusted SOFR, as defined, plus 1.750%	$818,125	$—
Debt issuance costs, Term A Facility and Revolving Credit Facility	(18,149)	—
Term B Facility, interest at adjusted SOFR, as defined, plus 2.75%	2,566,625	—
Debt issuance costs, Term B Facility	(63,977)	—
5.00% Senior Notes	990,000	990,000
Debt Issuance costs, Senior Notes	(6,863)	(7,703)
1.0% State of Connecticut term loan due 2023	1,697	—
Facility construction loan in Germany due 2030	22,340	—
Prior Term A Facility, interest at LIBOR, as defined, plus 1.375%	—	995,363
Debt issuance costs, Prior Term A Facility and Revolving Credit Facility	—	(18,396)
0.25% convertible senior notes	—	341,501
Debt issuance costs and discount, 0.25% Convertible Senior Notes	—	(339)

Total debt	4,309,798	2,300,426
Current portion of long-term debt	(74,836)	(403,212)
Long-term debt, less current portion	$4,234,962	$1,897,214

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of June 30, 2023, is set forth in the following table ($000):

Year Ending
June 30,
2024	$74,836
2025	73,818
2026	89,416
2027	94,729
2028	641,916
Thereafter	3,424,072
Total	$4,398,787

Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility bear interest at adjusted SOFR plus 1.75% as of June 30, 2023. As amended, the Term B Facility will bear interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs, of $256 million in the year ended June 30, 2023, which is included in interest expense in the Consolidated Statements of Earnings (Loss).

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
Proceeds of the loans borrowed under the Term Facilities on July 1, 2022, together with other financing sources (including the net proceeds from Coherent’s offer and sale of its 5.000% Senior Notes due 2029 (the “Senior Notes”) and cash on hand) were used to fund the cash portion of the Merger consideration, the repayment of certain indebtedness (including the repayment in full of all amounts outstanding under the Prior Credit Agreement as defined below), and certain fees and expenses in connection with the Merger and otherwise for general corporate purposes.
We capitalized approximately $90 million of debt issuance costs during the year ended June 30, 2023. These capitalized costs are presented as a reduction to debt within the long-term debt caption in the Consolidated Balance Sheets. Amortization of debt issuance costs related to the Term Facilities for the year ended June 30, 2023 totaled $20 million and is included in interest expense in the Consolidated Statements of Earnings (Loss). As of June 30, 2023, the Company was in compliance with all covenants under the Term Facilities.
Prior Senior Credit Facilities
Through June 30, 2022, the Company had senior credit facilities (the “Prior Senior Credit Facilities”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
The credit agreement governing the Prior Senior Credit Facilities (the “Prior Credit Agreement”) provided for senior secured financing of $2.4 billion in the aggregate, consisting of:
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
On July 1, 2022, the Company terminated the Prior Credit Agreement and repaid all amounts outstanding thereunder, of which $62 million was recorded as current portion of long-term debt, and $933 million was recorded as long-term debt at June 30, 2022.
Debt extinguishment costs related to the termination of the Prior Credit Agreement of $17 million were expensed in other expense (income), net in the Consolidated Statement of Earnings (Loss) during the year ended June 30, 2023.
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement, the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facilities, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the “Bridge Loan Commitment”). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated. During the year ended June 30, 2023, we incurred expenses of $18 million related to the Bridge Loan Commitment, which is included in other expense (income) in the Consolidated Statements of Earnings (Loss). During the year ended June 30, 2022, we incurred expenses of $3 million related to the Bridge Loan Commitment, which is included in interest expense in the Consolidated Statements of Earnings (Loss).
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $24 million as of June 30, 2023. The terms loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023 (and repaid prior to June 30, 2023), and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.

5.000% Senior Notes due 2029
On December 10, 2021, the Company issued $990 million aggregate principal amount of Senior Notes pursuant to the indenture, dated as of December 10, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its obligations under the Senior Credit Facilities. Interest on the Senior Notes will be payable on December 15 and June 15 of each year, commencing on June 15, 2022, at a rate of 5.000% per annum. The Senior Notes will mature on December 15, 2029.
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
In relation to the Senior Notes, we incurred interest expense of $50 million year ended June 30, 2023, which is included in interest expense in the Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2023, the Company was in compliance with all covenants under the Indenture.
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
On the Maturity Date, $4 million aggregate principal amount of Convertible Notes remained outstanding, and was repaid in cash, and the Convertible Notes are no longer outstanding. At the Maturity Date, the accrued interest on the Coherent Convertible Notes was immaterial. The total interest expense related to the Convertible Notes was immaterial for the year ended June 30, 2023.
Aggregate Availability
The Company had aggregate availability of $348 million under its Revolving Credit Facility as of June 30, 2023.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 6% and 2% for the years ended June 30, 2023 and 2022, respectively.

Note 9.        Income Taxes
The components of earnings (loss) before income taxes by jurisdiction were as follows:

Year Ended June 30,	2023	2022	2021
($000)
U.S. income (loss)	$(450,370)	$(62,721)	$21,692
Non-U.S. income	94,812	344,528	330,898
Earnings (loss) before income taxes	$(355,558)	$281,807	$352,590
The components of the income tax expense (benefit) were as follows:

Year Ended June 30,	2023	2022	2021
($000)
Current:
Federal	$5	$1,569	$415
State	3,867	768	1,632
Foreign	106,850	52,865	53,362
Total Current	$110,722	$55,202	$55,409
Deferred:
Federal	$(106,044)	$(7,185)	$13,744
State	(7,151)	(1,215)	(431)
Foreign	(93,627)	246	(13,684)
Total Deferred	$(206,822)	$(8,154)	$(371)
Total Income Tax Expense (Benefit)	$(96,100)	$47,048	$55,038

Principal items comprising deferred tax assets and liabilities were as follows:

June 30,	2023	2022
($000)
Deferred income tax assets
Inventory capitalization	$60,232	$20,562
Non-deductible accruals	18,423	8,403
Accrued employee benefits	40,292	11,320
Net-operating loss and credit carryforwards	234,546	149,949
Share-based compensation expense	16,729	10,125
Other	9,256	3,565
Research and development capitalization	85,473	—
Deferred revenue	11,415	12,416
Right of use asset	42,688	29,817
Valuation allowances	(97,180)	(55,420)
Total deferred income tax assets	$421,874	$190,737
Deferred income tax liabilities
Tax over book accumulated depreciation	$(56,742)	$(28,701)
Intangible assets	(988,580)	(134,972)
Interest rate swap	(8,522)	(6,105)
Interest rate cap	(10,734)	(4,102)
Tax on unremitted earnings	(51,672)	(26,383)
Lease liability	(41,426)	(28,983)
Other	(6,757)	(7,036)
Total deferred income tax liabilities	$(1,164,433)	$(236,282)
Net deferred income taxes	$(742,559)	$(45,545)
The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense is as follows:

Year Ended June 30,	2023	%	2022	%	2021	%
($000)
Taxes at statutory rate	$(74,667)	21	$59,179	21	$74,044	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(2,548)	1	(339)	—	1,246	—
Taxes on non U.S. earnings	191	—	(2,704)	(1)	(26,557)	(7)
Valuation allowance	3,835	(1)	(1,513)	(1)	(3,720)	(1)
Research and manufacturing incentive deductions and credits	(29,416)	8	(24,341)	(9)	(22,968)	(6)
Stock compensation	18,661	(5)	2,095	1	(2,500)	(1)
GILTI and FDII	(7,195)	2	4,866	2	27,369	8
Other	(4,961)	1	9,805	4	8,124	2
	$(96,100)	27	$47,048	17	$55,038	16
The Company is partially permanently reinvested and will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs. Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes. Foreign currency gains (losses) related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has estimated the associated withholding tax to be $52 million.
Additionally, the Company made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to global intangible low tax income (“GILTI”) as a current period expense when incurred.
During the fiscal years ended June 30, 2023, 2022, and 2021, cash paid by the Company for income taxes was $90 million, $50 million, and $60 million, respectively.

Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements. The impact of the tax holidays on our effective rate is a reduction in the rate of (2.27)%, 1.60% and 3.22% for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and the impact of the tax holidays on diluted earnings per share is $0.05, $0.04, and $0.10 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. The tax holiday related to Coherent Malaysia Sdn. Bhd will end during the fiscal year ended June 30, 2026 for certain business lines and new business lines will end during the fiscal year ended June 30, 2028, the tax holiday related to certain II-VI Laser Enterprise Philippines, Inc.’s business lines will end during the fiscal year ended June 30, 2026, the tax holiday related to certain II-VI Vietnam Co., Ltd business lines will end during the fiscal year ended June 30, 2024, and the tax holiday related to certain Coherent Singapore PTE Ltd business lines will end during the fiscal year ended June 30, 2027.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2023:

Type	Amount	Expiration Date
($000)
Tax credit carryforwards:
Federal research and development credits	$124,892	June 2027-June 2043
Foreign tax credits	26,850	June 2030-June 2032
State tax credits	19,203	June 2024-June 2038
State tax credits (indefinite)	76,968	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$40,411	June 2024-June 2036
Loss carryforwards - federal (indefinite)	2,182	Indefinite
Loss carryforwards - state	266,937	June 2024-June 2043
Loss carryforwards - state (indefinite)	32,863	Indefinite
Loss carryforwards - foreign	62,719	June 2024-June 2033
Loss carryforwards - foreign (indefinite)	136,326	Indefinite
The Company has recorded a valuation allowance against the majority of the foreign and state loss and credit carryforwards. The Company’s U.S. federal loss carryforwards, federal research and development credit carryforwards, foreign tax credits, and certain state tax credits resulting from the Company’s acquisitions are subject to various annual limitations under Section 382 of the U.S. Internal Revenue Code.
Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
($000)
Beginning balance	$37,411	$38,025	$42,803
Increases in current year tax positions	110	1,803	3,940
Acquired business	86,077	—	5,341
Settlements	—	—	(7,514)
Expiration of statute of limitations	(8,418)	(2,417)	(6,545)
Ending balance	$115,180	$37,411	$38,025
The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2023, 2022 and 2021, there was $0.3 million, $0.4 million and $0.3 million of interest and penalties within income tax expense, respectively. The Company had $6 million, $3 million and $3 million of interest and penalties accrued at June 30, 2023, 2022 and 2021, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $92 million, $25 million and $26 million at June 30, 2023, 2022 and 2021, respectively. The majority of the liability can be offset by credit carryforwards and would not impact cash taxes if recognized. The Company expects a decrease of $1 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.

Fiscal years 2018 and 2020 to 2023 remain open to examination by the Internal Revenue Service, fiscal years 2019 to 2023 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2023 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Pennsylvania for the year ended June 30, 2020; Vietnam for the years ended September 30, 2018 through September 30, 2021; Singapore for the year ended September 30, 2020; Italy for the year ended September 30, 2019; Spain for the years ended September 30, 2020 through September 30, 2022; and Germany for the years ended September 30, 2011 through June 30, 2022. The Company believes its income tax reserves for these tax matters are adequate.
Note 10.     Equity and Redeemable Preferred Stock
The Company has 5 million shares of preferred stock authorized, of which 2.3 million shares have been designated and issued as Mandatory Convertible Preferred Stock and 215,000 shares have been designated as Series B Convertible Preferred Stock, no par value per share, of which 215,000 and 75,000 shares were issued as of June 30, 2023 and 2022, respectively.
Mandatory Convertible Preferred Stock
In July 2020, we issued 2.3 million shares of Mandatory Convertible Preferred Stock.
Unless previously converted, each outstanding share of Mandatory Convertible Preferred Stock automatically converted on the Mandatory Conversion Date (as defined in the Statement with Respect to Shares establishing the Mandatory Convertible Preferred Stock) into a number of shares of Coherent Common Stock equal to not more than 4.4523 shares of Coherent Common Stock and not less than 3.8760 shares of Coherent Common Stock (the “Minimum Conversion Rate”), depending on the applicable market value of the Coherent Common Stock, determined in accordance with the terms of the Mandatory Convertible Preferred Stock and subject to certain anti-dilution adjustments.
Other than in the event of one of certain fundamental changes, a holder of Mandatory Convertible Preferred Stock could, at any time prior to July 1, 2023, elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of Mandatory Convertible Preferred Stock), at the Minimum Conversion Rate per share of Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments.
If one of certain fundamental changes occurred on or prior to July 1, 2023, holders of the Mandatory Convertible Preferred Stock had the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of Coherent Common Stock at the conversion rate determined in accordance with the terms of the Mandatory Convertible Preferred Stock during the period beginning on, and including, the effective date of such change and ending on, and including, the date that was 20 calendar days after the effective date of such fundamental change (or, if later, the date that was 20 calendar days after holders receive notice of such fundamental change, but in no event later than July 1, 2023). Holders who converted their shares of the Mandatory Convertible Preferred Stock during that period would also receive a dividend make-whole amount and, to the extent there was any, the accumulated dividend amount, in each case as calculated in accordance with the terms of the Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Upon issuance of the Mandatory Convertible Preferred Stock, we used a Monte Carlo simulation model to estimate the future market value of the Coherent Common Stock on the mandatory conversion date, based on the following inputs:

Expected Volatility	50% - 55%
Cost of Equity	14% - 17%
Dividend Yield	none
Expected volatility is based on the historical volatility of Coherent Common Stock, taking into consideration the mean-reverting tendency of volatility and the expected term of the Mandatory Convertible Preferred Stock, as well as traded option contracts for Coherent Common Stock. The cost of equity was calculated over a three-year term, assuming a risk-free interest rate of 0.2% derived from the average U.S. Treasury Note rate during the period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on Coherent Common Stock and has no current intention to pay cash dividends on Coherent Common Stock in the future.
We recognized $28 million and $28 million of preferred stock dividends during fiscal years 2023 and 2022, respectively, associated with the Mandatory Convertible Preferred Stock, which were presented as a reduction to retained earnings on the Consolidated Balance Sheet as of June 30, 2023.

The following table presents dividends per share and dividends recognized for the years ended June 30, 2023, and June 30, 2022:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Dividends per share	$12	$12
Series A Mandatory Convertible Preferred Stock dividends ($000)	27,600	27,600
Series B-1 Convertible Preferred Stock
In connection with entering into the Merger Agreement, Coherent entered into an Amended and Restated Investment Agreement, dated as of March 30, 2021 (the “Investment Agreement”), with BCPE Watson (DE) SPV, LP, an affiliate of Bain Capital Private Equity, LP (the “Investor”). Pursuant to the terms of the Investment Agreement, on March 31, 2021, Coherent issued, sold, and delivered to the Investor 75,000 shares of a new Series B-1 Convertible Preferred Stock of the Company, no par value per share (“Series B-1 Preferred Stock”), for $10,000 per share (the “Equity Per Share Price”), resulting in an aggregate purchase price of $750 million.
Following our provision of notice to the Investor of its election to offer the Upsize Shares, the Investor informed the Company on June 8, 2021, of its agreement to purchase the Upsize Shares from the Company immediately prior to the closing of the Coherent acquisition, increasing the Investor’s total equity commitment to Coherent pursuant to the Investment Agreement to $2.15 billion.
On July 1, 2022, the Company issued and sold 140,000 shares of Coherent Series B-2 Convertible Preferred Stock, for $10,000 per share and an aggregate purchase price of $1.4 billion.
The shares of Series B-1 Preferred Stock accrue dividends at 5.00% per annum, subject to increase if Coherent defaults on payment obligations with respect to the Series B-1 Preferred Stock, not to exceed 14% per annum. Until the fourth anniversary of March 31, 2021 (the “Initial Issue Date”), dividends are payable solely in-kind. After the fourth anniversary of the Initial Issue Date, dividends are payable on the applicable series, at the Company’s option, in cash, in-kind, or as a combination of both.
The shares of Series B-1 Preferred Stock are convertible into shares of Coherent Common Stock as follows:
•at the election of the holder, at a conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”), upon the delivery by Coherent to the holders of the Series B-1 Preferred Stock of an offer to repurchase the Series B-1 Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock as defined below); and
•at the election of the Company, any time following March 31, 2024, at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of Series B-1 Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock and the Series B-2 Preferred Stock (as defined below), on an as-converted basis, subject to limited exceptions.
On or at any time after March 31, 2031:
•each holder has the right to require the Company to redeem all of their Series B-1 Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”), and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B-1 Preferred Stock outstanding, for cash, at the Redemption Price.
In connection with any Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock), and subject to the procedures set forth in the Statement with Respect to Shares establishing the Series B Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of Series B-1 Preferred Stock then outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026.

If the Company defaults on a payment obligation with respect to the Series B-1 Preferred Stock, and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
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
We recognized $117 million and $41 million of preferred stock dividends during the fiscal years ended June 30, 2023, and June 30, 2022, respectively, which were presented as a reduction to retained earnings on the Consolidated Balance Sheet as of June 30, 2023.
The following table presents dividends per share and dividends recognized for the years ended June 30, 2023, and June 30, 2022:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Dividends per share	$542	$542
Dividends ($000)	111,785	38,598
Deemed dividends ($000)	4,827	2,027
Note 11.        Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. The shares of Coherent Common Stock issuable upon conversion of outstanding convertible debt, the Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock are calculated under the If-Converted method. For the year ended June 30, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares as well as the shares of Coherent Common Stock issuable upon conversion of outstanding convertible debt, the Mandatory Convertible Preferred Stock and the Series B Convertible Preferred Stock as their effects were anti-dilutive. For the fiscal years ended June 30, 2022 and June 30, 2021, diluted shares outstanding include the dilutive effect of the potential shares of our common stock issuable from stock options, performance and restricted shares and the dilutive effect of the potential shares of our common stock issuable upon conversion of outstanding convertible debt.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000):

Year Ended June 30,	2023	2022	2021
($000 except per share)
Numerator
Net earnings (loss)	$(259,458)	$234,759	$297,552
Deduct Series A preferred stock dividends	(27,600)	(27,600)	(27,140)
Deduct Series B dividends and deemed dividends	(116,612)	(40,625)	(10,091)
Basic earnings (loss) available to common shareholders	$(403,670)	$166,534	$260,321

Effect of dilutive securities:
Add back interest on Convertible Notes (net of tax)	$—	$2,229	$12,264
Diluted earnings (loss) available to common shareholders	$(403,670)	$168,763	$272,585

Denominator
Weighted average shares	137,578	106,189	104,151
Effect of dilutive securities
Common stock equivalents	—	3,012	3,552
Convertible Notes	—	7,312	7,331
Diluted weighted average common shares	137,578	116,513	115,034

Basic earnings (loss) per common share	$(2.93)	$1.57	$2.50

Diluted earnings (loss) per common share	$(2.93)	$1.45	$2.37
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been antidilutive (in thousands of shares):

Year Ended June 30,	2023	2022	2021
Series A Mandatory Convertible Preferred Stock	10,423	8,915	8,915
Series B Convertible Preferred Stock	26,349	9,162	2,230
Common stock equivalents	2,271	9,611	118
Total anti-dilutive shares	39,043	27,688	11,263
Note 12.        Leases
The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
Operating leases are recorded in other assets and operating lease liabilities, current and non-current on our Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. We account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our lease assets and corresponding liabilities. Our lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that we will exercise that option.
Our lease assets also include any lease payments made, and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

Year Ended June 30,	2023	2022	2021
Finance Lease Cost
Amortization of right-of-use assets	$1,667	$1,671	$1,667
Interest on lease liabilities	1,124	1,200	1,328
Total finance lease cost	2,791	2,871	2,995
Operating lease cost	53,127	36,716	37,361
Sublease income	—	507	1,471
Total lease cost	$55,918	$39,080	$38,885

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	1,124	1,200	1,268
Operating cash flows from operating leases	50,503	35,481	35,641
Financing cash flows from finance leases	1,430	1,290	1,152

Assets Obtained in Exchange for Lease Liabilities
Right-of-use assets obtained in acquisitions	56,315	—	13,391
Right-of-use assets obtained in exchange for new operating lease liabilities	27,720	18,161	52,839
Total assets obtained in exchange for new operating lease liabilities	84,035	18,161	66,230

Weighted-Average Remaining Lease Term (in Years)
Finance leases	8.5	9.5	10.5
Operating leases	6.9	6.6	7.0

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%	5.6%
Operating leases	5.5%	5.7%	6.1%

The following table presents future minimum lease payments, which includes leases for arrangements with an initial term of more than 12 months ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$46,619	$2,624	$49,244
Year 2	40,401	2,697	43,098
Year 3	32,359	2,771	35,129
Year 4	25,848	2,847	28,695
Year 5	18,705	2,925	21,630
Thereafter	55,493	10,763	66,256
Total minimum lease payments	$219,425	$24,627	$244,052
Less: amounts representing interest	40,406	5,160	45,565
Present value of total lease liabilities	$179,019	$19,467	$198,486
From time-to-time, we enter into commercial agreements with our customers that include advance payments from our customers, the cash flow from which we use to fund our capital expansion. We determine at the inception or modification of the contract if the arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In determining if a contract contains a lease, we evaluate whether the contract, either explicitly or implicitly, is for the use of an identified asset, and whether the customer has the right to direct the use of, and obtain substantially all of the economic benefit from, the identified asset.
Note 13.        Share-Based Compensation
The Company’s Board of Directors amended the Coherent Corp. 2018 Omnibus Incentive Plan, which originally was approved by the Company’s shareholders at the Annual Meeting in November 2018 (as amended and restated, the “Plan”). The Plan was approved at the annual meeting in November 2020. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 9,550,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. The Plan has vesting provisions predicated upon the death, retirement or disability of the grantee.
On the Closing Date, the Company assumed 403,675 Legacy Coherent restricted stock units (“Converted RSUs”). The Converted RSUs are generally subject to the same terms and conditions that applied to the RSUs immediately prior to the Closing Date. Other than the assumed Converted RSUs, Coherent did not assume any other awards outstanding under Legacy Coherent equity incentive plans. On the Closing Date, Coherent assumed the unused capacity under Legacy Coherent equity incentive plan, which totaled 10,959,354 shares of issuable Coherent Common Stock.
As of June 30, 2023, there were approximately 10 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
We record share-based compensation expense for these awards, which requires the recognition of the grant-date fair value of share-based compensation in net earnings. We recognize the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We account for cash-based stock appreciation rights, cash-based restricted share units and cash-based performance share units as liability awards.

Share-based compensation expense for the fiscal years ended June 30, 2023, 2022 and 2021 is as follows $000:

Year Ended June 30,	2023	2022	2021
Stock Options and Cash-Based Stock Appreciation Rights	$2,602	$3,218	$10,626
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	124,212	56,365	47,060
Performance Share Awards and Cash-Based Performance Share Unit Awards	14,998	10,077	16,640
Employee Stock Purchase Plan	7,819	3,443	4,670
	$149,631	$73,103	$78,996
Stock Options and Cash-Based Stock Appreciation Rights
We utilize the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021, no stock options were issued.
The risk-free interest rate is derived from the average U.S. Treasury Note rate during the period, which approximates the rate in effect at the time of grant related to the expected life of the options. The risk-free interest rate shown above is the weighted average rate for all options granted during the fiscal year. Expected volatility is based on the historical volatility of the Company’s Common Stock over the period commensurate with the expected life of the options. The expected life calculation is based on the observed time to post-vesting exercise and/or forfeitures of options by our employees. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends in the future.
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2023 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - June 30, 2022	2,432,890	$29.41	127,562	$33.39
Exercised	(217,791)	$21.22	(24,134)	$26.05
Forfeited and Expired	(28,155)	$34.12	(538)	$30.04
Outstanding - June 30, 2023	2,186,944	$30.15	102,890	$35.12
Exercisable - June 30, 2023	2,014,904	$29.75	89,102	$35.12
As of June 30, 2023, 2022 and 2021, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $44 million, $48 million and $88 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2023, 2022, and 2021 was $5 million, $8 million, and $49 million, respectively. As of June 30, 2023, total unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights was $1 million. This cost is expected to be recognized over a weighted-average period of less than 1 year.

Outstanding and exercisable stock options at June 30, 2023 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$13.34 - $18.07	505,115	1.68	$16.12	505,115	1.68	$16.12
$18.07 - $24.35	425,490	2.87	$21.33	425,490	2.87	$21.33
$24.35 - $35.39	470,797	4.72	$33.28	424,844	4.53	$33.67
$35.39 - $36.90	518,636	6.19	$36.46	380,503	6.18	$36.46
$36.90 - $49.90	369,796	5.07	$48.02	368,054	5.07	$48.03
	2,289,834	4.10	$30.38	2,104,006	3.90	$29.98
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision. There were no restricted share awards issued in the fiscal year ending June 30, 2023, and all previous restricted share awards have been amortized in full.
Restricted share unit and cash-based restricted share unit activity during the fiscal year ended June 30, 2023, was as follows:

	Restricted Share Units		Cash-Based Restricted Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2022	1,898,178	$54.24	20,478	$40.05
Granted	4,667,367	$50.82	3,415	$51.89
Vested	(2,881,311)	$49.93	(17,449)	$37.68
Forfeited	(162,280)	$52.11	(469)	$48.09
Nonvested - June 30, 2023	3,521,954	$53.33	5,975	$53.12
As of June 30, 2023, total unrecognized compensation cost related to non-vested, restricted share units and cash-based restricted share units was $88 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share awards, restricted share units, and cash-based restricted share units granted during the years ended June 30, 2023, 2022 and 2021, was $102 million, $54 million and $59 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $131 million, $67 million and $69 million during fiscal years 2023, 2022 and 2021, respectively.
Performance Share Units and Cash-Based Performance Share Units
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units and cash-based performance share units under the Plan. As of June 30, 2023, we had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.

For our relative Total Shareholder Return (“TSR”) performance-based units, which are based on market performance of our stock as compared to the S&P Composite 1500 – Electronic Equipment, Instruments & Components Index, the compensation cost is recognized over the performance period on a straight-line basis, because the grants vest only at the end of the measurement period, and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR performance-based units using the Monte-Carlo simulation model.
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
Performance share unit and cash-based performance share unit activity relating to the Plan during the year ended June 30, 2023, was as follows:

	Performance Share Units		Cash-Based Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2022	591,585	$40.48	18,124	$33.88
Granted	525,914	$50.58	—	$—
Vested	(435,541)	$51.45	(36,248)	$32.04
Forfeited	(16,496)	$53.97	—	$—
Performance Adjustments	217,175	$—	18,124	$32.04
Nonvested - June 30, 2023	882,637	$36.11	—	$—
As of June 30, 2023, total unrecognized compensation cost related to non-vested performance share units and cash-based performance share units was $15 million. This cost is expected to be recognized over a weighted-average period of approximately 1.73 years. The total fair value of the performance share units and cash-based performance share units granted during the fiscal years ended June 30, 2023, 2022 and 2021 was $27 million, $14 million and $14 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2023, 2022 and 2021 was $24 million, $11 million and $9 million, respectively. The performance adjustments relate to grants that exceeded the performance targets when vested during fiscal 2022, including the final number of shares issued, which were 200% of the target units based on actual results during the three-year performance period.
Note 14.        Segment and Geographic Reporting
Our Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision-making process to assess performance. We determine our reportable business segments based on the way the CODM organizes business segments within the Company for making operating decisions and assessing performance.
Effective July 1, 2022, we report our financial results in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Previously, financial results had been reported in the following two segments: (i) Photonic Solutions and (ii) Compound Semiconductors. The Networking segment represents the former Photonic Solutions segment and the Materials segment represents the former Compound Semiconductors segment.
The Networking segment has locations in the United States, Singapore, China, Germany, Switzerland, Japan, Belgium, the United Kingdom, Italy, South Korea, the Philippines, Vietnam, Sweden, and Taiwan. This segment address all of Coherent’s four end markets, namely: communications, industrial, electronics, and instrumentation, with a concentration in the communications market. This segment designs, manufactures and markets the following products: (i) optical and electro-optical components and materials used primarily in CO2 lasers, fiber-lasers and direct diode lasers for materials processing applications; (ii) infrared optical components and high-precision optical assemblies for aerospace & defense, medical and commercial laser imaging applications; (iii) semiconductor lasers and detectors for optical interconnects and sensing applications; (iv) engineered materials for thermoelectric, ceramics and silicon carbide for a wide range of applications; and (v) compound semiconductor epitaxial wafers for applications in optical and wireless communication.

The Materials segment has locations in the United States, China, Vietnam, Germany, Japan, the United Kingdom, Italy, Malaysia, and Australia. This segment manufactures (i) transceivers for data centers and telecom optical networks; (ii) pump lasers, optical amplifiers, wavelength selective switches and advanced components for telecom networks; (iii) crystal materials, optics, lasers and optoelectronic modules for a wide range of applications, including in optical communications, life sciences, and consumer electronics markets.
The Lasers segment has locations in the United States, Germany, Scotland, Finland, Sweden, Switzerland, Spain, South Korea, Singapore, and Malaysia. The Lasers segment’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing, and aerospace & defense, as well as instrumentation customers in life sciences and scientific devices.
To the extent possible, our corporate expenses are allocated to the segments. The Company’s CODM evaluates the performance of its segments based upon reported segment operating income, which is defined as earnings from continuing operations before income taxes, interest and other income or expense. Unallocated and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the Coherent acquisition, before its close, in the fiscal year ended June 30, 2022 and June 30, 2021.
The following tables summarize selected financial information of our operations by segment:

	Networking	Materials	Lasers	Unallocated & Other	Total
($000)
2023
Revenues	$2,340,930	$1,349,758	$1,469,412	$—	$5,160,100
Inter-segment revenues	70,120	362,179	1,517	(433,817)	—
Operating income (loss)	222,365	159,581	(419,066)	—	(37,120)
Interest expense	—	—	—	—	(286,872)
Other income, net	—	—	—	—	(31,566)
Income taxes	—	—	—	—	96,100
Net loss	—	—	—	—	(259,458)
Depreciation and amortization	172,339	143,243	366,105	—	681,687
Expenditures for property, plant & equipment	98,192	274,434	63,434	—	436,060
Segment assets	3,316,555	2,561,156	7,833,422	—	13,711,133
Goodwill	1,036,204	247,695	3,228,801	—	4,512,700

	Networking	Materials	Lasers	Unallocated & Other	Total
($000)
2022
Revenues	$2,197,249	$1,119,367	$—	$—	$3,316,616
Inter-segment revenues	93,660	272,580	—	(366,240)	—
Operating income (loss)	231,563	218,601	—	(35,870)	414,294
Interest expense	—	—	—	—	(121,254)
Other income, net	—	—	—	—	(11,233)
Income taxes	—	—	—	—	(47,048)
Net earnings	—	—	—	—	234,759
Depreciation and amortization	172,092	114,687	—	—	286,779
Expenditures for property, plant & equipment	89,616	224,716	—	—	314,332
Segment assets	4,897,252	2,947,594	—	—	7,844,846
Goodwill	1,013,277	272,482	—	—	1,285,759

	Networking	Materials	Lasers	Unallocated & Other	Total
($000)
2021
Revenues	$2,004,310	$1,101,581	$—	$—	$3,105,891
Inter-segment revenues	76,284	203,481	—	(279,765)	—
Operating income	201,453	227,438	—	(26,772)	402,119
Interest expense	—	—	—	—	(59,899)
Other income, net	—	—	—	—	10,370
Income taxes	—	—	—	—	(55,038)
Net earnings	—	—	—	—	297,552
Depreciation and amortization	160,458	109,611	—	—	270,069
Expenditures for property, plant & equipment	85,482	60,855	—	—	146,337
Segment Assets	4,240,869	2,271,781	—	—	6,512,650
Goodwill	1,017,562	279,165	—	—	1,296,727

Geographic information for revenues by location of the customer’s headquarters, were as follows:

	Revenues
Year Ended June 30,	2023	2022	2021
($000)
North America	$2,745,891	$1,771,385	$1,560,254
Europe	979,911	623,157	567,703
China	577,180	614,393	680,479
Japan	392,479	196,512	203,655
Rest of World	464,639	111,169	93,800
Total	$5,160,100	$3,316,616	$3,105,891

Major Customers
We had one major customer who accounted for 10% of consolidated revenue during fiscal 2023. The customer purchased primarily from our Networking segment.

Geographic information for long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows:

	Long-Lived Assets
June 30,	2023	2022
($000)
United States	$1,069,012	$902,163
Non-United States
China	365,331	394,056
Germany	216,336	14,521
United Kingdom	77,474	63,898
Malaysia	70,424	64,807
Switzerland	47,110	40,540
Sweden	38,981	28,030
Korea	20,869	4,325
Vietnam	17,739	16,844
Australia	8,641	10,478
Taiwan	7,883	7,025
Philippines	7,205	7,375
Other	24,853	3,996
Total Non-United States	$902,846	$655,894
	$1,971,858	$1,558,057
Note 15.        Fair Value of Financial Instruments
The FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous markets for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate fair value of our financial instruments utilizing an established three-level hierarchy in accordance with U.S. GAAP. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:
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
We entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to our variable interest rate debt by effectively converting it to a fixed interest rate. We receive payments based on the one-month LIBOR and make payments based on a fixed rate of 1.52%. We receive payments with a floor of 0.00%. The interest rate swap agreement has an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap decreased to $825 million in June 2022, and will remain at that amount through the expiration date. On March 20, 2023, we amended our $825 million interest rate swap (“Amended Swap”), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with the amended credit agreement. See Note 8. Debt for further information. Under the Amended Swap, we receive payments based on the one-month SOFR and make payments based on a fixed rate of 1.42%. We receive payments with a floor of 0.10%. We designated this instrument as a cash flow hedge, and deemed the hedge relationship effective at inception of the contract.

The fair value of the interest rate swap of $37 million is recognized in the Consolidated Balance Sheets within prepaid and other current assets and other assets as of June 30, 2023. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into the Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, we entered into an interest rate cap (“the Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with the amended credit agreement. See Note 8. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $46 million is recognized in the Consolidated Balance Sheet within prepaid and other current and other assets as of June 30, 2023.
The Cap is designed to mirror the terms of the Company’s Credit Agreement as amended on March 31, 2023. We designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Loan facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
We estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to June 30, 2023; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 8. Debt for further information on the Company’s debt facilities.
The fair value and carrying value of the Senior Notes were as follows at June 30, 2023 ($000):

	Fair Value	Carrying Value
Senior Notes	$895,950	$983,137
The fair values of cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments. The Company’s borrowings, including its lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
We, from time to time, purchase foreign currency forward exchange contracts, that permit us to sell specified amounts of these foreign currencies expected to be received from our export sales, for pre-established U.S. dollar amounts at specified dates. These contracts are entered into to limit transactional exposure to changes in currency exchange rates of export sales transactions in which settlement will occur in future periods and which otherwise would expose the Company, on the basis of its aggregate net cash flows in respective currencies, to foreign currency risk. At June 30, 2023, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the year ended June 30, 2023 were not material. For the year ended June 30, 2022, the realized gains related to foreign currency forward contracts were immaterial and were included in other expense (income), net in the Consolidated Statements of Earnings (Loss). For the year ended June 30, 2021, the realized losses related to foreign currency forward contracts were not material.
Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

Note 16.        Employee Benefit Plans
Eligible employees of the Company participate in an employee retirement plan. Under the Coherent Corp 401(k) Profit Sharing Plan (“Plan”), we match employee contributions to the plan equal to an amount of 50% of employee contributions up to a maximum of 8% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2023, 2022, and 2021 were $11 million, $10 million, and $9 million, respectively. In addition, the Plan has a profit sharing retirement plan contribution for eligible U.S. employees of the Company. These contributions are made at the discretion of the Company’s Board of Directors and were $2 million, $2 million, and $2 million for the years ended June 30, 2023, 2022 and 2021, respectively.
Under the Legacy Coherent, Inc. Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2023 were $7 million.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for years ended June 30, 2023 and 2022 were $4 million and $2 million, respectively. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $11 million and $4 million as of June 30, 2023 and 2022, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $7 million decrease and a $16 million increase for the fiscal years ended June 30, 2023 and 2022, respectively. The accumulated benefit obligation was $97 million as of June 30, 2023, compared to $81 million as of June 30, 2022.
Legacy Coherent Defined Benefit Plans
As a result of the Coherent, Inc. acquisition on July 1, 2022, we assumed all assets and liabilities of defined benefit plans in the U.S., Germany, South Korea, Japan, Spain, and Italy (“acquired plans”). As is the customary practice with European and Asian companies, the plans are unfunded, with the exception of the Spanish plan which is partially funded. The U.S. qualified plan is also partially funded. Any new employees hired after January 1, 2007, are not eligible for the U.S. qualified and nonqualified plans. Effective August 31, 2018, both of the U.S. plans were amended to freeze all future compensation benefit accruals. Any new employees hired after 2000 are not eligible for the primary German pension plans. For two of the German plans and the U.S. qualified plan, unrealized gains and losses are recognized as a component of other comprehensive income (loss) within stockholders’ equity. For the other plans, we have elected to recognize all actuarial gains and losses on these plans immediately, as incurred.
Liabilities and expense for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our defined benefit plans.
For the acquired plans, employer contributions in the year ended June 30, 2023 were $1 million and net periodic pension cost was not material. The underfunded pension liability was $32 million as of June 30, 2023. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $1 million increase for the fiscal year ended June 30, 2023. The accumulated benefit obligation was $42 million as of June 30, 2023.
Estimated future benefit payments under all plans are estimated to be as follows:

Year Ending June 30,
($000)
2024	$7,700
2025	9,300
2026	8,000
2027	7,800
2028	8,900
Next five years	50,700

Note 17.        Other Accrued Liabilities
The components of other accrued liabilities were as follows:

June 30,	2023	2022
($000)
Contract liabilities	$104,477	$22,960
Warranty reserves	47,563	17,738
Accrued interest	2,923	38,872
Other accrued liabilities	155,318	120,260
	$310,281	$199,830
Note 18.        Commitments and Contingencies
We have purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of our materials and processes, certain contracts may contain liquidated damage provisions for early termination. We do not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments, based upon historical experience and current expectations. Total future purchase commitments held by Coherent as of June 30, 2023 were $569 million in fiscal 2023 and $188 million thereafter.
Note 19.        Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. We did not repurchase any shares pursuant to this Program during the fiscal years ended June 30, 2023 or June 30, 2022. As of June 30, 2023, we have cumulatively purchased 1,416,587 shares of Coherent common stock pursuant to the Program for approximately $22 million.

Note 20.        Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the years ended June 30, 2023, 2022, and 2021 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2020	$(31,596)	$(44,085)	$—	$(11,702)	$(87,383)
Other comprehensive loss before reclassifications	86,991	(2,687)	—	1,709	86,013
Amounts reclassified from AOCI	—	14,999	—	638	15,637
Net current-period other comprehensive loss	86,991	12,312	—	2,347	101,650
AOCI - June 30, 2021	$55,395	$(31,773)	$—	$(9,355)	$14,267
Other comprehensive income (loss) before reclassifications	(89,967)	29,711	14,306	15,300	(30,650)
Amounts reclassified from AOCI	—	13,797	—	419	14,216
Net current-period other comprehensive income	(89,967)	43,508	14,306	15,719	(16,434)
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)
Other comprehensive income (loss) before reclassifications	87,927	27,050	22,322	(5,326)	131,973
Amounts reclassified from AOCI	—	(19,301)	—	(779)	(20,080)
Net current-period other comprehensive income (loss)	87,927	7,749	22,322	(6,105)	111,893
AOCI - June 30, 2023	$53,355	$19,484	$36,628	$259	$109,726

Note 21.        Restructuring and Synergy and Site Consolidation Plans

Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s Restructuring Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions are expected to be accompanied by other cost reductions and are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712).
In the fourth quarter of fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
The following table presents our current and non-current liability as accrued for restructuring charges on our Consolidated Balance Sheet. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2023 (in thousands):

	Year Ended June 30, 2023
	Severance	Asset Write-Offs	Total Accrual
Balance-beginning of period	$—	$—	$—
Restructuring accruals	76,944	107,157	184,101
Reimbursement arrangements	(9,247)	(55,753)	(65,000)
Reimbursement arrangement related accrual	9,247	—	9,247
Payments	(12,565)	—	(12,565)
Asset write-offs and other	—	(51,404)	(51,404)
Balance-end of period	$64,379	$—	$64,379
At June 30, 2023, $27 million and $37 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The current year asset write-offs are primarily comprised of specifically identified equipment write-offs due to the consolidation of certain manufacturing sites. At June 30, 2023, a $50 million receivable under a reimbursement arrangement is recorded in prepaid and other current assets.
By segment, $56 million, $60 million and $3 million of restructuring costs were incurred in the Networking, Materials and Lasers segments, respectively. Restructuring charges are recorded in Restructuring Charges in our Consolidated Statements of Earnings (Loss).
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Legacy Coherent, including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. We evaluate severance and other site consolidation costs in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Post-Employment Benefits. In the fourth quarter of fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination, the write-off of inventory for products that are being exited and shut down costs.
At June 30, 2023, $4 million and $5 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2025. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the exit or consolidation of certain manufacturing sites. The current year asset write-offs are primarily comprised of inventory write-offs due to the consolidation of and exit from certain manufacturing sites.
In fiscal 2023, the $20 million of synergy and site consolidation costs were incurred in the Lasers segment. Costs related to the synergy and site consolidation efforts are recorded in cost of goods sold ($17 million) and IR&D ($3 million) in our Consolidated Statements of Earnings (Loss).

SCHEDULE II
COHERENT CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2023, 2022, AND 2021
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2023:
Allowance for doubtful accounts	$4,206	$1,793	$3,112	(1)	$(1,106)	(4)	$8,005
Warranty reserves	$17,738	$40,475	$29,196	(1)	$(39,846)		$47,563
Deferred tax asset valuation allowance	$55,420	$4,035	$37,725	(1,3)	$—		$97,180

YEAR ENDED JUNE 30, 2022:
Allowance for doubtful accounts	$924	$3,292	$—		$(10)	(4)	$4,206
Warranty reserves	$21,868	$7,718	$—		$(11,848)		$17,738
Deferred tax asset valuation allowance	$53,765	$2,157	$(502)	(3)	$—		$55,420

YEAR ENDED JUNE 30, 2021:
Allowance for doubtful accounts	$1,698	$301	$—		$(1,075)	(4)	$924
Warranty reserves	$27,620	$2,134	$—		$(7,886)		$21,868
Deferred tax asset valuation allowance	$54,559	$(2,545)	$1,751	(2)	$—		$53,765

(1) Related to amounts assumed from the Coherent, Inc. acquisition.
(2) Related to amounts assumed from the Finisar Corporation acquisition.
(3) Primarily related to currency translation adjustments.
(4) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During our most recent quarter, there have been no changes in the Company’s internal controls over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
On June 15, 2023, Christopher Koeppen, Chief Innovation Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 31, 2024 with respect to the sale of up to 24,872 Company shares.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the information set forth under the captions “Election of Directors” and if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).
Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth in the Company’s Proxy Statement.
Code of Ethics
The Company has adopted its Code of Business Conduct and Ethics for all of its employees. The Code of Business Conduct and Ethics can be found on the Company’s Internet web site at www.coherent.com under “Investors Information – Corporate Governance Documents.” The Company will promptly disclose on its web site (i) any amendments or waivers with respect to a director’s or executive officer’s compliance with the Code of Business Conducts and Ethics and (ii) any amendments or waivers with respect to any provision of the Code of Ethics. Any person may also obtain a copy of the Code of Business Conduct and Ethics without charge by submitting their request to the Chief Financial Officer and Treasurer of Coherent Corp., 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, or by calling (724) 352-4455.
We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our web site.
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.
Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation For Fiscal Year 2023,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.
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
Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information set forth under the caption “Ratification of the Audit Committee’s Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV
Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2023 is set forth under Item 8 of this Annual Report on Form 10-K.
Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

		Incorporated herein by reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date	File No.
2.01	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	8-K	2.1	March 26, 2021	001-39375
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	8-K	3.1	November 8, 2011	000-16195
3.02	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	3.1	September 8, 2022	001-39375
3.03	Amended and Restated By-Laws of Coherent Corp. as amended and restated effective September 8, 2022	8-K	3.2	September 8, 2022	001-39375
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020	10-K	3.03	August 26, 2020	001-39375
3.05	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021	8-K	3.1	March 31, 2021	001-39375
4.01+	Description of II-VI's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.02	Form of 6.00% Series A Mandatory Convertible Preferred Stock Certificate	10-K	3.03	August 26, 2020	001-39375
4.03	Indenture, dated as of December 10, 2021, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	4.1	December 10, 2021	001-39375
4.04	Form of 5.000% Senior Notes due 2029	8-K	4.2 (included in Exhibit 4.1)	December 10, 2021	001-39375
4.05+	First Supplemental Indenture, dated as of July 1, 2022, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee
4.06	Second Supplemental Indenture, dated as of May 5, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-Q	4.01	May 10, 2023	001-39375
4.07+	Third Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee

4.08	Registration Rights Agreement, dated March 31, 2021, by and between II-VI Incorporated and BCPE Watson (DE) SPV, LP.	Schedule 13D	D	July 11, 2022	005-39319

10.01*	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	July 1, 2022	001-39375
10.02	Amendment No. 1 to Credit Agreement, dated as of March 31, 2023, by and among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	May 10, 2023	001-39375
10.03	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	10-K	10.15	August 28, 2018	000-16195
10.04**	Description of Bonus Incentive Plan	10-K	10.14	September 24, 1996	000-16195
10.05**	Description of Discretionary Incentive Plan (now known as the Goal/ Results Incentive Program)	10-K	10.27	August 28, 2009	000-16195
10.06**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)	10-K	10.17	August 28, 2015	000-16195
10.07**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)	10-K	10.18	August 28, 2015	000-16195
10.08**	II-VI Incorporated 2012 Omnibus Incentive Plan	8-K	10.01	November 5, 2012	000-16195
10.09**	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.10**	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	S-8	10.1	November 4, 2014	333-199855
10.11**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.12**	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.01	February 2, 2016	000-16195
10.13**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated Omnibus Incentive Plan	10-Q	10.03	November 8, 2016	000-16195
10.14**	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	S-8	99.1	November 10, 2020	333-249995
10.15**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated 2018 Omnibus Incentive Plan	10-Q	10.01	February 8, 2019	000-16195
10.16**	II-VI Incorporated Executive Severance Plan	8-K	10.1	August 22, 2019	000-16195
10.17**	Form of Participation Agreement for the II-VI Incorporated Executive Severance Plan	8-K	10.2	August 22, 2019	000-16195
10.18**	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled)	10-K	10.31	August 20, 2021	001-39375
10.19**	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled)	10-K	10.32	August 20, 2021	001-39375
10.20**	Coherent, Inc. 2011 Equity Incentive Plan	S-8	10.1	May 6, 2011	333-174019
10.21**	Coherent, Inc. Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.22**	Coherent, Inc. Equity Incentive Plan - Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962

10.23**	Coherent, Inc. Equity Incentive Plan - Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.24**	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.25**	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa	10-K	10.07	August 28, 2015	000-16195
10.26+**	Agreement, dated October 4, 2018, by and between II-VI Incorporated and Walter R. Bashaw II
10.27**	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	8-K	10.1	August 23, 2022	001-39375
10.28**	Employment Letter Agreement, dated January 7, 2022, by and between II-VI Incorporated and Mark Sobey	10-K	10.34	August 29, 2022	001-39375
10.29+**	Consulting Agreement, dated June 12, 2023, by and between Coherent Corp. and Mark Sobey

19.01+	Coherent Corp. and its subsidiaries Insider Trading and Tipping Policy, effective September 25, 2018

21.01+	List of Subsidiaries of Coherent Corp.
23.01+	Consent of Ernst & Young LLP
31.01+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32.01+
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02+
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Definition Linkbase
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Filed herewith
*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**    Identifies management contract or compensatory plans, contracts or arrangements required to be filed as an exhibit.

Item 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT CORP.

Date: August 18, 2023	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 18, 2023	By:	/s/ Vincent D. Mattera Jr.
Vincent D. Mattera Jr.
Chief Executive Officer and Chairman of the Board
Principal Financial and Accounting Officer:

Date: August 18, 2023	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Chief Financial Officer and Treasurer

Date: August 18, 2023	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 18, 2023	By:	/s/ Howard H. Xia
Howard H. Xia
Director

Date: August 18, 2023	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director

Date: August 18, 2023	By:	/s/ Enrico Digirolamo
Enrico Digirolamo
Director

Date: August 18, 2023	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 18, 2023	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 18, 2023	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 18, 2023	By:	/s/ Stephen Pagliuca
Stephen Pagliuca
Director
Date: August 18, 2023	By:	/s/ Lisa Neal-Graves
Lisa Neal-Graves
Director
Date: August 18, 2023	By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Director
Date: August 18, 2023	By:	/s/ Sandeep S. Vij
Sandeep S. Vij
Director