Form 10-Q
period 2023-09-30
COHERENT CORP.
filed 2023-11-07
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 3, 2023, 151,482,324 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2023	June 30, 2023
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$941,081	$833,333
Accounts receivable - less allowance for doubtful accounts of $7,598 at September 30, 2023 and $8,005 at June 30, 2023	795,730	901,531
Inventories	1,280,755	1,272,333
Prepaid and refundable income taxes	19,745	28,271
Prepaid and other current assets	206,420	216,530
Total Current Assets	3,243,731	3,251,998
Property, plant & equipment, net	1,775,384	1,782,035
Goodwill	4,460,144	4,512,700
Other intangible assets, net	3,695,578	3,814,684
Deferred income taxes	39,042	37,748
Other assets	307,419	311,968
Total Assets	$13,521,298	$13,711,133
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$74,730	$74,836
Accounts payable	449,134	405,308
Accrued compensation and benefits	183,046	175,564
Operating lease current liabilities	37,203	38,271
Accrued income taxes payable	58,233	74,488
Other accrued liabilities	280,790	310,281
Total Current Liabilities	1,083,136	1,078,748
Long-term debt	4,219,366	4,234,962
Deferred income taxes	742,514	780,307
Operating lease liabilities	136,558	140,748
Other liabilities	236,150	247,402
Total Liabilities	6,417,724	6,482,167
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at September 30, 2023 and June 30, 2023; redemption value - $2,338,840 and $2,309,966, respectively	2,271,588	2,241,415
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 0 and 2,300,000 shares at September 30, 2023 and June 30, 2023, respectively	—	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 166,764,680 shares at September 30, 2023; 154,719,413 shares at June 30, 2023	4,287,278	3,781,211
Accumulated other comprehensive income	5,052	109,726
Retained earnings	846,709	944,416
	5,139,039	5,280,672
Treasury stock, at cost; 15,501,849 shares at September 30, 2023 and 15,135,711 shares at June 30, 2023	(307,053)	(293,121)
Total Shareholders' Equity	4,831,986	4,987,551
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$13,521,298	$13,711,133
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2023	2022
Revenues	$1,053,083	$1,344,570

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	746,188	900,996
Internal research and development	113,488	121,084
Selling, general and administrative	211,697	280,014
Restructuring charges	3,018	—
Interest expense	73,258	61,889
Other expense (income), net	(6,269)	31,605
Total Costs, Expenses, & Other Expense	1,141,380	1,395,588

Loss Before Income Taxes	(88,297)	(51,018)

Income Tax Benefit	(20,763)	(12,320)

Net Loss	$(67,534)	$(38,698)

Less: Dividends on Preferred Stock	$30,173	$35,577
Net Loss available to the Common Shareholders	$(97,707)	$(74,275)

Basic Loss Per Share	$(0.65)	$(0.56)

Diluted Loss Per Share	$(0.65)	$(0.56)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended September 30,
	2023	2022
Net loss	$(67,534)	$(38,698)
Other comprehensive income (loss):
Foreign currency translation adjustments	(107,903)	(132,371)
Change in fair value of interest rate swap, net of taxes of $(1,277) and $3,452 for the three months ended September 30, 2023 and September 30, 2022, respectively	(4,662)	12,604
Change in fair value of interest rate cap, net of taxes of $2,145 and $9,258 for the three months ended September 30, 2023 and September 30, 2022, respectively	7,600	20,464
Pension adjustment, net of taxes of $0 for the three months ended September 30, 2023 and September 30, 2022	291	39
Comprehensive loss	$(172,208)	$(137,962)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(67,534)	$(38,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	65,698	64,669
Amortization	72,661	82,617
Share-based compensation expense	45,957	54,185
Amortization of discount on convertible debt and debt issuance costs	3,567	4,466
Non-cash restructuring charges	319	—
Gains on disposal of property, plant and equipment	(101)	—
Unrealized gains on foreign currency remeasurements and transactions	(14,462)	(22,273)
Loss (earnings) from equity investments	243	(613)
Deferred income taxes	(39,627)	(14,479)
Loss on debt extinguishment	—	6,835
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	116,295	(1,326)
Inventories	(16,709)	7,514
Accounts payable	41,985	(42,865)
Contract liabilities	(9,769)	44,419
Income taxes	(2,806)	(8,633)
Accrued compensation and benefits	7,482	(44,910)
Other operating net liabilities	(4,396)	(11,330)
Net cash provided by operating activities	198,803	79,577
Cash Flows from Investing Activities
Additions to property, plant & equipment	(62,197)	(138,990)
Purchases of businesses, net of cash acquired	—	(5,488,556)
Other investing activities	(1,978)	(711)
Net cash used in investing activities	(64,175)	(5,628,257)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	—	850,000
Proceeds from borrowings of Term B Facility	—	2,800,000
Proceeds from borrowings of Revolving Credit Facility	—	65,000
Proceeds from issuance of Series B Preferred Shares	—	1,400,000
Payments on existing debt	(18,683)	(996,429)
Payments on convertible notes	—	(3,561)
Debt issuance costs	—	(126,516)
Equity issuance costs	—	(42,000)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	14,947	7,425
Payments in satisfaction of employees' minimum tax obligations	(13,876)	(40,885)
Other financing activities	(268)	(292)
Net cash provided by (used in) financing activities	(17,880)	3,912,742
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,458)	(42,273)
Net increase (decrease) in cash, cash equivalents, and restricted cash	107,290	(1,678,211)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	837,566	2,582,371
Cash, Cash Equivalents, and Restricted Cash at End of Period	$944,856	$904,160

Supplemental Information
Cash paid for interest	$67,320	$45,963
Cash paid for income taxes	$14,810	$14,920
Additions to property, plant & equipment included in accounts payable	$39,264	$71,035
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$445,319	$—
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows. Restricted cash, non-current is included in the Condensed Consolidated Balance Sheets under 'Other Assets'. At September 30, 2023, we had $10 million of restricted cash.

	Three Months Ended September 30,
	2023	2022
Cash, cash equivalents, and restricted cash	$941,081	$898,501
Restricted cash, non-current	3,775	5,659
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$944,856	$904,160

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	1,804	60,748	—	—	—	—	(366)	(13,932)	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(67,534)	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	(107,903)	—	—
Change in fair value of interest rate swap, net of taxes of $(1,277)	—	—	—	—	(4,662)	—	—	—	(4,662)	—	—
Change in fair value of interest rate cap, net of taxes of $2,145	—	—	—	—	7,600	—	—	—	7,600	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$4,831,986	215	$2,271,588

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent Acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net Loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $9,258	—	—	—	—	20,464	—	—	—	20,464	—	—
Pension adjustment, net of taxes $0	—	—	—	—	39	—	—	—	39	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 18, 2023. The condensed consolidated results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2023 was derived from the Company’s audited consolidated financial statements.
Note 2.    Recently Issued Financial Accounting Standards
The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its unaudited condensed consolidated financial statements.
Note 3.    Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.
The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended September 30, 2023
	Networking	Materials	Lasers	Total
Industrial	$15,965	$133,203	$255,166	$404,334
Communications	446,274	13,252	—	459,526
Electronics	1,724	88,065	—	89,789
Instrumentation	8,886	10,120	80,428	99,434
Total Revenues	$472,849	$244,640	$335,594	$1,053,083

	Three Months Ended September 30, 2022
	Networking	Materials	Lasers	Total
Industrial	$18,693	$144,083	$298,241	$461,017
Communications	563,521	21,877	—	585,398
Electronics	3,822	176,622	—	180,444
Instrumentation	10,512	13,062	94,137	117,711
Total Revenues	$596,548	$355,644	$392,378	$1,344,570
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the three months ended September 30, 2023, we recognized revenue of $35 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2023. We had $137 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2023. As of September 30, 2023, $94 million of deferred revenue is included within other accrued liabilities, and $43 million is included within other liabilities on the Condensed Consolidated Balance Sheet.

Note 4.    Inventories
The components of inventories were as follows ($000):

	September 30, 2023	June 30, 2023
Raw materials	$447,512	$462,436
Work in progress	576,202	549,992
Finished goods	257,041	259,905
Total inventories	$1,280,755	$1,272,333
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2023	June 30, 2023
Land and improvements	$68,957	$69,639
Buildings and improvements	777,613	780,204
Machinery and equipment	1,895,208	1,879,136
Construction in progress	322,783	287,990
Finance lease right-of-use asset	25,000	25,000
	3,089,561	3,041,969
Less accumulated depreciation	(1,314,177)	(1,259,934)
Property, plant, and equipment, net	$1,775,384	$1,782,035
Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2023
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,204	$247,695	$3,228,801	$4,512,700
Foreign currency translation	(553)	(646)	(51,357)	(52,556)
Balance-end of period	$1,035,651	$247,049	$3,177,444	$4,460,144

We test goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
As part of our annual assessment in the fourth quarter of fiscal 2023, we determined that the estimated fair value of our Lasers reporting unit exceeded its carrying value by approximately 10%. As of September 30, 2023, the carrying amount of goodwill within this reporting unit was $3.2 billion. The reporting unit’s estimated fair value is sensitive to changes in the significant assumptions used in the analysis including forecasted revenues and related gross margins. If the reporting unit does not perform to expected levels and realize the expected benefit from the multi-year synergy and site consolidation plans, or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	September 30, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,644,917	$(300,638)	$1,344,279	$1,661,263	$(270,786)	$1,390,477
Trade Names	438,471	(8,471)	430,000	438,470	(8,279)	430,191
Customer Lists	2,298,091	(376,792)	1,921,299	2,333,360	(339,344)	1,994,016
Total	$4,381,479	$(685,901)	$3,695,578	$4,433,093	$(618,409)	$3,814,684

Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2023	June 30, 2023
Term A Facility, interest at adjusted SOFR, as defined, plus 1.750%	$807,500	$818,125
Debt issuance costs, Term A Facility and Revolving Credit Facility	(17,008)	(18,149)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.750%	2,559,626	2,566,625
Debt issuance costs, Term B Facility	(61,779)	(63,977)
1.30% Term loan	1,324	1,697
Facility construction loan in Germany	21,069	22,340
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(6,636)	(6,863)

Total debt	4,294,096	4,309,798
Current portion of long-term debt	(74,730)	(74,836)
Long-term debt, less current portion	$4,219,366	$4,234,962
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of September 30, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $60 million and $48 million in the three months ended September 30, 2023 and September 30, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $11 million and $2 million during the three months ended September 30, 2023 and September 30, 2022, respectively. The amortization of debt issuance costs included in interest expense was $3 million and $4 million in the three months ended September 30, 2023 and September 30, 2022, respectively. Debt issuance costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
On the Closing Date, the Borrower and certain of its direct and indirect subsidiaries provided a guaranty of all obligations of the Borrower and the other loan parties under the Credit Agreement and the other loan documents, secured cash management agreements and secured hedge agreements with the lenders and/or their affiliates (subject to certain exceptions). The Borrower and the other guarantors have also granted a security interest in substantially all of their assets to secure such obligations.
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
As of September 30, 2023, the Company was in compliance with all covenants under the Senior Credit Facilities.

Prior Senior Credit Facilities
Through June 30, 2022, the Company had senior credit facilities (the “Prior Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto. On July 1, 2022, the Company terminated the Prior Credit Agreement and repaid all amounts outstanding thereunder. Debt extinguishment costs related to the termination of the Prior Credit Agreement of $17 million were expensed in other expense (income), net in the Condensed Consolidated Statement of Earnings (Loss) during the three months ended September 30, 2022.
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement to complete its acquisition of Coherent, Inc. (the “Merger”), the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the “Bridge Loan Commitment”). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated. During the three months ended September 30, 2022, the Company incurred expenses of $18 million, related to the termination of the Bridge Loan Commitment, which is included in other expense (income) in the Condensed Consolidated Statement of Earnings (Loss).
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $22 million as of September 30, 2023. The term loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023 (and repaid prior to June 30, 2023), and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $13 million in the three months ended September 30, 2023 and September 30, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of September 30, 2023, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $346 million under its Revolving Credit Facility as of September 30, 2023.
Note 8.    Income Taxes
The Company’s year-to-date effective income tax rate was 24% at both September 30, 2023 and September 30, 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.

U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2023 and June 30, 2023, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $115 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $91 million of the gross unrecognized tax benefits at September 30, 2023 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million at September 30, 2023 and June 30, 2023.
Fiscal years 2018 and 2020 to 2023 remain open to examination by the Internal Revenue Service, fiscal years 2019 to 2023 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2023 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Pennsylvania for the year ended June 30, 2020; Vietnam for the years ended June 30, 2017 through September 30, 2021; Singapore for the year ended September 30, 2020; Korea for the year ended September 30, 2021; Italy for the year ended September 30, 2019; Spain for the years ended September 30, 2020 through September 30, 2022; and Germany for the years ended September 30, 2011 through June 30, 2022. The Company believes its income tax reserves for these tax matters are adequate.
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
Operating leases are recorded in other assets and operating lease liabilities, current and non-current on our Condensed Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. We account for non-lease components, such as common area maintenance, as a component of the lease, and includes it in the initial measurement of our leased assets and corresponding liabilities. Our lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that we will exercise that option.
Our lease assets also include any lease payments made, and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Finance lease cost
Amortization of right-of-use assets	$417	$417
Interest on lease liabilities	268	288
Total finance lease cost	685	705
Operating lease cost	12,937	12,848
Total lease cost	$13,622	$13,553

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$268	$288
Operating cash flows from operating leases	12,268	12,679
Financing cash flows from finance leases	379	341

Weighted-Average Remaining Lease Term (in Years)
Finance leases	8.3	9.3
Operating leases	7.2	6.2

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%
Operating leases	5.8%	5.3%
Note 10.    Equity and Redeemable Preferred Stock
As of September 30, 2023, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of September 30, 2023, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Preferred dividends are presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended September 30,
	2023	2022
Dividends per share	$—	$3.00
Mandatory Convertible Preferred Stock dividends ($000)	—	6,900
Series B-1 Convertible Preferred Stock
In March 2021, the Company issued 75,000 shares of Series B-1 Convertible Preferred Stock, no par value per share (“Series B-1 Preferred Stock”), for $10,000 per share, resulting in an aggregate purchase price of $750 million.
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
On or at any time after March 31, 2031:
•each holder has the right to require the Company to redeem all of their Coherent Series B-1 Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”); and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B-1 Preferred Stock outstanding, for cash, at the Redemption Price.
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
Series B-2 Convertible Preferred Stock
On July 1, 2022, the Company issued 140,000 shares of Series B-2 Convertible Preferred Stock, no par value per share (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), for $10,000 per share and an aggregate purchase price of $1.4 billion.
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
Preferred stock dividends are presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended September 30,
	2023	2022
Dividends per share	$140	$133
Dividends ($000)	28,874	27,477
Deemed dividends ($000)	1,299	1,200
Note 11.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three months ended September 30, 2023 and September 30, 2022, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended September 30, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended September 30,
	2023	2022
Numerator
Net loss	$(67,534)	$(38,698)
Deduct Series A preferred stock dividends	—	(6,900)
Deduct Series B dividends and deemed dividends	(30,173)	(28,677)
Basic loss available to common shareholders	$(97,707)	$(74,275)

Diluted loss available to common shareholders	$(97,707)	$(74,275)

Denominator
Diluted weighted average common shares	150,328	133,280

Basic loss per common share	$(0.65)	$(0.56)

Diluted loss per common share	$(0.65)	$(0.56)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended September 30,
	2023	2022
Common stock equivalents	2,337	1,762
Convertible Notes	—	4,474
Series A Mandatory Convertible Preferred Stock	—	9,604
Series B Convertible Preferred Stock	27,176	25,861
Total anti-dilutive shares	29,513	41,701
Note 12.    Segment Reporting
The Company reports its business segments using the “management approach” model for segment reporting. This means that we determine our reportable business segments based on the way the chief operating decision-maker organizes business segments within the Company for making operating decisions and assessing financial performance.
We report our financial results in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Our chief operating decision maker receives and reviews financial information based on these three segments. We evaluate business segment performance based upon segment operating income, which is defined as earnings before income taxes, interest and other income or expense. The segments are managed separately due to the market, production requirements and facilities unique to each segment.
The accounting policies are consistent across each segment. To the extent possible, our corporate expenses and assets are allocated to the segments.

The following tables summarize selected financial information of our operations by segment ($000):

	Three Months Ended September 30, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$472,849	$244,640	$335,594	$—	$1,053,083
Inter-segment revenues	12,887	87,742	639	(101,268)	—
Operating income (loss)	16,317	7,182	(44,807)	—	(21,308)
Interest expense	—	—	—	—	(73,258)
Other income (expense), net	—	—	—	—	6,269
Income tax benefit	—	—	—	—	20,763
Net loss	—	—	—	—	(67,534)
Depreciation and amortization	40,436	25,287	72,636	—	138,359
Expenditures for property, plant & equipment	17,493	40,512	4,192	—	62,197
Segment assets	3,329,101	2,100,915	8,091,282	—	13,521,298
Goodwill	1,035,651	247,049	3,177,444	—	4,460,144

	Three Months Ended September 30, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$596,548	$355,644	$392,378	$—	$1,344,570
Inter-segment revenues	18,740	95,054	166	(113,960)	—
Operating income (loss)	90,982	75,335	(123,841)	—	42,476
Interest expense	—	—	—	—	(61,889)
Other income (expense), net	—	—	—	—	(31,605)
Income tax benefit	—	—	—	—	12,320
Net loss	—	—	—	—	(38,698)
Depreciation and amortization	42,774	26,527	77,985	—	147,286
Expenditures for property, plant & equipment	43,830	74,898	20,262	—	138,990

Note 13.    Share-Based Compensation
Stock Award Plans
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2023	2022
Stock Options and Cash-Based Stock Appreciation Rights	$(1,057)	$(441)
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	31,065	44,652
Performance Share Awards and Cash-Based Performance Share Unit Awards	10,845	7,089
Employee Stock Purchase Plan	3,671	1,903
	$44,524	$53,203

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
We entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to our variable interest rate debt by effectively converting it to a fixed interest rate. Through February 28, 2023, we received payments based on the one-month LIBOR and made payments based on a fixed rate of 1.52%. We received payments with a floor of 0.00%. The interest rate swap agreement had an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap decreased to $825 million in June 2022, and will remain at that amount through the expiration date. On March 20, 2023, we amended our $825 million interest rate swap (“Amended Swap”), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. Under the Amended Swap, we receive payments based on the one-month SOFR and make payments based on a fixed rate of 1.42%. We receive payments with a floor of 0.10%. We designated this instrument as a cash flow hedge, and deemed the hedge relationship effective at inception of the contract and the amended contract.
The fair value of the interest rate swap of $31 million and $37 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets as of September 30, 2023 and June 30, 2023, respectively. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and reclassified into the Condensed Consolidated Statement of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $57 million and $46 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of September 30, 2023 and June 30, 2023, respectively.

The Cap, as amended, is designed to mirror the terms of the Credit Agreement as amended on March 31, 2023. We designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) are reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
We estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to September 30, 2023; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on our debt facilities.
The fair value and carrying value of the Senior Notes were as follows ($000):

	September 30, 2023		June 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$859,726	$983,364	$895,950	$983,137
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value. Our borrowings, including our lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At September 30, 2023, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for the three months ended September 30, 2023 and September 30, 2022 were $11 million and $23 million, respectively, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).
Note 15.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. We did not repurchase any shares pursuant to this Program during the quarter ended September 30, 2023. As of September 30, 2023, we have cumulatively purchased 1,416,587 shares of Coherent common stock pursuant to the Program for approximately $22 million.

Note 16.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2023 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2023	$53,355	$19,484	$36,628	$259	$109,726
Other comprehensive income (loss) before reclassifications	(107,903)	3,314	10,636	291	(93,663)
Amounts reclassified from AOCI	—	(7,976)	(3,036)	—	(11,011)
Net current-period other comprehensive income (loss)	(107,903)	(4,662)	7,600	291	(104,674)
AOCI - September 30, 2023	$(54,548)	$14,822	$44,228	$550	$5,052
Note 17.    Restructuring and Synergy and Site Consolidation Plans
Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions are expected to be accompanied by other cost reductions, and are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420), and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712).
In the first quarter of fiscal 2024, these activities resulted in $3 million of charges primarily for employee termination costs as well as site move costs, write-off of property and equipment and acceleration of depreciation. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
The following table presents our current and non-current liability as accrued for restructuring charges on our Condensed Consolidated Balance Sheets. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the three months ended September 30, 2023 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring accruals	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	$(699)	(968)
Balance - September 30, 2023	$58,499	$—	$—	$58,499
At September 30, 2023, $21 million and $37 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. At September 30, 2023, a $20 million receivable under a reimbursement arrangement is recorded in prepaid and other current assets.
By segment, for the three months ended September 30, 2023, $5 million of restructuring costs were incurred in the Materials segment, partially offset by $2 million of restructuring recoveries in the Networking segment. Restructuring charges and recoveries are recorded in Restructuring Charges in our Condensed Consolidated Statements of Earnings (Loss).
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced

$250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. We evaluate severance and other site consolidation costs in accordance with ASC 420 and ASC 712. In the first quarter of fiscal 2024, the acceleration of these activities resulted in $8 million of charges primarily for employee termination costs, overlapping labor related to transition of manufacturing operations to other sites, shut down costs and accelerated depreciation. In fiscal 2023, the acceleration of these activities resulted in $20 million of charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs.
At September 30, 2023, $5 million of accrued severance related costs were included in both other accrued liabilities and other liabilities, and are expected to result in cash expenditures through fiscal 2025. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the exit or consolidation of certain manufacturing sites.
For the three months ended September 30, 2023, the $8 million of synergy and site consolidation costs were incurred in the Lasers segment. Costs related to the synergy and site consolidation efforts are recorded in cost of goods sold ($6 million) and IR&D ($2 million) in our Condensed Consolidated Statements of Earnings (Loss).
Note 18.    Subsequent Events
On October 10, 2023, the Company entered into investment agreements with Denso Corporation (“DENSO”) and Mitsubishi Electric Corporation (“Mitsubishi Electric”), under which they will collectively invest an aggregate of $1 billion in Silicon Carbide LLC, a newly formed wholly owned subsidiary (“Silicon Carbide”). Under the terms of the Investment Agreements. DENSO and Mitsubishi Electric will each invest $500 million in exchange for a 12.5% non-controlling ownership interest in Silicon Carbide, with Coherent owning the remaining 75%. In connection with the transaction, Silicon Carbide will supply DENSO and Mitsubishi Electric 150 mm and 200 mm silicon carbide (“SiC”) substrates and epitaxial wafers pursuant to long term agreements. The transaction is expected to allow Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities. The $1 billion investment will be used to fund future capital expenditure requirements of Silicon Carbide. The transaction is expected to close by or during the first quarter of calendar 2024.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included under Item 1 of this quarterly report. Coherent’s MD&A is presented in seven sections:
•Forward-Looking Statements
•Overview
•Restructuring and Site Consolidation
•SiC Strategy
•Critical Accounting Estimates
•Results of Operations
•Liquidity and Capital Resources
Forward-looking statements in Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Part II Item 1A for discussion of these risks and uncertainties).
Forward-Looking Statements
Certain statements contained in the MD&A are forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “believes,” “plans,” “projects” or similar expressions.
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in Item 1A in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
Our customer base includes original equipment manufacturers; laser end-users; system integrators of high-power lasers; manufacturers of equipment and devices for industrial, optical communications, electronics, and instrumentation markets; communication end-users including communication service providers, hyperscale and other cloud internet content providers; U.S. government prime contractors; and various U.S. government agencies.
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
In the first quarter of fiscal 2024, these activities resulted in $3 million of charges primarily for employee termination costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the first quarter of fiscal 2024, the acceleration of these activities resulted in $8 million of charges primarily for employee termination, overlapping labor related to transition of manufacturing operations to other sites, shut down costs and accelerated depreciation. In fiscal 2023, the acceleration of these activities resulted in $8 million of charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs. See Note 17. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
SiC Strategy
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide business. On October 10, 2023, the Company entered into investment agreements with Denso Corporation (“DENSO”) and Mitsubishi Electric Corporation (“Mitsubishi Electric”), under which they will collectively invest an aggregate of $1 billion in Silicon Carbide LLC, a newly formed wholly owned subsidiary (“Silicon Carbide”). Under the terms of the Investment Agreements, DENSO and Mitsubishi Electric will each invest $500 million in exchange for a 12.5% non-controlling ownership interest in Silicon Carbide, with Coherent owning the remaining 75%. In connection with the transaction, Silicon Carbide will supply DENSO and Mitsubishi Electric 150 mm and 200 mm silicon carbide (“SiC”) substrates and epitaxial wafers pursuant to long term agreements. The transaction is expected to allow Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities. The $1 billion investment will be used to fund future capital expenditure requirements of Silicon Carbide. The transaction is expected to close by or during the first quarter of calendar 2024.

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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 18, 2023 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2023 and 2022 ($ in millions):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
		% of Revenues		% of Revenues
Total revenues	$1,053	100%	$1,345	100%
Cost of goods sold	746	71	901	67
Gross margin	307	29	444	33
Operating expenses:
Internal research and development	113	11	121	9
Selling, general and administrative	212	20	280	21
Restructuring charges	3	—	—	—
Interest and other, net	67	6	93	7
Loss before income taxes	(88)	(8)	(51)	(4)
Income taxes	(21)	(2)	(12)	(1)
Net loss	$(67)	(6)%	$(39)	(3)%

Diluted loss per share	$(0.65)		$(0.56)
Consolidated
Revenues. Revenues for the three months ended September 30, 2023 decreased 22% to $1,053 million, compared to $1,345 million for the same period last fiscal year. Revenues decreased in all four markets, with the largest decline, $126 million (22%), in the Communications market, primarily due to decreased demand in telecom applications. Electronics market revenues decreased $91 million (50%), primarily in consumer electronics applications. In addition, revenues decreased in the Industrial market by $57 million, or 12%, due to decreases in semiconductor capital equipment applications and by $18 million, or 16%, in the Instrumentation market due to decreases in life sciences applications.
Networking revenues decreased $124 million year-over-year, with decreases from telecom applications in our communications end market. Materials decreased $111 million year-over-year, primarily due to lower demand for sensing products and other consumer applications in the electronics end market. Lasers revenue for the three months ended September 30, 2023 decreased $57 million, due to lower demand for semiconductor and display capital equipment and precision manufacturing applications in the industrial end market as well as lower shipments to the instrumentation end market.

Gross margin. Gross margin for the three months ended September 30, 2023 was $307 million, or 29% of total revenues, compared to $444 million, or 33% of total revenues, for the same period last fiscal year, a decrease of 390 basis points. The decrease as a percent of revenue for the three months ended September 30, 2023 included the favorable impact of $45 million lower expense related to the fair value adjustment on acquired inventory from the acquisition of Coherent, Inc, (“Merger”) and $16 million lower amortization expense related to technology acquired in the Merger. Gross margins, excluding the lower amortization and lower fair value adjustment on acquired inventory, decreased 790 basis points for the three months ended September 30, 2023 compared to the prior year period primarily due to lower revenues, higher cost product built and capitalized in prior periods being expensed, less favorable sales mix especially in datacom applications in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, higher costs related to product lines that are being exited, and the unfavorable foreign exchange rates.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended September 30, 2023 were $113 million, or 11% of revenues, compared to $121 million, or 9% of revenues, for the same period last fiscal year. The decrease for the three months ended September 30, 2023 was primarily in the Materials and Networking segments and was driven by lower costs due to the consolidation of sites and our efforts to control costs. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all of our businesses, including significant investments in indium phosphide semiconductor lasers, silicon carbide materials, devices for both power electronics and wireless devices, and lasers for display processing and semiconductor capital equipment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 were $212 million, or 20% of revenues, compared to $280 million, or 21% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended September 30, 2023 compared to the same period last fiscal year was the result of lower charges related to the Merger, including $39 million lower transaction fees and financing, lower one-time expense of $18 million related to share-based compensation resulting from the Merger, as well as $13 million lower severance and integration consulting costs partially offset by incremental amortization expense of $6 million.
Restructuring Charges. Restructuring charges related to our Restructuring Plan for the three months ended September 30, 2023 were $3 million and consist of severance, move costs, equipment write-offs and accelerated depreciation due to the consolidation of certain manufacturing sites. See Note 17. Restructuring and Synergy and Site Consolidation Plan for further information.
Interest and other, net. Interest and other, net for the three months ended September 30, 2023 was expense of $67 million, compared to expense of $93 million for the same period last fiscal year, a decrease of $27 million. Included in interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances as well as Merger financing fees in the prior year quarter. For the three months ended September 30, 2023, the decrease of $27 million in comparison to the same period last fiscal year was driven by $35 million incurred in the prior year quarter related to financing of the Merger and $3 million incremental interest income partially offset by $11 million of incremental interest expense due to higher interest rates on our Term Facilities.
Income taxes. The Company’s year-to-date effective income tax rate was 24% at both September 30, 2023 and September 30, 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
Segment Reporting
Revenues and operating income for our reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain expenses included in other expense (income) – net as reported. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 12. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our reportable segments and for the reconciliation of our operating income to net earnings, which is incorporated herein by reference. We report our financial results in the following three designated segments: (i) Networking, (ii) Materials, and (iii) Lasers.
Networking ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2023	2022
Revenues	$473	$597	(21)%
Operating income	$16	$91	(82)%

Revenues for the three months ended September 30, 2023 decreased 21% to $473 million, compared to $597 million for the same period last fiscal year. The decrease in revenue of $124 million during the three months ended September 30, 2023 was primarily due to decreases in the communications market driven by decreased revenues in telecom applications.
Operating income for the three months ended September 30, 2023 decreased 82% to $16 million, compared to operating income of $91 million for the same period last fiscal year. The decrease in operating income for the three months ended September 30, 2023 was driven by $124 million lower revenues as well as lower gross margin percentage. The margin percentage was lower than the three months ended September 30, 2022 due to less favorable sales mix in datacom applications, the impact of fixed manufacturing costs on lower revenues as a percentage of revenue and higher costs related to products that are being exited.
Materials ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2023	2022
Revenues	$245	$356	(31)%
Operating income	$7	$75	(90)%
Revenues for the three months ended September 30, 2023 decreased 31% to $245 million, compared to revenues of $356 million for the same period last fiscal year. Compared to the three months ended September 30, 2022, Materials decreased $111 million year-over-year, with a decrease of $89 million in the electronics end market for consumer products, partially offset by higher demand for electric vehicles, as well as a decrease of $11 million in industrial market applications. Demand in communications and instrumentation markets also decreased, but to a lesser extent.
Operating income for the three months ended September 30, 2023 decreased 90% to $7 million, compared to operating income of $75 million for the same period last fiscal year, primarily driven by $111 million lower revenues and lower margin percentage. The margin percentage was lower than the three months ended September 30, 2022 due to the unfavorable impact of fixed manufacturing costs with lower revenues, higher cost product built and capitalized in prior periods being expensed, underutilized operating capacity in several plants and shut down costs related to site consolidations.
Lasers ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2023	2022
Revenues	$336	$392	(14)%
Operating loss	$(45)	$(124)	64%
Revenues for the three months ended September 30, 2023 decreased 14% to $336 million, compared to revenues of $392 million for the same period last fiscal year. The decrease was primarily due to a $43 million drop in the industrial end market due to lower demand for semiconductor and display capital equipment and precision manufacturing applications, as well as $14 million lower shipments to the instrumentation end market.
Operating loss for the three months ended September 30, 2023 decreased 64% to $45 million, compared to an operating loss of $124 million for the same period last fiscal year. The lower operating loss was driven by $120 million lower costs in the current year quarter compared to the prior year quarter related to the Merger, including $45 million lower amortization of the preliminary fair value step-up on acquired inventory, $39 million lower transaction fees and financing, $18 million lower nonrecurring share based compensation, $9 million lower integration costs, and $9 million lower amortization expense related to the fair value of intangible assets acquired. Excluding the lower Merger related costs, operating loss for the three months ended September 30, 2023 increased $41 million primarily due to lower revenues and lower gross margin percentage due to less favorable mix within the industrial market and the unfavorable impact of fixed manufacturing costs with lower revenues.

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

Sources (uses) of cash (millions):

	Three Months Ended September 30,
	2023	2022
Proceeds from long-term borrowings and revolving credit facility	$—	$3,715
Net proceeds from debt and equity issuances	—	1,358
Net cash provided by operating activities	199	80
Effect of exchange rate changes on cash and cash equivalents and other items	(10)	(42)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	15	7
Other items	(2)	(1)
Payments on Convertible Debt and Finisar Notes	—	(4)
Payments in satisfaction of employees’ minimum tax obligations	(14)	(41)
Debt issuance costs	—	(127)
Additions to property, plant & equipment	(62)	(139)
Payments on existing debt	(19)	(996)
Purchases of businesses, net of cash acquired	—	(5,489)
Operating activities:
Net cash provided by operating activities was $199 million for the three months ended September 30, 2023 compared to $80 million of net cash provided by operating activities for the same period last fiscal year. The increase in cash flows provided by operating activities during the three months ended September 30, 2023 compared to the same period last fiscal year was primarily due to improved management of working capital accounts, in particular accounts receivable and accounts payable.
Investing activities:
Net cash used in investing activities was $64 million for the three months ended September 30, 2023, compared to net cash used of $5,628 million for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures decreased by $77 million year-over-year.
Financing activities:
Net cash used in financing activities was $18 million for the three months ended September 30, 2023, compared to net cash provided by financing activities of $3.9 billion for the same period last fiscal year. Financing outflows in the current year period included payments on existing debt. Cash inflow for the prior year-to-date period was from borrowings under the Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows for the prior year-to-date period included payments to settle the Company’s existing senior credit facilities.

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of September 30, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $60 million for the three months ended September 30, 2023, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $11 million during the three months ended September 30, 2023.
During the three months ended September 30, 2023, the Company made payments of $18 million for the Term Facilities.
As of September 30, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	September 30, 2023	June 30, 2023
Cash, cash equivalents, and restricted cash	$941	$833
Available borrowing capacity under Revolving Credit Facility	346	348
Total debt obligations	4,294	4,310
Other Liquidity
On October 10, 2023, the Company entered into two investment agreements under which Silicon Carbide LLC, a Company subsidiary, will receive, subject to closing, $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds will be used primarily to fund future capital expansion, including the previously-announced capital that Coherent intended to invest in its silicon carbide business. As a result, the transaction will enable Coherent to allocate the capital it had intended to invest in this business unit to other corporate purposes, thus increasing its available free cash flow which will provide greater financial and operational flexibility. The transaction is expected to close by or during the first quarter of calendar 2024. There can be no assurance that the transaction will close as anticipated or at all. See Note 18. Subsequent Events for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in IR&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2023, the Company held approximately $788 million of cash and cash equivalents outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At September 30, 2023, we had $10 million of restricted cash.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
We are exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, we use a variety of techniques and derivative financial instruments as part of our overall risk management strategy, which is primarily focused on its exposure in relation to the Chinese Renminbi, Euro, Swiss Franc, Japanese Yen, Singapore Dollar, Korean Won and Malaysian Ringgit. No significant changes have occurred in the techniques and instruments used.
Interest Rate Risks
As of September 30, 2023, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $9 million for the three months ended September 30, 2023.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the additional risk factors set forth below in this Item 1A, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Relating to the Announced Transactions Involving Our Silicon Carbide Business
We are subject to a number of risks associated with the possibility that the equity investments contemplated by the respective investment agreements entered into with Denso Corporation and Mitsubishi Electric Corporation and certain related supply arrangements are not consummated, and these risks could adversely impact our operations and our liquidity position.
On October 10, 2023, Silicon Carbide LLC (“Silicon Carbide”), a wholly owned subsidiary of the Company, entered into (i) an investment agreement (the “Denso Investment Agreement”) with Denso Corporation (“Denso”) pursuant to which, subject to the terms and conditions set forth therein, Silicon Carbide has agreed to issue and sell to Denso 16,666,667 Class A Common Units of Silicon Carbide (“Common Units”) for an aggregate purchase price of $500,000,000, and (ii) an investment agreement (together with the Denso Investment Agreement, the “Investment Agreements”) with Mitsubishi Electric Corporation (“MELCO”) pursuant to which, subject to the terms and conditions set forth therein, Silicon Carbide has agreed to issue and sell to MELCO 16,666,667 Common Units for an aggregate purchase price of $500,000,000 (the issuance and sale of the Common Units to Denso and MELCO, collectively the “Equity Investments”). Following the consummation of the Equity Investments, it is expected that the Company will own approximately 75% of Silicon Carbide’s outstanding Common Units, Denso will own approximately 12.5% of the outstanding Common Units and MELCO will own approximately 12.5% of the outstanding Common Units. In connection with the entrance into the Investment Agreements, Silicon Carbide also has agreed to enter into certain supply arrangements with each of MELCO and Denso pursuant to which Silicon Carbide will supply 150 mm and 200 mm silicon carbide substrates (collectively, the “Supply Arrangements”).
We cannot provide any assurance that the transactions contemplated by the Investment Agreement will be consummated on our anticipated timing or at all. In the event that the transactions contemplated by the Investment Agreements are not consummated, we would be subject to a number of risks, including risks associated with:
•not receiving the anticipated benefits of either the $1.0 billion of additional liquidity that we would receive from the aggregate purchase price under the Investment Agreements or the Supply Arrangements;
•disruption to and uncertainty in our silicon carbide business and our relationships with our customers during the pendency of the Equity Investments, including any attempts by our customers to terminate or renegotiate their relationships with us or decisions by our customers to defer or delay purchases from us;
•having operated our silicon carbide business in accordance with the covenants set forth in the Investment Agreements during the pendency of the Equity Investments;
•having incurred significant transaction costs in connection with the transactions contemplated by the Investment Agreements, for which we are responsible regardless of whether the transactions are consummated;
•potential difficulties in hiring, retaining and motivating key personnel during the pendency of the Equity Investments or as a result of uncertainties generated by the transaction process or any developments or actions relating to it; and
•the diversion of our management’s attention away from the operation of the Company’s other businesses during the pendency of the Equity Investments.
Our failure to consummate the Equity Investments and the Supply Arrangements could adversely impact our operations, including the operations of our silicon carbide business, and our liquidity position and could limit our ability to pursue additional strategic transactions in the future.

We also are subject to a number of risks in the event that the transactions contemplated by the Investment Agreements are consummated, and these risks could adversely impact our operations, financial condition and business.
If the transactions contemplated by the Investment Agreements are consummated as expected on the terms set forth in the Investment Agreements, we also would be subject to a number of risks. For example, we would be subject to risks associated with:
•the separation of our silicon carbide business in accordance with the terms of the Investment Agreements;
•unfavorable reaction to the Equity Investments and the Supply Arrangements by our customers, competitors, suppliers and employees;
•the commitments that Silicon Carbide would make under the Supply Arrangements, including the terms of the Supply Arrangements in comparison to the terms that are available under other commercial opportunities that Silicon Carbide may have in the future; and
•the consequences of any disruptions to our silicon carbide business during the pendency of the transactions contemplated by the Investment Agreements, including as a result of factors discussed above under “We are subject to a number of risks associated with the possibility that the equity investments contemplated by the respective investment agreements entered into with Denso Corporation and Mitsubishi Electric Corporation and certain related supply arrangements are not consummated, and these risks could adversely impact our operations and our liquidity position.”
These risks may cause us to be unable to realize the anticipated benefits of the Equity Investments and the Supply Arrangements even if those transactions are consummated on our expected timing. Our failure to realize the anticipated benefits of the Equity Investments and the Supply Arrangements could adversely impact our operations and the operations of Silicon Carbide, as well as our liquidity position, and could limit our ability and the ability of Silicon Carbide to pursue additional strategic transactions in the future.

Item 5.    OTHER INFORMATION
On August 18, 2023, Mark Sobey, the former President of the Lasers Segment who retired as an employee of the Company on September 1, 2023, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 27, 2024 with respect to the sale of up to 75,000 Company shares.

Item 6.    EXHIBITS

		Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
10.01	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Denso Corporation	8-K	10.1	October 10, 2023	001-39375
10.02	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Mitsubishi Electric Corporation	8-K	10.2	October 10, 2023	001-39375
10.03	Transition Services and Final Agreement, dated September 13, 2023, by and between Coherent Corp. and Mary Jane Raymond	8-K	10.1	September 15, 2023	001-39375
10.04	Offer Letter with Richard Martucci, dated September 13, 2023	8-K	10.2	September 15, 2023	001-39375
10.05	Consulting Agreement, dated June 12, 2023, by and between Coherent Corp. and Mark Sobey	10-K	10.29	August 18, 2023	001-39375
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32.01*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*
Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Coherent Corp.
(Registrant)

Date: November 7, 2023	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: November 7, 2023	By:	/s/ Richard Martucci
Richard Martucci Interim Chief Financial Officer and Treasurer