Form 10-Q
period 2023-12-31
COHERENT CORP.
filed 2024-02-06
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At February 2, 2024, 151,813,356 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

($000)	December 31, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$856,255	$821,310
Restricted cash, current	177,077	12,023
Accounts receivable - less allowance for doubtful accounts of $11,039 at December 31, 2023 and $8,005 at June 30, 2023	856,098	901,531
Inventories	1,291,634	1,272,333
Prepaid and refundable income taxes	23,578	28,271
Prepaid and other current assets	216,961	216,530
Total Current Assets	3,421,603	3,251,998
Property, plant & equipment, net	1,849,119	1,782,035
Goodwill	4,566,010	4,512,700
Other intangible assets, net	3,704,692	3,814,684
Deferred income taxes	47,787	37,748
Restricted cash, non-current	787,358	4,233
Other assets	286,311	307,735
Total Assets	$14,662,880	$13,711,133
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$74,569	$74,836
Accounts payable	504,052	405,308
Accrued compensation and benefits	186,739	175,564
Operating lease current liabilities	37,788	38,271
Accrued income taxes payable	112,357	74,488
Other accrued liabilities	272,268	310,281
Total Current Liabilities	1,187,773	1,078,748
Long-term debt	4,137,009	4,234,962
Deferred income taxes	813,970	780,307
Operating lease liabilities	143,123	140,748
Other liabilities	234,781	247,402
Total Liabilities	6,516,656	6,482,167
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at December 31, 2023 and June 30, 2023; redemption value - $2,368,075 and $2,309,966, respectively	2,302,168	2,241,415
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 0 and 2,300,000 shares at December 31, 2023 and June 30, 2023, respectively	—	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 167,307,654 shares at December 31, 2023; 154,719,413 shares at June 30, 2023	4,786,076	3,781,211
Accumulated other comprehensive income	206,374	109,726
Retained earnings	789,138	944,416
	5,781,588	5,280,672
Treasury stock, at cost; 15,548,608 shares at December 31, 2023 and 15,135,711 shares at June 30, 2023	(310,686)	(293,121)
Total Coherent Corp. Shareholders’ Equity	5,470,902	4,987,551
Noncontrolling interests (NCI)	373,154	—
Total Equity	5,844,056	4,987,551
Total Liabilities, Mezzanine Equity and Equity	$14,662,880	$13,711,133
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2023	2022
Revenues	$1,131,434	$1,370,285

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	780,793	959,097
Internal research and development	111,163	128,791
Selling, general and administrative	209,163	274,151
Restructuring charges (recoveries)	(1,570)	—
Interest expense	74,678	70,904
Other (income) expense, net	(5,386)	3,696
Total Costs, Expenses, & Other Expense	1,168,841	1,436,639

Loss Before Income Taxes	(37,407)	(66,354)

Income Tax Benefit	(8,932)	(21,282)

Net Loss	(28,475)	(45,072)
Net Loss Attributable to Noncontrolling Interests	(1,484)	—
Net Loss Attributable to Coherent Corp.	(26,991)	(45,072)
Less: Dividends on Preferred Stock	30,580	35,889
Net Loss Available to the Common Shareholders	$(57,571)	$(80,961)

Basic Loss Per Share	$(0.38)	$(0.58)

Diluted Loss Per Share	$(0.38)	$(0.58)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2023	2022
Revenues	$2,184,517	$2,714,855

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,526,981	1,860,093
Internal research and development	224,651	249,875
Selling, general and administrative	420,860	554,165
Restructuring charges	1,448	—
Interest expense	147,936	132,793
Other (income) expense, net	(11,655)	35,301
Total Costs, Expenses, & Other Expense	2,310,221	2,832,227

Loss Before Income Taxes	(125,704)	(117,372)

Income Tax Benefit	(29,695)	(33,602)

Net Loss	(96,009)	(83,770)
Net Loss Attributable to Noncontrolling Interests	(1,484)	—
Net Loss Attributable to Coherent Corp.	(94,525)	(83,770)
Less: Dividends on Preferred Stock	60,753	71,466
Net Loss Available to the Common Shareholders	$(155,278)	$(155,236)

Basic Loss Per Share	$(1.03)	$(1.14)

Diluted Loss Per Share	$(1.03)	$(1.14)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Loss	$(28,475)	$(45,072)	$(96,009)	$(83,770)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	226,788	232,035	118,885	99,664
Change in fair value of interest rate swap, net of taxes of $(2,194) and $(3,471) for the three and six months ended December 31, 2023, respectively; and $(92) and $3,360 for the three and six months ended December 31, 2022, respectively	(8,013)	(334)	(12,675)	12,270
Change in fair value of interest rate cap, net of taxes of $(5,290) and $(3,145) for the three and six months ended December 31, 2023, respectively; and $(1,208) and $4,232 for the three and six months ended December 31, 2022, respectively	(19,316)	(4,543)	(11,716)	15,921
Pension adjustment, net of taxes of $0 for the three and six months ended December 31, 2023 and December 31, 2022	57	403	348	442
Comprehensive Income	171,041	182,489	(1,167)	44,527
Comprehensive Loss Attributable to Noncontrolling Interests	(1,484)	—	(1,484)	—
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	1,065	—	1,065	—
Comprehensive Income Attributable to Coherent Corp.	$171,460	$182,489	$(748)	$44,527
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(96,009)	$(83,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	132,210	129,227
Amortization	144,168	187,968
Share-based compensation expense	72,465	88,952
Amortization of discount on convertible debt and debt issuance costs	8,803	8,276
Non-cash restructuring charges	2,639	—
Loss on disposal of property, plant and equipment	238	—
Unrealized (gains) losses on foreign currency remeasurements and transactions	(1,835)	3,988
Loss (earnings) from equity investments	301	(740)
Deferred income taxes	(96,683)	(86,232)
Loss on debt extinguishment	—	6,835
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	53,428	12,647
Inventories	(3,164)	96,084
Accounts payable	62,998	(82,042)
Contract liabilities	(31,451)	12,078
Income taxes	26,877	24,098
Accrued compensation and benefits	11,175	(24,231)
Other operating assets and liabilities	(20,189)	6,930
Net cash provided by operating activities	265,971	300,068
Cash Flows from Investing Activities
Additions to property, plant & equipment	(153,667)	(245,854)
Purchases of businesses, net of cash acquired	—	(5,488,556)
Other investing activities	(1,978)	(2,261)
Net cash used in investing activities	(155,645)	(5,736,671)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	1,000,000	—
Proceeds from borrowings of Term A Facility	—	850,000
Proceeds from borrowings of Term B Facility	—	2,800,000
Proceeds from borrowings of Revolving Credit Facility	—	65,000
Proceeds from issuance of Series B Preferred Shares	—	1,400,000
Payments on existing debt	(107,457)	(1,065,217)
Payments on borrowings under Revolving Credit Facility	—	(65,000)
Payments on convertible notes	—	(3,561)
Debt issuance costs	—	(126,516)
Equity issuance costs	(31,840)	(42,000)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	16,143	7,749
Payments in satisfaction of employees' minimum tax obligations	(17,566)	(50,516)
Cash dividends paid	—	(13,800)
Other financing activities	(531)	(582)
Net cash provided by financing activities	858,749	3,755,557
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,049	16,769

Net increase (decrease) in cash, cash equivalents, and restricted cash	983,124	(1,664,277)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	837,566	2,582,371
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,820,690	$918,094
Supplemental Information
Cash paid for interest	$159,538	$127,039
Cash paid for income taxes	$38,142	$31,853
Additions to property, plant & equipment included in accounts payable	$71,806	$47,060
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$445,319	$—
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows. At December 31, 2023, we had $964 million of restricted cash.

	December 31,
	2023	2022
Cash and cash equivalents	$856,255	$896,641
Restricted cash, current	177,077	16,645
Restricted cash, non-current	787,358	4,808
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,820,690	$918,094

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	1,804	60,748	—	—	—	—	(366)	(13,932)	—	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(67,534)	—	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	—	(107,903)	—	—
Change in fair value of interest rate swap, net of taxes of $(1,277)	—	—	—	—	(4,662)	—	—	—	—	(4,662)	—	—
Change in fair value of interest rate cap, net of taxes of $2,145	—	—	—	—	7,600	—	—	—	—	7,600	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$—	$4,831,986	215	$2,271,588
Share-based and deferred compensation activities	544	25,184	—	—	—	—	(47)	(3,633)	—	21,551	—	—
Net loss	—	—	—	—	—	(26,991)	—	—	(1,484)	(28,475)	—	—
Foreign currency translation adjustments	—	—	—	—	225,723	—	—	—	1,065	226,788	—	—
Change in fair value of interest rate swap, net of taxes of $(2,194)	—	—	—	—	(8,013)	—	—	—	—	(8,013)	—	—
Change in fair value of interest rate cap, net of taxes of $(5,290)	—	—	—	—	(19,316)	—	—	—	—	(19,316)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	57	—	—	—	—	57	—	—
Dividends	—	—	—	—	—	(30,580)	—	—	—	(30,580)	—	30,580
Sale of shares to noncontrolling interests, net of issuance costs and taxes	—	473,614	—	—	2,871	—	—	—	373,573	850,058	—	—
Balance - December 31, 2023	167,309	$4,786,076	—	$—	$206,374	$789,138	(15,550)	$(310,686)	$373,154	$5,844,056	215	$2,302,168

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $5,440	—	—	—	—	20,464	—	—	—	20,464	—	—
Pension adjustment, net of taxes $0	—	—	—	—	39	—	—	—	39	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480
Share-based and deferred compensation activities	779	32,745	—	—	—	—	(266)	(9,551)	23,194	—	—
Net loss	—	—	—	—	—	(45,072)	—	—	(45,072)	—	—
Foreign currency translation adjustments	—	—	—	—	232,035	—	—	—	232,035	—	—
Change in fair value of interest rate cap, net of $(1,208)	—	—	—	—	(4,543)	—	—	—	(4,543)	—	—
Change in fair value of interest rate swap, net of taxes of $(92)	—	—	—	—	(334)	—	—	—	(334)	—	—
Pension adjustment, net of taxes $0	—	—	—	—	403	—	—	—	403	—	—
Dividends	—	—	—	—	—	(35,931)	—	—	(35,931)	—	28,992
Balance - December 31, 2022	153,869	$3,704,259	2,300	$445,319	$126,130	$1,192,847	(15,069)	$(289,765)	$5,178,790	215	$2,182,471
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 18, 2023. The condensed consolidated results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2023 was derived from the Company’s audited consolidated financial statements.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Noncontrolling Interests
The Company accounts for noncontrolling interests in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the Condensed Consolidated Balance Sheets and the consolidated net income (loss) attributable to its noncontrolling interests be clearly identified and presented on the face of the Condensed Consolidated Statements of Earnings (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss). See Note 11. Noncontrolling Interests for further information on the noncontrolling interests in our Silicon Carbide LLC subsidiary.
Note 2.    Recently Issued Financial Accounting Standards
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on the Company’s condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
Note 3.    Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$14,746	$137,128	$271,494	$423,368	$30,711	$270,331	$526,660	$827,702
Communications	499,350	20,984	—	520,334	945,624	34,236	—	979,860
Electronics	1,453	87,279	—	88,732	3,177	175,344	—	178,521
Instrumentation	8,686	8,287	82,027	99,000	17,572	18,407	162,455	198,434
Total Revenues	$524,235	$253,678	$353,521	$1,131,434	$997,084	$498,318	$689,115	$2,184,517

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$15,926	$149,454	$284,851	$450,231	$34,619	$293,537	$583,092	$911,248
Communications	579,393	20,662	—	600,055	1,142,914	42,539	—	1,185,453
Electronics	3,003	196,952	—	199,955	6,825	373,574	—	380,399
Instrumentation	10,358	15,328	94,358	120,044	20,870	28,390	188,495	237,755
Total Revenues	$608,680	$382,396	$379,209	$1,370,285	$1,205,228	$738,040	$771,587	$2,714,855
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the six months ended December 31, 2023, we recognized revenue of $48 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2023. We had $119 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of December 31, 2023. As of December 31, 2023, $78 million of deferred revenue is included within other accrued liabilities, and $41 million is included within other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	December 31, 2023	June 30, 2023
Raw materials	$437,259	$462,436
Work in progress	604,634	549,992
Finished goods	249,741	259,905
Total inventories	$1,291,634	$1,272,333
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2023	June 30, 2023
Land and improvements	$70,229	$69,639
Buildings and improvements	800,954	780,204
Machinery and equipment	1,967,852	1,879,136
Construction in progress	375,405	287,990
Finance lease right-of-use asset	25,000	25,000
	3,239,440	3,041,969
Less accumulated depreciation	(1,390,321)	(1,259,934)
Property, plant, and equipment, net	$1,849,119	$1,782,035

Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2023
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,204	$247,695	$3,228,801	$4,512,700
Foreign currency translation	696	1,595	51,019	53,310
Balance-end of period	$1,036,900	$249,290	$3,279,820	$4,566,010
We test goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
As part of our annual assessment in the fourth quarter of fiscal 2023, we determined that the estimated fair value of our Lasers reporting unit exceeded its carrying value by approximately 10%. As of December 31, 2023, the carrying amount of goodwill within this reporting unit was $3.3 billion. The reporting unit’s estimated fair value is sensitive to changes in the significant assumptions used in the analysis including forecasted revenues and related gross margins. If the reporting unit does not perform to expected levels and realize the expected benefit from the multi-year synergy and site consolidation plans, or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	December 31, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,674,038	$(334,746)	$1,339,292	$1,661,263	$(270,786)	$1,390,477
Trade Names	438,471	(8,471)	430,000	438,470	(8,279)	430,191
Customer Lists	2,359,417	(424,017)	1,935,400	2,333,360	(339,344)	1,994,016
Total	$4,471,926	$(767,234)	$3,704,692	$4,433,093	$(618,409)	$3,814,684
Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2023	June 30, 2023
Term A Facility, interest at adjusted SOFR, as defined, plus 1.750%	$796,875	$818,125
Debt issuance costs, Term A Facility and Revolving Credit Facility	(15,865)	(18,149)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.750%	2,482,624	2,566,625
Debt issuance costs, Term B Facility	(57,914)	(63,977)
1.30% Term loan	1,037	1,697
Facility construction loan in Germany	21,228	22,340
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(6,407)	(6,863)

Total debt	4,211,578	4,309,798
Current portion of long-term debt	(74,569)	(74,836)
Long-term debt, less current portion	$4,137,009	$4,234,962
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit

Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of December 31, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $62 million and $122 million in the three and six months ended December 31, 2023, respectively, and $58 million and $106 million in the three and six months ended December 31, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $12 million and $23 million during the three and six months ended December 31, 2023, respectively, and $5 million and $6 million during the three and six months ended December 31, 2022, respectively. The amortization of debt issuance costs included in interest expense was $5 million and $8 million in the three and six months ended December 31, 2023, respectively, and $5 million and $8 million in the three and six months ended December 31, 2022, respectively. Debt issuance costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
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
As of December 31, 2023, the Company was in compliance with all covenants under the Senior Credit Facilities.
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
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement to complete its acquisition of Coherent, Inc. (the “Merger”), the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the “Bridge Loan Commitment”). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated. During the six months ended December 31, 2022, the Company incurred expenses of $18 million, related to the termination of the Bridge Loan Commitment, which is included in other expense (income) in the Condensed Consolidated Statement of Earnings (Loss).
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $22 million as of December 31, 2023. The term loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023 (and repaid prior to June 30, 2023), and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $25 million in the three and six months ended December 31, 2023, respectively, and $13 million and $25 million in the three and six months ended December 31, 2022, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of December 31, 2023, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $345 million under its Revolving Credit Facility as of December 31, 2023.
Note 8.    Income Taxes
The Company’s year-to-date effective income tax rate was 24% at December 31, 2023 compared to 29% for the period ending December 31, 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2023 and June 30, 2023, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $115 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $91 million of the gross unrecognized tax benefits at December 31, 2023 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $7 million and $6 million at December 31, 2023 and June 30, 2023, respectively.
Fiscal years 2018 and 2020 to 2023 remain open to examination by the Internal Revenue Service, fiscal years 2019 to 2023 remain open to examination by certain state jurisdictions, and fiscal years 2011 to 2023 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Singapore for the year ended September 30, 2020; Korea for the year ended September 30, 2021; Italy for the year ended September 30, 2019; Spain for the years ended September 30, 2020 through September 30, 2022; and Germany for the years ended September 30, 2011 through June 30, 2022. The Company believes its income tax reserves for these tax matters are adequate.
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Finance lease cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	263	531
Total finance lease cost	680	1,364
Operating lease cost	12,764	25,707
Total lease cost	$13,444	$27,071

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$263	$531
Operating cash flows from operating leases	12,264	24,539
Financing cash flows from finance leases	384	763

Weighted-Average Remaining Lease Term (in Years)
Finance leases	8.0
Operating leases	7.3

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	6.0%

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Finance lease cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	284	572
Total finance lease cost	701	1,405
Operating lease cost	13,045	26,311
Total lease cost	$13,746	$27,716

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$284	$572
Operating cash flows from operating leases	12,354	25,052
Financing cash flows from finance leases	346	688
Note 10.    Equity and Redeemable Preferred Stock
As of December 31, 2023, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of December 31, 2023, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Preferred dividends are presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Dividends per share	$—	$3.00	$—	$6.00
Mandatory Convertible Preferred Stock dividends ($000)	—	6,900	—	13,800
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
Preferred stock dividends are presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Dividends per share	$142	$135	$283	$268
Dividends ($000)	29,235	27,821	58,109	55,298
Deemed dividends ($000)	1,345	1,168	2,644	2,368

Note 11.    Noncontrolling Interests
On December 4, 2023, Silicon Carbide LLC (“Silicon Carbide”), one of the Company’s subsidiaries, completed (i) the sale of 16,666,667 Class A Common Units to Denso Corporation (“Denso”) for $500,000,000 pursuant to an Investment Agreement, dated as of October 10, 2023, by and between Silicon Carbide and Denso and (ii) the sale of 16,666,667 Class A Common Units to Mitsubishi Electric Corporation (“MELCO”) for $500,000,000 pursuant to an Investment Agreement, dated as of October 10, 2023, by and between Silicon Carbide and MELCO (collectively, the “Equity Investments”).
As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common Units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each, individually, own approximately 12.5% of the Class A Common Units of Silicon Carbide LLC.
The Equity Investments in Silicon Carbide will enable Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment, net of transaction costs, will be used to fund future capital expansion of Silicon Carbide.
The following table presents the activity in noncontrolling interests in the Company's Silicon Carbide subsidiary, as discussed above ($000s).

	Six Months Ended December 31,
	2023	2022
Beginning balance	$—	$—
Sale of shares to noncontrolling interests	373,573	—
Share of foreign currency translation adjustments	1,065	—
Net loss	(1,484)	—
Ending balance	$373,154	$—

Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three and six months ended December 31, 2023 and December 31, 2022, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and six months ended December 31, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator
Net loss attributable to Coherent Corp.	$(26,991)	$(45,072)	$(94,525)	$(83,770)
Deduct Series A preferred stock dividends	—	(6,900)	—	(13,800)
Deduct Series B dividends and deemed dividends	(30,580)	(28,989)	(60,753)	(57,666)
Basic loss available to common shareholders	$(57,571)	$(80,961)	$(155,278)	$(155,236)

Diluted loss available to common shareholders	$(57,571)	$(80,961)	$(155,278)	$(155,236)

Denominator
Diluted weighted average common shares	151,564	138,623	150,946	135,951

Basic loss per common share	$(0.38)	$(0.58)	$(1.03)	$(1.14)

Diluted loss per common share	$(0.38)	$(0.58)	$(1.03)	$(1.14)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Common stock equivalents	1,956	2,827	2,146	2,295
Convertible Notes	—	—	—	2,237
Series A Mandatory Convertible Preferred Stock	—	10,697	—	10,149
Series B Convertible Preferred Stock	27,516	26,184	27,346	26,022
Total anti-dilutive shares	29,472	39,708	29,492	40,703
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
The accounting policies are consistent across each segment. To the extent possible, our corporate expenses and assets are allocated to the segments.

The following tables summarize selected financial information of our operations by segment ($000):

	Three Months Ended December 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$524,235	$253,678	$353,521	$—	$1,131,434
Inter-segment revenues	9,979	96,042	1,205	(107,226)	—
Operating income (loss)	47,488	9,771	(25,374)	—	31,885
Interest expense	—	—	—	—	(74,678)
Other income (expense), net	—	—	—	—	5,386
Income tax benefit	—	—	—	—	8,932
Net loss	—	—	—	—	(28,475)
Net loss attributable to Coherent Corp.	—	—	—	—	(26,991)
Depreciation and amortization	40,771	25,410	71,838	—	138,019
Expenditures for property, plant & equipment	36,374	54,511	585	—	91,470
Segment assets	3,383,786	3,085,302	8,193,792	—	14,662,880
Goodwill	1,036,900	249,290	3,279,820	—	4,566,010

	Three Months Ended December 31, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$608,680	$382,396	$379,209	$—	$1,370,285
Inter-segment revenues	17,630	85,844	917	(104,391)	—
Operating income (loss)	90,039	81,472	(163,265)	—	8,246
Interest expense	—	—	—	—	(70,904)
Other income (expense), net	—	—	—	—	(3,696)
Income tax benefit	—	—	—	—	21,282
Net loss	—	—	—	—	(45,072)
Depreciation and amortization	40,241	28,035	101,633	—	169,909
Expenditures for property, plant & equipment	30,383	61,474	15,007	—	106,864

	Six Months Ended December 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$997,084	$498,318	$689,115	$—	$2,184,517
Inter-segment revenues	22,866	183,784	1,844	(208,494)	—
Operating income (loss)	63,805	16,953	(70,181)	—	10,577
Interest expense	—	—	—	—	(147,936)
Other income (expense), net	—	—	—	—	11,655
Income tax benefit	—	—	—	—	29,695
Net loss	—	—	—	—	(96,009)
Net loss attributable to Coherent Corp.	—	—	—	—	(94,525)
Depreciation and amortization	81,207	50,697	144,474	—	276,378
Expenditures for property, plant & equipment	53,867	95,023	4,777	—	153,667

	Six Months Ended December 31, 2022
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$1,205,228	$738,040	$771,587	$—	$2,714,855
Inter-segment revenues	36,370	180,898	1,083	(218,351)	—
Operating income (loss)	181,021	156,807	(287,106)	—	50,722
Interest expense	—	—	—	—	(132,793)
Other income (expense), net	—	—	—	—	(35,301)
Income taxes	—	—	—	—	33,602
Net earnings	—	—	—	—	(83,770)
Depreciation and amortization	83,015	54,562	179,618	—	317,195
Expenditures for property, plant & equipment	74,213	136,372	35,269	—	245,854
Note 14.    Share-Based Compensation
Stock Award Plans
The Company’s Board of Directors amended the Coherent Corp. 2018 Omnibus Incentive Plan, which originally was approved by the Company's shareholders at the Annual Meeting in November 2018, as the Coherent Corp. Omnibus Incentive Plan (as amended and restated, the “Plan”). The Plan was approved at the Annual Meeting in November 2023. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 13,450,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. Certain awards under the Plan have certain vesting provisions predicated upon the death, retirement or disability of the grantee.
On the Closing Date, the Company assumed the Coherent, Inc. Equity Incentive Plant (“Legacy Coherent Plan”) and the Legacy Coherent unvested restricted stock units (“Converted RSUs”) that are generally subject to the same terms and conditions that applied to the Converted RSUs immediately prior to the Closing Date. After the Closing Date, the Company granted restricted stock units under the Legacy Coherent Plan through August 28, 2023. No additional awards will be granted under the Coherent Legacy Plan.
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10%, or such other percentage up to 15% that the Company determines, of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Stock Options and Cash-Based Stock Appreciation Rights	$803	$601	$(254)	$160
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	20,923	28,818	51,988	73,470
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,985	3,242	13,830	10,331
Employee Stock Purchase Plan	2,541	2,256	6,212	4,159
	$27,252	$34,917	$71,776	$88,120

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
The fair value of the interest rate swap of $21 million and $37 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets as of December 31, 2023 and June 30, 2023, respectively. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and reclassified into the Condensed Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.

On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $32 million and $46 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of December 31, 2023 and June 30, 2023, respectively.
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
We estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to December 31, 2023; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on our debt facilities.
The fair value and carrying value of the Senior Notes were as follows ($000):

	December 31, 2023		June 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$941,292	$983,593	$895,950	$983,137
Our borrowings, including our lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value.
At December 31, 2023, total restricted cash of $964 million includes $959 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. At June 30, 2023, total restricted cash of $16 million consisted of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At December 31, 2023, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and six months ended December 31, 2023 were $14 million and $3 million, respectively, and the three and six months ended December 31, 2022 were $28 million and $5 million, respectively, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).

Note 16.    Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. We did not repurchase any shares pursuant to this Program during the quarter ended December 31, 2023. As of December 31, 2023, we have cumulatively purchased 1,416,587 shares of Coherent common stock pursuant to the Program for approximately $22 million.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the six months ended December 31, 2023 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2023	$53,355	$19,484	$36,628	$259	$109,726
Other comprehensive income (loss) before reclassifications	117,820	3,443	(5,451)	348	116,160
Amounts reclassified from AOCI	—	(16,118)	(6,265)	—	(22,383)
Net current-period other comprehensive income (loss)	117,820	(12,675)	(11,716)	348	93,777
Reclass related to sale of shares to noncontrolling interests	2,871	—	—	—	2,871
AOCI - December 31, 2023	$174,046	$6,809	$24,912	$607	$206,374
Note 18.    Restructuring and Synergy and Site Consolidation Plans
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
In the three months ended December 31, 2023, these activities resulted in $2 million of net recoveries primarily for adjustments to employee termination costs partially offset by acceleration of depreciation and site move costs. In the six months ended December 31, 2023, these activities resulted in $1 million of charges primarily for employee termination costs as well as site move costs, write-off of property and equipment and acceleration of depreciation. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
The following table presents our current and non-current liability as accrued for restructuring charges on our Condensed Consolidated Balance Sheets. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first two quarters in fiscal 2024 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	(699)	(968)
Balance - September 30, 2023	58,499	—	—	58,499
Restructuring charges (recoveries)	(4,848)	54	3,224	(1,570)

Payments	(2,103)	—	—	(2,103)
Asset write-offs and other	—	(54)	(3,224)	(3,278)
Balance - December 31, 2023	$51,548	$—	$—	$51,548
At December 31, 2023, $13 million and $38 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. At December 31, 2023, a $20 million receivable under a reimbursement arrangement is recorded in prepaid and other current assets.
By segment, for the three and six months ended December 31, 2023, $2 million and $7 million, respectively, of restructuring costs were incurred in the Materials segment, partially offset by $3 million and $5 million, respectively, of restructuring recoveries in the Networking segment. Restructuring charges and recoveries are recorded in Restructuring Charges in our Condensed Consolidated Statements of Earnings (Loss).
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. We evaluate severance and other site consolidation costs in accordance with ASC 420 and ASC 712. In the three and six months ended December 31, 2023, the acceleration of these activities resulted in $9 million and $16 million, respectively, of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs, accelerated depreciation, and employee termination costs. In fiscal 2023, the acceleration of these activities resulted in $20 million of charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs.
At December 31, 2023, $6 million and $5 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2025. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the exit or consolidation of certain manufacturing sites.
For the three and six months ended December 31, 2023, the $9 million and $16 million, respectively, of synergy and site consolidation costs were incurred in the Lasers segment. Costs related to the synergy and site consolidation efforts are recorded in cost of goods sold ($7 million and $13 million) and IR&D ($2 million and $3 million) in three and six months ended December 31, 2023, respectively, in our Condensed Consolidated Statements of Earnings (Loss).

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
•Silicon Carbide Investment
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

We generate almost all of our revenues, earnings and cash flows from developing, manufacturing and marketing a broad portfolio of products and services for our end markets. We also generate revenue, earnings and cash flows from externally-funded research and development contracts relating to the development and manufacture of new technologies, materials and products.
Our customer base includes original equipment manufacturers; laser end-users; system integrators of high-power lasers; manufacturers of equipment and devices for industrial, optical communications, electronics, and instrumentation markets.
As we grow, we are focused on scaling our Company and deriving the continued benefits of vertical integration as we strive to be a best-in-class player in all of our highly competitive markets. We may elect to change the way in which we operate or are organized in the future to enable the most efficient implementation of our strategy.
Restructuring and Site Consolidation
Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions are expected to be accompanied by other cost reductions and are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. In the three and six months ended December 31, 2023, these activities resulted in a net recovery of $2 million and charges of $1 million, respectively, primarily for employee termination costs and accelerated depreciation. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 18. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the three and six months ended December 31, 2023, the acceleration of these activities resulted in $9 million and $16 million, respectively, of charges primarily for employee termination, overlapping labor related to transition of manufacturing operations to other sites, shut down costs and accelerated depreciation. In fiscal 2023, the acceleration of these activities resulted in $9 million of charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs. See Note 18. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Silicon Carbide Investment
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide business. On December 4, 2023, Silicon Carbide LLC (“Silicon Carbide”), one of the Company’s subsidiaries, completed the sale of Class A Common Units to Denso Corporation (“Denso”) and Mitsubishi Electric Corporation (“MELCO”), under which they collectively invested an aggregate of $1 billion in Silicon Carbide LLC (collectively, the “Equity Investments”). As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common Units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each, individually, own approximately 12.5% of the Class A Common Units of Silicon Carbide LLC. The Equity Investments in Silicon Carbide will enable Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment will be used to fund future capital expansion of Silicon Carbide. See Note 11. Noncontrolling Interests included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the noncontrolling interests in our Silicon Carbide LLC (“Silicon Carbide”) subsidiary.

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

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2023 and 2022 ($ in millions):

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
		% of Revenues		% of Revenues
Total revenues	$1,131	100%	$1,370	100%
Cost of goods sold	781	69	959	70
Gross margin	350	31	411	30
Operating expenses:
Internal research and development	111	10	129	9
Selling, general and administrative	209	18	274	20
Restructuring recoveries	(2)	—	—	—
Interest and other, net	69	6	75	5
Loss before income taxes	(37)	(3)	(66)	(5)
Income taxes	(9)	(1)	(21)	(2)
Net loss	(28)	(3)	$(45)	(3)
Net loss attributable to noncontrolling interests	(1)	—	—	—
Net loss attributable to Coherent Corp.	$(27)	(3)%	$(45)	(3)%

Diluted loss per share	$(0.38)		$(0.58)

	Six Months Ended December 31, 2023		Six Months Ended December 31, 2022
		% of Revenues		% of Revenues
Total revenues	$2,185	100%	$2,715	100%
Cost of goods sold	1,527	70	1,860	69
Gross margin	658	30	855	31
Operating expenses:
Internal research and development	225	10	250	9
Selling, general and administrative	421	19	554	20
Restructuring charges	1	—	—	—
Interest and other, net	136	6	168	6
Loss before income taxes	(126)	(6)	(117)	(4)
Income taxes	(30)	(1)	(34)	(1)
Net loss	(96)	(4)	(84)	(3)
Net loss attributable to noncontrolling interests	(2)	—	—	—
Net loss attributable to Coherent Corp.	$(95)	(3)%	$(84)	(3)%

Diluted loss per share	$(1.03)		$(1.14)
Consolidated
Revenues. Revenues for the three months ended December 31, 2023 decreased 17% to $1,131 million, compared to $1,370 million for the same period last fiscal year. Revenues decreased in all four markets, with the largest declines of $111 million (56%) in the electronics market, primarily in the consumer electronics vertical, and $80 million (13%) in the communications market, primarily due to decreased demand in the telecom vertical. In addition, revenues decreased in the industrial market by $27 million, or 6%, due to decreases in the precision manufacturing and semiconductor capital equipment vertical and by $21 million, or 18%, in the instrumentation market due to decreases in the scientific instrumentation vertical. Materials decreased $129 million year-over-year, primarily due to lower demand for sensing products and other consumer applications in the consumer electronics vertical within the electronics market. Networking revenues decreased $84 million year-over-year, with decreases from the telecom vertical in our communications market. Lasers revenue for the three months ended December 31, 2023 decreased $26 million, due to lower demand from the scientific instrumentation vertical in the instrumentation market and semiconductor and display capital equipment and precision manufacturing vertical in the industrial end market.
Revenues for the six months ended December 31, 2023 decreased 20% to $2,185 million, compared to $2,715 million for the same period last fiscal year. Revenues decreased in all four markets, with the largest decline, $206 million (17%), in the communications market, primarily due to decreased demand in the telecom vertical. Electronics market revenues decreased $202 million (53%), primarily in the consumer electronics vertical. In addition, revenues decreased in the industrial market by $84 million, or 9%, due to decreases in precision manufacturing and semiconductor capital equipment verticals and by $39 million, or 17%, in the instrumentation market due to decreases in the life sciences vertical. Materials decreased $240 million year-over-year, primarily due to lower demand for sensing products and other consumer applications in the consumer electronics vertical within the electronics market. Networking revenues decreased $208 million year-over-year, with decreases from the telecom vertical in our communications market. Lasers revenue for the six months ended December 31, 2023 decreased $82 million, due to lower demand in the semiconductor and display capital equipment and precision manufacturing verticals in the industrial end market and the life sciences vertical in the instrumentation market.
Gross margin. Gross margin for the three months ended December 31, 2023 was $351 million, or 31% of total revenues, compared to $411 million, or 30% of total revenues, for the same period last fiscal year, an increase of 100 basis points. The increase as a percent of revenue for the three months ended December 31, 2023 included the favorable impact of $112 million lower expense related to the fair value adjustment on acquired inventory from the acquisition of Coherent, Inc, (“Merger”) and the unfavorable impact of $16 million higher amortization expense related to technology acquired in the Merger. Gross margins, excluding the lower fair value adjustment on acquired inventory and higher amortization, decreased 570 basis points for the three months ended December 31, 2023 compared to the prior year period primarily due to lower revenues, higher cost product built and capitalized in prior periods being expensed, less favorable sales mix especially in the datacom vertical in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, higher costs related to product lines that are being exited, and the unfavorable foreign exchange rates.

Gross margin for the six months ended December 31, 2023 decreased to $658 million, or 30% of total revenues, compared to $855 million, or 31% of total revenues, for the same period last fiscal year, and decreased as a percent of revenue year-over-year by 140 basis points. The decrease as a percent of revenue for the six months ended December 31, 2023 included the favorable impact of $158 million lower expense related to the fair value adjustment on acquired inventory from the Merger. Gross margins, excluding the lower fair value adjustment on acquired inventory, decreased 719 basis points for the six months ended December 31, 2023 compared to the prior year period primarily due to lower revenues, higher cost product built and capitalized in prior periods being expensed, less favorable sales mix especially in the datacom vertical in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, higher costs related to product lines that are being exited, and the unfavorable foreign exchange rates.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended December 31, 2023 were $111 million, or 10% of revenues, compared to $129 million, or 9% of revenues, for the same period last fiscal year. IR&D for the six months ended December 31, 2023 decreased 10% to $225 million, or 10% of revenues, compared to $250 million, or 9% of revenues, for the same period last fiscal year. The decrease for the three and six months ended December 31, 2023 was in all three segments and was driven by lower costs due to the consolidation of sites and our efforts to control costs. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all of our businesses, including significant investments in indium phosphide semiconductor lasers, silicon carbide materials, devices for both power electronics and wireless devices, and lasers for display processing and semiconductor capital equipment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2023 were $209 million, or 18% of revenues, compared to $274 million, or 20% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2023 were $421 million, or 19% of revenues, compared to $554 million, or 20% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended December 31, 2023 compared to the same period last fiscal year was the result of lower amortization expense of $50 million resulting both from the Merger and lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, and $6 million lower share-based compensation as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues. The decrease in SG&A as a percentage of revenue for the six months ended December 31, 2023 compared to the same period last fiscal year was the result of lower amortization expense of $43 million resulting from both the Merger and lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, lower charges related to the Merger, including $39 million lower transaction fees and financing, lower one-time expense of $18 million related to share-based compensation resulting from the Merger, and $12 million lower severance and integration consulting costs as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues.
Restructuring charges. Restructuring charges related to our Restructuring Plan for the three and six months ended December 31, 2023 were a net recovery of $2 million and net charges of $1 million, respectively, and consist of severance (including cumulative adjustments resulting in a current period recovery), move costs, equipment write-offs and accelerated depreciation due to the consolidation of certain manufacturing sites. See Note 18. Restructuring and Synergy and Site Consolidation Plan included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Interest and other, net. Interest and other, net for the three months ended December 31, 2023 was expense of $69 million, compared to expense of $75 million for the same period last fiscal year, a decrease of $6 million. Included in interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances. For the three months ended December 31, 2023, the decrease of $6 million in comparison to the same period last fiscal year was driven by $7 million incremental interest income due to increases in interest rates earned on investments as well as the increase in restricted cash balances, and lower foreign exchange losses partially offset by $4 million incremental interest expense due to higher interest rates on our Term facilities. Interest and other, net for the six months ended December 31, 2023 was expense of $136 million, compared to expense of $168 million for the same period last fiscal year, a decrease of $32 million. The decrease of $32 million in comparison to the same period last fiscal year was driven by $35 million incurred in the prior year related to financing of the Merger and $10 million incremental interest income due to increases in interest rates earned on investments as well as the increase in restricted cash balances. The decreases were partially offset by $15 million incremental interest expense due to higher interest rates on our Term facilities.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2023 was 24% compared to an effective tax rate of 29% for the same period in 2022. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.

Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and six months ended December 31, 2023 was $1 million and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC after the close of the transaction on December 4, 2023. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Networking ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues	$524	$609	(14)%	$997	$1,205	(17)%
Operating income	$47	$90	(47)%	$64	$181	(65)%
Revenues for the three months ended December 31, 2023 decreased 14% to $524 million, compared to $609 million for the same period last fiscal year. Revenues for the six months ended December 31, 2023 decreased 17% to $997 million, compared to $1,205 million for the same period last fiscal year. The decrease in revenue of $84 million during the three months ended December 31, 2023 was primarily due to decreases in the communications market driven by decreased revenues in the telecom vertical. The decrease in revenues of $208 million during the six months ended December 31, 2023 was primarily due to decreased revenue year-over-year in the telecom vertical within the communications market.
Operating income for the three months ended December 31, 2023 decreased 47% to $47 million, compared to operating income of $90 million for the same period last fiscal year. Operating income for the six months ended December 31, 2023 decreased 65% to $64 million, compared to operating income of $181 million for the same period last fiscal year. The decrease in operating income for the three months ended months ended December 31, 2023 was driven by $84 million lower revenues as well as lower margin percentage. The margin percentage was lower than the three months ended months ended December 31, 2022 due to less favorable sales mix in datacom applications, the impact of fixed manufacturing costs as a percentage of revenues on lower revenues and higher costs related to products that are being exited. The decrease in operating income for the six months ended December 31, 2023 was driven by $208 million lower revenues as well as lower margin percentage. The margin percentage was lower than the six months ended months ended December 31, 2022 due to less favorable sales mix in the datacom vertical, the impact of fixed manufacturing costs as a percentage of revenues on lower revenues and higher costs related to products that are being exited.
Materials ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues	$254	$382	(34)%	$498	$738	(32)%
Operating income	$10	$81	(88)%	$17	$157	(89)%
Revenues for the three months ended December 31, 2023 decreased 34% to $254 million, compared to revenues of $382 million for the same period last fiscal year. Compared to the three months ended December 31, 2022, Materials decreased $129 million year-over-year, with a decrease of $110 million in the electronics market due to lower demand in our consumer electronics vertical, partially offset by higher demand in our automotive vertical driven by electric vehicles, as well as a decrease of $12 million in the industrial market. Demand in the instrumentation market also decreased, but to a lesser extent. Revenues for the six months ended December 31, 2023 decreased 32% to $498 million, compared to revenues of $738 million for the same period last fiscal year. The decrease in revenues of $240 million during the six months ended December 31, 2023 was primarily related to a decrease of $198 million in the electronics market mostly due to lower demand in our consumer electronics vertical, partially offset by higher demand in our automotive vertical driven by electric vehicles, as well as decreases in demand to a lesser extent in our precision manufacturing vertical in the industrial market.

Operating income for the three months ended December 31, 2023 decreased 88% to $10 million, compared to operating income of $81 million for the same period last fiscal year, primarily driven by $129 million lower revenues and lower margin percentage as well as lower IR&D and SG&A costs due to the consolidation of sites and our efforts to control costs. The margin percentage was lower than the three months ended December 31, 2022 due to the unfavorable impact of fixed manufacturing costs with lower revenues, higher cost product built and capitalized in prior periods being expensed, underutilized operating capacity in several plants and shut down costs related to site consolidations. Operating income for the six months ended December 31, 2023 decreased 89% to $17 million, compared to $157 million of operating income for the same period last fiscal year. The decrease in operating income for the six months ended December 31, 2023 was driven by $240 million lower revenues and lower margin percentage. The margin percentage was lower than the six months ended December 31, 2022 due to unfavorable impact of fixed manufacturing costs with lower revenues, higher cost product built and capitalized in prior periods being expensed, underutilized operating capacity in several plants and shut down costs related to site consolidations.
Lasers ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues	$354	$379	(7)%	$689	$772	(11)%
Operating income	$(25)	$(163)	84%	$(70)	$(287)	76%
Revenues for the three months ended December 31, 2023 decreased 7% to $354 million, compared to revenues of $379 million for the same period last fiscal year. The decrease was primarily due to a $13 million drop in the industrial market due to lower demand in our semiconductor and display capital equipment and precision manufacturing verticals, as well as $12 million lower shipments to the instrumentation market. Revenues for the six months ended December 31, 2023 decreased 11% to $689 million, compared to revenues of $772 million for the same period last fiscal year. The decrease was primarily due to a $56 million drop in the industrial market due to lower demand in our semiconductor and display capital equipment and precision manufacturing verticals, as well as $26 million lower shipments to the instrumentation market.
Operating loss for the three months ended December 31, 2023 decreased 84% to $25 million, compared to an operating loss of $163 million for the same period last fiscal year. The lower operating loss was driven by $141 million lower costs in the current year quarter compared to the prior year quarter related to the Merger, including $112 million lower amortization of the preliminary fair value step-up on acquired inventory and $33 million lower amortization expense related to the fair value of intangible assets acquired partially offset by $4 million lower integration costs. Excluding the lower Merger related costs, operating income for the three months ended December 31, 2023 decreased $3 million primarily due to lower revenues and lower gross margin percentage due to less favorable mix within the industrial market and the unfavorable impact of fixed manufacturing costs with lower revenues. Operating loss for the six months ended December 31, 2023 decreased 76% to $70 million, compared to an operating loss of $287 million for the same period last fiscal year. The lower operating loss was driven by $262 million lower costs in the current year compared to the prior year related to the Merger, including $158 million lower amortization of the preliminary fair value step-up on acquired inventory, $41 million lower amortization expense related to the fair value of intangible assets acquired, $39 million lower transaction fees and financing, $18 million lower nonrecurring share based compensation and $6 million lower integration costs. Excluding the lower Merger related costs, operating income for the six months ended December 31, 2023 decreased $45 million primarily due to lower revenues and lower gross margin percentage due to less favorable mix within the industrial market and the unfavorable impact of fixed manufacturing costs with lower revenues.
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

Sources (uses) of cash (millions):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$266	$300
Net proceeds from debt and equity issuances, including noncontrolling interest holders	968	1,358
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	16	8
Effect of exchange rate changes on cash and cash equivalents and other items	14	17
Proceeds from long-term borrowings and revolving credit facility	—	3,715
Payments on Convertible Debt and Finisar Notes	—	(4)
Payment of dividends	—	(14)
Debt issuance costs	—	(127)
Purchases of businesses, net of cash acquired	—	(5,489)
Other items	(3)	(3)
Payments in satisfaction of employees’ minimum tax obligations	(18)	(51)
Payments on existing debt	(108)	(1,130)
Additions to property, plant & equipment	(154)	(246)
Operating activities:
Net cash provided by operating activities was $266 million for the six months ended December 31, 2023 compared to $300 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the six months ended December 31, 2023 compared to the same period last fiscal year was primarily due to higher losses net of non-cash adjustments and was partially offset by improved management of working capital accounts, in particular accounts payable and accounts receivable.
Investing activities:
Net cash used in investing activities was $156 million for the six months ended December 31, 2023, compared to net cash used of $5.7 billion for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures decreased by $92 million year-over-year.
Financing activities:
Net cash provided by financing activities was $859 million for the six months ended December 31, 2023, compared to net cash provided by financing activities of $3.8 billion for the same period last fiscal year. Financing inflows in the current year period included the $1.0 billion contribution from noncontrolling interests, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests. Cash inflow for the prior year-to-date period was from borrowings under the Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows for the prior year-to-date period included payments to settle the Company’s existing senior credit facilities.

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.75% as of December 31, 2023. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75%. In relation to the Term Facilities, the Company incurred expense of $62 million and $122 million, respectively, for the three and six months ended December 31, 2023, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $12 million and $23 million, respectively, during the three and six months ended December 31, 2023.
During the six months ended December 31, 2023, the Company made payments of $105 million for the Term Facilities, including a voluntary payment of $70 million. We expect aggregate debt repayment of $225 million to $275 million for all of fiscal 2024.
As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	December 31, 2023	June 30, 2023
Cash and cash equivalents	$856	$821
Restricted cash, current	177	12
Restricted cash, non-current	787	4
Available borrowing capacity under Revolving Credit Facility	345	348
Total debt obligations	4,212	4,310
Other Liquidity
On December 4, 2023, the Company consummated two investment agreements under which Silicon Carbide LLC, a Company subsidiary received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds will be used primarily to fund future capital expansion, including the previously-announced capital that Coherent intended to invest in its silicon carbide business. As a result, the transaction will enable Coherent to allocate the capital it had intended to invest in this business unit to other corporate purposes, thus increasing its available free cash flow which will provide greater financial and operational flexibility. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in IR&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2023, the Company held approximately $725 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At December 31, 2023, we had $964 million of restricted cash, which includes $959 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.

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
Interest Rate Risks
As of December 31, 2023, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $8 million and $17 million, respectively, for the three and six months ended December 31, 2023.

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

Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    OTHER INFORMATION
On December 7, 2023, Vincent D. Mattera, Jr., the Company’s Chief Executive Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 31, 2024 with respect to (x) the exercise of stock options and sale of up to 128,620 shares of underlying Company stock and (y) the additional sale of up to 65,000 Company shares.
On December 14, 2023, Walter R. Bashaw II, the Company’s President, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through September 5, 2024 with respect to (x) the exercise of stock options and sale of up to 3,620 shares of underlying Company stock and (y) the additional sale of up to 6,000 Company shares.

Item 6.    EXHIBITS

Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
10.01	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Denso Corporation	8-K	10.1	October 10, 2023	001-39375
10.02	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Mitsubishi Electric Corporation	8-K	10.2	October 10, 2023	001-39375
10.03	Coherent Corp. Omnibus Incentive Plan	8-K	10.1	November 13, 2023	001-39375
10.04	Coherent Corp. Employee Stock Purchase Plan	8-K	10.2	November 13, 2023	001-39375
10.05*	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan
10.06*	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan
10.07*	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan
10.08*	Coherent Corp. Executive Severance Plan
10.09*	Form of Participation Agreement for the Coherent Corp. Executive Severance Plan
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

Coherent Corp.
(Registrant)

Date: February 6, 2024	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: February 6, 2024	By:	/s/ Richard Martucci
Richard Martucci Interim Chief Financial Officer and Treasurer