Form 10-Q
period 2024-03-31
COHERENT CORP.
filed 2024-05-07
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 3, 2024, 152,461,013 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

($000)	March 31, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$898,578	$821,310
Restricted cash, current	183,611	12,023
Accounts receivable - less allowance for doubtful accounts of $10,605 at March 31, 2024 and $8,005 at June 30, 2023	955,644	901,531
Inventories	1,291,703	1,272,333
Prepaid and refundable income taxes	18,971	28,271
Prepaid and other current assets	201,727	216,530
Total Current Assets	3,550,234	3,251,998
Property, plant & equipment, net	1,851,383	1,782,035
Goodwill	4,493,225	4,512,700
Other intangible assets, net	3,586,302	3,814,684
Deferred income taxes	39,485	37,748
Restricted cash, non-current	710,270	4,233
Other assets	289,513	307,735
Total Assets	$14,520,412	$13,711,133
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$75,469	$74,836
Accounts payable	593,504	405,308
Accrued compensation and benefits	177,399	175,564
Operating lease current liabilities	38,321	38,271
Accrued income taxes payable	116,455	74,488
Other accrued liabilities	309,480	310,281
Total Current Liabilities	1,310,628	1,078,748
Long-term debt	4,082,656	4,234,962
Deferred income taxes	748,453	780,307
Operating lease liabilities	138,305	140,748
Other liabilities	201,240	247,402
Total Liabilities	6,481,282	6,482,167
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at March 31, 2024 and June 30, 2023; redemption value - $2,397,885 and $2,309,966, respectively	2,333,361	2,241,415
Shareholders' Equity
Series A preferred stock, no par value, 6% cumulative; issued - 0 and 2,300,000 shares at March 31, 2024 and June 30, 2023, respectively	—	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 167,990,097 shares at March 31, 2024; 154,719,413 shares at June 30, 2023	4,835,261	3,781,211
Accumulated other comprehensive income	67,352	109,726
Retained earnings	744,792	944,416
	5,647,405	5,280,672
Treasury stock, at cost; 15,572,135 shares at March 31, 2024 and 15,135,711 shares at June 30, 2023	(311,953)	(293,121)
Total Coherent Corp. Shareholders’ Equity	5,335,452	4,987,551
Noncontrolling interests (NCI)	370,317	—
Total Equity	5,705,769	4,987,551
Total Liabilities, Mezzanine Equity and Equity	$14,520,412	$13,711,133
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$1,208,809	$1,240,194

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	842,322	820,038
Internal research and development	127,485	126,382
Selling, general and administrative	205,167	226,386
Restructuring charges	11,530	—
Interest expense	72,753	75,183
Other income, net	(18,597)	(3,048)
Total Costs, Expenses, & Other Expense	1,240,660	1,244,941

Loss Before Income Taxes	(31,851)	(4,747)

Income Tax Benefit	(16,121)	(7,293)

Net Earnings (Loss)	(15,730)	2,546
Net Loss Attributable to Noncontrolling Interests	(2,543)	—
Net Earnings (Loss) Attributable to Coherent Corp.	(13,187)	2,546
Less: Dividends on Preferred Stock	31,193	36,071
Net Loss Available to the Common Shareholders	$(44,380)	$(33,525)

Basic Loss Per Share	$(0.29)	$(0.24)

Diluted Loss Per Share	$(0.29)	$(0.24)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2024	2023
Revenues	$3,393,326	$3,955,049

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	2,369,303	2,680,131
Internal research and development	352,136	376,257
Selling, general and administrative	626,027	780,551
Restructuring charges	12,978	—
Interest expense	220,689	207,976
Other (income) expense, net	(30,252)	32,253
Total Costs, Expenses, & Other Expense	3,550,881	4,077,168

Loss Before Income Taxes	(157,555)	(122,119)

Income Tax Benefit	(45,816)	(40,895)

Net Loss	(111,739)	(81,224)
Net Loss Attributable to Noncontrolling Interests	(4,027)	—
Net Loss Attributable to Coherent Corp.	(107,712)	(81,224)
Less: Dividends on Preferred Stock	91,946	107,537
Net Loss Available to the Common Shareholders	$(199,658)	$(188,761)

Basic Loss Per Share	$(1.32)	$(1.38)

Diluted Loss Per Share	$(1.32)	$(1.38)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Earnings (Loss)	$(15,730)	$2,546	$(111,739)	$(81,224)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(146,770)	58,141	(27,885)	157,805
Change in fair value of interest rate swap, net of taxes of $(1,193) and $(4,665) for the three and nine months ended March 31, 2024, respectively; and $(1,712) and $1,649 for the three and nine months ended March 31, 2023, respectively	(4,359)	(6,251)	(17,034)	6,019
Change in fair value of interest rate cap, net of taxes of $3,104 and $(40) for the three and nine months ended March 31, 2024, respectively; and $(2,200) and $2,032 for the three and nine months ended March 31, 2023, respectively	11,337	(8,275)	(379)	7,646
Pension adjustment, net of taxes of $0 for the three and nine months ended March 31, 2024 and March 31, 2023	476	709	824	1,151
Comprehensive Income (Loss)	(155,046)	46,870	(156,213)	91,397
Comprehensive Loss Attributable to Noncontrolling Interests	(2,543)	—	(4,027)	—
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(294)	—	771	—
Comprehensive Income (Loss) Attributable to Coherent Corp.	$(152,209)	$46,870	$(152,957)	$91,397
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(111,739)	$(81,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	199,693	197,469
Amortization	216,420	280,667
Share-based compensation expense	97,752	123,674
Amortization of discount on convertible debt and debt issuance costs	13,256	13,690
Non-cash restructuring charges	4,858	—
Loss on disposal of property, plant and equipment	262	—
Unrealized gains on foreign currency remeasurements and transactions	(3,852)	(945)
Loss (earnings) from equity investments	523	(435)
Deferred income taxes	(140,727)	(121,277)
Loss on debt extinguishment	—	6,835
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(52,388)	50,887
Inventories	(21,256)	75,096
Accounts payable	161,366	(78,985)
Contract liabilities	(39,103)	13,177
Income taxes	36,960	18,478
Accrued compensation and benefits	1,835	(54,893)
Other operating assets and liabilities	19,544	10,279
Net cash provided by operating activities	383,404	452,493
Cash Flows from Investing Activities
Additions to property, plant & equipment	(246,909)	(342,999)
Purchases of businesses, net of cash acquired	—	(5,488,556)
Other investing activities	(2,114)	(2,261)
Net cash used in investing activities	(249,023)	(5,833,816)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	1,000,000	—
Proceeds from borrowings of Term A Facility	—	850,000
Proceeds from borrowings of Term B Facility	—	2,800,000
Proceeds from borrowings of revolving credit facilities	18,966	65,000
Proceeds from issuance of Series B Preferred Shares	—	1,400,000
Payments on existing debt	(165,094)	(1,144,025)
Payments on borrowings under revolving credit facilities	(18,642)	(65,000)
Payments on convertible notes	—	(3,561)
Debt issuance costs	—	(126,516)
Equity issuance costs	(31,840)	(42,000)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	36,097	21,509
Payments in satisfaction of employees' minimum tax obligations	(18,823)	(51,836)
Cash dividends paid	—	(20,700)
Other financing activities	(755)	(866)
Net cash provided by financing activities	819,909	3,682,005
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	603	22,532

Net increase (decrease) in cash, cash equivalents, and restricted cash	954,893	(1,676,786)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	837,566	2,582,371
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,792,459	$905,585
Supplemental Information
Cash paid for interest	$224,656	$190,672
Cash paid for income taxes	$53,803	$63,485
Additions to property, plant & equipment included in accounts payable	$66,040	$45,425
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$445,319	$—
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows. At March 31, 2024, we had $894 million of restricted cash.

	March 31,
	2024	2023
Cash and cash equivalents	$898,578	$884,352
Restricted cash, current	183,611	16,676
Restricted cash, non-current	710,270	4,557
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,792,459	$905,585

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	1,804	60,748	—	—	—	—	(366)	(13,932)	—	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(67,534)	—	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	—	(107,903)	—	—
Change in fair value of interest rate swap, net of taxes of $(1,277)	—	—	—	—	(4,662)	—	—	—	—	(4,662)	—	—
Change in fair value of interest rate cap, net of taxes of $2,145	—	—	—	—	7,600	—	—	—	—	7,600	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$—	$4,831,986	215	$2,271,588
Share-based and deferred compensation activities	544	25,184	—	—	—	—	(47)	(3,633)	—	21,551	—	—
Net loss	—	—	—	—	—	(26,991)	—	—	(1,484)	(28,475)	—	—
Foreign currency translation adjustments	—	—	—	—	225,723	—	—	—	1,065	226,788	—	—
Change in fair value of interest rate swap, net of taxes of $(1,193)	—	—	—	—	(8,013)	—	—	—	—	(8,013)	—	—
Change in fair value of interest rate cap, net of taxes of $3,104	—	—	—	—	(19,316)	—	—	—	—	(19,316)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	57	—	—	—	—	57	—	—
Dividends	—	—	—	—	—	(30,580)	—	—	—	(30,580)	—	30,580
Sale of shares to noncontrolling interests, net of issuance costs and taxes	—	473,614	—	—	2,871	—	—	—	373,573	850,058	—	—
Balance - December 31, 2023	167,309	$4,786,076	—	$—	$206,374	$789,138	(15,550)	$(310,686)	$373,154	$5,844,056	215	$2,302,168
Share-based and deferred compensation activities	683	49,185	—	—	—	—	(23)	(1,267)	—	47,918	—	—
Net earnings	—	—	—	—	—	(13,187)	—	—	(2,543)	(15,730)	—	—
Foreign currency translation adjustments	—	—	—	—	(146,476)	—	—	—	(294)	(146,770)	—	—
Change in fair value of interest rate swap, net of taxes of $(1,193)	—	—	—	—	(4,359)	—	—	—	—	(4,359)	—	—
Change in fair value of interest rate cap, net of taxes of $3,104	—	—	—	—	11,337	—	—	—	—	11,337	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	476	—	—	—	—	476	—	—
Dividends	—	—	—	—	—	(31,159)	—	—	—	(31,159)	—	31,193
Balance - March 31, 2024	167,992	$4,835,261	—	$—	$67,352	$744,792	(15,573)	$(311,953)	$370,317	$5,705,769	215	$2,333,361

	Common Stock		Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount		Preferred Shares	Amount
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$3,616,475	75	$766,803
Share-based and deferred compensation activities	2,398	61,431	—	—	—	—	(830)	(40,860)	20,571	—	—
Coherent acquisition	22,588	1,207,591	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	337,940	—	—
Net loss	—	—	—	—	—	(38,698)	—	—	(38,698)	—	—
Foreign currency translation adjustments	—	—	—	—	(132,371)	—	—	—	(132,371)	—	—
Change in fair value of interest rate swap, net of taxes of $3,452	—	—	—	—	12,604	—	—	—	12,604	—	—
Change in fair value of interest rate cap, net of taxes of $5,440	—	—	—	—	20,464	—	—	—	20,464	—	—
Pension adjustment, net of taxes $0	—	—	—	—	39	—	—	—	39	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	140	1,358,000
Dividends	—	—	—	—	—	(35,577)	—	—	(35,577)	—	28,677
Balance - September 30, 2022	153,090	$3,671,514	2,300	$445,319	$(101,431)	$1,273,850	(14,803)	$(280,214)	$5,009,038	215	$2,153,480
Share-based and deferred compensation activities	779	32,745	—	—	—	—	(266)	(9,551)	23,194	—	—
Net loss	—	—	—	—	—	(45,072)	—	—	(45,072)	—	—
Foreign currency translation adjustments	—	—	—	—	232,035	—	—	—	232,035	—	—
Change in fair value of interest rate cap, net of $(1,208)	—	—	—	—	(4,543)	—	—	—	(4,543)	—	—
Change in fair value of interest rate swap, net of taxes of $(92)	—	—	—	—	(334)	—	—	—	(334)	—	—
Pension adjustment, net of taxes $0	—	—	—	—	403	—	—	—	403	—	—
Dividends	—	—	—	—	—	(35,931)	—	—	(35,931)	—	28,992
Balance - December 31, 2022	153,869	$3,704,259	2,300	$445,319	$126,130	$1,192,847	(15,069)	$(289,765)	$5,178,790	215	$2,182,471
Share-based and deferred compensation activities	501	51,151	—	—	—	—	(29)	(1,304)	49,847	—	—
Net earnings	—	—	—	—	—	2,546	—	—	2,546	—	—
Foreign currency translation adjustments	—	—	—	—	58,141	—	—	—	58,141	—	—
Change in fair value of interest rate swap, net of taxes of $(1,712)	—	—	—	—	(6,251)	—	—	—	(6,251)	—	—
Change in fair value of interest rate cap, net of taxes $(2,200)	—	—	—	—	(8,275)	—	—	—	(8,275)	—	—
Pension adjustment, net of taxes $0	—	—	—	—	709	—	—	—	709	—	—
Dividends	—	—	—	—	—	(36,071)	—	—	(36,071)	—	29,171
Balance - March 31, 2023	154,370	$3,755,410	2,300	$445,319	$170,454	$1,159,322	$(15,098)	$(291,069)	$5,239,436	215	$2,211,642
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 18, 2023. The condensed consolidated results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2023 was derived from the Company’s audited consolidated financial statements.
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
In March 2024, the SEC issued the final rule under SEC Release No. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Note 3.    Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$16,361	$134,516	$270,301	$421,178	$47,072	$404,847	$796,961	$1,248,880
Communications	593,223	22,568	—	615,791	1,538,847	56,804	—	1,595,651
Electronics	1,643	71,970	—	73,613	4,820	247,314	—	252,134
Instrumentation	7,597	9,928	80,702	98,227	25,169	28,335	243,157	296,661
Total Revenues	$618,824	$238,982	$351,003	$1,208,809	$1,615,908	$737,300	$1,040,118	$3,393,326

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$17,570	$156,846	$263,789	$438,205	$52,189	$450,383	$846,881	$1,349,453
Communications	521,291	17,014	—	538,305	1,664,205	59,553	—	1,723,758
Electronics	2,849	136,229	—	139,078	9,674	509,803	—	519,477
Instrumentation	9,389	13,680	101,537	124,606	30,259	42,070	290,032	362,361
Total Revenues	$551,099	$323,769	$365,326	$1,240,194	$1,756,327	$1,061,809	$1,136,913	$3,955,049
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities relate to billings in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the nine months ended March 31, 2024, we recognized revenue of $78 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2023. We had $110 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2024. As of March 31, 2024, $96 million of deferred revenue is included within other accrued liabilities, and $14 million is included within other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	March 31, 2024	June 30, 2023
Raw materials	$427,947	$462,436
Work in progress	628,450	549,992
Finished goods	235,306	259,905
Total inventories	$1,291,703	$1,272,333
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2024	June 30, 2023
Land and improvements	$69,578	$69,639
Buildings and improvements	805,680	780,204
Machinery and equipment	1,998,349	1,879,136
Construction in progress	404,645	287,990
Finance lease right-of-use asset	25,000	25,000
	3,303,252	3,041,969
Less accumulated depreciation	(1,451,869)	(1,259,934)
Property, plant, and equipment, net	$1,851,383	$1,782,035

Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2024
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,204	$247,695	$3,228,801	$4,512,700
Foreign currency translation	457	224	(20,156)	(19,475)
Balance-end of period	$1,036,661	$247,919	$3,208,645	$4,493,225
We test goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
As part of our annual assessment in the fourth quarter of fiscal 2023, we determined that the estimated fair value of our Lasers reporting unit exceeded its carrying value by approximately 10%. As of March 31, 2024, the carrying amount of goodwill within this reporting unit was $3.2 billion. The reporting unit’s estimated fair value is sensitive to changes in the significant assumptions used in the analysis including forecasted revenues and related gross margins. If the reporting unit does not perform to expected levels and realize the expected benefit from the multi-year synergy and site consolidation plans, or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	March 31, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,657,692	$(363,999)	$1,293,693	$1,661,263	$(270,786)	$1,390,477
Trade Names	438,471	(8,471)	430,000	438,470	(8,279)	430,191
Customer Lists	2,323,593	(460,984)	1,862,609	2,333,360	(339,344)	1,994,016
Total	$4,419,756	$(833,454)	$3,586,302	$4,433,093	$(618,409)	$3,814,684
Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2024	June 30, 2023
Term A Facility, interest at adjusted SOFR, as defined, plus 2.000%	$786,250	$818,125
Debt issuance costs, Term A Facility and Revolving Credit Facility	(14,730)	(18,149)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.750%	2,435,625	2,566,625
Debt issuance costs, Term B Facility	(54,830)	(63,977)
1.30% Term loan	674	1,697
Borrowings on local lines of credit	1,336	—
Facility construction loan in Germany	19,973	22,340
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(6,173)	(6,863)

Total debt	4,158,125	4,309,798
Current portion of long-term debt	(75,469)	(74,836)
Long-term debt, less current portion	$4,082,656	$4,234,962
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 2.00% as of March 31, 2024. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75% as of March 31, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans will bear interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.50% as of April 2, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $59 million and $181 million in the three and nine months ended March 31, 2024, respectively, and $62 million and $168 million in the three and nine months ended March 31, 2023, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $11 million and $34 million during the three and nine months ended March 31, 2024, respectively, and $6 million and $12 million during the three and nine months ended March 31, 2023, respectively. The amortization of debt issuance costs included in interest expense was $4 million and $11 million in the three and nine months ended March 31, 2024, respectively, and $5 million and $14 million in the three and nine months ended March 31, 2023, respectively. Debt issuance costs are presented as contra-debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
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
As of March 31, 2024, the Company was in compliance with all covenants under the senior credit facilities.
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
Bridge Loan Commitment
Subject to the terms of an amended and restated commitment letter entered into in connection with Coherent entering into the Merger Agreement to complete its acquisition of Coherent, Inc. (the “Merger”), the commitment parties thereto committed to provide, in addition to the Term Facilities and the Revolving Credit Facility, a senior unsecured bridge loan facility in an aggregate principal amount of $990 million (the “Bridge Loan Commitment”). As a result of the issuance of the Senior Notes, the Bridge Loan Commitment was terminated. During the nine months ended March 31, 2023, the Company incurred expenses of $18 million, related to the termination of the Bridge Loan Commitment, which is included in Other expense (income) in the Condensed Consolidated Statement of Earnings (Loss).
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $21 million as of March 31, 2024. The term loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023 (and repaid prior to June 30, 2023), and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.

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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $38 million in the three and nine months ended March 31, 2024, respectively, and $13 million and $38 million in the three and nine months ended March 31, 2023, respectively, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of March 31, 2024, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $346 million under its Revolving Credit Facility as of March 31, 2024.
Note 8.    Income Taxes
The Company’s year-to-date effective income tax rate was 29% at March 31, 2024 compared to 33% for the period ending March 31, 2023. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2024 and June 30, 2023, the Company’s gross unrecognized income tax benefit, excluding interest and penalties, was $115 million. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. If recognized, $91 million of the gross unrecognized tax benefits at March 31, 2024 would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $7 million and $6 million at March 31, 2024 and June 30, 2023, respectively.
Fiscal years 2018 and 2020 to 2023 remain open to examination by the Internal Revenue Service, fiscal years 2019 to 2023 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2023 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Singapore for the year ended September 30, 2020; Korea for the year ended September 30, 2021; Spain for the years ended September 30, 2020 through September 30, 2022; and Germany for the years ended June 30, 2012 through September 30, 2020. The Company believes its income tax reserves for these tax matters are adequate.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Finance lease cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	—	—
Total finance lease cost	417	1,250
Operating lease cost	12,830	38,539
Total lease cost	$13,247	$39,789

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$257	$789
Operating cash flows from operating leases	12,293	36,834
Financing cash flows from finance leases	408	1,171

Weighted-Average Remaining Lease Term (in Years)
Finance leases	7.8
Operating leases	6.2

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	6.4%

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Finance lease cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	279	851
Total finance lease cost	696	2,101
Operating lease cost	13,324	39,817
Total lease cost	$14,020	$41,918

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$279	$851
Operating cash flows from operating leases	12,578	37,843
Financing cash flows from finance leases	369	1,056
Note 10.    Equity and Redeemable Preferred Stock
As of March 31, 2024, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of March 31, 2024, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Preferred dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets.

The following table presents dividends per share and dividends recognized:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Dividends per share	$—	$3.00	$—	$9.00
Mandatory Convertible Preferred Stock dividends ($000)	—	6,900	—	27,000
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
Preferred stock dividends are presented as a reduction to retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Dividends per share	$145	$136	$428	$404
Dividends ($000)	29,810	27,969	87,919	83,267
Deemed dividends ($000)	1,383	1,202	4,027	3,570
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
As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common Units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each, individually, own approximately 12.5% of the Class A Common Units of Silicon Carbide.
The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment, net of transaction costs, will be used to fund future capital expansion of Silicon Carbide.
The following table presents the activity in noncontrolling interests in the Company's Silicon Carbide subsidiary, as discussed above ($000s).

Nine Months Ended March 31,
2024
Beginning balance	$—
Sale of shares to noncontrolling interests	373,573
Share of foreign currency translation adjustments	771
Net loss	(4,027)
Ending balance	$370,317

Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three and nine months ended March 31, 2024 and March 31, 2023, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and nine months ended March 31, 2024, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator
Net loss attributable to Coherent Corp.	$(13,187)	$2,546	$(107,712)	$(81,224)
Deduct Series A preferred stock dividends	—	(6,900)	—	(20,700)
Deduct Series B dividends and deemed dividends	(31,193)	(29,171)	(91,946)	(86,837)
Basic loss available to common shareholders	$(44,380)	$(33,525)	$(199,658)	$(188,761)

Diluted loss available to common shareholders	$(44,380)	$(33,525)	$(199,658)	$(188,761)

Denominator
Diluted weighted average common shares	152,138	139,113	151,341	136,990

Basic loss per common share	$(0.29)	$(0.24)	$(1.32)	$(1.38)

Diluted loss per common share	$(0.29)	$(0.24)	$(1.32)	$(1.38)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Common stock equivalents	3,546	2,416	2,613	2,334
Convertible Notes	—	—	—	1,491
Series A Mandatory Convertible Preferred Stock	—	10,697	—	10,331
Series B Convertible Preferred Stock	27,862	26,511	27,518	26,185
Total anti-dilutive shares	31,408	39,624	30,131	40,341
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
The accounting policies are consistent across each segment. To the extent possible, our corporate expenses and assets are allocated to the segments.

The following tables summarize selected financial information of our operations by segment ($000):

	Three Months Ended March 31, 2024
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$618,824	$238,982	$351,003	$—	$1,208,809
Inter-segment revenues	10,892	132,177	1,513	(144,582)	—
Operating income (loss)	58,166	8,220	(44,081)	—	22,305
Interest expense	—	—	—	—	(72,753)
Other income (expense), net	—	—	—	—	18,597
Income tax benefit	—	—	—	—	16,121
Net loss	—	—	—	—	(15,730)
Net loss attributable to Coherent Corp.	—	—	—	—	(13,187)
Depreciation and amortization	40,573	26,508	72,654	—	139,735
Expenditures for property, plant & equipment	20,884	61,119	11,239	—	93,242
Segment assets	3,497,693	3,028,652	7,994,067	—	14,520,412
Goodwill	1,036,661	247,919	3,208,645	—	4,493,225

	Three Months Ended March 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$551,099	$323,769	$365,326	$—	$1,240,194
Inter-segment revenues	17,759	96,604	317	(114,680)	—
Operating income (loss)	49,476	67,826	(49,914)	—	67,388
Interest expense	—	—	—	—	(75,183)
Other income (expense), net	—	—	—	—	3,048
Income tax benefit	—	—	—	—	7,293
Net earnings	—	—	—	—	2,546
Depreciation and amortization	41,369	29,242	90,330	—	160,941
Expenditures for property, plant & equipment	6,441	78,666	12,038	—	97,145
Segment assets	3,435,816	2,275,614	8,406,202	—	14,117,632
Goodwill	1,012,006	273,341	3,219,790	—	4,505,137

	Nine Months Ended March 31, 2024
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$1,615,908	$737,300	$1,040,118	$—	$3,393,326
Inter-segment revenues	33,758	315,961	3,357	(353,076)	—
Operating income (loss)	121,971	25,173	(114,262)	—	32,882
Interest expense	—	—	—	—	(220,689)
Other income (expense), net	—	—	—	—	30,252
Income tax benefit	—	—	—	—	45,816
Net loss	—	—	—	—	(111,739)
Net loss attributable to Coherent Corp.	—	—	—	—	(107,712)
Depreciation and amortization	121,780	77,205	217,128	—	416,113
Expenditures for property, plant & equipment	74,751	156,142	16,016	—	246,909

	Nine Months Ended March 31, 2023
	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$1,756,327	$1,061,809	$1,136,913	$—	$3,955,049
Inter-segment revenues	54,129	277,502	1,400	(333,031)	—
Operating income (loss)	230,497	224,633	(337,020)	—	118,110
Interest expense	—	—	—	—	(207,976)
Other income (expense), net	—	—	—	—	(32,253)
Income taxes	—	—	—	—	40,895
Net loss	—	—	—	—	(81,224)
Depreciation and amortization	124,384	83,804	269,948	—	478,136
Expenditures for property, plant & equipment	80,654	215,038	47,307	—	342,999
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
On the Closing Date, the Company assumed the Coherent, Inc. Equity Incentive Plan (“Legacy Coherent Plan”) and the Legacy Coherent unvested restricted stock units (“Converted RSUs”) that are generally subject to the same terms and conditions that applied to the Converted RSUs immediately prior to the Closing Date. After the Closing Date, the Company granted restricted stock units under the Legacy Coherent Plan through August 28, 2023. The Legacy Coherent Plan was terminated upon adoption of the Plan in November 2023. No additional awards will be granted under the Coherent Legacy Plan.
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10%, or such other percentage up to 15% that the Company determines, of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Stock Options and Cash-Based Stock Appreciation Rights	$1,078	$767	$824	$927
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	20,050	29,533	72,038	103,003
Performance Share Awards and Cash-Based Performance Share Unit Awards	2,781	2,936	16,611	13,267
Employee Stock Purchase Plan	2,504	1,839	8,716	5,998
	$26,413	$35,075	$98,189	$123,195

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
The fair value of the interest rate swap of $15 million and $37 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets as of March 31, 2024 and June 30, 2023, respectively. Changes in fair value are recorded within accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and reclassified into the Condensed Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.

On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $46 million and $46 million is recognized in the Condensed Consolidated Balance Sheet within prepaid and other current assets and other assets as of March 31, 2024 and June 30, 2023, respectively.
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
We estimated the fair value of the Senior Notes based on quoted market prices as of the last trading day prior to March 31, 2024; however, the Senior Notes have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Senior Notes could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying value of the Senior Notes is net of unamortized discount and issuance costs. See Note 7. Debt for details on our debt facilities.
The fair value and carrying value of the Senior Notes were as follows ($000):

	March 31, 2024		June 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$933,768	$983,827	$895,950	$983,137
Our borrowings, including our lease obligations and the Senior Notes, are considered Level 2 among the fair value hierarchy and their principal amounts approximate fair value.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value.
At March 31, 2024, total restricted cash of $894 million includes $889 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. At June 30, 2023, total restricted cash of $16 million consisted of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At March 31, 2024, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for the three and nine months ended March 31, 2024 were $12 million and $9 million, respectively, and the three and nine months ended March 31, 2023 were $0 million and $5 million, respectively, and were included in other expense (income), net in the Condensed Consolidated Statements of Earnings (Loss).

Note 16.    Share Repurchase Programs

In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. We did not repurchase any shares pursuant to this Program during the quarter ended March 31, 2024. As of February 21, 2024, we had cumulatively purchased 1,416,587 shares of Coherent common stock pursuant to the Program for approximately $22 million. On February 21, 2024, the Company’s Board of Directors terminated the Program and any remaining amount authorized for the repurchase of shares.
Note 17.    Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the nine months ended March 31, 2024 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2023	$53,355	$19,484	$36,628	$259	$109,726
Other comprehensive income (loss) before reclassifications	(28,656)	7,248	9,128	824	(11,456)
Amounts reclassified from AOCI	—	(24,282)	(9,507)	—	(33,789)
Net current-period other comprehensive income (loss)	(28,656)	(17,034)	(379)	824	(45,245)
Reclass related to sale of shares to noncontrolling interests	2,871	—	—	—	2,871
AOCI - March 31, 2024	$27,570	$2,450	$36,249	$1,083	$67,352
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
In the three months ended March 31, 2024, these activities resulted in $12 million of charges primarily for employee termination costs, acceleration of depreciation and the write-off of property and equipment. In the nine months ended March 31, 2024, these activities resulted in $13 million of charges primarily for acceleration of depreciation, employee termination costs and write-off of property and equipment, as well as site move costs and travel costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
The following table presents our current and non-current liability as accrued for restructuring charges on our Condensed Consolidated Balance Sheets. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first two quarters in fiscal 2024 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	(699)	(968)
Balance - September 30, 2023	58,499	—	—	58,499

Restructuring charges (recoveries)	(4,848)	54	3,224	(1,570)
Payments	(2,103)	—	—	(2,103)
Asset write-offs and other	—	(54)	(3,224)	(3,278)
Balance - December 31, 2023	51,548	—	—	51,548
Restructuring charges (recoveries)	5,232	1,593	4,705	11,530
Payments	(3,358)	—	—	(3,358)
Asset write-offs and other	—	(1,593)	(4,705)	(6,298)
Balance - March 31, 2024	$53,422	$—	$—	$53,422
At March 31, 2024, $19 million and $35 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
By segment, for the three and nine months ended March 31, 2024, $8 million and $15 million, respectively, of restructuring costs were incurred in the Materials segment, and $4 million and $4 million, respectively, of restructuring costs were incurred in the Lasers segment, partially offset by no and $5 million, respectively, of restructuring recoveries in the Networking segment. Restructuring charges and recoveries are recorded in Restructuring Charges in our Condensed Consolidated Statements of Earnings (Loss).
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. We evaluate severance and other site consolidation costs in accordance with ASC 420 and ASC 712. In the three and nine months ended March 31, 2024, the acceleration of these activities resulted in $13 million and $29 million, respectively, of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs, accelerated depreciation, and employee termination costs. In fiscal 2023, the acceleration of these activities resulted in $20 million of charges primarily for employee termination costs, the write-off of inventory for products that are end of life and shut down costs.
At March 31, 2024, $6 million and $6 million of accrued severance related costs were included in Other accrued liabilities and Other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2025. The current year severance related costs are primarily comprised of severance pay for employees being terminated due to the exit or consolidation of certain manufacturing sites.
For the three and nine months ended March 31, 2024, the $13 million and $29 million, respectively, of synergy and site consolidation costs were incurred in the Lasers segment. Costs related to the synergy and site consolidation efforts are recorded in Cost of goods sold ($9 million and $21 million), IR&D ($3 million and $7 million) and SG&A ($1 million and $1 million) in the three and nine months ended March 31, 2024, respectively, in our Condensed Consolidated Statements of Earnings (Loss).

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
Restructuring and Site Consolidation
Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions are expected to be accompanied by other cost reductions and are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. In the three and nine months ended March 31, 2024, these activities resulted in charges of $12 million and $13 million, respectively, primarily for accelerated depreciation, employee termination costs, and the write-off of property and equipment. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 18. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the three and nine months ended March 31, 2024, the acceleration of these activities resulted in $13 million and $29 million, respectively, of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs, accelerated depreciation and employee termination costs. In fiscal 2023, the acceleration of these activities resulted in $20 million of charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs. See Note 18. Restructuring and Synergy and Site Consolidation Plan to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Silicon Carbide Investment
On May 10, 2023, the Company announced that it has commenced a review of strategic alternatives for its Silicon Carbide business. On December 4, 2023, Silicon Carbide LLC (“Silicon Carbide”), one of the Company’s subsidiaries, completed the sale of Class A Common Units to Denso Corporation (“Denso”) and Mitsubishi Electric Corporation (“MELCO”), under which they collectively invested an aggregate of $1 billion in Silicon Carbide LLC (collectively, the “Equity Investments”). As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common Units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each, individually, own approximately 12.5% of the Class A Common Units of Silicon Carbide LLC. The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment will be used to fund future capital expansion of Silicon Carbide. See Note 11. Noncontrolling Interests included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the noncontrolling interests in our Silicon Carbide LLC (“Silicon Carbide”) subsidiary.

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

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2024 and 2023 ($ in millions) (1):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
		% of Revenues		% of Revenues
Total revenues	$1,209	100%	$1,240	100%
Cost of goods sold	842	70	820	66
Gross margin	366	30	420	34
Operating expenses:
Internal research and development	127	11	126	10
Selling, general and administrative	205	17	226	18
Restructuring charges	12	1	—	—
Interest and other, net	54	4	72	6
Loss before income taxes	(32)	(2)	(5)	—
Income taxes	(16)	(1)	(7)	(1)
Net loss	(16)	—	3	—
Net loss attributable to noncontrolling interests	(3)	—	—	—
Net loss attributable to Coherent Corp.	$(13)	(3)%	$—	—%

Diluted loss per share	$(0.29)		$(0.24)
(1) Some amounts may not add due to rounding.

	Nine Months Ended March 31, 2024		Nine Months Ended March 31, 2023
		% of Revenues		% of Revenues
Total revenues	$3,393	100%	$3,955	100%
Cost of goods sold	2,369	70	2,680	68
Gross margin	1,024	30	1,275	32
Operating expenses:
Internal research and development	352	10	376	10
Selling, general and administrative	626	18	781	20
Restructuring charges	13	—	—	—
Interest and other, net	190	6	240	610
Loss before income taxes	(158)	(5)	(122)	(3)
Income taxes	(46)	(1)	(41)	(1)
Net loss	(112)	(3)	(81)	(2)
Net loss attributable to noncontrolling interests	(4)	—	—	—
Net loss attributable to Coherent Corp.	$(108)	(3)%	$(81)	(2)%

Diluted loss per share	$(1.32)		$(1.38)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended March 31, 2024 decreased 3% to $1,209 million, compared to $1,240 million for the same period last fiscal year. Revenues decreased $65 million, or 47%, in the electronics market, primarily from lower volumes in the consumer electronics vertical largely due to a design change implemented by a significant electronics customer but also in the automotive vertical due to a power failure impacting our production, resulting in lower shipments. Revenues decreased $26 million, or 21%, in the instrumentation market due to decreased volumes in the life sciences vertical where we see continued inventory digestion by our customers. In addition, revenues decreased in the industrial market by $17 million, or 4%, due to decreased shipment volumes in the precision manufacturing vertical derived from macroeconomic conditions. While the near-term outlook for our industrial business remains challenged by the macroeconomic backdrop, we saw signs of demand recovery in the third quarter and we had strong double-digit order growth for our display vertical. The decreases were partially offset by an increase of $77 million (14%) in the communications market, primarily due to increased volumes in the datacom vertical driven by increased AI-related datacom transceivers shipments, partially offset by decreased volumes in the telecom vertical as our communications service provider customers continue to work down their inventory levels with reduced capital spending in the macroeconomic slowdown.
From a segment perspective, Materials revenues decreased $85 million year-over-year, primarily due to lower volumes for sensing products and other consumer applications in the consumer electronics vertical within the electronics market due to the design change referenced above, along with lower smartphone sales. Lasers revenue decreased $14 million year-over-year due to lower volumes from the life sciences vertical in the instrumentation market partially offset by higher shipments in the semiconductor and display capital equipment vertical in the industrial market. Networking revenues increased $68 million year-over-year, with increased volumes from the datacom vertical partially offset by decreases in the telecom vertical, both in our communications market.
Revenues for the nine months ended March 31, 2024 decreased 14% to $3,393 million, compared to $3,955 million for the same period last fiscal year. Revenues decreased in all four markets, with the largest decline, $267 million, or 51%, in the electronics market, primarily from lower volumes in the consumer electronics vertical, largely due to a design change implemented by a significant electronics customer. In addition, revenues decreased $128 million, or 7%, in the communications market, primarily due to decreased volumes in the telecom vertical as our communications service provider customers continued to work down their inventory levels with reduced capital spending, partially offset by increased shipments in the datacom vertical driven by increased AI-related datacom shipments. Revenues decreased in the industrial market by $101 million, or 7%, due to decreased shipments in precision manufacturing and semiconductor capital equipment verticals primarily due to macroeconomic conditions and $66 million, or 18%, in the instrumentation market due to decreased volumes in the life sciences vertical due to continued inventory digestion by our customers.

From a segment perspective, Materials decreased $325 million year-over-year, primarily due to lower demand for sensing products and other consumer applications in the consumer electronics vertical within the electronics market for the reasons discussed above. Networking revenues decreased $140 million year-over-year, with decreases from the telecom vertical partially offset by increases in the datacom vertical, both in our communications market, for the reasons discussed above. Lasers revenue decreased $97 million year-over-year due to lower demand in the life sciences vertical in the instrumentation market and semiconductor and display capital equipment and precision manufacturing verticals in the industrial end market.
Gross margin. Gross margin for the three months ended March 31, 2024 was $366 million, or 30% of total revenues, compared to $420 million, or 34% of total revenues, for the same period last fiscal year, a decrease of 360 basis points. The decrease as a percent of revenue for the three months ended March 31, 2024 was primarily due to lower revenues for the reasons discussed above, lower yields in the datacom vertical within the communications market due to production ramp challenges for new products, underutilized operating capacity in several plants, shut down costs related to site consolidations, higher inventory provisions and higher costs related to product lines that are being exited.
Gross margin for the nine months ended March 31, 2024 decreased to $1,024 million, or 30% of total revenues, compared to $1,275 million, or 32% of total revenues, for the same period last fiscal year, a decrease of 200 basis points. During the nine months ended March 31, 2023, the Company recorded $158 million in Cost of goods sold related to the fair value adjustment on acquired inventory from the Company’s acquisition of Coherent, Inc. (the “Merger”). Gross margin, excluding the fair value adjustment on acquired inventory, decreased 604 basis points for the nine months ended March 31, 2024 compared to the prior year period primarily due to lower revenues, less favorable sales mix especially in the datacom vertical in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, lower yields in the datacom vertical, higher costs related to product lines that are being exited, higher inventory provisions and the unfavorable foreign exchange rates.
Internal research and development. Internal research and development (“IR&D”) expenses for the three months ended March 31, 2024 were $127 million, or 11% of revenues, compared to $126 million, or 10% of revenues, for the same period last fiscal year. IR&D for the nine months ended March 31, 2024 decreased 6% to $352 million, or 10% of revenues, compared to $376 million, or 10% of revenues, for the same period last fiscal year. The slight increase for the three months ended March 31, 2024 was driven by higher variable compensation partially offset by lower costs due to the consolidation of sites and our cost containment efforts. The decrease for the nine months ended March 31, 2024 was in all three segments and was driven by lower costs due to the consolidation of sites and our efforts to control costs. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all of our businesses, including significant investments in indium phosphide semiconductor lasers, silicon carbide materials, devices for both power electronics and wireless devices, and lasers for display processing and semiconductor capital equipment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 were $205 million, or 17% of revenues, compared to $226 million, or 18% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2024 were $626 million, or 18% of revenues, compared to $781 million, or 20% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended March 31, 2024 compared to the same period last fiscal year was primarily the result of lower amortization expense of $21 million resulting both from the Merger and lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, and $6 million lower share-based compensation as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues and higher variable compensation. The decrease in SG&A as a percentage of revenue for the nine months ended March 31, 2024 compared to the same period last fiscal year was the result of lower amortization expense of $64 million resulting from both the Merger and lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, lower charges related to the Merger, including $39 million lower transaction fees and financing, lower one-time expense of $18 million related to share-based compensation resulting from the Merger and $12 million lower severance and integration consulting costs, as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues.
Restructuring charges. Restructuring charges related to our Restructuring Plan for the three and nine months ended March 31, 2024 were $12 million and $13 million, respectively, and consist of severance, accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. See Note 18. Restructuring and Synergy and Site Consolidation Plan included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Interest and other, net. Interest and other, net for the three months ended March 31, 2024 was expense of $54 million, compared to expense of $72 million for the same period last fiscal year, a decrease of $18 million. Included in interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on excess cash balances. For the three months ended March 31, 2024, the decrease of $18 million in comparison to the same period last fiscal year was driven by $15 million incremental interest and dividend income due to increases in interest rates earned on investments as well as the increase in restricted cash balances, $3 million higher gains on deferred compensation plan assets and $2 million lower interest expense primarily due to the higher interest expense benefit from our interest rate cap and swap partially offset by $2 million higher foreign exchange losses. Interest and other, net for the nine months ended March 31, 2024 was expense of $190 million, compared to expense of $240 million for the same period last fiscal year, a decrease of $50 million. The decrease of $50 million in comparison to the same period last fiscal year was driven by $35 million incurred in the prior year related to financing of the Merger and $25 million incremental interest income due to increases in interest rates earned on investments as well as the increase in restricted cash balances. The decreases were partially offset by $13 million incremental interest expense due to higher interest rates on our Term facilities, net of higher benefit from our interest rate cap and swap.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2024 was 29% compared to an effective tax rate of 33% for the same period in 2023. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and nine months ended March 31, 2024 was $3 million and $4 million, respectively, and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC after the close of the transaction on December 4, 2023. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Networking ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues	$619	$551	12%	$1,616	$1,756	(8)%
Operating income	$58	$49	18%	$122	$230	(47)%
Revenues for the three months ended March 31, 2024 increased 12% to $619 million, compared to $551 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2024 decreased 8% to $1,616 million, compared to $1,756 million for the same period last fiscal year. The increase in revenue of $68 million during the three months ended March 31, 2024 was primarily due to increases in the communications market resulting from increased volumes in the datacom vertical driven by increased AI-related datacom transceivers shipments partially offset by decreased shipments in the telecom vertical as our communications service provider customers continue to work down their inventory levels with reduced capital spending. The decrease in revenues of $140 million during the nine months ended March 31, 2024 was primarily due to decreased volumes year-over-year in the telecom vertical as our communications service provider customers continue to work down their inventory levels with reduced capital spending, partially offset by increases in the datacom vertical driven by increased AI-related datacom transceivers shipments, both within the communications market.

Operating income for the three months ended March 31, 2024 increased 18% to $58 million, compared to operating income of $49 million for the same period last fiscal year. Operating income for the nine months ended March 31, 2024 decreased 47% to $122 million, compared to operating income of $230 million for the same period last fiscal year. The increase in operating income for the three months ended March 31, 2024 was driven by higher revenues, with flat margin as a percentage of sales, partially offset by $8 million higher integration related expenses. The decrease in operating income for the nine months ended March 31, 2024 was driven by $140 million lower revenues as well as lower margin percentage. The margin percentage was lower than the nine months ended March 31, 2023 due to less favorable sales mix in the datacom vertical, the impact of fixed manufacturing costs as a percentage of revenues on lower revenues in the telecom vertical, lower yields in the datacom vertical and higher inventory provisions related to products that are being exited.
Materials ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues	$239	$324	(26)%	$737	$1,062	(31)%
Operating income	$8	$68	(88)%	$25	$225	(89)%
Revenues for the three months ended March 31, 2024 decreased 26% to $239 million, compared to revenues of $324 million for the same period last fiscal year. Compared to the three months ended March 31, 2023, Materials decreased $85 million year-over-year, with a decrease of $64 million in the electronics market due to lower volumes in our consumer electronics vertical largely due to a design change implemented by a significant electronics customer but also in the automotive vertical due to a power failure impacting our production, resulting in lower shipments, as well as a decrease of $22 million in the industrial market derived from macroeconomic conditions. Revenues for the nine months ended March 31, 2024 decreased 31% to $737 million, compared to revenues of $1,062 million for the same period last fiscal year. The decrease in revenues of $325 million during the nine months ended March 31, 2024 was primarily related to a decrease of $262 million in the electronics market mostly due to lower volumes in our consumer electronics vertical largely due to a design change implemented by a significant electronics customer, partially offset by higher shipments in our automotive vertical driven by electric vehicles, as well as decreases in shipments to a lesser extent derived from macroeconomic conditions in our precision manufacturing vertical in the industrial market.
Operating income for the three months ended March 31, 2024 decreased 88% to $8 million, compared to operating income of $68 million for the same period last fiscal year, primarily driven by $85 million lower revenues and higher restructuring charges, underutilized operating capacity in several plants and shut down costs related to site consolidations. Operating income for the nine months ended March 31, 2024 decreased 89% to $25 million, compared to $225 million of operating income for the same period last fiscal year. The decrease in operating income for the nine months ended March 31, 2024 was driven by $325 million lower revenues and lower margin percentage. The margin percentage was lower than the nine months ended March 31, 2023 due to unfavorable impact of fixed manufacturing costs with lower revenues, higher cost product built and capitalized in prior periods being expensed, underutilized operating capacity in several plants and shut down costs related to site consolidations.
Lasers ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues	$351	$365	(4)%	$1,040	$1,137	(9)%
Operating income	$(44)	$(50)	12%	$(114)	$(337)	66%
Revenues for the three months ended March 31, 2024 decreased 4% to $351 million, compared to revenues of $365 million for the same period last fiscal year. The decrease was primarily due to $21 million lower shipments to the life sciences vertical in the instrumentation market where we see continued inventory digestion by our customers, partially offset by $7 million higher shipments to the industrial market due to higher demand in our semiconductor and display capital equipment vertical. Revenues for the nine months ended March 31, 2024 decreased 9% to $1,040 million, compared to revenues of $1,137 million for the same period last fiscal year. The decrease was primarily due to a $50 million drop in the industrial market due to lower volumes in our semiconductor and display capital equipment and precision manufacturing verticals due to macroeconomic conditions, and $47 million lower shipments to the instrumentation market, primarily in the life sciences vertical where we see continued inventory digestion by our customers.

Operating loss for the three months ended March 31, 2024 decreased 12% to $44 million, compared to an operating loss of $50 million for the same period last fiscal year. The lower operating loss was partially driven by $15 million lower costs in the current year quarter compared to the prior year quarter related to the Merger, including $19 million lower amortization expense related to the fair value of intangible assets acquired, partially offset by $5 million higher integration costs. Excluding the lower Merger related costs, operating income for the three months ended March 31, 2024 decreased $9 million primarily due to lower revenues and lower gross margin percentage due to less favorable mix within the instrumentation market and the unfavorable impact of higher inventory provisions partially offset by lower share based compensation. Operating loss for the nine months ended March 31, 2024 decreased 66% to $114 million, compared to an operating loss of $337 million for the same period last fiscal year. The lower operating loss was driven by $277 million lower costs in the current year compared to the prior year related to the Merger, including $158 million lower amortization of the fair value step-up on acquired inventory, $60 million lower amortization expense related to the fair value of intangible assets acquired, $39 million lower transaction fees and financing, $18 million lower nonrecurring share-based compensation and $2 million lower integration costs. Excluding the lower Merger related costs, operating income for the nine months ended March 31, 2024 decreased $54 million primarily due to lower revenues and lower gross margin percentage, due to less favorable mix within the industrial and instrumentation markets, the unfavorable impact of fixed manufacturing costs with lower revenues and higher inventory provisions.
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
Sources (uses) of cash (millions):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$383	$452
Net proceeds from debt and equity issuances, including noncontrolling interest holders	968	1,358
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	36	22
Effect of exchange rate changes on cash and cash equivalents and other items	1	23
Proceeds from long-term borrowings and revolving credit facilities	19	3,715
Payments on Convertible Debt and Finisar Notes	—	(4)
Payment of dividends	—	(21)
Debt issuance costs	—	(127)
Purchases of businesses, net of cash acquired	—	(5,489)
Other items	(3)	(3)
Payments in satisfaction of employees’ minimum tax obligations	(19)	(52)
Payments on borrowings under revolving credit facilities	(19)	—
Payments on existing debt	(165)	(1,209)
Additions to property, plant & equipment	(247)	(343)
Operating activities:
Net cash provided by operating activities was $383 million for the nine months ended March 31, 2024 compared to $452 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the nine months ended March 31, 2024 compared to the same period last fiscal year was primarily due to higher losses net of non-cash adjustments, and was partially offset by improved management of working capital accounts, in particular accounts payable.
Investing activities:
Net cash used in investing activities was $249 million for the nine months ended March 31, 2024, compared to net cash used of $5.8 billion for the same period last fiscal year. In the three months ended September 30, 2022, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures decreased by $96 million year-over-year.

Financing activities:
Net cash provided by financing activities was $820 million for the nine months ended March 31, 2024, compared to net cash provided by financing activities of $3.7 billion for the same period last fiscal year. Financing inflows in the current year period included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests. Cash inflow for the prior year-to-date period was from borrowings under the Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows for the prior year-to-date period included payments to settle the Company’s existing senior credit facilities.

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 2.00% as of March 31, 2024. As amended, the Term B Facility bears interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.75% as of March 31, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans will bear interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.50% as of April 2, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $59 million and $181 million, respectively, for the three and nine months ended March 31, 2024, which is included in interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $11 million and $34 million, respectively, during the three and nine months ended March 31, 2024.
During the nine months ended March 31, 2024, the Company made payments of $163 million for the Term Facilities, including voluntary payments of $110 million.
As of March 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	March 31, 2024	June 30, 2023
Cash and cash equivalents	$899	$821
Restricted cash, current	184	12
Restricted cash, non-current	710	4
Available borrowing capacity under Revolving Credit Facility	346	348
Total debt obligations	4,158	4,310
Other Liquidity
On December 4, 2023, the Company consummated two investment agreements under which Silicon Carbide LLC, a Company subsidiary received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds will be used primarily to fund future capital expansion, including the previously-announced capital that Coherent intended to invest in its silicon carbide business. As a result, the transaction is enabling Coherent to allocate the capital it had intended to invest in this business unit to other corporate purposes, thus increasing its available free cash flow which will provide greater financial and operational flexibility. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.

The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in IR&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2024, the Company held approximately $764 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At March 31, 2024, we had $894 million of restricted cash, which includes $889 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
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
Interest Rate Risks
As of March 31, 2024, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $8 million and $25 million, respectively, for the three and nine months ended March 31, 2024.

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

Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 and additional risk factors that may be identified from time to time in filings of the Company, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
10.01	CEO Succession and Retirement Agreement, dated February 17, 2024, by and between Coherent Corp. and Dr. Vincent D. Mattera, Jr.	8-K	10.1	February 20, 2024	001-39375
10.02	Amendment No. 2 to Credit Agreement, dated April 2, 2024, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	April 3, 2024	001-39375
10.03*	Coherent Corp. Revised Executive Severance Plan
10.04*	Form of Participation Agreement for the Coherent Corp. Revised Executive Severance Plan
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

Coherent Corp.
(Registrant)

Date: May 7, 2024	By:	/s/ Vincent D. Mattera, Jr.
Vincent D. Mattera, Jr Chief Executive Officer

Date: May 7, 2024	By:	/s/ Richard Martucci
Richard Martucci Interim Chief Financial Officer and Treasurer