Form 10-K
period 2024-06-30
COHERENT CORP.
filed 2024-08-16
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding common stock, no par value, held by non-affiliates of the Registrant at December 31, 2023, was approximately $6,559,717,307 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of common stock, no par value, at August 13, 2024, was 153,300,385.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2024 Annual Meeting of Shareholders of Coherent Corp., are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2025 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.
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
•Our competitive position may require significant investments.
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
•We are subject to complex and rapidly changing import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
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
•There are risks associated with our participation in the display capital equipment market, including there being a relatively limited number of end customer manufacturers.
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
•Cybersecurity attacks and incidents and other vulnerabilities could subject us to costly damages, claims and expenses, harm to our reputation or competitive position, or disrupt our operations and business.
•Data breaches and other events and incidents that impact the confidentiality, availability, and integration of information and assets could disrupt our operations, subject us to legal claims, and impact our financial results.
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
•We are subject to a number of risks associated with the equity investments contemplated by the respective investment agreements entered into with Denso Corporation and Mitsubishi Electric Corporation and certain related supply arrangements, and these risks could adversely impact our operations, financial condition and business.
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
•Our common stock is subordinate to our existing and future indebtedness, the Series B Preferred Stock, and any other preferred stock we may issue in the future. Our Series B Preferred Stock ranks junior to all of our and our subsidiaries’ consolidated liabilities.
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
The following defined terms are used in this Annual Report on Form 10-K: artificial intelligence (AI); bismuth telluride (Bi2Te3); cadmium telluride (CdTe); carbon dioxide (CO2); chemical vapor deposition (CVD) of materials including diamond; continuous wave (CW); datacenter interconnect (DCI); dense wavelength division multiplexing (DWDM); diversity, equity, and inclusion (DEI); edge-emitting lasers (EELs); environmental, social, and governance (ESG); extreme-ultraviolet (EUV) lithography; fifth-generation (5G) wireless; fourth-generation (4G) wireless; gallium arsenide (GaAs); gallium antimonide (GaSb), gallium nitride (GaN); Geostationary Operational Environment Satellite Program (GOES); gigabit per second (Gbps); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); kilowatt (kW); light detection and ranging (LiDAR); liquid crystal (LC); liquid crystal on silicon (LCoS); machine learning (ML); metal-oxide-semiconductor field-effect transistor (MOSFET); millimeters (mm); nanometers (nm); near-infrared (NIR); optical channel monitor (OCM); optoelectronic chip hybrid integration platform (OCHIP); original equipment manufacturer (OEM); optical time-domain reflectometer (OTDR); radio frequency (RF); reconfigurable optical add/drop multiplexer (ROADM); research and development (R&D); silicon carbide (SiC); terabit per second (Tbps); three-dimensional (3D); ultraviolet (UV); vertical-cavity surface-emitting laser (VCSEL); virtual reality (VR); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).
General Description of Business
We develop, manufacture, and market engineered materials, optoelectronic components and devices, and optical and laser systems and subsystems for use in the industrial, communications, electronics, and instrumentation markets. We use advanced engineered materials growth technologies and proprietary high-precision fabrication, microassembly, optical thin-film coating, and electronic integration to manufacture complex optoelectronic devices and modules. Our products are deployed in a variety of market verticals, including precision manufacturing, aerospace & defense, semiconductor capital equipment, display capital equipment, telecommunication (telecom) networks, data communication (datacom) networks, consumer electronics, automotive, wireless, life sciences, and scientific research.
We generate almost all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a broad portfolio of products and services for our end markets. We also generate revenues, earnings, and cash flows from externally funded R&D contracts relating to the development and manufacture of new technologies, materials, and products. Our customer base includes original equipment manufacturers, laser end users, system integrators of high-power lasers, and manufacturers of equipment and devices for our end markets.
Through R&D investments and our strategic acquisitions, we have expanded our portfolio of materials and product platforms. We have a strong core competency in bulk and epitaxial crystal growth. The materials we grow and fabricate are differentiated by one or a combination of unique optical, electrical, magnetic, thermal, and mechanical properties.
Our optics are shaped by precision surfacing techniques and functionalized with smooth or structured surfaces or patterned metallization. Proprietary processes developed at our global optical coating centers differentiate our products’ durability against high-energy lasers and extreme operating environments. Optical coatings also provide the desired spectral characteristics, ranging from the ultraviolet to the far-infrared. We leverage these capabilities to deliver miniature to large-scale precision optical assemblies, including those in combination with thermal-management components, integrated electronics, and software.
We also offer a broad portfolio of compound semiconductor lasers that are used in a variety of applications in our end markets. These lasers enable optical signal transmission, reception, and amplification in terrestrial and submarine communications networks, high-bit-rate server connectivity between and within datacenters, optical communications network monitoring, materials processing, fast and accurate measurements in biomedical instruments, and precision sensing in consumer electronics. We are a major supplier of silicon carbide substrates for the power electronics and the wireless mobile markets.
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

Acquisition and Background of Coherent, Inc.
The acquisition of Coherent, Inc., one of the world’s leading providers of laser and optics-based product solutions, closed on July 1, 2022. Coherent, Inc., as used in this Form 10-K generally means the subsidiaries and businesses of Coherent, Inc., as of the time of its acquisition by Coherent Corp. (formerly named II-VI Incorporated). For the full fiscal year 2023, Coherent, Inc., was included in the combined company and renamed as the Lasers segment. The Lasers segment’s lasers and optics products serve industrial customers in semiconductor and display capital equipment, precision manufacturing, and aerospace & defense, as well as instrumentation customers in life sciences and scientific devices.
Information Regarding Reporting Segments and Foreign Operations
In connection with the acquisition of Coherent, Inc., effective July 1, 2022, the Company realigned its organizational structure into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Networking, previously referred to as our Photonic Solutions segment; (ii) Materials, previously referred to as our Compound Semiconductors segment; and (iii) Lasers. Effective July 1, 2022, the Company reports financial information for these three segments.
Financial data regarding our revenues, results of operations, reporting segments, and international sales for the three years ended June 30, 2024, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 14. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.
Backlog
We define our backlog as bookings that have not been converted to revenues by the end of the reporting period. As of June 30, 2024, our backlog was approximately $2.6 billion, compared with approximately $2.7 billion as of June 30, 2023.
Global Operations
Coherent is headquartered in Saxonburg, Pennsylvania, USA, with R&D, manufacturing, and sales facilities worldwide. Our U.S. production and R&D operations are located in California, Colorado, Connecticut, Delaware, Florida, Illinois, Massachusetts, Michigan, Mississippi, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Texas, and our non-U.S. production and R&D operations are based in Australia, China, Finland, Germany, India, Malaysia, the Philippines, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, the United Kingdom, and Vietnam. We also utilize contract manufacturers and strategic suppliers. In addition to sales offices co-located at most of our manufacturing sites, we have sales and marketing subsidiaries in Belgium, Canada, China, France, Germany, Israel, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland, Taiwan, and the United Kingdom.
Human Capital
Our core values are Integrity, Collaboration, Accountability, Respect, and Enthusiasm, which we refer to by the acronym I CARE. These values define who we are and serve as a guide in how we engage with each other, our customers, our suppliers, our investors, and our environment. They serve as a model for how we grow the Company in an ethical, scalable, and sustainable manner.
•Our People. Our workplace is defined by our people. It enables everyone to come to work authentically as their “best selves.” This includes supporting an inclusive environment in which every individual is considered a valuable member of the team. We listen to the voice of the employee and foster open communication through focus groups, personal interviews, an open-door policy, and engagement surveys, among other methods. This rich feedback allows us to reflect and adjust our internal initiatives across the globe to create a culture that recognizes employees’ contributions and values their opinions. As a result, our human capital strategies are core to the long-term sustainability and success of the Company.

As of June 30, 2024, the Company employed approximately 26,000 employees worldwide.

	Number of employees	Percent of total
Manufacturing	21,645	83%
Research and development	2,268	9%
Sales, general and administrative	2,244	8%
Total:	26,157	100%
We believe that our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
•Occupational Health and Safety. It is our highest priority to keep our employees, customers, and suppliers safe, as the health and safety of our workforce is paramount to the success of our business. We provide our employees upfront and ongoing training to ensure that safety policies and procedures are effectively communicated and implemented. We have experienced employees on-site at each of our manufacturing locations who are tasked with environmental, health, and safety education and compliance. We customize our policies to the local requirements and circumstances of each plant.
•Talent Acquisition, Development, and Training. Hiring talented individuals and continuing to develop them are critical to our operations, and we are focused on creating experiences and programs that foster growth and performance. Our Talent Acquisition teams continue their outreach efforts to engage and attract diverse, high-quality talent to our organization. We have a robust succession-planning process that identifies internal candidates for development. We provide all employees the chance to learn and develop critical skills, and we strive to attract, motivate, and retain our talent. Our Leadership Academy offers global development programs for our people leaders to enhance their capabilities. Tuition reimbursement and funding for growth and development are also built into the annual budget to ensure that Coherent has the skilled workforce we need. Our global internship programs also welcome a new talent pipeline.
•Total Rewards. Our Total Rewards offerings are designed to:
◦Provide a market-competitive total rewards package that attracts, motivates, rewards, and retains top talent
◦Align total rewards offerings with our competitors with which we compete for talent
◦Increase transparency of rewards programs, including sharing company and/or business segment financial metrics, and measure achievements to challenging objectives
◦Balance fixed costs (benefits and base pay) and variable costs (bonus and equity)
◦Provide pay for performance, linked to company and individual performance
◦Ensure strong governance practices, and
◦Align with the interests of our shareholders
Eligible employees may participate in the Employee Stock Purchase Plan (ESPP), providing the opportunity to share in the potential growth of our company stock and allowing employees to purchase company shares at a discount. Select employees are eligible to receive equity-based awards, to align employee and shareholder interests. In addition to offering competitive and fair compensation, we also offer a compelling suite of benefits, including comprehensive health benefits, competitive time off programs, and employee assistance programs.
•Diversity and Inclusion. Coherent respects and upholds the universal values of human rights, which are fundamental to every individual. We hold an expectation for all leaders and employees to engage with one another in a manner that is dignified, fair, and respectful. As we continue on our diversity, equity, and inclusion journey, the following initiatives took place in fiscal year 2024 in support of our global DEI strategy:
◦Fostering Inclusion and Belonging: Following the deployment of our global DEI program’s strategy and objectives, over 13,500 employees have completed our Foundations of DEI training globally. This course was intended to set the foundation of awareness and understanding on the foundational concepts of DEI in our workplace. Our plan is to continue to deploy additional learning opportunities on DEI topics that help us foster an inclusive environment, bring awareness to unconscious bias, and ensure we are employing inclusive hiring practices.
◦Elevating Equity and Increasing Representation: Building on our success, we offered our global Women in Leadership Program again this year, with active participation from senior leadership, to bolster female representation in leadership roles. This program offers a comprehensive suite of development opportunities, including specialized skill enhancement, coaching from senior leaders, and networking opportunities across the organization, all aimed at helping support and propel the careers of women within our organization.
◦Embrace Diverse Perspectives: We continue to identify ways to highlight different perspectives through education. In fiscal year 2024, we offered a culture awareness course to employees who work on global teams to learn more about the different ways cultures communicate, collaborate, negotiate, and address disagreements. We also continue to offer diversity awareness topics throughout the year to educate employees on different dimensions of diversity present in our workforce.
◦Expand Our Impact: Understanding the significant impact we can make, Coherent continues to support initiatives targeted to increase diversity, equity, and inclusion as well as education in STEM, entrepreneurship, innovation, and advanced technology through our partnerships. Our organization also continues to actively partner with CEO Action for Diversity & Inclusion to advance DEI in the workplace. In fiscal year 2024, Chief Strategy Officer and President of our Materials Segment, Giovanni Barbarossa, and Chief Marketing Officer, Sanjai Parthasarathi, served as mentors in the CEO Action Mentoring Initiative. This program pairs C-suite leaders with mentees from underrepresented and diverse populations working at the director and vice president levels to take part in a range of professional development activities focused on accelerating the development of diverse senior leaders through mentoring circles.
•Globally, approximately 45% of the workforce is female, with 11,890 females, 14,166 males and 101 undisclosed as of June 30, 2024. In Coherent’s Global Leadership Team (“GLT”), which consists of directors and above, there are 65 females, 487 males, and 1 undisclosed. The GLT meets quarterly to discuss strategy, business trends, company operations, financials, and people programs. Our global footprint is diverse, with approximately 18,078 employees in the Asia-Pacific region, 3,690 in Europe, and 4,389 in the Americas.
Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to tailor the optical and physical properties of technically challenging materials, components, and photonics-based solutions across a broad array of industries. The ability to produce, process, and refine these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to our customers. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products. Our lasers are displacing conventional technologies because they can do the job faster, yield higher quality, provide overall economic benefits, and enable next-generation applications.
Our network of worldwide manufacturing sites allows us to manufacture our products in regions that provide cost-effective and risk-management advantages. We employ numerous advanced manufacturing technologies and systems at our manufacturing facilities. These include metal-organic chemical vapor deposition and molecular beam epitaxy reactors, automated computer numeric control optical fabrication, high-throughput thin-film coaters, nanoprecision metrology, and custom-engineered automated furnace controls for crystal growth processes. We provide lasers in the form of gas, semiconductor, solid-state crystal, or fiber, which can also be classified by their output wavelength: ultraviolet, visible, infrared, or wavelength-tunable. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc., that are application-specific. Developing products for use across the electromagnetic spectrum requires the ability to repeatedly manufacture components with high yields to atomic tolerances. We continually update our comprehensive quality management systems that feature manufacturing best practices. We are committed to delivering products within specification, on time, and with high quality, with a goal of fully satisfying customers and continually improving.
The Use of Renewable Energy
We continue to increase our use of renewable energy to power our operations and lower our greenhouse gas footprint. As of April 2024, the Company is now obtaining approximately 70% of its global electricity needs from renewable energy sources. In total, this represents over 500 million kWh of renewable energy per year, thereby avoiding more than 250,000 metric tons of CO2 emissions annually. We have on-site solar systems at several facilities that further contribute to our renewable energy efforts. We participate in Apple’s Supplier Clean Energy Program, and all of our Apple production is powered by 100% renewable electricity sources. Our team also works to minimize energy usage, water usage, other raw materials usage, and waste generation.

Coherent has set as a top priority to reduce its carbon footprint across its global operations. In December 2023, the Company announced a commitment to achieve net-zero Scope 1 and Scope 2 emissions by fiscal year 2040. Continuing to increase the use of renewable electricity is an important lever to achieve that commitment. Additional information on the Company’s sustainability performance can be found on the ESG section of our website at www.coherent.com. The website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Coherent’s website is part of this Annual Report on Form 10-K, nor is it incorporated herein by reference.
Sources of Supply
In our production processes, we use numerous optical, electrical, and mechanical parts that are sourced from third-party suppliers. These include integrated circuits, digital signal processors, mechanical housings, and optical components, and we commonly refer to them as raw materials. Raw materials or subcomponents required in the manufacturing process are generally available from several sources. However, in the Lasers segment, we currently purchase several key components and materials used in the manufacture of our products, including exotic materials, crystals, and optics, from sole-source or limited-source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers, based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, and laser-based systems.
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
Reporting Segments and Business Units
The Company reports its results in three reporting segments: (i) Networking, (ii) Materials, and (iii) Lasers.
The Networking segment leverages Coherent’s compound semiconductor technology platforms and deep knowledge of end-user applications for its key end markets to deliver differentiated components and subsystems.
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
Coherent’s segments are organized by business unit. Each of these business units develops and markets products as described below.

Networking
Business Unit	Our Products
Telecommunications	•Products and solutions that enable high-bit-rate interconnects for communications and cloud service providers, including in terrestrial and undersea fiber-optic transmission
Datacom Transceivers	•Pluggable transceivers for Ethernet and Fibre Channel applications in cloud, hyperscale, and enterprise datacenter applications, including AI/ML
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

Laser Devices & Systems
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

Wide-Bandgap Electronics	•SiC and semiconductor materials for high-frequency and high-power electronic devices
Optoelectronic Devices & Modules	•VCSELs for sensing •EELs and detectors •Integrated circuits for transceivers

Lasers
Business Unit	Our Products
Excimer Lasers	•High-pulse-energy UV gas and solid-state lasers from 193 nm to 355 nm •Advanced UV optical systems, line beams, and mask-based imaging systems
Solid-State Lasers - North America
•Ultrafast lasers from UV to IR wavelengths
•High-pulse-energy UV nanosecond lasers
•Low-power continuous-wave lasers and systems
•Miniature low-power continuous-wave lasers and systems
•High-power ultrafast amplifiers
•Continuous-wave UV gas lasers

Solid-State Lasers - Europe	•Ultrafast lasers from UV to IR wavelengths •High-pulse-energy UV nanosecond lasers •Miniature low-power continuous-wave lasers and systems
Laser Systems
•Subsystems incorporating various lasers, optics, beam manipulation, monitoring, and control electronics
•Standard systems incorporating standard subsystems in a complete mechanical housing, sold to the end user

CO2 Lasers	•Kilowatt-class continuous-wave gas IR lasers •50 W to 1 kW continuous-wave and pulse gas IR lasers
Aerospace & Defense
•Specialty polishing and coating of optics, optical systems, and assemblies requiring high complexity and precision at dimensions of up to 2 meters
•Specialty lasers, laser systems, crystals, and diode lasers

Markets
Our market-focused businesses are currently organized by technologies and products and report based on the following markets: industrial, communications, electronics, and instrumentation.
Industrial Market Group
•Precision Manufacturing Market Vertical. Our Precision Manufacturing vertical encompasses a broad range of applications across very diverse markets. With complete verticality, from materials to turnkey laser solutions, we intersect with any industrial laser process within the application areas of automotive manufacturing, medical device manufacturing, machine tools, consumer goods, and industrial electrical and electronics. Coherent laser optics and solutions for the industrial market remain well-positioned: our portfolio enables a wide variety of applications including EV battery welding, fine processing of medical devices, additive manufacturing, high-temperature superconducting wires and tapes, and even bleaching of jeans. Our vertically integrated and market-leading ZnSe optics and components, due to their inherent low loss at around the 10-micron wavelength, have enabled high-power CO2 laser systems for many decades and remain critical as replacement optics for the large installed base of CO2 lasers. We continue to introduce products that address new and growing applications for low-power CO2 lasers, such as drilling and cutting plastics, textiles, leather, wood, and other organic materials, for which the CO2 laser’s 10-micron wavelength is ideally suited.
Fiber lasers that operate at about the 1-micron wavelength in pulsed or continuous mode have taken a central role in many industrial applications, especially for cutting, welding and marking of both metals and plastics. We supply a broad range of materials, and components that enable many functions within these fiber lasers, from the laser chips that generate the input optical power to the beam delivery systems that direct the output optical power to the target. The same set of Coherent products is at the core of existing and emerging direct-diode laser systems. Coherent’s broad portfolio of coated optics and crystal materials serves all of the mentioned growing laser markets.

•Aerospace & Defense Market Vertical. Coherent’s Aerospace & Defense solutions enable mission-critical capabilities for applications in high-energy lasers; contested space; and intelligence, surveillance, and reconnaissance. From uniquely grown single crystals and advanced ceramics, to completely engineered gimbal subsystems, Coherent solutions are embedded on nearly every platform in the field as well as on those under development. Coherent laser beam combining and advanced lightweight gimbal technologies, along with domestically produced high-power fiber laser pumps and amplifiers, are enabling next-generation high-energy laser systems and space-based laser communications applications. With the addition of nanomachined single-crystal silicon and grating technologies, together with Coherent’s advanced coating capabilities, we enable advanced spectral beam combining and novel microstructured surface capabilities, which are highly valued within the Aerospace & Defense industry.
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
Coherent’s Aerospace & Defense division maintains separate business development, IT infrastructure, accounting, finance, engineering, and manufacturing facilities in the United States with strictly controlled access; they are dedicated to our U.S. government-supported contracts.
•Semiconductor Capital Equipment Market Vertical. The Semiconductor Capital Equipment vertical breaks out into what is called front-end-of-line (FEOL) and back-end-of-line (BEOL); Coherent is well positioned to capitalize on the growth in both FEOL and BEOL products. Semiconductor capital equipment requires advanced materials to meet the need for tighter tolerances, enhanced thermal stability, faster wafer transfer speeds, and reduced stage settling times. Our metal-matrix composites and reaction-bonded ceramics enable these applications, thanks to their optimum combination of light weight, strength, hardness, and coefficient of thermal expansion. Our reaction-bonded SiC materials are used to manufacture wafer chucks, lightweight scanning stages, and high-temperature corrosion-resistant wafer support systems. Our cooled SiC mirrors and precision patterned reticles are used in the illumination systems of lithography tools. Our large-area polycrystalline diamond windows enable CO2 laser systems for EUV lithography.
Our products enable legacy deep-UV lithography equipment that is widely deployed in semiconductor fabs. In the rapidly accelerating market of extreme-UV lithography systems, CO2 lasers are used to generate extreme-ultraviolet light. These CO2 lasers and beam delivery systems leverage our broad portfolio of CO2 laser optics, CdTe modulators, and high-power damage-resistant polycrystalline CVD diamond windows to route the powerful laser beam to a tin droplet from which EUV light will emanate. Due to its very high mechanical and thermal performance characteristics, our reaction-bonded SiC is used in structural support systems that are integral to EUV lithography optics to meet critical requirements for optical system stability.
Coherent lasers are widely used in both front-end and back-end applications. Our front-end laser products encompass solid-state lasers and excimer lasers designed for semiconductor inspection tasks along with CO2 lasers tailored for wafer annealing, supporting the most advanced processing nodes. We also offer a suite of lasers for a variety of advanced packaging (back-end) applications, ranging from cutting, PCB and substrate drilling, and optical debonding to numerous laser marking tasks. Beyond lasers, we have decades of experience and expertise in ceramics and metal-matrix composites that semiconductor equipment manufacturers depend on to achieve state-of-the-art semiconductor manufacturing throughput, enabled by the exceptional mechanical and thermal properties of these materials.
•Display Capital Equipment Market Vertical. We have achieved breakthrough laser innovations essential to manufacture displays for phones, tablets, computers, and televisions. Our excimer laser solutions can improve precision, combining high-spatial precision and selectivity for advanced display production; increase productivity, offering fast, large-area processing for current and future-generation modules and panels; and maximize yield and maintain it along the process chain from backplane to individual display. The majority of OLED phones have flexible OLED displays; thus, a laser lift-off process is also required. These large panels then need to be cut into smaller panels before being cut into typical smartphone shapes, which is done by our CO2 lasers. State-of-the-art mobile phones strive to guarantee a larger active area; accordingly, cuts must be precise and damage-free. UV ultrashort-pulsed lasers are therefore the preferred choice, and here again we offer an optimized portfolio of pico- and femtosecond laser sources. Beyond OLED, we are offering UV and DUV laser solutions for a broad range of applications to manufacture next-generation microLED displays. For display manufacturing, we offer a broad portfolio of laser sources and optical systems that will meet the requirements of display customers now, next, and beyond.
Communications Market Group
•Telecom Market Vertical. Coherent’s optical communications products and technologies enable next-generation high-speed optical transmission systems, networks, and datacenter solutions necessary to meet the accelerating global bandwidth demand.
Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic from video conferencing for work, school, and leisure; video downloads and streaming; live TV; social networking; online gaming; file sharing; enterprise IP/internet traffic; cloud computing; datacenter virtualization; and the new optical connectivity needed to support AI/ML.
We are a global technology leader in optical communications, providing materials, subcomponents, components, modules, and subsystems to optical component and module manufacturers, networking equipment manufacturers, datacenter operators, enterprises, and telecom service providers. We design products that meet the increasing demands for network bandwidth and data storage.
Our Telecom optical communications products can be divided into two main groups: optical transmission and optical transport. Our optical transmission products consist primarily of transmitters, receivers (as stand-alone parts or combined in different integrated solutions), transceivers, transponders, and active optical cables, which provide the fundamental optoelectronic interface for interconnecting the electronic equipment used in networks. This equipment includes switches, routers, and servers used in wireline networks. These products rely on advanced components, such as semiconductor lasers and photodetectors, in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber-optic cable at speeds ranging from less than 1 Gbps to more than 800 Gbps, and over distances of less than 10 meters to more than 5,000 kilometers, using a wide range of network protocols and physical configurations.
Our optical transport products are at the core of both terrestrial and undersea optical networks, as well as emerging space optical communications connections. Our market-leading 980 nm pump lasers are the key enablers of our erbium-doped fiber amplifiers, which boost the power of optical signals in fiber-optic cables to allow high-speed signals to be transmitted over long distances. Our 14xx nm pumps enable Raman amplification, based on the stimulated Raman scattering (SRS) effect, of the optical signal traveling over long and ultralong distances. Our latest generation of components for coherent transceivers is critical to a new generation of small-size, long-reach DWDM transmission modules operating from 100 Gbps to 1 Tbps and beyond.
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
Network changes to address AI and ML are driving the introduction of higher-speed transceivers at a faster pace than ever before. Only 20 years ago, the highest data rate for optical transceivers was 10G. Today, more than 50% of Coherent’s datacom revenue is generated by 200G and higher data-rate transceivers. Driven by the demands of growing AI/ML adoption, 800G transceivers are shipping in production and we expect the first 1.6T transceiver samples will be shipped later this calendar year. In five years, the market opportunity for 800G and 1.6T datacom transceivers is expected to be greater than all other types of datacom transceivers combined, largely driven by AI and ML.
At Coherent, we already have a complete portfolio of transceivers matched to the requirements set by AI and ML. These transceivers are protocol-agnostic, meaning the same transceiver hardware can support Ethernet and InfiniBand, as well as proprietary protocols for AI and ML such as NVIDIA’s NVLink.

Over the years, we have made strategic investments that give us a unique level of vertical integration. We not only design and manufacture our transceivers internally, but we also design and manufacture many of the components, including lasers, detectors, ICs, and passive optics. When designing a new transceiver that requires a new component, we either source that component from one of our valued development partners, or we design and manufacture it internally. We decide what to develop internally and what to develop with suppliers based on business case, time to market, and strategic considerations.
800G and 1.6T transceivers require 100G/lane and 200G/lane lasers. The type of laser used is determined by the data rate and the fiber link length. Generally speaking, interconnects in the AI/ML fabric portion of the network (Level 0) are less than 50 m, interconnects connecting ToR switches to spine switches (Level 1) are up to 500 m, and interconnects connecting switches to routers or routers to routers (telecom access) are between 2 km and 10 km. Each of these distances and applications are best served by different laser technologies.
For link distances less than 100 m, including Level 0 interconnects and a subset of Level 1 interconnects, VCSELs are used. These are based on our GaAs technology platform. VCSELs are generally the lowest-cost, lowest-power-consumption solution, and are the lasers of choice for connections of less than 100 m.
Coherent has multiple 6-inch GaAs VCSEL fabs in the U.S. and Europe. Our 100G/lane VCSELs are in production to support 400G and 800G transceivers. We are working on 200G/lane VCSELs, which will require significant changes in the VCSEL device design and fabrication.
For Level 1 switching for distances greater than can be supported by VCSELs, and for telecom access, single-mode devices are used. These devices are made from InP materials. Coherent has multiple InP fabs in the U.S. and Europe; two of them are moving to 6-inch wafer capability.
For Level 1 link distances greater than 100 m, transceivers based on silicon photonics may be used. All silicon photonics products, including some of our own, need an InP CW laser to generate the light. For Level 1 links greater than 100 m, and for telecom access (2-10 km), electro-absorption modulated lasers, or EMLs, may be used. We manufacture 100G/lane EMLs to support 400G and 800G transceivers, such as our EML-based 800G DR8 transceiver, and we introduced our 200G/lane EML in 2022.
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
Electronics Market Group
•Consumer Electronics Market Vertical. We manufacture GaAs VCSELs and VCSEL arrays, InP edge-emitting lasers and photo diodes, as well as specialty glass wafers for the consumer electronics market. Our VCSEL products leverage our world-class 6-inch GaAs platform, combining our epitaxial wafer growth and wafer fabrication capabilities. Our VCSELs have been used in consumer products such as computer mice and mobile phones for many years. Our VCSELs are also widely deployed in datacenters and HDMI optical cables as well as in vehicle steering wheels. This expertise in VCSEL technology has been leveraged for the growing sensing market. 3D sensing was the first application to drive the demand for relatively large two-dimensional VCSEL arrays. A typical design for 3D sensing requires tens or hundreds of VCSELs per chip in order to scale up the optical power required for applications such as face recognition. Therefore, 3D sensing applications created the need to scale up manufacturing to 6-inch wafer processing. Today, Coherent is one of the very few vertically integrated 6-inch VCSEL manufacturers with a proven track record in high-volume manufacturing of high-reliability, large multi-emitter VCSEL arrays designed for 3D sensing. We are also one of the very few companies that have shipped InP diode lasers and photodiodes in high volume for consumer electronics applications; these are also manufactured in-house. An increasing number of consumer devices are coming on the market with embedded VCSELs, including multiple smartphones and tablets, AR/VR headsets, smart watches, and household robots.
In addition to VCSELs, our products for the consumer electronics market include wafer-scale optics, diffraction gratings, thermoelectric coolers, driver ICs, and substrates for sensing and AR/VR applications.

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
Our industry-leading semiconductor lasers, optics, and materials can be leveraged for LiDAR systems embedded in advanced driver-assistance systems (ADAS) for autonomous vehicles. LiDAR sensors enable ADAS to perform functions such as emergency braking, distance warning, and adaptive cruise control. Coherent’s broad portfolio of components and modules for LiDAR include high-power laser diodes, fiber amplifiers, frequency-modulated continuous-wave detection solutions, optical filters for detection, mirrors for scanning, and thermoelectric coolers for temperature control. Our product offerings include edge-emitters and VCSELs that are capable of providing a wide range of wavelengths and peak powers for direct illumination and imaging in short- and long-range LiDAR solutions. Emission and return windows on LiDAR systems are available in ultrahard bulk materials such as SiC and diamond, and with optical coatings that are water-shedding and oil-resistant. Our thermoelectric coolers are qualified to automotive standards and enable LiDAR systems to operate with optimal performance and efficiency.
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
Coherent is also a world leader in innovative engineered materials and subsystems for thermal management, offering a broad portfolio that includes reaction-bonded Si/SiC materials, Al/SiC metal matrix composites, CVD diamond, single-crystal SiC, and thermoelectric coolers. With such extensive and diverse capabilities, we are uniquely positioned to deliver thermal management solutions that ideally match the performance and cost requirements of numerous applications, including: transportation, semiconductor manufacturing, information technology, life sciences, and consumer electronics.
•Wireless Market Vertical. Mobile traffic is increasing as a result of the proliferation of smartphones, tablet computers, and other mobile devices. In the mobile wireless market, we are a global leader in the strategic supply chain for materials and devices used in the latest 4G, 5G, and 6G base station infrastructure. The deployment of 5G wireless is accelerating globally, driving the demand for RF power amplifiers that can operate efficiently in new high-frequency bands and be manufactured on a technology platform that can scale to meet the growing demand. GaN-on-SiC RF power amplifiers have superior performance, compared with devices based on silicon, over a wide spectrum of 5G operating frequencies in the gigahertz range, including in the millimeter-wave bands.
We are a market leader in the technology development and large-volume manufacturing of 100 mm, 150 mm, and the industry’s first 200 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G and 5G wireless base stations. In areas of high bandwidth demand, 5G antennas with beamforming technology using multiple devices per antenna are expected to be densely deployed, increasing the demand for GaN-on-SiC power amplifiers by approximately an order of magnitude or more versus 4G antennas. Looking forward, we continue to advance the state of the art in SiC substrates, with a strong technology portfolio of over 30 active patents using highly differentiated and proprietary manufacturing platforms and technologies including crystal growth, substrate fabrication, and polishing. Our introduction of the world’s first 200 mm semi-insulating SiC substrates will enable the RF power amplifier market to continue to scale, increasingly replacing functions performed by devices based on silicon and enabling new applications.
The GaN and InP technological platform, which are within the core competencies of Coherent, are key materials also for future 6G high-efficiency power amplifiers and low-noise amplifiers, enabling the best power performance in their respective frequency ranges.
Instrumentation Market Group

•Life Sciences Market Vertical. Within the life sciences end market, we focus on instrumentation that integrates light- and/or thermal-management solutions. We segment this market into three application areas (biotechnology, analytical, and medical) and deliver targeted and unique product portfolios for each segment. We vertically integrate from the material level (with various crystals for medical laser applications, or ZnS materials for NIR and IR spectroscopy) to high-precision components, complex subassemblies, and even full subsystems. Applications within the biotechnology segment include research and diagnostic tools such as flow cytometry, genome sequencing, PCR, and sequencing, to name a few. Our broad product portfolio delivers solutions covering illumination, light management, thermal management, sample loading, and detection. Visible-wavelength lasers and multicolored laser and LED engines provide low-noise, high-performance, reliable light sources.
Optical components and subassemblies such as filters, lenses, flow cells, gratings, objective lenses, and patterned reticles are embedded into these instruments to manage light delivery and detection. Our state-of-the-art thermal engines precisely control temperature and uniformity across large areas such as plate and block assemblies, even extending to reagent or sample chilling. Finally, vertical integration into higher-level optomechanical-electrical subassemblies drives further value and decreased time to market for our customers.
Analytical instrumentation includes spectroscopy-based applications such as monitoring of air and water, food and beverage products, agriculture, and pharmaceutical quality control, as environmental and safety concerns become more prevalent. These instrumentation platforms need to be rugged enough to be deployed in the field, and often must be transportable as well. Coherent’s solutions are the building blocks – lasers and LED solutions for illumination, optics for light management, sample loading, thermal control, and integrated detection solutions. We continue to leverage our materials and components to offer subassembly-level solutions at all wavelengths, from UV to NIR and IR.
Medical applications comprise instrumentation that is used in the direct treatment of patients and includes medical lasers, imaging, point-of-care wearables, and thermal-based treatment solutions. Medical laser and clinical procedures are increasingly performed with systems that integrate our lasers, optics, and thermal solutions. These applications are performed at or near the patient, demanding extreme precision and often requiring complex designs that can reach into the NIR and IR wavelengths. Applications are varied, from laser-based treatments (ophthalmic, dental, aesthetic/dermatological, and surgical) to medical imaging and even point-of-care diagnostics. Coherent’s semiconductor laser bars and stacks are used in applications such as hair and wrinkle removal, and femtosecond lasers combined with excimer lasers are used for common procedures like LASIK. Crystals and laser cavities, along with custom-designed lens assemblies, are used for ophthalmic, dental, and dermatological surgeries. CO2 lasers are specifically used in hard- and soft-tissue dental procedures. Thermal components and subassemblies deliver solutions for medical-based applications such as providing heating and cooling to the human body and medical laser temperature control.
We are uniquely positioned to leverage an expansive portfolio, decades of engineering expertise, global manufacturing, and vertical integration to meet performance, quality, and cost-reduction requirements. Coherent is a system-level partner from proof of concept to design and volume manufacturing, actively contributing to the global effort to address healthcare, environmental, and safety solutions.
•Scientific Research Market Vertical. Our products include CW lasers for microscopy, advanced ultrafast-pulsed laser sources, and high-energy pulsed excimer gas lasers. These systems are sold to universities and research institutions across the globe, fueling ideas for the next generation of materials, processes, medical diagnostics, and treatments that address some of the greatest challenges for humanity today. Our window to advanced research also ensures that we stay close to the latest emerging technologies and materials (for example, neuroscience advancements, optogenetic studies, and fusion research), steering our product roadmaps for the next generation of advanced manufacturing and instrumentation tools.
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

Our sales force develops effective communications with our OEM and end-user customers worldwide. Products are actively marketed through key account relationships, personal selling, select advertising, attendance at trade shows, digital marketing, and customer partnerships. Our sales force includes a highly trained technical sales support team to assist customers in designing, testing, and qualifying our products as key components of our customers’ systems. As of June 30, 2024, we employed approximately 624 individuals in sales, marketing, and support.
We do business with a number of customers in the aerospace & defense industry, who in turn generally contract with a governmental entity, typically a U.S. government agency.
We had one customer who contributed more than 10% of revenue during fiscal 2024.
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
•InnoLight Technology Corp.
•IPG Photonics, Inc.
•Lumentum Operations LLC
•MKS Instruments, Inc.
•Molex, LLC
•O-Net Technologies (Shenzhen) Group Co., Ltd.
•Sony Group Corporation
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
Research and Development
During the fiscal year ended June 30, 2024, we continued to identify, invest in, and focus our R&D on new products and platform technologies in an effort to accelerate our organic growth. This approach is managed under a disciplined innovation program that we refer to as the Coherent Phase Gate Process.
We devote significant resources to R&D programs directed at the continuous improvement of our existing products and processes, and to the timely development of new materials, technologies, platforms, and products. We believe that our R&D activities are essential to establishing and maintaining a leadership position in each of the markets we serve. In addition, certain manufacturing personnel support or participate in our R&D efforts on an ongoing basis. We believe the close interaction between the development and manufacturing functions enhances the direction of our projects, reducing costs and accelerating technology transfers. It also offers development opportunities to our employees.

During the fiscal year ended June 30, 2024, we focused our R&D investments in the following areas:

Networking
Area of Development:	Our R&D Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications; develop new platforms and capabilities
Datacom transceivers	Enhance high-end 800G/1.6T product development, including RF and packaging designs; explore high-density, high-bandwidth co-packaged designs with VCSELs and through silicon photonics-based designs; continue to develop vertically integrated designs, including with lasers and ICs; continue cost reduction on 400G/200G and 10G-100G products by leveraging our engineering resources and manufacturing scale
Optical circuit switch (OCS)	Develop the OCS product family for AI/ML and hyperscale data centers based on the digital liquid-crystal technology that underpins one of our WSS product lines
Coherent optics and transceivers	Drive further integration to reduce size and power consumption; increase bandwidth to enable 100G/200G/400G/800G coherent transceivers; optimize product cost with new design architectures and more efficient manufacturing flow
Integrated circuits	Develop high-speed integrated circuits for data communications and coherent optical communications
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio and flexible manufacturing footprint to address evolving terrestrial and undersea markets
Develop InP growth and processing capability together with associated packaging technology for Raman amplification applications
Optical amplifiers and subsystems	Invest in and broaden the range of amplifiers and integrated subsystems, including ROADMs
Optoelectronic chip hybrid integration platform (OCHIP)	Develop wafer-scale assembly technologies and processes for integration of lasers, optics, and ICs
Silicon photonics devices	Develop silicon-based photonic devices for coherent and direct-detection transceivers and co-packaging solutions
Wavelength selective switches	Develop LC and LCoS technologies and associated module designs for WSS; invest in manufacturing equipment, including the WSS automated assembly platform
Optical monitoring	Continue optical channel monitoring investment
Develop OTDRs to monitor the health of the fiber plant
Micro-optics manufacturing	Shift toward smaller, more compact optics and automated assembly platforms and packages
Invest in manufacturing equipment for computerized processes

Materials
Area of Development:	Our R&D Investments:
High-power laser diodes Semiconductor lasers Devices for optical communications, sensing, and high-volume manufacturing	Increase output power and reliability of edge-emitting laser diodes for fiber laser, optical communications, and sensing applications
Develop high-power VCSELs, including multi-junction VCSELs for 3D sensing and consumer devices as well as next-generation, high-speed VCSELs for datacom applications
Develop high-power and high-speed InP lasers, detectors, and components for applications in optical communications and sensing

High-power beam delivery	Develop multi-kW beam delivery systems and cables for welding and cutting
CVD diamond technology	Develop CVD diamond for EUV applications and as substrates for high-performance RF devices
Broaden our portfolio beyond infrared window applications
SiC technology SiC epitaxial wafers, devices, and modules	Develop advanced SiC substrate growth technologies to support emerging markets in GaN RF and SiC power electronics
Continuous improvement to maintain world-class, high-quality, large-diameter substrates and epitaxial wafers
Develop SiC epitaxial wafers, SiC diodes and MOSFET devices, and SiC power modules
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating
Focus on thermoelectric power-generation capability in order to introduce new products
Metal matrix composites and reaction-bonded ceramics	Support industrial customers in developing application-specific material wear-out, lightweight high-mechanical-stability materials, and thermal-management solutions
Fiber laser technologies	Develop high-power fiber laser technologies for aerospace & defense and commercial applications
High-speed ICs	Develop high-performance analog TIAs, laser drivers, and clock and data-recovery retimer ICs
Battery technology	Develop technology for lithium-ion batteries and battery recycling processes
Additive manufacturing	Develop alloys and multibeam delivery systems for laser additive manufacturing
Develop binder jet additive manufacturing for advanced ceramic components

Lasers
Area of Development:	Our R&D Investments:
Diode-pumped solid-state lasers	Continue to develop solid-state lasers for industrial applications for materials processing, instrumentation, and scientific applications, including extension of wavelengths using nonlinear optics (harmonic generation), especially into the ultraviolet wavelength range
Continuous-wave operation as well as pulsed systems with pulses in the range of 400 fs to 100 ns
Ultrafast fiber lasers
Continued development of industrial femtosecond fiber lasers with 50-200 μJ pulse energy, including UV generation, for semiconductor capital equipment and display manufacturing; power-scaling and wavelength range extension for low energy (<1 μJ), high repetition rate (80 MHz), femtosecond fiber laser systems used in multi-photon imaging

Femtosecond oscillators and amplifiers	Continue to develop ultrafast laser systems for scientific applications based on Ti:sapphire and Yb-doped gain materials with sub-100-fs pulse duration
Optically pumped semiconductor lasers (OPSLs)	Continue to broaden the product portfolio of continuous-wave, visible, and ultraviolet OPSLs by offering new wavelengths, increasing the output power and further reducing the product footprint; this includes the development of single-frequency ultraviolet cw OPSL-based systems
Semiconductor lasers	Increase output power and reliability of GaAs- and InP-based edge-emitting semiconductor lasers (single emitters, bars, stacks, and fiber-coupled modules) for laser pumping, industrial, and defense applications
Excimer lasers and excimer laser tools	Continue to support existing excimer laser-based applications in display manufacturing, instrumentation, and materials processing. Increase output power and reliability of pulsed excimer lasers (wavelength range of 193 nm to 308 nm) and continue to develop new excimer laser-based tools for display manufacturing

CO2 lasers
Continue to develop medium-power slab waveguide CO2 lasers (20 W to 1 kW) used in industrial applications with an emphasis on improved reliability and decreased cost; continue to develop and support new applications for high-power slab waveguide CO2 lasers with average output powers of up to 8 kW

Laser tools	Continue to develop laser-based tools used for marking, cutting, and welding applications with an emphasis on process control
Laser crystal and nonlinear crystal growth	Support and optimize growth processes of laser crystals (e.g., Nd:YVO4, Nd:YAG, Yb:YAG, Yb:KYW, Yb:CALGO) and nonlinear crystals (e.g., LBO, BBO) used in laser systems; continued improvement in crystal quality (absorption, homogeneity, scattering) and in crystal lifetime during laser operation
Optical fibers	Continue to broaden the portfolio of passive optical fibers and doped active fibers (doped with Nd, Yb, Er, Tm) and develop novel fiber designs for improved fiber laser performance
Optical components for laser systems	Continued development of optical components used in laser systems, including isolators, rotators, volume Bragg gratings; continued improvement of optical coatings for laser mirrors and lenses
Large-scale mirrors and lenses	Invest in fabrication technologies for large-sized lenses and mirrors used in astronomy and aerospace & defense applications; support fabrication of large-dimension cylinder lenses for excimer-based laser tools used in display manufacturing

Other R&D
Area of Development:	Our R&D Investments:
Space-based laser communications	Develop technology and devices for space-based laser communications
R&D expenditures were $479 million, $500 million, and $377 million for the fiscal years 2024, 2023, and 2022, respectively.
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
Trade Secrets, Patents, and Trademarks

Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective intellectual property licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. As of June 30, 2024, we had a total of approximately 3,100 patents globally.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2024, are set forth below. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Jim Anderson	51	Chief Executive Officer
Giovanni Barbarossa	61	Chief Strategy Officer and President, Materials
Walter R. Bashaw II	58	President
Richard Martucci	56	Interim Chief Financial Officer and Treasurer
Christopher Koeppen	52	Chief Innovation Officer
Julie Sheridan Eng	56	Chief Technology Officer
Ronald Basso	63	Chief Legal and Compliance Officer & Secretary
Ilaria Mocciaro	53	Chief Accounting Officer

Jim Anderson was appointed Chief Executive Officer of Coherent Corp. and a member of the Board of Directors on June 3, 2024. He previously served as a director and as President and Chief Executive Officer of Lattice Semiconductor Corporation since September 2018. Prior to joining Lattice, Mr. Anderson served as the Senior Vice President and General Manager of the Computing and Graphics Business Group at Advanced Micro Devices, Inc. (AMD). Prior to AMD, Mr. Anderson held a broad range of leadership positions spanning general management, engineering, sales, marketing, and corporate strategy at companies including Intel, Broadcom (formerly Avago Technologies), and LSI Corporation. Mr. Anderson served on the Board of Directors of Entegris, Inc., from March 2023 to July 2024 and on the Board of Directors of the Semiconductor Industry Association through June 2024. He previously served on the Board of Directors of Sierra Wireless from April 2020 to January 2023. Mr. Anderson earned an MBA and Master of Science degree in electrical engineering and computer science from the Massachusetts Institute of Technology, a Master of Science degree in electrical engineering from Purdue University, and a bachelor’s degree in electrical engineering from the University of Minnesota.
Giovanni Barbarossa joined the Company in 2012 and has been the Chief Strategy Officer of the Company and the President of the Materials Segment since July 2019. Previously, he was the Chief Technology Officer of the Company and the President of the Laser Solutions Segment. Dr. Barbarossa was employed at Avanex Corporation from 2000 through 2009, serving in various executive positions in product development and general management, ultimately serving as the President and Chief Executive Officer. When Avanex merged with Bookham Technology, forming Oclaro, Inc., Dr. Barbarossa became a member of the Board of Directors of Oclaro and served as such from 2009 to 2012. Previously, he had management responsibilities at British Telecom, AT&T Bell Labs, Lucent Technologies, and Hewlett Packard. Dr. Barbarossa graduated from the University of Bari, Italy, with a B.S. in Electrical Engineering, and has a Ph.D. in Photonics from the University of Glasgow, U.K.
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

Richard Martucci has been the interim Chief Financial Officer and interim Treasurer for Coherent Corp since September 2023. He joined Coherent in 2015 as the Infrared Optics Division Controller and since then has served as the Lasers Solutions Segment Vice President of Finance, the Materials Segment Vice President of Finance, and most recently the Senior Vice President of Business Operations. Prior to joining Coherent, Mr. Martucci served in various financial roles at Xylem Inc. and Thermo Fisher Scientific Inc. He has over 30 years’ experience in finance and manufacturing operations across several industries. Mr. Martucci holds a bachelor of science degree in Business Administration from Robert Morris University and a MBA from Gannon University. He is a registered CPA in the state of Illinois.
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
Julie Sheridan Eng was appointed Chief Technology Officer of the Company in October 2022. Prior to becoming CTO, Dr. Eng served as Senior Vice President and General Manager of the Company’s Optoelectronic Devices and Modules Business Unit. Dr. Eng joined the Company in 2019 with the acquisition of Finisar Corporation, where she held various senior management positions, including Executive Vice President and General Manager of 3D Sensing, and Executive Vice President of Datacom Engineering. Dr. Eng spent over 20 years in the optoelectronics and optical communications industries, including roles at AT&T, Lucent, and Agere. Dr. Eng received her PhD and M.S. in electrical Engineering from Stanford, and an M.S. and B.A. from Bryn Mawr College (summa cum laude) and a B.S., with honors from the California Institute of Technology (Caltech). In 2022, Dr. Eng was elected a Fellow of Optica (formerly the Optical Society of America) for distinguished contributions to the advancement of optics and photonics.
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
Ilaria Mocciaro joined Coherent Corp. in February 2023 as the Senior Vice President, Chief Accounting Officer, and Corporate Controller. Ms. Mocciaro joined Coherent from CDW, where she was the Vice President, Chief Accounting Officer, and Controller from 2020 to 2022. From 2016 to 2020, she was the Senior Vice President, Chief Accounting Officer, and Global Controller at Anixter International Inc., where she helped close the sale of Anixter to Wesco. From 2011 to 2016, Ms. Mocciaro was the Chief Accounting Officer of the agricultural and construction equipment segments at CNH Industrial N.V., after serving as Director of Accounting and Reporting. She led Internal Audit at McMaster-Carr Supply Company from 2010 to 2011 and previously held several management positions at Ernst & Young LLP in Chicago and Milan, Italy, from 1997 to 2010. Ms. Mocciaro holds a B.A. degree in Accounting and Business Administration from the Catholic University of the Sacred Heart (Università Cattolica del Sacro Cuore) in Milan.
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

Item 1A.     RISK FACTORS
The following are certain risk factors that could affect our business, results of operations, financial condition or cash flows. These risk factors should be considered along with any forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the material risks that we face. If any of the following occur, our business, results of operations, financial position, or cash flows could be adversely affected. You should carefully consider these factors, as well as the other information contained in this Annual Report on Form 10-K, when evaluating an investment in our securities.
Risks Relating to Our Business and Our Industry
Investments in future markets of potential significant growth may not result in the expected return.
We continue to make investments in programs with the goal of gaining a greater share of end markets using laser systems, semiconductor lasers and components, including the key components for fast growth markets. We cannot guarantee that our investments in capital and capabilities will be sufficient. The potential end markets, as well as our ability to gain market share in such markets, may not materialize on the timeline anticipated or at all. We cannot be sure of the end market price, specification, or yield for products incorporating our technologies. Our technologies could fail to fulfill, partially or completely, our target customers’ specifications. We cannot guarantee the end market customers’ acceptance of our technologies. Further, we may be unable to fulfill the terms of our contracts with our target customers, which could result in penalties of a material nature, including damages, loss of market share, and loss of reputation.
Our competitive position depends on our ability to develop new products and processes.
To meet our strategic objectives, we must develop, manufacture, and market new products and continue to update our existing products and processes to keep pace with sudden increases in market demand and other market developments and to address increasingly sophisticated customer requirements. Our success in developing and selling new and enhanced products and processes depends upon a variety of factors, including strategic product selection, efficient completion of product design and development, timely implementation of manufacturing and assembly processes, effective sales and marketing, and high-quality and successful product performance in the market.
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
Our competitive position may require significant investments.

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
We have acquired several relatively large companies, including Finisar Corporation in September 2019 and Coherent, Inc. in July 2022. We expect to expand and diversify our operations with additional acquisitions, but we may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable competition laws and other regulations may limit our ability to acquire targets, integrate businesses, or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets. To the extent that we complete acquisitions, we may be unsuccessful in integrating acquired companies or product lines with existing operations, or the integration may be more difficult or more costly than anticipated.
We incurred substantial expenses related to the acquisition of Coherent, Inc. and we continue to incur substantial expenses related to the integration of Coherent, Inc. and its subsidiaries. Some of the risks that may affect our ability to integrate or realize anticipated benefits from acquired companies, businesses, or assets include those associated with:
•a significant negative financial result from the acquired company relative to our pre-acquisition expectations;
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
We are subject to complex and rapidly changing import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
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
Alternatively, downturns in the industries in which we compete, or changes in technology, may cause our customers to significantly and abruptly reduce their demand, or even cancel orders. With respect to orders we initiate with our suppliers to address anticipated demand from our customers, certain suppliers may have required noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Unexpected declines in customer demands can result in excess or obsolete inventory and additional charges. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.
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
We have supply agreements with some customers that require us to supply products and allocate sufficient capacity to make these products. We have also agreed to pricing schedules and methodologies that could result in penalties if we fail to meet development, supply, capacity, and quality commitments. Failure to do so may cause us to be unable to generate the amount of revenue or the level of profitability we expect from these arrangements. Our ability to realize a profit under some of these agreements will be subject to the level of customer demand, the cost of maintaining facilities and manufacturing capacity, and supply chain capability. If we fail to fulfill our commitments under these supply agreements, our business, after using all remedies available, financial condition, and results of operations may suffer a material adverse effect.
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

Some of our products, for example in the OLED display industry, require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers’ technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such orders into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations, we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers' supply chain, orders from our customers could decrease or be delayed.
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
The semiconductor capital equipment market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. Situations where either our customers’ or our products fail to gain market acceptance, or the semiconductor capital equipment market fails to grow, it would likely have a significant negative effect on our business and results of operations.
There are risks associated with our participation in the display capital equipment market, including there being a relatively limited number of end customer manufacturers.
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
We are exposed to a variety of market risks, including the effects of increases in commodity prices and diminished availability of rare earth minerals and noble gases. Our businesses purchase, produce, and sell raw materials based upon quoted market prices from minor metal exchanges. The negative impact from increases in commodity prices and diminished availability of rare earth minerals and noble gases might not be recovered through our product sales, which could have a material adverse effect on our results of operations and financial condition.
Changes in trade policies, such as increased import duties, could increase the costs of goods imported into the United States or China.
In March 2018, the United States announced new steel and aluminum tariffs. Then, in July 2018, the United States imposed increased tariffs on products of Chinese origin, and China responded by increasing tariffs on U.S.-origin goods. On the export side, denial orders and placing companies on the U.S. Entity List could decrease our access to customers, suppliers, and markets and materially impact our revenues in the aggregate. In April 2018, for example, the U.S. Department of Commerce issued a denial order against two companies in the telecommunications market. In 2019 and 2020, the U.S. Department of Commerce placed a number of entities on the U.S. Entity List. If we cannot obtain relief from, or take other action to mitigate the impact of, these additional duties and restrictions and duties, our business and profits may be materially and adversely affected. Further changes in the trade policy of the United States or of other countries in which we do cross-border business, or additional sanctions, could result in retaliatory actions by other countries that could materially and negatively impact the volume of economic activity in the United States or globally, which, in turn, may decrease our access to customers and markets, reduce our revenues, and increase our operating costs.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates, or holds assets or liabilities in a currency different from its functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, either of which may have an adverse effect on our financial condition, cash flows, and profitability. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the United States.
Inflation and increased borrowing costs could impact our cash flows and profitability.
Prolonged periods of inflation have the potential to adversely affect our business, results of operations, financial condition and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has and may continue to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, world events such as the conflict between Russia and Ukraine could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Additionally, our borrowing costs, including those under our current credit agreement, dated as of July 1, 2022, by and among us, the lenders and other parties thereto, and JP Morgan Chase Bank, NA, as administrative agent and collateral agent (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), increase or decrease (i.e., “float”) based on interest rate benchmarks. As governments increase interest rate benchmarks to combat inflation, our borrowing costs increase. Although we may take measures to mitigate the impact of this inflation through pricing actions, efficiency gains and interest rate hedging, if these measures are not effective to our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations, and financial results. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event that our lenders accelerate the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Credit Agreement would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
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
Asserting our intellectual property rights or defending against third-party claims could involve substantial expense. In the event that a third party were successful in a claim that one of our products or processes infringed its proprietary rights, we could be required to pay substantial damages or royalties, or spend substantial amounts in order to obtain a license or modify our products or processes so that they no longer infringe such proprietary rights. Any such event could have a material adverse effect on our business, results of operations, or financial condition.
The design, processes, and specialized equipment utilized in our engineered materials, advanced components, and subsystems are innovative, complex, and difficult to duplicate. However, there can be no assurance that others will not develop or patent similar technology, or that all aspects of our proprietary technology will be protected. Others have obtained patents covering a variety of materials, devices, equipment, configurations, products, and processes, and others could obtain patents covering technology similar to ours. We may be required to obtain licenses under such patents, and there can be no assurance that we would be able to obtain such licenses, if required, on commercially reasonable terms, or that claims regarding rights to technology will not be asserted that may adversely affect our results of operations. In addition, our research and development contracts with agencies of the U.S. government present a risk that project-specific technology could be disclosed to competitors as contract reporting requirements are fulfilled. We also enter development projects from time to time that might result in intellectual property developed during a project that is assigned to the other party without us retaining rights to that intellectual property or is jointly owned with the other party.
Our global operations are subject to complex and rapidly changing legal and regulatory requirements.
We manufacture products in numerous countries worldwide. Operations inside and outside of the United States are subject to many legal and regulatory requirements, some of which are not aligned with others. These include tariffs, quotas, taxes and other market barriers, restrictions on the export or import of technology, potentially limited intellectual property protection, import and export requirements and restrictions, anti-corruption and anti-bribery laws, foreign exchange controls and cash repatriation restrictions, foreign investment rules and regulations, financial accounting and reporting rules and regulations, competition laws, employment and labor laws, pensions and social insurance, and environmental health and safety laws and regulations. We are also subject to a number of laws, rules, regulations, and reporting requirements regarding cybersecurity, data privacy, data residency, data localization, and artificial intelligence, and other data processing activities, which are rapidly evolving in the United States and in many other jurisdictions in which we operate.

Compliance with the myriad of global laws and regulations to which we are subject can be onerous and expensive, and requirements differ among jurisdictions. New laws, changes in existing laws, and abrogation of local regulations by national laws also result in significant uncertainties in how they will be interpreted and enforced. Failure to comply with any of these United States and/or foreign laws and regulations could have a material adverse effect on our business, results of operations, or financial condition.
Given the size, nature and complexity of our business and the extensive and varying nature of the global legal and regulatory requirements to which we are subject, we are particularly susceptible to investigations, claims, disputes, enforcement actions, prosecutions, litigation and other legal proceedings that could ultimately be resolved against us. We are and may become subject to legal proceedings globally (including criminal, civil and administrative) across a broad range of matters, including, but not limited to intellectual property claims, employment matters, contractual disputes, etc. These matters can result in settlements, administrative, civil or criminal fines, penalties or other sanctions, monetary damages awards, non-monetary relief, and other liabilities; and they could also damage our reputation and make it significantly more difficult for use to compete and generate new business and sales contracts.
Investigations, claims, disputes, enforcement actions, litigation or other legal proceedings could have a material adverse effect on our business, results of operations, or financial condition.
We may face particular data privacy and security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data.
We may face particular privacy, security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data in the jurisdictions in which we operate or do business, including, for example, the European Union’s EU General Data Protection Regulation (“GDPR”) the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020) (the “CCPA”), China’s Personal Information Protection Law, Data Security Law and Cybersecurity Law (together, “China DP Law”), as well as newly enacted or amended privacy and data protection laws, such as the India Digital Personal Data Protection Act 2023 (the “DPDP Act”), Vietnam’s Decree No. 13/2023/ND-CP on the Protection of Personal Data (the “PDPD”), South Korea’s Personal Information Protection Act (as amended in 2023) (the “PDPL”). Privacy, cybersecurity and data protection laws are rapidly developing and evolving and associated regulatory, enforcement and litigation trends and risks continue to evolve as well. Compliance with global privacy and security laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.
Further, the obligations and requirements we are subject to vary, and in some cases may conflict, under global privacy, cybersecurity and data protection laws. While we have taken significant measures to minimize the risks of enforcement and privacy-related claims, comply with data protection laws, and implement safeguards and compliance measures for cross-border data transfers, given the shifting compliance and enforcement landscape, the geographic scope of our business, and the varying laws and legal obligations to which we are subject, we may face threatened or actual enforcement actions and other claims related to our compliance with applicable privacy, cybersecurity and data protection laws.
Violations of these privacy, cybersecurity, and data protection laws may be subject to significant penalties and damages. For example, failure to comply with GDPR requirements is subject to fines of up to 20 million Euro or 4% of global annual revenues, whichever is higher. In addition, we could be subject to actual or threatened class actions under certain laws, such as the (which provides a private right of action to individuals for certain data breaches) and the California Information Privacy Act.
The costs of compliance with privacy, cybersecurity and data protection laws continue to increase as do the risks of enforcement, and cumulatively the impact of these could have a material effect on our business, results of operations, or financial condition.
Cybersecurity attacks and incidents and other vulnerabilities could subject us to costly damages, claims and expenses, harm to our reputation or competitive position, or disrupt our operations and business.
We depend on secure information technology for our business and are exposed to risks related to cybersecurity threats and other cyber incidents affecting our operations, facilities, systems and networks, and those of our customers, suppliers and service providers, and other third parties.
We have experienced cybersecurity incidents and some of these have resulted in data breaches. Thus far, none of these incidents or breaches have materially affected our ability to conduct our business, our results of operations, or our financial condition. However, we continue to face cyber and other security threats. Particularly in light of the nature of our industry, size of our company and workforce, reliance on third party suppliers and information technology and the global scope of our operations, we expect we will be subject to additional cyber-attacks and other security incidents in the future, including from nation states and non-state actors. While we continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes designed to help protect our systems and infrastructure, and the information they contain, given the complex, ongoing, and evolving nature of cyber and other security threats, these efforts may not be fully effective, particularly against previously unknown vulnerabilities and third party risks that go undetected for an extended period of time.
Our information technology and cybersecurity program also incorporate and rely on technology, products and services that are provided by service providers and other third parties (“third parties”), which means that Company is susceptible to certain vulnerabilities, outages and other incidents impacting these third parties and the technology, products and services they provide (“third party technology”). Further, our customers, vendors and other service providers also rely on third-party technology, which means that we may also be impacted by incidents affecting the third-party technology that our customers, vendors and service providers use and rely on. In some cases our customers, vendors and other service providers may rely on the same third-party technology as we do, which means that outages, errors and other incidents impacting third parties and third party technology can impact both us, as well as our customers, vendors and service providers, which can have a compounding effect.
Cyber events (including cybersecurity incidents, breaches, outages and other incidents), if not prevented or effectively mitigated, have caused and could cause harm and require remedial actions. They could also damage our reputation, disrupt performance, impact our ability to obtain future insurance coverage, and lead to loss of business, regulatory actions, liabilities or other financial losses, for which we do not have adequate sources of recovery. The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our business, results of operations, or financial condition.
Data breaches and other events and incidents that impact the confidentiality, availability, and integration of information and assets could disrupt our operations, subject us to legal claims, and impact our financial results.
In the course of our business, we collect and store sensitive data, including intellectual property (both our own and that of our customers) and other proprietary business information, as well as personal and confidential data regarding our employees, vendors, partners, customers and other business contacts, and other regulated or protected data. Security breaches and other incidents impacting our network, systems or data, including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns and unauthorized disclosure of confidential information. We could be subject to service outages or breaches of security that result in unauthorized access to, use, disclosure, acquisition or processing of sensitive data or other assets, and other incidents that lead to the corruption, misappropriation or loss, or otherwise impact the availability of, sensitive data or assets. If we are unable to prevent or fully mitigate the risks or potential harm from such incidents or breaches, our operations could be disrupted or we could suffer legal claims, loss of reputation, financial loss, loss of contracts or business opportunities, property damage, or regulatory penalties.
In addition, some of the privacy, cybersecurity and data protection laws that we are subject to require that we report data breaches and other cybersecurity incidents to regulators and impacted individuals, including incidents occurring or impacting our vendors and service providers. For example, in the EU, the GDPR, and in the United States, all fifty states and certain federal regulations, require notice or reporting of certain breaches of personal data. In addition, some laws including certain U.S. federal laws and regulations, require reporting of certain cybersecurity incidents regardless of whether a data breach has occurred. In some cases, breaches and incidents may be reported to multiple regulators and public bodies, which can lead to increased risks of regulatory scrutiny, enforcement actions, reputational harm and other adverse impacts to our business.
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
With respect to the manufacturing, use, storage, and disposal of the low-level radioactive material thorium fluoride, our United States facilities and procedures have been inspected and licensed by the Nuclear Regulatory Commission. Thorium-bearing by-products are collected and shipped as solid waste to a government-approved low-level radioactive waste disposal site in Clive, Utah.

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
As of June 30, 2024, we had approximately $4.1 billion of outstanding indebtedness on a consolidated basis, including under (i) our $850 million senior secured term loan A facility (the “Term A Facility”), (ii) our $2.8 billion senior secured term loan B facility (the “Term Loan B Facility”, and together with the Term A Facility, the “Senior Credit Facilities”) and (iii) our $990 million 5.000% senior notes due 2029 (the “2029 Notes”). Additionally, we have $346 million of undrawn capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”). We may also incur additional indebtedness in the future by entering into new financing arrangements. Our indebtedness could have important consequences for us, including:
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
The Credit Agreement and the Indenture, dated as of December 10, 2021 (as amended, restated, supplemented and/or otherwise modified from time to time, the “Indenture”), which provides for the 2029 Notes, contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things.
In addition, the Term Loan A Facility and Revolving Credit Facility require that the Company maintain (i) a maximum total net leverage ratio, as defined in the New Credit Agreement, of 4.00 to 1.00 from December 31, 2023 through maturity and (ii) an interest coverage ratio, as defined in the Credit Agreement, of at least 2.50 to 1.00.
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
In addition, we are subject to regular examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. This includes challenges to our intercompany transfer pricing arrangements and charges and the appropriate level of profitability for our entities. The various tax authorities may also challenge recent legal entity restructuring and integration undertaken to facilitate cost reductions and the increased efficiency of our business and finance activities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and Competent Authority processes to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provision and accruals, which could materially and adversely affect our business, results of operations, or financial condition.
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
A small number of customers have consistently accounted for a significant portion of our revenues, with one customer contributing more than 10% of total revenues in fiscal 2024. Our success will depend on our continued ability to develop and manage relationships with our large customers and their continued need for our products. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing large customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed, or cancelled. The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers.
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
As a result of the Restructuring Plan, we expect to incur approximately $175 million to $200 million of pre-tax charges in the fiscal years 2023 to 2025 primarily as a result of the reduction in force and facility consolidations related to the closure and relocation of sites. We also have incurred, and may continue to incur, additional costs in the near term, including cash payments related to severance, employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense.
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
We are subject to a number of risks associated with the equity investments contemplated by the respective investment agreements entered into with Denso Corporation and Mitsubishi Electric Corporation and certain related supply arrangements, and these risks could adversely impact our operations, financial condition and business.
On October 10, 2023, Silicon Carbide LLC (“Silicon Carbide”), a wholly owned subsidiary of the Company, entered into (i) an investment agreement (the “Denso Investment Agreement”) with Denso Corporation (“Denso”) pursuant to which Silicon Carbide issued and sold to Denso 16,666,667 Class A Common Units of Silicon Carbide (“Common Units”) for an aggregate purchase price of $500,000,000, and (ii) an investment agreement (together with the Denso Investment Agreement, the “Investment Agreements”) with Mitsubishi Electric Corporation (“MELCO”) pursuant to which Silicon Carbide issued and sold to MELCO 16,666,667 Common Units for an aggregate purchase price of $500,000,000 (the issuance and sale of the Common Units to Denso and MELCO, collectively the “Equity Investments”). Following the Equity Investments and as of June 30, 2024, the Company owns approximately 75% of Silicon Carbide’s outstanding Common Units, Denso owns approximately 12.5% of the outstanding Common Units and MELCO owns approximately 12.5% of the outstanding Common Units. In connection with the entrance into the Investment Agreements, Silicon Carbide also entered into certain supply arrangements with each of MELCO and Denso pursuant to which Silicon Carbide will supply 150 mm and 200 mm silicon carbide substrates and epitaxial wafers.
We are subject to a number of risks associated with this transaction, including risks associated with:
•the separation of our silicon carbide business in accordance with the terms of the Investment Agreements;
•unfavorable reaction to the Equity Investments by customers, competitors, suppliers and employees;
•the disruption to and uncertainty in our silicon carbide business and our relationships with our customers, including attempts by our customers to terminate or renegotiate their relationships with us or decisions by our customers to defer or delay purchases from us; and
•difficulties in hiring, retaining and motivating key personnel as a result of uncertainties generated by this process or any developments or actions relating to it.
As a result of these risks, we may be unable to realize the anticipated benefits of the Equity Investments and related supply arrangements. Our failure to realize the anticipated benefits of the Equity Investments and related supply arrangements would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.

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
Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite life intangible assets are required to be tested for impairment at least annually. Factors that may be considered in determining whether a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

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
The trading prices for our common stock varied between a high of $73.98 per share and a low of $28.92 per share in the fiscal year ended June 30, 2024. The market prices of our securities could fluctuate significantly for many reasons, including the following:
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
In addition, stock markets have experienced extreme price and volume fluctuations in recent years. Moreover, these fluctuations frequently have been unrelated to the operating performance or underlying fundamentals of the affected companies. These broad market fluctuations, including fluctuations within our industry peer group, may adversely affect the market price of our common stock. These fluctuations may be unrelated to our performance or out of our control, and could lead to securities class action litigations that could result in substantial expenses and diversion of management’s attention and corporate resources, any or all of which could adversely affect our business, financial condition, and results of operations.

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
Our common stock is subordinate to our existing and future indebtedness, the Series B Preferred Stock, and any other preferred stock we may issue in the future. Our Series B Preferred Stock ranks junior to all of our and our subsidiaries’ consolidated liabilities.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Coherent’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, suppliers, business partners, employees, shareholders and other stakeholders. One of the critical factors in maintaining this trust is by the Board being involved in oversight of the Company’s enterprise risk management (“ERM”) program, of which cybersecurity represents a critical component. Coherent’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, and the International Standards Organization Risk Management Guidelines (ISO 31000), as well as other applicable industry standards.
Governance: Coherent’s cybersecurity program is overseen by the Board’s Environment, Sustainability and Governance (“ESG”) committee. The ESG Committee is briefed quarterly by management on, among other things, updates to cybersecurity and related programs, and notable cyber incidents, threats and vulnerabilities, and provides direction on cybersecurity risk management. In addition, Coherent has established a Crisis Management Team (CMT) with responsibility for, among other things, oversight and management of cybersecurity events, including significant and material cybersecurity events. The CMT reports, as appropriate, to the ESG Committee. The CMT is headed by Coherent’s Chief Risk Officer (CRO). Additionally, Coherent has a dedicated internal cybersecurity team (Cybersecurity Team), managed by the Global Head of Cybersecurity.
Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. On a regular meeting cadence, Coherent’s President convenes a senior cybersecurity committee for reporting and planning. The committee consists of the Chief Information Officer (CIO), the Global Head of Cybersecurity, the Vice President of IT Operations, the Senior Director of IT Security, the General Counsel for Technology and Risk Management, and the CRO. Members of partner technology-risk advisory firms and Coherent internal experts from other disciplines participate in committee activities as needed from time to time.
As to experience of the various members of Coherent’s cybersecurity functional team, the CIO is a technology executive with over 25 years of experience at public companies, specializing in IT leadership, cybersecurity, and strategic technology initiatives, including leading risk management, data governance, compliance, and SOX audits, aligning technology with business goals and robust data protection. He holds a B.S. in Electrical Engineering and ITIL certification. The Coherent Global Privacy Officer earned a B.A. and a Juris Doctor degree and has over 20 years of experience in legal practice, focusing specifically on privacy law for the past eight years. Additionally, the Coherent Global Privacy Officer is an active member of the International Association of Privacy Professionals (IAPP) and holds both the Certified Information Privacy Professional/Europe (CIPP/E) and Certified Information Privacy Manager (CIPM) certifications from the IAPP. The General Counsel for Technology and Risk Management holds a B.S. in Industrial Engineering, and a Juris Doctor degree and has over 38 years of experience in legal practice, 25 years of which specifically representing businesses and financial institutions in data security and privacy in both private practice and as at in-house attorney at various private and public companies. The Senior Manager, Security, Risk & Compliance, has been in Information Technology for 25 years and in IT security for 16 years, and holds a B.S. in Computer Science, with a minor in Mathematics, and an ISC2 CISSP Certification. He is a member of the ACM and a Senior Member of the IEEE. The Senior Director of Information Security is a CISSP and member of ISSA, practicing security for over 30 years, with a B.S. degree. He also has served as a consultant and has managed international cybersecurity teams with Fortune 100 companies in finance, banking, technology, biotech, security consulting, and large manufacturing in broad areas of cybersecurity. The VP of IT Infrastructure Operations and Interim Head of Information Security and Compliance has 25 years of experience at public companies, specializing in IT leadership, cybersecurity, and strategic technology initiatives, and holds a M.S. in Electrical Engineering.
Incident Response and Recovery Planning: Coherent has instituted a robust Cybersecurity Incident Response Plan (the CIRP), which provides a framework for responding to cybersecurity incidents at escalating severity levels. The CIRP sets out a coordinated approach to discovering, investigating, containing, tracking, mitigating, and remediating cybersecurity incidents, including a framework for elevating and reporting findings and keeping senior management and other key stakeholders informed and involved, based on assessments regarding the scope or significance of incidents. The CIRP is implemented by the Coherent Cyber Incident Response Team (CIRT), which is headed by the Global Head of Cybersecurity, and includes as members the head of the CMT, the Chief Legal Officer, the Cybersecurity Team, and select members of the ERM team.
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Security Policy and Requirements: The Coherent Cybersecurity Team has robust processes and redundancies in place designed with the objective of deterring, detecting, mitigating, and responding to potential cybersecurity threats, which includes a vulnerability assessment and prioritization, and as necessary, remediation plans. The Cybersecurity Team also performs periodic system penetration testing to validate the Company’s security controls and assess Coherent’s infrastructure and applications. All employees take mandatory periodic security awareness training on the Company’s data security policies and procedures, which is supplemented by Company-wide testing initiatives, including periodic phishing tests. Additionally, the IT group and the Cybersecurity Team participate in annual tabletop exercises designed to simulate a response to a cybersecurity incident. The Cybersecurity Team incorporates the findings from these exercises into the Coherent processes. Further, in 2023, select members of the senior management team and the Cybersecurity Team participated in a tabletop exercise.
Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties. This includes external third parties that may have permission to access Coherent IT systems and assets, such as consultants, and review of the systems of third parties that could adversely impact Coherent’s infrastructure in the event of a cybersecurity incident affecting those third-party systems, such as through vendors and other service providers.
The Company also regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Risk Management Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
Cybersecurity risks and threats, including as a result of any previous cybersecurity incidents, have not materially impacted and are not reasonably expected to materially impact Coherent or Coherent’s operations to date. However, the Company recognizes the ever-evolving cyber risk landscape and cannot provide any assurances that it will not be subject to a material cybersecurity incident in the future.
Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2024, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Materials	700,000	Owned
Easton, PA	Manufacturing and Research and Development	Materials	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Materials	235,000	Owned and Leased
Santa Clara, CA	Manufacturing and Research and Development	Lasers	200,000	Owned
Warren, NJ	Manufacturing and Research and Development	Materials	159,000	Leased
Newark, DE	Manufacturing and Research and Development	Materials	135,000	Leased
Fremont, CA	Manufacturing and Research and Development	Materials	122,000	Leased
Murrieta, CA	Manufacturing and Research and Development	Materials	108,000	Leased
Information regarding our principal foreign properties at June 30, 2024, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Materials and Networking	2,993,000	Owned and Leased
Germany	Manufacturing, Research and Development	Lasers	911,000	Owned and Leased
Malaysia	Manufacturing, Research and Development	Networking	863,000	Owned
Vietnam	Manufacturing	Materials and Networking	719,000	Owned and Leased
Philippines	Manufacturing	Materials	426,000	Leased
United Kingdom	Manufacturing, Research and Development	Materials and Networking	319,000	Owned and Leased
Germany	Manufacturing and Distribution	Materials and Networking	138,000	Owned and Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Materials	112,000	Leased
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “COHR”, beginning February 23, 2023 when the Company voluntarily transferred the listing of its common stock from the NASDAQ Global Select Market to the NYSE. As of August 13, 2024, there were approximately 906 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program had no expiration and could be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. The Company did not repurchase shares pursuant to this Program during the fiscal years ended June 30, 2024 or June 30, 2023. As of June 30, 2024, the Company has cumulatively purchased 1,416,587 shares of its common stock pursuant to the Program for approximately $22 million. On February 21, 2024, the Company’s Board of Directors terminated the Program and any remaining amount authorized for the repurchase of shares.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the Russell 1000 Index and with a peer group of companies constructed by the Company for the period from June 30, 2019, through June 30, 2024. The Company’s current fiscal year peer group includes IPG Photonics Corp., Wolfspeed Inc., Lumentum Holdings, Inc., Corning, Inc., MKS Instruments, Inc., and Honeywell International, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Coherent Corp., the Russell 1000 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
6/19
6/20
6/21
6/22
6/23
6/24
Coherent Corp.
Russell 1000
Peer Group

*$100 invested on 6/30/19 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        [RESERVED]
Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. Coherent’s MD&A is presented in the following sections:
•Forward-Looking Statements
•Overview
•Restructuring and Site Consolidation
•Silicon Carbide Investment
•Critical Accounting Policies and Estimates
•Conversion of Series A Preferred Stock
•Fiscal Year 2024 Compared to Fiscal Year 2023
•Fiscal Year 2023 Compared to Fiscal Year 2022
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
Our customer base includes original equipment manufacturers; laser end users; system integrators of high-power lasers; manufacturers of equipment and devices for our end markets.
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
In fiscal 2024, these activities resulted in charges of $27 million, primarily for accelerated depreciation, the write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 22. Restructuring Plan to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it had accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In fiscal 2024, the acceleration of these activities resulted in $40 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs for sites being exited, accelerated depreciation and employee termination costs. In fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination costs, the write-off of inventory for products that have been exited and shut down costs.
Silicon Carbide Investment
On May 10, 2023, the Company announced that it had commenced a review of strategic alternatives for its Silicon Carbide business. On December 4, 2023, Silicon Carbide LLC (“Silicon Carbide”), one of the Company’s subsidiaries, completed the sale of Class A Common Units to Denso Corporation (“Denso”) and Mitsubishi Electric Corporation (“MELCO”), under which they collectively invested an aggregate of $1 billion in Silicon Carbide LLC (collectively, the “Equity Investments”). As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common Units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each, individually, own approximately 12.5% of the Class A Common Units of Silicon Carbide LLC. The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment will be used to fund future capital expansion of Silicon Carbide. See Note 12. Noncontrolling Interests

included in Item 8 of this Annual Report on Form 10-K for further information on the noncontrolling interests in our Silicon Carbide subsidiary.
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
Goodwill
We test goodwill for impairment annually, and when events or changes in circumstances indicate that goodwill might be impaired. The determination of whether goodwill is impaired requires us to make judgments based on long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated results and general economic and market conditions and their projections. For fiscal year 2024, we performed a quantitative assessment. The fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. Determination of the fair value requires discretion and the use of estimates by management. If actual results are not consistent with management’s estimates and assumptions, a material goodwill impairment charge could occur, which could have a material adverse effect on our consolidated financial statements.
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
The Organization for Economic Co-operation and Development (“OECD”), a global policy forum, introduced a framework to implement a global minimum tax of 15% which would apply to multinational corporations, referred to as Pillar Two. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions have enacted legislation, including jurisdictions where the Company operates, with a subset of the rules becoming effective for our fiscal year beginning on July 1, 2024, and the remaining rules becoming effective for our fiscal year beginning on July 1, 2025, or in later periods. The Company is continuing to analyze the Pillar Two rules as countries implement additional legislation. Implementation of the OECD proposal may have a material Impact on the Company's Consolidated Financial Statements in the future.
Conversion of Series A Preferred Stock
All outstanding shares of Mandatory Convertible Preferred Stock were converted to Company Common Stock on July 3, 2023, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Fiscal Year 2024 Compared to Fiscal Year 2023
The Company reports its financial results in the following three designated segments: (i) Networking, (ii) Materials, and (iii) Lasers.

The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2024 and 2023 ($ in millions except per share information) (1):

	Year Ended June 30, 2024		Year Ended June 30, 2023
		% of Revenues		% of Revenues
Total revenues	$4,708	100%	$5,160	100%
Cost of goods sold	3,252	69	3,542	69
Gross margin	1,456	31	1,618	31
Operating expenses:
Internal research and development	479	10	500	10
Selling, general and administrative	854	18	1,037	20
Restructuring charges	27	1	119	2
Interest and other, net	244	5	318	6
Loss before income taxes	(148)	(3)	(356)	(7)
Income Tax Benefit	11	—	(96)	(2)
Net loss	(159)	(3)	(259)	(5)
Net loss attributable to noncontrolling interests	(3)	—%	—	—%
Net loss attributable to Coherent Corp.	$(156)	(3)%	$(259)	(5)%

Diluted loss per share	$(1.84)		$(2.93)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the year ended June 30, 2024 decreased 9% to $4,708 million, compared to $5,160 million for the prior fiscal year.
Revenues decreased in all four markets, with the largest decline, $270 million, or 43%, in the electronics market, primarily from lower volumes in the consumer electronics vertical, largely due to a design change implemented by a significant electronics customer. Revenues decreased by $82 million, or 17% in the instrumentation market due to decreased volumes in the life sciences vertical from continued inventory digestion by our customers and in the industrial market by $81 million, or 5%, as a result of decreased shipments in the precision manufacturing vertical primarily due to macroeconomic conditions. In addition, revenues decreased $20 million, or 1%, in the communications market, primarily due to decreased volumes in the telecom vertical as our communications service provider customers continued to work down their inventory levels with reduced capital spending, partially offset by increased shipments in the datacom vertical driven by increased AI-related datacom shipments.
From a segment perspective, Materials decreased $333 million year-over-year, primarily due to lower demand for sensing products and other consumer applications in the consumer electronics vertical within the electronics market for the reasons discussed above. Networking revenues decreased $45 million year-over-year, with decreases from the telecom vertical partially offset by increases in the datacom vertical, both in our communications market, for the reasons discussed above. Lasers revenue decreased $74 million year-over-year due to lower demand in the life sciences vertical in the instrumentation market and to lower demand in the precision manufacturing and semiconductor and display capital equipment verticals in the industrial end market.
Gross margin. Gross margin for the year ended June 30, 2024 was $1,456 million, or 30.9%, of total revenues, compared to $1,618 million, or 31.4% of total revenues, for fiscal 2023, a slight decrease of 43 basis points. During fiscal 2023, the Company recorded $158 million in Cost of goods sold related to the fair value adjustment on acquired inventory from the acquisition of Coherent, Inc. (“Merger”). Gross margin, excluding the fair value adjustment on acquired inventory, decreased 349 basis points for fiscal 2024 compared to fiscal 2023 primarily due to lower revenues, less favorable sales mix especially in the datacom vertical in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, lower yields in the datacom vertical, higher costs related to product lines that are being exited, higher inventory provisions and the unfavorable foreign exchange rates.

Internal research and development. Internal research and development (“IR&D”) expenses for the fiscal year ended June 30, 2024 were $479 million, or 10% of revenues, compared to $500 million, or 10% of revenues, last fiscal year. The decrease of $21 million for fiscal 2024 is due to all three segments and was driven by lower costs due to the consolidation of sites and our efforts to control costs. The IR&D expenses are primarily related to our continued investment in new products and platform technologies in an effort to accelerate our organic growth across all of our businesses, including significant investments in datacom transceivers for AI, indium phosphide and gallium arsenide semiconductor lasers, silicon carbide materials, and lasers for display processing, semiconductor capital equipment, and instrumentation.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2024 were $854 million, or 18% of revenues, compared to $1,037 million, or 20% of revenues, last fiscal year. The decrease in SG&A as a percentage of revenue for fiscal 2024 compared to fiscal 2023 was primarily the result of lower amortization expense of $117 million resulting from (1) the Merger, as backlog intangibles were fully amortized in fiscal 2023, (2) lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, and (3) $31 million charges for impairment of certain tradename and customer list intangibles assets in fiscal 2023. In addition, SG&A decreased due to lower charges related to the Merger, including $39 million lower transaction fees and financing, and lower one-time expense of $18 million related to share-based compensation resulting from the Merger, as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues.
Restructuring Charges. Restructuring charges related to our Restructuring Plan for the year ended June 30, 2024 were $27 million, or 1% of revenues, and consist primarily of accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. Restructuring charges related to our Restructuring Plan for the year ended June 30, 2023 were $119 million, or 2% of revenues, and consisted of severance and equipment write-offs, net of reimbursements, due to the consolidation of certain manufacturing sites. See Note 22. Restructuring Plan to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2024 was expense of $244 million compared to expense of $318 million last fiscal year, a decrease of $75 million. Included in Interest and other, net, were interest expense on borrowings, Merger financing fees (fiscal 2023), foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances. The decrease of $75 million in comparison to fiscal 2023 was driven by driven by $39 million incremental interest and dividend income due to increases in interest and dividend rates earned on investments, as well as the increase in restricted cash balances and $35 million incurred in the prior year related to financing of the Merger. In addition, interest expense increased $2 million due to higher interest rates on our Term facilities, net of higher benefit from our interest rate cap and swap.
Income taxes. Our effective income tax rate for fiscal 2024 was (8)%, compared to an effective tax rate of 27% last fiscal year. The difference between our effective tax rate and the U.S. statutory rate of 21% was due to the establishment of a valuation allowance related to certain US deferred tax assets.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended June 30, 2024 was $3 million, and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC after the close of the transaction on December 4, 2023. See Note 12. Noncontrolling Interests to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Segment Reporting
Revenues and operating income for our reportable segments are discussed below. Operating income differs from net earnings in that operating income excludes certain operational expenses, including interest, the impact of foreign exchange, and other miscellaneous expenses as reported in Other expense (income) - net. Management believes operating income to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 15. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of operating income to net earnings, which is incorporated herein by reference.

Networking ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$2,296	$2,341	(2)%
Operating income	$179	$222	(20)%
Revenues for the year ended June 30, 2024 for Networking decreased 2% to $2,296 million, compared to $2,341 million for last fiscal year. The decrease in revenues of $45 million during fiscal 2024 was primarily due to decreased volumes year-over-year in the telecom vertical as our communications service provider customers continue to work down their inventory levels with reduced capital spending, partially offset by increases in the datacom vertical driven by increased AI-related datacom transceivers shipments, both within the communications market.
Operating income for the year ended June 30, 2024 for Networking decreased 20% to $179 million, compared to operating income of $222 million last fiscal year. The decrease in operating income for fiscal 2024 was driven by $45 million lower revenues and lower margin percentage partially offset by lower restructuring charges. The margin percentage was lower than fiscal 2023 due to less favorable sales mix in the datacom vertical, the impact of fixed manufacturing costs as a percentage of revenues on lower revenues in the telecom vertical, lower yields in the datacom vertical and higher inventory provisions related to products that are being exited. The restructuring charges decreased $60 million due to lower charges for employee terminations related to our Restructuring Plan.
Materials ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$1,017	$1,350	(25)%
Operating income	$63	$160	(61)%
Revenues for the fiscal year ended June 30, 2024 for Materials decreased 25% to $1,017 million, compared to revenues of $1,350 million last fiscal year. The decrease in revenues during the current fiscal year was primarily related to a decrease of $265 million in the electronics market mostly due to lower volumes in our consumer electronics vertical largely due to a design change implemented by a significant electronics customer, partially offset by higher shipments in our automotive vertical driven by electric vehicles, as well as decreases in shipments to a lesser extent derived from macroeconomic conditions in our precision manufacturing and semiconductor capital equipment verticals in the industrial market.
Operating income for the fiscal year ended June 30, 2024 for Materials decreased 61%, with operating income of $63 million in the current year, compared to operating income of $160 million last fiscal year. The decrease in operating income during the current fiscal year was driven by $333 million lower revenues and higher costs for sites being shutdown, partially offset by $33 million lower restructuring charges, primarily severance, related to our Restructuring Plan and $33 million charges in fiscal 2023 for impairment of certain tradename, customer list and technology intangibles.
Lasers ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$1,395	$1,469	(5)%
Operating income	$(146)	$(419)	(65)%
Revenues for the fiscal year ended June 30, 2024 for Lasers decreased 5% to $1,395 million, compared to revenues of $1,469 million last fiscal year. The decrease was primarily due to $56 million lower shipments to the instrumentation market, primarily in the life sciences vertical where we see continued inventory digestion by our customers, and an $18 million drop in the industrial market as a result of lower volumes in our precision manufacturing and display capital equipment verticals due to macroeconomic conditions, partially offset by higher volumes in our semiconductor capital equipment display vertical.

Operating loss for the fiscal year ended June 30, 2024 for Lasers decreased 65%, with operating loss of $146 million in the current year, compared to operating loss of $419 million last fiscal year. The lower operating loss was driven by $312 million lower costs in the current year compared to the prior year related to the Merger, including $158 million lower amortization of the fair value step-up on acquired inventory, $83 million lower amortization expense related to the fair value of intangible assets acquired, $39 million lower transaction fees and financing, $18 million lower nonrecurring share-based compensation and $14 million lower integration costs. Excluding the lower Merger related costs, operating income for fiscal 2024 decreased $39 million primarily due to lower revenues and lower gross margin percentage, due to less favorable mix within the industrial and instrumentation markets, the unfavorable impact of fixed manufacturing costs with lower revenues and higher inventory provisions.
Fiscal Year 2023 Compared to Fiscal Year 2022
The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2023 and 2022 ($ in millions except per share information) (1):

	Year Ended		Year Ended
	June 30, 2023		June 30, 2022
		% of Revenues		% of Revenues
Total revenues	$5,160	100%	$3,317	100%
Cost of goods sold	3,542	69	2,051	62
Gross margin	1,618	31	1,265	38
Operating expenses:
Internal research and development	500	10	377	11
Selling, general and administrative	1,037	20	474	14
Restructuring charges	119	2	—	—
Interest and other, net	318	6	132	4
Earnings (loss) before income tax	(356)	(7)	282	8
Income tax (expense) benefit	(96)	(2)	47	1
Net earnings (loss)	$(259)	(5)%	$235	7%

Diluted earnings (loss) per share	$(2.93)		$1.45
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the year ended June 30, 2023 increased 56% to $5,160 million, compared to $3,317 million for fiscal 2022. The biggest driver of increased revenue relates to the Lasers segment, which was acquired as part of the Merger. The largest growth was in the industrial market with increased sales of $1,015 million, or 136%, year-over-year primarily due to the Lasers segment. The remaining contributions to the increased revenues were from volume growth in the electronics market, which grew 102% year-over-year, contributing an incremental $315 million in sales, and strength in the communications market, which grew by 6% year-over-year, contributing an incremental $139 million in sales. The growth in the industrial end market was primarily due to incremental sales of $1,088 million in the Lasers segment, partially offset by $73 million of softer sales in the Materials and Networking segments. The growth in the electronics market was primarily in the Materials segment due to innovations in sensing products. The strength in the communications market, primarily in the Networking segment, was due to stronger demand volumes in telecom and datacom. Lasers revenue for fiscal 2023 was $1,469 million, of which 74% was in the industrial end market and 26% in the instrumentation end market.
Organic revenue growth was $374 million, or 11%, year-over-year. Materials contributed $230 million of this organic growth year-over-year, with $316 million growth in the electronics end market from innovations in sensing products, partially offset by softer sales from the industrial end market. Networking increased $144 million year-over-year, with volume growth in both telecom and datacom.
Gross margin. Gross margin for the year ended June 30, 2023 was $1,618 million, or 31%, of total revenues, compared to $1,265 million, or 38% of total revenues, for fiscal 2022. Gross margin as a percentage of revenues decreased 680 basis points compared to fiscal 2022. The decrease as a percent of revenue for fiscal 2023 was driven by $158 million of additional expense related to the preliminary fair value adjustment on acquired inventory from the Merger and $87 million of incremental amortization expense related to technology acquired as a result of the Merger. Gross margins excluding the fair value adjustment on acquired inventory and incremental amortization decreased 206 basis points for fiscal 2023 compared to the fiscal 2022, which included a less favorable mix of revenues, higher costs related to the write-off of inventory for product lines that are being exited, underutilized operating capacity in several plants, shut down costs related to site consolidations, and the unfavorable impact of foreign exchange rates.
Internal research and development. IR&D expenses for the fiscal year ended June 30, 2023 were $500 million, or 10% of revenues, compared to $377 million, or 11% of revenues, in fiscal 2022. The increase of $122 million for fiscal 2023 was driven by an additional $132 million of IR&D expenses from the Lasers segment. As a percentage of revenues, IR&D spend in the Materials segment decreased 4% year-over-year, due to higher costs in fiscal 2022 related to the launch of new products. The IR&D expenses are primarily related to our continued investment in new products and manufacturing processes across all of our businesses, including significant investments in indium phosphide semiconductor lasers, silicon carbide materials, devices for both power electronics and wireless devices, and lasers for display processing and semiconductor capital equipment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2023 were $1,037 million, or 20% of revenues, compared to $474 million, or 14% of revenues, in fiscal year 2022. The increase in SG&A as a percentage of revenue for fiscal 2023 compared to fiscal 2022 was primarily the result of incremental amortization expense of $240 million, including $209 million related to the Merger and $31 million charges for impairment of certain tradename and customer list intangibles assets (see Note 7. Goodwill and Other Intangible Assets to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information). In addition, the increase in SG&A as a percentage of revenue was due to higher one time-charges related to the Merger of $125 million for integration, share-based compensation, and transaction fees, as well as the comparatively larger sales and administrative efforts required to sell an entire laser system versus components and subsystems.
Restructuring Charges. Restructuring charges related to our Restructuring Plan for the year ended June 30, 2023 were $119 million, or 2% of revenues, and consist of severance and equipment write-offs, net of reimbursements, due to the consolidation of certain manufacturing sites. See Note 22. Restructuring Plan to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2023 was expense of $318 million compared to expense of $132 million in fiscal 2022, an increase of $186 million. Included in Interest and other, net, were interest expense on borrowings, Merger financing fees, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances. The increase of $186 million in comparison to fiscal 2022 was driven by $166 million incremental interest expense due to the new debt assumed in the financing of the Merger, with $79 million of the fiscal 2022 interest expense related to funding both raised in advance of the closing of the Merger, and fees for financing to be funded contingent upon the close of the Merger, as well as $35 million incurred in the current year related to financing of the Merger. The increases were partially offset by $6 million lower net foreign currency losses and $5 million of incremental interest income.
Foreign currency losses were $11 million for the year ended June 30, 2023, primarily the result of volatility in the foreign exchange market, compared to $16 million of losses for the year ended June 30, 2022. The fiscal 2022 losses include a $24 million realized loss related the purchase of $345 million Euros to pay off the Euro based debt of Coherent, Inc. at transaction closing.
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
Revenues for the year ended June 30, 2023 for Networking increased 7% to $2,341 million, compared to $2,197 million for fiscal year 2022. The increase in revenues of $144 million during fiscal 2023 was primarily due to increased revenue in the communications market due to stronger demand in telecom and datacom.
Operating income for the year ended June 30, 2023 for Networking decreased 4% to $222 million, compared to operating income of $232 million for fiscal year 2022. The driver of the decreased operating income was the $56 million in restructuring charges, primarily severance, related to our Restructuring Plan, partially offset by strong sales, lower variable compensation costs and the leveraging of corporate resources across each of our three segments.
Materials ($ in millions)

	Year Ended June 30,		% Increase
	2023	2022
Revenues	$1,350	$1,119	21%
Operating income	$160	$219	(27)%
Revenues for the fiscal year ended June 30, 2023 for Materials increased 21% to $1,350 million, compared to revenues of $1,119 million for fiscal year 2022. The increase in revenues during fiscal 2023 was primarily driven by an increase in demand in the electronics end market from innovations in sensing products, partially offset by softer demand in the industrial end market.
Operating income for the fiscal year ended June 30, 2023 for Materials decreased 27%, with operating income of $160 million in fiscal 2023, compared to operating income of $219 million for fiscal year 2022. The decrease in operating income during fiscal 2023 was driven by $60 million in restructuring charges, primarily severance, related to our Restructuring Plan and $33 million for charges for impairment of certain tradename, customer list and technology intangibles. The increases were partially offset by lower variable compensation costs and lower IR&D spending. As a percentage of revenue, operating income decreased from 20% to 12% primarily due to lower gross margins and the fiscal 2023 restructuring charges, partially offset by lower IR&D spending and lower variable compensation. The lower gross margins as a percentage of revenue were driven by less favorable mix of revenues, higher costs related to the write-off of inventory for products that are being exited, underutilized operating capacity in several plants and shut down costs related to site consolidations.
Lasers ($ in millions)

	Year Ended June 30,		% Increase
	2023	2022
Revenues	$1,469	$—	N/.A
Operating income	$(419)	$—	N/A
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

Liquidity and Capital Resources
Historically, our primary sources of cash have been provided from operations, long-term borrowings, and advance funding from customers. Other sources of cash include proceeds from the issuance of equity, proceeds received from the exercises of stock options, and sale of equity investments and businesses. Our historic uses of cash have been for business acquisitions, capital expenditures, investments in research and development, payments of principal and interest on outstanding debt obligations, payments of debt and equity issuance costs to obtain financing and payments in satisfaction of employees’ minimum tax obligations. Supplemental information pertaining to our sources and uses of cash for the periods indicated is presented as follows:
Sources (uses) of Cash (millions):

Year Ended June 30,	2024	2023	2022
Net cash provided by operating activities	$546	$634	$413
Net proceeds from debt and equity issuances, including noncontrolling interest holders	968	1,358	990
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	42	24	18
Proceeds from long-term borrowings and revolving credit facilities	19	3,715	—
Payments on Convertible Debt and Finisar Notes	—	(4)	(15)
Cash paid for dividends	—	(28)	(35)
Debt issuance costs	—	(127)	(10)
Purchases of businesses, net of cash acquired	—	(5,489)	—
Effect of exchange rate changes on cash and cash equivalents and other items	(1)	(4)	34
Other investing and financing	(5)	(5)	(8)
Payments in satisfaction of employees’ minimum tax obligations	(22)	(54)	(21)
Payments on existing debt and revolving credit facilities	(248)	(1,330)	(62)
Additions to property, plant & equipment	(347)	(436)	(314)
Net cash provided by operating activities:
Net cash provided by operating activities was $546 million during the current fiscal year ended June 30, 2024 compared to $634 million of cash provided by operating activities during the same period last fiscal year. The decrease in cash flows provided by operating activities during the year ended June 30, 2024 compared to the same period last fiscal year was primarily due to lower non-cash adjustments partially offset by lower losses.
Net cash provided by operating activities was $634 million and $413 million for the fiscal years ended June 30, 2023 and 2022, respectively. The increase in cash flows provided by operating activities during the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was driven by improved management of working capital accounts.
Net cash used in investing activities:
Net cash used in investing activities was $0.4 billion for the fiscal year ended June 30, 2024, compared to net cash used of $5.9 billion for the same period last fiscal year. In fiscal 2023, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures decreased by $89 million year-over-year.
Net cash used in investing activities was $5.9 billion and $320 million for the fiscal years ended June 30, 2023 and 2022, respectively. In fiscal 2023, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures increased by $122 million during the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022, to continue to increase capacity to meet the growing demand for our product portfolio.
Net cash provided by financing activities:
Net cash provided by financing activities was $0.8 billion for the fiscal year ended June 30, 2024, compared to net cash provided by financing activities of $3.6 billion for the same period last fiscal year. Financing inflows in the current year included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests.
Net cash provided by financing activities was $3.6 billion for the year ended June 30, 2023 compared to net cash provided by financing activities of $863 million for the year ended June 30, 2022. Cash inflow for fiscal 2023 was from borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company’s existing senior credit facilities.

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 2.00% as of June 30, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.50% as of June 30, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $237 million for the fiscal year ended June 30, 2024, which is included in Interest expense in the Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $45 million during the fiscal year ended June 30, 2024.
During the fiscal year ended June 30, 2024, the Company made payments of $225 million for the Term Facilities, including voluntary prepayments of $155 million.
As of June 30, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 7% and 6% for the years ended June 30, 2024 and 2023, respectively.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$926	$821
Restricted cash, current	174	12
Restricted cash, non-current	690	4
Available borrowing capacity under Revolving Credit Facility	346	348
Total debt obligations	4,100	4,310
Other Liquidity
On December 4, 2023, the Company consummated two investment agreements under which Silicon Carbide LLC, a Company subsidiary, received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds will be used primarily to fund future capital expansion, including the previously-announced capital that Coherent intended to invest in its silicon carbide business. As a result, the transaction is enabling Coherent to allocate the capital it had intended to invest in this business unit to other corporate purposes, thus increasing its available free cash flow which will provide greater financial and operational flexibility. See Note 12. Noncontrolling Interests to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in IR&D, and internal and external growth objectives at least through fiscal year 2025.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2024, we held approximately $870 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.

At June 30, 2024, we had $864 million of restricted cash, which includes $858 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Contractual Obligations
As of June 30, 2024, in the ordinary course of business, we had total estimated purchase commitments from vendors of approximately $751 million. In addition, as of June 30, 2024, we had obligations under our operating leases of approximately $258 million, $52 million of which will be paid in the fiscal year 2025.

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
Interest Rate Risk
As of June 30, 2024, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $33 million for the year ended June 30, 2024.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2024, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2024, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent Corp. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 16, 2024 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment - Lasers Reporting Unit
Description of the Matter	At June 30, 2024, the balance of the Company’s goodwill related to the Lasers reporting unit was $3.2 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment test for the Lasers reporting unit is complex because it involves making assumptions about the timing and amount of the forecasted future net cash flows of the reporting unit. The fair value estimate can be sensitive to significant assumptions such as revenue and the selected discount rate, which is based on a risk-adjusted weighted average cost of capital. These significant assumptions are forward looking and could be impacted by future economic conditions.

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

August 16, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Coherent Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherent Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated August 16, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 16, 2024

Coherent Corp. and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$926,033	$821,310
Restricted cash, current	174,008	12,023
Accounts receivable - less allowance for doubtful accounts of $9,511 and $8,005 at June 30, 2024 and June 30, 2023, respectively	848,542	901,531
Inventories	1,286,404	1,272,333
Prepaid and refundable income taxes	26,909	28,271
Prepaid and other current assets	398,203	216,530
Total Current Assets	3,660,099	3,251,998
Property, plant & equipment, net	1,817,259	1,782,035
Goodwill	4,464,329	4,512,700
Other intangible assets, net	3,503,247	3,814,684
Deferred income taxes	40,966	37,748
Restricted cash, non-current	689,645	4,233
Other assets	313,089	307,735
Total Assets	$14,488,634	$13,711,133

Liabilities. Mezzanine Equity and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$73,770	$74,836
Accounts payable	631,548	405,308
Accrued compensation and benefits	212,458	175,564
Operating lease current liabilities	40,580	38,271
Accrued income taxes payable	90,705	74,488
Other accrued liabilities	294,706	310,281
Total Current Liabilities	1,343,767	1,078,748
Long-term debt	4,026,448	4,234,962
Deferred income taxes	784,374	780,307
Operating lease liabilities	162,355	140,748
Other liabilities	225,411	247,402
Total Liabilities	6,542,355	6,482,167
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at June 30, 2024 and June 30, 2023; redemption value - $2,427,860 and $2,309,966 as of June 30, 2024 and June 30, 2023, respectively	2,364,772	2,241,415
Shareholders’ Equity
Series A preferred stock, no par value, 6% cumulative; issued - 0 and 2,300,000 shares at June 30, 2024 and June 30, 2023, respectively	—	445,319
Common stock, no par value; authorized - 300,000,000 shares; issued - 168,406,323 shares at June 30, 2024; issued - 154,719,413 shares at June 30, 2023	4,857,657	3,781,211
Accumulated other comprehensive income (AOCI)	2,640	109,726
Retained earnings	664,940	944,416
	5,525,237	5,280,672
Treasury stock, at cost - 15,626,740 shares at June 30, 2024 and 15,135,711 shares at June 30, 2023	(315,122)	(293,121)
Total Coherent Corp. Shareholders’ Equity	5,210,115	4,987,551
Noncontrolling interests (NCI)	371,392	—
Total Equity	5,581,507	4,987,551
Total Liabilities, Mezzanine Equity and Equity	$14,488,634	$13,711,133
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Earnings (Loss)

Year Ended June 30,	2024	2023	2022
($000, except per share data)
Revenues	$4,707,688	$5,160,100	$3,316,616

Costs, Expenses and Other Expense (Income)
Cost of goods sold	3,251,724	3,541,817	2,051,120
Internal research and development	478,788	499,603	377,106
Selling, general and administrative	854,001	1,036,699	474,096
Restructuring charges	27,054	119,101	—
Interest expense	288,475	286,872	121,254
Other (income) expense, net	(44,707)	31,566	11,233
Total Costs, Expenses and Other Expense	4,855,335	5,515,658	3,034,809

Earnings (Loss) Before Income Taxes	(147,647)	(355,558)	281,807

Income Tax Expense (Benefit)	11,117	(96,100)	47,048

Net Earnings (Loss)	(158,764)	(259,458)	234,759
Net Loss Attributable to Noncontrolling Interests	(2,610)	—	—
Net Earnings (Loss) Attributable to Coherent Corp.	(156,154)	(259,458)	234,759
Less: Dividends on Preferred Stock	123,357	144,212	68,225
Net Earnings (Loss) Available to the Common Shareholders	$(279,511)	$(403,670)	$166,534

Basic Earnings (Loss) Per Share	$(1.84)	$(2.93)	$1.57

Diluted Earnings (Loss) Per Share	$(1.84)	$(2.93)	$1.45
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year Ended June 30,	2024	2023	2022
($000)
Net Earnings (Loss)	$(158,764)	$(259,458)	$234,759
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(81,889)	87,927	(89,967)
Change in fair value of interest rate swap, net of taxes of ($6,268), $2,122, and $11,901 for the years ended June 30, 2024, 2023, and 2022, respectively	(22,885)	7,749	43,508
Change in fair value of interest rate cap, net of taxes of $800, $5,934 and $3,818 for the years ended June 30, 2024, 2023 and 2022, respectively	2,689	22,322	14,306
Pension adjustment, net of taxes of ($1,718), ($1,682) and $3,856 for the years ended June 30, 2024, 2023, and 2022, respectively	(7,443)	(6,105)	15,719
Other comprehensive income (loss)	(109,528)	111,893	(16,434)
Comprehensive Income (Loss)	(268,292)	(147,565)	218,325
Comprehensive Loss Attributable to Noncontrolling Interests	(2,610)	—	—
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	429	—	—
Comprehensive Income (Loss) Attributable to Coherent Corp.	$(266,111)	$(147,565)	$218,325
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Mezzanine Equity

	Common Stock		Preferred Stock				Treasury Stock				Mezzanine Equity
	Shares	Amount	Shares	Amount	AOCI	Retained Earnings	Shares	Amount	NCI	Total	Preferred Shares	Amount
(000, including share amounts)
Balance - June 30, 2021	119,127	$2,028,273	2,300	$445,319	$14,267	$1,136,777	(13,640)	$(218,466)	$—	$3,406,170	75	$726,178
Share-based and deferred compensation activities	1,796	92,667	—	—	—	—	(333)	(20,888)	—	71,779	—	—
Net earnings	—	—	—	—	—	234,759	—	—	—	234,759	—	—
Foreign currency translation adjustments	—	—	—	—	(89,967)	—	—	—	—	(89,967)	—	—
Change in fair value of interest rate swap, net of taxes of $11,901	—	—	—	—	43,508	—	—	—	—	43,508	—	—
Change in fair value of interest rate cap, net of taxes of $3,818	—	—	—	—	14,306	—	—	—	—	14,306	—	—
Pension adjustment, net of taxes of $3,856	—	—	—	—	15,719	—	—	—	—	15,719	—	—
Dividends	—	—	—	—	—	(68,327)	—	—	—	(68,327)	—	40,625
Adjustments for ASU 2020-06	—	(56,388)	—	—	—	44,916	—	—	—	(11,472)	—	—
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$—	$3,616,475	75	$766,803
Share-based and deferred compensation activities	4,029	171,128	—	—	—	—	(1,164)	(53,767)	—	117,361	—	—
Coherent acquisition	22,588	1,207,591	—	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	—	337,940	—	—
Net loss	—	—	—	—	—	(259,458)	—	—	—	(259,458)	—	—
Foreign currency translation adjustments	—	—	—	—	87,927	—	—	—	—	87,927	—	—
Change in fair value of interest rate swap, net of taxes of $2,122	—	—	—	—	7,749	—	—	—	—	7,749	—	—
Change in fair value of interest rate cap, net of taxes of $5,934	—	—	—	—	22,322	—	—	—	—	22,322	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $(1,682)	—	—	—	—	(6,105)	—	—	—	—	(6,105)	—	—
Dividends	—	—	—	—	—	(144,251)	—	—	—	(144,251)	—	116,612
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	3,447	166,800	—	—	—	—	(492)	(22,001)	—	144,799	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(156,154)	—	—	(2,610)	(158,764)	—	—
Foreign currency translation adjustments	—	—	—	—	(82,318)	—	—	—	429	(81,889)	—	—
Change in fair value of interest rate swap, net of taxes of $(6,268)	—	—	—	—	(22,885)	—	—	—	—	(22,885)	—	—
Change in fair value of interest rate cap, net of taxes of $800	—	—	—	—	2,689	—	—	—	—	2,689	—	—
Pension adjustment, net of taxes of $(1,718)	—	—	—	—	(7,443)	—	—	—	—	(7,443)	—	—
Dividends	—	—	—	—	—	(123,322)	—	—	—	(123,322)	—	123,357
Sale of shares to noncontrolling interests, net of issuance costs of $31,840 and taxes of $127,389	—	464,327	—	—	2,871	—	—	—	373,573	840,771	—	—
Balance - June 30, 2024	168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended June 30,	2024	2023	2022
($000)
Cash Flows from Operating Activities
Net earnings (loss)	$(158,764)	$(259,458)	$234,759
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	271,601	267,562	207,132
Amortization	288,160	414,125	79,647
Share-based compensation expense	126,049	148,872	73,214
Non-cash restructuring charges	16,557	119,456	—
Amortization of discount on convertible debt and debt issuance costs	17,652	19,850	18,807
Losses on disposals of property, plant & equipment	758	2,440	617
Unrealized losses (gains) on foreign currency remeasurements and transactions	(10,556)	(3,549)	1,167
Loss (earnings) from equity investments	51	66	(2,190)
Deferred income taxes	(112,096)	(206,822)	(8,154)
Loss on debt extinguishment	1,978	6,855	—
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	60,581	68,315	(55,193)
Inventories	(23,196)	174,136	(230,882)
Accounts payable	205,044	(83,330)	97,053
Contract liabilities	(72,818)	(18,957)	26,614
Income taxes	12,251	28,651	17,961
Accrued compensation and benefits	36,894	(60,595)	(9,382)
Other operating net assets (liabilities)	(114,415)	16,408	(37,838)
Net cash provided by operating activities	545,731	634,025	413,332
Cash Flows from Investing Activities
Additions to property, plant & equipment	(346,816)	(436,060)	(314,332)
Purchases of businesses, net of cash acquired	—	(5,488,556)	—
Other investing activities	(3,897)	(4,010)	(5,750)
Net cash used in investing activities	(350,713)	(5,928,626)	(320,082)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	1,000,000	—	—
Proceeds from borrowings of Term B Facility	—	2,800,000	—
Proceeds from issuance of Series B preferred shares	—	1,400,000	—
Proceeds from borrowings of Term A Facility	—	850,000	—
Proceeds from borrowings of revolving credit facilities	18,966	65,000	—
Proceeds from issuance of Senior Notes	—	—	990,000
Payments on existing debt	(228,802)	(1,265,175)	(62,050)
Payments on borrowings under Revolving Credit Facilities	(19,027)	(65,000)	—
Payments on convertible notes	—	(3,561)	—
Payment of Finisar Notes	—	—	(14,888)
Debt issuance costs	—	(126,516)	(10,197)
Equity issuance costs	(31,840)	(42,000)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	42,297	24,167	17,858
Payments in satisfaction of employees’ minimum tax obligations	(22,315)	(54,172)	(21,249)
Cash dividends paid	—	(27,600)	(34,508)
Other financing activities	(1,007)	(1,124)	(2,013)
Net cash provided by financing activities	758,272	3,554,019	862,953
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,170)	(4,223)	34,276
Net increase (decrease) in cash and cash equivalents, and restricted cash	952,120	(1,744,805)	990,479
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	837,566	2,582,371	1,591,892
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,789,686	$837,566	$2,582,371

Supplemental Information
Cash paid for interest	$312,879	$282,835	$57,314
Cash paid for income taxes	$97,295	$89,567	$50,000
Non-Cash Investing and Financing Activities:
Additions to property, plant & equipment included in accounts payable	$63,286	$36,777	$84,890
Conversion of Series A preferred stock to common stock	$445,319	$—	$—
See Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows. At June 30, 2024, we had $864 million of restricted cash.

Year Ended June 30,	2024	2023	2022
($000)
Cash and cash equivalents	$926,033	$821,310	$2,582,371
Restricted cash, current	174,008	12,023	—
Restricted cash, non-current	689,645	4,233	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,789,686	$837,566	$2,582,371
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
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s best knowledge of current events and actions Coherent may undertake in the future, actual results may ultimately differ from the estimates.
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
Cash, Cash Equivalents, and Restricted Cash. We consider highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2024, we had restricted cash of $864 million that is restricted for a specific purpose, with $174 million and $690 million recorded in Restricted cash, current and Restricted cash, non-current, respectively, on our Consolidated Balance Sheet.
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
Inventories. Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers other factors, including known trends and market conditions. We generally record a reduction to the carrying value of inventory as a charge against earnings for all products on hand more than 12 to 24 months, depending on the nature of the products that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional charge may be recorded for product on hand that is in excess of product sold to customers over the same periods noted above.
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

Leases. Leases are recognized under Accounting Standards Codification 842, Leases. The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Earnings (Loss), lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred, and are not presented as part of the ROU asset or lease liability. See Note 13. Leases for further information.
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
We have the option to perform a qualitative assessment of goodwill prior to completing the quantitative assessment described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the quantitative assessment. Otherwise, we will forego the quantitative assessment and do not need to perform any further testing. As of April 1 of fiscal years 2024 and 2023, we completed our annual impairment tests of our reporting units using the quantitative assessment. For fiscal year 2024, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considered the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. As of April 1, 2024, the fair value of each of our reporting units exceeded their carrying values.
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
Intangibles. Intangible assets are initially recorded at their cost or fair value upon acquisition. Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment at April 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired. As of April 1 of fiscal 2024, the Company completed a quantitative impairment test of the Coherent trade name acquired in the Merger using the relief from royalty method and determined that its fair value is well in excess of its carrying value.

Series A Mandatory Convertible Preferred Stock. The Mandatory Convertible Preferred Stock was initially measured at fair value, less underwriting discounts and commissions and offering expenses paid by the Company. The Preferred Stock’s dividends were cumulative, at 6% per annum. All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding. See Note 10. Equity and Redeemable Preferred Stock for further information.
Series B Convertible Preferred Stock. The Series B-1 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholders. The Series B-2 Convertible Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholders. See Note 10. Equity and Redeemable Preferred Stock for further information.
Noncontrolling Interests. The Company accounts for noncontrolling interests in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the Consolidated Balance Sheets and the consolidated net earnings (loss) attributable to its noncontrolling interests be clearly identified and presented on the face of the Consolidated Statements of Earnings (Loss) and Consolidated Statements of Comprehensive Income (Loss). See Note 12. Noncontrolling Interests for further information on the noncontrolling interests in our Silicon Carbide LLC subsidiary.
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such liabilities are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. We had no material loss contingency liabilities at June 30, 2024 or 2023 related to commitments and contingencies.
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
We periodically enter into contracts in which a customer may purchase a combination of goods and/or services, such as products with maintenance contracts or extended warranty. Maintenance contracts and extended warranties are sold separately from products, and represent a distinct performance obligation. Revenue related to the performance obligation for maintenance contracts and extended warranties is recognized over time as the customer simultaneously receives and consumes the benefits provided by us.

Service revenue includes repairs, tolling arrangements and installation. Repairs, tolling and installation activities are usually completed in a short period of time (normally less than one month) and therefore recorded at a point in time when the services are completed. The majority of contracts typically require payment within 30 to 90 days after performance of the service.
Non-recurring engineering arrangements are typically recognized as product revenue over time under either the time and material practical expedient, as the entity has a right to consideration from a customer, in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, or under the output and input method. The majority of contracts typically require payment within 30 to 90 days.
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
Under ASC 606, we expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses (“SG&A”). Costs for freight and shipping are generally recorded in cost of goods sold when control over products has transferred to the customer.
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
Share-Based Compensation. Share-based compensation arrangements require the recognition in net earnings (loss) of the grant date fair value of share-based compensation (for equity-classified awards). We recognize the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period, net of forfeitures. The estimated annualized forfeitures are based on our historical experience of pre-vesting cancellations. We will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated. See Note 14. Share-Based Compensation for a description of our share-based compensation plans and the assumptions we use to calculate the fair value of share-based compensation.
Earnings per Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. If there is a net loss for the period, diluted earnings per share is the same as basic earnings per share. See Note 11. Earnings Per Share for further information.
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

Note 2.        Recently Issued and Adopted Financial Accounting Standards
SEC Final Rule: Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure
In July 2023, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current reporting about material cybersecurity incidents and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board of Directors’ (the “Board”) oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 did not have a material impact on the Company’s consolidated financial statements and disclosures.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on the Company’s consolidated financial statements and disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
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
SEC Final Rule: The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC issued the final rule under SEC Release No. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Supplier Finance Program Obligations (Subtopic 405-50): Disclosure of Supplier Financing Program Obligations
In September 2022, the FASB issued ASU No. 2022-04, requiring enhanced disclosures related to supplier financing programs. The ASU requires disclosure of the key terms of the program and a rollforward of the related obligation during the annual period, including the amount of obligations confirmed and obligations subsequently paid. The Company adopted this ASU as of July 1, 2023, other than the roll-forward disclosure requirement, which the Company will adopt in fiscal 2025. The adoption did not have a material impact on the Company's financial statements and related disclosures.
Note 3.        Coherent Acquisition
On July 1, 2022 (the “Closing Date”), the Company completed its acquisition of Coherent, Inc. (the “Merger”), a global provider of lasers and laser-based technology for scientific, commercial, and industrial customers, in a combined cash and stock transaction in accordance with the Agreement and Plan of Merger dated March 25, 2021 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein, each share of common stock of Coherent, Inc., par value $0.01 per share (the “Coherent, Inc. Common Stock”), issued and outstanding immediately prior to July 1, 2022, was canceled and extinguished and automatically converted into the right to receive $220.00 in cash and 0.91 of a share of Coherent’s common stock, no par value (“Coherent Common Stock”).

Following the completion of the Coherent, Inc. acquisition, the Company announced a new brand identity, including a corporate name change to Coherent Corp. (NYSE: COHR) on September 8, 2022.
On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4 billion, consisting of a new term loan A credit facility (the “Term A Facility”) in an aggregate principal amount of $850 million a new term loan B credit facility (the “Term B Facility”) (and, together with the Term A Facility, the “Term Facilities”) in an aggregate principal amount of $3 billion, and a new revolving credit facility (the “Revolving Credit Facility”) in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. For further information on the credit facility refer to Note 8. Debt.
In order to complete the funding of the Merger, we had a net cash outflow of $2.1 billion on July 1, 2022. We recorded $94 million of acquisition related costs in the year ended June 30, 2023 representing professional and other direct acquisition costs. These costs are recorded within SG&A expense in our Consolidated Statement of Earnings (Loss). Approximately 23 million shares of Coherent Common Stock in the aggregate were issued in conjunction with the closing of the Merger. Total Merger consideration was $7.1 billion, including replacement equity awards attributable to pre-combination service for certain Coherent, Inc. restricted stock units.
The total fair value of consideration paid in connection with the acquisition of Coherent, Inc. consisted of the following (in $000):

	Shares	Per Share	Total Consideration
Cash paid for merger consideration	—	—	$5,460,808
Shares of COHR common stock issued to Coherent, Inc. stockholders	22,587,885	$49.83	1,125,554
Converted Coherent, Inc. RSUs attributable to pre-combination service	—	—	82,037
Payment of Coherent, Inc. debt	—	—	364,544
Payment of Coherent, Inc. transaction expenses	—	—	62,840
			$7,095,783
The purchase price allocation set forth herein is final. We allocated the fair value of the purchase price consideration to the tangible assets, liabilities, and intangible assets acquired, generally based on estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Our valuation assumptions of acquired assets and assumed liabilities require estimates, especially with respect to intangible assets, inventories, property, plant & equipment and deferred income taxes. In determining the fair value of intangible assets acquired, we must make assumptions about the future performance of the acquired business, including among other things, the forecasted revenue growth attributable to the asset group and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the Company and Coherent, Inc. Our intangible assets are comprised of trade names and trademarks, customer relationships, developed technology and backlog. We utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the purchase price allocation. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.

Our final allocation of the purchase price of Coherent, Inc., based on the estimated fair value of the assets acquired and liabilities assumed as of the Closing Date, is as follows (in $000):

Final Purchase Price Allocation, As Adjusted
Assets
Current Assets
Cash, cash equivalents, and restricted cash	$393,324
Accounts receivable	270,928
Inventories (i)	562,884
Prepaid and refundable income taxes	4,832
Prepaid and other current assets	37,805
Total Current Assets	1,269,773
Property, plant & equipment, net (ii)	440,932
Deferred income taxes	236
Other assets	106,388
Other intangible assets, net (iii)	3,505,000
Goodwill	3,174,984
Total Assets	$8,497,313
Liabilities
Current Liabilities
Current portion of long-term debt	$4,504
Accounts payable	116,754
Accrued compensation and benefits	58,631
Operating lease current liabilities	13,002
Accrued income taxes payable	25,052
Other accrued liabilities	138,924
Total Current Liabilities	356,867
Long-term debt	22,991
Deferred income taxes	877,598
Operating lease liabilities	43,313
Other liabilities	100,761
Total Liabilities	$1,401,530

Final aggregate acquisition consideration	$7,095,783
(i) The Consolidated Balance Sheet has been adjusted to record Coherent Inc.’s inventories at a fair value of approximately $563 million. The Consolidated Statement of Earnings (Loss) for the year ended June 30, 2023 includes cost of goods sold of approximately $158 million related to the increased basis in the fair value compared to the carrying value. The costs were amortized over the expected period during which the acquired inventory was sold and thus did not affect the Consolidated Statements of Earnings (Loss) beyond twelve months after the Closing Date.
(ii) The Consolidated Balance Sheet has been adjusted to record Coherent Inc.’s property, plant and equipment (consisting of land, buildings and improvements, equipment, furniture and fixtures, and leasehold improvements) at a fair value of approximately $441 million. The Consolidated Statements of Earnings (Loss) have been adjusted to recognize additional depreciation expense related to the increased basis. The additional depreciation expense is computed with the assumption that the various categories of assets will be depreciated over their remaining useful lives on a straight-line basis.

(iii) Identifiable intangible assets consist of the following and are being amortized over their estimated useful lives in the Consolidated Statements of Earnings (Loss) (in $000):

	Fair Value	Estimated Useful Life
Trade names and trademarks	$430,000	N/A
Customer relationships	$1,830,000	15.0 years
Developed technology	$1,157,500	13.5 years
Backlog	$87,500	1.0 year
Intangible assets acquired	$3,505,000
Operating results, including goodwill and intangibles, of Coherent, Inc. are reflected in the Company’s consolidated financial statements from the Closing Date, within the Lasers segment. Revenues and net loss for the Lasers segment for the year ended June 30, 2023 were $1,469 million and $412 million, respectively. Goodwill in the amount of $3.2 billion arising from the acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining Coherent and Coherent, Inc. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes.
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
The following supplemental pro forma information presents the combined results of operations for the years ended June 30, 2023 and June 30, 2022, as if Coherent, Inc. had been acquired as of July 1, 2021. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets, property, plant and equipment, adjustments to share-based compensation expense, fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of debt issuance costs related to the Senior Credit Facilities (as defined in Note 8. Debt).
The unaudited supplemental pro forma financial information for the periods presented is as follows (in $000):

	Year Ended June 30, 2023	Year Ended June 30, 2022
Revenue	$5,160,100	$4,837,103
Net Earnings (Loss)	105,849	(289,615)
Note 4.        Revenue from Contracts with Customers
The following table summarizes disaggregated revenue by market ($000):

	Year Ended June 30, 2024
	Networking	Materials	Lasers	Total
Industrial	$63,905	$546,003	$1,070,268	$1,680,176
Communications	2,192,286	81,475	—	2,273,761
Electronics	6,655	349,250	—	355,905
Instrumentation	32,883	39,845	325,118	397,846
Total Revenues	$2,295,729	$1,016,573	$1,395,386	$4,707,688

	Year Ended June 30, 2023
	Networking	Materials	Lasers	Total
Industrial	$70,076	$603,664	$1,087,881	$1,761,621
Communications	2,219,677	73,703	—	2,293,380
Electronics	11,488	614,151	—	625,639
Instrumentation	39,689	58,240	381,531	479,460
Total Revenues	$2,340,930	$1,349,758	$1,469,412	$5,160,100

	Year Ended June 30, 2022
	Networking	Materials	Lasers	Total
Industrial	$84,032	$662,731	$—	$746,763
Communications	2,064,424	90,406	—	2,154,830
Electronics	12,218	298,156	—	310,374
Instrumentation	36,575	68,074	—	104,649
Total Revenues	$2,197,249	$1,119,367	$—	$3,316,616
Contract Liabilities
Contract liabilities generally relate to payments received in advance of performance under customer contracts. Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities are recognized as revenue when performance obligations have been satisfied. During the year ended June 30, 2024, we recognized revenue of $100 million related to customer payments that were included in the Consolidated Balance Sheet as of June 30, 2023. As of June 30, 2024 and June 30, 2023, we had $76 million and $148 million, respectively, of contract liabilities recorded in the Consolidated Balance Sheets. As of June 30, 2024, $62 million of deferred revenue is included in other accrued liabilities, and $13 million is included within other liabilities on the Consolidated Balance Sheet. As of June 30, 2023, $104 million of deferred revenue is included other accrued liabilities, and $43 million is included within other liabilities on the Consolidated Balance Sheet.
Note 5.        Inventories
The components of inventories were as follows ($000):

June 30,	2024	2023
Raw materials	$429,888	$462,436
Work in progress	620,575	549,992
Finished goods	235,941	259,905
Total Inventories	$1,286,404	$1,272,333

Note 6.        Property, Plant & Equipment
Property, plant & equipment consists of the following ($000):

June 30,	2024	2023
Land and land improvements	$66,156	$69,639
Buildings and improvements	774,991	780,204
Machinery and equipment	2,034,310	1,879,136
Construction in progress	398,884	287,990
Finance lease right-of-use asset	25,000	25,000
	3,299,341	3,041,969
Less accumulated depreciation	(1,482,082)	(1,259,934)
Property, plant, and equipment, net	$1,817,259	$1,782,035
Included in the table above is a building acquired under a finance lease. As of June 30, 2024 and June 30, 2023, the accumulated depreciation of the finance lease ROU asset was $12 million and $11 million, respectively.

Note 7.        Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2024
	Networking	Materials	Lasers	Total
Balance at beginning of period	$1,036,204	$247,695	$3,228,801	$4,512,700
Foreign currency translation and other	388	(1,712)	(47,047)	(48,371)
Balance-end of period	$1,036,592	$245,983	$3,181,754	$4,464,329

	Year Ended June 30, 2023
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,013,277	$272,482	$—	$1,285,759
Goodwill acquired	—	—	3,174,984	3,174,984
Foreign currency translation and other	22,927	(24,787)	53,817	51,957
Balance-end of period	$1,036,204	$247,695	$3,228,801	$4,512,700
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2024 and 2023 were as follows ($000):

	June 30, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,653,289	$(394,040)	$1,259,249	$1,661,263	$(270,786)	$1,390,477
Trade Names	438,470	(8,470)	430,000	438,470	(8,279)	430,191
Customer Lists	2,310,550	(498,252)	1,812,298	2,333,360	(339,344)	1,994,016
Backlog and Other	88,792	(87,092)	1,700	88,834	(88,834)	—
Total	$4,491,101	$(987,854)	$3,503,247	$4,521,927	$(707,243)	$3,814,684

Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2024, 2023 and 2022 was $288 million, $414 million, and $80 million, respectively. The technology intangible assets are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 155 months, and the amortization is recorded in Cost of goods sold in our Consolidated Statements of Earnings (Loss). The customer lists are being amortized over 72 to 192 months with a weighted-average remaining life of approximately 148 months, and the amortization is recorded in SG&A in our Consolidated Statements of Earnings (Loss).

Amortization expense in the fiscal year ended June 30, 2023 includes a total of $39 million of impairment charges, with $33 million in the Materials segment and $7 million in the Networking segment. $25 million of the impairment charges related to the abandonment of certain purchased technology and customer lists, with $8 million recorded in Cost of goods sold and $18 million recorded in SG&A in our Consolidated Statement of Earnings (Loss). $14 million of impairment charges, recorded in SG&A, related to the abandonment of indefinite-lived trade names primarily due to the fiscal 2023 rebranding of the Company as Coherent Corp. There were no impairment charges included in amortization expense in the fiscal years ended June 30, 2024 and 2022.
In the fourth quarter of fiscal year 2024, we completed our impairment test of our $430 million indefinite-lived Coherent trade name acquired in the Merger, concluding it was not impaired.
The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2025	$270,150
2026	269,041
2027	267,928
2028	266,238
2029	260,394

Note 8.        Debt
The components of debt were as follows ($000):

	June 30, 2024	June 30, 2023
Term A Facility, interest at adjusted SOFR, as defined, plus 2.000%	$775,625	$818,125
Revolving New Credit Facility, interest at LIBOR, as defined, plus 2.000%	—	—
Debt issuance costs, Term A Facility and Revolving Credit Facility	(13,586)	(18,149)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.50%	2,384,536	2,566,625
Debt issuance costs, Term B Facility	(49,835)	(63,977)
5.00% Senior Notes	990,000	990,000
Debt Issuance costs, Senior Notes	(5,939)	(6,863)
1.3% Term loan	335	1,697
Facility construction loan in Germany	19,082	22,340
Total debt	4,100,218	4,309,798
Current portion of long-term debt	(73,770)	(74,836)
Long-term debt, less current portion	$4,026,448	$4,234,962

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of June 30, 2024, is set forth in the following table ($000):

Year Ending
June 30,
2025	$70,126
2026	85,730
2027	91,042
2028	638,230
2029	27,292
Thereafter	3,257,157
Total	$4,169,577

Senior Credit Facilities

On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The New Term A Facility and the New Revolving Credit Facility bear interest at adjusted SOFR plus 2.00% as of June 30, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.50% as of June 30, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other expense (income), net in the Consolidated Statement of Earnings (Loss) during the year ended June 30, 2024.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $237 million and $239 million in the years ended June 30, 2024 and June 30, 2023, respectively, which is included in Interest expense in the Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $45 million and $20 million in the years ended June 30, 2024 and June 30, 2023, respectively. Amortization of debt issuance costs related to the Term Facilities for the year ended June 30, 2024 and June 30, 2023 totaled $15 million and $18 million, respectively, and are included in Interest expense in the Consolidated Statements of Earnings (Loss). Debt issuance costs are presented as a reduction to debt within the Long-term debt caption in the Consolidated Balance Sheets.
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
As of June 30, 2024, the Company was in compliance with all covenants under the Term Facilities.
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

Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger. The aggregate principal amount outstanding is $19 million as of June 30, 2024. The terms loans assumed consisted of the following: (i) 1.3% Term Loan due 2024, (ii) 1.0% State of Connecticut Term Loan due 2023 (and repaid prior to June 30, 2023), and (iii) Facility construction loan in Germany due 2030. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, we incurred interest expense of $50 million for both the years ended June 30, 2024 and June 30, 2023, which is included in Interest expense in the Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2024, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $346 million under its Revolving Credit Facility as of June 30, 2024.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 7% and 6% for the years ended June 30, 2024 and 2023, respectively.

Note 9.        Income Taxes
The components of earnings (loss) before income taxes by jurisdiction were as follows ($000):

Year Ended June 30,	2024	2023	2022
U.S. loss	$(540,048)	$(450,370)	$(62,721)
Non-U.S. income	392,401	94,812	344,528
Earnings (loss) before income taxes	$(147,647)	$(355,558)	$281,807
The components of the income tax expense (benefit) were as follows ($000):

Year Ended June 30,	2024	2023	2022
Current:
Federal	$10,119	$5	$1,569
State	181	3,867	768
Foreign	103,640	106,850	52,865
Total Current	113,940	110,722	55,202
Deferred:
Federal	(68,955)	(106,044)	(7,185)
State	(186)	(7,151)	(1,215)
Foreign	(33,682)	(93,627)	246
Total Deferred	(102,823)	(206,822)	(8,154)
Total Income Tax Expense (Benefit)	$11,117	$(96,100)	$47,048

Principal items comprising deferred tax assets and liabilities were as follows ($000):

June 30,	2024	2023
Deferred income tax assets
Inventory capitalization	$62,242	$60,232
Non-deductible accruals	16,770	18,423
Accrued employee benefits	38,460	40,292
Net-operating loss and credit carryforwards	268,735	234,546
Share-based compensation expense	15,947	16,729
Other	1,346	9,256
Research and development capitalization	128,291	85,473
Deferred revenue	14,839	11,415
Right of use asset	47,712	42,688
Valuation allowances	(154,830)	(97,180)
Total deferred income tax assets	439,512	421,874
Deferred income tax liabilities
Tax over book accumulated depreciation	(29,065)	(56,742)
Intangible assets	(905,435)	(988,580)
Interest rate swap	(4,104)	(8,522)
Interest rate cap	(11,465)	(10,734)
Tax on unremitted earnings	(61,719)	(51,672)
Outside basis differences	(122,423)	—
Lease liability	(46,198)	(41,426)
Other	(2,511)	(6,757)
Total deferred income tax liabilities	(1,182,920)	(1,164,433)
Net deferred income taxes	$(743,408)	$(742,559)
The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense (benefit) is as follows ($000):

Year Ended June 30,	2024	%	2023	%	2022	%
Taxes at statutory rate	$(31,006)	21	$(74,667)	21	$59,179	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(22)	—	(2,548)	1	(339)	—
Taxes on non U.S. earnings	16,601	(11)	191	—	(2,704)	(1)
Valuation allowance	43,866	(30)	3,836	(1)	(1,513)	(1)
U.S. Branch Income	3,226	(2)	2,037	(1)	1,230	1
Noncontrolling interest	1,002	(1)	—	—	—	—
Research and manufacturing incentive deductions and credits	(41,387)	28	(29,416)	8	(24,341)	(9)
Stock compensation	13,294	(9)	18,661	(5)	2,095	1
GILTI and FDII	(629)	—	(7,195)	2	4,866	2
Other	6,172	(4)	(6,999)	2	8,575	3
	$11,117	(8)	$(96,100)	27	$47,048	17
The Company is partially permanently reinvested and will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs. Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes. Foreign currency gains (losses) related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has estimated the associated withholding tax to be $62 million.
Additionally, the Company made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to global intangible low tax income (“GILTI”) as a current period expense when incurred.

During the fiscal years ended June 30, 2024, 2023, and 2022, cash paid by the Company for income taxes was $97 million, $90 million, and $50 million, respectively.
Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements. The impact of the tax holidays on our effective rate is a reduction in the rate of 5.6%, 2.3% and 1.6% for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and the impact of the tax holidays on diluted earnings per share is $0.05, $0.05, and $0.04 for the fiscal years ended June 30, 2024, 2023, and 2022, respectively. The tax holiday related to Coherent Malaysia Sdn. Bhd will end during the fiscal year ended June 30, 2026 for certain business lines, the tax holiday related to certain II-VI Laser Enterprise Philippines, Inc.’s business lines will end during the fiscal year ended June 30, 2026, the tax holiday related to certain II-VI Vietnam Co., Ltd business lines will end during the fiscal year ended June 30, 2024, and the tax holiday related to certain Coherent Singapore PTE Ltd business lines will end during the fiscal year ended June 30, 2027.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2024 ($000):

Type	Amount	Expiration Date
Tax credit carryforwards:
Federal research and development credits	$138,723	June 2029-June 2044
Foreign tax credits	—
State tax credits	21,420	June 2025-June 2039
State tax credits (indefinite)	79,179	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$36,014	June 2025-June 2036
Loss carryforwards - federal (indefinite)	1,968	Indefinite
Loss carryforwards - state	324,702	June 2025-June 2044
Loss carryforwards - state (indefinite)	36,719	Indefinite
Loss carryforwards - foreign	70,666	June 2025-June 2033
Loss carryforwards - foreign (indefinite)	152,336	Indefinite
The Company has recorded a valuation allowance against the majority of the foreign and state loss and credit carryforwards, certain U.S. credit carryforwards and the majority of state credit carryfowards. The Company’s U.S. federal loss carryforwards, federal research and development credit carryforwards, foreign tax credits, and certain state tax credits resulting from the Company’s acquisitions are subject to various annual limitations under Section 382 of the U.S. Internal Revenue Code.
Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2024, 2023 and 2022 were as follows ($000):

Year Ended June 30,	2024	2023	2022
Beginning balance	$115,180	$37,411	$38,025
Increases in current year tax positions	5,168	110	1,803
Acquired business	—	86,077	—
Settlements	(2,970)	—	—
Expiration of statute of limitations	(681)	(8,418)	(2,417)
Ending balance	$116,697	$115,180	$37,411
The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2024, 2023 and 2022, there was $2.3 million, $0.3 million and $0.4 million of interest and penalties within income tax expense, respectively. The Company had $7 million, $6 million and $3 million of interest and penalties accrued at June 30, 2024, 2023 and 2022, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. The majority of the liability can be offset by credit carryforwards and would not impact cash taxes. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $19 million, $92 million and $25 million at June 30, 2024, 2023 and 2022, respectively. For the year ended June 30, 2024, due to the U.S. valuation allowance, a large portion of our unrecognized tax benefit will no longer impact the tax rate if recognized. The Company expects a decrease of $2 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.

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
Note 10.     Equity and Redeemable Preferred Stock
As of June 30, 2024, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of June 30, 2024, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, we issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Preferred dividends are presented as a reduction to Retained earnings on the Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Dividends per share	$—	$12
Series A Mandatory Convertible Preferred Stock dividends ($000)	—	27,600
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
We recognized $123 million and $117 million of preferred stock dividends during the fiscal years ended June 30, 2024, and June 30, 2023, respectively, which were presented as a reduction to retained earnings on the Consolidated Balance Sheet as of June 30, 2024.
The following table presents dividends per share and dividends recognized for the years ended June 30, 2024, and June 30, 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Dividends per share	$574	$542
Dividends ($000)	117,894	111,785
Deemed dividends ($000)	5,463	4,827
Note 11.        Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. The shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock are calculated under the If-Converted method. For the years ended June 30, 2024 and June 30, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock as their effects were anti-dilutive. For the fiscal year ended June 30, 2022, diluted shares outstanding include the dilutive effect of the potential shares of our common stock issuable from stock options, performance and restricted shares and the dilutive effect of the potential shares of our common stock issuable upon conversion of outstanding convertible debt.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000, except per share):

Year Ended June 30,	2024	2023	2022
Numerator
Net earnings (loss) attributable to Coherent Corp.	$(156,154)	$(259,458)	$234,759
Deduct Series A preferred stock dividends	—	(27,600)	(27,600)
Deduct Series B dividends and deemed dividends	(123,357)	(116,612)	(40,625)
Basic earnings (loss) available to the common shareholders	$(279,511)	$(403,670)	$166,534

Effect of dilutive securities:
Add back interest on Convertible Notes (net of tax)	$—	$—	$2,229
Diluted earnings (loss) available to the common shareholders	$(279,511)	$(403,670)	$168,763

Denominator
Weighted average shares	151,642	137,578	106,189
Effect of dilutive securities
Common stock equivalents	—	—	3,012
Convertible Notes	—	—	7,312
Diluted weighted average common shares	151,642	137,578	116,513

Basic earnings (loss) per common share	$(1.84)	$(2.93)	$1.57

Diluted earnings (loss) per common share	$(1.84)	$(2.93)	$1.45
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been antidilutive (in thousands of shares):

Year Ended June 30,	2024	2023	2022
Series A Mandatory Convertible Preferred Stock	—	10,423	8,915
Series B Convertible Preferred Stock	27,691	26,349	9,162
Common stock equivalents	2,940	2,271	9,611
Total anti-dilutive shares	30,631	39,043	27,688

Note 12.     Noncontrolling Interests
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

Year Ended June 30,	2024
Beginning balance	$—
Sale of shares to noncontrolling interests	373,573
Share of foreign currency translation adjustments	429
Net loss	(2,610)
Ending balance	$371,392
Note 13.        Leases
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

Year Ended June 30,	2024	2023	2022
Finance Lease Cost
Amortization of right-of-use assets	$1,667	$1,667	$1,671
Interest on lease liabilities	1,040	1,124	1,200
Total finance lease cost	2,707	2,791	2,871
Operating lease cost	52,909	53,127	36,716
Sublease income	—	—	507
Total lease cost	$55,616	$55,918	$39,080

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	1,040	1,124	1,200
Operating cash flows from operating leases	50,672	50,503	35,481
Financing cash flows from finance leases	1,584	1,430	1,290

Assets Obtained in Exchange for Lease Liabilities
Right-of-use assets obtained in acquisitions	—	56,315	—
Right-of-use assets obtained in exchange for new operating lease liabilities	64,385	27,720	18,161
Total assets obtained in exchange for new operating lease liabilities	64,385	84,035	18,161

Weighted-Average Remaining Lease Term (in Years)
Finance leases	7.5	8.5	9.5
Operating leases	6.6	6.9	6.6

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%	5.6%
Operating leases	6.8%	5.5%	5.7%
The following table presents future minimum lease payments, which includes leases for arrangements with an initial term of more than 12 months ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$52,461	$2,697	$55,158
Year 2	44,876	2,771	47,647
Year 3	34,923	2,847	37,770
Year 4	26,469	2,925	29,394
Year 5	23,833	3,006	26,839
Thereafter	75,033	7,757	82,790
Total minimum lease payments	$257,595	$22,003	$279,598
Less: amounts representing interest	54,660	4,120	58,780
Present value of total lease liabilities	$202,935	$17,883	$220,818

Note 14.        Share-Based Compensation
The Company’s Board of Directors amended the Coherent Corp. 2018 Omnibus Incentive Plan, which originally was approved by the Company’s shareholders at the Annual Meeting in November 2018, as the Coherent Corp. Omnibus Incentive Plan (as amended and restated, the “Plan”). The Plan was approved at the Annual Meeting in November 2023. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance share units to employees, officers and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 13,450,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. Certain awards under the Plan have certain vesting provisions predicated upon the death, retirement or disability of the grantee.
On the Closing Date, the Company assumed the Coherent, Inc. Equity Incentive Plan (“Coherent, Inc. Plan”) and the Coherent, Inc. unvested restricted stock units (“Converted RSUs”) that are generally subject to the same terms and conditions that applied to the Converted RSUs immediately prior to the Closing Date. After the Closing Date, the Company granted restricted stock units under the Coherent, Inc. Plan through August 28, 2023. The Coherent, Inc. Plan was terminated upon adoption of the Plan in November 2023. No additional awards will be granted under the Coherent, Inc. Plan.
As of June 30, 2024, there were approximately 6 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
On June 3, 2024, the Board of Directors granted 147,214 restricted stock units vesting over three years from date of grant and 694,007 performance stock units vesting over the approximate three-year period ending June 30, 2027, to the new CEO. The grants were non-Plan “employment inducement awards” as contemplated by the New York Stock Exchange Listing Rule 303A.08 and therefore were not made pursuant to the Plan.
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

Share-based compensation expense for the fiscal years ended June 30, 2024, 2023 and 2022 is as follows ($000):

Year Ended June 30,	2024	2023	2022
Stock Options and Cash-Based Stock Appreciation Rights	$1,149	$2,602	$3,218
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	92,634	124,212	56,365
Performance Share Awards and Cash-Based Performance Share Unit Awards	21,912	14,998	10,077
Employee Stock Purchase Plan	11,200	7,819	3,443
	$126,895	$149,631	$73,103
Stock Options and Cash-Based Stock Appreciation Rights
We utilize the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022, no stock options were issued.
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2024 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - June 30, 2023	2,186,944	$30.15	102,890	$35.12
Exercised	(685,615)	$24.64	(53,932)	$34.90
Forfeited and Expired	(10,684)	$39.74	(2,087)	$32.70
Outstanding - June 30, 2024	1,490,645	$32.62	46,871	$35.48
Exercisable - June 30, 2024	1,490,645	$32.62	46,871	$35.48
As of June 30, 2024, 2023 and 2022, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $61 million, $44 million and $48 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2024, 2023, and 2022 was $25 million, $5 million, and $8 million, respectively. As of June 30, 2024, there was no unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights.
Outstanding and exercisable stock options at June 30, 2024 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$13.34 - $18.07	220,107	1.08	$17.68	220,107	1.08	$17.68
$18.07 - $24.35	294,425	2.08	$21.52	294,425	2.08	$21.52
$24.35 - $35.39	300,515	3.57	$33.94	300,515	3.57	$33.94
$35.39 - $36.90	420,798	5.22	$36.45	420,798	5.22	$36.45
$36.90 - $49.90	301,671	4.05	$48.14	301,671	4.05	$48.14
	1,537,516	3.47	$32.71	1,537,516	3.47	$32.71
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision. There were no restricted share awards issued in the fiscal years ending June 30, 2024 and June 30, 2023, and all previous restricted share awards have been amortized in full.

Restricted share unit and cash-based restricted share unit activity during the fiscal year ended June 30, 2024, was as follows:

	Restricted Share Units		Cash-Based Restricted Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2023	3,521,954	$53.33	5,975	$53.12
Granted	2,740,565	$39.95	6,876	$38.04
Vested	(2,021,002)	$50.89	(3,062)	$52.02
Forfeited	(173,632)	$45.94	(805)	$41.45
Nonvested - June 30, 2024	4,067,885	$45.84	8,984	$43.00
As of June 30, 2024, total unrecognized compensation cost related to non-vested, restricted share units and cash-based restricted share units was $96 million. This cost is expected to be recognized over a weighted-average period of approximately two years. The restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share awards, restricted share units, and cash-based restricted share units granted during the years ended June 30, 2024, 2023 and 2022, was $110 million, $102 million and $54 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $74 million, $131 million and $67 million during fiscal years 2024, 2023 and 2022, respectively.
Performance Share Units
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units under the Plan. As of June 30, 2024, we had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.
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
Performance share unit activity relating to the Plan during the year ended June 30, 2024, was as follows:

	Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2023	882,637	$36.11
Granted	1,244,605	$90.71
Vested	(86,984)	$45.12
Forfeited	(337,517)	$44.67
Nonvested - June 30, 2024	1,702,741	$73.86
As of June 30, 2024, total unrecognized compensation cost related to non-vested performance share units was $102 million. This cost is expected to be recognized over a weighted-average period of approximately 2.24 years. The total fair value of the performance share units granted during the fiscal years ended June 30, 2024, 2023 and 2022 was $113 million, $27 million and $14 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2024, 2023 and 2022 was $14 million, $24 million and $11 million, respectively.

Note 15.        Segment and Geographic Reporting
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
The Networking segment has locations in the United States, Australia, China, Germany, Malaysia, South Korea, Thailand, the Philippines, the United Kingdom, and Vietnam. This segment address all of Coherent’s four end markets, namely: communications, industrial, electronics, and instrumentation, with a concentration in the communications market. This segment leverages Coherent’s compound semiconductor technology platforms and deep knowledge of end-user applications for our key end markets to deliver differentiated components and subsystems.
The Materials segment has locations in the United States, Belgium, China, Germany, Italy, Japan, Singapore, South Korea, Sweden, Switzerland, Taiwan, the Philippines, the United Kingdom, and Vietnam. This segment address all of Coherent’s four end markets, namely: communications, industrial, electronics, and instrumentation, with concentrations in the industrial and electronics markets. The Materials segment is a market leader in engineered materials and optoelectronic devices, such as those based on ZnSe, ZnS, GaAs, InP, GaSb, and SiC.
The Lasers segment has locations in the United States, Finland, Germany, Malaysia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. The Lasers segment’s lasers and optics products serve industrial customers in semiconductor capital equipment, display capital equipment, precision manufacturing, and aerospace & defense, as well as instrumentation customers in life sciences and scientific research.
To the extent possible, our corporate expenses are allocated to the segments. The Company’s CODM evaluates the performance of its segments based upon reported segment operating income (loss), which is defined as earnings (loss) from operations before income taxes, interest and other income or expense. Unallocated and Other include eliminating inter-segment sales and transfers as well as transaction costs related to the Coherent acquisition, before its close, in the fiscal year ended June 30, 2022.
The following tables summarize selected financial information of our operations by segment ($000):

2024	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$2,295,729	$1,016,573	$1,395,386	$—	$4,707,688
Inter-segment revenues	45,767	457,623	5,212	(508,602)	—
Operating income (loss)	178,789	62,876	(145,544)	—	96,121
Interest expense	—	—	—	—	(288,475)
Other income (expense), net	—	—	—	—	44,707
Income taxes	—	—	—	—	(11,117)
Net loss	—	—	—	—	(158,764)
Net loss attributable to Coherent Corp.	—	—	—	—	(156,154)
Depreciation and amortization	161,499	108,979	289,283	—	559,761
Expenditures for property, plant & equipment	90,950	224,482	31,384	—	346,816
Segment assets	3,543,981	3,502,642	7,442,011	—	14,488,634
Goodwill	1,036,592	245,983	3,181,754	—	4,464,329

2023	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$2,340,930	$1,349,758	$1,469,412	$—	$5,160,100
Inter-segment revenues	70,120	362,179	1,517	(433,817)	—
Operating income (loss)	222,365	159,581	(419,066)	—	(37,120)
Interest expense	—	—	—	—	(286,872)
Other income (expense), net	—	—	—	—	(31,566)
Income taxes	—	—	—	—	96,100
Net loss attributable to Coherent Corp.	—	—	—	—	(259,458)
Depreciation and amortization	172,339	143,243	366,105	—	681,687
Expenditures for property, plant & equipment	98,192	274,434	63,434	—	436,060
Segment assets	3,316,555	2,561,156	7,833,422	—	13,711,133
Goodwill	1,036,204	247,695	3,228,801	—	4,512,700

2022	Networking	Materials	Lasers	Unallocated & Other	Total
Revenues	$2,197,249	$1,119,367	$—	$—	$3,316,616
Inter-segment revenues	93,660	272,580	—	(366,240)	—
Operating income (loss)	231,563	218,601	—	(35,870)	414,294
Interest expense	—	—	—	—	(121,254)
Other income (expense), net	—	—	—	—	(11,233)
Income taxes	—	—	—	—	(47,048)
Net earnings attributable to Coherent Corp.	—	—	—	—	234,759
Depreciation and amortization	172,092	114,687	—	—	286,779
Expenditures for property, plant & equipment	89,616	224,716	—	—	314,332
Segment Assets	4,897,252	2,947,594	—	—	7,844,846
Goodwill	1,013,277	272,482	—	—	1,285,759

Geographic information for revenues by location of the customer’s headquarters, were as follows ($000):

	Revenues
Year Ended June 30,	2024	2023	2022
North America	$2,622,569	$2,745,891	$1,771,385
Europe	714,282	979,911	623,157
China	621,918	577,180	614,393
Japan	340,863	392,479	196,512
Rest of World	408,056	464,639	111,169
Total	$4,707,688	$5,160,100	$3,316,616

Major Customers
We had one major customer who accounted for 10% of consolidated revenue during fiscal 2024. The customer purchased primarily from our Networking segment. We had another major customer who accounted for 10% of consolidated revenue during fiscal 2023. The customer purchased primarily from our Networking segment.

Geographic information for long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows ($000):

	Long-Lived Assets
June 30,	2024	2023
United States	$1,226,359	$1,069,012
Non-United States
China	349,195	365,331
Germany	209,593	216,336
United Kingdom	19,153	77,474
Malaysia	87,783	70,424
Switzerland	44,256	47,110
Sweden	44,733	38,981
Korea	17,862	20,869
Vietnam	20,707	17,739
Australia	8,611	8,641
Taiwan	6,705	7,883
Philippines	11,217	7,205
Other	23,166	24,853
Total Non-United States	842,981	902,846
	$2,069,340	$1,971,858
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

The fair value of the interest rate swap of $8 million and $37 million is recognized in the Consolidated Balance Sheets within Prepaid and other current assets and Other assets as of June 30, 2024 and June 30, 2023, respectively. Changes in fair value are recorded within Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into the Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affects earnings. Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap is classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, we entered into an interest rate cap (“the Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 8. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we will begin to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. The fair value of the interest rate cap of $50 million and $46 million is recognized in the Consolidated Balance Sheets within prepaid and other current and other assets as of June 30, 2024 and June 30, 2023, respectively.
The Cap, as amended, is designed to mirror the terms of the Company’s Credit Agreement as amended on March 31, 2023. We designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within Accumulated other comprehensive income (loss). Amounts accumulated in accumulated other comprehensive income (loss) will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to June 30, 2024; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 8. Debt for further information on the Company’s debt facilities.
The fair value and carrying value of the Debt Facilities were as follows at June 30, 2024 ($000):

	Fair Value	Carrying Value
Senior Notes	$938,193	$984,061
Term A Facility	777,564	762,039
Term B Facility	2,390,497	2,334,701

Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments.
At June 30, 2024, total restricted cash of $864 million includes $858 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. At June 30, 2023, total restricted cash of $16 million consisted of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Consolidated Balance Sheets.

We, from time to time, purchase foreign currency forward exchange contracts, that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purposes of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At June 30, 2024, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to these contracts for the year ended June 30, 2024 were $15 million and for June 30, 2023 and June 30, 2022 were gains of $0.2 million and losses of $27 million, respectively, and were included in Other expense (income), net in the Consolidated Statements of Earnings (Loss).
Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.
Note 17.        Employee Benefit Plans
Eligible employees of the Company participate in an employee retirement plan. Under the Coherent Corp 401(k) Profit Sharing Plan (“Plan”), we match employee contributions to the plan equal to an amount of 50% of employee contributions up to a maximum of 8% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2024, 2023 and 2022 were $18 million, $11 million, and $10 million, respectively. In addition, the Plan has a profit sharing retirement plan contribution for eligible U.S. employees of the Company. These contributions are made at the discretion of the Company’s Board of Directors and were $2 million for each of the years ended June 30, 2024, 2023 and 2022.
Under the Coherent, Inc. Employee Retirement and Investment Plan, we matched employee contributions through December 31, 2023 to the plan up to a maximum of 4% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2024 and 2023 were $3 million and $7 million, respectively. Effective January 1, 2024, we merged the Coherent, Inc. Employee Retirement and Investment Plan into the Plan.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan were $4 million for both years ended June 30, 2024 and 2023. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $17 million and $11 million as of June 30, 2024 and 2023, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $7 million decrease for both fiscal years ended June 30, 2024 and 2023. The accumulated benefit obligation was $106 million as of June 30, 2024, compared to $97 million as of June 30, 2023.
Coherent, Inc. Defined Benefit Plans
As a result of the Coherent, Inc. acquisition on July 1, 2022, we assumed all assets and liabilities of defined benefit plans in the U.S., Germany, South Korea, Japan, Spain, and Italy (“acquired plans”). As is the customary practice with European and Asian companies, the plans are unfunded, with the exception of the Spanish plan which is partially funded. The U.S. qualified plan is also partially funded. Any new employees hired after January 1, 2007, are not eligible for the U.S. qualified and nonqualified plans. Effective August 31, 2018, both of the U.S. plans were amended to freeze all future compensation benefit accruals. Any new employees hired after 2000 are not eligible for the primary German pension plans. For two of the German plans and the U.S. qualified plan, unrealized gains and losses are recognized as a component of other comprehensive income (loss) within shareholders’ equity. For the other plans, we have elected to recognize all actuarial gains and losses on these plans immediately, as incurred.
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

For the acquired plans, employer contributions in the years ended June 30, 2024 and June 30, 2023 were $2 million and $1 million, respectively, and net periodic pension cost was not material in either year. The underfunded pension liability was $34 million and $32 million as of June 30, 2024 and June 30, 2023, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $1 million decrease and a $1 million increase for the fiscal years ended June 30, 2024 and June 30, 2023, respectively. The accumulated benefit obligation was $44 million and $42 million as of June 30, 2024 and June 30, 2023, respectively.
Estimated future benefit payments under all plans are estimated to be as follows ($000):

Year Ending June 30,
2025	$9,100
2026	7,800
2027	7,800
2028	8,500
2029	9,500
Next five years	53,000
Note 18.        Other Accrued Liabilities
The components of other accrued liabilities were as follows ($000):

June 30,	2024	2023
Contract liabilities	$62,123	$104,477
Warranty reserves	44,193	47,563
Other accrued liabilities	188,390	158,241
	$294,706	$310,281
Note 19.        Commitments and Contingencies
We have purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of our materials and processes, certain contracts may contain liquidated damage provisions for early termination. We do not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments, based upon historical experience and current expectations. Total future purchase commitments held by Coherent as of June 30, 2024 were $697 million in fiscal 2025 and $54 million thereafter.
Note 20.        Share Repurchase Programs
In August 2014, the Company’s Board of Directors authorized the Company to purchase up to $50 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market or in private transactions from time to time. The Program has no expiration and may be suspended or discontinued at any time. Shares purchased by the Company are retained as treasury stock and available for general corporate purposes. We did not repurchase any shares pursuant to this Program during the fiscal years ended June 30, 2024 or June 30, 2023. As of June 30, 2024, we have cumulatively purchased 1,416,587 shares of Coherent common stock pursuant to the Program for approximately $22 million. On February 21, 2024, the Company’s Board of Directors terminated the Program and any remaining amount authorized for the repurchase of shares.
Note 21.        Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2024, 2023, and 2022 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2021	$55,395	$(31,773)	$—	$(9,355)	$14,267
Other comprehensive income (loss) before reclassifications	(89,967)	29,711	14,306	15,300	(30,650)
Amounts reclassified from AOCI	—	13,797	—	419	14,216
Net current-period other comprehensive income (loss)	(89,967)	43,508	14,306	15,719	(16,434)
AOCI - June 30, 2022	$(34,572)	$11,735	$14,306	$6,364	$(2,167)
Other comprehensive income (loss) before reclassifications	87,927	27,050	22,322	(5,326)	131,973
Amounts reclassified from AOCI	—	(19,301)	—	(779)	(20,080)
Net current-period other comprehensive income (loss)	87,927	7,749	22,322	(6,105)	111,893
AOCI - June 30, 2023	$53,355	$19,484	$36,628	$259	$109,726
Other comprehensive income (loss) before reclassifications	(82,318)	9,529	15,420	(6,708)	(64,077)
Amounts reclassified from AOCI	—	(32,414)	(12,731)	(735)	(45,880)
Net current-period other comprehensive income (loss)	(82,318)	(22,885)	2,689	(7,443)	(109,957)
AOCI - Reclass related to sale of shares to noncontrolling interests	2,871	—	—	—	2,871
AOCI - June 30, 2024	$(26,092)	$(3,401)	$39,317	$(7,184)	$2,640

Note 22.        Restructuring Plan

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
In fiscal 2024, these activities resulted in $27 million of charges primarily for acceleration of depreciation, write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025; however, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the Restructuring Plan were as follows ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2022	$—	$—	$—	$—
Restructuring charges	76,944	107,157	—	184,101
Reimbursement arrangements	(9,247)	(55,753)	—	(65,000)
Reimbursement arrangement related accrual	9,247	—	—	9,247
Payments	(12,565)	—	—	(12,565)
Asset write-offs and other	—	(51,404)	—	(51,404)
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges (recoveries)	(129)	11,658	15,527	27,056
Payments	(13,189)	—	—	(13,189)
Asset write-offs and other	—	(11,658)	(15,527)	(27,185)
Balance - June 30, 2024	$51,061	$—	$—	$51,061

At June 30, 2024, $15 million and $37 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related recoveries are primarily comprised of adjustments to accruals for severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The current year asset write-offs are primarily comprised of specifically identified equipment write-offs due to the consolidation of certain manufacturing sites. The fiscal 2023 severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The fiscal 2023 asset write-offs are primarily comprised of specifically identified equipment write-offs due to the consolidation of certain manufacturing sites. At June 30, 2023, a $50 million receivable under a reimbursement arrangement was recorded in Prepaid and other current assets; the receivable was received during fiscal 2024.
By segment in fiscal 2024, $(4) million, $28 million and $4 million of restructuring costs (recoveries) were incurred in the Networking, Materials and Lasers segments, respectively. By segment in fiscal 2023, $56 million, $60 million and $3 million of restructuring costs were incurred in the Networking, Materials and Lasers segments, respectively. Restructuring charges are recorded in Restructuring charges in our Consolidated Statements of Earnings (Loss).

SCHEDULE II
COHERENT CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2024, 2023, AND 2022
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2024:
Allowance for doubtful accounts	$8,005	$5,161	$—		$(3,655)	(3)	$9,511
Warranty reserves	$47,563	$34,362	$—		$(37,732)		$44,193
Deferred tax asset valuation allowance	$97,180	$57,968	$(318)	(2)	$—		$154,830

YEAR ENDED JUNE 30, 2023:
Allowance for doubtful accounts	$4,206	$1,793	$3,112	(1)	$(1,106)	(3)	$8,005
Warranty reserves	$17,738	$40,475	$29,196	(1)	$(39,846)		$47,563
Deferred tax asset valuation allowance	$55,420	$4,035	$37,725	(1,2)	$—		$97,180

YEAR ENDED JUNE 30, 2022:
Allowance for doubtful accounts	$924	$3,292	$—		$(10)	(3)	$4,206
Warranty reserves	$21,868	$7,718	$—		$(11,848)		$17,738
Deferred tax asset valuation allowance	$53,765	$2,157	$(502)	(2)	$—		$55,420

(1) Related to amounts assumed from the Coherent, Inc. acquisition.
(2) Primarily related to currency translation adjustments.
(3) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.
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

Item 9B.    OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the information set forth under the captions “Election of Directors” and if applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”).
Audit Committee Financial Expert
The information as to the Audit Committee and the Audit Committee Financial Expert is incorporated herein by reference to the information set forth in the Company’s Proxy Statement.
Code of Ethics
The Company has adopted its Code of Business Conduct and Ethics for all of its employees. The Code of Ethical Business Conduct can be found on the Company’s Internet web site at www.coherent.com under “Company – About Us – Governance.” The Company will promptly disclose on its web site (i) any amendments or waivers with respect to a director’s or executive officer’s compliance with the Code of Business Conducts and Ethics and (ii) any amendments or waivers with respect to any provision of the Code of Ethics. Any person may also obtain a copy of the Code of Business Conduct and Ethics without charge by submitting their request to the Chief Financial Officer and Treasurer of Coherent Corp., 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, or by calling (724) 352-4455.
We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our web site.
The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the SEC.
Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information set forth under the caption “Director Compensation For Fiscal Year 2024,” “Executive Compensation,” “Compensation Committee Report” and “Compensation and Risk” in the Company’s Proxy Statement.
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
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2024 is set forth under Item 8 of this Annual Report on Form 10-K.
Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

		Incorporated herein by reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date	File No.
2.01	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	8-K	2.1	March 26, 2021	001-39375
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	8-K	3.1	November 8, 2011	000-16195
3.02	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	3.1	September 8, 2022	001-39375
3.03	Amended and Restated By-Laws of Coherent Corp. as amended and restated effective September 8, 2022	8-K	3.2	September 8, 2022	001-39375
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020	10-K	3.03	August 26, 2020	001-39375
3.05	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021	8-K	3.1	March 31, 2021	001-39375
4.01+	Description of Coherent Corp.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.02	Indenture, dated as of December 10, 2021, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	4.1	December 10, 2021	001-39375
4.03	Form of 5.000% Senior Notes due 2029	8-K	4.2 (included in Exhibit 4.1)	December 10, 2021	001-39375
4.04	First Supplemental Indenture, dated as of July 1, 2022, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.05	August 18, 2023	001-39375
4.05	Second Supplemental Indenture, dated as of May 5, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-Q	4.01	May 10, 2023	001-39375
4.06	Third Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.07	August 18, 2023	001-39375
4.07	Registration Rights Agreement, dated March 31, 2021, by and between II-VI Incorporated and BCPE Watson (DE) SPV, LP.	Schedule 13D	D	July 11, 2022	005-39319

10.01*	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	July 1, 2022	001-39375
10.02	Amendment No. 1 to Credit Agreement, dated as of March 31, 2023, by and among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	May 10, 2023	001-39375
10.03	Amendment No. 2 to Credit Agreement, dated April 2, 2024, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	April 3, 2024	001-39375
10.04	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Denso Corporation	8-K	10.1	October 10, 2023	001-39375
10.05	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Mitsubishi Electric Corporation	8-K	10.1	October 10, 2023	001-39375
10.06	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	10-K	10.15	August 28, 2018	000-16195
10.07**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)	10-K	10.17	August 28, 2015	000-16195
10.08**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)	10-K	10.18	August 28, 2015	000-16195
10.09**	II-VI Incorporated 2012 Omnibus Incentive Plan	8-K	10.01	November 5, 2012	000-16195
10.10**	Form of Nonqualified Stock Option under the II-VI Incorporated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.11**	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	S-8	10.1	November 4, 2014	333-199855
10.12**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.13**	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.01	February 2, 2016	000-16195
10.14**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.03	November 8, 2016	000-16195
10.15**	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	S-8	99.1	November 10, 2020	333-249995
10.16**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	10-Q	10.01	February 8, 2019	000-16195
10.17**	Coherent, Inc. Equity Incentive Plan	S-8	99.1	April 27, 2020	333-237855
10.18**	Coherent, Inc. Equity Incentive Plan - Form of Global Restricted Stock Unit Agreement	10-Q	10.2	August 12, 2020	001-33962
10.19**	Coherent, Inc. Equity Incentive Plan - Form of Performance Restricted Stock Unit Agreement	10-Q	10.3	August 12, 2020	001-33962
10.20**	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.21**	Coherent, Corp. Omnibus Incentive Plan	8-K	10.1	November 13, 2023	001-39375

10.22**	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan	10-Q	10.05	February 6, 2024	001-39375
10.23**	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan	10-Q	10.06	February 6, 2024	001-39375
10.24**	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan	10-Q	10.07	February 6, 2024	001-39375
10.25**+	Description of Incentive Programs
10.26**	Coherent Corp. Employee Stock Purchase Plan	8-K	10.2	November 13, 2023	001-39375
10.27**	Coherent Corp. Revised Executive Severance Plan	10-Q	10.03	May 7, 2024	001-39375
10.28**	Form of Participation Agreement for the Coherent Corp. Revised Executive Severance Plan	10-Q	10.04	May 7, 2024	001-39375
10.29**	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa	10-K	10.07	August 28, 2015	000-16195
10.30+**	Agreement, dated October 4, 2018, by and between II-VI Incorporated and Walter R. Bashaw II	10-K	10.26	August 16, 2023	001-39375
10.31**	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	8-K	10.1	August 23, 2022	001-39375
10.32**	CEO Succession and Retirement Agreement, dated February 17, 2024, by and between Coherent Corp. and Dr. Vincent D. Mattera, Jr.	8-K	10.1	February 20, 2024	001-39375
10.33**	Consulting Agreement, dated June 12, 2023, by and between Coherent Corp. and Mark Sobey	10-K	10.29	August 18, 2023	001-39375
10.34**	Transition Services and Final Agreement, dated September 13, 2023, by and between Coherent Corp. and Mary Jane Raymond	8-K	10.1	September 15, 2023	001-39375
10.35**	Offer Letter with Richard Martucci, dated September 13, 2023	8-K	10.2	September 15, 2023	001-39375
10.36**	Offer Letter between James R. Anderson and Coherent Corp. dated May 31, 2024	8-K	10.1	June 3, 2024	001-39375
10.37**	Form of Award Agreement for Inducement RSUs	8-K	10.2	June 3, 2024	001-39375
10.38**	Form of Award Agreement for Inducement PSUs	8-K	10.3	June 3, 2024	001-39375

19.01+	Coherent Corp. and its subsidiaries Insider Trading and Tipping Policy, effective September 25, 2018

21.01+	List of Subsidiaries of Coherent Corp.
23.01+	Consent of Ernst & Young LLP
31.01+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

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

97.01+	Coherent Corp. Compensation Recovery ("Clawback") Policy

101	Interactive Data File
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Definition Linkbase
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

COHERENT CORP.

Date: August 16, 2024	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 16, 2024	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer and Director
Principal Financial Officer:

Date: August 16, 2024	By:	/s/ Richard Martucci
Richard Martucci
Interim Chief Financial Officer and Treasurer

Principal Accounting Officer:

Date: August 16, 2024	By:	/s/ Ilaria Mocciaro
Ilaria Mocciaro
Senior Vice President, Chief Accounting Officer and Corporate Controller

Date: August 16, 2024	By:	/s/ Enrico Digirolamo
Enrico Digirolamo
Chairman of the Board

Date: August 16, 2024	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 16, 2024	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 16, 2024	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 16, 2024	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 16, 2024	By:	/s/ Lisa Neal-Graves
Lisa Neal-Graves
Director

Date: August 16, 2024	By:	/s/ Stephen Pagliuca

Stephen Pagliuca
Director

Date: August 16, 2024	By:	/s/ Elizabeth A. Patrick
Elizabeth A. Patrick
Director
Date: August 16, 2024	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director
Date: August 16, 2024	By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Director
Date: August 16, 2024	By:	/s/ Michelle Sterling
Michelle Sterling
Director
Date: August 16, 2024	By:	/s/ Sandeep S. Vij
Sandeep S. Vij
Director
Date: August 16, 2024	By:	/s/ Howard H. Xia
Howard H. Xia
Director